Form 10-Q
period 1996-03-31
VTEL CORP
filed 1996-05-15
CIK 884144

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                        Commission file number 0-20008


                               VTEL Corporation

           A Delaware Corporation     IRS Employer ID No. 74-2415696



                              108 Wild Basin Road
                              Austin, Texas 78746



                                (512) 314-2700



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

At May 1, 1996 the registrant had outstanding 14,237,301 shares of its Common Stock, $0.01 par value.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               VTEL Corporation
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------

                                                                          March 31,       December 31,
                                                                            1996              1995
                                                                         (Unaudited)
ASSETS
Current assets:
 Cash and equivalents                                                 $    1,881,000    $    2,910,000
 Short-term investments                                                   58,297,000        59,984,000
 Accounts receivable, net of allowance for doubtful
   accounts of  $182,000 and $185,000 at
   March 31, 1996 and December 31, 1995                                   21,797,000        18,875,000
 Inventories                                                               9,856,000         9,731,000
 Prepaid expenses and other current assets                                   942,000         1,041,000
                                                                     ----------------  ----------------
   Total current assets                                                   92,773,000        92,541,000

Property and equipment, net                                               11,799,000         9,650,000
Intangible assets, net                                                    14,089,000        14,285,000
Other assets                                                               1,928,000         1,832,000
                                                                     ----------------  ----------------
                                                                     $   120,589,000   $   118,308,000
                                                                     ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $    8,393,000    $    5,150,000
 Accrued compensation and benefits                                         2,653,000         1,752,000
 Accrued warranty expense                                                    999,000         1,061,000
 Other accrued liabilities                                                 1,133,000         1,351,000
 Research and development advance                                            906,000           906,000
 Deferred revenue                                                          4,685,000         4,250,000
                                                                     ----------------  ----------------
   Total current liabilities                                              18,769,000        14,470,000

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 authorized;
   none issued or outstanding                                                  -                -
 Common stock, $.01 par value; 25,000,000 authorized;
   14,200,000 and 13,766,000 issued and outstanding at
   March 31, 1996 and December 31, 1995                                      142,000           138,000
 Additional paid-in capital                                              123,810,000       123,712,000
 Accumulated deficit                                                     (22,143,000)      (20,169,000)
 Cumulative translation adjustment                                            11,000           157,000
                                                                     ----------------  ----------------
   Total stockholders' equity                                            101,820,000       103,838,000
                                                                     ----------------  ----------------
                                                                     $   120,589,000    $  118,308,000
                                                                     ================  ================

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                               VTEL Corporation
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                ----------------------------------------------
                                  (Unaudited)


                                                                                 For the
                                                                           Three Months Ended
                                                                                March 31,
                                                                    1996                      1995
Revenues                                                       $   22,931,000             $ 15,189,000
Cost of sales                                                      13,622,000                7,207,000
                                                              -----------------          ---------------
   Gross margin                                                    9,309,000                7,982,000
                                                              -----------------          ---------------

Selling, general and administrative                                 8,427,000                5,346,000
Research and development                                            3,656,000                2,667,000
Amortization of intangible assets                                     240,000                    -
                                                              -----------------          ---------------
  Total operating expenses                                         12,323,000                8,013,000
                                                              -----------------          ---------------

  Loss from operations                                             (3,014,000)                 (31,000)
                                                              -----------------          ---------------

Other income, net                                                   1,040,000                  501,000
                                                              -----------------          ---------------

Net income (loss) before provision for income taxes                (1,974,000)                 470,000

Provision for income taxes                                              -                      (16,000)
                                                              -----------------          ---------------
   Net income (loss)                                           $   (1,974,000)            $    454,000
                                                              =================          ===============

Net income (loss) per share                                    $        (0.13)            $       0.04
                                                              =================          ===============

Weighted average shares outstanding                                14,992,000               11,021,000
                                                              =================          ===============


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                               VTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)

                                                                                           For the
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                               1996                    1995
Cash flows from operating activities:
   Net income (loss)                                                       $ (1,974,000)            $   454,000
   Adjustments to reconcile net income (loss)
   to net cash from operations:
       Depreciation and amortization                                          1,698,000                 651,000
       Provision for doubtful accounts                                           12,000                   3,000
       Amortization of unearned compensation                                       -                      6,000
       Amortization of deferred gain                                            (24,000)                (25,000)
       Foreign currency translation gain                                       (177,000)               (170,000)
       (Increase) in accounts receivable                                     (2,934,000)             (2,392,000)
       (Increase) in inventories                                               (125,000)               (552,000)
       (Increase) decrease in prepaid expenses
         and other current assets                                                99,000                 (39,000)
       Increase in accounts payable                                           3,243,000               1,218,000
       Increase (decrease) in accrued expenses                                  645,000                (892,000)
       (Decrease) in research and development advance                              -                   (171,000)
       Increase in deferred revenues                                            435,000                 278,000
                                                                          ---------------          --------------
           Net cash provided by (used in)
             operating activities                                               898,000              (1,631,000)
                                                                          ---------------          --------------

Cash flows from investing activities:
   Net short-term investment activity                                         1,687,000                 975,000
   Net purchase of property and equipment                                    (3,607,000)             (1,888,000)
   (Increase) decrease in other assets                                          (96,000)                129,000
                                                                          ---------------          --------------
           Net cash used in investing activities                             (2,016,000)               (784,000)
                                                                          ---------------          --------------

Cash flows from financing activities:
   Principal payments under capital lease obligations                              -                     (1,000)
   Net proceeds from issuance of stock                                           58,000                 436,000
                                                                          ---------------          --------------
           Net cash provided by financing activities                             58,000                 435,000
                                                                          ---------------          --------------

Effect of translation exchange rates on cash                                     31,000                 207,000
                                                                          ---------------          --------------

Net decrease in cash and equivalents                                         (1,029,000)             (1,773,000)

Cash and equivalents at beginning of period                                   2,910,000               4,185,000
                                                                          ---------------          --------------
Cash and equivalents at end of period                                      $  1,881,000             $ 2,412,000
                                                                          ===============          ==============

                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                VTEL Corporation
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

   VTEL Corporation (the "Company") designs, manufactures, markets, services and supports integrated, multi-media videoconferencing systems which operate over private and switched digital communication networks. The Company distributes its systems to a domestic and international marketplace primarily through third parties.

   The Company's systems integrate traditional video and audio conferencing with additional functions including the sharing of PC software applications and the transmission of high-resolution images and facsimile. Through the use of the Company's multi-media conferencing systems, users are able to replicate more closely the impact and effectiveness of face-to-face meetings. The Company's headquarters and production facilities are in Austin, Texas.

   Note 1 - General and Basis of Financial Statements

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 1996 and the results of the Company's operations and its cash flows for the three month period ended March 31, 1996. The results for interim periods are not necessarily indicative of results for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) contained in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1996.

   Note 2 - Inventories

   Inventories consist of the following:

                                      March 31,   December 31,
                                         1996         1995

Raw materials                         $7,025,000    $6,074,000
Work in process                          254,000       161,000
Finished goods                         2,104,000     2,895,000
Finished goods held for evaluation       473,000       601,000
                                      ----------    ----------
                                      $9,856,000    $9,731,000
                                      ==========    ==========

   Finished goods held for evaluation consists of completed multi-media communication systems used for demonstration and evaluation purposes, which are generally sold during the next 12 months.

   Note 3 - Net Income (Loss) Per Share

   Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following review of the Company's financial position and results of operations for the three month periods ended March 31, 1996 and 1995 should be read in conjunction with the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1996.

   Results of Operations

   The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:

                                        For the three
                                        months ended
                                          March 31,
                                        1996     1995

Revenues                                  100%    100%
Gross margin                               41      53
Selling, general and administrative        37      35
Research and development                   16      18
Total operating expenses                   54      53
Other income, net                           5       3
Net income (loss)                          (9)%     3%

                  Three Months Ended March 31, 1996 and 1995

   Revenues. Revenues for the first quarter of 1996 increased by $7,742,000 or 51% from $15,189,000 in the first quarter of 1995 to $22,931,000 in the first quarter of 1996. The increase in the first quarter of 1996 as compared to the first quarter of 1995 is primarily due to additional videoconferencing-related revenues generated by the Company's systems integration and service operations which were acquired in the fourth quarter of 1995.

   The following table summarizes the Company's group system unit sales activity:

                                                          For the three
                                                          months ended
                                                            March 31,
                                                        1996         1995

                Large group conferencing systems         354          281
                Small group conferencing systems          28           92
                Multipoint control units                  23           28
                                                       -----        -----
                       Total units                       405          401
                                                       =====        =====

   The increase in sales of the Company's large group conferencing systems during the first quarter of 1996 in comparison with the first quarter of 1995 is due to the introduction of the MediaMax(TM)-based Leadership Conferencing(TM) systems during the fourth quarter of 1995 and the Lynx(TM)- based Team Conferencing(TM) systems during the first quarter of 1996. Sales of these new products represented almost 50% of large group conferencing revenues for the first quarter of 1996. The decrease in sales of the Company's small group conferencing systems during the first quarter of 1996 in comparison with the first quarter of 1995 is due to the anticipation of the Company's new products. The average selling price for a group system sold in the first quarter of 1996 and 1995 was $38,000.

   During the first quarter of 1996, the Company introduced its Personal Collaborator(TM) videoconferencing kits as part of its desktop system product line. Desktop system products represented 4% and 1% of products sales for the quarters ended March 31, 1996 and 1995, respectively.

   International sales contributed approximately 18% of product revenues for the first quarter of 1996 as compared to 22% in the first quarter of 1995.

   While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict, partly due to the Company's strategy of distributing its products through resellers. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectations may not evidence itself until late in the quarter. If revenue levels are below expectations, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by the Company or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers.

   Gross margin. Gross margin as a percentage of total revenue in the first quarter of 1996 was 41%, a decrease from the first quarter of 1995 gross margin of 53%. The decrease in gross margin results primarily from a shift in the sales mix such that product revenues represented a smaller percentage of total revenues in the first quarter of 1996 due to the incremental revenues generated by the Company's systems integration and service operations which were acquired in the fourth quarter of 1995. Additionally, the Company experienced a shift in the sales of its older products during the first quarter of 1996 such that sales of lower margin products represented a larger percentage of product sales. Price competition in certain of the Company's older products also contributed to lower gross margins in the first quarter of 1996. The Company anticipates that the introduction of the Team Conferencing(TM) product line, based on the Lynx(TM) platform, will provide a more competitive product in the more deeply discounted product range.

   As discussed above, the Company anticipates that product gross margins will continue to be lower than those generated in 1995. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost.

   In addition, due to the incremental revenues generated by the Company's systems integration and service operations which were acquired in the fourth quarter of 1995, the gross margin generated in 1996 will not be comparable to the gross margin generated in 1995, which was mostly derived from product sales. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.

   Selling, general and administrative. Selling, general and administrative expenses increased by $3,081,000 or 58% from $5,346,000 in the first quarter of 1995 to $8,427,000 in the first quarter of 1996. Selling, general and administrative expenses as a percentage of revenues were 37% and 35% for the three months ended March 31, 1996 and 1995, respectively. The increase in these expenses is primarily due to the incremental selling, general and administrative expenses incurred during the first quarter of 1996 which relate to the Company's systems integration and service operations which were acquired in the fourth quarter of 1995.

   Research and development. Research and development expenses increased by $989,000, or 37%, from $2,667,000 in the first quarter of 1995 to $3,656,000 in the first quarter of 1996. Research and development expenses as a percentage of revenues were 16% and 18% for the three months ended March 31, 1996 and 1995, respectively. Research and development expenses increased during the first quarter of 1996 in comparison with the first quarter of 1995 primarily due to the Company's efforts related to the development of its new products which were introduced in the fourth quarter of 1995 and the first quarter of 1996. Additionally, the increase in research and development expenses resulted from the reassignment during 1995 of Company research and development personnel who had been involved with the Intel joint development projects to the Company's other projects. Research and development expenses decreased as a percentage of revenues from the first quarter of 1995 to the first quarter of 1996 due to the incremental systems integration and service revenues generated in the first quarter of 1996 which do not carry any related research and development costs.

   Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs. All of the Company's research and development costs and internal software development costs have been expensed as incurred.

   During the third quarter of 1993, the Company entered into a Development and License Agreement ("Development Agreement") with Intel Corporation ("Intel"). As a part of this Development Agreement, Intel agreed to advance the Company $3 million of funds in order to enable the Company to jointly research and develop videoconferencing products with Intel. Of the $3 million advance, $906,000 remains at March 31, 1996 for future development projects. As of March 31, 1996, the Company had no research and development activities in process or planned related to the Development Agreement.

   Other income, net. Other income, net increased by $539,000, or 108%, from $501,000 in the first quarter of 1995 to $1,040,000 in the first quarter of 1996. The increase in other income, net is primarily attributable to interest income earned during the first quarter of 1996 on the Company's cash and investment balances. This increase was a result of the completion of a secondary offering in the fourth quarter of 1995, which netted approximately $57,000,000 to the Company.

   Net income (loss). The Company generated a net loss of $1,974,000, or $.13 per share, in the first quarter of 1996 compared to net income of $454,000, or $.04 per share, during the first quarter of 1995. The net loss incurred during the first quarter of 1996 was the result of lower gross margins generated by the Company, incremental operating expenses related to the growth in the Company's operations and revenues and the Company's systems integration and service operations which were acquired in the fourth quarter of 1995. The net income in the first quarter of 1995 was the result of revenues increasing at a faster rate than operating expenses and of higher gross margins generated by the Company.

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If the fair value accounting rules are not adopted, SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the new method had been adopted. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company has elected not to adopt the new fair value accounting rules provided by SFAS No. 123. As such, SFAS No. 123 will not have any effect on the Company's financial position or results of operations.

   Improvement in the Company's financial performance during the remainder of 1996 will depend on the Company's ability to continue to significantly increase revenues through growth in the Company's distribution channels and the successful introduction of its new products, to generate improving gross margins, and to control the growth of operating expenses in 1996. There can be no assurances that the Company will be successful in achieving these objectives during the remainder of 1996.

   Liquidity and Capital Resources

   At March 31, 1996, the Company had working capital of $74,004,000, including $60,178,000 in cash, cash equivalents and short-term investments. The primary uses of cash during the quarters ended March 31, 1996 and 1995 were to purchase property and equipment and leasehold improvements and to fund working capital needs required to support the Company's growth. Cash provided by operating activities was $898,000 for the quarter ended March
   31, 1996, primarily due to an increase in accounts payable and accrued liabilities, slightly offset by an increase in accounts receivable. Cash used in operating activities was $1,631,000 for the quarter ended March 31, 1995, primarily due to an increase in accounts receivable and inventories and a decrease in accrued expenses, slightly offset by an increase in accounts payable.

   The increases in accounts receivable and accounts payable are indicative of a higher level of sales in the latter part of the quarter, which is partly related to the seasonal nature of the Company's business, especially during the last quarter of each calendar year.

   Cash flows from investing activities were the result of capital expenditures of $3,607,000 and $1,888,000 for the quarters ended March 31, 1996 and 1995, respectively. The increase in capital expenditures is primarily related to increases in demonstration and support videoconferencing systems acquired during the first quarter of 1996. Cash was provided by investing activities related to short-term investments as such investments are periodically utilized to provide cash needed to support the Company's growth.

   At March 31, 1996, the Company had a $10,000,000 revolving line of credit available with a financial institution. No amounts have been drawn or are outstanding under the line of credit. The Company's principal sources of liquidity at March 31, 1996 consist of $60,178,000 of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from product sales and its revolving line of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

   General

   The markets for the Company's products are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While the Company attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events will be an ongoing challenge and may result in revenue shortfalls during certain periods of time.

   The Company's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market, introduction of new products by competitors, increased competition due to the entrance of other companies into the videoconferencing market - especially more established companies with greater resources than those of the Company, delay in the introduction of higher performance products, market acceptance of new products introduced by the Company, price competition, interruption of the supply of low-cost products from third-party manufacturers, changes in general economic conditions in any of the countries in which the Company does business, and adverse legal disputes and delays in purchases relating to federal government procurement .

   Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's past earnings and stock price has been, and future earnings and stock price potentially may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Also, the Company participates in a highly dynamic industry which often contributes to the volatility of the Company's Common Stock price.


                          PART II -- OTHER INFORMATION


   Item 1.  Legal Proceedings

             None.

   Item 5.  Other Information

             None

   Item 6.  Exhibits and Reports on Form 8-K

             None



                                *      *      *

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VTEL CORPORATION



May 13, 1996                           By:  /s/   Rodney S. Bond
                                            --------------------------
                                                  Rodney S. Bond
                                              Vice President-Finance
                                             (Chief Financial Officer
                                         and Principal Accounting Officer)