Form 10-Q
period 1996-06-30
VTEL CORP
filed 1996-08-14
CIK 884144

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

At August 1, 1996 the registrant had outstanding 14,301,999 shares of its Common Stock, $0.01 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VTEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                    JUNE 30,       DECEMBER 31,
                                                      1996            1995
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and equivalents                           $  1,860,000     $  2,910,000
  Short-term investments                           53,542,000       59,984,000
  Accounts receivable, net of allowance
   for doubtful accounts of $262,000 and
   $185,000 at June 30, 1996 and
   December 31, 1995                               22,829,000       18,875,000
  Inventories                                      12,381,000        9,731,000
  Prepaid expenses and other current assets         1,477,000        1,041,000
                                                 ------------     ------------
   Total current assets                            92,089,000       92,541,000

Property and equipment, net                        13,222,000        9,650,000
Intangible assets, net                             13,808,000       14,285,000
Other assets                                        1,576,000        1,832,000
                                                 ------------     ------------
                                                 $120,695,000     $118,308,000
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $ 11,934,000     $  5,150,000
 Accrued compensation and benefits                  1,605,000        1,752,000
 Accrued warranty expense                             843,000        1,061,000
 Other accrued liabilities                          1,559,000        1,351,000
 Research and development advance                     906,000          906,000
 Deferred revenue                                   4,032,000        4,250,000
                                                 ------------     ------------
  Total current liabilities                        20,879,000       14,470,000

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000
  authorized; none issued or outstanding
 Common stock, $.01 par value; 25,000,000
  authorized; 14,282,000 and 13,766,000
  issued and outstanding at June 30, 1996
  and December 31, 1995                               143,000          138,000
 Additional paid-in capital                       124,107,000      123,712,000
 Accumulated deficit                              (24,471,000)     (20,169,000)
 Cumulative translation adjustment                     37,000          157,000
                                                 ------------     ------------
  Total stockholders' equity                       99,816,000      103,838,000
                                                 ------------     ------------
                                                 $120,695,000     $118,308,000
                                                 ============     ============


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                               VTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                       FOR THE                          FOR THE
                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                                1996            1995             1996            1995
Revenues                                                     $24,292,000      $18,310,000      $47,223,000     $33,499,000
Cost of sales                                                 14,459,000        8,519,000       28,081,000      15,725,000
                                                             -----------      -----------      -----------     -----------
 Gross margin                                                  9,833,000        9,791,000       19,142,000      17,774,000
                                                             -----------      -----------      -----------     -----------
Selling general and administrative                             8,941,000        5,776,000       17,368,000      11,121,000
Research and development                                       3,790,000        2,838,000        7,446,000       5,505,000
Amortization of intangible assets                                240,000               --          480,000              --
                                                             -----------      -----------      -----------     -----------
 Total operating expenses                                     12,971,000        8,614,000       25,294,000      16,626,000
                                                             -----------      -----------      -----------     -----------
 Income (loss) from operations                                (3,138,000)       1,177,000       (6,152,000)      1,148,000
                                                             -----------      -----------      -----------     -----------
Other income, net                                                810,000          245,000        1,850,000         746,000
                                                             -----------      -----------      -----------     -----------
Net income (loss) before provision for income taxes           (2,328,000)       1,422,000       (4,302,000)      1,894,000
Provision for income taxes                                            --          (37,000)              --         (55,000)
                                                             -----------      -----------      -----------     -----------
 Net income (loss)                                           $(2,328,000)     $ 1,385,000      $(4,302,000)    $ 1,839,000
                                                             ===========      ===========      ===========     ===========
Net income (loss) per share                                  $     (0.16)     $      0.13      $     (0.30)    $      0.17
                                                             ===========      ===========      ===========     ===========
Weighted average shares outstanding                           14,246,000       11,073,000       14,228,000      11,047,000
                                                             ===========      ===========      ===========     ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                               VTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)




                                                             FOR THE
                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                     1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $(4,302,000)        $ 1,839,000
 Adjustments to reconcile net income (loss)
 to net cash from operations:
  Depreciation and amortization                   3,539,000           1,410,000
  Provision for doubtful accounts                   108,000               6,000
  Amortization of unearned compensation                  --              11,000
  Amortization of deferred gain                     (48,000)            (49,000)
  Foreign currency translation gain                (176,000)            (83,000)
  (Increase) in accounts receivable              (4,062,000)         (4,362,000)
  (Increase) in inventories                      (2,650,000)           (470,000)
  (Increase) in prepaid expenses and other
   current assets                                  (395,000)           (356,000)
  Increase in accounts payable                    6,784,000           2,673,000
  (Decrease) in accrued expenses                   (109,000)           (222,000)
  (Decrease) in research and development advance         --            (190,000)
  Increase (decrease) in deferred revenues         (218,000)             92,000
                                                -----------         -----------
   Net cash provided by (used in) operating
    activities                                   (1,529,000)            299,000
                                                -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net short-term investments activity              6,442,000           1,257,000
 Net purchase of property and equipment          (6,631,000)         (3,873,000)
 (Increase) decrease in other assets                256,000            (774,000)
                                                -----------         -----------
   Net cash provided by (used in)
    investing activities                             67,000          (3,390,000)
                                                -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital lease
  obligations                                            --              (3,000)
 Net proceeds from issuance of stock                356,000           1,086,000
                                                -----------         -----------
   Net cash provided by financing activities        356,000           1,083,000
                                                -----------         -----------
Effect of translation exchange rates on cash         56,000             124,000
                                                -----------         -----------
Net decrease in cash and equivalents             (1,050,000)         (1,884,000)

Cash and equivalents at beginning of period       2,910,000           4,185,000
                                                -----------         -----------
Cash and equivalents at end of period           $ 1,860,000         $ 2,301,000
                                                ===========         ===========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                               VTEL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

   NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 1996 and the results of the Company's operations and its cash flows for the three and six month periods ended June 30, 1996. The results for interim periods are not necessarily indicative of results for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) contained in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1996.

   NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                                JUNE  30,   DECEMBER 31,
                                                  1996          1995

Raw materials                               $  6,129,000    $6,074,000
Work in process                                  685,000       161,000
Finished goods                                 4,933,000     2,895,000
Finished goods held for evaluation               634,000       601,000
                                             -----------    ----------
                                            $ 12,381,000    $9,731,000
                                             ===========    ==========

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

   NOTE 4 - CHANGE IN FISCAL YEAR

   On May 23, 1996, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to July 31. The transition period resulting from the change in fiscal year will be reported on the Company's Annual Report on Form 10-K for the transition period ended July 31, 1996.

   NOTE 5 - RESTRUCTURING CHARGE

   Subsequent to June 30, 1996, the Company finalized its plan to realign its resources into Customer Business Units. These Business Units will provide the framework for moving decision making closer to the customer and for responding to customer requirements quickly. The realignment of resources will result in the Company recording a charge subsequent to June 30, 1996 of approximately $750,000 related to restructuring costs that the Company will incur in adjusting its business operations and resources such that the Company will be able to effectively implement its Customer Business Unit model.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

   The following review of the Company's financial position and results of operations for the three and six month periods ended June 30, 1996 and 1995 should be read in conjunction with the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1996.

   RESULTS OF OPERATIONS

   The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:

                                        FOR THE THREE    FOR THE SIX
                                        MONTHS ENDED     MONTHS ENDED
                                          JUNE 30,         JUNE 30,
                                        1996     1995    1996    1995

Revenues                                  100%    100%    100%    100%
Gross margin                               41      53      41      53
Selling, general and administrative        37      32      37      33
Research and development                   16      15      16      16
Total operating expenses                   53      47      54      50
Other income, net                           3       1       4       2
Net income (loss)                         (10)%     8%     (9)%     5%

               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

   Revenues. Revenues for the second quarter of 1996 increased by $5,982,000, or 33%, from $18,310,000 in the second quarter of 1995 to $24,292,000 in the second quarter of 1996. Revenues for the six months ended June 30, 1996 increased by $13,724,000, or 41%, from $33,499,000 for the six months ended June 30, 1995 to $47,223,000 for the six months ended June 30, 1996.

   The increases in revenues for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to additional videoconferencing-related revenues generated by the Company's systems integration and service operations which were acquired in the fourth quarter of 1995.

   The following table summarizes the Company's group system unit sales activity:

                                          FOR THE THREE  FOR THE SIX
                                          MONTHS ENDED   MONTHS ENDED
                                            JUNE 30,       JUNE 30,
                                           1996   1995   1996   1995

Large group conferencing systems             403    296    757    577
Small group conferencing systems              27    117     55    209
Multipoint control units                      24     33     47     61
                                            -----   ----  -----  -----
       Total units                           454    446    859    847
                                            =====   ====  =====  =====

   The increase in sales of the Company's large group conferencing systems during the three and six months ended June 30, 1996 in comparison with the three and six months ended June 30, 1995 is due to the introduction of the MediaMax-based Leadership Conferencing systems during the fourth quarter of 1995 and the Lynx-based Team Conferencing Model 2000 systems during the first quarter of 1996. Sales of these two new products represented approximately 84% and 65%, respectively, of large group conferencing revenues for the three and six months ended June 30, 1996. The decrease in sales of the Company's small group conferencing systems during the three and six months ended June 30, 1996 in comparison with the three and six months ended June 30, 1995 is due to the reduction of sales of the S-Max-based conferencing systems due to more competitive products being released by the Company's competitors. The Company's announcement in late June 1996 of the Lynx-based Team Conferencing Model 1000 system is positioned to regain market presence in the small group system segment.

   The average selling price for a group system sold in the second quarter of
   1996 was $37,000 compared to $41,000 in the second quarter of 1995.   The
   decrease in the average selling price is primarily attributable to the increase in shipments during the second quarter of 1996 of the Lynx-based Team Conferencing systems which generally carry a lower average selling price than the Company's MediaMax-based products.

   Desktop system products represented approximately 3% and 1%, respectively, of product sales for the three months ended June 30, 1996 and 1995 and 4% and 1%, respectively, of product sales for the six months ended June 30, 1996 and 1995.

   International sales contributed approximately 16% and 17%, respectively, of product revenues for the second quarter of 1996 and 1995 and 17% and 19%, respectively, of product revenues for the six months ended June 30, 1996 and 1995.

   While the Company strives for consistent revenue growth,there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict, partly due to the Company's strategy of distributing its products through resellers. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectations may not evidence itself until late in the quarter. If revenue levels are below expectations, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by the Company or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers.

   Gross margin. Gross margin as a percentage of total revenue was 41% for the three and six months ended June 30, 1996 compared to 53% for the three and six months ended June 30, 1995. A portion of the decrease in gross margin results from a shift in the sales mix such that product revenues represented a smaller percentage of total revenues for the three and six months ended June 30, 1996 due to the incremental revenues generated by the Company's systems integration and service operations which were acquired in the fourth quarter of 1995. The Company's systems integration and service operations carry a lower gross margin percentage than its product revenues such that the Company's overall gross margin is lower. Additionally, the Company experienced a shift in its product sales mix such that sales of its multipoint control units, which generally carry higher gross margins, represented a smaller percentage of the Company's total product revenues. Also contributing to the Company's lower gross margin during the second quarter of 1996 was higher per unit manufacturing costs due to lower than expected manufacturing throughput which resulted in the Company spreading
   relatively fixed manufacturing costs over fewer units produced.   The Company
   also increased inventory reserves during the second quarter of 1996 to reserve for potential inventory issues related to its product transitions. The increase in inventory reserves had the effect of lowering the Company's gross margins in the second quarter of 1996.

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

   Selling, general and administrative. Selling, general and administrative expenses increased by $3,165,000, or 55%, from $5,776,000 in the second quarter of 1995 to $8,941,000 in the second quarter of 1996. Selling, general and administrative expenses increased by $6,247,000, or 56%, from $11,121,000 for the six months ended June 30, 1995 to $17,368,000 for the six months ended June 30, 1996. Selling, general and administrative expenses as a percentage of revenues were 37% and 32% for the three months ended June 30, 1996 and 1995, respectively, and were 37% and 33% for the six months ended June 30, 1996 and 1995, respectively.

   The increase in selling, general and administrative expenses is due to growth in the Company's revenues and operating activities and due to the incremental selling, general and administrative expenses incurred during the three and six months ended June 30, 1996 which relate to the Company's systems integration and service operations which were acquired in the fourth quarter of 1995.

   Research and development. Research and development expenses increased by $952,000, or 34%, from $2,838,000 in the second quarter of 1995 to $3,790,000 in the second quarter of 1996. Research and development expenses increased by $1,940,000, or 35%, from $5,505,000 for the six months ended June 30, 1995 to $7,446,000 for the six months ended June 30, 1996. Research and development expenses as a percentage of revenues were 16% and 15% for the three months ended June 30, 1996 and 1995, respectively, and were 16% and 16% for the six months ended June 30, 1996 and 1995, respectively.

   Research and development expenses increased during the three and six months ended June 30, 1996 in comparison with the same periods in 1995 primarily due to the Company's efforts related to the development of its new products which were introduced in the fourth quarter of 1995 and the first and second quarters of 1996. Additionally, the increase in research and development expenses resulted from the reassignment during 1995 of Company research and development personnel who had been involved with the Intel joint development projects to the Company's other projects.

   Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs. All of the Company's research and development costs and internal software development costs have been expensed as incurred.

   During the third quarter of 1993, the Company entered into a Development and License Agreement ("Development Agreement") with Intel Corporation ("Intel"). As a part of this Development Agreement, Intel agreed to advance the Company $3 million of funds in order to enable the Company to jointly research and develop videoconferencing products with Intel. Of the $3 million advance, $906,000 remains at March 31, 1996 for future development projects. As of June 30, 1996, the Company had no research and development activities in process or planned related to the Development Agreement.

   Consistent with many companies in the technology industry, the Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

   Subsequent to June 30, 1996, the Company finalized its plan to realign its resources into Customer Business Units. These Customer Business Units will provide the framework for moving decision making closer to the customer and for responding to customer requirements quickly. The realignment of resources will result in the Company recording a charge subsequent to June 30, 1996 of approximately $750,000 related to restructuring costs that the Company will incur in adjusting its business operations and resources such that the Company will be able to effectively implement its Customer Business Unit model.

   Other income, net. Other income, net increased by $565,000, or 231%, from $245,000 in the second quarter of 1995 to $810,000 in the second quarter of 1996. Other income, net increased by $1,104,000, or 148%, from $746,000 for the six months ended June 30, 1995 to $1,850,000 for the six months ended June 30, 1996. The increase in other income, net is primarily attributable to interest income earned during the three and six months ended June 30, 1996 on the Company's cash and investment balances. This increase was a result of the completion of a secondary offering in the fourth quarter of 1995, which netted approximately $57,000,000 to the Company.

   Net income (loss). The Company generated a net loss of $2,328,000, or $.16 per share, during the second quarter of 1996 compared to net income of $1,385,000, or $.13 per share, during the second quarter of 1995. The Company generated a net loss of $4,302,000, or $.30 per share, during the six months ended June 30, 1996 compared to net income of 1,839,000, or $.17 per share, during the six months ended June 30, 1995.

   The net loss incurred during the three and six months ended June 30, 1996 was the result of lower gross margins generated by the Company and incremental operating expenses related to the growth in the Company's operations, revenues and systems integration and service operations, which were acquired in the fourth quarter of 1995. The net income in the three and six months ended June 30, 1995 was the result of revenues increasing at a faster rate than operating expenses and of higher gross margins generated by the Company.

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

   On May 23, 1996, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to July 31. The transition period resulting from the change in fiscal year will be reported on the Company's Annual Report on Form 10-K for the transition period ended July 31, 1996.

   Improvement in the Company's financial performance will depend on the Company's ability to continue to significantly increase revenues through growth in the Company's distribution channels and the successful introduction of its new products, to generate improving gross margins and to control the growth of operating expenses. There can be no assurances that the Company will be successful in achieving these objectives.

   LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1996, the Company had working capital of $71,210,000, including $55,402,000 in cash, cash equivalents and short-term investments. The primary uses of cash during the six months ended June 30, 1996 and 1995 were to purchase property and equipment and leasehold improvements and to fund working capital needs required to support the Company's growth. Cash used in operating activities was $1,529,000 for the six months ended June 30, 1996, primarily due to an increase in accounts receivable and inventories, partially offset by an increase in accounts payable. Cash provided by operating activities was $299,000 for the six months ended June 30, 1995 and was primarily the result of the net income generated by the Company during the period.

   Cash flows from investing activities were the result of capital expenditures of $6,631,000 and $3,873,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in capital expenditures is primarily related to increases in demonstration and support videoconferencing systems acquired during the period. Cash was provided by investing activities related to short-term investments as such investments are periodically utilized to provide cash needed to support the Company's growth.

   Cash flows from financing activities were the result of stock issuances generating $356,000 and $1,086,000 for the six months ended June 30, 1996 and 1995, respectively, which relate to stock sold under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). Fluctuations in purchases of stock under the Purchase Plan are attributable to changes in the Company's stock price.

   At June 30, 1996, the Company had a $10,000,000 revolving line of credit available with a financial institution. No amounts have been drawn or are outstanding under the line of credit. The Company's principal sources of liquidity at June 30, 1996 consist of $55,402,000 of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit. The Company believes that existing cash and cash equivalent balances, short-term investments and cash generated from product sales and its revolving line of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

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

   The Company's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market, introduction of new products by competitors, increased competition due to the entrance of other companies into the videoconferencing market - especially more established companies with greater resources than those of the Company, delay in the introduction of higher performance products, market acceptance of new products introduced by the Company, price competition, interruption of the supply of low-cost products from third-party manufacturers, changes in general economic conditions in any of the countries in which the Company does business, adverse legal disputes and delays in purchases relating to federal government procurement.

   Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's past earnings and stock price has been, and future earnings and stock price potentially may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance, and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Also, the Company participates in a highly dynamic industry which often contributes to the volatility of the Company's Common Stock price.


                          PART II -- OTHER INFORMATION


   ITEM 1.   LEGAL PROCEEDINGS

             None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of stockholders was duly convened on May 23, 1996. At the meeting, the following nominees were elected directors by the stockholders by the following vote:


       NOMINEE                  FOR            WITHHELD    BROKER NON-VOTES
F.H. (Dick) Moeller             12,929,084     121,015            -
Max D. Hopper                   12,924,286     125,813            -
John V. Jaggers                 12,926,111     123,988            -
Eric L. Jones                   12,928,236     121,863            -
Gordon H. Matthews              12,923,686     126,413            -

   The stockholders voted to approve the proposal to adopt the VTEL Corporation 1996 Stock Option Plan by the following vote:

    FOR                         AGAINST         ABSTAIN    BROKER NON-VOTES
 10,679,902                     1,258,406       100,067        1,011,724

   The stockholders ratified the Board of Directors' appointment of Price Waterhouse, independent accountants, as the Company's independent auditors for the year ending December 31, 1996 by the following vote:

    FOR                         AGAINST         ABSTAIN    BROKER NON-VOTES
 12,941,461                     69,928          38,710             -

   ITEM 5.  OTHER INFORMATION

            None

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                None

            (b) Reports on Form 8-K

            The following Reports on Form 8-K have been filed:

            ITEM REPORTED                              DATE FILED

            Change in Fiscal Year                     May 23, 1996
            Adoption of Rights Plan and              July 15, 1996
            Amendment of Bylaws




                                *      *      *

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VTEL CORPORATION



August 9, 1996                         By:  /s/  Rodney S. Bond
                                          --------------------------
                                                 Rodney S. Bond
                                             Vice President-Finance
                                            (Chief Financial Officer
                                        and Principal Accounting Officer)