Form 10-K
period 1996-07-31
VTEL CORP
filed 1996-11-13
CIK 884144

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
            (MARK ONE)
              (   ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

           ( X ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JANUARY 1, 1996 TO JULY 31, 1996

                        Commission file number  0-20008

                                VTEL CORPORATION

A Delaware Corporation                           IRS Employer ID No. 74-2415696

                              108 Wild Basin Road
                              Austin, Texas  78746
                                 (512) 314-2700

          Securities registered pursuant to section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                        ---   -----

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ( ).

The aggregate market value of 12,397,839 shares of the registrant's Common Stock held by nonaffiliates on October 1, 1996 was approximately $101,513,506. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 25, 1996 there were 13,901,073 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     A list of all Exhibits to this Annual Report on Form 10-K is located at pages 51 through 56.

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

The Company designs, manufactures and markets multi-media conferencing systems. The Company's systems integrate traditional video and audio conferencing with additional functions, including the sharing of PC software applications and the transmission of high-resolution images and facsimiles. Through the use of the Company's multi-media conferencing systems, users are able to replicate more closely the impact and effectiveness of face-to-face meetings. The Company's Pen Pal GraphicsTM and AppsViewTM user interfaces make its multi-media conferencing systems simple to use. The Company's systems are built upon a system platform which is based on industry-standard, PC-compatible open hardware and software architecture. By leveraging this open architecture design, the Company is able to integrate into the videoconference PC-compatible hardware and software applications which allow users to customize the systems to meet their unique needs. The PC-architecture also provides a natural pathway to connect the Company's videoconferencing systems onto local area networks (LAN's) and wide area networks (WAN's) thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. Also complementing this open architecture is the Company's compliance with emerging industry video standards. The Company's open architecture and compliance with data and telecommunications standards permit the incorporation of new functions through software upgrades, thereby extending the useful life of the user's investment.

The cornerstone of the Company's business strategy is to identify end-user customer markets that can most benefit from the advanced functionality of the Company's multi-media conferencing systems and to focus a substantial portion of its sales and marketing efforts on these targeted markets. Consistent with this strategy, the Company has targeted the education, government, health care and certain segments of the commercial markets. VTEL distributes its systems almost exclusively through third-party resellers which include major telecommunications providers such as Ameritech, ATS, GTE, MCI, Southwestern Bell, Sprint, US West and other value-added resellers. The Company has built an extensive marketing and sales organization to support its third-party resellers. This organization provides marketing programs; field support personnel including sales managers, system engineers, and business development managers; and personnel with industry expertise to implement the Company's targeted market strategy. Since the Company's inception, it has sold over 6,000 conferencing systems and multipoint control units.

In November 1995, the Company completed the acquisition of certain assets and a specified work force of the Integrated Communications Systems
Group ("ICS") of Peirce-Phelps, Inc. (the "ICS Transaction"). As part of Peirce-Phelps, ICS was a value-added reseller of systems manufactured by several videoconferencing manufacturers, including the Company, and also provided integration, installation and maintenance services to certain of the end-users of these manufacturers. The completion of the acquisition allows the Company to significantly enhance its ability to support the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchaser of the Company's products, thereby allowing the resellers to more effectively provide an essential part of the services that are integral to the purchase of the Company's products.

The Company's executive offices are located at 108 Wild Basin Road, Austin, Texas 78746, and its telephone number at such offices is (512) 314-2700.

INDUSTRY BACKGROUND

Videoconferencing enables users at remote locations to hold face-to-face meetings through the use of video and audio telecommunications, eliminating travel time and expense. A videoconference entails the transmission of video and audio signals between two or more locations over a digital telephone connection. A video image contains a large amount of information. In order to transmit that image over digital telephone lines, the video and audio signals must be digitized and compressed without substantially reducing the information content. Improved compression algorithms have increased video and audio quality while reducing transmission costs by allowing more information to be sent over lower capacity digital telephone lines. This improved quality and lower cost of both systems and transmission has made videoconferencing systems more attractive to a broader group of users. Also contributing to the wider use of videoconferencing is the increased availability of switched (''dial-up'') digital telephone service which allows a videoconference to be initiated with nearly the ease of a normal telephone call. In the last few years, switched digital telephone service has become increasingly accessible. Growth in the availability of Integrated Services Digital Network (''ISDN'') lines for basic rate service is also increasing in the U.S. In the absence of switched services, videoconferencing users must have dedicated telephone circuits installed.

As digital networks have been built and capacity has increased, the price of switched digital circuits has decreased significantly, thereby lowering the cost of using videoconferencing systems. In addition to the lower cost of using videoconferencing systems, the cost of the videoconferencing systems themselves has decreased due to the availability and lower cost of components, including the increased use of very large scale integration semiconductor technology.

Videoconferencing systems are also becoming simpler to use. In the past, videoconferencing systems required trained operators and specialized dedicated conference rooms. Current videoconferencing systems can be configured as ''roll-about'' room systems that can be used without the need for trained operators or special room requirements. Large-group systems, which are designed for groups of five or more individuals, are typically priced at $20,000 and above. Lower cost and improved ease of use has also led to the creation of the small-group systems market segment, addressed primarily by systems priced below $20,000 which are designed for use by two to five individuals. In addition, a personal desktop market segment is emerging, providing audio and video conference capabilities as an adjunct to personal computers at prices ranging from $1,000 to $3,000.

Another factor contributing to the growth of videoconferencing is the continuing emergence of international industry standards designed to allow interoperability of videoconferencing systems manufactured by different vendors. The International Telecommunications Union (''ITU-T'') sets international standards for interactive video communication (commonly known as the ''H.320 standard'') for coding and decoding audio and video images for transmission over digital networks at data transmission rates from 64 Kbps to 2.048 Mbps and for the T.120 standard which provides for interoperability in still frame, annotation and data file transmission. In February 1992, the Company began shipping its software implementation of the H.320 standard. Since 1992, the Company's primary competitors have shipped products complying with the H.320 standard, and the Company and its competitors have demonstrated video and audio interoperability among the Company's products and competing products.
The Company plans to offer T.120 protocols and applications for its products.

While technological advances and market receptivity have increased the use of videoconferencing, traditional audio and video videoconferencing alone lacks the functionality and effectiveness of face-to-face meetings in many applications. The Company believes that, for certain applications, users are seeking conferencing features, in addition to audio and video, that allow for the exchange of information and interaction through a variety of media. For example, engineers can communicate and solve problems more effectively by supplementing the videoconference with shared media, such as graphics with annotations, computer programs, document exchanges and whiteboards, which results in a better replication of the impact and effectiveness of a face-to-face meeting.

AGREEMENTS WITH INTEL CORPORATION

In August 1993, Intel Corporation ("Intel") and the Company announced a strategic relationship designed to develop and market a compatible family of PC-based, video-assisted teleconferencing products. As a part of this relationship, on October 25, 1993, the Company entered into a Development Agreement with Intel, pursuant to which the companies have engaged in a series of development efforts with respect to video compression software as well as other video technology such as processes and designs. The Development Agreement contains certain provisions for licensing agreements and royalties between the two companies for the use of the technology developed under the Development Agreement. The initial term of the Development Agreement will continue until December 31, 1996 and will automatically renew thereafter for successive terms of one year unless written notice is given by either party at least six months prior to the expiration of the initial term or any successor term. As part of the Development Agreement, Intel advanced the Company $3.0 million for reimbursement of research and development costs to be incurred by the Company in performing the work specified in the Development Agreement. The Company is required to report periodically to Intel the amount of costs incurred which qualify for reimbursement from the advance. As of July 31, 1996, the Company had incurred approximately $2.1 million of research and development costs related to the Development Agreement. There can be no assurance that the remaining approximately $900,000 of the initial $3.0 million advance will be used for the reimbursement of future research and development expenditures. As of July 31, 1996, the Company had no research and development activities in process or planned related to the Development Agreement.

In conjunction with the Development Agreement, the Company and Intel also entered into a Stock Purchase and Warrant Agreement (the "Stock Agreement") whereby the Company sold 970,201 shares of unregistered Common Stock
(which represented 10% of the Company's then outstanding Common Stock after the sale), and a warrant for the purchase of an additional 10% of the Company's Common Stock, or 1,199,124 shares, for a purchase price of $7.0 million.
In conjunction with Intel's investment in the Company, the Company and Intel entered into an Investor Rights Agreement (the ''Investor Rights Agreement'') which granted Intel certain rights as an investor in the Company. In June
1995, the Company sold an additional 51,898 shares of unregistered Common
Stock to Intel for $396,000 pursuant to Intel's contractual right, since terminated, to acquire such shares in order to maintain its percentage ownership interest in the Company pursuant to the Investor Rights Agreement.

In September 1995, the Company and Intel entered into a new agreement which modified the Investor Rights Agreement and the Stock Agreement. The modified agreement also resulted in Intel agreeing to terminate its rights (other than registration rights) specified in the Investor Rights Agreement between the Company and Intel. In October 1995, Intel delivered notice of its intent to exercise its warrant to purchase 1,199,124 shares of the Company's Common Stock at an exercise price of $11.50 per share. Pursuant to the modified agreement, Intel agreed to sell to the Company concurrently with the exercise of the warrant, and the Company agreed to purchase from Intel, 771,464 shares of the Company's Common Stock at a price of

$17.875, the closing price of the Company's Common Stock on the day immediately preceding the date in which Intel delivered notice of its intent to exercise the warrant. During the six months ended July 31, 1996, the Company completedexecuted the warrant exercise and related stock redemption transaction such that Intel increased its ownership of the Company's Common Stock by a427,660 shares. Intel possesses rights to require the Company to register the shares under the Securities Act of 1933, as amended.

CORPORATE STRATEGY

The Company's primary focus is on large- and small-group conferencing systems which provide high functionality tailored to the needs of markets targeted by the Company. The following are the components of the Company's corporate strategy.

PRODUCT DIFFERENTIATION. THE COMPANY'S STRATEGY IS TO DIFFERENTIATE ITS PRODUCTS FROM THE PRODUCTS MARKETED BY ITS COMPETITORS. KEY ELEMENTS OF THIS STRATEGY ARE AS FOLLOWS:

Open Architecture.   Each of the Company's current multi-media conferencing
systems is built upon a system platform which integrates video, audio and data compression technologies in a PC-compatible open hardware and software architecture. This open architecture allows the Company to accelerate the development process through the use of commonly available, low-cost hardware and software components and the incorporation of third-party technological developments. The Company's PC-based systems platforms are field-upgradable and easily accommodate software upgrades, thereby extending the useful life of the customer's investment and providing the Company with incremental revenues through these upgrade sales.

Consistent Operating Platform. The Company introduced the Enterprise Series product family in late 1995 and an important characteristic of each product in the family is the consistent use of Microsoft Windows 95(R) as the operating system. This consistency combines the PC-microprocessor architecture with a recognized software platform and provides a familiar look and feel for the user throughout the product family. Windows 95(R) supports a wide variety of software and hardware applications that can be integrated into a videoconference as stand-alone features or as shared applications by videoconferencing users through the Company's computer collaboration capability.

Multi-media Functionality.   The Company's conferencing systems provide a wide
range of functions that enable users to exchange information and interact through a variety of media and, as such, more closely replicate the impact and effectiveness of face-to-face meetings. These functions, referred to by the Company as MediaConferencingTM, combine video and audio, document exchange, shared whiteboard, computer application sharing and a form of video electronic mail. The Company strives to make this functionality easily accessible to the user. The Company's Pen Pal GraphicsTM and AppsViewTM user interfaces are designed to make the Company's group systems easy to use. AppsViewTM, which was introduced in early 1995 and is now fully integrated into all of the Company's products, is a customizable user interface that runs on the Microsoft Windows 95(R) operating system. AppsViewTM integrates all application functions under a set of software-defined icons which can be customized by the user to meet specific needs.

Standards Compliance.   The Company believes the continued adoption and
implementation of industry standards for interoperability are critical to the continued growth of the videoconferencing market. All of the Company's conferencing systems and multipoint products comply with the H.320 and ITU-T standards for group systems manufactured by different vendors. The Company believes that it was the first manufacturer in the United States to deliver to its users products which were fully compliant with the H.320 standard. The Company's platforms also comply with an extensive array of additional communications and computer industry standards, both formal and de facto (such as ISA, Intel x86, MS-DOS and MS-Windows), involving video, audio, graphics, communications, computers and peripherals.

The T.120 standard is an ITU-T series of recommendations for multipoint data and graphics protocols. The highest level of the T.120 specifications, or the application level, provides for interoperability in still frame, annotation, and data file transmission. The Company plans to offer T.120 protocols and applications for its AppsView(TM) operating environment and Windows 95(R) -based products across the entire VTEL product line.

The Company has been an active participant on the appropriate ITU-T committees and intends to continue to promote both acceptance of the standards by all vendors and formal compliance testing to assure interoperability.

Network Integration Capabilities. The PC-based open architecture design of the Company's products provides a natural pathway to connect the Company's videoconferencing systems onto local area networks (LAN's) and wide area networks (WAN's); thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. The Company believes that not only will such networks continue to expand globally, but the capability to centrally manage large internationally dispersed networks will become a requirement for the successful establishment of such networks. To support centralized management of large and widely dispersed videoconferencing networks, the Company announced the development of a product called SmartNet which will provide the capabilities to monitor call status, equipment usage, to perform diagnostics, to schedule conferences as well as to provide security all from a single location within the network. The Company believes that development of network integration and network management capabilities will be an important success factor to the Company's strategy.

Service and Systems Integration Capabilities. The Company determined that it would be advantageous to establish the capacity to offer installation, integration and support services to resellers of its products, which could be resold by the resellers to the ultimate purchasers of the Company's products. By enhancing the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchasers of the Company's products, the Company believes that it would enhance its resellers' ability to sell the Company's conferencing systems as well as generate additional revenues to the Company from the sales of such services to the Company's resellers.

In November, 1995 the Company completed the ICS Transaction (see "Business - General"). The completion of the ICS Transaction allows the Company to significantly enhance its ability to support the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchaser of the Company's products, thereby allowing the resellers to more effectively provide an essential part of the services that are integral to the purchase of the Company's products.

TARGETED MARKETS.   The cornerstone of the Company's business strategy is
to identify end-user customer markets that can most benefit from the advanced functionality of the company's multi-media conferencing systems, and to focus a substantial portion of its sales and marketing efforts on these targeted markets. Consistent with this strategy, the Company has targeted the education, government, health care and certain segments of the commercial markets. The Company intends to focus its product strategy in its targeted markets in which the Company is currently the leader and in other markets in which the Company believes it has the highest potential for increasing its market share.

In order to deliver the highest level of customer support and to sustain the successful strategy of focusing on key targeted markets, the Company reorganized in 1996 into four Customer Business Units (CBU's). These CBU's support customer segments in education, government, health care, service and commercial markets. The objective of the CBU organzation is to align closely with the customer segments in all areas of support ranging from product marketing, product development and service, to quality control and customer satisfaction. Through this close coupling with the customer segments, the Company believes that it will be able to rapidly respond to customers with customized solutions that match unique customer requirements.

DISTRIBUTION STRATEGY. The company relies on third parties to sell, install and support its videoconferencing systems in an effort to leverage the sales forces of the resellers which provide telecommunications and support services to potential purchasers of videoconferencing equipment. The Company has established relationships with many of the leading telecommunications providers in the United States, including Ameritech, GTE, MCI, Southwestern Bell, Sprint, and US West. Consistent with its focus on its targeted market segments, the Company works with a number of value added resellers ("VARS") that specialize in specific applications, geographic areas and markets such as education, health care, project management and government procurement. The Company has built an extensive marketing and sales organization to support its third-party resellers. This organization provides marketing programs; field support personnel including sales managers, system engineers and business development managers; and personnel with industry expertise to implement the Company's targeted market strategy.

PRODUCTS

The Company offers a complete line of interoperable multi-media conferencing systems. The Company differentiates its systems from competitive products by a high level of advanced functionality, such as graphics annotation and access to PC-based software and hardware peripherals. Because all VTEL systems are based on open PC architecture, and most functionality is contained in software, system upgrades are generally accomplished through software diskettes sent by mail, enabling customers to protect their investment. VTEL systems may be configured with local area network ("LAN") connections so that data and presentations may be created at an individual PC workstation, stored on the LAN and retrieved by the videoconferencing system for presentation or transfer to the remote location during a videoconference.

Videoconferences can range from simple point-to-point connections between two locations of a single organization to connections between multiple locations of multiple organizations in several countries. The Company's multi-media conferencing systems are based upon one of three platforms, either its MediaMax(TM) platform, its S-Max(TM) platform, or its new Lynx platform, and are offered in a variety of configurations designed to meet the conferencing needs of large groups, small groups and individuals.

MEDIAMAX(TM) PLATFORM.   The MediaMax(TM) is the hardware platform upon
which the Company's high-end systems are built. It is a PC-based, open architecture system which may be adapted with hardware peripherals and software to meet specific market applications, such as education and health care, and is designed to meet the videoconferencing needs of large and small groups.

The MediaMax(TM) platform contains the hardware and software necessary to closely replicate the impact and effectiveness of face-to-face meetings. These functions, depending on system configuration, include video and audio compression and coding, multiple video and audio inputs, video switching, audio echo cancellation, still frame graphics and annotation and sharing of live PC-based software applications and hardcopy facsimiles between endpoints. The MediaMax(TM) PC hardware is based on the Intel microprocessor and contains random access memory and hard drive memory capacity consistent with high-end PC platforms. The MediaMax(TM) chassis also contains open PC card slots for user peripherals.

The MediaMax(TM) platform supports both the H.320 standard for video and audio compression and the Company's proprietary video algorithm called Blue Chip(TM), which provides video quality that exceeds the international standard when connected with other VTEL systems. VTEL systems can connect to any system which adheres to the H.320 standard. The MediaMax(TM) platform operates over digital communications bandwidths transmitting at data rates from 56 to 1,544 Kbps in point-to-point and multipoint conferences. The MediaMax(TM) platform is capable of transmitting and receiving video streams at up to 30 frames per second when configured with the QuickFrame(TM) option. QuickFrame(TM), at bandwidths above 128 Kbps, provides high video quality and is particularly well-suited for high-end health care and education applications. MediaMax(TM) connections can be made over public, dial-up digital networks or private, digital dedicated facilities. The transmission can be by any digital medium, such as copper, fiber, satellite or microwave.

The MediaMax(TM) platform is integrated with cameras, microphones, speakers, monitors, cabinets, software and network connection devices tailored to meet each customer's application requirements. Configurations of the MediaMax(TM) platform include:

 . Leadership Conferencing Systems. Introduced in 1995, Leadership Conferencing or "LC" systems are VTEL's high-end single and dual monitor systems which are based on the hardware architecture of the MediaMax(TM) platform, but the software platform is built upon Microsoft's Windows 95(R) operating system. Featuring Pentium microprocessors with 16 megabytes of RAM, the systems provide the software-driven user interface developed by VTEL called AppsView(TM). Through the added functionality that Windows 95(R) provides, the "LC" features user interconnection into LAN's and the Internet and the capability of using third party software packages designed to operate on Windows 95(R) (TM) as an element of the videoconference. LC systems are capable of running on bandwidths from 56Kbps to full T1 rates. "LC" systems have suggested list prices of $55,000 to $72,000.

 . F.R.E.D. Systems. The F.R.E.D. ("Friendly Rollabout Engineered for Doctors") product was introduced in 1995 and is designed for specific application in a medical environment. Based on the MediaMax(TM) platform, the F.R.E.D. system may incorporate health care related peripherals such as an otoscope and an electronic sphygmomanometer and features a 15 inch color monitor mounted on top of an upright cabinet, scrubbable stainless-steel surfaces, large lockable casters, an optional articulated camera arm assembly, a touch-screen user interface and direct side-panel access to the video and audio ports. The F.R.E.D. system has a suggested list price of $69,500.

LYNX(TM) PLATFORM.   VTEL'S Lynx(TM) is the hardware and software platform
for a mid-range family of products designed to meet the needs of large groups, small groups and individuals. The Lynx(TM) platform is a PC-based, open architecture videoconferencing system configured around an Intel Pentium(TM) PC chassis containing the lynx(TM) video-audio processing boardset. The Lynx(TM) system contains, in addition to the standard internal disk drive and 3.5 inch floppy drive, a 4X-speed CD-ROM drive as well as an expansion chassis which contains all the audio and video input/output ports. The Lynx(TM) platform utilizes the Microsoft Windows 95(R) operating system as its software platform and incorporates the AppsView(TM) software user interface and control system. Through AppsView(TM), the user controls all conference functions with on-screen software icons which may be customized for each user or application. The Lynx(TM) platform contains open PC card slots for application-specific peripherals.

The Lynx(TM) platform supports the H.320 industry standards for video and audio compression and is interoperable with any other system supporting the H.320 standard. The Lynx(TM) platform is also capable of supporting the T.120 suite of standards as applications become available. The platform operates over digital communication bandwidths transmitting at data rates from 56 to 512 Kbps in point-to-point and multipoint conferences. Lynx(TM) connections can be made over public dial-up digital networks or private digital dedicated facilities.

The Lynx(TM) platform also contains many of the same advanced features as the MediaMax(TM) platform. Video, audio, shared whiteboard and graphics annotation are all supported on the Lynx(TM) platform. The Lynx(TM) also incorporates Intel's ProShare(TM) Premier personal conferencing software to provide collaborative computing capability. Cameras, monitors, microphones, speakers and software are integrated in various combinations to meet each user's requirements.

Configurations of the Lynx(TM) platform include the Company's Team Conferencing(TM) Systems. The Team Conferencing(TM) or "TC" systems are single or dual monitor systems built on the Lynx(TM) platform and designed to provide mid-range products for users seeking high quality video and audio and multi-media conferencing capability in a small group setting. The systems provide higher performance PC-based functionality through the use of the Intel Pentium(TM) microprocessor, inclusion of a CD-ROM drive, the Microsoft Windows 95(R) operating system and the AppsView(TM) user interface. Product features include LAN connectivity, Internet access, both document and computer conferencing, 30 frame per second video and capability of including software applications designed for Windows 95(R) as part of the videoconference. The "TC" systems have suggested list prices of $22,995 to $46,995.

S-MAX(TM) PLATFORM.   VTEL's S-Max(TM) product series, introduced in
late 1993, is the hardware and software platform for a low-cost family of products designed to meet the needs of small groups and individuals. The S-Max(TM) platform is a pc-based, open architecture videoconferencing system configured around an intel pc chassis containing the s-maxtm video-audio processing boardset. The S-Max(TM) system utilizes the Company's AppsView(TM) user interface. The S-Max(TM) platform contains open PC card slots for application-specific peripherals.

The S-Max(TM) platform supports the H.320 standard for video and audio compression and can connect to any system which adheres to the H.320 standard. The S-Max(TM) platform operates over digital communications bandwidths transmitting at data rates from 56 to 384 Kbps in point-to-point and multipoint conferences. S-Max(TM) connections can be made over public dial-up digital networks or private digital dedicated facilities .

The S-Max(TM) platform also contains many of the same advanced features as the MediaMax(TM)and Lynx(TM) platforms including video, audio, shared whiteboard, graphics annotation and collaborative computing. The ProShare(TM) Premier application software package from Intel is integrated into the S-Max(TM) platform to support the advanced functionality. Cameras, monitors, microphones, speakers and software are integrated in various combinations to meet each user's requirements.

Configurations of the S-Max(TM) platform include:

 . 127S System. The 127S is an S-Max(TM)-based roll-about system. The system is configured with a 27p monitor, pan/tilt/zoom camera, microphone and roll-about cabinet and is designed for use by small groups. List prices for the 127S system start at $15,995.

 . 115S and 117S Systems. The 115S and 117S are S-Max(TM)-based desktop videoconferencing systems. The systems are configured with a 15p or 17p SVGA monitor, camera, microphone and speaker and designed for use as an individual videoconferencing station. List prices for the 115S and 117S start at $9,995.


PERSONAL COLLABORATOR. The VTEL Personal Collaborator(TM) ("VPC") is a complete videoconferencing kit designed to deliver low-cost videoconferencing capability to a Windows 95(R) desktop PC. The VPC is comprised of a camera, microphone, speaker, cables and single card that installs into a standard ISA-bus slot which provides all of the video/audio processing hardware as well as ISDN network interface. The user interface is based on the AppsView(TM) videoconferencing control software running on Windows 95(R). The VPC is compatible with H.320 standards for video and audio compression and is also capable of supporting the
T.120 suite of standards as applications become available. The VPC has a suggested list price of $2,495.

MULTIPOINT CONTROL UNITS. Multipoint control units, or a "MCU's", Videoconferencing users often purchase a MCU to act as their video network hub. VTEL's MCU II(TM) is fully interoperable with the MediaMax(TM), S-Max(TM) and Lynx(TM) systems and also supports the H.320 standard to enable multipoint videoconferences with any standards-compliant system. The MCU II(TM) supports up to 20 ports (one port equals one end-point connection) on a single chassis, and multiple MCU IIs(TM) may be connected to multi-way conferences in excess of 20 participants if desired. The MCU II(TM) has a PC-based, open architecture and can support numerous multi-location meetings simultaneously. The MCU II(TM) provides support for the international standards for "chair control" as an optional feature. Chair control includes the ability to control the video switching for a more formal multi-way conference by having each site view one speaker only and the ability to pass the chair control to a different site during a conference. The MCU II(TM) has a list price of $49,995 for a four-port configuration and $146,990 for a 20-port configuration. The units may be cascaded together to provide additional capacity. In June 1995, the Company announced a strategic alliance with Accord Video Telecommunications, Ltd. of Israel to develop product enhancements and to market the MCU II(TM) to markets not served by the Company.

PRODUCT DEVELOPMENT

The Company's product development strategy is to design and develop core systems capabilities and leverage the availability of hardware peripherals and application software from third parties and to efficiently integrate such third-party resources into its systems. To the extent that market needs cannot be met by available third-party resources, the Company may undertake the development of such resources. The following represent development efforts that have been undertaken by the Company:

SOFTWARE SYSTEM PLATFORM. The MediaMax(TM), S-Max(TM), and Lynx(TM) platforms are implemented through a software architecture. The characteristics of the Company's products are developed and implemented primarily through software, facilitating upgrades for users and the rapid incorporation of new technologies. Upgrades are modular in nature, allowing additional licensed program products to be added incrementally to the user's basic system. The Company's software products are developed primarily in "C", a commonly-used, high-level programming language, to provide future portability to other hardware platforms. Development resources are being applied to the creation of new system software and program products for increased functionality and flexibility of the platform.

USER INTERFACE. The Company has developed a Microsoft Windows(TM)-based user interface called AppsView(TM). The feature is software driven and provides a customized menu of application icons that the user creates. This user interface runs on the Microsoft Windows 95(R) operating system and is OLE-2 compatible. AppsView(TM) is now available on all of the Company's MediaConferencing(TM) systems.

SMALL GROUP AND DESKTOP PERSONAL SYSTEMS. Increased performance of semiconductor processors specifically designed for video and image processing allow for the cost-effective design and packaging of small group conferencing systems and high functionality personal desktop systems which are compatible with small and large group conferencing systems. The Company recently introduced the VPC videoconferencing cardset which was developed utilizing the capability of the Company's videoconferencing software to be ported to a suitable hardware platform. The principal hardware-related resource commitment from development is the effort to search for, find and test board-set candidates for suitability for the software function. Thus, the time to develop and introduce a product is shorter and the cost to develop is smaller.

AUDIO COMPRESSION/ECHO CANCELLATION. Audio quality is an important element in any long-distance conference. At lower transmission rates, the amount of bandwidth allocated to audio decreases, thereby requiring audio compression algorithms to maintain acceptable audio quality. In 1988, the Company produced its own proprietary, integrated echo canceller to improve audio quality. In 1993, the Company introduced a higher fidelity audio subsystem called TrueTalk(TM) 7. The Company offers audio compression capability at allocated bandwidths of 8, 12, 32 and 74 Kbps through the TrueTalk(TM) audio subsystem. In 1995, the Company introduced an upgrade to TrueTalk(TM) 7.

VIDEO/IMAGE COMPRESSION. Both the Company's H.320 standard-based video compression algorithm and its proprietary algorithm are products of compression research started in 1988. The Company's continuing video compression development activity is focused on the refinement of both algorithms for higher resolution video capabilities and the integration of that technology.

The Company incurred gross research and development expenses of $8.9 million, $11.5 million, $10.5 million and $8.6 million during the seven months ended July 31, 1996 and the years ended December 31, 1995, 1994 and 1993, respectively. Research and development expenses, net of reimbursements from Intel under the Development Agreement, were $8.9 million, $11.3 million, $8.8 million and $8.4 million during the seven months ended July 31, 1996 and the years ended December 31, 1995, 1994 and 1993, respectively.

SALES AND MARKETING

VTEL believes that a well-positioned distribution channel is critical to marketing success. The Company relies on third parties to sell, install and support its conferencing systems in an effort to leverage the sales forces of the resellers which are already providing telecommunications and systems integration services to potential purchasers of videoconferencing equipment. The Company believes that its early commitment to indirect distribution has resulted in a relatively comprehensive, well-trained group of resellers, many of which are leading telecommunications providers in the United States. All of its major resellers maintain demonstration networks, with trained sales and support personnel motivated by quotas and commissions for marketing the Company's products.

Consistent with its focus on its targeted market segments, the Company works with a number of value-added resellers ("VARs") that specialize in specific applications, geographic areas and markets such as education, health care, project management and government procurement. Typically, the Company's agreements with its resellers and VAR's involve non-exclusive arrangements which may be canceled by either party at will and contain no minimum purchase requirements on the part of the resellers.

Approximately 93% and 943%, respectively, of the Company's product revenues for the seven months ended July 31, 1996 and the year ended December 31, 1995 were generated from its reseller and VAR network. Sales to the Company's top ten resellers accounted for approximately 53% and 56%, respectively, of the Company's revenues for the seven months ended July 31, 1996 and the year ended December 31, 1995. The Company's top five resellers for the seven months ended July 31, 1996 included Ameritech, Anixter, GTE, Southwestern Bell, and Sprint. Of this group, GTE was the only reseller that accounted for more than 10% of the Company's revenue for the seven months ended July 31, 1996. The Company believes that telecommunications providers are well positioned to market the Company's products because of their familiarity with the network requirements for the videoconferencing systems and because many of their existing customers represent potential users of the Company's videoconferencing systems. The use of resellers is expected to continue to account for almost all of the Company's revenues in the foreseeable future.

PRODUCT SUPPORT AND EXPANSION OF SUPPORT CAPABILITIES

Currently, end-user support and installation of the Company's products is provided by the resellers and VARs, by ING., C., Olivetti & C., S.p.A. ("Olivetti") and Dictaphone as third-party service providers, or directly by the Company. To provide a comprehensive service offering for its worldwide customer base, VTEL maintains service agreements with Olivetti and Dictaphone which provide comprehensive installation and support services to users of VTEL equipment. The Company trains the staffs of Olivetti, Dictaphone and VTEL's resellers on diagnostics and service of its products. Olivetti, Dictaphone and the reseller service network are supported by trained technicians at the Company's Technical Assistance Center.

In 1995, the Company determined that it would be advantageous to establish the capacity to offer installation, integration and support services to resellers of its products, which could be resold by the resellers to the ultimate purchasers of the Company's products. By enhancing the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchasers of the Company's products, the Company believes that it will enhance its resellers' ability to sell the Company's conferencing systems as well as generate additional revenues to the Company from the sales of such services to the Company's resellers.

In November 1995, the Company completed the ICS Transaction (see "Business - General"). The completion of the acquisition allows the Company to significantly enhance its ability to support the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchaser of the Company's products, thereby allowing the resellers to more effectively provide an essential part of the services that are integral to the purchase of the Company's products.

The assets and employees acquired in the transaction were employed by ICS to sell videoconferencing systems and render integration and maintenance services directly to end-users of videoconferencing systems manufactured by the Company and several competitors of the Company. As a result of the acquisition, the Company will not continue to sell competitors' systems. Furthermore, while ICS formerly sold equipment and services associated with turn-key integrated videoconferencing systems directly to end-users, as a result of the acquisition, the Company will sell system integration services to the Company's resellers for resale to end-users rather than directly to those end-users. The Company's resellers will continue to sell most of the videoconferencing equipment to end-users.

The Company completed the ICS Transaction with the payment of $10.7 million in cash, which includes $142,000 of transaction expenses, and the issuance of 260,000 shares of the Company's unregistered Common Stock with an estimated market value of $3.7 million. The consideration paid to Peirce-Phelps for the acquisition provides for a series of transactions pursuant to which the Company will pay approximately $20.7 million, consisting of $14.7 million in cash and approximately 260,000 shares of Common Stock of the Company, and The Company also assumed certain ICS liabilities, including obligations under existing service contracts which will expire within 12 months (see Note 2 to the Consolidated Financial Statements).

COMPETITION

The videoconferencing industry is highly competitive. The Company believes that the principal competitive factors in the industry are video and audio quality, service and support, functionality, market visibility and price. The Company faces competition from a number of companies that market communications systems for videoconferencing. Currently in the United States, PictureTel Corporation and Compression Labs, Incorporated, among other companies, are marketing roll-about group videoconferencing systems and multipoint control units. Internationally, videoconferencing systems are available from, among others, British Telecommunications plc, General Plessey Telecommunications, Sony Corporation, Nippon Electric Corporation, Mitsubishi, Ltd., Fujitsu, Ltd., and Panasonic, Ltd.

Certain of the Company's competitors have devoted significant resources to the development and marketing of person-to-person visual communications products, such as desktop videoconferencing systems and videophones, which may result in increased competition. PictureTel has entered into a non-exclusive agreement for the development of desktop videoconferencing systems with Compaq and non-exclusive co-marketing and reselling agreements with AT&T and IBM. As additional forms of conferencing systems emerge, such as desktop videoconferencing systems, manufacturers and suppliers of desktop computer systems and software may elect to enter the market for videoconferencing products, thereby increasing competition. In order to compete in the market for business personal videoconferencing systems, the Company introduced the VTEL 115S and 117S systems, which began shipping in the first quarter of 1994, and the VPC cardset, which began shipping in the first calendar quarter of 1996. Rather than expend significant resources in the low-cost personal systems segment of the conferencing market, the Company forms strategic alliances with other companies to participate in the development of these low-cost systems. The Company intends to continue its focus on large- and small-group conferencing systems where the Company believes that it can add significant value through software, user interfaces and applications designed to meet the needs of its targeted markets.

The Company's competitors and many of its potential competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than the Company. These factors may adversely affect the Company's competitive position and accordingly, there can be no assurance that the Company will be able to compete successfully in the future.

MANUFACTURING

The Company's manufacturing operations consist of integration and testing of subsystems and assemblies. The Company's manufacturing strategy is to contract work to established vendors, with the Company fulfilling the quality and materials management functions. Substantially all of the integrated circuits, subsystems and assemblies used in the Company's products are made to Company specifications by third parties under contract. The Company establishes the relationship with the component vendors, qualifies the vendors and arranges for shipment to the Company or directly to the vendor responsible for the next level of integration. Systems must pass several levels of testing, including testing with current-release software, prior to shipment. The Company's manufacturing quality system was certified in December 1994 as meeting the standards of ISO 9002 as set by the International Standards Organization. The Company passed a follow-on audit in September of 1995 with no corrective action needed.

The Company relies on outside vendors for supplying substantially all of its electronic components, subsystems and assemblies. Although the Company uses standard parts and components for its products that are generally available from multiple vendors, certain components are currently available only from sole sources and embody such parties' proprietary technology. The Company depends upon its suppliers to deliver products which are free from defects, competitive in functionality and price and in accordance with the Company's specifications and delivery schedules. The failure of a supplier to provide such products could delay or interrupt the Company's manufacture and delivery of products and thereby adversely affect the Company's business and operating results. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability and by maintaining adequate inventories of certain components, but there can be no assurance that such components will be readily available when needed. Similarly, excessive rework costs associated with defective components or process errors could adversely affect the Company's business and operating results. The Company does not have contracts with many of its suppliers ensuring continued availability of key components.

The Company attempts to forecast orders and to purchase certain long lead-time components in advance of receipt of purchase orders from customers to enable the Company to provide timely deliveries to customers when customer orders are received. In addition, the Company from time to time enters into development arrangements with other third parties to develop and incorporate new features and functions into the Company's products. As such, the Company is dependent upon these third parties to fulfill their respective obligations under these development arrangements, and failure of these third parties to do so could have a material adverse effect on the Company's results of operations.

PATENTS AND TRADEMARKS

The Company has two patents issued by the United States Patent and Trademark Office and nine patent applications pending related to the Company's videoconferencing technology.

There can be no assurance that the pending patents will be issued or that issued patents can be defended successfully. However, the Company does not consider patent protection crucial to its success. The Company believes that, due to the rapid pace of technological change in the videoconferencing industry, legal protection for its products are less significant than factors such as the Company's use of an open architecture, the success of the Company's distribution strategy, the Company's ongoing product innovation and the knowledge, ability and experience of the Company's employees.

The Company has two trademark applications and two service mark applications pending with the United States Patent and Trademark Office covering the "VTEL" mark and the Company's logo.

EMPLOYEES

At July 31, 1996, the Company employed 482 full-time employees as follows:

                                                   NUMBER OF
          FUNCTION                                 EMPLOYEES

          Sales and marketing                           153
          Research and development                      106
          Service, support and
            systems integration                         105
          Manufacturing                                  55
          Finance and administration                     63
                                             --------------
               Total                                    482
                                             ==============

The Company's continued success will depend, in large part, on its ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

The Company's development, management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. The Company uses incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees. There can be no assurance, however, that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of the Company's key management or technical personnel also could materially and adversely affect the Company. The Company generally does not have employment agreements with its key management personnel or technical employees. The Company's future success is also dependent upon its ability to effectively attract, retain, train, motivate and manage its employees. Failure to do so could have a material adverse effect on the Company's business and operating results.

EXECUTIVE OFFICERS

The Company's executive officers are as follows:

F.H. (DICK) MOELLER joined the Company in October 1989 and is currently Chairman of the Board of Directors and Chief Executive Officer. From May 1982 to October 1989, Mr. Moeller served as the founder and President of ProfitMaster Computer Systems, Inc., a computer software firm specializing in real-time financial management systems for retail point-of-sale applications. Prior to founding such firm, Mr. Moeller spent 12 years with Texas Instruments, Inc. during which he held a variety of management positions, most recently serving as Advanced Systems Manager of its Computer Systems Division. In 1995, Mr. Moeller was elected to the Board of Directors of Accord Telecommunications, Ltd., a strategic partner of the Company. In 1996, Mr. Moeller was elected to the Board of Directors of AMX Corp., one of the Company's suppliers.

RODNEY S. BOND joined the Company in May 1990 as Chief Financial Officer, Vice President - Finance and Assistant Secretary and Treasurer. He has served as Secretary of the Company since February 1993. From 1989 until he joined the Company, he served as Managing Director of Sherman Partners, a Dallas-based private investment and consulting firm. From September 1985 to October 1988, Mr. Bond served as Chief Financial Officer and Executive Vice President of Advanced Business Communications, Inc., a telecommunications equipment manufacturer.

J. MICHAEL O'DELL joined the Company in July 1993 as Senior Vice President - Development and now serves as the General Manager of the Company's Education and Government Customer Business Unit. From October 1989 until July 1993, he served in various positions with Dell Computer Corporation, including the position of Vice President - PC Products. From December 1980 until October 1989, Mr. O'Dell held various management positions with IBM in its Austin Development Laboratory.

THOMAS C. STEVENSON joined the Company in August 1994 as Vice President - Marketing. Prior to joining the Company, Mr. Stevenson founded and managed Correl Co., an Atlanta-based consulting firm. From 1987 to 1989, Mr. Stevenson served as Vice President of Sales and Marketing for VideoSeven, a manufacturer of add-in graphics boards. From 1985 to 1987, Mr. Stevenson served as Vice President of Operations for PacTel InfoSystems, a division of Pacific Telesis. Mr. Stevenson also served in various sales and marketing management positions for IBM for more than 16 years.

BOB R. SWEM joined the Company in September 1992 as Vice President - Manufacturing and now serves as the Company's Vice President - Operations. From June 1981 to July 1992, Mr. Swem held various positions with the Austin Division of Tandem Computers Inc., ranging from Manager of Manufacturing to Director of Operations.

MICHAEL P. CRONIN joined the Company in August 1994 as Vice President - Sales for the Western Region and now serves as Vice President - Sales for North America. From August 1992 to August 1994, Mr. Cronin was the Vice President - Sales for Compression Labs, Inc. From 1982 to 1994, Mr. Cronin served in various sales and management positions for Rolm.

DENNIS M. EGAN joined the Company in November 1995 as Vice President - Service. From January 1993 to November 1995, Mr. Egan served as Senior Vice President of Peirce-Phelps, Inc. From June 1995 to January 1993, Mr. Egan was Vice President and General Manager of the Integrated Communications Systems Group of Peirce-Phelps. Mr. Egan's pre-1985 experience includes 12 years serving in various sales and management positions with Peirce-Phelps.

ITEM 2.  PROPERTIES

The Company's headquarters, product development, and sales and marketing facility occupies approximately 93,000 square feet in Austin, Texas under a lease which expires in April 1998, with an option to extend the lease an additional two years. As part of this lease, the Company has rights of first refusal on adjacent space with a total potential expansion, subject to current leases, of an additional 24,000 square feet. The Company believes that these facilities are adequate to meet its current requirements, and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate and development operations and for additional sales and marketing offices. The Company occupies approximately 38,000 square feet of a facility that is situated in a light industrial area in Austin, Texas where the Company's manufacturing, technical assistance and training operations are located. As part of this lease, the Company has rights to lease an additional 20,000 square feet in the same facility. The Company's manufacturing facilities and equipment are currently utilized generally on a one shift per day basis. The Company believes that its current manufacturing capacity is adequate to meet anticipated demand during the next year. Should additional manufacturing capacity be needed during the next year, the Company believes that it could provide the necessary manufacturing capacity through the addition of work shifts or subcontractors, without the need for any significant capital expenditures for facilities or equipment.

The Company's service and system integration operations occupy a facility of approximately 41,000 square feet in the Philadelphia, Pennsylvania vicinity.

ITEM 3.  LEGAL PROCEEDINGS

As of October 25, 1996, there were no material pending legal actions to which the Company is party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Since April 7, 1992, the Company's Common Stock has been traded in the NASDAQ-National Market System under the symbol "VTEL". The following table sets forth the range of high and low closing prices for each calendar quarter of 1994, 1995 and 1996:

                      1994               1995               1996
                 HIGH      LOW      HIGH      LOW      HIGH      LOW

1st Quarter      $8.250   $4.125   $12.000   $ 8.125  $17.250   $8.813
2nd Quarter      $5.500   $4.000   $13.375   $ 8.375  $12.625   $9.500
3rd Quarter      $7.000   $5.125   $26.000   $13.250        -        -
4th Quarter      $9.000   $5.625   $25.125   $16.625        -        -

The high and low prices for the month of April 1996 were $9.6875 and $6.375, respectively.

The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings, if any, for reinvestment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      FOR THE YEARS                    FOR THE TWELVE MONTHS   FOR THE SEVEN MONTHS
                                                    ENDED DECEMBER 31,                     ENDED JULY 31,         ENDED JULY 31,
                                       1991     1992      1993       1994      1995      1995        1996         1995       1996
                                                                                       UNAUDITED - PRO FORMA   UNAUDITED
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF  OPERATIONS DATA:
Revenues                             $11,019   $26,067  $ 31,452   $54,231   $ 78,095    $65,833    $ 90,630      $37,574  $ 50,109
Gross margins                          4,796    13,048    14,619    27,837     39,425     34,878      38,554       20,044    19,173
Operating income (loss)               (2,537)      718   (10,019)     (869)     2,084      2,611     (10,694)         733   (12,045)

Net income (loss)                     (2,426)    1,487    (9,334)       62      3,739      3,841      (7,679)       1,519    (9,899)

Net income (loss) per share            (0.46)     0.18     (1.05)     0.01       0.30       0.35       (0.57)         .14     (0.70)

Weighted average shares outstanding    5,248     8,451     8,876    10,544     12,451     10,991      13,495       11,060    14,237

BALANCE SHEET DATA:
Working capital                      $ 5,500   $35,162  $ 33,318   $31,268   $ 78,071    $30,815    $ 64,979      $30,815  $ 64,979
Total assets                          11,391    42,274    45,547    46,435    118,308     50,003     111,903       50,003   111,903
Long-term lease obligations, less
current portion                           25        10         4         -          -          -           -            -         -
Stockholders' equity                   6,376    38,306    36,258    37,223    103,838     40,154      94,416       40,154    94,416

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

The Company changed its fiscal year end from December 31 to July 31. The following table sets forth the unaudited pro forma results of operations for each of the fiscal quarters in the twelve months ended July 31, 1996:


                                                    FOR THE QUARTER ENDED
                                       OCTOBER 31,  JANUARY 31,   APRIL 30,   JULY 31,
                                          1995          1996         1996       1996
                                                   (UNAUDITED - PRO FORMA)

Revenues                                   $19,510      $23,909     $23,101    $24,110
Gross margin                                 9,922       10,151       9,167      9,314
Selling, general and administrative          7,120        7,953       8,956     10,307
Research and development                     2,969        3,049       3,806      3,895
Amortization of intangible assets                -          160         240        240
Restructuring expense                            -            -           -        553
Total operating expenses                    10,089       11,162      13,002     14,995
Other income, net                              320          878       1,061        777
Net income (loss)                              132         (136)     (2,771)    (4,904)

The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's statement of operations:

                                               FOR THE             FOR THE SEVEN
                                             YEARS ENDED            MONTHS ENDED
                                            DECEMBER 31,              JULY 31,
                                        1993     1994    1995      1995       1996
                                                                (UNAUDITED)
Revenues                                100.0%  100.0%  100.0%       100.0%   100.0%
Gross margin                             46.4    51.3    50.5         53.3     38.3
Selling, general and administrative      51.8    36.6    33.3         34.2     44.6
Research and development                 26.5    16.3    14.5         17.2     17.7
Total operating expenses                 78.3    52.9    47.8         51.4     62.3
Other income, net                         2.2     1.8     2.2          2.3      4.3
Net income (loss)                      (29.7)%    0.1%    4.8%         4.0%   (19.8)%

FOR THE SEVEN MONTHS ENDED JULY 31, 1995 AND 1996 AND THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

Revenues. The Company's revenues consist primarily of sales of multi-media videoconferencing systems. Additional videoconferencing-related revenues were generated in the fourth quarter of calendar year 1995 from the assets acquired in connection with the ICS Transaction (see Note 2 to the Consolidated Financial Statements).

Revenues increased by 33% to $50.1 during the seven months ended July 31, 1996
from $37.6 million during the seven months ended July 31, 1995.   Revenues for
the year ended December 31, 1995 increased by 44% to $78.1 million from $54.2 million in 1994. Revenues in 1994 increased by 72% to $54.2 million from $31.5 million in 1993.

The number of systems sold during the seven months ended July 31, 1996 decreased to 892 from 910 during the seven months ended July 31, 1995, a decrease of 2%. The number of systems sold in the year ended December 31, 1995 increased to 1,758 from 1,250 in 1994, an increase of 41%. The number of systems sold in 1994 increased to 1,250 from 705 in 1993, an increase of 77%. The following table summarizes the Company's unit sales activity:

                                                FOR THE         FOR THE SEVEN
                                              YEARS ENDED       MONTHS ENDED
                                              DECEMBER 31,         JULY 31,
                                           1993   1994   1995    1995   1996

Large-group conferencing systems             671    917  1,302     639    775
Small-group conferencing systems               3    201    334     201     69
Multipoint control units                      31    132    122      70     48
                                           -----  -----  -----   -----  -----
       Total units                           705  1,250  1,758     910    892
                                           =====  =====  =====   =====  =====

The increase in large-group systems sold during the seven months ended July 31, 1996 as compared with the seven months ended July 31, 1995 was primarily attributable to the introduction of the Company's Leadership Conferencing(TM) system in the latter part of 1995 and its Team Conferencing(TM) system in the early part of 1996. The decrease in sales of the Company's small-group conferencing systems during the seven months ended July 31, 1996 in comparison with the seven months ended July 31, 1995 is the result of a reduction of sales of the S-Max(TM) conferencing systems due to more competitive products being released by the Company's competitors. The Company's announcement in late June 1996 of the Team Conferencing(TM) Model 1000 system is positioned to regain market presence in the small group system segment.

The sequential increase in units sold during 1993, 1994 and 1995 was primarily attributable to continued market penetration of the Company's large group Media-Max(TM) and small group S-Max(TM) conferencing systems; the ability of the Company to successfully execute its business strategy which focuses on selected targeted markets; and the continued development of the Company's third-party reseller distribution channel.

Desktop system products represented approximately 4% and 1% of product sales for the seven months ended July 31, 1996 and 1995, respectively.

Product revenues generated from third-party resellers represented 93% for the seven months ended July 31, 1996 and 87%, 88% and 94% of total revenues for each of the years ended December 31, 1993, 1994 and 1995, respectively.

The average selling price for a system was $39,000 for the seven months ended July 31, 1996 and $45,000, $43,000 and $416,000 for each of the years ended December 31, 1993, 1994 and 1995, respectively. Average selling prices declined during the seven months ended July 31, 1996 in comparison with the prior years due to the first shipments during the seven months ended July 31, 1996 of the Team Conferencing(TM) systems which generally carry a lower average selling price than the Company's MediaMax(TM) products. In addition, competitive market forces also reduced the average selling prices of all of the Company's older product lines.

Average selling prices declined from 1994 to 1995 due to price competitiveness in the industry and a shift in the product sales mix such that sales of small-group conferencing systems represented a larger percentage of total shipments during 1995 in comparison with 1994. The small-group conferencing systems carry a significantly lower average selling price than the Company's large-group conferencing systems and multipoint control units. Average selling prices only slightly decreased from 1993 to 1994 despite price competitiveness in the industry as the Company experienced a shift to more fully-configured and high-end systems which generally carry a higher selling price. The shift in the product sales mix in 1994 to more fully-configured and high-end systems increased the average selling price in 1994. However, the increase due to the shift in the product sales mix was offset with an increase in sales of small-group systems which carry a lower selling price, resulting in a slightly lower overall selling price in 1994 as compared to 1993.

International sales consist of sales consummated by the Company's foreign subsidiary and sales which are installed in foreign locations. International sales comprised approximately 12% of total revenues during the seven months ended July 31, 1996 compared to 19% for the year ended December 31, 1995. The decline in international sales as a percentage of total revenues from 1995 to 1996 is due to growth in domestic sales, which includes all of the revenues generated by the service and integration operations as a result of the ICS Transaction, at a higher rate than growth in international sales.

International sales comprised approximately 18% and 13% of total revenues in each of the years ended December 31, 1993 and 1994, respectively. International sales increased in absolute terms during each of the years in the three-year period ended December 31, 1995. However, the percentage of international sales to total sales declined from 1993 to 1994 due to the higher growth in domestic sales during 1994. The Company believes its foreign currency exposure to be relatively low in that almost all foreign sales are in U.S. dollars, and it does not engage in any currency hedging programs that utilize foreign currency contracts, options or other derivative instruments to hedge the Company's foreign currency risk.

Service, systems integration and rental revenues represented approximately 31% of total revenues during the seven months ended July 31, 1996 and 3%, 4% and 13% of total revenues during each of the years ended December 31, 1993, 1994 and 1995, respectively. Service, systems integration and rental revenues increased as a percentage of total revenues during the seven months ended July 31, 1996 in comparison with the prior years due to the incremental revenues generated during the entire seven months ended July 31, 1996 by the assets acquired as a result of the ICS Transaction (see Note 2 to the Consolidated Financial Statements). Service, systems integration and rental revenues also increased as a percentage of total revenues during the year ended December 31, 1995 in comparison with prior years due to the incremental revenues generated as a result of the ICS Transaction which occurred in the November of 1995.

While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. Consistent with many companies in the technology industry, the Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of distributing its products through resellers. Because expense levels are based on the Company's expectations as to future revenues, the Company's expense base is relatively fixed in the short term. If revenue levels are below expectations, operating results may be materially and adversely affected and net income is likely to be disproportionately adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by the Company or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

The Company relies almost exclusively on third parties for the distribution of its products. In contrast, many of the Company's competitors sell their products directly to end-users. A reduction in the sales efforts by certain of the Company's current resellers or a termination of their relationships with the Company could have a material adverse effect on the Company's business and operating results. Certain of these resellers also represent or may in the future represent other lines of products, some of which compete with those of the Company. While the Company attempts to encourage these resellers to focus on selling the Company's products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, reducing their efforts devoted to selling the Company's products. The Company's top ten resellers accounted for approximately 53% of the Company's revenues for the seven months ended July 31, 1996 and 58%, 63% and 56% in each of the years ended December 31, 1993, 1994 and 1995. Typically, the Company's agreements with its resellers involve non-exclusive arrangements which may be canceled by either party at will and contain no minimum purchase requirements on the part of the reseller. There can be no assurance that the Company's distribution strategy will be successful or that the Company will be able to retain its current resellers or to identify new resellers in the future that are acceptable to the Company (see "Other Factors Affecting Results of Operations").

Gross Margin. Gross margins were 38% for the seven months ended July 31, 1996 and 46%, 51% and 51% for each of the years ended December 31, 1993, 1994 and 1995, respectively. A portion of the decrease in gross margin from the year ended December 31, 1995 to the seven months ended July 31, 1996 results from a shift in the sales mix such that product revenues represented a smaller percentage of total revenues for the seven months ended July 31, 1996 due to the incremental revenues generated by the Company's systems integration and service operations which were acquired in the fourth quarter of 1995. The Company's service and systems integration operations carry a lower gross margin percentage than its product revenues such that the Company's overall gross margin is lower. Although the service and systems integration revenues related to the assets acquired in connection with the ICS Transaction generally carry a lower gross margin, the service and system integration activities also generally carry lower operating expenses than the Company's other revenue sources.

Additionally, the Company experienced a shift in its product sales mix such that sales of its multipoint control units, which generally carry higher gross margins, represented a smaller percentage of the Company's total product revenues. Also contributing to the Company's lower gross margin during the seven months ended July 31, 1996 was higher per unit manufacturing costs due to lower than expected manufacturing throughput which resulted in the Company spreading relatively fixed manufacturing costs over fewer units produced. The Company also recorded approximately $1 million in inventory write-downs during the seven months ended July 31, 1996 to provide for potential inventory issues related to product transitions and to reflect the net realizable value of inventory quantities on-hand at its foreign subsidiary in the United Kingdom. The inventory adjustments had the effect of lowering the Company's gross margins during the seven months ended July 31, 1996.

Gross margin remained stable at approximately 51% during 1994 and 1995. Gross margin remained relatively stable from 1994 to 1995 despite lower average selling prices due to lower per unit manufacturing costs realized by the distribution of relatively fixed manufacturing overhead costs over the greater number of units shipped in 1995. Also, certain service revenues which carry a higher gross margin represented a larger percentage of total revenues in 1995 as compared to 1994. Gross margin was stable during the first three quarters of 1995, but declined significantly during the fourth quarter of 1995 to 45% primarily due to changes in the sales mix, such that lower margin products and services represented a larger portion of the Company's total revenues, and price competitiveness.

Although the Company expects to experience slightly higher gross margins during fiscal 1997, it continues to expect gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix, and anticipated offerings of new products which may carry a lower gross margin. The Company expects that price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost. The Company's gross margin is subject to fluctuation based on pricing, production costs, and sales mix (see "Other Factors Affecting Results of Operations").

Gross margin increased from 46% in 1993 to 51% in 1994. The increase in gross margin was primarily attributable to the shift in the product sales mix to products with higher gross margins, primarily the multipoint control units, and lower per unit manufacturing costs realized by the distribution of relatively fixed manufacturing overhead costs over the greater number of units shipped in 1994.

Selling, General and Administrative. Selling, general and administrative expenses increased by $8.4 million or 65% from $12.9 million during the seven months ended July 31, 1995 to $21.2 million during the seven months ended July 31, 1996. The increase in selling, general and administrative expenses is primarily due to the incremental expenses incurred during the seven months ended July 31, 1996 which relate to the Company's service and systems integration operations which were acquired in November 1995 and to increases in sales expenses to provide the capacity for future revenue growth.

Selling, general and administrative expenses increased by $6.1 million or 31% from $19.9 million in 1994 to $26.0 million in 1995 and increased by $3.6 million or 22% from $16.3 million in 1993 to $19.9 million in 1994. Selling, general and administrative expenses as a percentage of revenues were 52%, 37% and 33% for the years ended December 31, 1993, 1994 and 1995, respectively. The sequential decline in selling, general and administrative expenses as a percentage of revenues is primarily the result of sequential increases in revenues from 1993 to 1995 and because the Company has managed the growth of selling, general and administrative expenses such that revenues have grown at a faster rate than selling, general and administrative expenses. The Company has been able to generate revenue growth during each of the years in the three-year period ended December 31, 1995 without a proportionate increase in selling, general and administrative expenses due to higher sales productivity of its sales organization and its resellers, which was the result of sales and marketing programs and investments which were made in 1992 and 1993. The Company is committed to continuing to make investments in selling, general and administrative activities to continue to increase penetration and revenues in its targeted markets; however, the Company expects that the growth of selling, general and administrative expenses will continue at a slower rate than revenues during fiscal 1997.

Research and Development. Research and development expenses increased by $2.4 million or 37% from $6.5 million during the seven months ended July 31, 1995 to $8.9 million during the seven months ended July 31, 1996. The increase in research and development expenses is primarily due to the Company's efforts related to the development of its new Leadership Conferencing(TM) systems and Team Conferencing(TM) systems which were introduced at the end of 1995 and early in 1996, respectively. Additionally, the increase in research and development expenses resulted from the reassignment of Company research and development personnel who had been involved with the Intel joint development projects in 1995 to the Company's other projects.

Research and development expenses increased by $2.5 million or 28% from $8.8 million in 1994 to $11.3 million in 1995 and increased by $496,000 or 6% from $8.4 million in 1993 to $8.8 million in 1994. Research and development expenses as a percentage of revenues were 27%, 16% and 15% for the years ended December 31, 1993, 1994 and 1995, respectively. The increase in research and development expenses during 1993, 1994 and 1995 reflects the Company's increased investment in the development of new products. The Company substantially increased research and development expenses in 1993 to produce new products, including a platform for its personal desktop system, a small-group system, and its second-generation multipoint control unit, the MCU II(TM). Several of the Company's new products began production shipments during the first quarter of 1994. Therefore, investments in research and development for new products in 1993 resulted in increased revenues during 1994 and 1995. As a result, research and development expenses as a percentage of revenues decreased sequentially from 1993 to 1995.

During the third quarter of 1993, the Company entered into a Development Agreement with Intel in which the two companies agreed to cross-license certain video-based technologies. In conjunction with the Development Agreement, the Company and Intel also entered into a Common Stock and Warrant Purchase Agreement (the "Stock Agreement"), whereby Intel also agreed to purchase an equity interest in the Company, as well as a warrant to purchase additional shares of the Company's Common Stock, for approximately $7.0 million (see Note 9 to the Consolidated Financial Statements). As part of the Development Agreement, Intel advanced to the Company $3.0 million to enable the Company to jointly research and develop videoconferencing products with Intel. During the years ended December 31, 1993, 1994 and 1995 the Company reduced gross research and development expenses by approximately $255,000, $1.6 million and $190,000, respectively, for reimbursable research and development costs under the terms of the Development Agreement. The Company was not engaged in any research and development projects related to the Development Agreement during the seven months ended July 31, 1996. As of July 31, 1996, the Company had no research and development activities in process or planned related to the Development Agreement.

During the year ended December 31, 1995, the Company entered into a strategic alliance with Accord Telecommunications, Ltd. ("Accord"), an Israel-based telecommunications Company (see Note 15 to the Consolidated Financial Statements). The alliance involves technology, manufacturing, and marketing licenses, as well as joint product development for the enhancement of multi-media, multipoint control units and the creation of new products. As such, the Company's research and development costs related to the enhancement of its current multipoint control unit and the development of future multipoint control units is expected to decline as Accord begins to assume the development effort related to the multipoint control units.

Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs. All of the Company's research and development costs and internal software development costs have been expensed as incurred.

During the year ended December 31, 1993, a civil action was filed against the Company for alleged patent infringement relating to technology used in the Company's multipoint control unit product. The Company responded alleging invalidity and non-infringement of the patent. In August 1994, a settlement was reached such that all claims were dismissed. The Company was provided a license for certain multipoint switching technology for the remaining life of the patents which purportedly protects such technology. The Company made a single payment of $500,000 for the settlement agreement, which is being amortized over the life of the technology licensed under the settlement.

Restructuring Expenses. During the seven months ended July 31, 1996, the Company finalized its plan to realign its resources into Customer Business Units ("CBU"). These CBU's will provide the framework for moving decision making closer to the customer and for responding to customer requirements quickly. The realignment of resources resulted in the Company recording a charge during the seven months ended July 31, 1996 of approximately $553,000 related to restructuring costs that the Company will incur in adjusting its business operations and resources such that the Company will be able to effectively implement its CBU model. These restructuring charges primarily represent the costs associated with the elimination of positions which do not support the CBU strategy.

Product transition. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. New products are generally characterized by increased functionality and better picture quality at lower bandwidths and at reduced prices. The introduction of products, by either the Company or its competitors, embodying new technology and the emergence of new industry standards may render existing products obsolete and unmarketable. The Company's ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and prices acceptable to the market will be a significant factor in the Company's ability to grow and to remain competitive (see "Other Factors Affecting Results of Operations"). The Company expects that a majority of its product revenues for fiscal 1997 will be derived from new products introduced in 1995 and 1996.

Other Income, Net. Other income, net was $852,000 and $2.1 million during the seven months ended July 31, 1995 and 1996 respectively. The increase is due to significantly higher cash and short-term investments balances resulting from the completion of the Company's secondary offering during the fourth quarter of 1995 which generated net proceeds of approximately $57.0 million.

Other income, net was $685,000, $971,000 and $1,742,000 in 1993, 1994 and 1995,
respectively. The increase from 1993 to 1994 relates to higher rates of interest earned during 1994. The increase from 1994 to 1995 is due to significantly higher cash and short-term investment balances resulting from the completion of the Company's secondary offering.

Income Taxes. At July 31, 1996, the Company had total domestic net operating loss carryforwards of approximately $21.0 million which expire in varying amounts from 2002 through 2011. The portion of this carryforward available for utilization in fiscal 1997 (in consideration of annual limitations) is approximately $17.7 million. In each fiscal year subsequent to 1997, an additional $421,000 will become available for utilization through 2004.

For the short tax year ended July 31, 1996, a net operating loss was incurred and no tax provision was recorded. During the years ended December 31, 1995 and 1994, the Company utilized net operating loss carryforwards of $3.5 million and $733,000, respectively, to offset current year taxable income. However, a provision of $87,000 and $40,000 was recorded during the years ended December 31, 1995 and 1994, respectively, for federal alternative minimum taxes and state incomes taxes. The Company incurred a net operating loss during the year ended December 31, 1993. Accordingly, no provision for income taxes was necessary for this year. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax asset. Accordingly, no deferred taxes have been recorded for the seven months ended July 31, 1996 and the years ended December 31, 1993, 1994 and 1995. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The implementation of SFAS No. 109 had no effect on the Company's consolidated financial statements.

Net Income. The Company generated net income of $1.5 million and incurred a net loss of $9.9 million during the seven months ended July 31, 1995 and 1996, respectively. The net loss incurred during the seven months ended July 31, 1996 is the result of lower gross margins generated by the Company, incremental operating expenses related to the growth in the Company's operations and its service and system integration operations, inventory write-downs during the period, and restructuring expenses recorded during the period. The net income generated during the seven months ended July 31, 1995 was the result of revenues increasing at a faster rate than operating expenses and of higher gross margins generated by the Company.

The Company generated net income of $62,000 and $3.7 million during the years ended December 31, 1994 and 1995, respectively. The Company incurred a net loss of $9.3 million during the year ended December 31, 1993. The net income generated in 1994 and 1995 was the result of gross margins of approximately 51% in each year on revenues that grew at a faster rate than operating expenses. The loss incurred in 1993 was primarily caused by the large planned increase in operating expenses related to investments in sales and marketing activities (see "Selling, General and Administrative" and "Research and Development").

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to continue to apply the existing accounting rules contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees." As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

SHARE REPURCHASE PROGRAM

During the seven months ended July 31, 1996, the Company adopted a share repurchase program whereby the Company may repurchase shares of its Common Stock in the open market provided that the aggregate purchase price of the shares repurchased does not exceed $8.4 million and the repurchase price for any shares does not exceed $12 per share. The repurchased shares will be issued from time to time to fulfill requirements for the Company's Common Stock under its employee stock plans. Subsequent to July 31, 1996, the Company repurchased 455,200 shares of its Common Stock for $3.6 million.

OTHER FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

Product introductions. The Company has in the past experienced delays in introducing certain of its products, primarily due to the Company's failure to adequately anticipate the resources necessary for its development efforts and, in some cases, the Company's decision to devote development resources to other activities. While the Company believes it has made improvements in each of these areas, there can be no assurance that it will not encounter technical or other difficulties that could delay introduction of new products in the future. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, the Company's business and operating results will be materially and adversely affected.

Competition. The market for videoconferencing products is extremely competitive. The Company currently experiences significant competition from other manufacturers. The Company's existing competitors and many of its potential competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than those of the Company. These factors may materially and adversely affect the Company's competitive position, and accordingly, there can be no assurance that the Company will be able to compete successfully in the future. There can be no assurance that the Company will have sufficient resources to make continued new investments in product development and sales and marketing or that the Company will be able to make technological advances necessary to remain competitive.

Dependence on key employees. The Company's development, management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. The Company uses incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees. There can be no assurance, however, that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of the Company's key management or technical personnel could materially and adversely affect the Company. The Company generally does not have employment agreements with key management personnel or technical employees. The Company's future success is also dependent upon its ability to attract, retain, train, motivate and manage its employees. Failure to do so could have a material adverse effect on the Company's business and operating results.

Management of growth. The Company has recently experienced a period of rapid growth that has placed and will continue to place a significant strain on the Company's management, operational and financial resources. The integration of the assets acquired in connection with the ICS Transaction (see Note 2 to the Consolidated Financial Statements) has placed additional strains on these management, operational and financial resources, and possible future acquisitions could place further strains on the Company's resources. The Company's future operating results will depend on its ability to broaden and develop its senior management and to attract and retain skilled employees, as well as its ability to manage its growth successfully.

Customer concentration. The cornerstone of the Company's sales and marketing strategy is to focus a substantial portion of the Company's efforts on generating sales to ultimate end-user customers in the Company's targeted markets of education, government and health care. Since 1993, the Company has devoted significant resources to market penetration programs to generate sales of its products within these targeted markets. A reduction or adverse change in patterns of capital spending by participants in the Company's targeted markets due to general economic conditions affecting any of these markets, fiscal policies of government, possible reforms in health care laws and other factors beyond the control of the Company may materially and adversely affect the Company's revenues and operating results.

Dependence on third parties. Substantially all of the Company's electronic components, subsystems, and assemblies are made by outside vendors. Certain components are currently available only from sole sources and embody such parties' proprietary technology. Disruption in supply, a significant increase in price of one or more of these components or failure of a third-party supplier to remain competitive in functionality or price could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will not experience such problems in the future. Similarly, excessive rework costs associated with defective components or process errors could adversely affect the Company's business and operating results. The Company does not have contracts with many of its suppliers ensuring continued availability of key electronic components.

In addition, the Company from time to time enters into development arrangements with other third parties to develop and incorporate new features and functions into the Company's products. As such, the Company is dependent upon these third parties to fulfill their respective obligations under these development arrangements and failure of these third parties to do so could have a material adverse effect on the Company's results of operations.

General. The markets for the Company's products are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While the Company attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events will be an ongoing challenge and may result in revenue shortfalls during certain periods of time.

The Company's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market, introduction of new products by competitors, increased competition due to the entrance of other companies into the videoconferencing market - especially more established companies with greater resources than those of the Company, delay in the introduction of higher performance products, market acceptance of new products introduced by the Company, price competition, interruption of the supply of low-cost products from third-party manufacturers, adverse changes in general economic conditions in any of the countries in which the Company does business, and adverse legal disputes and delays in purchases relating to federal government procurement.

Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's past earnings and stock price has been, and future earnings and stock price potentially may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using should nohistorical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price.

BACKLOG

Backlog consists of firm commitments from its customers which have a specified delivery schedule within six months. The Company had a backlog of approximately $15.3 million, $13.3 million, $6.6 million, and $6.8 million as of July 31, 1996 and December 31, 1995, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1996, the Company had working capital of $65.0 million, including $50.3 million in cash, cash equivalents and short-term investments. The primary uses of cash during the seven months ended July 31, 1996 were to purchase property and equipment, to purchase leasehold improvements for the Company's new service and systems integration facility in Philadelphia, Pennsylvania and to fund working capital needs. The primary uses of cash during the seven months ended July 31, 1995 were to purchase property and equipment, to purchase leasehold improvements for the Company's new manufacturing and service facility in Austin, Texas and to fund working capital needs.

The primary uses of cash during the year ended December 31, 1995 were to complete the ICS Transaction (see Note 2 to the Consolidated Financial Statements), to fund working capital requirements, to purchase property and equipment, and to purchase leasehold improvements for the Company's new manufacturing and service facility and to as well as to make other investments in other assets including such as the 12% interest that the Company acquired in Accord Video Telecommunications, Ltd. in June 1995 (see Note 15 to the Consolidated Financial Statements). The primary uses of cash during the year ended December 31, 1993 and 1994 were to purchase property and equipment and to fund working capital needs.

Cash used in operating activities was $5.1 million and $1.6 million, respectively, for the seven months ended July 31, 1996 and 1995. Cash provided by operating activities was $2.1 million and $1.5 million, respectively, for the years ended December 31, 1994 and 1995. Cash used in operating activities was $6.5 million for the year ended December 31, 1993. Cash from operating activities is attributable to the Company's net income or loss, as adjusted for noncash expenses and changes in operating assets and liabilities.

Cash provided by investing activities was $3.5 million for the seven months ended July 31, 1996 and was primarily the result of the utilization of investments to finance the Company's operations during the period. Cash from the Company's investments were also used to invest in leasehold improvements for the Company's new service and systems integration facility in Philadelphia, Pennsylvania and to invest in capital assets to support the Company's revenue growth. Cash used in investing activities of $1.8 million for the seven months ended July 31, 1995 was primarily the result of investments in leasehold improvements for the Company's new manufacturing and service facility in Austin, Texas and in capital assets to support the Company's revenue growth.

Cash provided by investing activities was $1.2 million for the year ended December 31, 1993 compared with cash used in investing activities of $2.6 million and $61.9 million for the years ended December 31, 1994 and 1995, respectively. Cash was provided by investing activities during 1993 as investments were utilized to finance the Company's operations during a period of increased investment in sales and marketing programs. Cash was used in investing activities in 1994 and 1995 primarily to acquire capital assets necessary to manage the growth in the business. Also, the Company invested the proceeds of its 1995 secondary offering primarily in short-term investments. During the year ended December 31, 1995, the Company cash flows used in investing activities included the investment of the net proceeds of its secondary offering primarily in short-term investments and to purchase certain assets as a result of the ICS Transaction (see Note 2 to the Consolidated Financial Statements).

The Company invests its excess cash primarily in highly liquid investments such as mortgage-backed securities guaranteed by the U.S. government, government securities and commercial paper. The net amounts of purchases of investments during the seven months ended July 31, 1996 and 1995 and the years ended December 31, 1993, 1994 and 1995, respectively, were determined primarily based on cash flows from operating activities, cash requirements for acquisitions of property and equipment and manufacturing capacity, and cash generated by the Company's secondary offering during the fourth quarter of 1995.

Cash flows from financing activities were $483,000 for the seven months ended July 31, 1996 and primarily relates to the sale of the Company's stock under employee stock plans. Cash flows from financing activities were $1.4 million for the seven months ended July 31, 1995 and primarily relates to the sale of the Company's stock under employee stock plans and the approximate $396,000 purchase of stock by Intel pursuant to an agreement, since terminated, which enabled Intel to maintain its percentage ownership in the Company. Fluctuations in purchases of stock under employee stock plans are attributable to changes in the Company's stock price.

Cash flows from financing activities were $7.3 million, $631,000, and $59.1 million for the years ended December 31, 1993, 1994 and 1995, respectively. Cash flows from financing activities during the year ended December 31, 1993 were provided primarily from the $7.0 million investment in the Company by Intel under the Stock Agreement. Cash was provided by financing activities during the year ended December 31, 1994 primarily as a result of the sale of stock under employee stock purchase and option plans. Cash was provided by financing activities during the year ended December 31, 1995 primarily as a result of the Company's secondary offering which generated net proceeds to the Company of approximately $57.0 million, the purchase of stock by Intel as described above, and the sale of stock under employee stock purchase and option plans.

At July 31, 1996, the Company had a $10 million revolving line of credit available with a financial institution. No amounts have been drawn or are outstanding under the line of credit. The Company's principal sources of liquidity at July 31, 1996 consist of $50.3 million of cash, cash equivalents and short-term investments, and amounts available under the Company's revolving line of credit.

The Company believes that existing cash and cash equivalent balances, short-term investments and cash generated from product sales and its revolving line of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

 ITEM 8.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

 Index to Financial Statements and Financial Statement Schedules:

 Financial Statements:

       Report of  Independent Accountants                 31

       Consolidated Balance Sheet as of
       December 31, 1994 and 1995 and July 31, 1996       32


       Consolidated Statement of Operations
       for the years ended December 31, 1993,
       1994 and 1995 and the seven months
       ended July 31, 1995 (unaudited) and 1996           33

       Consolidated Statement of Changes in
       Stockholders' Equity for the years
       ended December 31, 1993, 1994 and
       1995 and the seven months ended July
       31, 1995 (unaudited) and 1996                      34

       Consolidated Statement of Cash Flows
       for the years ended December 31, 1993,
       1994 and 1995 and the seven months
       ended July 31, 1995 (unaudited) and 1996           35

       Notes to the Consolidated Financial Statements     36

Financial Statement Schedules:

       For the three years ended December 31, 1995
       and the seven months ended July 31, 1996:
       Schedule II - Valuation and Qualifying Accounts   S-1

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of VTEL Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VTEL Corporation and its subsidiary at July 31, 1996 and December 31, 1995 and 1994, and the results of their operations and their cash flows for the seven months ended July 31, 1996 and each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE

Austin, Texas
October 10, 1996

VTEL CORPORATION

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------

                                                                  December 31,         December 31,            July 31,
                                                                     1994                 1995                  1996
ASSETS
Current assets:
        Cash and equivalents                                        $4,185,000           $2,910,000            $1,973,000
        Short-term investments                                      17,249,000           59,984,000            48,307,000
        Accounts receivable, net of allowance for doubtful
          accounts of  $145,000, $185,000 and $203,000 at
          December 31, 1994 and 1995 and July 31, 1996              12,227,000           18,875,000            15,585,000
        Inventories                                                  5,654,000            9,731,000            15,004,000
        Prepaid expenses and other current assets                    1,065,000            1,041,000             1,597,000
                Total current assets                                40,380,000           92,541,000            82,466,000

Property and equipment, net                                          4,912,000            9,650,000            13,906,000
Intangible assets, net                                                -                  14,285,000            13,730,000
Other assets                                                         1,143,000            1,832,000             1,801,000
                                                                   $46,435,000         $118,308,000          $111,903,000
                                                                   ===========         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                            $3,849,000           $5,150,000            $9,831,000
        Accrued compensation and benefits                            1,918,000            1,752,000             1,529,000
        Accrued warranty expense                                       750,000            1,061,000               697,000
        Other accrued liabilities                                      671,000            1,351,000             1,544,000
        Research and development advance                             1,096,000              906,000               906,000
        Deferred revenue                                               828,000            4,250,000             2,980,000
                Total current liabilities                            9,112,000           14,470,000            17,487,000

Other liabilities                                                      100,000             -                     -
                Total liabilities                                    9,212,000           14,470,000            17,487,000
                                                                   -----------         ------------          ------------

Commitments and contingencies (Note 13)                                -                    -                     -

Stockholders' equity:
        Preferred stock, $.01 par value; 10,000,000 authorized;
          none issued or outstanding                                   -                    -                     -
        Common stock, $.01 par value; 25,000,000 authorized;
          10,017,000, 13,766,000 and 14,308,000 issued and
          outstanding at December 31, 1994 and 1995
          and July 31, 1996                                            100,000              138,000               143,000
        Additional paid-in capital                                  60,886,000          123,712,000           124,190,000
        Accumulated deficit                                        (23,908,000)         (20,169,000)          (30,068,000)
        Cumulative translation adjustment                              166,000              157,000               151,000
        Unearned compensation                                          (21,000)            -                     -
                Total stockholders' equity                          37,223,000          103,838,000            94,416,000
                                                                   -----------         ------------          ------------
                                                                   $46,435,000         $118,308,000          $111,903,000
                                                               ===============       ==============        ==============


The accompanying notes are an integral part of these consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                            For the Years Ended                          Months Ended
                                                               December 31,                               July 31,
                                               1993              1994             1995             1995              1996
                                                                                                         (Unaudited)
Revenues:
  Products                                    $30,534,000      $52,157,000      $68,156,000      $35,175,000     $34,564,000
  Services and other                              918,000        2,074,000        9,939,000        2,399,000      15,545,000
                                              -----------      -----------      -----------      -----------     -----------
                                               31,452,000       54,231,000       78,095,000       37,574,000      50,109,000
                                              -----------      -----------      -----------      -----------     -----------
Cost of sales:
  Products                                     16,384,000       25,685,000       33,009,000       16,706,000      19,408,000
  Services and other                              449,000          709,000        5,661,000          824,000      11,528,000
                                              -----------      -----------      -----------      -----------     -----------
                                               16,833,000       26,394,000       38,670,000       17,530,000      30,936,000
                                              -----------      -----------      -----------      -----------     -----------
  Gross margin                                 14,619,000       27,837,000       39,425,000       20,044,000      19,173,000
                                              -----------      -----------      -----------      -----------     -----------

Selling, general and administrative            16,288,000       19,860,000       25,952,000       12,861,000      21,245,000
Research and development                        8,350,000        8,846,000       11,309,000        6,450,000       8,860,000
Amortization of intangible assets                       -                -           80,000                -         560,000
Restructuring expense                                   -                -                -                -         553,000
                                              -----------      -----------      -----------      -----------     -----------
  Total operating expenses                     24,638,000       28,706,000       37,341,000       19,311,000      31,218,000
                                              -----------      -----------      -----------      -----------     -----------

  Income (loss) from operations               (10,019,000)        (869,000)       2,084,000          733,000      12,045,000
                                              -----------      -----------      -----------      -----------     -----------

Other income (expense):
  Interest income                                 692,000          874,000        1,688,000          688,000       1,881,000
  Interest expense                                (12,000)          (6,000)               -                -               -
  Other                                             5,000          103,000           54,000          164,000         265,000
                                              -----------      -----------      -----------      -----------     -----------
                                                  685,000          971,000        1,742,000          852,000       2,146,000
                                              -----------      -----------      -----------      -----------     -----------

Net income (loss) before provision
  for income taxes                             (9,334,000)         102,000        3,826,000        1,585,000      (9,899,000)

Provision for income taxes                              -          (40,000)         (87,000)         (66,000)              -
                                              -----------      -----------      -----------      -----------     -----------
  Net income (loss)                           ($9,334,000)         $62,000       $3,739,000       $1,519,000      (9,889,000)
                                              ===========      ===========      ===========      ===========     ===========

Primary net income (loss) per share                ($1.05)           $0.01            $0.30            $0.14          ($0.70)
Fully diluted net income (loss) per share          ($1.05)           $0.01            $0.30            $0.13          ($0.70)

Weighted average shares outstanding - primary   8,876,000       10,544,000       12,451,000       11,060,000      14,237,000
                                              ===========      ===========      ===========      ===========     ===========
Weighted average shares outstanding - fully
 diluted                                        8,876,000       10,544,000       12,451,000       11,821,000      14,237,000
                                              ===========      ===========      ===========      ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

VTEL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                           Common stock
                                     -----------------------                                                              Total
                                         Number of                     Paid-in          Accumulated                   Stockholders'
                                          Shares       Amount         Capital             Deficit          Other         Equity
                                     ------------     -------      --------------     ---------------   -----------   ------------
Balance at December 31, 1992           8,607,000      $86,000        $52,923,000        ($14,636,000)    ($67,000)     $38,306,000
Proceeds from sale of stock              970,000       10,000          6,999,000                -            -           7,009,000
Proceeds from stock issued
  under employee plans                   201,000        2,000            320,000                -            -             322,000
Amortization of unearned
  compensation                                 -            -                  -                -          23,000           23,000
Foreign currency translation
  adjustment                                   -            -                  -                -         (68,000)         (68,000)
Net loss                                       -            -                  -          (9,334,000)        -          (9,334,000)
                                     -----------    ---------      -------------       -------------    ---------     ------------
Balance at December 31, 1993           9,778,000       98,000         60,242,000         (23,970,000)    (112,000)      36,258,000
Proceeds from stock issued
  under employee plans                   239,000        2,000            644,000                -            -             646,000
Amortization of unearned
  compensation                                 -            -                  -                -          23,000           23,000
Foreign currency translation
  adjustment                                   -            -                  -                -         234,000          234,000
Net income                                     -            -                  -              62,000         -              62,000
                                     -----------    ---------      -------------       -------------    ---------     ------------
Balance at December 31, 1994          10,017,000      100,000         60,886,000         (23,908,000)     145,000       37,223,000
Proceeds from sale of stock            3,052,000       31,000         57,106,000                -            -          57,137,000
Stock issued for acquired
  assets (Note 2)                        260,000        3,000          3,721,000                -            -           3,724,000
Proceeds from stock issued
  under employee plans                   437,000        4,000          1,999,000                -            -           2,003,000
Amortization of unearned
  compensation                                 -            -                  -                -          21,000           21,000
Foreign currency translation
  adjustment                                   -            -                  -                -          (9,000)          (9,000)
Net income                                     -            -                  -           3,739,000         -           3,739,000
                                     -----------    ---------      -------------       -------------    ---------     ------------
Balance at December 31, 1995          13,766,000      138,000        123,712,000         (20,169,000)     157,000      103,838,000
Exercise of stock warrants               428,000        4,000             (4,000)               -            -                -
Proceeds from stock issued
  under employee plans                   114,000        1,000            482,000                -            -             483,000
Foreign currency translation
  adjustment                                   -            -                  -                -          (6,000)          (6,000)
Net loss                                       -            -                  -          (9,899,000)        -          (9,899,000)
                                     -----------    ---------      -------------       -------------    ---------     ------------
Balance at July 31, 1996              14,308,000     $143,000       $124,190,000        ($30,068,000)    $151,000      $94,416,000
                                     ===========   ==========      =============      ==============     ========      ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                            For the Seven
                                                                For the Years Ended                         Months Ended
                                                                    December 31,                              July 31,
                                                            1993          1994         1995              1995           1996
                                                                                                     (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                    ($9,334,000)        $62,000    $3,739,000     $1,519,000     ($9,899,000)
  Adjustments to reconcile net income (loss)
  to net cash from operations:
    Depreciation and amortization                        2,461,000       1,934,000     3,661,000      1,632,000       4,494,000
    Provision for doubtful accounts                         96,000          80,000        40,000          8,000          18,000
    Amortization of unearned compensation                   23,000          23,000        21,000         11,000            -
    Amortization of deferred gain                             -           (107,000)     (100,000)       (57,000)        (56,000)
    Foreign currency translation gain                         -             48,000        40,000        (83,000)       (216,000)
    (Increase) decrease in accounts receivable          (3,371,000)       (816,000)   (6,688,000)    (3,302,000)      3,272,000
    (Increase) decrease in inventories                    (404,000)        513,000    (1,659,000)    (1,558,000)     (5,273,000)
    (Increase) decrease in prepaid expenses
      and other current assets                          (1,306,000)        353,000       450,000       (471,000)       (559,000)
    Increase in accounts payable                         1,187,000          44,000     1,301,000        889,000       4,681,000
    Increase (decrease) in accrued expenses                651,000       1,456,000       829,000       (301,000)       (338,000)
    Increase (decrease) in research and                  2,745,000      (1,649,000)     (190,000)      (190,000)           -
      development adance
    Increase (decrease) in deferred revenues               756,000         194,000        50,000        299,000      (1,270,000)
                                                       -----------     -----------   -----------    -----------     -----------
      Net cash provided by (used in)
         operating activities                           (6,496,000)      2,135,000     1,494,000     (1,604,000)     (5,146,000)
                                                       -----------     -----------   -----------    -----------     -----------

Cash flows from investing activities:
  Purchases of short-term investments                  (71,470,000)   (111,679,000) (707,280,000)   (65,148,000)   (241,994,000)
  Sales and maturities of short-term investments        75,382,000     113,989,000   664,545,000     68,327,000     253,671,000
  Purchases of property and equipment                   (4,482,000)     (5,076,000)   (9,524,000)    (5,270,000)     (9,499,000)
  Sales of property and equipment                        2,049,000         701,000     1,775,000      1,054,000       1,307,000
  Cash paid for acquired assets (Note 2)                      -               -      (10,684,000)          -
  (Increase) decrease in other assets                     (314,000)       (496,000)     (689,000)      (742,000)         31,000
                                                       -----------     -----------   -----------    -----------      ----------
      Net cash provided by (used in)
        investing activities                             1,165,000      (2,561,000)  (61,857,000)    (1,779,000)      3,516,000
                                                       -----------     -----------   -----------    -----------      ----------

Cash flows from financing activities:
  Principal payments under capital lease obligatio         (18,000)        (15,000)       (4,000)        (3,000)           -
  Net proceeds from issuance of stock                    7,331,000         646,000    59,141,000      1,359,000         483,000
      Net cash provided by financing activities          7,313,000         631,000    59,137,000      1,356,000         483,000
                                                       -----------     -----------   -----------    -----------      ----------

Effect of translation exchange rates on cash               (68,000)        186,000       (49,000)       125,000         210,000
                                                       -----------     -----------   -----------    -----------      ----------
Net increase (decrease) in cash and equivalents          1,914,000         391,000    (1,275,000)    (1,902,000)       (937,000)

Cash and equivalents at beginning of period              1,880,000       3,794,000     4,185,000      4,185,000       2,910,000
                                                       -----------     -----------   -----------    -----------      ----------
Cash and equivalents at end of period                   $3,794,000      $4,185,000    $2,910,000     $2,283,000      $1,973,000
                                                       ===========     ===========    ==========    ===========      ==========

Supplemental Cash Flow Information:

Income taxes paid                                       $   26,000      $   31,000    $   74,000     $   27,000            -
                                                       ===========     ===========    ==========    ===========      ==========
Interest paid                                           $   12,000      $    6,000          -             -          $     -
                                                       ===========     ===========    ==========    ===========      ==========
Stock issued for acquired assets (Note 2)               $        -      $       -     $3,723,000          -          $     -
                                                       ===========     ===========    ==========    ===========      ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

   VTEL Corporation (the "Company") designs, manufactures, and markets, services and supports integrated, multi-media videoconferencing systems which operate over private and switched digital communication networks. The Company distributes its systems to a domestic and international marketplace primarily through third parties.

   Basis of presentation
   ------------------------

   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company's wholly-owned subsidiary, VTEL Europe Limited,- which is located in England,. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany transactions and balances. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, the valuation allowance for the gross deferred tax asset, and the amortization period for intangible assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

   The Company changed its fiscal year end from December 31 to July 31. The accompanying financial statements include the results of operations and cash flows for the seven month transition period ended July 31, 1996 with comparative presentation of the unaudited results for the seven months ended July 31, 1995. Results of operations for the seven month periods ended July 31, 1996 and 1995 are not necessarily indicative of the operating results which would be expected for a full year.

   Revenue recognition
   -------------------

   Product revenues, recorded net of discounts, are recognized at the time a product is shipped or services are performed and the Company has no significant further obligations to the customer. Customer prepayments are deferred until product shipment has occurred or services have been rendered and there are no significant further obligations to the customer. Service revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the customer.

   Warranty costs
   --------------

   The Company generally warrants its products against defects for one year from the date of installation, but not to exceed fifteen months from date of shipment. The Company provides currently for the estimated costs which may be incurred in the future under the warranty program for products sold during the year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   Software development costs
   --------------------------

   Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. To date, the Company has not capitalized any internal software development costs.

   Cash and equivalents
   --------------------

   Cash and equivalents include cash and certificates of deposit with original maturities of three months or less at the date of acquisition. Certificates of deposit totaled $32,000 at July 31, 1996 and $32,000 and $396,000 at December 31, 1995 and 1994, respectively.

   Short-term investments
   ----------------------

   Short-term investments are carried at market value, which approximates cost, at the balance sheet date. Short-term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities and commercial paper. Investment securities generally have maturities of less than one year.

   Included in short-term investments is approximately $885,000 of restricted investments which are pledged to collateralize letters of credit obtained to secure an advance made to the Company under a development and license agreement (see Note 9).

   The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 1996 and December 31, 1995 and 1994, all investment securities are classified as available-for-sale. No unrealized gains or losses have been recorded as a separate component of equity for the current period or prior year as market value approximates cost due to the short-term nature of the investments.

   Inventories
   -----------

   Inventories are stated at the lower of cost (based on the weighted average method for raw materials and work in process and first-in, first-out for finished goods) or market. Cost includes the acquisition of purchased components, parts and sub-assemblies, freight costs, labor and overhead.

   Property and equipment
   ----------------------

   Property and equipment is recorded at cost. Internal support equipment consists of certain demonstration and development systems manufactured by the Company and is recorded at manufactured cost. Equipment acquired under capital lease obligations is recorded at the lower of fair market value or the present value of the future minimum lease payments at the inception of the lease. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years, or over the lease term of the respective assets, as applicable. Repair and maintenance costs are expensed as incurred.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Intangible assets
-----------------

   During the year ended December 31, 1995, the Company acquired certain assets and a service and support infrastructurespecified workforce related to an operating group of another company (see Note 2). The estimated value of the intangible assets is being amortized over a period of 15 years, which is the period in which the Company expects to be able to continue to effectively utilize the service and support infrastructure to support its resellers in the offering of broader services to users of videoconferencing equipment. In accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets", the Company will periodically evaluate the amortization period associated with the acquired intangible assets based upon anticipated periods of future benefit, including factors such as loss of employees with key or unique knowledge, the Company's ability to continue to successfully utilize the specialized integration and process knowledge to provide integration and support services, and other relevant factors which could require revision of the estimate of the amortization period. Appropriate adjustments, if any, to the amortization period will be made prospectively based upon such periodic evaluation.

   Research and development advance
   --------------------------------

   Research and development advance represents a cash advance received by the Company under a development and license agreement (see Note 9) for the reimbursement of research and development costs incurred by the Company in performing work specified in the agreement. The amounts used to reimburse costs incurred under the agreement are recognized as reductions of research and development expenses.

   Foreign currency translation
   ----------------------------

   The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Accordingly, assets and liabilities of the subsidiary are translated at current rates of exchange at the balance sheet date. The resultant gains or losses from translation are included in a separate component of stockholders' equity. Income and expense from the subsidiary are translated using monthly average exchange rates.

   Income taxes
   ------------

   The Company accounts for income taxes underadopted SFAS No. 109, "Accounting for Income Taxes" which . SFAS No. 109 requires the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The implementation of SFAS No. 109 had no effect on the Company's consolidated financial statements for the year ended December 31, 1993 or for previous years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Net income (loss) per share
---------------------------

   Primary net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents represent incremental shares of common stock calculated using the treasury stock method related to common stock which may be issuable at the average market price of the Company's common stock during the period upon exercise of outstanding stock options or warrants. Fully diluted net income per share is calculated in the same manner as primary earnings per share except the dilutive effect of common share equivalents is calculated at the end-of-period market price of the Company's stock if substantially different from the average market price.

   Concentration of credit risk
   ----------------------------

   The Company sells its products to various companies across several industries, including third-party resellers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secures transactions when deemed necessary.

   Fair value of financial instruments
   -----------------------------------

   The carrying amount of the Company's financial instruments, including cash and equivalents, short-term investments, and short-term trade receivables and payables, approximates fair value. The carrying amount of short-term investments approximates fair value because of the short maturity and nature of these instruments. The Company places its cash investments only in high credit quality financial instruments and limits the amount invested in any one institution or in any type of instrument. The Company has not experienced any significant losses on its investments.

   Employee stock plans
   --------------------

   Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to continue to apply the existing accounting rules contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees." As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

2. PURCHASE TRANSACTION

   In November 1995, the Company purchased certain assets and a service and support infrastructure related to the Integrated Communications Systems Group of another company (the "ICS Transaction"). The transaction resulted in the Company acquiring certain tangible assets primarily consisting of inventories, prepaid expenses and fixed assets and assuming certain deferred revenuesliabilities related to extended warranty service contracts. The acquired service and support infrastructure

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

includes a trained workforce possessing specialized systems integration and process knowledge. The transaction will allow the Company to enhance its ability to support the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchaser of the Company's products, thereby allowing the resellers to more effectively provide an essential part of the services that are integral to the purchase of the Company's products.

   The Company completed the ICS Transaction with the payment of $10,684,000 in cash, which includes $142,000 of transaction expenses, and the issuance of 260,000 shares of the Company's unregistered Common Stock with an estimated market value of $3,723,000. The transaction was accounted for under the purchase method pursuant to which the Company determined that approximately $14,400,000 of the purchase price related intangible assets which are primarily represented by the service and support infrastructure.

3. INVENTORIES

   Inventories consist of the following:

                                      DECEMBER 31,  DECEMBER 31,    JULY 31,
                                          1994          1995          1996

Raw materials                           $2,340,000    $6,074,000   $ 8,959,000
Work in process                            548,000       161,000       920,000
Finished goods                           1,620,000     2,895,000     4,508,000
Finished goods held for evaluation       1,146,000       601,000       617,000
                                        ----------    ----------   -----------
                                        $5,654,000    $9,731,000   $15,004,000
                                        ==========    ==========   ===========

   Finished goods held for evaluation consists of completed multi-media communication systems used for demonstration and evaluation purposes, which are generally sold during the next year.

4. PROPERTY AND EQUIPMENT

   Property and equipment is composed of the following:

                                        DECEMBER 31,              DECEMBER 31,                  JULY 31,
                                            1994                      1995                        1996

Furniture and equipment                      $ 2,312,000                 $ 5,634,000                $  8,990,000
Internal support equipment                     5,738,000                   9,172,000                  12,880,000
Leasehold improvements                           797,000                   1,629,000                   2,209,000
                                             -----------                 -----------                ------------
                                               8,847,000                  16,435,000                  24,079,000
Less - accumulated depreciation               (3,935,000)                 (6,785,000)                (10,173,000)
                                             -----------                 -----------                ------------
                                             $ 4,912,000                 $ 9,650,000                $ 13,906,000
                                             ===========                 ===========                ============

   Depreciation and amortization expense relating to property and equipment during the seven months ended July 31, 1996 was approximately 3,934,000. Depreciation and amortization expense relating to property and equipment was approximately $3,581,000, $1,934,000, and $2,461,000 for the years ended December 31, 1995, 1994 and 1993, respectively, of which $3,000, $8,000 and $40,000, respectively, related to amortization of property and equipment held under capital leases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5. CREDIT AGREEMENT

   On November 28, 1994, the Company executed a credit agreement with a financial institution which established a $10 million revolving line of credit. Under the line of credit, the Company may borrow up to $10 million based on eligible accounts receivable. The line of credit provides a minimum borrowing base of $5 million. The credit agreement also provides that the Company may request the issuance of letters of credit up to a maximum of $4 million and foreign exchange contracts subject to certain limitations.

   Any amounts outstanding under the credit agreement will bear interest at the prime rate and will be payable on the maturity date of November 15, 1996 unless the Company converts the revolving advances to a three-year term loan, which will bear interest at the prime rate and will be payable in equal monthly installments.

   Any amounts outstanding under the credit agreement will be secured by the Company's inventory and accounts receivable. The credit agreement requires the Company to maintain certain financial ratios and other covenants. At July 31, 1996, the Company had no amounts outstanding under the credit line.

6. STOCKHOLDERS' EQUITY

   In October 1995, the Company completed a secondary offering of its Common Stock which consisted of the sale of 3,000,000 shares of the Company's Common Stock generating net proceeds to the Company of approximately $57,000,000.

   In June 1995, Intel purchased 51,898 shares of the Company's Common Stock for approximately $396,000 pursuant to an agreement, since terminated, which enabled Intel to maintain its percentage ownership interest in the Company. In October 1995, Intel delivered notice of its intent to exercise its warrant to purchase 1,199,124 shares of the Company's Common Stock at an exercise price of $11.50 per share under an agreement which modified the provisions of the Common Stock and Warrant Purchase Agreement (the "Stock Agreement")
   between the Company and Intel.   Pursuant to the modified agreement, Intel
   agreed to sell to the Company concurrently with the exercise of the warrant, and the Company agreed to purchase from Intel, 771,464 shares of the Company's Common Stock at a price of $17.875, the closing price of the Company's Common Stock on the day immediately preceding the date in which Intel delivered notice of its intent to exercise the warrant. During the seven months ended July 31, 1996, the Company completedexecuted the warrant exercise and related stock redemption transaction such that Intel increased its ownership of the Company's Common Stock by a427,660 shares.
   The modified agreement also resulted in Intel agreeing to terminate certain of its rights specified in the Investor Rights' Agreement between the Company and Intel.

   The Stock Agreement provides that under certain circumstances the Company may be required to register the shares sold under the agreements at its sole cost.

   In November 1995, the Company issued 260,769 shares of its unregistered Common Stock in connection with the ICS Transaction (see Note 2).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. SHARE REPURCHASE PROGRAM

   During the seven months ended July 31, 1996, the Company adopted a share repurchase program whereby the Company may repurchase shares of its Common Stock in the open market provided that the aggregate purchase price of the shares repurchased does not exceed $8.4 million and the repurchase price for any shares does not exceed $12 per share. The repurchased shares will be issued from time to time to fulfill requirements for the Company's Common Stock under its employee stock plans. Subsequent to July 31, 1996, the Company repurchased 455,200 shares of its Common Stock for $3.6 million.

8. EMPLOYEE STOCK OPTION PLANS

   The Company applies APB Opinion No.25 and related Interpretations in accounting for its stock option plans, which are described below. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reflected by the following pro forma amounts for the seven months ended July 31, 1996 and the year ended December 31, 1995:

                                                     FOR THE YEAR      FOR THE SEVEN
                                                        ENDED          MONTHS ENDED
                                                     DECEMBER 31,        JULY 31,
                                                         1995              1996

Net income (loss)                       As reported    $3,739,000      $ (9,899,000)
                                        Pro forma      $2,801,000      $(11,426,000)

Primary net income (loss)  per share    As reported    $      .30      $       (.70)
                                        Pro forma      $      .22      $       (.80)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the seven months ended July 31, 1996 and the year ended December 31, 1995:

                            FOR THE YEAR                      FOR THE SEVEN
                               ENDED                          MONTHS ENDED
                            DECEMBER 31,                        JULY 31,
                               1995                               1996

Dividend yield                          -                                   -
Expected volatility                  84.21%                              84.83%
Risk-free rate of return              5.43%                               6.56%
Expected life                         4.94 years                          4.94 years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   In June 1989, the Board of Directors adopted the 1989 Stock Option Plan (the 1989 Plan). The 1989 Plan provides for the issuance of both non-qualified stock options and incentive stock options to key employees, directors, and consultants of the Company. At December 31, 1995, tThe Company had reserved 3,041,697 shares of Common Stock for issuance upon exercise of stock options under the 1989 Plan.

   Under the terms of the 1989 Plan, the Board may grant options to purchase Common Stock. The stock options are granted at estimated fair market value at the time of grant, unless the optionee owns greater than 10% of the combined voting power of all classes of stock in which case the option price would be 110% of the fair market value at the date of grant. Options granted under the 1989 Plan generally vest ratably over 48 months and are exercisable for a period of ten years beginning with the date of grant unless the optionee owns, at the time of grant, more than 10% of the voting power of all classes of stock of the Company, in which case the option may only be exercised for a period of five years beginning with the date of grant. These options expire 30 days after termination of employment. The 1989 Plan terminates ten years after the date of its adoption unless terminated earlier by the Board of Directors.

   In April 1996, the Board of Directors adopted the 1996 Stock Option Plan (the 1996 Plan). The terms of the 1996 Plan are the same as those for the 1989 Plan, except that the maximum number of shares issuable under the 1996 Plan is 700,000, plus shares which are reacquired pursuant to the share repurchase plan.

   In October 1992, the Board of Directors adopted the 1992 Director Stock Option Plan (the 1992 Plan). Under the 1992 Plan, nonemployee directors elected prior to October 14, 1994 received stock options to purchase 6,000 shares of the Company's Common Stock at an exercise price equal to the market price on the date of grant. Nonemployee directors elected on or after October 14, 1994 will receive stock options to purchase 12,000 shares of the Company's Common Stock on the same terms. In addition, nonemployee directors will receive stock options to purchase 6,000 shares of the Company's Common Stock at the time that the prior options granted under the 1992 Plan become fully exercisable and vested. The maximum number of shares which may be issued under the 1992 Plan is 100,000 shares of Common Stock. Options granted under the 1992 Plan vest ratably over 36 months and are exercisable for a period of 10 years beginning with the date of the grant.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The following table summarizes activity under all Plans for each of the three years ended December 31, 1995 and the seven month period ended July 31, 1996:

                                       1993                     1994                    1995                  1996
                                          WEIGHTED                    WEIGHTED             WEIGHTED                  WEIGHTED
                                          AVERAGE                     AVERAGE              AVERAGE                   AVERAGE
                              SHARES      EXERCISE      SHARES        EXERCISE   SHARES    EXERCISE   SHARES         EXERCISE
                              (000'S)      PRICE       (000'S)         PRICE    (000'S)     PRICE     (000'S)         PRICE

Outstanding at the
  beginning of the year          1,377      $4.41        1,506           $3.41     1,638     $ 3.97      1,879         $ 8.80
    Granted                        937       4.84          361            5.61       701      17.37        449          10.99
    Exercised                     (158)      0.80         (151)           1.68      (371)      3.66        (77)          3.13
    Canceled                      (650)      8.23          (78)           5.17       (89)      8.88        (64)         10.39
                                -------   --------      -------        --------   -------   --------    -------       --------
Outstanding at the
   end of the year               1,506      $3.41        1,638           $3.97     1,879     $ 8.80      2,187         $ 9.40
                                =======   ========      =======        ========   =======   ========    =======       ========

Options exercisable at
  year end                       1,488      $3.31        1,620           $3.92     1,851     $ 8.74      2,165         $ 9.40
                                =======   ========      =======        ========   =======   ========    =======       ========

Weighted average fair
 value of  options granted
 during the year                         $  -                         $ -                    $12.07                    $ 7.77
                                          ========                     ========             ========                  ========

                                                 OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                                   WEIGHTED-AVERAGE
                              NUMBER OUTSTANDING     REMAINING         WEIGHTED-AVERAGE    NUMBER EXERCISABLE    WEIGHTED-AVERAGE
 RANGE OF EXERCISE PRICES      AT JULY 31, 1996    CONTRACTUAL LIFE     EXERCISE PRICE      AT JULY 31, 1996      EXERCISE PRICE


$ 0.300 - $  4.000             559,818               4.87   years          $ 2.012               559,818              $ 2.012
  4.375 -    7.250             455,449               7.13                    5.662               450,449                5.656
  7.375 -   11.000             457,335               9.03                    9.389               450,001                9.392
 11.250 -   20.563             664,250               9.37                   17.087               655,250               17.066
     24.125                     49,935               9.13                   24.125                49,935               24.125
-----------------          -----------             ------                 --------            ----------             --------
$ 0.300 - $24.125            2,186,787               7.67   years          $ 9.399             2,165,453              $ 9.340
=================          ===========             ======                 ========            ==========             ========

   Under the 1989 Plan, options became immediately exercisable upon grant subject to repurchase by the Company until they are vested. At July 31, 1996 and December 31, 1995 and 1994, options to purchase 953,301, 772,017 and 777,277 shares of Common Stock, respectively, were vested under the 1989 Plan. Options to purchase 18,574 shares of Common Stock were available for future grants under the 1989 plan at July 31, 1996.

   At July 31, 1996 and December 31, 1995 and 1994, options to purchase 23,333, 22,632 and 21,720 shares of Common Stock, respectively, were vested under the 1992 Plan. These options expire 12 months after the optionee ceases to serve as a director of the Company.

   During September through December of 1991, the Company granted options to purchase 65,400 shares at prices which are deemed to be less than fair market value at the date of grant. Vesting was ratable over a period of four years through 1995. Unearned compensation of $94,000 related to these options has been recognized ratably over the vesting period. Compensation expense charged to operations related to these options was $21,000, $23,000 and $23,000, respectively, for years ended December 31, 1995, 1994 and 1993.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   During the year ended December 31, 1993, the Company adopted a program pursuant to which all holders of options under the Company's 1989 Stock Option Plan were given the opportunity to surrender their existing options for new options having an exercise price of $4.00 per share, the fair market value of the Company's Common Stock on the grant date of the new options. Any vesting under the existing options was lost in an exchange under the program. The new options vest ratably over a 48 month period. A total of 558,913 options were exchanged under the program.

   Employee Stock Purchase Plan
   ----------------------------

   On April 29, 1993, the Company adopted an Employee Stock Purchase Plan ("Employee Plan") which enables all employees to acquire the Company's stock under the plan. The Employee Plan authorizes the issuance of up to 450,000 shares of the Company's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Shares of Common Stock issued under the Employee Plan totaled 37,121, 66,087, 88,740 and 41,988, respectively, for the seven month period ended July 31, 1996 and the years ended December 31, 1995, 1994 and 1993.

   The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for the seven month period ended July 31, 1996 and the year ended December 31, 1995:

                                          FOR THE                       FOR THE SEVEN
                                        YEAR ENDED                      MONTHS ENDED
                                     DECEMBER 31, 1995                  JULY 31, 1996

                                  SECTION 16                       SECTION 16
                                   OFFICERS          OTHERS         OFFICERS         OTHERS
Dividend yield                         -               -             -              -
Expected volatility                    95.78%          90.29%        79.87%         79.68%
Risk-free rate of return                5.18%           5.12%         5.58%          5.43%
Expected life                            .50 years       .25 years     .50 years      .25 years

Weighted-average fair value of
  purchase rights granted             $ 3.13          $ 2.30        $ 2.30         $ 2.07

9. DEVELOPMENT AND LICENSE AGREEMENT

   On October 22, 1993, the Company entered into a Development and License Agreement (the Development Agreement) with Intel Corporation ("Intel"), pursuant to which the companies agreed to engage in a series of development efforts with respect to video compression software as well as other video technology such as processes and designs. The agreement contains certain provisions for licensing agreements and royalties between the two companies for the use of the technology developed under the agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   The initial term of the Development Agreement will continue until December 31, 1996 and will automatically renew thereafter for successive terms of one year unless written notice is given by either party six months prior to the expiration of the initial term or any successor term.

   The Company was advanced $3,000,000 under the agreement to be used for the initial reimbursements of research and development costs incurred by the Company in performing the work specified in the Development Agreement. The Company is required to periodically report the amount of costs incurred which have been reimbursed from the advance. The Company records reductions of the advance as the specified work is performed and reimbursable costs are incurred. However, reimbursements are actually approved for release to the Company as specified projects or milestones are completed. Therefore, the recorded reduction of the advance at December 31, 1994 is $845,000 more than the amount of reimbursement released to the Company. Management believes that this excess will be fully released under the terms of the agreement.
   The Company may be is required to secure the remaining advance which has not been released with letters of credit. Outstanding letters of credit obtained by the Company to secure the advance totaled $885,000 at July 31, 1996.

   During the years ended December 31, 1995, and 1994 and 1993, the Company reduced gross research and development expenses by approximately $190,000, and $1,649,000 and $255,000, respectively., for reimbursable research and development costs under the terms of the Development Agreement. No reductions of research and development expenses were recorded during the seven months ended July 31, 1996 as a result of the Development Agreement. As of July 31, 1996, the Company had no research and development activities in process or planned related to the Development Agreement.

10. SIGNIFICANT CUSTOMERS

   Sales to significant customers (including third party resellers) which represent 10% or more of net sales for the respective years were as follows:


                              DECEMBER 31,       JULY  31,
                         1993   1994   1995        1996

Customer A                9%    11%    13%         19%
Customer B               14%    14%    10%          9%

   Sales to ten of the Company's resellers accounted for approximately 53%, 56%, 63% and 578% of the Company's revenues for the seven months ended July
   31, 1996 and the years ended December 31, 1995, 1994 and 1993, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. FEDERAL INCOME TAXES

   Under the provisions of SFAS No. 109, the components of the net deferred tax amount are as follows:

                                          DECEMBER 31,   DECEMBER 31,     JULY  31,
                                              1994           1995           1996

DEFERRED TAX ASSETS:
    Net operating loss carryforwards       $ 5,874,000    $ 5,821,000   $  7,994,000
    Research and development credit
     carryforwards                             950,000        836,000        836,000
    Minimum tax credit carryforwards            28,000         97,000        110,000
    Inventory and warranty provisions          726,000        623,000        500,000
    Compensation accruals                      176,000        249,000        346,000
    Depreciation                               709,000      1,135,000      1,200,000
    Other                                      (73,000)      (116,000)       134,000
                                          -------------  -------------  -------------
           Gross deferred tax asset          8,390,000      8,645,000     11,120,000
Valuation allowance                         (8,390,000)    (8,645,000)   (11,120,000)
                                          -------------  -------------  -------------
                                          $      -       $      -       $      -
                                          =============  =============  =============

   The Company's net operating loss and research and development credit carryforwards expire in varying amounts from 2002 through 2011. Research and development tax credit carryforwards expire in varying amounts from 2002 through 2008. Minimum tax credit carryforwards do not expire and carryforward indefinitely. Net operating losses related to the Company's foreign subsidiary (totaling $5,273,000) are available to offset future foreign taxable income.

   For the short tax year ended July 31, 1996, a net operating loss was incurred and no tax provision was recorded. During the years ended December 31, 1995 and 1994, the Company utilized net operating loss carryforwards of $3,455,000 and $733,000, respectively, to offset current year taxable income. However, a provision of $87,000 and $40,000 was recorded during the years ended December 31, 1995 and 1994, respectively, for federal alternative minimum taxes and state incomes taxes. The Company incurred a net operating loss during the year ended December 31, 1993. Accordingly, no provision for income taxes was necessary for this year. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax asset. Accordingly, no deferred taxes have been recorded for the seven months ended July 31, 1996 and the years ended December 31, 1995, 1994 and 1993.

   In 1989 and again in 1992, the Company experienced substantial changes in ownership as defined by the Internal Revenue Code. These changes result in annual limitations of the amount of net operating loss carryforward generated prior to each change which can be utilized to offset future taxable income. At July 31, 1996, the Company had total domestic net operating loss carryforwards of $21,038,000. The portion of this carryforward available for utilization during fiscal 1997 (in consideration of the annual limitations) is $17,670,000. In each fiscal year subsequent to 1997, an additional $421,000 will become available for utilization through 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12. RESTRUCTURING EXPENSES

   During the seven months ended July 31, 1996, the Company finalized its plan to realign its resources into Customer Business Units ("CBU"). These CBU's will provide the framework for moving decision making closer to the customer and for responding to customer requirements quickly. The realignment of resources resulted in the Company recording a charge during the seven months ended July 31, 1996 of approximately $553,000 related to restructuring costs that the Company will incur in adjusting its business operations and resources such that the Company will be able to effectively implement its CBU model. These restructuring charges primarily represent the costs associated with the elimination of positions which do not support the CBU strategy.

13. COMMITMENTS AND CONTINGENCIES

   Lease Commitments
   -----------------

   The Company leases furniture and equipment, manufacturing facilities and office space under noncancelable leases which expire at various dates through 19992005. Certain leases obligate the Company to pay property taxes, maintenance and repair costs.

   During the year ended December 31, 1993, the Company entered into a sale and leaseback agreement in which the Company sold furniture and equipment with an aggregate net book value of $1,778,000 for $2,049,000 and leased such assets back under a 37 month operating lease. The Company has deferred the excess of the cash received over the aggregate net book value of the assets sold and leased back and recognizes such amount over the term of the lease. The Company is required to make monthly lease payments of $57,000 over the lease term.

   Future minimum lease payments under all leases as of July 31, 1996 were as follows:

                                       OPERATING
                                        LEASES
Fiscal years ending:
     1997                          $   3,190,000
     1998                              2,101,000
     1999                                886,000
     2000                                843,000
     2001                                853,000
Thereafter                             2,802,000
                                 ---------------
                                   $  10,675,000
                                 ===============

   Total rent expense under all operating leases for the seven months ended July 31, 1996 and the years ended December 31, 1995, 1994 and 1993 was $2,570,000,
   $2,824,000, $2,692,000, and $906,000, respectively.

14. GEOGRAPHIC INFORMATION

   The Company operates in one industry. Transfers between geographic areas are recorded at cost plus a markup. Information about the Company's operations in different geographic areas is as follows:


                                                            JULY 31, 1996
                                     UNITED STATES      EUROPE      ELIMINATIONS    CONSOLIDATED

Sales to unaffiliated customers       $ 46,875,000    $ 3,234,000    $      -       $ 50,109,000
Transfer between geographic areas        2,383,000              -     (2,383,000)              -
                                      -------------   ------------   ------------   -------------
Total sales                           $ 49,258,000    $ 3,234,000    $(2,383,000)   $ 50,109,000
                                      =============   ============   ============   =============
Operating income (loss)               $(10,259,000)   $(1,834,000)   $    48,000    $(12,045,000)
                                      =============   ============   ============   =============
Identifiable assets                   $116,610,000    $ 3,131,000    $(7,838,000)   $111,903,000
                                      =============   ============   ============   =============
                                                          DECEMBER 31, 1995
                                     UNITED STATES      EUROPE      ELIMINATIONS   CONSOLIDATED

Sales to unaffiliated customers       $ 71,492,000    $ 6,603,000   $       -       $ 78,095,000
Transfer between geographic areas        3,475,000           -       (3,475,000)            -
                                      -------------   ------------  -------------   -------------
Total sales                           $ 74,967,000    $ 6,603,000   $(3,475,000)    $ 78,095,000
                                      =============   ============  =============   =============
Operating income (loss)               $  2,473,000    $  (520,000)  $   131,000     $  2,084,000
                                      =============   ============  =============   =============
Identifiable assets                   $114,863,000    $ 3,445,000   $      -        $118,308,000
                                      =============   ============  =============   =============
                                                          DECEMBER 31, 1994
                                     UNITED STATES      EUROPE      ELIMINATIONS   CONSOLIDATED

Sales to unaffiliated customers       $ 50,501,000    $ 3,730,000    $      -       $ 54,231,000
Transfer between geographic areas        3,683,000           -        (3,683,000)           -
                                      -------------   ------------   ------------   -------------
Total sales                           $ 54,184,000    $ 3,730,000    $(3,683,000)   $ 54,231,000
                                      =============   ============   ============   =============
Operating income (loss)               $  1,140,000    $(1,537,000)   $  (472,000)   $   (869,000)
                                      =============   ============   ============   =============
Identifiable assets                   $ 43,278,000    $ 3,157,000    $      -       $ 46,435,000
                                      =============   ============   ============   =============
                                                          DECEMBER 31, 1993
                                     UNITED STATES      EUROPE      ELIMINATIONS   CONSOLIDATED

Sales to unaffiliated customers       $ 28,047,000    $ 3,405,000    $      -       $ 31,452,000
Transfer between geographic areas        2,443,000           -        (2,443,000)           -
                                      -------------   ------------   ------------   -------------
Total sales                           $ 30,490,000    $ 3,405,000    $(2,443,000)   $ 31,452,000
                                      =============   ============   ============   =============
Operating income (loss)               $ (8,678,000)   $(1,304,000)   $   (37,000)   $(10,019,000)
                                      =============   ============   ============   =============
Identifiable assets                   $ 43,023,000    $ 2,524,000    $      -       $ 45,547,000
                                      =============   ============   ============   =============

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15. STRATEGIC ALLIANCE

   During the year ended December 31, 1995, the Company entered into a strategic alliance with Accord Telecommunications, Ltd. ("Accord"), an Israel-based telecommunications company. The alliance involves technology, manufacturing, and marketing licenses, as well as joint product development for the enhancement of multi-media, multipoint control units and the creation of new products. Both parties will receive royalties based on their contributed technology. As part of the alliance, the Company acquired a 12% interest in Accord. Such investment is being accounted for under the cost method and is included in other assets at July 31, 1996.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III.

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the captions "Election of Directors" and "Election of Directors - Certain Relationships and Related Transactions" will be filed by amendment within 120 days of the Company's fiscal year ended July 31, 1996.

 ITEM 11. EXECUTIVE COMPENSATION

In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Executive Compensation" will be filed by amendment within 120 days of the Company's fiscal year ended July 31, 1996.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" will be filed by amendment within 120 days of the Company's fiscal year ended July 31, 1996.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Election of Directors - Certain Relationships and Related Transactions" will be filed by amendment within 120 days of the Company's fiscal year ended July 31, 1996.


                                   PART  IV.

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 EXHIBIT
 NUMBER    DOCUMENT DESCRIPTION
---------  --------------------

(a)(1) The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 30 of this Report.

(a)(2) The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedules on page 30 of this Report.

(a)(3)  The following exhibits are filed with this Annual Report on Form 10-K:

 EXHIBIT
 NUMBER    DOCUMENT DESCRIPTION
---------  --------------------

   3.1 - Fourth Amended and Restated Certificate of Incorporation, as filed July 7, 1993 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Company's quarterly report filed on Form 10-Q for the period ending June 30, 1993).

   3.4 - Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

   3.5 - Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1992).

   3.6 - Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated July 10, 1996).

   4.1 - Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

   4.2 - Rights Agreement dated as of July 10, 1996 between VTEL Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights to Purchase Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 10, 1996).

 10.2 - License Agreement, dated as of November 7, 1990, between Universite de Sherbrooke, as Licenser, and the Company, as Licensee (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

 EXHIBIT
 NUMBER    DOCUMENT DESCRIPTION
---------  --------------------

  10.3 - VideoTelecom Corp. 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

  10.4 - Form of VideoTelecom Corp. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

  10.5 - Form of VideoTelecom Corp. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

  10.6 - Distributor Agreement dated January 8, 1990, between US WEST Communications Services, Inc. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

  10.7 - Purchase Agreement effective October 1, 1990, between GTE Service Corporation and the Company, as amended July 1, 1991 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

  10.8  -  Original Equipment Manufacturer Agreement, effective August 28,
           1989, made and entered into by and between Truevision, Inc., as Supplier, and the Company, as Reseller, together with letter, dated February 18, 1992, from Ann van Benten Hunt, Corporate Counsel, Truevision, Inc., to Rod Bond of the Company (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

  10.9 - Distribution Agreement, made and entered into November 1, 1991, by and between Microsoft Corporation and the Company (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

 EXHIBIT
 NUMBER    DOCUMENT DESCRIPTION
---------  --------------------

  10.10 - Lease agreement, executed on November 18, 1992, by and between NationsBank of Texas, N.A., as Lessor, and the Company, as Lessee (incorporated by reference to Exhibit 10.11 to the Company's 1992 Annual Report on Form 10-K).

  10.11 - Lease agreement, executed on May 3, 1993 by Central Distributors, Inc., as Landlord, and on April 29, 1993 by the Company, as Tenant (incorporated by reference to Exhibit 10.12 to the Company's 1993 Annual Report on Form 10-K).

  10.12 - VideoTelecom Corp. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

  10.13 - VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

  10.14 - Common Stock and Warrant Purchase Agreement between VTEL Corporation and Intel Corporation, dated October 25, 1993, including Exhibit A "Warrant", and Exhibit D "Investor Rights Agreement" (incorporated by reference to Exhibit 4.1 to the Company's quarterly report filed on Form 10-Q for the period ended September 30, 1993).

  10.15 - Loan and Security Agreement, dated November 28, 1994, between Silicon Valley Bank, as Creditor, and the Company, as Borrower (incorporated by reference to Exhibit 10.16 to the Company's 1994 Annual Report on Form 10-K).

  10.16 - Lease agreement, executed by Waterford HP, Ltd. on June 14, 1994, as Landlord, and the Company, as Tenant, together with First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2, 1994, Second Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated February 1, 1995, and Net Profits Agreement, executed between Waterford HP, Ltd. on June 14, 1994 and the Company (incorporated by reference to Exhibit 10.17 to the Company's 1994 Annual Report on Form 10-K).

 EXHIBIT
 NUMBER    DOCUMENT DESCRIPTION
---------  --------------------

  10.17 - G & L Consultants, Inc. Recordkeeping Service Agreement signed on July 29, 1994 by Rodney S. Bond for the Company, as sponsor of the VTEL 401(k) Plan, and Dianne Johnson, as Plan Trustee (incorporated by reference to Exhibit 10.18 to the Company's 1994 Annual Report on Form 10-K).

  10.18 - Subscription Agreement dated June 14, 1995 by and between VTEL Corporation, Accord Video Telecommunications, Ltd., Nizanim Fund
           (1993) Ltd., the "Star Entities", Manakin Investments BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request).

  10.19 - Agreement dated September 15, 1995 by and between VTEL Corporation and Intel Corporation modifying the Common Stock and Warrant Purchase Agreement between VTEL Corporation and Intel Corporation (incorporated by reference to Exhibit 10.20 to the Company 1995 Annual Report on Form 10-K).

  10.20 - Asset Purchase Agreement By and Among Peirce-Phelps, Inc. and VTEL-ICS, Inc. and VTEL Corporation, dated November 22, 1995 (incorporated by reference to Exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request).

  10.21 - Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive Proxy Statement).

  10.22 - The VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's 1995 Definitive Proxy Statement).

  11.1  -  Computation of Per Share Earnings.

 EXHIBIT
 NUMBER    DOCUMENT DESCRIPTION
---------  --------------------

  22.1 - List of Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company's 1995 Annual Report on Form 10-K).

  24.1  -  Consent of Price Waterhouse LLP.
__________
(b) Reports on Form 8-K (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

(c)  See subitem 14(a)(3) above.

(d)  See subitem 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VTEL Corporation

                                    By           /s/ Rodney S. Bond
                                    -----------------------------------
                                              Rodney S. Bond
                                         CHIEF FINANCIAL OFFICER,
                                     VICE PRESIDENT-FINANCE, TREASURER
                                               AND SECRETARY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                    Signature                                     Title                       Date
                    ---------                                     -----                       ----
/s/            F.H. (Dick) Moeller                 Chief Executive Officer              November 7, 1996
-------------------------------------------------                                    -------------------
               F.H. (Dick) Moeller                 Chairman of the Board, and
                                                   Director (Principal Executive
                                                   Officer)


/s/               Rodney S. Bond                   Chief Financial Officer,             November 7, 1996
-------------------------------------------------                                    -------------------
                  Rodney S. Bond                   Vice President- Finance,
                                                   Treasurer and Secretary
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)

/s/                  Eric L. Jones                 Director                             November 7, 1996
-------------------------------------------------                                    -------------------
                     Eric L. Jones

/s/                John V. Jaggers                 Director                             November 7, 1996
-------------------------------------------------                                    -------------------
                   John V. Jaggers

/s/                  Max Hopper                    Director                             November 7, 1996
-------------------------------------------------                                    -------------------
                     Max Hopper

 /s/             Gordon Matthews                   Director                             November 7, 1996
-------------------------------------------------                                    -------------------
                 Gordon Matthews

VTEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II
---------------------------------------------------------------------------------------------------------

                                                   PROVISION FOR     WRITE-OFF OF
                                      BALANCE AT     DOUBTFUL        UNCOLLECTIBLE         BALANCE AT
                                     BEGINNING OF    ACCOUNTS     ACCOUNTS RECEIVABLE        END OF
                                         YEAR       RECEIVABLE                                YEAR
Accounts receivable -
  allowances for
  doubtful accounts

Year ended December 31, 1993             $109,000       $ 96,000  $        -                    $205,000

Year ended December 31, 1994              205,000         80,000             (140,000)           145,000

Year ended December 31, 1995              145,000         40,000                    -            185,000

Seven months ended July 31, 1996          185,000        118,000             (100,000)           203,000