Form 10-K/A
period 1996-07-31
VTEL CORP
filed 1996-11-29
CIK 884144

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
(Mark One)

----- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                      OR

  X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----- SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 1, 1996 to July 31, 1996

                        Commission File Number 0-20008

                               VTEL CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                        74-2415696
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     108 WILD BASIN ROAD
        AUSTIN, TEXAS                                             78746
(Address of principal executive                                 (Zip Code)
           offices)


              Registrant's telephone number, including area code:
                                (512) 314-2700

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 COMMON STOCK

                        ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 1, 1996 was $101,513,506. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

     As of October 25, 1996, there was 13,901,073 shares of the registrant's Common Stock, $0.1 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
     VTEL Corporation, a Delaware corporation (the "Company"), hereby amends, as set forth herein, the Company's Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1996.


================================================================================

     The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company's Transition Report on Form 10-K.

     The Company hereby amends and restates in its entirety each of the following items of the Company's Transition Report on Form 10-K.

                                   PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
               --------------------------------------------------

     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
     --------------------------------------------------

     The Company's Board of Directors consists currently of five directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal
                        --------  -------
at any time by the affirmative vote of a majority of the Board of Directors.

     Reference is made to Part I hereof for a description of the executive officers of the Company.

     The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company.

     F.H. (DICK) MOELLER, age 51, joined the Company as Chief Executive Officer, President and Director in October 1989 and became the Chairman of the Board in March 1992. From May 1982 to October 1989, Mr. Moeller served as the founder and President of ProfitMaster Computer Systems, Inc., a computer software firm specializing in real-time financial management systems for retail point-of-sale applications. Prior to founding such firm, Mr. Moeller spent 12 years with Texas Instruments Incorporated during which he held a variety of management positions, most recently serving as Advanced Systems Manager of its Computer Systems Division. Mr. Moeller is also a director of AMX Corp. and Accord Telecommunications, LTD. (Israel).

     ERIC L. JONES, age 61, has served as a Director to the Company since
June 1989. He also served as the Company's President and Chief Executive Officer from June 1989 until October 1989 and as the Company's Chairman of the Board from October 1989 until March 1992. He also serves as chairman and/or director of several privately-held companies. Since January 1994, he has been a general partner of SSM Venture Partners, L.P., a venture capital firm. Previously, Mr. Jones has served as Vice President of Texas Instruments Incorporated, as President of its Data Systems Group and Vice President of its Geophysical Services Inc. subsidiary. He holds a Ph.D. in Mechanical Engineering from The University of Texas at Austin.

     JOHN V. JAGGERS, age 45, has been a Director of the Company since May
1991. Since November 1988, Mr. Jaggers has been associated with Sevin Rosen Funds, a family of venture capital funds. Prior to October 1989, Mr. Jaggers served as a consultant to Sevin Rosen Funds, and he is currently a general partner of SRB Associates III L.P., SRB Associates IV L.P. and SRB Associates V L.P., the general partners respectively of Sevin Rosen Fund III L.P., Sevin Rosen Fund IV, L.P. and Sevin Rosen Fund V L.P. From January 1984 until November 1988, Mr. Jaggers was President of Rotan Mosle Technology, Inc., the general partner of Rotan Mosle Technology Partners, Ltd., a venture capital partnership.

     GORDON H. MATTHEWS, age 59, has served as a Director of the Company since his election to the Board by the other directors in October 1994. Since May of 1992, Mr. Matthews has been the Chief Executive Officer and Chairman of Matthews Communications Management, Inc., a provider of voice mail services, and Chairman and President of Matthews Communication Systems, Inc., a consulting firm providing assistance to corporations on intellectual property processes. Mr. Matthews' pre-1992 experience includes founding and managing a number of companies in the electronics industry. Mr. Matthews has also invented and holds patents for a number of technology products, including inventing voice mail.

     MAX D. HOPPER, age 61, has served as a Director of the Company since
May 1995. In January 1995, Mr. Hopper founded Max D. Hopper Associates, Inc., a consulting firm specializing in creating benefits from the strategic use of advanced information technologies. He currently serves as its Chief Executive Officer. Mr. Hopper served as Senior Vice President--Information Systems for American Airlines from November 1985 to January 1995 and served as chairman of The SABRE Group, a unit of AMR Corporation, from April 1993 through January 1995. Mr. Hopper is also a director of the Gartner Group, Computer Language Research, Inc., Gupta Corporation, Scopus Technology and USDATA Corporation.

     None of the directors or executive officers of the Company is related to any other nominee or to any executive officer or Director of the Company by blood, marriage or adoption (except relationships, if any, more remote than first cousin).

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and Directors, and persons who beneficially own more than 10% of the Company's Common Stock ("10% Stockholders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon information provided to the Company by individual officers, Directors and 10% stockholders, the Company believes that all of these filing requirements were satisfied by the Company's officers, Directors and 10% Stockholders, except for one Notice on Form 4 which was not timely filed by Mr. Eric L. Jones with respect to the acquisition of 686 shares of Common Stock.

ITEM 11.   EXECUTIVE COMPENSATION.
           ----------------------

     The following table summarizes certain information regarding compensation paid or accrued to (i) the Company's Chief Executive Officer, (ii) each of the Company's four other most highly compensated executive officers, and (iii) two additional former executive officers for whom disclosure would have been required by the rules of the Securities and Exchange Commission but for the fact that these two individuals were not serving as executive officers as of July 31, 1996, during the seven month transition period ended July 31, 1996 reflecting the change of fiscal year and during the years ended December 31, 1993, 1994 and 1995 (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation
                                                 Annual Compensation                Awards/(1)/
                                       ----------------------------------------     ------------
                               Year
                              Ending
                             July 31                            Other Annual       Securities
                               or                               Compensation       Underlying               All Other
Name and Principal Position  Dec. 31*   Salary($)   Bonus ($)      ($)/(2)/      Options/SARs (#)      Compensation($)/(3)/
---------------------------  --------   ---------   ---------   ------------     ----------------      --------------------
F.H. (Dick) Moeller          7 mos.     $115,417   $  3,623      $       0                100,000                  3,622
Chairman, President and         1995    $195,000   $ 52,750      $       0                 25,000           $      3,831
 Chief Executive Officer        1994    $195,000   $173,187      $       0                 25,000           $      1,802
                                1993    $195,000   $ 41,110      $       0                      0           $      1,802

Glenn A. Pierce              7 mos.     $110,833          0      $       0                      0           $     50,147/(4)/
Former Chief Operating          1995    $190,000   $ 48,873      $       0                 25,000           $        381
 Officer and President          1994    $190,000   $167,536      $       0                 25,000           $         86
                                1993    $190,000   $ 40,350      $       0                236,250/(1)(7)/   $         86

Clayton A. Reed              7 mos.     $ 75,208   $ 16,181      $       0                      0           $     10,056/(5)/
Former Senior Vice              1995    $155,000   $ 48,223      $       0                 10,000           $        381
 President-Sales                1994    $155,000   $ 98,840      $       0                 10,000           $         86
                                1993    $135,000   $ 37,530      $  37,500/(5)/            75,000/(1)/      $         52

Michael O'Dell               7 mos.     $ 90,000   $  3,856      $       0                 15,000           $        172
Vice President-                 1995    $150,000   $ 40,225      $       0                 10,000           $        347
 General Manager                1994    $150,000   $116,312      $       0                 10,000           $         52
                                1993    $ 71,058   $ 22,031      $  37,000/(6)/            75,000           $         22

Rodney S. Bond               7 mos.     $ 77,083   $  4,250      $       0                 15,000           $        172
Chief Financial Officer         1995    $125,000   $ 44,068      $       0                 10,000           $        381
  Vice President-Finance,       1994    $112,950   $ 91,296      $       0                 12,000           $         86
  Treasurer and Secretary       1993    $100,900   $ 25,586      $       0                      0           $         52

Thomas C. Stevenson          7 mos.     $ 76,250   $  4,363      $       0                 15,000           $        172
  Vice President-               1995    $125,000   $ 34,269      $       0                      0           $        295
   Marketing                    1994    $ 42,824   $ 18,875      $  35,000/(8)/            50,000           $         98
                                1993         N/A        N/A            N/A                    N/A                    N/A

Michael P. Cronin            7 mos.     $ 81,667   $ 17,896      $       0                  3,750           $        172
  Vice President-North          1995    $120,750   $ 56,531      $  69,266/(8)/            15,000           $        283
  American Sales                1994    $ 16,209          0      $       0                 35,000                      0
                                1993         N/A        N/A            N/A                    N/A                    N/A
-----------------------

     *   The Company changed its fiscal year from December 31 to July 31.

     1. Effective as of May 5, 1993, the Compensation Committee approved an exchange program pursuant to which all holders of options under the 1989 Plan were permitted an opportunity to exchange their options outstanding under the 1989 Plan for new options having an exercise price of $4.00, the fair market value of the Common Stock on May 5, 1993. The new options issued pursuant to this program vest ratably over a 48-month period commencing on May 5, 1993. Subsequently, 42.4% of the eligible options, representing options covering 336,250 shares of Common Stock were repriced pursuant to this exchange program. Grants in 1993 to Mr. Pierce and Mr. Reed were repricing of options originally granted in 1992. Effective April 15, 1996, Mr. Pierce was no longer an executive officer of the Company and effective June 21, 1996, Mr. Reed was no longer an executive officer of the Company.

     2. Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus.

     3. Represents the dollar value of any insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance and long term disability insurance for the benefit of the Chief Executive Officer or Named Executive Officer.

     4. Represents $147 related to the dollar value of any insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance and long term disability insurance for the benefit of Mr. Pierce and $50,000 for the settlement of severance benefits. Mr. Pierce resigned all offices and directorships of the Company effective April 15, 1996.

     5. Consists of relocation expenses paid by the Company in 1993 and the payment of accrued vacation in 1996. Mr. Reed left the employ of the Company effective June 21, 1996.

     6. Consists of a $37,000 bonus paid to Mr. O'Dell upon his initially accepting employment with the Company.

     7. Includes 33,750 options that were canceled on December 31, 1993 due to certain 1993 revenue and earnings per share goals not being met.

     8.  Consists of relocation expenses paid by the Company.

STOCK OPTION GRANTS DURING TRANSITION PERIOD ENDED JULY 31, 1996

     The following table sets forth information with respect to grants of stock options to purchase Common Stock pursuant to the Company's 1989 and 1996 Stock Option Plans (the "1989 and 1996 Plans") to the Chief Executive Officer and the Named Executive Officers reflected in the Summary Compensation Table above. No stock appreciation rights (SARs) were granted during the seven months ended July 31, 1996 and none were outstanding as of July 31, 1996.

                    OPTION/SAR GRANTS IN TRANSITION PERIOD





                                                                                                     Potential Realizable
                                                                                                       Value of Assumed
                                                                                                  Annual Rates of Stock Price
                                              Individual Grants                                 Appreciation for Option Term/(1)/
                             -------------------------------------------------------            ---------------------------------
                                             % of Total
                                Number      Options/SARs
                              Securities     Granted to    Exercise
                              Underlying     Employees     or Base
                             Options/SARs        in         Price      Expiration         0%
Name                         Granted (#)    Fiscal Year     ($/Sh)        Date         ($)/(2)/     5% ($)         10% ($)
----                         ------------   -----------    --------    --------------  --------   ----------   --------------
F.H. (Dick) Moeller               100,000         22.29%      $9.00     July 10, 2006   $   0     $ 566,005       $ 1,434,368

Glenn A. Pierce                         0           N/A         N/A               N/A     N/A           N/A               N/A

Clayton A. Reed                         0           N/A         N/A               N/A     N/A           N/A               N/A

Michael O'Dell                     15,000          3.34%      12.25      May 23, 2006       0       115,559           292,850

Rodney S. Bond                     15,000          3.34%      12.25      May 23, 2006       0       115,559           292,850

Thomas C. Stevenson                15,000          3.34%      12.25      May 23, 2006       0       115,559           292,850

Michael P. Cronin                   3,750          0.84%      12.25      May 23, 2006       0        28,890            73,213

All employee options              448,527           100%       9.286/(3)          N/A       0     2,619,360         6,637,972

All stockholders                      N/A           N/A          N/A              N/A       0    83,555,952/(4)/  211,747,187/(4)/

Optionee gains as % of all
 stockholder gains                    N/A           N/A          N/A              N/A       0          3.13%             3.13%
--------------------------

     1. The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

     2. An appreciation in stock price, which will benefit all stockholders, is required for optionees to receive any gain. A stock price appreciation rate of 0% would, therefore, render the options without value to the optionees.

     3. Weighted average grant price of all stock options granted to employees in the seven months ended July 31, 1996.

     4. Appreciation for all stockholders is calculated using the average exercise price for all employee optionees ($9.286) and using the number of shares of the Company's Common Stock outstanding on July 31, 1996 (14,307,733).

AGGREGATED STOCK OPTION/SAR EXERCISES DURING THAT TRANSITION PERIOD ENDED JULY 31, 1996 AND STOCK OPTION/SAR VALUES AS OF JULY 31, 1996

     The following table sets forth information with respect to the Chief Executive Officer and the Named Executive Officers concerning the exercise of options during the transition period ended July 31, 1996 and unexercised options held as of July 31, 1996:

              AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUES /(1)/


                                                      Number of Securities
                                                     Underlying Unexercised       Value of Unexercised
                                                     Options/SARs at Fiscal     In-the-Money Options/SAR
                                                          Year End(#)            at Fiscal Year End ($)
                                                   --------------------------  --------------------------
                          Shares
                       Acquired on      Value
        Name           Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------  ------------  ------------  -----------  -------------  -----------  -------------
F.H. (Dick) Moeller              0             0       209,541        128,126   $1,022,794       $ 31,447

Glenn A. Pierce              5,000        28,750        64,138         45,491      186,853        135,498

Clayton A. Reed             20,312        97,146             0              0            0              0

Michael O'Dell                   0             0        48,183         44,376       76,736         43,048

Rodney S. Bond               8,500        61,232        35,030         26,584       73,818         15,094

Thomas C. Stevenson              0             0        13,541         41,459       17,759         37,240

Michael P. Cronin                0             0        13,385         35,261            0              0
--------------------

     1. All options held by the Chief Executive Officer and the Named Executive Officers were granted under the Company's 1989 and 1996 Plans. Pursuant to the 1989 and 1996 Plans, all options granted thereunder are immediately exercisable, however shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionee's employment terminates prior to all such optionee's option shares becoming vested. The amounts under the headings entitled "Exercisable" reflect vested options as of July 31, 1996 and the amounts under the headings entitled "Unexercisable" reflect option shares that have not vested as of July 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the seven month period ended July 31, 1996, no executive officer of the Company served as a Director, or member of the compensation committee, of another entity whose executive officers served as a Director, or on the Compensation Committee, of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The Company has only one outstanding class of equity securities, its Common Stock, par value $.01 per share.

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of October 1, 1996 by (i) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's Directors and Named Executive Officers (as defined above) and (iii) all Directors and officers as a group.


                                                        SHARES BENEFICIALLY
                                                           OWNED/(1)(2)/

NAME AND ADDRESS OF BENEFICIAL OWNER                      NUMBER     PERCENT
------------------------------------                   ------------  --------
Intel Corporation                                      1,449,759/3/   10.4%
5200 N.E. Elam Young Parkway
Hillsboro, OR 97124

F.H. (Dick) Moeller                                      352,065/4/    2.5%

Eric L. Jones                                             63,853/5/     *

John V. Jaggers                                            9,690/6/     *

Gordon H. Matthews                                         5,000/7/     *

Max Hopper                                                 6,000/8/     *

Michael P. Cronin                                         52,646/9/     *

Michael O'Dell                                           100,000/10/    *

Rodney S. Bond                                            84,524/11/    *

Thomas C. Stevenson                                       55,000/12/    *

All Directors and officers as a group                    836,350/13/   5.7%
     (12 persons)/4, 5, 6, 7, 8, 9, 10, 11, 12, 13/

Clayton A. Reed                                            3,412/14/    *

Glenn A. Pierce                                          109,729/15/    *


*    Indicates ownership of less than 1% of the Company's Common Stock

     1. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of Common Stock issuable upon exercise of certain outstanding options within 60 days after October 1, 1996.

     2. Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 13,899,096 shares of Common Stock issued and outstanding on October 1, 1996. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

     3. On October 25, 1993, the Company entered into a Common Stock and Warrant Purchase Agreement ("Stock Agreement") whereby the Company sold to Intel 970,201 shares of unregistered Common Stock (which then represented 10% of the Company's outstanding Common Stock after the sale) and a warrant for the purchase of an additional 10% of the Company's Common Stock or 1,199,124 shares. The Company received proceeds of approximately $7,034,000 from the sale of the Common Stock and stock warrant. An Investor Rights Agreement (the "Investor Rights Agreement") entered into in connection with the sale of these securities to Intel afforded Intel certain special rights in respect of its investment in the Company. In June 1995, 51,898 shares of unregistered Common Stock were sold and issued to Intel pursuant to the terms of the Investor Rights Agreement. In September 1995, the Company and Intel entered into a new agreement defining certain matters (the "Amendment"). Specifically, in the Amendment, the Company and Intel agreed to modify the Investor Rights Agreement to terminate the rights granted to Intel pursuant to the Investor Rights Agreement (other than registration rights). Intel agreed to sell to the Company, and the Company agreed to purchase from Intel, a number of shares of Common Stock determined by dividing the aggregate cash exercise price paid by Intel to the Company pursuant to the exercise of its warrant by the closing sale price of the Common Stock on The Nasdaq Stock Market on the business day immediately preceding the date that the notice of exercise was delivered. In October 1995, the Company received notice of Intel's intent to exercise the warrant. In January 1996, Intel consummated the exercise of the warrant and the Company issued Intel 427,660 shares of Common Stock in the net issuance transaction.

     4. Consists of 14,398 shares held by Mr. Moeller directly and 337,667 shares (115,626 of which are subject to repurchase at November 29, 1996 by the Company at the optionee's exercise price pursuant to the option agreement) which Mr. Moeller may acquire upon the exercise of options within 60 days after October 1, 1996.

     5. Consists of 5,686 shares held by Mr. Jones directly and 58,167 shares which Mr. Jones may acquire upon the exercise of options within 60 days after October 1, 1996.

     6. Consists of 1,524 shares held by Mr. Jaggers directly and 8,166 shares which Mr. Jaggers may acquire upon the exercise of options within 60 days after October 1, 1996.

     7. Consists of 5,000 shares which Mr. Matthews may acquire upon the exercise of options within 60 days after October 1, 1996.

     8. Consists of 6,000 shares which Mr. Hopper may acquire upon the exercise of options within 60 days after October 1, 1996.

     9. Consists of 4,000 shares held by Mr. Cronin directly and 48,646 shares (30,782 of which are subject to repurchase at November 29, 1996 by the Company at the optionee's exercise price pursuant to the option agreement) which Mr. Cronin may acquire upon the exercise of options within 60 days after October 1, 1996.

     10. Consists of 7,441 shares held directly by Mr. O'Dell and 92,559 shares (35,211 of which are subject to repurchase at November 29, 1996 by the Company at the optionee's exercise price pursuant to the option agreement) which Mr. O'Dell may acquire upon the exercise of options within 60 days after October 1, 1996.

     11. Consists of 22,910 shares held directly by Mr. Bond and 61,614 shares (23,500 of which are subject to repurchase at November 29, 1996 by the Company at the optionee's exercise price pursuant to the option agreement) which Mr. Bond may acquire upon the exercise of options within 60 days after October 1, 1996.

     12. Consists of 55,000 shares (36,042 of which are subject to repurchase at November 29, 1996 by the Company at the optionee's exercise price pursuant to the option agreement) which Mr. Stevenson may acquire upon the exercise of options within 60 days after October 1, 1996.

     13. Includes an aggregate of 72 shares held directly or indirectly by Dennis Egan, Charlie Sauer, and Bob Swem, collectively, and 107,500 shares (61,824 of which are subject to repurchase at November 29, 1996 by the Company at the optionees' exercise price pursuant to the option agreements) which such persons, collectively, may acquire upon the exercise of options within 60 days after October 1, 1996. All options held by the Chief Executive Officer and the Named Executive Officers were granted under the 1989 and 1996 Plans. Pursuant to the 1989 and 1996 Plans, all options granted thereunder are immediately exercisable, however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees' employment terminates prior to all such optionees' options becoming vested. Does not include shares held directly or indirectly by Messrs. Reed and Pierce.

     14. Consists of 3,412 shares held directly by Mr. Reed.

     15. Consists of 109,729 shares (26,342 of which are subject to repurchase at November 29, 1996 by the Company at the Optionee's exercise price pursuant to the option agreement) which Mr. Pierce may acquire upon the exercise of options within 60 days after October 1, 1996.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 25, 1993, the Company entered into the Stock Agreement with Intel Corporation ("Intel") whereby the Company sold to Intel 970,201 shares of unregistered Common Stock (which then represented 10% of the Company's outstanding Common Stock after the sale) and a warrant for the purchase of an additional 10% of the Company's Common Stock or 1,199,124 shares. The Company received proceeds of approximately $7,034,000 from the sale of the Common Stock and stock warrant. The Investor Rights Agreement entered into in connection with the sale of these securities to Intel afforded Intel certain special rights in respect of its investment in the Company. In June 1995, 51,898 shares of unregistered Common Stock were issued to Intel pursuant to the terms of the Investor Rights Agreement. In September 1995, the Company and Intel entered into the Amendment defining certain matters. Specifically, in the Amendment, the Company and Intel agreed to modify the Investor Rights Agreement to terminate the rights granted to Intel pursuant to the Investor Rights Agreement (other than registration rights). Intel agreed to sell to the Company, and the Company agreed to purchase from Intel, a number of shares of Common Stock determined by dividing the aggregate cash exercise price paid by Intel to the Company pursuant to the exercise of its warrant by the closing sale price of the Common Stock on The Nasdaq Stock Market on the business day immediately preceding the date that the notice of exercise was delivered. In October 1995, the Company received notice of Intel's intent to exercise the warrant. In January 1996, Intel consummated the exercise of the warrant and the Company issued Intel 427,660 shares of Common Stock in the net issuance transaction.

Subsequent to the transition period ended July 31, 1996, the Company entered into an agreement relating to the separation of Glenn A. Pierce, Jr. from the Company. Until April 15, 1996, Mr. Pierce was the president and chief operating officer and a director of the Company. Effective April 15, 1996, Mr. Pierce resigned from all offices and directorships he held with the Company. Pursuant to this separation agreement, Mr. Pierce agreed to release the Company from any employment related claims he may have and made a variety of covenants, including noncompete and nondisclosure covenants, designed to protect the goodwill and business of the Company. In consideration for the agreements of Mr. Pierce, the Company agreed to monthly salary continuation payments of $15,833.33 per month for a period of thirteen months, subject to earlier termination under certain specified circumstances, including acceptance of employment with another company. Mr. Pierce was also paid a termination payment of $50,000 and the Company agreed to continue Mr. Pierce's participation in the Company's group health and accident insurance plans for a period of thirteen months, with the Company continuing to bear the portion of the costs thereof that it bore prior to such termination. The Company also made certain agreements designed to permit Mr. Pierce to continue to hold and exercise certain options theretofore granted to him up to 30 days after May 15, 1997.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VTEL CORPORATION


                                   By:  /s/ Rodney S. Bond
                                      ----------------------------------------
                                      Rodney S. Bond
                                      Chief Financial Officer, Vice President-
                                      Finance, Treasurer and Secretary
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

Date: November 27, 1996