Form 10-Q
period 1996-10-31
VTEL CORP
filed 1996-12-13
CIK 884144

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996


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

At December 1, 1996 the registrant had outstanding 13,940,567 shares of its Common Stock, $0.01 par value.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               VTEL Corporation
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------

                                                           October 31,           July 31,
                                                              1996                 1996
                                                           (Unaudited)

ASSETS
Current assets:
  Cash and equivalents                                    $  1,502,000         $  1,973,000
  Short-term investments                                    40,666,000           48,307,000
  Accounts receivable, net of allowance for doubtful
    accounts of  $240,000 and $203,000 at
    October 31, 1996 and July 31, 1996                      23,539,000           15,585,000
  Inventories                                               13,723,000           15,004,000
  Prepaid expenses and other current assets                  1,241,000            1,597,000
                                                          ------------         ------------
      Total current assets                                  80,671,000           82,466,000

Property and equipment, net                                 14,066,000           13,906,000
Intangible assets, net                                      13,488,000           13,730,000
Other assets                                                 1,742,000            1,801,000
                                                          ------------         ------------
                                                          $109,967,000         $111,903,000
                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  8,942,000         $  9,831,000
  Accrued compensation and benefits                          1,510,000            1,529,000
  Other accrued liabilities                                  1,693,000            2,241,000
  Research and development advance                             906,000              906,000
  Deferred revenue                                           5,082,000            2,980,000
                                                          ------------         ------------
      Total current liabilities                             18,133,000           17,487,000

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 authorized;
    none issued or outstanding                                    -                    -
  Common stock, $.01 par value; 25,000,000 authorized;
    13,904,000 and 14,308,000 issued and outstanding at
    October 31, 1996 and July 31, 1996                         139,000              143,000
  Additional paid-in capital                               124,477,000          124,190,000
  Treasury stock                                            (3,351,000)                -
  Accumulated deficit                                      (29,224,000)         (30,068,000)
  Cumulative translation adjustment                             (1,000)             151,000
  Unearned compensation                                       (206,000)                -
                                                          ------------         ------------
      Total stockholders' equity                            91,834,000           94,416,000
                                                          ------------         ------------
                                                          $109,967,000         $111,903,000
                                                          ============         ============



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.