Form 10-Q/A
period 1996-10-31
VTEL CORP
filed 1996-12-16
CIK 884144

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

                               VTEL Corporation
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                ----------------------------------------------
                                  (Unaudited)

                                                                  For the
                                                            Three Months Ended
                                                                 October 31,
                                                       1996                         1995
Revenues:
  Products                                          $20,962,000                  $18,410,000
  Services and other                                  7,237,000                    1,100,000
                                                    -----------                  -----------
                                                     28,199,000                   19,510,000
                                                    -----------                  -----------

Cost of sales:
  Products                                           11,073,000                    9,169,000
  Services and other                                  4,795,000                      419,000
                                                    -----------                  -----------
                                                     15,868,000                    9,588,000
                                                    -----------                  -----------
  Gross margin                                       12,331,000                    9,922,000
                                                    -----------                  -----------

Selling, general and administrative                   8,867,000                    7,120,000
Research and development                              2,918,000                    2,969,000
Amortization of intangible assets                       240,000                     -
                                                    -----------                  -----------
  Total operating expenses                           12,025,000                   10,089,000
                                                    -----------                  -----------

  Income (loss) from operations                         306,000                     (167,000)
                                                    -----------                  -----------

Other income (expense):
  Interest income                                       609,000                      361,000
  Other                                                  58,000                      (41,000)
                                                    -----------                  -----------
                                                        667,000                      320,000
                                                    -----------                  -----------

Net income before provision
  for income taxes                                      973,000                      153,000

Provision for income taxes                              (19,000)                     (21,000)
                                                    -----------                  -----------
  Net income                                        $   954,000                  $   132,000
                                                    ===========                  ===========

Net income per share                                $      0.07                  $      0.01
                                                    ===========                  ===========

Weighted average shares outstanding                  14,575,000                   13,054,000
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

                               VTEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)


                                                                                  For the
                                                                            Three Months Ended
                                                                                 October 31,
                                                                           1996              1995
Cash flows from operating activities:
  Net income                                                           $   973,000       $   132,000
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                        1,972,000           851,000
    Provision for doubtful accounts                                         35,000             6,000
    Amortization of unearned compensation                                 (206,000)            5,000
    Amortization of deferred gain                                          (24,000)          (24,000)
    Foreign currency translation (gain) loss                               (39,000)           69,000
    (Increase) decrease in accounts receivable                          (7,989,000)        3,108,000
    (Increase) decrease in inventories                                   1,281,000        (2,183,000)
    (Increase) decrease in prepaid expenses and other current asse         356,000          (381,000)
    Increase (decrease) in accounts payable                               (889,000)          908,000
    Increase (decrease) in accrued expenses                               (562,000)          707,000
    Increase (decrease) in deferred revenues                             2,102,000          (127,000)
                                                                       -----------       -----------
      Net cash provided by (used in) operating activities               (2,990,000)        3,071,000
                                                                       -----------       -----------

Cash flows from investing activities:
  Net short-term investment activity                                     7,641,000       (56,573,000)
  Net purchase of property and equipment                                (1,890,000)       (1,767,000)
  (Increase) decrease in other assets                                       59,000          (166,000)
                                                                       -----------       -----------
      Net cash provided by (used in) investing activities                5,810,000       (58,506,000)
                                                                       -----------       -----------

Cash flows from financing activities:
  Principal payments under capital lease obligations                          -               (1,000)
  Net proceeds from issuance of stock                                      563,000        57,590,000
  Purchase of treasury stock                                            (3,742,000)             -
                                                                       -----------       -----------
      Net cash provided by (used in) financing activities               (3,179,000)       57,589,000
                                                                       -----------       -----------

Effect of translation exchange rates on cash                              (112,000)         (106,000)
                                                                       -----------       -----------

Net increase (decrease) in cash and equivalents                           (471,000)        2,048,000

Cash and equivalents at beginning of period                              1,973,000         2,283,000
                                                                       -----------       -----------
Cash and equivalents at end of period                                  $ 1,502,000       $ 4,331,000
                                                                       ===========       ===========







                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                               VTEL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   VTEL Corporation (the "Company") designs, manufactures, markets,services and supports integrated, multi-media videoconferencing systems which operate over private and switched digital communication networks. The Company distributes its systems to a domestic and international marketplace through third parties.

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

   NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of October 31, 1996 and the results of the Company's operations and its cash flows for the three month period ended October 31, 1996. The results for interim periods are not necessarily indicative of results for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) contained in the Company's 1996 Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1996.

   NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                      OCTOBER 31,    JULY 31,
                                         1996          1996

Raw materials                         $ 8,327,000   $ 8,959,000
Work in process                         1,920,000       920,000
Finished goods                          2,855,000     4,508,000
Finished goods held for evaluation        621,000       617,000
                                      -----------   -----------
                                      $13,723,000   $15,004,000
                                      ===========   ===========

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

   NOTE 4 - TREASURY STOCK

   During the fiscal period ended July 31, 1996, the Company adopted a share repurchase program whereby the Company may repurchase shares of its Common Stock in the open market provided that the aggregate purchase price of the shares repurchased does not exceed $8.4 million and the repurchase price for any shares does not exceed $12 per share. The repurchased shares will be issued from time to time to fulfill requirements for the Company's Common Stock under its employee stock plans. During the quarter ended October 31, 1996, the Company repurchased 455,200 shares of its Common Stock for $3,742,000. At October 31, 1996, the Company has 407,848 shares of treasury stock. The Company applies the cost method of accounting for its treasury stock.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following review of the Company's financial position and results of operations for the three month periods ended October 31, 1996 and 1995 should be read in conjunction with the Company's 1996 Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1996.

   In May 1996, the Company changed its fiscal year end from December 31 to July
   31. As such, the quarter ended October 31, 1996 represents the first quarter of the Company's 1997 fiscal year. The comparative information for the quarter ended October 31, 1995 has been restated from the information presented in prior Quarterly Reports on Form 10-Q to conform to the Company's newly adopted fiscal quarters.

   RESULTS OF OPERATIONS

   The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:


                                         FOR THE THREE
                                         MONTHS ENDED
                                          OCTOBER 31,
                                         1996     1995

Revenues                                  100%    100%
Gross margin                               44      51
Selling, general and administrative        31      37
Research and development                   10      15
Total operating expenses                   43      52
Other income, net                           2       2
Net income (loss)                           3%      1%

                 THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

   Revenues. Revenues for the quarter ended October 31, 1996 increased to $28,199,000 from $19,510,000 in the quarter ended October 31, 1995, an increase of $8,689,000 or 45%. The increase in revenues is due to an increase in the number of units sold during the quarter ended October 31, 1996 and additional videoconferencing-related revenues generated during the quarter ended October 31, 1996 by the Company's systems integration and service operations which were acquired in November 1995.

   The following table summarizes the Company's group system unit sales activity:

                                           FOR THE THREE
                                           MONTHS ENDED
                                            OCTOBER 31,
                                            1996   1995

Large group conferencing systems             484    377
Small group conferencing systems             104     75
Multipoint control units                      31     33
                                            ----   ----
       Total units                           619    485
                                            ====   ====

   The increase in sales of the Company's large group conferencing systems during the quarter ended October 31, 1996 in comparison with the quarter ended October 31, 1995 is due to the introduction of the MediaMax-based Leadership Conferencing systems during the fourth calendar quarter of 1995 and the Lynx-based Team Conferencing systems during the second calendar quarter of 1996. Sales of these new products represented almost 80% of large group conferencing revenues for the quarter ended October 31, 1996. The increase in sales of the Company's small group conferencing systems during the quarter ended October 31, 1996 in comparison with the quarter ended October 31, 1995 is due to the introduction of the small group Lynx-based Team Conferencing Model 1000 system during the second calendar quarter of 1996.

   The average selling price for a group system sold in the quarters ended October 31, 1996 and 1995 was approximately $33,000 and $41,000, respectively. The decrease in the average selling price is attributable to the increase in shipments during the quarter ended October 31, 1996 of the Lynx-based Team Conferencing systems which generally carry a lower average selling price than the Company's MediaMax-based products.

   During the first calendar quarter of 1996, the Company introduced its Personal Collaborator videoconferencing kits as part of its desktop system product line. Desktop system products represented 3% and 1% of products sales for the quarters ended October 31, 1996 and 1995, respectively.

   International sales contributed approximately 24% of product revenues for the quarter ended October 31, 1996 as compared to 16% in the quarter ended October 31, 1995.

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

   Gross margin. Gross margin as a percentage of total revenues in the quarter ended October 31, 1996 was 44%, a decrease from the 51% gross margin generated in the quarter ended October 31, 1995. Approximately half of the change in the gross margin percentage relates to the incremental revenues generated by the Company's systems integration and service operations, which were acquired in the fourth calendar quarter of 1995. Revenues from the Company's systems integration and service operations generally carry a lower gross margin than product revenues. The remaining decrease in the gross margin percentage is the result of a shift in the product sales mix such that the Company's higher margin MediaMax-based products declined to approximately 20% of the Company's product revenues during the quarter ended October 31, 1996 as sales of the Company's new products have increased. Price competition in certain of the Company's older products also contributed to lower gross margins in the quarter ended October 31, 1996.

   Although the Company expects gross margins to improve during fiscal 1997, it continues to expect gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products which may carry a lower gross margin. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.

   Selling, general and administrative. Selling, general and administrative expenses increased by $1,747,000 or 25% from $7,120,000 in the quarter ended October 31, 1995 to $8,867,000 in the quarter ended October 31, 1996. Selling, general and administrative expenses as a percentage of revenues were 31% and 36% for the three months ended October 31, 1996 and 1995, respectively. The increase in the amount of these expenses is due to additional investments made by the Company in sales and marketing programs related to new product introductions, incremental expenses required to support the Company's overall revenue growth, and incremental expenses incurred during the quarter ended October 31, 1996 which relate to the Company's systems integration and service operations which were acquired in the fourth calendar quarter of 1995. Selling, general and administrative expenses as a percentage of revenues has declined during the three months ended October 31, 1996 in comparison with the three months ended October 31, 1995 as the Company's sales and marketing programs have caused revenues to increase at a faster rate than the Company's selling, general and administrative expenses have.

   Research and development. Research and development expenses decreased by $51,000, or 2%, from $2,969,000 in the quarter ended October 31, 1995 to $2,918,000 in the quarter ended October 31, 1996. Research and development expenses as a percentage of revenues were 10% and 15% for the three months ended October 31, 1996 and 1995, respectively. Research and development expenses are consistent from the three months ended October 31, 1995 to the three months ended October 31, 1996 as the Company has focused its research and development resources and effort under the Customer Business Unit organization resulting in a more efficient and productive use of research and development resources. Research and development expenses decreased as a percentage of revenues from the quarter ended October 31, 1995 to the quarter ended October 31, 1996 due to the incremental systems integration and service revenues generated in the quarter ended October 31, 1996, which do not carry any related research and development costs.

   Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs. Future research and development expenses will increase as revenues increase. All of the Company's research and development costs and internal software development costs have been expensed as incurred.

   During the third calendar quarter of 1993, the Company entered into a Development and License Agreement ("Development Agreement") with Intel Corporation ("Intel"). As a part of this Development Agreement, Intel agreed to advance the Company $3 million of funds in order to enable the Company to jointly research and develop videoconferencing products with Intel. Of the $3 million advance, $906,000 remains at October 31, 1996 for future development projects. As of October 31, 1996, the Company had no research and development activities in process or planned related to the Development Agreement.

   Other income, net. Other income, net increased by $347,000, or 108%, from $320,000 in the quarter ended October 31, 1995 to $667,000 in the quarter ended October 31, 1996. The increase in other income, net is attributable to higher interest income earned during the quarter ended October 31, 1996 on the Company's cash and investment balances. The cash and investment balances increased as a result of the cash provided by the completion of a secondary offering in the fourth calendar quarter of 1995.

   Net income (loss). The Company generated net income of $954,000, or $.07 per share, during the quarter ended October 31, 1996 compared to net income of $132,000, or $.01 per share, during the quarter ended October 31, 1995. The increase in net income in the quarter ended October 31, 1996 compared to the quarter ended October 31, 1995 was the result of revenues increasing at a faster rate than operating expenses.

   Improvement in the Company's financial performance during the remainder of fiscal year 1997 will depend on the Company's ability to continue to significantly increase revenues through growth in the Company's distribution channels and the successful introduction of its new products, to generate improving gross margins and to control the growth of operating expenses. There can be no assurances that the Company will be successful in achieving these objectives during the remainder of fiscal year 1997.

   LIQUIDITY AND CAPITAL RESOURCES

   At October 31, 1996, the Company had working capital of $62,538,000, including $42,168,000 in cash, cash equivalents and short-term investments. The primary uses of cash during the quarter ended October 31, 1995 were to purchase property and equipment and leasehold improvements and to fund working capital needs required to support the Company's growth. The primary uses of cash during the quarter ended October 31, 1996 were to repurchase shares of the Company's Common Stock under a stock repurchase program (see
   Note 4 to the Condensed Consolidated Financial Statements), to purchase property and equipment and leasehold improvements and to fund working capital needs required to support the Company's growth.

   Cash used in operating activities was $2,990,000 for the quarter ended October 31, 1996, due to an increase in accounts receivable as a result of revenue growth during the quarter and decreases in accounts payable and accrued liabilities, slightly offset by a decrease in inventories. Cash provided by operating activities was $3,071,000 for the quarter ended October 31, 1995, due to a decrease in accounts receivable and increases in accounts payable and accrued liabilities, slightly offset by an increase in inventories.

   Cash flows from investing activities during the quarter ended October 31, 1996 were the result of capital expenditures of $1,890,000 and net investment activity from short-term investments which generated cash of $7,641,000. The Company periodically generates cash from short-term investments, as such investments are utilized from time to time to provide cash needed to support the Company's growth. Cash flows from investing activities during the quarter ended October 31, 1995 were the result of the investment of the proceeds of the Company's secondary offering which netted approximately $57,000,000 to the Company and capital expenditures of $1,767,000. The increase in capital expenditures during the quarters ended October 31, 1996 and 1995 is related to increases in demonstration and support videoconferencing systems acquired to support the Company's growth.

   Cash flows used in financing activities during the quarter ended October 31, 1996 relate to the repurchase of 455,200 shares of the Company's Common Stock for $3,742,000 under a share repurchase program (see Note 4 to the Condensed Consolidated Financial Statements). Cash flows provided by financing activities relate to the completion by the Company of a secondary offering whereby the Company netted approximately $57,000,000 from the sale of 3,000,000 shares of its Common Stock.

   At October 31, 1996, the Company had a $10,000,000 revolving line of credit available with a financial institution. No amounts have been drawn or are outstanding under the line of credit. The Company's principal sources of liquidity at October 31, 1996 consist of $42,168,000 of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from product sales and its revolving line of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

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

   Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's past earnings and stock price has been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant affect on the trading price of the Company's Common Stock in any given period. Also, the Company participates in a highly dynamic industry which often contributes to the volatility of the Company's Common Stock price.


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



                                       VTEL CORPORATION



        December 12, 1996             By:   /s/  Rodney S. Bond
                                          --------------------------------
                                                 Rodney S. Bond
                                              Vice President-Finance
                                            (Chief Financial Officer
                                          and Principal Accounting Officer)