Form 10-Q
period 1997-01-31
VTEL CORP
filed 1997-03-17
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997


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

At February 27, 1997 the registrant had outstanding 14,025,209 shares of its Common Stock, $0.01 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                          JANUARY 31,       JULY 31,
                                                             1997            1996
                                                          (UNAUDITED)
ASSETS
Current assets:
    Cash and equivalents                                 $  1,474,000     $  1,973,000
    Short-term investments                                 41,213,000       48,307,000
    Accounts receivable, net of allowance for doubtful
      accounts of  $274,000 and $203,000 at
      January 31, 1997 and July 31, 1996                   26,913,000       15,585,000
    Inventories                                            10,533,000       15,004,000
    Prepaid expenses and other current assets               1,139,000        1,597,000
                                                       --------------------------------
        Total current assets                               81,272,000       82,466,000

Property and equipment, net                                14,535,000       13,906,000
Intangible assets, net                                     13,248,000       13,730,000
Other assets                                                2,579,000        1,801,000
                                                       ================================
                                                         $111,634,000   $  111,903,000
                                                       ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $  8,157,000     $  9,831,000
    Accrued compensation and benefits                       1,430,000        1,529,000
    Accrued warranty expense                                  606,000          697,000
    Other accrued liabilities                                 789,000        1,544,000
    Research and development advance                          906,000          906,000
    Deferred revenue                                        6,535,000        2,980,000
                                                       --------------------------------
        Total current liabilities                          18,423,000       17,487,000

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 authorized;
      none issued or outstanding                                    -                -
    Common stock, $.01 par value; 25,000,000 authorized;
      14,017,000 and 14,308,000 issued and outstanding at
      January 31, 1997 and July 31, 1996                      140,000          143,000
    Additional paid-in capital                            124,952,000      124,190,000
    Treasury stock                                        (3,351,000)                -
    Accumulated deficit                                  (28,411,000)     (30,068,000)
    Cumulative translation adjustment                         (6,000)          151,000
    Unearned compensation                                   (113,000)                -
                                                       --------------------------------
        Total stockholders' equity                         93,211,000       94,416,000
                                                       --------------------------------
                                                         $111,634,000   $  111,903,000
                                                       ================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                VTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE                         FOR THE
                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JANUARY 31,                     JANUARY 31,
                                                1997            1996           1997            1996

REVENUES:
    Products                                  $ 21,807,000   $ 15,773,000    $ 42,769,000    $ 34,183,000
    Services and other                           7,316,000      8,136,000      14,553,000       9,236,000
                                           ---------------------------------------------------------------
                                                29,123,000     23,909,000      57,322,000      43,419,000
                                           ---------------------------------------------------------------

COST OF SALES:
    Products                                    11,159,000      7,979,000      22,232,000      17,148,000
    Services and other                           5,402,000      5,779,000      10,197,000       6,198,000
                                           ---------------------------------------------------------------
                                                16,561,000     13,758,000      32,429,000      23,346,000
                                           ---------------------------------------------------------------
    Gross margin                                12,562,000     10,151,000      24,893,000      20,073,000
                                           ---------------------------------------------------------------

Selling, general and administrative              9,310,000      7,953,000      18,177,000      15,073,000
Research and development                         2,801,000      3,049,000       5,719,000       6,018,000
Amortization of intangible assets                  240,000        160,000         480,000         160,000
                                           ---------------------------------------------------------------
    Total operating expenses                    12,351,000     11,162,000      24,376,000      21,251,000
                                           ---------------------------------------------------------------

    Income (loss) from operations                  211,000    (1,011,000)         517,000     (1,178,000)
                                           ---------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                589,000        924,000       1,198,000       1,285,000
    Other                                           38,000       (46,000)          96,000        (87,000)
                                           ---------------------------------------------------------------
                                                   627,000        878,000       1,294,000       1,198,000
                                           ---------------------------------------------------------------

Net income (loss) before provision
    for income taxes                               838,000      (133,000)       1,811,000          20,000

Provision for income taxes                        (25,000)        (3,000)        (44,000)        (24,000)
                                           ===============================================================
    Net income (loss)                           $  813,000    $ (136,000)     $ 1,767,000     $   (4,000)
                                           ===============================================================

Net income (loss) per share                     $     0.06    $    (0.01)     $      0.12     $    (0.00)
                                           ===============================================================

Weighted average shares outstanding             14,606,000     14,109,000      14,595,000      12,739,000
                                           ===============================================================

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                VTEL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE
                                                                  SIX MONTHS ENDED
                                                                     JANUARY 31,
                                                                  1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                        $   1,767,000 $    (4,000)
    Adjustments to reconcile net income (loss)
    to net cash from operations:
        Depreciation and amortization                            3,883,000    2,578,000
        Provision for doubtful accounts                             70,000       10,000
        Amortization of unearned compensation                       93,000       10,000
        Amortization of deferred gain                             (64,000)     (48,000)
        Foreign currency translation (gain) loss                  (33,000)      130,000
        (Increase) decrease in accounts receivable            (11,398,000)    1,857,000
        (Increase) decrease in inventories                       4,471,000  (2,371,000)
        (Increase) decrease in prepaid expenses
            and other current assets                               458,000      959,000
        Increase (decrease) in accounts payable                (1,674,000)      924,000
        Increase (decrease) in accrued expenses                  (881,000)      816,000
        Increase in deferred revenues                            3,555,000      172,000
                                                              --------------------------
            Net cash provided by operating activities              247,000    5,033,000
                                                              --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net short-term investment activity                           7,094,000 (46,174,000)
    Net purchase of property and equipment                     (4,030,000)  (4,683,000)
    Purchase of ICS                                                      - (10,557,000)
    (Increase) in other assets                                   (778,000)    (158,000)
                                                              --------------------------
            Net cash provided by (used in) investing             2,286,000 (61,572,000)
            activities                                        --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease obligations                   -      (1,000)
    Net proceeds from issuance of stock                            833,000   57,746,000
    Purchase of treasury stock                                 (3,742,000)            -
                                                              --------------------------
            Net cash provided by (used in) financing           (2,909,000)   57,745,000
            activities                                        --------------------------

Effect of translation exchange rates on cash                     (123,000)    (200,000)
                                                              --------------------------

Net increase (decrease) in cash and equivalents                  (499,000)    1,006,000

Cash and equivalents at beginning of period                      1,973,000    2,283,000
                                                              ==========================
Cash and equivalents at end of period                         $  1,474,000 $  3,289,000
                                                              ==========================

              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                VTEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets, services and supports integrated, multi-media videoconferencing systems which operate over private and switched digital communication networks. The Company distributes its systems to a domestic and international marketplace through third parties.


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

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of January 31, 1997 and the results of the Company's operations and its cash flows for the three and six month periods ended January 31, 1997. The results for interim periods are not necessarily indicative of results for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) contained in the Company's 1996 Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1996.

NOTE 2 - AGREEMENT AND PLAN OF  MERGER AND REORGANIZATION

On January 6, 1997, VTEL, VTEL-Sub, Inc., a Delaware corporation and direct wholly- owned subsidiary of VTEL ("Merger Sub"), and Compression Labs, Incorporated, a Delaware corporation ("CLI"), entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into CLI (the "Merger"), with CLI becoming a direct wholly-owned subsidiary of VTEL. As a result of the Merger, (a) the outstanding shares of CLI's common stock, par value $.001 per share ("CLI Common Stock"), will be converted into the right to receive 0.46 shares of common stock of VTEL, par value $.01 per share ("VTEL Common Stock"), per share of CLI Common Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof), and (b) the outstanding shares of CLI Series C Preferred Stock, par value $.001 per share ("CLI Preferred Stock"), will be converted into the right to receive 3.15 shares of VTEL Common Stock per share of CLI Preferred Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The Merger is conditioned upon, among other things, approval by holders of a majority of VTEL Common Stock, approval by holders of a majority of CLI Common Stock, and upon receipt of certain regulatory and governmental approvals. If the merger is approved as planned, the Company will issue approximately 8.4 million shares to the CLI shareholders, who will own approximately 37.7% of the Company's outstanding shares following the Merger. Simultaneously with their execution and delivery of the Merger Agreement, VTEL and CLI entered into a stock option agreement (the "Stock Option Agreement") pursuant to which CLI granted VTEL the right, upon the terms and subject to the conditions set forth therein, to purchase up to 3,120,500 shares of CLI Common Stock at a price of $4.6575 per share. The Merger is intended to be accounted for as a "pooling-of-interests" under generally accepted accounting principles.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                         JANUARY 31,              JULY 31,
                                                                            1997                   1996

   Raw materials                                                        $  5,920,000          $   8,959,000
   Work in process                                                           422,000                920,000
   Finished goods                                                          3,536,000              4,508,000
   Finished goods held for evaluation                                        655,000                617,000
                                                                         -----------           ------------
                                                                         $10,533,000           $ 15,004,000
                                                                         ===========           ============

Finished   goods  held  for   evaluation   consists  of  completed   multi-media
communication systems used for demonstration and evaluation purposes, which are generally sold during the next 12 months.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Net income  (loss) per share is computed by  dividing  net income  (loss) by the
weighted   average  number  of  common  shares  and  common  share   equivalents
outstanding (if dilutive) during each period.

NOTE 5 - TREASURY STOCK

During the fiscal period ended July 31, 1996, the Company adopted a share repurchase program whereby the Company could repurchase shares of its Common Stock in the open market provided that the aggregate purchase price of the shares repurchased did not exceed $8.4 million and the repurchase price for any shares did not exceed $12 per share. The repurchased shares will be issued from time to time to fulfill requirements for the Company's Common Stock under its employee stock plans. The Company repurchased 455,200 shares of its Common Stock for $3,742,000 under the repurchase program. On February 28, 1997, the Company terminated the stock repurchase program in order to be in compliance with pooling of interests requirements for the pending merger of VTEL and CLI. At January 31, 1997, the Company had 294,445 shares of treasury stock. The Company applies the cost method of accounting for its treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the Company's financial position and results of operations for the three and six month periods ended January 31, 1997 and 1996 should be read in conjunction with the Company's 1996 Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1996.

In May 1996,  the Company  changed its fiscal year end from  December 31 to July
31. As such, the quarter ended January 31, 1997 represents the second quarter of the Company's 1997 fiscal year. The comparative information for the quarter ended January 31, 1996 has been restated from the information presented in prior Quarterly Reports on Form 10-Q to conform to the Company's newly adopted fiscal quarters.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:

                                                           FOR THE THREE                      FOR THE SIX
                                                           MONTHS ENDED                      MONTHS ENDED
                                                            JANUARY 31,                       JANUARY 31,
                                                      1997              1996             1997            1996

      Revenues                                         100%             100%             100%             100%
      Gross margin                                     43                42               43              46
      Selling, general and administrative              32                33               32              35
      Research and development                         10                13               10              14
      Total operating expenses                         42                47               43              49
      Other income, net                                 2                 4                2                3
      Net income (loss)                                 3%               (1)%              3%               0%

              THREE AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996


Revenues. Revenues for the three months ended January 31, 1997 increased to $29,123,000 from $23,909,000 for the three months ended January 31, 1996, an increase of $5,214,000 or 22%. Revenues for the six months ended January 31, 1997 increased to $57,322,000 from $43,419,000 for the six months ended January 31, 1996, an increase of $13,903,000 or 32%. The increase in revenues is due to an increase in the number of units sold during the three and six months ended January 31, 1997 and additional videoconferencing-related revenues generated during the three and six months ended January 31, 1997 by the Company's systems integration and service operations which were acquired in November 1995.


The following table summarizes the Company's group system unit sales activity:

                                                                    FOR THE THREE                   FOR THE SIX
                                                                     MONTHS ENDED                    MONTHS ENDED
                                                                     JANUARY 31,                     JANUARY 31,
                                                                  1997             1996           1997           1996


            Large group conferencing systems                       612             320          1,131            908
            Small group conferencing systems                        53              62            122            133
            Multipoint control units                                28              23             59             52
                                                                   -------------------------------------------------
                   Total units                                     693             405          1,312          1,093
                                                                   =================================================

The increase in sales of the Company's large group conferencing systems during the three and six months ended January 31, 1997 in comparison with the three and six months ended January 31, 1996 is due to the introduction of the MediaMax(TM)-based Leadership Conferencing(TM) systems in December 1995 and the Enterprise Series Architecture (ESA(TM))-based Team Conferencing(TM) systems in February 1996. Sales of these new products represented more than 90% of large group conferencing revenues for the three and six months ended January 31, 1997. The Company has experienced an increase in unit sales of its small group ESA(TM)-based Team Conferencing(TM) Model 1000 system since its introduction in July 1996 and a decrease in unit sales of its small group S-Max(TM) products due to the discontinuance of this product line, resulting in a net decline in unit sales of small group conferencing systems during the three and six months ended January 31, 1997 in comparison with the three and six months ended January 31, 1996.

The average selling price for a group system sold during the three months ended January 31, 1997 was approximately $30,000 compared to $36,000 for the three months ended January 31, 1996. The decrease in the average selling price is attributable to the transition from shipments of the Company's higher margin MediaMax(TM)-based products during the three months ended January 31, 1996 to shipments of the ESA(TM)-based Team Conferencing(TM) systems during the three months ended January 31, 1997, which generally carry a lower average selling price than the MediaMax(TM)-based products.

In February 1996, the Company introduced its Personal Collaborator(TM) videoconferencing kits as part of its desktop system product line. Desktop system products represented 3% of product revenues for the three and six months ended January 31, 1997 and 3% and 2%, respectively, of product sales for the three and six months ended January 31, 1996.

International sales contributed approximately 24% of product revenues for the three and six months ended January 31, 1997 as compared to 21% and 18%, respectively, for the three and six months ended January 31, 1996.


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

Gross margin. Gross margin as a percentage of total revenues for the three months ended January 31, 1997 was 43%, a slight increase from the 42% gross margin generated for the three months ended January 31, 1996. The consistency in the gross margin percentage despite lower average selling prices for the Company's products is the result of lower costs per unit for the Company's newer product lines and higher unit volumes sold, which results in an incremental decrease in the cost per unit of the Company's products as fixed manufacturing costs are spread over a larger number of units produced.

Gross margin as a percentage of total revenues for the six months ended January 31, 1997 was 43%, a decrease from the 46% gross margin generated for the six months ended January 31, 1996. The change in the gross margin percentage relates to the incremental revenues generated by the Company's systems integration and service operations, which were acquired in November 1995. Revenues from the Company's systems integration and service operations generally carry a lower gross margin than product revenues resulting in a lower overall blended gross margin.


Although the Company expects gross margins to improve during fiscal year 1997, it continues to expect gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products which may carry a lower gross margin. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.


Selling, general and administrative. Selling, general and administrative expenses increased by $1,357,000, or 17%, from $7,953,000 for the three months ended January 31, 1996 to $9,310,000 for the three months ended January 31, 1997. Selling, general and administrative expenses increased by $3,104,000, or 21%, from $15,073,000 for the six months ended January 31, 1996 to $18,177,000 for the six months ended January 31, 1997.

Selling, general and administrative expenses as a percentage of revenues were 32% for the three and six months ended January 31, 1997 and were 33% and 35%, respectively, for the three and six months ended January 31, 1996. Selling, general and administrative expenses have remained a consistent percentage of revenues as the Company has managed its growth to ensure that selling, general and administrative expenses do not grow faster than the growth in revenues.

Selling, general and administrative expenses as a percentage of revenues have declined during the six months ended January 31, 1997 in comparison with the six months ended January 31, 1996 as the Company's sales and marketing programs have caused revenues to increase at a faster rate than the Company's selling, general and administrative expenses have during these periods.

Research and development. Research and development expenses decreased by $248,000, or 8%, from $3,049,000 for the three months ended January 31, 1996 to $2,801,000 for the three months ended January 31, 1997. Research and development expenses decreased by $299,000, or 5%, from $6,018,000 for the six months ended January 31, 1996 to $5,719,000 for the six months ended January 31, 1997. Research and development expenses have remained substantially consistent during these periods as the Company has focused its research and development resources and effort under the Customer Business Unit organization allowing a more efficient and productive use of research and development resources.

Research and development expenses as a percentage of revenues were 10% for the three and six months ended January 31, 1997 and were 13% and 14%, respectively, for the three and six months ended January 31, 1996. Research and development expenses decreased as a percentage of revenues from the three and six months ended January 31, 1996 to the three and six months ended January 31, 1997 due to the incremental systems integration and service revenues generated subsequent to the acquisition of the systems integration and service operations in November 1995, which do not carry any related research and development costs.

Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs. Future research and development expenses are anticipated to increase as revenues increase. All of the Company's research and development costs and internal software development costs have been expensed as incurred.

Other income, net. Other income, net decreased by $251,000, or 29%, from $878,000 for the three months ended January 31, 1996 to $627,000 for the three months ended January 31, 1997. Other income, net increased by $96,000, or 8%, from $1,198,000 for the six months ended January 31, 1996 to $1,294,000 for the six months ended January 31, 1997. The decrease in other income, net from the three months ended January 31, 1996 to the three months ended January 31, 1997 is due to the decrease in interest income earned as a result of lower cash and investment balances maintained by the Company during the three months ended January 31, 1997. The increase in other income, net from the six months ended January 31, 1996 to the six months ended January 31, 1997 is due to the Company generating foreign currency exchange gains during the six months ended Janaury 31, 1997 compared with foreign currency exchange losses incurred during the six months ended January 31, 1996, slightly offset by less interest income earned on lower cash and investment balances during the six months ended January 31, 1997.

Net income (loss). The Company generated net income of $813,000, or $.06 per share, during the three months ended January 31, 1997 compared to a net loss of $136,000, or $.01 per share, for the three months ended January 31, 1996. The Company generated net income of $1,767,000, or $.12 per share, during the six months ended January 31, 1997 compared to a net loss of $4,000, or $.00 per share, for the six months ended January 31, 1996.

The increase in net income for the three and six months ended January 31, 1997 compared to the three and six months ended January 31, 1996 was the result of revenues increasing at a faster rate than operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company had working capital of $62,849,000, including $42,687,000 in cash, cash equivalents and short-term investments. The primary uses of cash during the six months ended January 31, 1997 were to repurchase shares of the Company's Common Stock under a stock repurchase program (see Note 5 to the Condensed Consolidated Financial Statements), to purchase property and equipment and leasehold improvements and to fund working capital needs required to support the Company's growth. The primary uses of cash during the six months ended January 31, 1996 were to purchase the Integrated Communications Systems
(ICS) group from Peirce-Phelps, Inc., to purchase property and equipment and leasehold improvements, to fund working capital needs required to support the Company's growth and to invest the proceeds from the sale of the Company's Common Stock in a secondary offering completed in October 1995.

Cash provided by operating activities was $247,000 for the six months ended January 31, 1997, as a result of a decrease in inventories and an increase in deferred revenues, offset by an increase in accounts receivable and a decrease in accounts payable. Cash provided by operating activities was $5,033,000 for the six months ended January 31, 1996, as a result of a decrease in accounts receivable and prepaid expenses and other current assets and an increase in accounts payable, accrued expenses and deferred revenues, offset by an increase in inventories.

Cash flows from investing activities during the six months ended January 31, 1997 were primarily the result of capital expenditures of $4,030,000 and net investment redemption activity of short-term investments which provided cash of $7,094,000. The Company periodically utilizes cash from short-term investments to provide cash needed to support the Company's growth. Cash flows from investing activities during the six months ended January 31, 1996 were primarily the result of the investment of the proceeds of the Company's secondary offering which netted approximately $57,000,000 to the Company, capital expenditures of $4,683,000 and the purchase of the ICS group from Peirce-Phelps, Inc. requiring the payment of approximately $10,557,000 in cash.

Cash flows used in financing activities during the six months ended January 31, 1997 relate to the repurchase of 455,200 shares of the Company's Common Stock for $3,742,000 under a share repurchase program (see Note 5 to the Condensed Consolidated Financial Statements). Cash flows provided by financing activities for the six months ended January 31, 1996 relate to the completion by the Company of a secondary offering whereby the Company netted approximately $57,000,000 from the sale of 3,000,000 shares of its Common Stock.

At January 31, 1997, the Company had a $10,000,000 revolving line of credit available with a financial institution. No amounts have been drawn or are outstanding under the line of credit. The Company's principal sources of liquidity at January 31, 1997 consist of $42,687,000 of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from product sales and its revolving line of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

AGREEMENT AND PLAN OF  MERGER AND REORGANIZATION

On January 6, 1997, VTEL Corporation, VTEL-Sub, Inc., a Delaware corporation and direct wholly- owned subsidiary of VTEL ("Merger Sub"), and Compression Labs, Incorporated, a Delaware corporation ("CLI"), entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into CLI (the "Merger"), with CLI becoming a direct wholly-owned subsidiary of VTEL. As a result of the Merger, (a) the outstanding shares of CLI's common stock, par value $.001 per share ("CLI Common Stock"), will be converted into the right to receive 0.46 shares of common stock of VTEL, par value $.01 per share ("VTEL Common Stock"), per share of CLI Common Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof), and (b) the outstanding shares of CLI Series C Preferred Stock, par value $.001 per share ("CLI Preferred Stock"), will be converted into the right to receive 3.15 shares of VTEL Common Stock per share of CLI Preferred Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The Merger is conditioned upon, among other things, approval by holders of a majority of VTEL Common Stock, approval by holders of a majority of CLI Common Stock, and upon receipt of certain regulatory and governmental approvals. If the merger is approved as planned, the Company will issue approximately 8.4 million shares to the CLI shareholders, who will own approximately 37.7% of the Company's outstanding shares following the Merger. Simultaneously with their execution and delivery of the Merger Agreement, VTEL and CLI entered into a stock option agreement (the "Stock Option Agreement") pursuant to which CLI granted VTEL the right, upon the terms and subject to the conditions set forth therein, to purchase up to 3,120,500 shares of CLI Common Stock at a price of $4.6575 per share. The Merger is intended to be accounted for as a "pooling-of-interests" under generally accepted accounting principles.

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

The integration of operations following the Merger will require the dedication of management resources which will temporarily detract from attention to the day-to-day business of the combined company. The difficulties of integration may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. Following the Merger, VTEL intends to seek to reduce expenses by the elimination of duplicative or unnecessary facilities, employees, marketing programs and other expenses. Subsequent to such reductions, VTEL intends to reinvest much of these cost savings in programs aligned with its current strategic initiatives. There can be no assurance that VTEL will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. Such effects could materially reduce the earnings of the combined company. Following the Merger, VTEL also intends to seek to sell to CLI customers VTEL products that have higher gross profit margins than the CLI products currently being purchased by such customers. There can be no assurance that this effort at product transition or that the integration of the product lines of the two companies will not have material adverse effects on results of operations. Subsequent to the Merger, VTEL expects to incur a charge in the quarter ending July 31, 1997, currently estimated to be in the range of $15 million to $25 million, to reflect the combination of the two companies, including the elimination of duplicate facilities, severance costs relating to employee terminations, the write-off of certain intangibles, property and equipment, receivables and inventories, discharge of contingent liabilities and payment of transaction costs. This amount is a preliminary estimate only and is therefore subject to change. In addition, there can be no assurance that VTEL will not incur additional charges in subsequent quarters to reflect costs associated with the Merger.

There can be no assurance that the present and potential customers of VTEL and CLI will continue their current buying patterns without regard to the Merger, and any significant delay or reduction in orders could have an adverse effect on the near-term business and results of operations of the combined company.

As a result of the Merger, it is anticipated that VTEL will issue  approximately
8.4 million VTEL Common Shares. In general, these shares will be freely tradable following the Merger, subject to certain resale restrictions for affiliates of CLI or VTEL pursuant to Rules 144 or 145 under the Securities Act. An aggregate of approximately 1.1 million of the shares issued in the Merger will be beneficially owned by affiliates of CLI and therefore, subject to resale restrictions. However, VTEL has agreed to provide certain registration rights to the holders of such shares. The sale of a significant number of the foregoing shares may cause substantial fluctuations in the price of VTEL Common Shares over short time periods.


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


Further, this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties that could cause actual results to differ materially from those reflected in those forward-looking statements, including the risks discussed above under "General" and elsewhere herein.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On January 22, 1997, Datapoint Corporation ("Datapoint") initiated a lawsuit against VTEL and CLI in the Supreme Court for the County of New York alleging, among other things, that on December 30, 1996 CLI agreed to settle Datapoint's patent infringement action pending against CLI in the United States District Court for the Northern District of Texas in exchange for a payment and a license of Datapoint patented technology to CLI. Although no settlement agreement or license agreement was entered into and CLI denies it ever agreed to settle the pending patent infringement action, Datapoint maintains it reasonably expected that a settlement agreement and license agreement would be entered into with CLI and maintains that VTEL has willfully and intentionally interfered and prevented Datapoint from obtaining the settlement and license that Datapoint sought.
Datapoint also asserts that VTEL's actions amounted to a prima facie tort. Datapoint seeks from VTEL an amount equal to the benefit that it would have recieved from CLI under the alleged settlement and license and punitive damages of at least $3 million.

Datapoint also has asserted a cause of action against CLI for fraud based on allegations that it was deceived by misrepresentations made by CLI in connection with the alleged settlement and license negotiations. Specifically, Datapoint maintains that it would not have agreed to the terms of the alleged license agreement covering its patented technology had it known of the Merger, since VTEL's license from Datapoint of the same technology would preclude Datapoint from obtaining future royalties from CLI on sales of products that allegedly infringed Datapoint's patent. Datapoint seeks unspecified money damages from CLI based on the alleged fraud and additional punitive damages of $3 million.

CLI maintains that it never agreed to settle the pending infringement action and therefore, there was not any agreement. Because no agreements were ever entered into, VTEL maintains that it cannot be liable for allegedly interfering with a non-existent agreement, or in any case agreements whose existence were unknown to VTEL. Because no agreements were ever entered into, CLI maintains that it cannot be liable for defrauding Datapoint in entering into a non-existent license agreement. VTEL and CLI have removed the action to the United States District Court for the Southern District of New York and intend to vigorously defend the claims.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         2.1 - Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI (incorporated by reference to the Exhibit 1 of VTEL's Report on Form 8-K dated January 6, 1997).

         27.1 - Financial Data Schedule (filed electronically only).

         (b)   Reports on Form 8-K

         The following Reports on Form 8-K have been filed:

         EVENT REPORTED                                          DATE OF REPORT

         Agreement and Plan of Merger and Reorganization         January 6, 1997



                                      * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VTEL CORPORATION



         March 12, 1996              By: /s/Rodney S. Bond
                                        -------------------------
                                         Rodney S. Bond
                                         Vice President-Finance
                                         (Chief Financial Officer
                                         and Principal Accounting Officer)