Form 10-Q
period 1997-04-30
VTEL CORP
filed 1997-06-13
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997


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

At June 1, 1997 the registrant had outstanding 22,759,592 shares of its Common Stock, $0.01 par value.

                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          VTEL CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        APRIL 30,         July 31,
                                                                          1997             1996
                                                                              (UNAUDITED)
                                                                     --------------------------------
ASSETS

Current assets:
    Cash and equivalents                                            $    1,200,000   $      1,973,000
    Short-term investments                                              37,730,000         48,307,000
    Accounts receivable, net of allowance for doubtful
      accounts of  $285,000 and $203,000 at
      April 30, 1997 and July 31, 1996                                  27,066,000         15,585,000
    Inventories                                                         14,128,000         15,004,000
    Prepaid expenses and other current assets                            1,070,000          1,597,000
                                                                       -----------        -----------
        Total current assets                                            81,194,000         82,466,000
Property and equipment, net                                             15,290,000         13,906,000
Intangible assets, net                                                  13,008,000         13,730,000
Other assets                                                             3,351,000          1,801,000
                                                                       -----------        -----------
                                                                      $112,843,000     $  111,903,000
                                                                      ============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    8,375,000   $      9,831,000
    Accrued compensation and benefits                                    1,639,000          1,529,000
    Other accrued liabilities                                            1,042,000          2,241,000
    Research and development advance                                       901,000            906,000
    Deferred revenue                                                     6,888,000          2,980,000
                                                                       -----------        -----------
        Total current liabilities                                       18,845,000         17,487,000

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 authorized;
      none issued or outstanding                                                 -                  -
    Common stock, $.01 par value; 25,000,000 authorized;
      14,072,000 and 14,308,000 issued and outstanding at
      April 30, 1997 and July 31, 1996                                     141,000            143,000
    Additional paid-in capital                                         124,587,000        124,190,000
    Treasury stock                                                      (1,928,000)                 -
    Accumulated deficit                                                (28,670,000)       (30,068,000)
    Cumulative translation adjustment                                      (37,000)           151,000
    Unearned compensation                                                  (95,000)                 -
                                                                       -----------        -----------
        Total stockholders' equity                                      93,998,000         94,416,000
                                                                       -----------        -----------
                                                                      $112,843,000     $  111,903,000
                                                                      ============     ==============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                VTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE                          FOR THE
                                                     THREE MONTHS                     NINE MONTHS
                                                         ENDED                            ENDED
                                                       APRIL 30,                        APRIL 30,
                                                 1997            1996            1997             1996
                                             ----------------------------------------------------------------
REVENUES:

    Products                                 $   19,916,000   $  16,118,000  $   62,685,000    $   50,301,000
    Services and other                            5,784,000       6,983,000      20,337,000        16,219,000
                                             --------------   -------------  --------------    --------------
                                                 25,700,000      23,101,000      83,022,000        66,520,000
                                             --------------   -------------  --------------    --------------
COST OF SALES:

    Products                                      9,022,000       8,794,000      31,254,000        25,942,000
    Services and other                            4,345,000       5,140,000      14,542,000        11,338,000
                                             --------------   -------------  --------------    --------------
                                                 13,367,000      13,934,000      45,796,000        37,280,000
                                             --------------   -------------  --------------    --------------
    Gross margin                                 12,333,000       9,167,000      37,226,000        29,240,000
                                             --------------   -------------  --------------    --------------

Selling, general and administrative               9,427,000       8,956,000      27,604,000        24,029,000
Research and development                          2,826,000       3,806,000       8,545,000         9,824,000
Amortization of intangible assets                   240,000         240,000         720,000           400,000
                                             --------------   -------------  --------------    --------------
    Total operating expenses                     12,493,000      13,002,000      36,869,000        34,253,000
                                             --------------   -------------  --------------    --------------

    Income (loss) from operations                  (160,000)     (3,835,000)        357,000        (5,013,000)
                                             --------------   -------------  --------------    --------------
OTHER INCOME (EXPENSE):

    Interest income                                 558,000         877,000       1,756,000         2,162,000
    Other                                            38,000         184,000         134,000            97,000
                                             --------------   -------------  --------------    --------------
                                                    596,000       1,061,000       1,890,000         2,259,000
                                             --------------   -------------  --------------    --------------
Net income (loss) before provision
    for income taxes                                436,000      (2,774,000)      2,247,000        (2,754,000)

Provision for income taxes                                -           3,000         (44,000)          (21,000)
                                             --------------   -------------  --------------    --------------
    Net income (loss)                       $       436,000  $   (2,771,000) $    2,203,000  $     (2,775,000)
                                            ===============  ==============  =============== ================

Net income (loss) per share                 $          0.03  $        (0.19) $         0.15  $          (0.21)
                                            ===============  ==============  =============== ================

Weighted average shares outstanding              14,453,000      14,221,000      14,552,000        13,235,000
                                            ===============  ==============  =============== ================

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                       VTEL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)

                                                                           FOR THE
                                                                      NINE MONTHS ENDED
                                                                          APRIL 30,
                                                                    1997             1996
                                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $ 2,203,000    $(2,775,000)
     Adjustments to reconcile net income (loss)
     to net cash from operations:
          Depreciation and amortization                            5,683,000      4,320,000
          Provision for doubtful accounts                             80,000         25,000
          Amortization of unearned compensation                      111,000         10,000
          Amortization of deferred gain                              (80,000)       (72,000)
          Foreign currency translation (gain) loss                   (65,000)       (25,000)
          (Increase) in accounts receivable                      (11,561,000)    (1,736,000)
          (Increase) decrease in inventories                         876,000     (1,751,000)
          Decrease in prepaid expenses and other current assets      527,000      1,096,000
          Increase (decrease) in accounts payable                 (1,456,000)     2,098,000
          Increase (decrease) in accrued expenses                 (1,014,000)       396,000
          Increase in deferred revenues                            3,908,000        299,000
                                                                  ----------    -----------
             Net cash provided by (used in) operating activities    (788,000)     1,885,000
                                                                  ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net short-term investment activity                           10,577,000    (40,015,000)
     Net purchase of property and equipment                       (6,345,000)    (7,938,000)
     Purchase of ICS                                                       -    (10,557,000)
     (Increase) in other assets                                   (1,550,000)      (174,000)
                                                                 -----------    -----------
             Net cash provided by (used in) investing activities   2,682,000    (58,684,000)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                    -         (1,000)
     Net proceeds from issuance of stock                           1,197,000     57,861,000
     Purchase of treasury stock                                   (3,742,000)             -
                                                                 -----------    -----------
             Net cash provided by (used in) financing activities  (2,545,000)    57,860,000
                                                                 -----------    -----------

Effect of translation exchange rates on cash                        (122,000)      (217,000)
                                                                 -----------    -----------

Net increase (decrease) in cash and equivalents                     (773,000)       844,000

Cash and equivalents at beginning of period                        1,973,000      2,283,000
                                                                 -----------    -----------
Cash and equivalents at end of period                            $ 1,200,000    $ 3,127,000
                                                                 ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                VTEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

VTEL Corporation ("VTEL" or the "Company") designs, manufactures, and markets, services and supports integrated, multi-media videoconferencing systems which operate over private and switched digital communication networks. The Company distributes its systems to a domestic and international marketplace through third parties.

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

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of April 30, 1997 and the results of the Company's operations and its cash flows for the three and nine month periods ended April 30, 1997. The results for interim periods are not necessarily indicative of results for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) contained in the Company's 1996 Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1996.

NOTE 2 - AGREEMENT AND PLAN OF  MERGER AND REORGANIZATION

On May 23, 1997, shareholders of VTEL and Compression Labs, Incorporated, a Delaware corporation ("CLI"), approved the merger (the "Merger") of VTEL-Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of VTEL ("Merger Sub"), with and into CLI, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), with CLI becoming a direct wholly owned subsidiary of VTEL. As a result of the Merger, (a) the outstanding shares of CLI's common stock, par value $.001 per share ("CLI Common Stock"), were converted into 0.46 shares of common stock of VTEL, par value $.01 per share ("VTEL Common Stock"), per share of CLI Common Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof), and (b) the outstanding shares of CLI Series C Preferred Stock, par value $.001 per share ("CLI Preferred Stock"), were converted into the right to receive 3.15 shares of VTEL Common Stock per share of CLI Preferred Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The Merger
Agreement received approval by holders of a majority of the issued and outstanding shares of CLI Common Stock, and a majority of the votes cast by holders of VTEL Common Stock voted in favor of the Merger, and the Merger received certain regulatory and governmental approvals. The Merger will be accounted for as a pooling of interests.

The following unaudited pro forma condensed combined financial information gives effect to the Merger by combining the results of operations of VTEL and CLI for the three and nine months ended April 30, 1997 as if the proposed Merger had occurred as of the beginning of these periods. The unaudited pro forma condensed combined financial information is subject to the assumptions, estimates and adjustments in the accompanying footnotes to the pro forma condensed combined financial information, and such information is not necessarily indicative of the results of operations that would have occurred had the Merger been consummated on the date for which the pro forma condensed combined financial information is being presented.

                                                         FOR THE THREE MONTHS ENDED APRIL 30, 1997
                                                                                                       PRO FORMA
                                              VTEL                CLI             ADJUSTMENTS           COMBINED

Revenues                                $  25,700,000      $   18,400,000                          $    44,100,000
Net income (loss) from
  continuing operations                 $     436,000      $   (4,276,000)                         $    (3,840,000)
Net income (loss) per share
  from continuing operations            $        0.03      $        (0.27)                         $         (0.18)
Weighted average shares
  outstanding                              14,453,000          15,892,000           (8,582) (a)         21,349,000
                                                                                      (414) (b)

                                                          FOR THE NINE MONTHS ENDED APRIL 30, 1997
                                                                                                       PRO FORMA
                                              VTEL                CLI             ADJUSTMENTS           COMBINED

Revenues                                $  83,022,000      $    61,047,000                        $   144,069,000
Net income (loss) from
  continuing operations                 $   2,203,000      $   (13,783,000)                       $   (11,580,000)
Net income (loss) per share
  from continuing operations            $        0.15      $         (0.87)                       $         (0.54)
Weighted average shares
  outstanding                              14,552,000           15,845,000          (8,556) (a)        21,290,000
                                                                                      (551) (b)

-----------------
(a) Net income (loss) per share amounts are based on the average number of common shares of the combined companies outstanding during each period. Shares of CLI have been adjusted to the equivalent shares of VTEL for each period based on the exchange ratios provided by the Merger Agreement.

(b) The pro forma adjustment to weighted average shares outstanding represents the elimination of common share equivalents in VTEL's calculation of weighted average shares outstanding since a pro forma net loss is reflected on a combined basis and such common share equivalents would be anti-dilutive if not excluded from the calculation of pro forma earnings per share.

Note 3 - INVENTORIES

Inventories consist of the following:

                                                                          APRIL 30,               JULY 31,
                                                                            1997                   1996

   Raw materials                                                        $  7,658,000          $   8,959,000
   Work in process                                                           971,000                920,000
   Finished goods                                                          4,463,000              4,508,000
   Finished goods held for evaluation                                      1,036,000                617,000
                                                                         -----------           ------------
                                                                         $14,128,000           $ 15,004,000
                                                                         ===========           ============

Finished   goods  held  for   evaluation   consists  of  completed   multi-media
conferencing systems used for demonstration and evaluation purposes, which are generally sold during the next 12 months.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Net income  (loss) per share is computed by  dividing  net income  (loss) by the
weighted   average  number  of  common  shares  and  common  share   equivalents
outstanding (if dilutive) during each period.

NOTE 5 - TREASURY STOCK

During the fiscal period ended July 31, 1996, the Company adopted a share repurchase program whereby the Company could repurchase shares of its Common Stock in the open market provided that the aggregate purchase price of the shares repurchased did not exceed $8.4 million and the repurchase price for any shares did not exceed $12 per share. The repurchased shares will be issued from time to time to fulfill requirements for the Company's Common Stock under its employee stock plans. The Company repurchased 455,200 shares of its Common Stock for $3,742,000 under the repurchase program. On February 28, 1997, the Company terminated the stock repurchase program in order to be in compliance with pooling of interests requirements for the pending merger of VTEL and CLI. At April 30, 1997, the Company had 239,359 shares of treasury stock. The Company applies the cost method of accounting for its treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the Company's financial position and results of operations for the three and nine month periods ended April 30, 1997 and 1996 should be read in conjunction with the Company's 1996 Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1996.

In May 1996,  the Company  changed its fiscal year end from  December 31 to July
31. As such, the quarter ended April 30, 1997 represents the third quarter of the Company's 1997 fiscal year. The comparative information for the quarter ended April 30, 1997 has been restated from the information presented in prior Quarterly Reports on Form 10-Q to conform to the Company's newly adopted fiscal quarters.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:

                                                           FOR THE THREE                     FOR THE NINE
                                                           MONTHS ENDED                      MONTHS ENDED
                                                             APRIL 30,                         APRIL 30,
                                                      1997              1996             1997            1996

      Revenues                                        100%             100%             100%             100%
      Gross margin                                     48                40               45              44
      Selling, general and administrative              37                39               33              36
      Research and development                         11                16               10              15
      Total operating expenses                         49                56               44              51
      Other income, net                                 2                 5                2               3
      Net income (loss)                                 2%              (12)%              3%             (4)%

               THREE AND NINE MONTHS ENDED APRIL 30, 1997 AND 1996

Revenues. Revenues for the three months ended April 30, 1997 increased to $25,700,000 from $23,101,000 for the three months ended April 30, 1996, an increase of $2,599,000 or 11%. Revenues for the nine months ended April 30, 1997 increased to $83,022,000 from $66,520,000 for the nine months ended April 30, 1996, an increase of $16,502,000 or 25%. The increase in revenues is due to an increase in the number of units sold during the three and nine months ended April 30, 1997 primarily as a result of new product introductions. The increase in product revenues during the three and nine months ended April 30, 1997 was partially offset by a decrease in service revenues as a result of a decline in the company's integration business which is expected to recover to prior levels experienced by the Company.

The following table summarizes the Company's group system unit sales activity:

                                                                    FOR THE THREE                   FOR THE NINE
                                                                     MONTHS ENDED                    MONTHS ENDED
                                                                       APRIL 30,                       APRIL 30,
                                                                 1997             1996           1997           1996

            Large group conferencing systems                       480             353          1,611          1,037
            Small group conferencing systems                        62              29            184            171
            Multipoint control units                                21              23             80             75
                                                                 -----          ------         ------         ------
                   Total units                                     563             405          1,875          1,283
                                                                 -----          ------         ------         ------

The increase in sales of the Company's large group conferencing systems during the three and nine months ended April 30, 1997 in comparison with the three and nine months ended April 30, 1996 is due to the introduction of the Enterprise Series Architecture (ESA(TM))-based Team Conferencing(TM) systems in February 1996 and the ESA(TM)-based Leadership Conferencing(TM) systems in January 1997. Sales of these new products represented more than 80% of large group conferencing revenues for the three and nine months ended April 30, 1997. The Company has experienced an increase in unit sales of its small group ESA(TM)-based Team Conferencing(TM) Model 1000 system since its introduction in July 1996 resulting in a net increase in unit sales of small group conferencing systems during the three and nine months ended April 30, 1997 in comparison with the three and nine months ended April 30, 1996.

The average selling price for a group system sold during the three months ended April 30, 1997 was approximately $37,000 compared to $38,000 for the three months ended April 30, 1996. Average selling prices for a group system increased during the three months ended April 30, 1997 from $31,000 in the prior quarter due to market acceptance of the ESA(TM)-based Leadership Conferencing(TM) system, the LC 5000, which carries a higher average selling price.

In February 1996, the Company introduced its Personal Collaborator(TM) videoconferencing kits as part of its desktop system product line. Desktop system products represented 2% of product revenues for the three and nine months ended April 30, 1997 and 5% and 3%, respectively, of product sales for the three and nine months ended April 30, 1996.

International sales contributed approximately 22% and 23%, respectively, of product revenues for the three and nine months ended April 30, 1997 as compared to 20% and 18%, respectively, for the three and nine months ended April 30, 1996.

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

The integration of operations following the Merger will require the dedication of management resources which will temporarily detract from attention to the day-to-day business of the combined company. The focus of management resources on merger-related issues could have an adverse effect on revenues. Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Gross margin. Gross margin as a percentage of total revenues for the three months ended April 30, 1997 was 48%, an increase from the 40% gross margin generated for the three months ended April 30, 1996. Gross margin as a percentage of total revenues for the nine months ended April 30, 1997 was 45%, an increase from the 44% gross margin generated for the nine months ended April 30, 1996. The increase in the gross margin percentage is the result of lower costs per unit for the Company's newer product lines and higher unit volumes sold, which results in an incremental decrease in the cost per unit of the Company's products as fixed manufacturing costs are spread over a larger number of units produced. Also, the Company has experienced a shift in the product sales mix towards higher margin products.

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

Selling,  general  and  administrative.   Selling,  general  and  administrative
expenses increased by $471,000, or 5%, from $8,956,000 for the three months ended April 30, 1996 to $9,427,000 for the three months ended April 30, 1997. Selling, general and administrative expenses increased by $3,575,000, or 15%, from $24,029,000 for the nine months ended April 30, 1996 to $27,604,000 for the nine months ended April 30, 1997.

Selling, general and administrative expenses as a percentage of revenues were 37% and 33%, respectively, for the three and nine months ended April 30, 1997 and were 39% and 36%, respectively, for the three and nine months ended April 30, 1996. Selling, general and administrative expenses have decreased as a percentage of revenues during the three and nine months ended April 30, 1997 in comparison with the three and nine months ended April 30, 1996 as the Company has managed its growth and implemented sales and marketing programs to cause revenues to increase at a faster rate than the Company's selling, general and administrative expenses have increased during these periods.

Research and development. Research and development expenses decreased by $980,000, or 26%, from $3,806,000 for the three months ended April 30, 1996 to $2,826,000 for the three months ended April 30, 1997. Research and development expenses decreased by $1,279,000, or 13%, from $9,824,000 for the nine months ended April 30, 1996 to $8,545,000 for the nine months ended April 30, 1997. Research and development expenses have decreased during these periods as the Company has focused its research and development resources and effort under the Customer Business Unit organization allowing a more efficient and productive use of research and development resources.

Research and development expenses as a percentage of revenues were 11% and 10%, respectively, for the three and nine months ended April 30, 1997 and were 16% and 15%, respectively, for the three and nine months ended April 30, 1996. Research and development expenses decreased as a percentage of revenues from the three and nine months ended April 30, 1996 to the three and nine months ended April 30, 1997 due to the incremental systems integration and service revenues generated subsequent to the acquisition of the systems integration and service operations in November 1995, which do not carry any related research and development costs. Additionally, research and development expenses as a percentage of revenues have decreased as revenues have increased while research and development expenses have declined.

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

Other income, net. Other income, net decreased by $465,000, or 44%, from $1,061,000 for the three months ended April 30, 1996 to $596,000 for the three months ended April 30, 1997. Other income, net decreased by $369,000, or 16%, from $2,259,000 for the nine months ended April 30, 1996 to $1,890,000 for the nine months ended April 30, 1997. The decrease in other income, net from the three and nine months ended April 30, 1996 to the three and nine months ended April 30, 1997 is due to the decrease in interest income earned as a result of lower cash and investment balances maintained by the Company during the three and nine months ended April 30, 1997.

Net income (loss). The Company generated net income of $436,000, or $.03 per share, during the three months ended April 30, 1997 compared to a net loss of $2,771,000, or $.019 per share, for the three months ended April 30, 1996. The Company generated net income of $2,203,000, or $.15 per share, during the nine months ended April 30, 1997 compared to a net loss of $2,775,000, or $.21 per share, for the nine months ended April 30, 1996.

The increase in net income for the three and nine months ended April 30, 1997 compared to the three and nine months ended April 30, 1996 was the result of revenues increasing at a faster rate than operating expenses and improvements in the Company's gross margins.

On May 23, 1997, shareholders of VTEL and Compression Labs, Incorporated, a Delaware corporation ("CLI"), approved the merger (the "Merger") of VTEL-Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of VTEL ("Merger Sub"), with and into CLI, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), with CLI becoming a direct wholly owned subsidiary of VTEL. As a result of the Merger, (a) the outstanding shares of CLI's common stock, par value $.001 per share ("CLI Common Stock"), were converted into 0.46 shares of common stock of VTEL, par value $.01 per share ("VTEL Common Stock"), per share of CLI Common Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof), and (b) the outstanding shares of CLI Series C Preferred Stock, par value $.001 per share ("CLI Preferred Stock"), were converted into the right to receive 3.15 shares of VTEL Common Stock, per share of CLI Preferred Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The Merger Agreement received approval by holders of a majority of the issued and outstanding shares of CLI Common Stock, and a majority of the votes cast by holders of VTEL Common Stock voted in favor of the Merger, and the Merger received certain regulatory and governmental approvals. The Merger will be accounted for as a pooling of interests.

The following unaudited pro forma condensed combined financial information gives effect to the Merger by combining the results of operations of VTEL and CLI for the three and nine months ended April 30, 1997 as if the proposed Merger had occurred as of the beginning of these periods. The unaudited pro forma condensed combined financial information is subject to the assumptions, estimates and adjustments in the accompanying footnotes to the pro forma condensed combined financial information, and such information is not necessarily indicative of the results of operations that would have occurred had the Merger been consummated on the date for which the pro forma condensed combined financial information is being presented.

                                                         FOR THE THREE MONTHS ENDED APRIL 30, 1997
                                                                                                       PRO FORMA
                                              VTEL                CLI             ADJUSTMENTS           COMBINED

Revenues                                $  25,700,000      $   18,400,000                          $    44,100,000
Net income (loss) from
  continuing operations                 $     436,000      $   (4,276,000)                         $    (3,840,000)
Net income (loss) per share
  from continuing operations            $        0.03      $        (0.27)                         $         (0.18)
Weighted average shares
  outstanding                              14,453,000          15,892,000           (8,582) (a)         21,349,000
                                                                                      (414) (b)

                                                          FOR THE NINE MONTHS ENDED APRIL 30, 1997
                                                                                                       PRO FORMA
                                              VTEL                CLI             ADJUSTMENTS           COMBINED

Revenues                                $  83,022,000      $    61,047,000                        $  144,069,000
Net income (loss) from
  continuing operations                 $   2,203,000      $   (13,783,000)                       $  (11,580,000)
Net income (loss) per share
  from continuing operations            $        0.15      $         (0.87)                       $        (0.54)
Weighted average shares
  outstanding                              14,552,000           15,845,000          (8,556) (a)       21,290,000
                                                                                      (551) (b)

-----------------
(a) Net income (loss) per share amounts are based on the average number of common shares of the combined companies outstanding during each period. Shares of CLI have been adjusted to the equivalent shares of VTEL for each period based on the exchange ratios provided by the Merger Agreement.

(b) The pro forma adjustment to weighted average shares outstanding represents the elimination of common share equivalents in VTEL's calculation of weighted average shares outstanding since a pro forma net loss is reflected on a combined basis and such common share equivalents would be anti-dilutive if not excluded from the calculation of pro forma earnings per share.

The integration of operations following the Merger will require the dedication of management resources which will temporarily detract from attention to the day-to-day business of the combined company. The difficulties of integration may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. Following the Merger, VTEL intends to seek to reduce expenses by the elimination of duplicative or unnecessary facilities, employees, marketing programs and other expenses. Subsequent to such reductions, VTEL intends to reinvest much of these cost savings in programs aligned with its current strategic initiatives. There can be no assurance that VTEL will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. Such effects could materially reduce the earnings of the combined company during the transition period. Following the Merger, VTEL also intends to seek to sell to CLI customers VTEL products that have higher gross profit margins than the CLI products currently being purchased by such customers. There can be no assurance that this effort at product transition or that the integration of the product lines of the two companies will not have material adverse effects on results of operations. Subsequent to the Merger, VTEL expects to incur a charge in the quarter ending July 31, 1997, currently estimated to be in the range of $25 million, to reflect the combination of the two companies, including the elimination of duplicate facilities, severance costs relating to employee terminations, the write-off of certain intangibles, property and equipment, receivables and inventories, discharge of contingent liabilities and payment of transaction costs. This amount is a preliminary estimate only and is therefore subject to change. In addition, there can be no assurance that VTEL will not incur additional charges in subsequent quarters to reflect costs associated with the Merger.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company had working capital of $62,349,000, including $38,930,000 in cash, cash equivalents and short-term investments. The primary uses of cash during the nine months ended April 30, 1997 were to repurchase shares of the Company's Common Stock under a stock repurchase program (see Note 5 to the Condensed Consolidated Financial Statements), to purchase property and equipment and leasehold improvements and to fund working capital needs required to support the Company's growth. The primary uses of cash during the nine months ended April 30, 1996 were to purchase the Integrated Communications Systems
(ICS) group from Peirce-Phelps, Inc., to purchase property and equipment and leasehold improvements, to fund working capital needs required to support the Company's growth and to invest the proceeds from the sale of the Company's Common Stock in a secondary offering completed in October 1995.

Cash used in operating activities was $788,000 for the nine months ended April 30, 1997, as a result of an increase in accounts receivable, a decrease in accounts payable and accrued expenses, offset by a decrease in inventories and an increase in deferred revenues. Cash provided by operating activities was $1,885,000 for the nine months ended April 30, 1996, as a result of a decrease in prepaid expenses and other current assets and increase in accounts payable and accrued expenses, offset by an increase in accounts receivable and inventories.

Cash flows from investing activities during the nine months ended April 30, 1997 were primarily the result of net capital expenditures of $6,345,000 and net investment redemption activity of short-term investments which provided cash of $10,577,000. The Company periodically utilizes cash from short-term investments to provide cash needed to support the Company's growth. Cash flows from investing activities during the nine months ended April 30, 1996 were primarily the result of the investment of the proceeds of the Company's secondary offering which netted approximately $57,000,000 to the Company, net capital expenditures of $7,938,000 and the purchase of the ICS group from Peirce-Phelps, Inc. requiring the payment of approximately $10,557,000 in cash.

Cash flows used in financing activities during the nine months ended April 30, 1997 relate to the repurchase of 455,200 shares of the Company's Common Stock for $3,742,000 under a share repurchase program (see Note 5 to the Condensed Consolidated Financial Statements). Cash flows provided by financing activities for the nine months ended April 30, 1996 relate to the completion by the Company of a secondary offering whereby the Company netted approximately $57,000,000 from the sale of 3,000,000 shares of its Common Stock.

At April 30, 1997, the Company had a $10,000,000 revolving line of credit available with a financial institution. No amounts have been drawn or are outstanding under the line of credit. The Company's principal sources of liquidity at April 30, 1997 consist of $38,930,000 of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from product sales and its revolving line of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

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

Generally, the shares issued by VTEL to consummate the Merger are freely tradable, subject to certain resale restrictions for affiliates of CLI or VTEL pursuant to Rules 144 or 145 under the Securities Act. An aggregate of approximately 1.1 million of the shares issued in the Merger are beneficially owned by affiliates of CLI and therefore, subject to resale restrictions.
However, VTEL has agreed to provide certain registration rights to the holders of such shares. The sale of a significant number of the foregoing shares may cause substantial fluctuations in the price of VTEL Common Stock over short time periods.

Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant affect on the trading price of the Company's Common Stock in any given period. Also, the Company participates in a highly dynamic industry which often contributes to the volatility of the Company's Common Stock price.

Further, this report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that relate to future results or events and are based on the Company's current expectations. There are many factors that affect the Company's business and results of operations, all of which involve risks and uncertainties that could cause actual results to differ materially from those reflected in those forward-looking statements, including the risks discussed above under "General" and elsewhere herein.

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

CLI maintains that it never agreed to settle the pending infringement action and therefore, there was not any agreement. Because no agreements were ever entered into, VTEL maintains that it cannot be liable for allegedly interfering with a non-existent agreement, or in any case agreements whose existence were unknown to VTEL. Because no agreements were ever entered into, CLI maintains that it cannot be liable for defrauding Datapoint in entering into a non-existent license agreement. VTEL and CLI have removed the action to the United States Federal Court in Dallas and intend to vigorously defend the claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was duly held on May 23, 1997. At the meeting, the stockholders voted in favor of the proposal to approve an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of January 6, 1997, by and among the Company, VTEL-Sub, Inc. ("Merger Sub"), a Delaware corporation and a direct wholly owned subsidiary of the Company, and Compression Labs, Incorporated, a Delaware corporation ("CLI"), pursuant to which Merger Sub was merged with and into CLI, with CLI becoming a direct wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Merger Agreement. The results of the vote were as follows:

          FOR                    AGAINST               ABSTAIN                BROKER NON-VOTES

       6,102,412                 562,617                72,450                   1,551,891

The stockholders voted to approve a proposal to amend the Company's Fourth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 40,000,000 as follows:

          FOR                    AGAINST               ABSTAIN                BROKER NON-VOTES

       7,448,212                 764,155                77,003                       -

The stockholders voted to approve a proposal to amend the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock authorized and reserved for issuance upon exercise of stock options granted pursuant to the 1996 Plan by 2,000,000 shares as follows:

          FOR                    AGAINST               ABSTAIN                BROKER NON-VOTES

       4,373,036                2,250,524              113,919                   1,551,891

ITEM 5.       OTHER INFORMATION

     None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27.1 - Financial Data Schedule (filed electronically only).

         c)   Reports on Form 8-K

         The following Reports on Form 8-K have been filed:

         EVENT REPORTED                                           DATE OF REPORT

         Consummation of Merger with Compression Labs, Inc.        May 23, 1997



                                      * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VTEL CORPORATION



     June 11, 1997              By: /s/ Rodney S. Bond
                                   ------------------------
                                   Rodney S. Bond
                                   Vice President-Finance
                                   (Chief Financial Officer
                                   and Principal Accounting Officer)