Form 10-K
period 1997-07-31
VTEL CORP
filed 1997-11-12
CIK 884144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ( ).

The aggregate market value of 21,111,265 shares of the registrant's Common Stock held by nonaffiliates on September 30, 1997 was approximately $157,675,813. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 9, 1997 there were 22,926,104 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         A list of all Exhibits to this Annual Report on Form 10-K is located at pages 49 through 53.

                                    PART I.

ITEM 1.    BUSINESS

GENERAL

         VTEL Corporation ("VTEL" or the "Company") designs, manufactures and markets multi-media digital visual communication systems. The Company's systems integrate traditional video and audio conferencing with additional functions, including the sharing of PC software applications and the transmission of high-resolution images and facsimiles. Through the use of the Company's multi-media digital visual communication systems, users are able to replicate more closely the impact and effectiveness of face-to-face meetings, education and training classes, and certain medical consultations. The Company's Pen Pal Graphics(TM) and AppsView(TM) user interfaces make its multi-media digital visual communication systems simple to use. The Company's systems are built upon a system platform which is based on industry-standard, PC-compatible open hardware and software architecture. By leveraging this open architecture design, the Company is able to integrate into the videoconference PC-compatible hardware and software applications which allow users to customize the systems to meet their unique needs. The PC-architecture also provides a natural pathway to connect the Company's digital visual communication systems onto local area networks (LANs) and wide area networks (WANs) thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. Also complementing this open architecture is the Company's compliance with emerging industry standards. The Company's open architecture and compliance with data and telecommunications standards permit the incorporation of new functions through software upgrades, thereby extending the useful life of the user's investment.

         The cornerstone of the Company's business strategy is to identify end-user customer markets that can most benefit from the advanced functionality of the Company's multi-media digital visual communication systems and to focus a substantial portion of its sales and marketing efforts on these targeted markets. Consistent with this strategy, the Company has targeted the education, government, health care and certain segments of the commercial markets. VTEL distributes its systems through third-party resellers which include major telecommunications providers such as Ameritech, GTE, MCI, Norstan, PacBell, Southwestern Bell, Sprint, US West and other value-added resellers. The Company has built an extensive marketing and sales organization to support its third-party resellers. This organization provides marketing programs; field support personnel including sales managers, system engineers, and business development managers; and personnel with industry expertise to implement the Company's targeted market strategy. Since the Company's inception, it has sold over 24,000 group digital visual communication systems.

         In November 1995, the Company completed the acquisition of certain assets and a specified work force of the Integrated Communications Systems Group ("ICS") of Peirce-Phelps, Inc. (the "ICS Transaction"). As part of Peirce- Phelps, ICS was a value-added reseller of systems manufactured by several videoconferencing manufacturers, including the Company, and also provided integration, installation and maintenance services to certain of the end-users of these manufacturers. The completion of the acquisition allowed the Company to significantly enhance its ability to support the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchaser of the Company's products, thereby allowing the resellers to more effectively provide an essential part of the services that are integral to the purchase of the Company's products.

         On May 23, 1997, shareholders of VTEL and Compression Labs, Incorporated, a Delaware corporation ("CLI"), approved the merger (the "Merger") of VTEL-Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of VTEL ("Merger Sub"), with and into CLI, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), with CLI becoming a direct wholly-owned subsidiary of VTEL. As a result of the Merger,
(a) the outstanding shares of CLI's common stock, par value $.001 per share ("CLI Common Stock"), were converted into the right to receive 0.46 shares of common stock of VTEL, par value $.01 per share ("VTEL Common Stock"), per share of CLI Common Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof), and (b) the outstanding shares of CLI Series C Preferred Stock, par value $.001 per share ("CLI Preferred Stock"), were converted into the right to receive 3.15 shares of VTEL Common Stock per share of CLI Preferred Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The CLI shares were exchanged for a total of 8,424,741 shares of VTEL Common Stock. The acquisition was accounted for as a pooling of interests.

The Merger was completed for the following reasons, among others:

1. The Merger permits VTEL to broaden and diversify its product lines with complementary technology, creating additional opportunities for overall growth and reducing the risk of dependence on individual products.

2. The economies of scale that can be realized by the combined companies in development, administration, marketing and sales and the improvement in product gross margins that may also be realized by the combined companies. Historically, VTEL's gross profit margins have been significantly higher than CLI's, and a material portion of the combined companies revenues may shift to higher margin products.

3. VTEL's experienced management team and product development organization, in combination with key CLI managers, will provide a strong management team with greater depth and experience to lead the combined company.

         The synergy created as a result of the Merger was first demonstrated with the introduction of StandardsPlus Video, the next generation of video quality that is based on industry standards, but vastly improves the image quality through innovation and software coding techniques. StandardsPlus Video improves video quality in terms of motion handling and image clarity while maintaining interoperability with standards-based systems.

         The Company's executive offices are located at 108 Wild Basin Road, Austin, Texas 78746, and its telephone number is (512) 314-2700.

INDUSTRY BACKGROUND

         Videoconferencing enables users at remote locations to hold face-to-face meetings, education and training classes, or to perform certain medical consultations through the use of digital visual and audio telecommunications, increasing the area in which certain services may be offered and eliminating travel time and expenses. A videoconference entails the transmission of video and audio signals between two or more locations over a digital telephone connection. A video image contains a large amount of information. In order to transmit that image over digital telephone lines, the video and audio signals must be digitized and compressed without substantially reducing the information content. Improved compression algorithms have increased video and audio quality while reducing transmission costs by allowing more information to be sent over lower capacity digital telephone lines. This improved quality and lower cost of both systems and transmission has made videoconferencing systems more attractive to a broader group of users. Also contributing to the wider use of videoconferencing is the increased availability of switched ("dial-up") digital telephone service which allows a videoconference to be initiated with nearly the ease of a normal telephone call. In the last few years, switched digital telephone service has become increasingly accessible. Growth in the availability of Integrated Services Digital Network ("ISDN") lines for basic rate service is also increasing in the world. In the absence of switched services, videoconferencing users must have dedicated telephone circuits installed.

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

         Videoconferencing systems are also becoming simpler to use. In the past, videoconferencing systems required trained operators and specialized dedicated conference rooms. Current videoconferencing systems can be configured as "roll-about" room systems that can be used without the need for trained operators or special room requirements. In general, the videoconferencing market can be grouped into three complementary categories: personal conferencing, workgroup conferencing, and group conferencing. The personal conferencing market is targeted at the individual. As such, solutions are typically priced in the $1,000 to $6,000 range. The workgroup conferencing market is targeted at the project team or executive office. Solutions in this market range from $6,000 to $15,000. The group conferencing market is targeted at larger groups, typically eight or more individuals. Application uses vary greatly from boardrooms to large classrooms. These group systems are priced at $15,000 and above.

         Another factor contributing to the growth of videoconferencing is the continuing emergence of international industry standards designed to allow interoperability of videoconferencing systems manufactured by different vendors. The International Telecommunications Union ("ITU-T") sets international standards for interactive video communication (the most common of which is known as the "H.320 standard") for coding and decoding audio and video images for transmission over digital networks at data transmission rates from 64 Kbps to 2.048 Mbps and for the T.120 standard which provides for interoperability in data collaboration. Data collaboration comprises various applications including file sharing, whiteboard usage, and the simultaneous sharing of application software. With this technology, users can jointly collaborate on a piece of work even if they are not in the same location. In February 1992, the Company began shipping its software implementation of the
H.320 standard. Since 1992, the Company's primary competitors have also shipped products complying with the H.320 standard, and the Company and its competitors have demonstrated video and audio interoperability among the Company's products and competing products. In April 1997, the Company introduced the T.120 standard into its desktop videoconferencing solution, the SmartStation. Following this, in October 1997, the T.120 standard was also introduced into the workgroup conferencing line, the WG500. The Company plans to offer T.120 support with all of its products to provide data interoperability across the product line.

         While technological advances and market receptivity have increased the use of videoconferencing, traditional audio and video videoconferencing alone lacks the functionality and effectiveness of face-to-face meetings in many applications. The Company believes that, for certain applications, users are seeking conferencing features, in addition to audio and video, that allow for the exchange of information and interaction through a variety of media. For example, engineers can communicate and solve problems more effectively by supplementing the videoconference with shared media, such as graphics with annotations, computer programs, document exchanges and whiteboards, which results in a better replication of the impact and effectiveness of a face-to-face meeting. VTEL has taken a leadership position in this exact form of high-value digital visual communication technology due to its open PC platform and flexible architecture.

CORPORATE STRATEGY

         The Company's primary focus is on high-value digital visual communication systems which provide high functionality tailored to the needs of markets targeted by the Company. This results in a range of offerings from the desktop to the boardroom. The following are the components of the Company's corporate strategy:

         PRODUCT DIFFERENTIATION. The Company's strategy is to differentiate its products from the products marketed by its competitors. Key elements of this strategy are as follows:

         Open Architecture. Each of the Company's current multi-media digital visual communication systems is built upon a system platform which integrates video, audio and data compression technologies in a PC-compatible open hardware and software architecture. This open architecture allows the Company to accelerate the development process through the use of commonly available, low-cost hardware and software components and the incorporation of third-party technological developments. The Company's PC-based systems platforms are field-upgradable and easily accommodate software upgrades, thereby extending the useful life of the customer's investment and providing the Company with incremental revenues through these upgrade sales.

         Centralized Management and Administration. Using the industry standard SNMP protocol, VTEL is able to centrally manage and administer large, distributed digital visual communication networks. Announced in August 1997, the Company's SmartVideoNet Manager product sets the standard for management in the videoconferencing industry. It leverages the industry standard SNMP for statistics, controls, and alerts. These functions allow for centralized problem determination and resolution, thereby eliminating the requirement for on-site expert personnel to support the system. An additional benefit of SmartVideoNet Manager is the ability to establish video calls from a centralized console with no local user intervention. Using this, meeting participants simply arrive at the conference room or classroom and the video call is already in session waiting for their participation.

         Consistent Operating Platform. The Company introduced the Enterprise Series in late 1995 and the SmartStation architecture (SSA) in the second calendar quarter of 1997.

         An important characteristic of each product in the family is the consistent use of Microsoft Windows 95(R) as the operating system. This consistency combines the PC-microprocessor architecture with a recognized software platform and provides a familiar look and feel for the user throughout the product family architecture. Windows 95(R) supports a wide variety of software and hardware applications that can be integrated into a videoconference as stand-alone features or as shared applications by digital visual communication users through the Company's collaboration capability.

         Multi-media Functionality. The Company's digital visual communication systems provide a wide range of functions that enable users to exchange information and interact through a variety of media and, as such, more closely replicate the impact and effectiveness of face-to-face meetings. These functions, referred to by the Company as digital visual communication technology, combine video and audio, document exchange, shared whiteboard, and computer application sharing. The Company strives to make this functionality easily accessible to the user. The Company's Pen Pal Graphics(TM) and AppsView(TM) user interfaces are designed to make the Company's group systems easy to use. AppsView(TM), which was introduced in early 1995 and is now fully integrated into all of the Company's products, is a customizable user interface that runs on the Microsoft Windows 95(R) operating system. AppsView(TM) integrates all application functions under a set of software-defined icons which can be customized by the user to meet specific needs. This same user interface is used across the entire product family for consistency, commonality, and ease of use.

         Standards Compliance. The Company believes the continued adoption and implementation of industry standards for interoperability are critical to the continued growth of the videoconferencing market. All of the Company's digital visual communication systems and multipoint products comply with the leading ITU-T standards for videoconferencing. The Company believes that it was the first manufacturer in the United States to deliver to its users products which were fully compliant with the H.320 standard. The Company's platforms also comply with an extensive array of additional communications and computer industry standards, both formal and de facto (such as ISA, PCI, Intel x86, SNMP, and MS- Windows), involving video, audio, graphics, communications, computers, peripherals, and network management.

         The T.120 standard is an ITU-T series of recommendations for multipoint data and graphics protocols. The highest level of the T.120 specifications, or the application level, provides for interoperability in still frame, annotation, and data file transmission. The Company plans to offer
T.120 protocols and applications for its AppsView(TM) operating environment and Windows 95(R) -based products across the entire VTEL product line. During 1997,
T.120 support was introduced into the Company's personal digital visual communication line (SmartStation in April 1997) as well as its workgroup digital visual communication line (WG500 in October 1997).

         The Company has been an active participant on the appropriate ITU-T committees and intends to continue to promote both acceptance of the standards by all vendors and formal compliance testing to assure interoperability.

         Network Integration Capabilities. The PC-based open architecture design of the Company's products provides a natural pathway to connect the Company's digital visual communication systems onto local area networks (LANs) and wide area networks (WANs), thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. The Company believes that not only will such networks continue to expand globally, but the capability to centrally manage large internationally dispersed networks will become a requirement for the successful establishment of such networks. The Company believes that development of network integration and network management capabilities will be an important success factor to the Company's strategy.

         Service and Systems Integration Capabilities. The Company determined that it would be advantageous to establish the capacity to offer installation, integration and support services to resellers of its products, which could be resold by the resellers to the ultimate purchasers of the Company's products. By enhancing the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchasers of the Company's products, the Company believes that it would enhance its resellers' ability to sell the Company's digital visual communication systems as well as generate additional revenues to the Company from the sales of such services to the Company's resellers.

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

         TARGETED MARKETS. The cornerstone of the Company's business strategy is to identify end-user customer markets that can most benefit from the advanced functionality of the Company's multi-media digital visual communication systems, and to focus a substantial portion of its sales and marketing efforts on these targeted markets. Consistent with this strategy, the Company has targeted the education, government, health care and certain segments of the commercial markets (currently finance and manufacturing). The Company intends to focus its product strategy in its targeted markets in which the Company is currently the leader and in other markets in which the Company believes it has the highest potential for increasing its market share.

         In order to deliver the highest level of customer support and to sustain the successful strategy of focusing on key targeted markets, the Company reorganized in 1996 by adding dedicated industry vertical support units. These units support customer segments in education, government, health care, service and commercial markets. The objective of these industry vertical organizations is to align closely with the customer segments in all areas of support ranging from marketing, business development, product requirements and customer satisfaction. Through this close coupling with the customer segments, the Company believes that it will be able to rapidly respond to customers with customized solutions that match unique customer requirements. Additionally, in 1997 the Company added increased emphasis to the lifecycle management of key platforms and services. As such, Strategic Business Units (SBUs) were defined for Personal and Workgroup Systems, Networking Systems, Groups Systems, and Value Added Services. These SBUs will be responsible for product management, marketing, and development. Additionally, the SBUs will have product line profit and balance sheet responsibility.

         DISTRIBUTION STRATEGY. The Company relies on third parties to sell, install and support its digital visual communication systems in an effort to leverage the sales forces of the resellers which provide telecommunications and support services to potential purchasers of digital visual communication systems. The Company has established relationships with many of the leading telecommunications providers in the United States, including Ameritech, GTE, MCI, Norstan, PacBell, Southwestern Bell, Sprint, and US West. Consistent with its focus on its targeted market segments, the Company works with a number of value added resellers ("VARs") that specialize in specific applications, geographic areas and markets such as education, health care, project management and government procurement. The Company has built an extensive marketing and sales organization to support its third-party resellers. This organization provides marketing programs; field support personnel including sales managers, system engineers and business development managers; and personnel with industry expertise to implement the Company's targeted market strategy.

         VTEL also sells products directly to certain end user customers, generally large global end user customers which have sophisticated global digital visual communication networks and require and demand much more involvement of the Company to support the sale, installation and maintenance of the network.

PRODUCTS

         The Company offers a complete line of interoperable multi-media digital visual communication systems. The Company differentiates its systems from competitive products by a high level of advanced functionality, such as presentation graphics and access to PC-based software and hardware peripherals. Because all VTEL systems are based on open PC architecture, and most functionality is contained in software, many system upgrades are accomplished via software, enabling customers to protect their investment. VTEL systems may be configured with local area network ("LAN") connections so that data and presentations may be created at an individual PC workstation, stored on the LAN and retrieved by the digital visual communication system for presentation or transfer to the remote location during a videoconference.

         Videoconferences can range from simple point-to-point connections between two locations of a single organization to connections between multiple locations of multiple organizations in several countries. The Company's Enterprise Series family of digital visual communication systems are based upon one of two architectures, either its SmartStation Architecture (SSA) for personal and workgroup digital visual communication or its Enterprise Series Architecture (ESA) for group conferencing.

         ENTERPRISE SERIES ARCHITECTURE (ESA)(TM) PLATFORM. VTEL's Enterprise Series Architecture(TM), referred to as ESA, is the hardware and software platform for a family of products designed to meet the needs of large and small groups. The ESA platform is a PC-based, open architecture digital visual communication system configured around an Intel Pentium(TM) PC chassis containing the ESA video-audio processing boardset. The ESA system contains, in addition to the standard internal disk drive and 3.5 inch floppy drive, a CD-ROM drive as well as an expansion chassis which contains all the audio and video input/output ports. The ESA platform utilizes the Microsoft Windows 95(R) operating system as its software platform and incorporates the AppsView(TM) software user interface and control system. Through AppsView(TM), the user controls all conference functions with on-screen software icons which may be customized for each user or application. The ESA platform contains open PC card slots for application-specific peripherals.

         The ESA platform supports the H.320 industry standards for video and audio compression and is interoperable with any other system supporting the
H.320 standard. The ESA platform is also capable of supporting the T.120 suite of standards via a future software upgrade. The platform operates over digital communication bandwidths transmitting at data rates from 56 Kbps to T1 or E1 rates in point-to-point and multipoint conferences. ESA connections can be made over public dial-up digital networks or private digital dedicated facilities.

         Configurations of the ESA platform include the Company's Team Conferencing(TM) and Leadership Conferencing(TM) Systems. The Team Conferencing or "TC" systems are single or dual monitor systems built on the ESA platform and designed to provide mid-range products for users seeking high quality video and audio and digital visual communication capability in a small to mid-sized group setting. Data rates from 56 Kbps to 512 Kbps are provided. The systems provide higher performance PC-based functionality through the use of the Intel Pentium(TM) microprocessor, inclusion of a CD-ROM drive, the Microsoft Windows 95(R) operating system and the AppsView(TM) user interface. Product features include LAN connectivity, Internet access, both document and computer conferencing, 30 frame per second video and capability of including software applications designed for Windows 95(R) as part of the videoconference. The TC systems have suggested list prices of $21,495 to $46,995.

         The Leadership Conferencing or "LC5000" system is the industry-leading Smart Videoconferencing system that makes advanced features the standard for performance, clarity and ease of use. The LC5000 is the flagship model of the ESA platform. Support for high-speed data rates up to T1 or E1 delivers extremely sharp, smooth video. A document stand with VTEL's SmartView software lets users utilize printed material as easily as using an overhead projector. LC5000 configurations vary in price from $53,995 to $57,995.

         WG500. The WG500 is a series of workgroup digital visual communication systems targeted at the project team or executive office where work is performed. As such, it is designed to utilize industry leading collaborative multi-media tools such as Microsoft NetMeeting. The WG500 fills the price-point and functionality gap between the personal desktop conferencing market and the group conferencing market. Based on the award-winning Gateway 2000 Destination Big Screen PC/TV, the WG500 is a joint integration and joint marketing effort between VTEL and Gateway 2000. Sold through authorized VTEL resellers, the WG500 has suggested list prices of $9,995 to $14,995.

         SMARTSTATION. The SmartStation(TM) converts a Windows 95-based PC into a Smart Videoconferencing system for personal use. Incorporating the performance and elegance of the VTEL Enterprise Series with its high-quality audio and video, SmartStation is the smart way for users to collaborate while still leveraging the power and versatility of their desktop PC. In one easy-to-install package, SmartStation includes VTEL's AppsView graphical conference control interface for consistent operation across all of VTEL's digital visual communication solutions. SmartStation supports data rates up to 384 Kbps for high-quality desktop conferencing and supports the T.120 standard for data collaboration by integrating Microsoft NetMeeting 2.0.

         MULTIPOINT CONTROL UNITS. Multipoint control units, or "MCUs", connect two or more videoconferencing units in a multi-way conference. Videoconferencing users often purchase a MCU to act as their video network hub. VTEL currently carries two MCU product lines. VTEL's MCU II(TM) is fully interoperable with the Enterprise Series family of digital visual communication systems and also supports the H.320 standard to enable multipoint videoconferences with any standards-compliant system. The MCU II(TM) supports up to 20 ports (one port equals one end-point connection) on a single chassis, and multiple MCU II(TM) units may be connected to multi-way conferences in excess of 20 participants if desired. The MCU II(TM) has a PC-based, open architecture and can support numerous multi-location meetings simultaneously. The MCU II(TM) has a list price of $49,995 for a four-port configuration and $146,990 for a 20-port configuration. VTEL also carries a line of MCU's under the brand name "SmartLink". The SmartLink series of MCUs supports the T.120 standard for data collaboration. Additionally, this series supports a multipoint technology known as "continuous presence". Continuous presence allows multiple video images to be displayed simultaneously at each site. In other words, if five sites were in a conference, each site would see the other four sites on the display simultaneously in a "Hollywood Squares" format. SmartLink base configurations vary in price from $19,400 to $67,500.

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

         SOFTWARE SYSTEM PLATFORM. The SmartStation Architecture and Enterprise Series Architecture platforms are implemented through a software architecture. The characteristics of the Company's products are developed and implemented primarily through software, facilitating upgrades for users and the rapid incorporation of new technologies. Upgrades are modular in nature, allowing additional licensed program products to be added incrementally to the user's basic system. The Company's software products are developed primarily in "C", a commonly-used, high-level programming language, to provide future portability to other hardware platforms. Development resources are being applied to the creation of new system software and program products for increased functionality and flexibility of the platform.

         USER INTERFACE. The Company has developed a Microsoft Windows(TM)-based user interface called AppsView(TM). The feature is software driven and provides a customized menu of application icons that the user creates. This user interface runs on the Microsoft Windows 95(R) operating system and is OLE-2 compatible. AppsView(TM) is now available on all of the Company's digital visual communication systems.

         PERSONAL DIGITAL VISUAL COMMUNICATION SYSTEMS. Increased performance of semiconductor processors specifically designed for video and image processing allow for the cost-effective design and packaging of small group digital visual communication systems and high functionality personal desktop systems which are compatible with small and large group digital visual communication systems. The Company recently introduced the SmartStation digital visual communication cardset which was developed utilizing the capability of the Company's digital visual communication software to be ported to a suitable hardware platform. The principal hardware-related resource commitment from development is the effort to search for, find and test boardset candidates for suitability for the software function. Thus, the time to develop and introduce a product is shorter and the cost to develop is smaller.

         AUDIO COMPRESSION/ECHO CANCELLATION. Audio quality is an important element in any long-distance conference. At lower transmission rates, the amount of bandwidth allocated to audio decreases, thereby requiring audio compression algorithms to maintain acceptable audio quality. In 1988, the Company produced its own proprietary, integrated echo canceller to improve audio quality. In 1993, the Company introduced a higher fidelity audio subsystem called TrueTalk(TM) 7. The Company offers audio compression capability at allocated bandwidths of 8, 12, 32 and 74 Kbps through the TrueTalk(TM) audio subsystem. In 1995, the Company introduced an upgrade to TrueTalk(TM) 7. This audio subsystem was further enhanced in 1996 with VTEL's Tech96(TM).

         VIDEO/IMAGE COMPRESSION. Both the Company's H.320 standard-based video compression algorithm and its proprietary algorithm are products of compression research started in 1988. The Company's continuing video compression development activity is focused on the refinement of both algorithms for higher resolution video capabilities and the integration of that technology. In fact, shortly following the merger with CLI, VTEL announced StandardsPlus Video which represents the industry's best video quality using standards. Significant video quality improvements using industry technology standards was achieved via a collaborative development effort between VTEL video engineers in Austin and San Jose.

         SMARTVIDEONET MANAGER. In the summer of 1997, VTEL introduced the industry's first standards-based management and administration platform for distributed digital visual communication networks. Using the SNMP standard, SmartVideoNet Manager allows VTEL customers to centrally control their digital visual communication network for functions such as problem determination, problem resolution, call setup and conference statistics. Using this management framework, conference support can be provided centrally with no requirement for local user intervention, even for networks with hundreds of digital visual communication system endpoints.

DEVELOPMENT AGREEMENT

         On October 22, 1993, VTEL entered into a Development and License Agreement (the "Development Agreement") with Intel Corporation ("Intel"), pursuant to which the companies agreed to engage in a series of development efforts with respect to video compression software as well as other video technology such as processes and designs. The agreement contains certain provisions for licensing agreements and royalties between the two companies for the use of the technology developed under the agreement.

         The initial term of the Development Agreement has renewed until December 31, 1997 and will continue to automatically renew thereafter for successive terms of one year unless written notice is given by either party six months prior to the expiration of the initial term or any successor term.

         VTEL was advanced $3.0 million under the agreement to be used for the initial reimbursements of research and development costs incurred by VTEL in performing the work specified in the Development Agreement. Actual costs reimbursed totaled $2.1 million for specified projects under the agreement that were completed prior to December 31, 1995. In May 1997, VTEL issued 155,040 shares of Common Stock to Intel in lieu of repayment of the remaining $0.90 million.

SALES AND MARKETING

         VTEL believes that a well-positioned distribution channel is critical to marketing success. The Company primarily relies on third parties to sell, install and support its digital visual communication systems in an effort to leverage the sales forces of the resellers which are already providing telecommunications and systems integration services to potential purchasers of videoconferencing equipment. The Company believes that its early commitment to indirect distribution has resulted in a relatively comprehensive, well-trained group of resellers, many of which are leading telecommunications providers in their respective countries. All of its major resellers maintain demonstration networks, with trained sales and support personnel motivated by quotas and commissions for marketing the Company's products. The use of resellers is expected to continue to account for a large percentage of the Company's revenues in the foreseeable future.

         Consistent with its focus on its targeted market segments, the Company works with a number of VARs that specialize in specific applications, geographic areas and markets such as education, health care, project management and government procurement. Typically, the Company's agreements with its resellers and VARs involve non-exclusive arrangements which may be canceled by either party at will and contain no minimum purchase requirements on the part of the resellers.

         VTEL also sells products directly to certain end user customers, generally large global end user customers which have sophisticated global digital visual communication networks and require much more involvement of the Company to support the sale, installation and maintenance of the network.

PRODUCT SUPPORT AND EXPANSION OF SUPPORT CAPABILITIES

         Currently, end-user support and installation of the Company's products are provided by the resellers and VARs, by ING., C., Olivetti & C., S.p.A. ("Olivetti"), Dictaphone and Lucent Technologies ("Lucent") as third-party service providers or directly by the Company in order to provide a comprehensive service offering for its worldwide customer base. The Company trains the staffs of Olivetti, Dictaphone, Lucent and VTEL's resellers on diagnostics and service of its products. Olivetti, Dictaphone, Lucent and the reseller service network are supported by trained technicians at the Company's Technical Assistance Center.

         In 1995, the Company determined that it would be advantageous to establish the capacity to offer installation, integration and support services to resellers of its products, which could be resold by the resellers to the ultimate purchasers of the Company's products. By enhancing the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchasers of the Company's products, the Company believes that it will enhance its resellers' ability to sell the Company's digital visual communication systems as well as generate additional revenues to the Company from the sales of such services to the Company's resellers.

         In November 1995, the Company completed the ICS Transaction (see "Business - General"). The completion of the acquisition allowed the Company to significantly enhance its ability to support the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchaser of the Company's products, thereby allowing the resellers to more effectively provide an essential part of the services that are integral to the purchase of the Company's products.

         The Company completed the ICS Transaction with the payment of $10.7 million in cash, which includes $0.14 million of transaction expenses, and the issuance of 260,000 shares of the Company's unregistered Common Stock with an estimated market value of $3.7 million. The Company also assumed certain ICS liabilities (see Note 3 to the Consolidated Financial Statements).

COMPETITION

         The videoconferencing industry is highly competitive. The Company believes that the principal competitive factors in the industry are product architecture, ease of use, video and audio quality, functionality, service and support, market visibility, and price. The Company faces competition from a number of companies that market communications systems for videoconferencing. Currently in the United States PictureTel Corporation, Sony Corporation, Nippon Electric Corporation, and Tandberg are marketing roll-about group videoconferencing systems and multipoint control units, among others. Internationally, videoconferencing systems are available from, among others, British Telecommunications plc., PictureTel Corporation, Sony Corporation, Nippon Electric Corporation, Mitsubishi, Ltd., Fujitsu, Ltd., Panasonic Ltd., and Tandberg. Intel Corporation also entered the low-end work group system market in mid- year 1997.

         A new class of group system, referred to as work group products, has emerged and is expected to be a major area of growth. VTEL's entry into this market segment is referred to as the WG500. Major competitors in this product space include PictureTel, Sony, Tandberg, and Intel.

         Certain of the Company's competitors have devoted significant resources to the development and marketing of person-to-person visual communications products, such as desktop videoconferencing systems, set-top systems, and software-based Internet/Intranet visual communications systems, which may help to increase awareness in the value of visual communications products while also resulting in increased competition. Microsoft has introduced visual components to its NetMeeting Release 2.0 product, PictureTel has announced intent to deliver a client/server architected brand of desktop videoconferencing, and Intel has delivered a minimal set of video and audio extensions in the MMX extensions to its Pentium microprocessors. In order to compete in the market for business personal videoconferencing systems, the Company introduced the VTEL VPC cardset, which began shipping in the first calendar quarter of 1996, and the SmartStation cardset, which began shipping in the second calendar quarter of 1997. Rather than expend significant resources in the low-cost personal systems segment of the conferencing market, the Company forms strategic alliances with other companies to participate in the development of these low-cost systems. The Company intends to continue its focus on large-, small-, and work-group digital visual communication systems, in addition to gateways and other products, where the Company believes it can add significant value through software, user interfaces, integrated environments, and applications designed to meet the needs of its targeted markets.

         The Company's competitors and many of its potential competitors are more established, benefit from greater market recognition, and have greater financial, technological, production, and marketing resources than the Company. These factors have an impact on the Company's competitive position.

MANUFACTURING

         The Company's manufacturing operations consist of integration and testing of subsystems and assemblies. The Company's manufacturing strategy is to contract work to established vendors, with the Company fulfilling the quality and materials management functions. Substantially all of the integrated circuits, subsystems and assemblies used in the Company's products are made to Company specifications by third parties under contract. The Company establishes the relationship with the component vendors, qualifies the vendors and arranges for shipment to the Company or directly to the vendor responsible for the next level of integration. Systems must pass several levels of testing, including testing with current-release software, prior to shipment. The Company's manufacturing quality system was certified in December 1994 as meeting the standards of ISO 9002 as set by the International Standards Organization. The Company has passed subsequent audits with no corrective action needed.

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

PATENTS AND TRADEMARKS

         The Company has twelve patents issued by the United States Patent and Trademark Office and nine patent applications pending related to the Company's technology.

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

         The Company has been issued two trademarks and two service marks by the United States Patent and Trademark Office covering the "VTEL" mark and the Company's logo.

EMPLOYEES

         At July 31, 1997, the Company employed 734 full-time employees as follows:

                                               NUMBER OF
         FUNCTION                              EMPLOYEES
         Sales and marketing                          241
         Research and development                     159
         Service, support and
          systems integration                         133
         Manufacturing                                119
         Finance and administration                    82
                                               ----------
          Total                                       734
                                               ==========

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

EXECUTIVE OFFICERS

         The Company's executive officers are as follows:

         JERRY S. BENSON, JR., age 41, joined the Company in May 1997 as President and Chief Operating Officer. Prior to joining VTEL, Mr. Benson spent 10 years at NEC Technologies, Inc., the last two years as President and Chief Operating Officer of NEC Technologies, Inc. in Chicago, Illinois. Mr. Benson also served in the Office of the Chairman and Board of Directors of NEC Technologies and represented NEC, the majority shareholder of Packard Bell, by serving as a director on the Board of Directors of Packard Bell. Prior to his role as President and Chief Operating Officer at NEC Technologies, Mr. Benson held a number of significant operational and general management roles at NEC Technologies. These included general management positions in several NEC groups, divisions and Strategic Business Units. Before NEC, he held marketing and sales management positions at Wyse, Amdek, and Ericsson.

         RODNEY S. BOND, age 53, joined the Company in May 1990 as Chief Financial Officer, Vice President - Finance and Assistant Secretary and Treasurer. He has served as Secretary of the Company since February 1993. From 1989 until he joined the Company, he served as Managing Director of Sherman Partners, a Dallas-based private investment and consulting firm. From September 1985 to October 1988, Mr. Bond served as Chief Financial Officer and Executive Vice President of Advanced Business Communications, Inc., a telecommunications equipment manufacturer.

         CHARLES M. DENTON, age 57, joined the Company in May 1993 as the Area Vice President of Sales for the Eastern Area of the United States based in Washington D. C. In July 1996, he was named Vice President - Indirect Sales responsible for channel strategy and operations based in Austin, Texas. In July 1997, Mr. Denton was named to his current position of Vice President - North American Sales where he is responsible for the overall sales operations including indirect channels as well as direct sales. Mr. Denton has held various Sales Management positions with Ascend Communications, PictureTel and Motorola.

         DENNIS M. EGAN, age 46, joined the Company in November 1995 as Vice President - Service. From January 1993 to November 1995, Mr. Egan served as Senior Vice President of Peirce-Phelps, Inc. From June 1985 to January 1993, Mr. Egan was Vice President and General Manager of the Integrated Communications Systems Group of Peirce-Phelps. Mr. Egan's pre- 1985 experience includes 13 years serving in various sales and management positions with Peirce-Phelps.

         FRANK S. KAPLAN, age 42, joined the Company in September 1995 as Vice President - International Sales and Marketing. Prior to joining VTEL, Mr. Kaplan spent seven years at Compression Labs, Inc., the last two years as Regional Vice President - Sales for Asia Pacific and Latin America. Mr. Kaplan's previous experience includes working for AT&T for seven years in various sales positions, the last two years as District Sales Manager in San Francisco, California.

         F.H. (DICK) MOELLER, age 52, joined the Company in October 1989 and is currently Chairman of the Board of Directors and Chief Executive Officer. From May 1982 to October 1989, Mr. Moeller served as the founder and President of ProfitMaster Computer Systems, Inc., a computer software firm specializing in real-time financial management systems for retail point-of-sale applications. Prior to founding such firm, Mr. Moeller spent 12 years with Texas Instruments, Inc. during which he held a variety of management positions, most recently serving as Advanced Systems Manager of its Computer Systems Division. In 1995, Mr. Moeller was elected to the Board of Directors of Accord Telecommunications, Ltd., a strategic partner of the Company.

         ROBERT L. ROMANO, age 41, joined the Company in December 1994 as the Director of Finance. In April 1996, he was named Director of Desktop Systems where he led the final development, marketing and launch of VTEL's first desktop digital visual communication system. In January 1997, Mr. Romano was named to his current position of Vice President of Product Management where he is responsible for the life cycle management of all of VTEL's products. Prior to joining VTEL, Mr. Romano worked at IBM for 14 years during which he led a variety of management positions in sales, marketing, business planning and finance, both in the U.S. and internationally.

         BOB R. SWEM, age 60, joined the Company in September 1992 as Vice President - Manufacturing and now serves as the Company's Vice President - Manufacturing. From June 1981 to July 1992, Mr. Swem held various positions with the Austin Division of Tandem Computers, Inc., ranging from Manager of Manufacturing to Director of Operations.

         JUDY A. WALLACE, age 46, joined the Company in March 1997 as Vice President - Human Resources. Prior to joining the Company, Ms. Wallace was the Director of Human Resources with Falcon Seaboard Holdings L.P. She previously spent five years at Enron Corp. as Human Resource Manager and 11 years at Weatherford International as Human Resource Supervisor.

ITEM 2.    PROPERTIES

         The Company's headquarters, product development, and sales and marketing facility occupies approximately 105,000 square feet in Austin, Texas under a lease which expires in April 2002. As part of this lease, the Company has rights of first refusal on adjacent space with a total potential expansion, subject to current leases, of an additional 25,000 square feet. The Company believes that these facilities are adequate to meet its current requirements, and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate and development operations and for additional sales and marketing offices. The Company occupies approximately 50,000 square feet of a facility that is situated in a light industrial area in Austin, Texas where the Company's manufacturing and training operations are located. As part of this lease, the Company has rights to lease an additional 7,500 square feet in the same facility. The Company's manufacturing facilities and equipment are currently utilized generally on a one shift per day basis. Should additional manufacturing capacity be needed during the next year, the Company believes that it could provide the necessary manufacturing capacity through the addition of work shifts or subcontractors and additional warehouse space.

         The Company occupies 140,000 square feet in San Jose, California which was the former headquarters of CLI prior to the Merger. The lease expires in June 2001. The Company maintains research and development, manufacturing configuration and repair, and technical service groups in the San Jose facility.

         The Company's service and system integration operations occupy a facility of approximately 41,000 square feet in the Philadelphia, Pennsylvania vicinity.

ITEM 3.    LEGAL PROCEEDINGS

         CLI is currently engaged in several legal proceedings relating to matters arising prior to the Merger. There can be no assurance that CLI's legal proceedings can be resolved favorably to CLI or VTEL. Such legal proceedings, if continued for an extended period of time, could have an adverse effect upon CLI's working capital and management's ability to concentrate on its business. An unfavorable outcome in any one or several such legal proceedings could have a material adverse effect on CLI and hence, VTEL.

         In a complaint filed on December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation ("Datapoint") alleged that CLI had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and attorneys' fees. CLI responded to the complaint by denying the material allegations of the complaint and asserting affirmative defenses. Discovery has commenced in the case. On September 27, 1995,

CLI filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint could assert that CLI is infringing the patents in suit or whether Datapoint's patents are invalid in light of the prior art. In April 1996, a Special Master submitted a report which did not recommend that the Court adopt CLI's position set forth in the motion. The Court in September 1996 adopted the report of the Special Master that the claims of the patents in suit be construed in a manner favorable to the plaintiff. The case has been set for trial in the fall of 1997. CLI is vigorously defending the claims.

         In June 1997, Keytech, S.A. ("Keytech") filed suit against CLI in the United States District Court in Tampa, Florida. Keytech was a distributor of satellite encoder and decoder products manufactured by a division of CLI which was sold by CLI in June 1996. Keytech has asserted that the equipment sold was defective and did not conform to contract specifications and express and implied warranties. Keytech has asserted damages in excess of $20 million based on its allegations of breach of contract, breach of warranties and fraud. CLI has filed an answer denying liability and has asserted cross-claims against Keytech for amounts due and unpaid for equipment sold by CLI to Keytech.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 1997 a special meeting of the stockholders was held whereby shareholders voted on the following proposals:

1. Proposal for the approval and adoption of an Agreement and Plan of Merger and Reorganization, dated as of January 6, 1997, by and among VTEL, VTEL-Sub, Inc. ("Merger Sub"), a direct wholly-owned subsidiary of the Company, and Compression Labs, Incorporated ("CLI"), pursuant to which Merger Sub would be merged with and into CLI, with CLI becoming a direct wholly-owned subsidiary of VTEL. The stockholders voted to approve the proposal by the following vote:

                   FOR            AGAINST         ABSTAIN      BROKER NON-VOTES
    VTEL        6,102,412         562,617          72,450          1,551,891
    CLI         8,424,203         137,158          65,245              -


2. Proposal for the approval of an amendment to the Company's Fourth Amended and Restated Certificate of Incorporation to increase the number of authorized shares. The stockholders voted to approve the proposal by the following vote:

       FOR                   AGAINST             ABSTAIN        BROKER NON-VOTES
    7,448,212                764,155             77,003                 -


3. Proposal for the approval of an amendment to the Company's 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder. The stockholders voted to approve the proposal by the following vote:

       FOR                    AGAINST            ABSTAIN        BROKER NON-VOTES
    4,373,036                2,250,524           113,919            1,551,891

                                    PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Since April 7, 1992, the Company's Common Stock has been traded in the NASDAQ-National Market System under the symbol "VTEL". The following table sets forth the range of high and low closing prices for each fiscal quarter of 1995, 1996 and 1997:

                              CALENDAR YEAR                    CALENDAR YEAR                    FISCAL YEAR
                                   1995                             1996                           1997
                           HIGH             LOW             HIGH             LOW            HIGH            LOW
         1st Quarter        $ 12.000        $  8.125          $17.250         $ 8.813        $ 10.625        $ 6.625
         2nd Quarter        $ 13.375        $  8.375          $12.625         $ 9.500        $ 11.000        $ 8.250
         3rd Quarter        $ 26.000        $ 13.250          $     -         $     -        $  8.625        $ 4.875
         4th Quarter        $ 25.125        $ 16.625          $     -         $     -        $  7.125        $ 5.500

         In May 1996, the Company changed its fiscal year end from December 31 to July 31. Therefore, the above quarterly information for 1996 reflects the first two calendar quarters of the year and the information relating to the remainder of calendar 1996 is included in the fiscal 1997 quarters (the first fiscal quarter beginning on August 1, 1996), except for July 1996 which had a low stock price of $6.375 and a high stock price of $9.6875.

         The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings, if any, for reinvestment in its business.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table sets forth consolidated financial data for VTEL as of the dates and for the periods indicated. All such data reflects the Merger with CLI on May 23, 1997, which was accounted for as a pooling of interests. The consolidated operations data for the years ended December 31, 1994 and 1995; the seven months ended July 31, 1996, and the year ended July 31, 1997 has been derived from the audited consolidated financial statements of VTEL included elsewhere herein. The consolidated operations data for the year ended December 31, 1993 has been derived from the audited consolidated financial statements of VTEL not included herein. The consolidated operations data for the year ended December 31, 1992 has been derived from the unaudited consolidated financial statements of VTEL not included herein.

         The consolidated balance sheet data as of July 31, 1996 and 1997 has been derived from the audited consolidated financial statements of VTEL included elsewhere herein. The consolidated balance sheet data as of December 31, 1992, 1993, 1994 and 1995 has been derived from the audited consolidated financial statements of VTEL not included herein.

         The consolidated financial data as of July 31, 1995 and for the seven months then ended have been derived from the unaudited consolidated financial statements of VTEL not included herein. The unaudited consolidated financial data include all adjustments, consisting of normal recurring adjustments, which VTEL considers necessary for a fair presentation of its financial position as of such dates and the results of operations and cash flows for such periods. The selected financial data should be read in conjunction with the consolidated financial statements of VTEL and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                 FOR THE              FOR THE
                                                        FOR THE YEARS                          SEVEN MONTHS            YEAR
                                                            ENDED                                 ENDED               ENDED
                                                         DECEMBER 31,                            JULY 31,            JULY 31,
                                        1992         1993         1994         1995          1995         1996         1997
                                     UNAUDITED                                            UNAUDITED
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA:
 Revenues                                $121,098    $126,547    $169,189    $191,074     $ 98,079     $ 96,962     $ 191,023
 Gross margin                              40,326      39,089      66,380      66,843       39,971       35,980        74,702
 Net loss from continuing operations       (1,931)    (21,518)     (4,816)    (17,301)      (4,335)     (18,507)      (44,271)
 Net income (loss)                         (1,796)    (12,817)         169    (53,843)      (3,811)     (18,507)      (52,054)
 Net loss per share from
  continuing operations                     (0.14)      (1.51)      (0.27)      (0.90)       (0.24)       (0.87)        (2.10)
 Net income (loss) per share                (0.13)      (0.90)        0.01      (2.81)       (0.21)       (0.87)        (2.45)

 BALANCE SHEET DATA:
 Working capital                         $ 67,064    $ 85,335    $ 85,088    $ 93,330     $ 76,023     $ 77,091      $ 39,528
 Total assets                             137,010     170,469     178,086     223,061      182,082      175,092       131,135
 Long-term debt                                10       1,020         494         985        1,278            -             -
 Stockholders' equity                      95,183     117,595     124,185     139,512      126,739      122,238        76,765

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

         On May 23, 1997, shareholders of VTEL and CLI approved the Merger of VTEL-Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of VTEL ("Merger Sub"), with and into CLI, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), with CLI becoming a direct wholly-owned subsidiary of VTEL. As a result of the Merger, (i) the outstanding shares of CLI's common stock, par value $.001 per share ("CLI Common Stock"), were converted into the right to receive 0.46 shares of common stock of VTEL, par value $.01 per share ("VTEL Common Stock"), per share of CLI Common Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof), and (ii) the outstanding shares of CLI Series C Preferred Stock, par value $.001 per share ("CLI Preferred Stock"), were converted into the right to receive 3.15 shares of VTEL Common Stock per share of CLI Preferred Stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The CLI shares were exchanged for a total of 8,424,741 shares of VTEL Common Stock. The acquisition was accounted for as a pooling of interests and accordingly, the consolidated financial information has been restated for all periods to include the accounts of both VTEL and CLI.

         The restatement of the consolidated financial information combines the financial information of VTEL and CLI giving retroactive effect to the Merger as if the two companies had operated as a single company for all periods presented. However, the two companies operated independently prior to the Merger and the historical changes and trends in the financial condition and results of operations of these two companies resulted from independent activities. Nonetheless, the following management's discussion and analysis of financial condition and results of operations attempts to relate the activities which resulted in the changes in financial condition and results of operations of the combined company, taking into consideration that a trend or change in the historical results of the combined entity was caused by many events related to each individual company operating independently as competitors. The financial information presented on a historical restated basis is not indicative of the financial condition and results of operations that may have been achieved in the past or will be achieved in the future had the companies operated as a single entity for the periods presented. The following discussion of the consolidated operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

         In May 1996, the Company changed its fiscal year end from December 31 to July 31. The accompanying financial information includes the results of operations and cash flows for the seven month transition period ended July 31, 1996 with comparative presentation of the unaudited results for the seven months ended July 31, 1995. Results of operations for the seven month periods ended July 31, 1996 and 1995 are not necessarily indicative of the operating results which would be expected for a full year.

RESULT OF OPERATIONS

         The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's consolidated statement of operations:

                                               FOR THE                   FOR THE SEVEN            FOR THE
                                             YEARS ENDED                 MONTHS ENDED           YEAR ENDED
                                             DECEMBER 31,                  JULY 31,              JULY 31,
                                          1994          1995          1995          1996           1997
                                                                   (UNAUDITED)
Revenues                                  100.0%        100.0%        100.0%        100.0%         100.0%
Gross margin                               39.2          35.0          40.8          37.1           39.1
Selling, general and administrative        31.0          32.7          32.0          40.1           34.2
Research and development                   11.2          11.1          12.1          16.8           12.8
Total operating expenses                   42.2          44.4          45.0          58.0           62.9
Other income, net                           0.2           0.4           0.2           1.8            0.6
Net loss from continuing operations        (2.8)         (9.1)         (4.4)        (19.1)         (23.2)
Net income (loss)                           0.1%        (28.2)%        (3.9)%       (19.1)%        (27.3)%

FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995 AND JULY 31, 1997 AND THE SEVEN MONTHS ENDED JULY 31, 1995 AND 1996.

Revenues

         Consolidated revenues increased from $169.2 million in fiscal 1994 to $191.1 million in fiscal 1995, an increase of 13%. Consolidated revenues slightly decreased from $191.1 million in fiscal 1995 to $191.0 million in fiscal 1997. Consolidated revenues decreased from $98.1 million for the seven months ended July 31, 1995 to $97.0 million for the seven months ended July 31, 1996, a decrease of 1%.

         The Company has generally experienced a trend of growth in consolidated digital visual communication product revenues due to increased unit shipments of as a result of product enhancements, market acceptance of the Company's digital visual communication products, price reductions, and increased sales and marketing focus by the Company. However, total consolidated product revenues declined from the year ended December 31, 1995 to the year ended July 31, 1997 and from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 as a result of a trend of decreasing digital visual communication product revenues by the Company's wholly-owned subsidiary, CLI, due to product transition issues and distraction of the attention of CLI's management due to an attempt to diversify in the broadcast products division that ultimately was sold in June 1996.

          The Company has experienced a trend of revenue growth in consolidated service revenues as a result of an increase in service and systems integration revenues generated from the assets acquired in the ICS Transaction in November 1995 (see Note 3 to the Consolidated Financial Statements) and an increase in the installed base of digital visual communication products resulting in a larger revenue base for services.

         The following table summarizes the Company's group digital visual communication and multipoint control unit sales activity:

                                                                                                       FOR THE
                                                               FOR THE              FOR THE SEVEN       YEAR
                                                              YEARS ENDED            MONTHS ENDED       ENDED
                                                              DECEMBER 31,             JULY 31,        JULY 31,
                                                              1994    1995         1995       1996       1997
                                                                               (Unaudited)
                 Large-group digital visual
                  communication systems                      3,456   3,607          1,903      1,654     3,595
                 Small-group digital visual
                  communication systems                        201     334            201         69       690
                 MCU II(TM) - second-generation                269     223            113         81       213
                                                             -----   -----          -----      -----     -----
                 Multipoint control units Total units        3,926   4,164          2,217      1,804     4,498
                                                             =====   =====          =====      =====     =====

         International sales as a percentage of total consolidated product revenues were 18%, 23% and 26% for the years ended December 31, 1994 and 1995 and July 31, 1997 and were 22% and 21% for the seven months ended July 31, 1995 and 1996. The increase in international revenues as a percentage of total consolidated product revenues is the result of increased penetration into foreign markets such as Europe, China, the Far East and Latin America.

         The Company believes its foreign currency exposure to be relatively low in that foreign sales are predominantly in U.S. dollars. The Company does not engage in any currency hedging programs that utilize foreign currency contracts, options or other derivative instruments to hedge the Company's foreign currency risk.

         While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. Consistent with many companies in the technology industry, the Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of distributing its products primarily through resellers. Because expense levels are based on the Company's expectations as to future revenues, the Company's expense base is relatively fixed in the short term. If revenue levels are below expectations, operating results may be materially and adversely affected and net income is likely to be disproportionately adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by the Company or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future.

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

Gross margin

         Gross margins were 39%, 35% and 39% for the years ended December 31, 1994 and 1995 and July 31, 1997 and were 41% and 37% for the seven months ended July 31, 1995 and 1996.

         The Company's gross margin trend indicates relatively consistent gross margins with the exception of a significant decline which occurred during the year ended December 31, 1995 as a result of an $11.0 million charge taken in November 1995 by the Company's subsidiary, CLI, to reduce the carrying amount of certain assets, primarily inventory and capitalized software related to a restructuring of its digital videoconferencing products division. Gross margins also declined from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 as service and integration revenues became a larger proportion of total revenues during the seven months ended July 31, 1996 due to incremental revenues generated by the Company's systems integration and service operations which were acquired in November 1995. The Company's systems integration and service operations carry a lower gross margin percentage than its product revenues such that the Company's overall gross margin is lower. Although the systems integration and service revenues related to assets acquired in connection with the ICS Transaction generally carry a lower gross margin, the systems integration and service activities also generally carry lower operating expenses than the Company's other revenue sources.

         During the periods presented, the Company's gross margin trend has been affected by changes in the Company's sales mix to higher margin products with more features and lower per unit manufacturing costs realized by the distribution of relatively fixed manufacturing overhead costs over a greater number of units shipped, offset by the impact of lower average selling prices and a higher proportion of service and systems integration revenues which generally carry a lower gross margin than the Company's digital visual communication products.

         The Company expects gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products which may carry a lower gross margin. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of digital visual communication systems attempt to balance performance, functionality and cost. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.

Selling, general and administrative

         Selling, general and administrative expenses of $65.4 million in fiscal 1997 increased by 5% from $62.5 million in fiscal 1995, which increased by 19% from $52.5 million in fiscal 1994. Selling, general and administrative expenses were 31%, 33% and 34% of revenues for the years ended December 31, 1994 and 1995 and July 31, 1997. The trend of selling, general and administrative expenses as a percentage of revenues indicates a growth in selling, general and administrative expenses with small or no increases in revenues. However, the overall increase in selling, general and administrative expenses as a percentage of revenues during the periods presented is the net effect of opposite trends experienced by VTEL, on a stand-alone basis prior to the Merger, and its wholly-owned subsidiary, CLI. While VTEL, on a stand-alone basis, experienced increases in revenues at a rate that was faster than the growth in selling, general and administrative expenses, its wholly-owned subsidiary, CLI, experienced declines in revenues without a proportionate decline in selling, general and administrative expenses. The net effect of the two entities is a trend of increasing selling, general and administrative expenses as a percentage of revenues. The Company expects that the Merger will result in economies of scale that can be realized by the combined companies in sales, marketing and administration such that these expenses will decline as a percentage of revenues.

         Selling, general and administrative expenses increased from $31.4 million for the seven months ended July 31, 1995 to $38.8 million for the seven months ended July 31, 1996, an increase of 24%. Selling, general and administrative expenses were 32% and 40% of revenues for the seven months ended July 31, 1995 and 1996. Selling, general and administrative expenses increased from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 due to the incremental selling, general and administrative expenses associated with the systems integration and service operations acquired in connection with the ICS Transaction in November 1995 and a $1.7 million charge taken by the Company's wholly-owned subsidiary, CLI, during the seven months ended July 31, 1996 to restructure its videoconferencing business. The charges related primarily to severance and related costs associated with headcount reductions.

Research and development expense

         Research and development expenses of $24.5 million in fiscal 1997 increased by 15% from $21.3 million in fiscal 1995, which increased by 12% from $19.0 million in 1994. Research and development expenses were 11%, 11% and 13% of revenues for the years ended December 31, 1994 and 1995 and July 31, 1997. Research and development expenses increased due to increased research and development investments made by the Company to develop new products. The Company began to increase research and development activities in 1993 to produce new products, including a platform for its personal desktop system, a small group system and its second generation multipoint control unit. The trend of research and development expenses as a percentage of revenues is the net result of a decline in research and development expenses as a percentage of revenues experienced by VTEL, on a stand-alone basis, due to an increase in revenues at a faster rate than the increase in research and development expenses, offset by an increase in research and development expenses as a percentage of revenues experienced by the Company's wholly-owned subsidiary, CLI, due to a trend of declining revenues without a related decline in research and development expenses as a result of CLI focusing on the development of its next generation product platform.

         Research and development expenses increased from $11.9 million for the seven months ended July 31, 1995 to $16.3 million for the seven months ended July 31, 1996, an increase of 37%. Research and development expenses were 12% and 17% of revenues for the seven months ended July 31, 1995 and 1996. Research and development expenses increased from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 as a result of the Company's efforts to develop its Leadership Conferencing(TM) and Team Conferencing(TM) systems which were introduced at the end of calendar 1995 and the beginning of calendar 1996, respectively. Research and development expenses also increased as a result of the reassignment of Company research and development personnel who had been involved with the Intel joint development projects in 1995 to the Company's other projects (see Note 9 to the Company's Consolidated Financial Statements). Additionally, research and development expenses increased as a result of the Company's wholly-owned subsidiary, CLI, shifting its development efforts from software development to hardware development during the seven months ended July 31, 1996, which resulted in less capitalization of development costs related to software development.

         The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. New products are generally characterized by increased functionality and better picture quality at lower bandwidths and at reduced prices. The introduction of products, by either the Company or its competitors, embodying new technology and the emergence of new industry standards may render existing products obsolete and unmarketable. The Company's ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and prices acceptable to the market will be a significant factor in the Company's ability to grow and to remain competitive. Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs.

Interest income and expense

         Interest income was $1.1 million, $1.8 million and $2.7 million for the years ended December 31, 1994 and 1995 and July 31, 1997 and was $0.7 million and $1.9 million for the seven months ended July 31, 1995 and 1996. Changes in interest income are based on interest rates earned on invested cash and cash balances available for investment. Interest income increased during the year ended December 31, 1995 in comparison with the year ended December 31, 1994 and increased during the seven months ended July 31, 1996 in comparison with the seven months ended July 31, 1995 due to an increase in the Company's cash and investment balances resulting from the completion of a secondary offering in October 1995 which generated net proceeds of approximately $57.0 million. Interest income increased during the year ended July 31, 1997 compared with the previous periods presented due to an increase in the Company's cash and investment balances resulting from the completion of a private placement of preferred stock by the Company's wholly-owned subsidiary, CLI, in October 1996 which generated net proceeds of approximately $7.0 million.

         Interest expense was $0.8 million, $1.1 million and $1.6 million for the years ended December 31, 1994 and 1995 and July 31, 1997 and was $0.7 million and $0.4 million for the seven months ended July 31, 1995 and 1996. Interest expense relates only to the Company's wholly-owned subsidiary, CLI, which relied on lines of credit to fund working capital and capital investment requirements. Interest expense was increased from the year ended December 31, 1994 to the years ended December 31, 1995 and July 31, 1997 as a result of higher average borrowings at higher interest rates during the year ended December 31, 1995. The Company incurred less interest expense during the seven months ended July 31, 1996 in comparison with the seven months ended July 31, 1995 as a result of a decrease in average borrowings during the seven months ended July 31, 1996.

Income taxes

         The Company has experienced substantial changes in ownership as defined by the Internal Revenue Code. These changes result in annual limitations of the amount of net operating loss carryforward generated prior to each change which can be utilized to offset future taxable income. As a result of the ownership change at CLI at the date of the Merger, a portion of CLI's net operating loss carryforward generated prior to the Merger will never be available to offset future taxable income due to the effect of the annual limitation and the expiration of the related net operating losses. Therefore, the unavailable portion of the net operating loss carryforward is not considered in determining the deferred tax asset at July 31, 1997.

         At July 31, 1997, the Company had total domestic net operating loss carryforwards of $68.2 million ($24.1 million and $44.1 million for VTEL and CLI, respectively). The portions of these carryforwards available for utilization during fiscal 1998 (in consideration of the annual limitations of $4.6 million and $2.6 million for VTEL and CLI, respectively) are $14.4 million.

         Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax asset. Accordingly, no deferred taxes have been recorded for the years ended December 31, 1994 and 1995, for the seven months ended July 31, 1996 and for the year ended July 31, 1997.

Discontinued operations

         In November 1995, the Company's wholly-owned subsidiary, CLI, adopted a plan to discontinue operations of its broadcast products division and focus its efforts and resources in developing and marketing videoconferencing products. CLI subsequently developed a restructuring plan for its videoconferencing products division which resulted in adjustments that were recorded during the year ended December 31, 1995 related to the carrying amounts of certain assets, primarily inventories, capitalized software development costs and accounts receivable. During the seven months ended July 31, 1996, CLI also reduced its workforce and identified a number of offices that would be closed. Severance and other expenses totaling approximately $1.7 million associated with these actions are reflected in the result of operations for the seven months ended July 31, 1996.

         In June 1996, CLI completed the sale of certain assets of its broadcast products division. During the year ended July 31, 1997, CLI revised the amount of loss associated with disposing of the broadcast products division and recorded an additional charge of $7.8 million, primarily due to additional at-risk receivables that were subsequently identified (see Note 6 to the Consolidated Financial Statements).

Net income (loss)

         The Company generated net losses from continuing operations of $4.8 million, $17.3 and $44.3 million for the years ended December 31, 1994 and 1995 and July 31, 1997 and $4.3 million and $18.5 million for the seven months ended July 31, 1995 and 1996. The trend of increasing net losses during the years ended December 31, 1994 and 1995 is the net effect of a trend of periodic net income generated by VTEL, on a stand-alone basis, during these periods, offset by a trend of significant increasing losses incurred by the Company's wholly-owned subsidiary. The increases in net income generated by VTEL, on a stand-alone basis, during these periods was due to improved gross margins and growth in revenues at a higher rate than growth in operating expenses. The Company's wholly-owned subsidiary, CLI, experienced increasing net losses during these periods due to a trend of declining revenues without a proportionate decline in operating expenses and due to charges taken for settlement of litigation during the year ended December 31, 1995.

         The increase in net losses incurred from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 is the result of independent charges taken by both VTEL and its wholly-owned subsidiary, CLI, related to restructuring activities and the effect of CLI's decision to discontinue operations relating to its broadcast products division in November 1995.

         The loss incurred during the year ended July 31, 1997 is primarily the result of merger and other expenses of $29.4 million, consisting of transaction expenses of $5.7 million and restructuring and other expenses of $23.7 million, recorded during the year ended July 31, 1997.

         Transaction expenses include legal, accounting, investment banking and printing fees. Restructuring and other expenses include amounts related to the consolidation of facilities; severance costs relating to workforce reductions; impairment charges related to certain intangibles, property and equipment, receivables and inventories; and provision for the discharge of contingent liabilities.

Other factors affecting results of operations

         The integration of operations following the Merger will require the dedication of management resources which will temporarily detract from attention to the day-to-day business of the combined company. The difficulties of integration may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. Following the Merger, the Company is attempting to reduce expenses by the consolidation of facilities, employees, marketing programs and other expenses. Subsequent to such reductions, the Company intends to reinvest much of these cost savings in programs aligned with its current strategic initiatives. There can be no assurance that the Company will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. Additionally, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the Merger. Such effects could materially reduce the earnings of the combined company during the transition period. There can be no assurance that the effort at product transition or that the integration of the product lines of the two companies will not have material adverse effects on results of operations. The markets for the Company's products are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While the Company attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events will be an ongoing challenge and may result in revenue shortfalls during certain periods of time.

         The Company's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market segment, introduction of new products by competitors, increased competition due to the entrance of other companies into the videoconferencing market segment - especially more established companies with greater resources than those of the Company, delay in the introduction of higher performance products, market acceptance of new products introduced by the Company, price competition, interruption of the supply of low-cost products from third-party manufacturers, changes in general economic conditions in any of the countries in which the Company does business, adverse legal disputes and delays in purchases relating to federal government procurement.

         There can be no assurance that the present and potential customers of the Company will continue their current buying patterns without regard to the Merger, and any significant delay or reduction in orders could have an adverse effect on the near-term business and results of operations of the combined company.

         Generally, the shares issued by the Company to consummate the Merger are freely tradable, subject to certain resale restrictions for affiliates pursuant to Rules 144 or 145 under the Securities Act. An aggregate of approximately 1.1 million of the shares issued in the Merger are beneficially owned by affiliates of CLI and therefore, subject to resale restrictions. However, the Company provided certain registration rights to the holders of such shares. The sale of a significant number of the foregoing shares could cause substantial fluctuations in the price of the Company's Common Stock over short time periods.

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

         Further, this Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that relate to future results or events and are based on the Company's current expectations. There are many factors that affect the Company's business and results of operations, all of which involve risks and uncertainties that could cause actual results to differ materially from those reflected in those forward- looking statements, including the risks discussed above and elsewhere herein.

Share repurchase program

         During the seven months ended July 31, 1996, the Company adopted a share repurchase program pursuant to which the Company repurchased shares of its Common Stock in the open market. During fiscal 1997, the Company purchased 455,200 shares of its Common Stock for approximately $3.7 million. All of the repurchased shares were reissued during fiscal 1997 to fulfill requirements for the Company's Common Stock. In February 1997, the Company terminated the stock repurchase program.

Liquidity and capital resources

         At July 31, 1997, the Company had working capital of $39.5 million, including $25.1 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $2.9 million and $8.8 million for the years ended December 31, 1994 and 1995. Cash used in operating activities was $15.2 million for the year ended July 31, 1997. Cash used by operating activities was $1.0 million and $11.1 million for the seven months ended July 31, 1995 and 1996. Changes in cash from operating activities are primarily the result of the net losses or income generated by the Company and changes in working capital, primarily increases and decreases in accounts receivable, inventories and accounts payable.

         Cash used in investing activities was $17.8 million and $77.9 million for the years ended December 31, 1994 and 1995. The increase in cash used in investing activities is the result of increased capital expenditures for property and equipment used to support the growth in the Company's operations, primarily sales and marketing and product development efforts, and the investment of the cash proceeds from the Company's secondary offering in November 1995 which netted approximately $57.0 million less the cash used of approximately $10.7 million to purchase the systems integration and service operations in connection with the ICS Transaction. Cash provided by investing activities was $23.3 million for the year ended July 31, 1997 primarily due to the utilization of investments to finance the Company's operations during the period, which included large cash requirements associated with the Merger.

         Cash used in investing activities was $16.4 million for the seven months ended July 31, 1995 compared with cash provided by investing activities of $1.2 million for the seven months ended July 31, 1996. Cash used in investing activities was primarily the result of capital expenditures. Capital expenditures were $11.0 million and $11.1 million for the seven months ended July 31, 1995 and 1996. Cash provided by investing activities during the seven months ended July 31, 1996 included the proceeds from the sale of assets related to discontinued operations of the Company's wholly- owned subsidiary, CLI.

         Cash provided by financing activities was $6.0 million and $69.2 million for the years ended December 31, 1994 and 1995. Cash provided by financing activities increased during the year ended December 31, 1995 in comparison with the year ended December 31, 1994 due to financing activities during the year ended December 31, 1995 related to the sale of the Company's Common Stock which netted approximately $57.0 million. Cash used in financing activities was $5.1 million for the year ended July 31, 1997 primarily as a result of the purchase of treasury stock by the Company and the repayment of debt by the Company's wholly-owned subsidiary, CLI, offset by the sale of preferred stock by CLI during the year ended July 31, 1997.

         Cash provided by financing was $4.9 million for the seven months ended July 31, 1995 compared to cash used in financing activities of $3.9 million for the seven months ended July 31, 1996. Cash provided by financing activities during the seven months ended July 31, 1995 was related to the sale of stock by the Company's wholly-owned subsidiary, CLI, which netted approximately $4.9 million. Cash used in financing activities during the seven months ended July 31, 1996 was related to the reduction in borrowings of approximately $4.4 million from cash generated from the sale of the broadcast products division in June 1996 by CLI.

         The Company has a $10.0 million revolving line of credit available with a financial institution. No amounts have been drawn or are outstanding under the line of credit. The Company's principal sources of liquidity at July 31, 1997 consist of $25.1 million of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit.

Recent pronouncements

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting and Disclosure of Stock-Based Compensation." SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to continue to apply the existing accounting rules contained in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

         Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, the Company periodically evaluates its long-lived assets and intangible assets to determine if an impairment has occurred. The adoption of SFAS No. 121 did not have any effect on the Company's consolidated financial position or result of operations.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and upon adoption requires restatement of all prior period EPS data presented. The Company will implement this standard for the year ended July 31, 1998. The implementation of the standard will result in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. Under SFAS No. 128, basic and diluted EPS are not expected to differ materially from the amounts currently reported.


                                     * * *

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants                                                                     28

Independent Auditors' Report                                                                          29

Financial Statements:

     Consolidated Balance Sheet as of July 31, 1996 and 1997                                          30

     Consolidated Statement of Operations for the years ended
           December 31, 1994 and 1995, the seven months ended
           July 31, 1995 (unaudited) and 1996, and the year ended July 31, 1997                       31

     Consolidated Statement of Changes in Stockholders' Equity for the
           years ended December 31, 1994 and 1995, the seven months ended
           July 31, 1996 and the year ended July 31, 1997                                             32

     Consolidated Statement of Cash Flows for the years ended
           December 31, 1994 and 1995, the seven months ended
           July 31, 1995 (unaudited) and 1996, and the year ended July 31, 1997                       33

     Notes to Consolidated Financial Statements                                                       34

Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                                                  54

     Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of VTEL Corporation


         In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VTEL Corporation and its subsidiaries at July 31, 1996 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, for the seven months ended July 31, 1996, and for the year ended July 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Compression Labs, Incorporated, which statements reflect revenues of $114,958,000 and $112,979,000 for the years ended December 31, 1994 and 1995, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it related to the amounts included for Compression Labs, Incorporated, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Austin, Texas
September 24, 1997

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
of Compression Labs, Incorporated

         We have audited the consolidated statements of operations, changes in stockholders' equity and of cash flows of Compression Labs, Incorporated and subsidiaries for each of the years in the two-year period ended December 31, 1995 (not presented herein). In connection with our audits of the aforementioned consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements of Compression Labs, Incorporated referred to above present fairly, in all material respects, the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



KPMG Peat Marwick LLP

San Jose, California
March 13, 1996

VTEL CORPORATION

CONSOLIDATED BALANCE SHEET
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                              JULY 31,
                                                                        1996           1997
ASSETS
Current assets:
    Cash and equivalents                                           $   1,973      $   4,757
    Short-term investments                                            48,307         20,299
    Accounts receivable, net of allowance for doubtful
      accounts of $7,875 and $10,722 at July 31, 1996 and 1997        47,958         43,707
    Inventories                                                       29,308         22,244
    Prepaid expenses and other current assets                          2,399          2,891
                                                                   ---------      ---------
       Total current assets                                          129,945         93,898

Property and equipment, net                                           25,792         21,660
Intangible assets, net                                                13,730         12,768
Capitalized software, net                                              3,561             --
Other assets                                                           2,064          2,809
                                                                   ---------      ---------
       Total assets                                                $ 175,092      $ 131,135
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                                $  10,656      $      --
    Accounts payable                                                  20,694         25,699
    Accrued merger and other expenses                                     --          9,704
    Accrued compensation and benefits                                  4,203          4,552
    Other accrued liabilities                                          6,588          3,070
    Deferred revenue                                                   9,150         11,345
    Research and development advance                                     906             --
    Accrued expenses, discontinued operations                            657             --
                                                                   ---------      ---------
       Total current liabilities                                      52,854         54,370
                                                                   ---------      ---------

Commitments and contingencies (Note 11)                                   --             --

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 authorized;
      none issued or outstanding                                          --             --
    Common stock, $.01 par value; 40,000,000 authorized;
      21,498,000, and 22,873,000 issued and outstanding
      at July 31, 1996 and 1997                                          215            229
    Additional paid-in capital                                       245,585        254,880
    Accumulated deficit                                             (123,713)      (178,234)
    Cumulative translation adjustment                                    151              5
    Unearned compensation                                                 --           (115)
                                                                   ---------      ---------
       Total stockholders' equity                                    122,238         76,765
                                                                   ---------      ---------
                                                                   $ 175,092      $ 131,135
                                                                   =========      =========

                   The accompanying notes are an integral part of these consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                           FOR THE YEARS                 FOR THE SEVEN          FOR THE YEAR
                                                               ENDED                      MONTHS ENDED              ENDED
                                                           DECEMBER 31,                      JULY 31,               JULY 31,
                                                         1994           1995           1995            1996           1997
                                                                                 (UNAUDITED)
REVENUES:
    Products                                           $ 159,350      $ 169,455      $  89,207      $  74,098      $ 150,791
    Services and other                                     9,839         21,619          8,872         22,864         40,232
                                                       ---------      ---------      ---------      ---------      ---------
                                                         169,189        191,074         98,079         96,962        191,023
                                                       ---------      ---------      ---------      ---------      ---------

COST OF SALES:
    Products                                              94,583        109,653         52,523         44,390         87,231
    Services and other                                     8,226         14,578          5,585         16,592         29,090
                                                       ---------      ---------      ---------      ---------      ---------
                                                         102,809        124,231         58,108         60,982        116,321
                                                       ---------      ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------      ---------
Gross margin                                              66,380         66,843         39,971         35,980         74,702
                                                       ---------      ---------      ---------      ---------      ---------

Selling, general and administrative                       52,502         62,511         31,397         38,842         65,399
Research and development                                  19,004         21,283         11,878         16,274         24,460
Merger and other                                              --            897            897            553         29,397
Amortization of intangible assets                             --             80             --            560            960
                                                       ---------      ---------      ---------      ---------      ---------
    Total operating expenses                              71,506         84,771         44,172         56,229        120,216
                                                       ---------      ---------      ---------      ---------      ---------

    Loss from operations                                  (5,126)       (17,928)        (4,201)       (20,249)       (45,514)
                                                       ---------      ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
    Interest income                                        1,051          1,802            699          1,901          2,736
    Interest expense                                        (804)        (1,142)          (655)          (424)        (1,582)
    Other                                                    103             54            164            265             77
                                                       ---------      ---------      ---------      ---------      ---------
                                                             350            714            208          1,742          1,231
                                                       ---------      ---------      ---------      ---------      ---------

Net loss from continuing operations
    before provision for income taxes                     (4,776)       (17,214)        (3,993)       (18,507)       (44,283)

    Benefit (provision) for income taxes                     (40)           (87)          (342)            --             12
                                                       ---------      ---------      ---------      ---------      ---------
Net loss from continuing operations                       (4,816)       (17,301)        (4,335)       (18,507)       (44,271)
                                                       ---------      ---------      ---------      ---------      ---------

DISCONTINUED OPERATIONS:
    Net income (loss) from operations                      4,985         (1,941)           524             --         (7,783)
    Loss on disposal                                          --        (34,601)            --             --             --
                                                       ---------      ---------      ---------      ---------      ---------
Net income (loss) from discontinued operations             4,985        (36,542)           524             --         (7,783)
                                                       ---------      ---------      ---------      ---------      ---------

Net income (loss)                                      $     169      $ (53,843)     $  (3,811)     $ (18,507)     $ (52,054)
                                                       =========      =========      =========      =========      =========

COMPUTATION OF NET INCOME (LOSS) PER SHARE:

    Net loss from continuing operations                $  (4,816)     $ (17,301)     $  (4,335)     $ (18,507)     $ (44,271)
    Deemed preferred stock dividend related to
       conversion discount                                    --             --             --             --         (2,527)
                                                       ---------      ---------      ---------      ---------      ---------
    Adjusted net loss from continuing operations          (4,816)       (17,301)        (4,335)       (18,507)       (46,798)

    Net income (loss) from discontinued operations         4,985        (36,542)           524             --         (7,783)
                                                       ---------      ---------      ---------      ---------      ---------

    Net income (loss) applicable to common stock       $     169      $ (53,843)     $  (3,811)     $ (18,507)     $ (54,581)
                                                       =========      =========      =========      =========      =========

Net loss per share from continuing operations          $   (0.27)     $   (0.90)     $   (0.24)     $   (0.87)     $   (2.10)
Net income (loss) per share from
  discontinued operations                                   0.28          (1.91)          0.03             --          (0.35)
                                                       =========      =========      =========      =========      =========
Net income (loss) per share                            $    0.01      $   (2.81)     $   (0.21)     $   (0.87)     $   (2.45)
                                                       =========      =========      =========      =========      =========

Weighted average shares outstanding                       17,518         19,131         17,821         21,393         22,255
                                                       =========      =========      =========      =========      =========

                   The accompanying notes are an integral part of these consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                COMMON STOCK
                                           ----------------------                                            TOTAL
                                           NUMBER OF                 PAID-IN    ACCUMULATED               STOCKHOLDERS'
                                            SHARES        AMOUNT     CAPITAL      DEFICIT       OTHER        EQUITY
                                           ---------    ---------   ---------    ---------    ---------   -------------
BALANCE AT DECEMBER 31, 1993                  16,301    $     163   $ 169,076    $ (51,532)   $    (112)   $ 117,595
    Proceeds from sale of stock                   68            1       1,972           --           --        1,973
    Proceeds from stock issued
      under employee plans                       360            4       3,659           --           --        3,663
    Exercise of stock warrants                    30           --         528           --           --          528
    Amortization of unearned
      compensation                                --           --          --           --           23           23
    Foreign currency translation
      adjustment                                  --           --          --           --          234          234
    Net income                                    --           --          --          169           --          169
                                           ---------    ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1994                  16,759          168     175,235      (51,363)         145      124,185
    Proceeds from sale of stock                3,312           33      61,927           --           --       61,960
    Proceeds from stock issued
      under employee plans                       546            5       3,220           --           --        3,225
    Exercise of stock warrants                    15           --         249           --           --          249
    Stock issued for acquired
      assets (Note 3)                            260            3       3,721           --           --        3,724
    Amortization of unearned
      compensation                                --           --          --           --           21           21
    Foreign currency translation
      adjustment                                  --           --          --           --           (9)          (9)
    Net loss                                      --           --          --      (53,843)          --      (53,843)
                                           ---------    ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1995                  20,892          209     244,352     (105,206)         157      139,512
    Proceeds from stock issued
      under employee plans                       178            2       1,237           --           --        1,239
    Proceeds from exercise
      of stock warrants                          428            4          (4)          --           --           --
    Foreign currency translation
      adjustment                                  --           --          --           --           (6)          (6)
    Net loss                                      --           --          --      (18,507)          --      (18,507)
                                           ---------    ---------   ---------    ---------    ---------    ---------
BALANCE AT JULY 31, 1996                      21,498          215     245,585     (123,713)         151      122,238
    Proceeds from sale of stock                1,258           13       7,703           --           --        7,716
    Proceeds from stock issued
      under employee plans                       572            1       2,503           --           --        2,504
    Purchase and issuance of
      treasury stock                            (455)          --      (1,275)      (2,467)          --       (3,742)
    Unearned compensation                         --           --         364           --         (364)          --
    Amortization of unearned
      compensation                                --           --          --           --          249          249
    Foreign currency translation
      adjustment                                  --           --          --           --         (146)        (146)
    Net loss                                      --           --          --      (52,054)          --      (52,054)
                                           =========    =========   =========    =========    =========    =========
BALANCE AT JULY 31, 1997                      22,873    $     229   $ 254,880    $(178,234)   $    (110)   $  76,765
                                           =========    =========   =========    =========    =========    =========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                             FOR THE YEARS             FOR THE SEVEN        FOR THE YEAR
                                                                ENDED                   MONTHS ENDED           ENDED
                                                              DECEMBER 31,                JULY 31,            JULY 31,
                                                           1994         1995         1995         1996          1997
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $     169    $ (53,843)   $  (3,811)   $ (18,507)   $ (52,054)
    Adjustments to reconcile net income (loss)
    to net cash from operations:
       Depreciation and amortization                        13,038       20,898        7,858        8,294       12,667
       Provision for doubtful accounts                          80           40            8           18        4,145
       Amortization of unearned compensation                    23           21           11           --          249
       Amortization of deferred gain                          (107)        (100)         (57)         (56)          --
       Foreign currency translation gain (loss)                 48           40          (83)        (216)          (3)
       (Increase) decrease in accounts receivable           (9,518)      (4,007)     (15,651)      10,324          106
       (Increase) decrease in inventories                   (1,868)       9,647         (725)      (7,367)       7,064
       (Increase) decrease in prepaid expenses
          and other current assets                           1,992        2,107          (76)       2,522         (492)
       Increase (decrease) in accounts payable              (4,570)       7,430          263      (11,216)       5,005
       Increase (decrease) in accrued expenses               1,808       16,156        3,973      (14,562)       6,535
       (Decrease) in research and
          development advance                               (1,649)        (190)        (190)          --           (5)
       Increase (decrease) in deferred revenues              4,809         (912)      (1,098)      (1,378)       2,195
       Increase (decrease) in accrued expenses,
          discontinued operations                           (1,400)      11,503        8,614       21,016         (657)
                                                         ---------    ---------    ---------    ---------    ---------
          Net cash provided by (used in)
             operating activities                            2,855        8,790         (964)     (11,128)     (15,245)
                                                         ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                   (111,679)    (707,280)     (65,148)    (241,994)    (391,628)
    Sales and maturities of short-term investments         113,989      664,545       68,327      253,671      419,636
    Purchases of property and equipment                    (14,510)     (16,759)     (11,027)     (11,139)     (18,781)
    Sales of property and equipment                            701        1,775        1,054        1,307       11,208
    Cash paid for acquired assets (Note 3)                      --      (10,684)          --           --           --
    (Increase) decrease in capitalized software             (6,702)      (9,371)      (2,958)        (681)       3,561
    (Increase) decrease in other assets                        357         (103)      (6,662)          69         (745)
                                                         ---------    ---------    ---------    ---------    ---------
          Net cash provided by (used in)
             investing activities                          (17,844)     (77,877)     (16,414)       1,233       23,251
                                                         ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                      5,264       65,434        6,255        1,014        8,044
    Purchase of treasury stock                                  --           --           --           --       (3,742)
    Proceeds from the sale of treasury stock                    --           --           --           --        1,275
    Principal payments under capital lease obligations        (374)        (844)        (436)        (549)          --
    (Payments) borrowings under line of credit
      agreements                                             1,110        2,993       (2,801)      (2,766)          --
    Collateralized borrowings (payments)                        --        1,597        1,850       (1,589)          --
    Repayment of short-term debt                                --           --           --           --      (10,656)
                                                         ---------    ---------    ---------    ---------    ---------
          Net cash provided by (used in)
             financing activities                            6,000       69,180        4,868       (3,890)      (5,079)
                                                         ---------    ---------    ---------    ---------    ---------

Effect of translation exchange rates on cash                   186          (49)         125          210         (143)
                                                         ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash and equivalents             (8,803)          44      (12,385)     (13,575)       2,784

Cash and equivalents at beginning of period                 24,307       15,504       15,504       15,548        1,973
                                                         ---------    ---------    ---------    ---------    ---------
Cash and equivalents at end of period                    $  15,504    $  15,548    $   3,119    $   1,973    $   4,757
                                                         =========    =========    =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid                                        $      31    $      74    $      27    $      --    $      --
                                                         =========    =========    =========    =========    =========
Interest paid                                            $     804    $   1,142    $     655    $     424    $   1,582
                                                         =========    =========    =========    =========    =========
Stock issued for acquired assets (Note 3)                $      --    $   3,724    $      --    $      --    $      --
                                                         =========    =========    =========    =========    =========
Stock issued in lieu of repayment of research
    and development advance                              $      --    $      --    $      --    $      --    $     901
                                                         =========    =========    =========    =========    =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------


1.       THE COMPANY

         VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets, services and supports integrated, multi-media digital visual communication systems which operate over private and switched digital communication networks. VTEL distributes its systems to a domestic and international marketplace through a reseller network and directly to end- user customers.

         On May 23, 1997, shareholders of VTEL and Compression Labs, Incorporated, a Delaware corporation ("CLI"), approved the merger (the "Merger") of VTEL-Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of VTEL ("Merger Sub"), with and into CLI, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), with CLI becoming a direct wholly-owned subsidiary of VTEL. As a result of the Merger,
(a) the outstanding shares of CLI's common stock were converted into the right to receive 0.46 shares of common stock of VTEL for each share of CLI common stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof), and (b) the outstanding shares of CLI Series C Preferred Stock were converted into the right to receive 3.15 shares of VTEL common stock for each share of CLI preferred stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The CLI shares were exchanged for a total of 8,424,741 shares of VTEL common stock.

         The acquisition was accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated for all periods to include the accounts of CLI. Revenues, net income (loss) from continuing operations and net income (loss) of the separate companies for the periods preceding the acquisition were as follows:

                                                              VTEL            CLI              TOTAL
         YEAR ENDED DECEMBER 31, 1994
          Revenues                                           $ 54,231         $114,958         $169,189
          Net income (loss) from continuing operations             62           (4,878)          (4,816)
          Net income                                               62              107              169
         YEAR ENDED DECEMBER 31, 1995
          Revenues                                           $ 78,095         $112,979         $191,074
          Net income (loss) from continuing operations          3,739          (21,040)         (17,301)
          Net income (loss)                                     3,739          (57,582)         (53,843)
         SEVEN MONTHS ENDED JULY 31, 1996
          Revenues                                           $ 50,109         $ 46,853         $ 96,962
          Net loss from continuing operations                  (9,899)          (8,608)         (18,507)
          Net loss                                             (9,899)          (8,608)         (18,507)
         YEAR ENDED JULY 31, 1997 *
          Revenues                                           $124,438         $ 66,585         $191,023
          Net loss from continuing operations                 (28,841)         (15,430)         (44,271)
          Net loss                                            (29,905)         (22,149)         (52,054)

         * Information for CLI is through the date of the Merger, May 23, 1997.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         In connection with the Merger, the Company recorded merger and other expenses of $29,397 during the year ended July 31, 1997 as follows:

         TRANSACTION EXPENSES:
          Investment banking fees               $  2,391
          Legal and accounting fees                1,600
          Other                                    1,663
                                                --------
                                                   5,654
                                                --------

         RESTRUCTURING AND OTHER:
          Asset impairments                       12,469
          Reserve for contingent liabilities       5,271
          Severance and termination benefits       3,457
          Other                                    2,546
                                                --------
                                                  23,743
                                                --------
          Total                                 $ 29,397
                                                ========

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of VTEL's wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, warranty reserves, the valuation allowance for the gross deferred tax asset, and the amortization period for intangible assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

         In May 1996, VTEL changed its fiscal year end from December 31 to July
31. The accompanying consolidated financial statements include the results of operations and cash flows for the seven-month transition period ended July 31, 1996 with comparative presentation of the unaudited results for the seven months ended July 31, 1995.

         Revenue Recognition

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

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         Warranty Costs

         The Company generally warrants its products against hardware defects for one year from the date of installation but not to exceed fifteen months from date of shipment. A warranty is provided for software defects for ninety days from the date of installation. The Company provides currently for the estimated costs which may be incurred in the future under the warranty program.

         Software Development Costs

         Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Amortization of capitalized software begins upon initial product shipment. Software development costs are amortized (a) over the estimated life of the related product (generally thirty-six months), using the straight-line method or (b) based on the ratio of current revenues from the related products to total estimated revenues for such products, whichever is greater.

         The Company's wholly-owned subsidiary, CLI, capitalized internal software development costs of $6,645, $9,276 and $1,622 for the years ended December 31, 1994 and 1995 and July 31, 1997, respectively, and $2,957 and $563 for the seven months ended July 31, 1995 and 1996. Amortization of such costs was $5,120, $17,411 and $1,827 for the years ended December 31, 1994 and 1995 and July 31, 1997, respectively, and $1,996 and $947 for the seven months ended July 31, 1995 and 1996, respectively. In connection with the Merger, the Company recorded an impairment charge of $3,218 related to capitalized software development costs.

         Cash and Equivalents

         Cash and equivalents include cash and certificates of deposit with original maturities of three months or less at the date of acquisition.

         Short-term Investments

         Short-term investments are carried at market value, which approximates cost, at the balance sheet date. Short- term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities and commercial paper. Investment securities generally have maturities of less than one year.

         The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 1996 and 1997, all investment securities are classified as available-for-sale. No unrealized gains or losses have been recorded as a separate component of equity for the current period or prior year as market values approximate cost due to the short-term nature of the investments.

         Inventories

         Inventories are stated at the lower of cost (determined under the first-in, first-out method) or market. Cost includes the acquisition of purchased components, parts and sub-assemblies, labor and overhead.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         Property and Equipment

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

         Intangible Assets

         During the year ended December 31, 1995, VTEL acquired certain assets and a service and support infrastructure related to an operating group of another company (see Note 3). The estimated value of the intangible assets is being amortized over a period of 15 years, which is the period over which the Company expects to be able to continue to effectively utilize the service and support infrastructure to support its resellers in the offering of broader services to users of digital visual communication equipment. In accordance with Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets," the Company periodically evaluates the amortization period associated with the acquired intangible assets based upon anticipated periods of future benefit, including factors such as loss of employees with key or unique knowledge, the Company's ability to continue to successfully utilize the specialized integration and process knowledge to provide integration and support services, and other relevant factors which could require revision of the estimate of the amortization period. Appropriate adjustments, if any, to the amortization period will be made prospectively based upon such periodic evaluation.

         Research and Development Advance

         Research and development advance represents a cash advance received by VTEL under a development and license agreement (see Note 9) for the reimbursement of research and development costs incurred by VTEL in performing work specified in the agreement. The amounts used to reimburse costs incurred under the agreement were recognized as reductions of research and development expenses.

         Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date. The resultant gains or losses from translation are included in a separate component of stockholders' equity. Income and expense from the subsidiaries are translated using monthly average exchange rates.

         Income Taxes

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         Net Income (Loss) Per Share

         Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period using the treasury stock method.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------


         Net loss applicable to common stock for the year ended July 31, 1997 is computed by increasing the net loss from continuing operations by $2,527 which represents a deemed dividend related to the 20% conversion discount on the Series C Preferred Stock measured at the date of original issuance.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and upon adoption requires restatement of all prior period EPS data presented. The Company will implement this standard in fiscal 1998. The implementation of the standard will result in the presentation of a basic EPS calculation in the financial statements as well as a diluted EPS calculation. Under SFAS No. 128, basic and diluted earnings per share is not expected to differ materially from the amounts currently reported.

         Concentration of Credit Risk

         The Company sells its products to various companies across several industries, including third-party resellers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secures transactions when deemed necessary.

         Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, including cash and equivalents, short-term investments and short-term trade receivables and payables, approximates fair value. The carrying amount of short-term investments approximates fair value because of the short maturity and nature of these instruments. The Company places its cash in investment quality financial instruments and limits the amount invested in any one institution or in any type of instrument. The Company has not experienced any significant losses on its investments.

         Long-lived Assets

         The Company evaluates its long-lived assets and intangibles based on guidance provided by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of.

         Employee Stock Plans

         The Company determines the fair value of grants of stock, stock options and other equity instruments issued to employees in accordance with SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to continue to apply the existing accounting rules contained in APB No. 25, "Accounting for Stock Issued to Employees." As such, SFAS No. 123 has had no effect on the Company's financial position or results of operations.

         The Company records unearned compensation related to stock options that are issued at exercise prices which are below the fair market value of the underlying stock on the measurement date. Such unearned compensation is amortized ratably over the vesting period of the related stock options.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

3.       PURCHASE TRANSACTION

         In November 1995, VTEL purchased certain assets and a service and support infrastructure related to the Integrated Communications Systems Group of another company (the "ICS Transaction"). The transaction resulted in VTEL acquiring certain tangible assets primarily consisting of inventories, prepaid expenses and fixed assets and assuming certain deferred revenues related to extended warranty service contracts. The acquired service and support infrastructure includes a trained workforce possessing specialized systems integration and process knowledge. The transaction will allow VTEL to enhance its ability to support its resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchaser of its products, thereby allowing the resellers to more effectively provide an essential part of the services that are integral to the purchase of the Company's products.

         VTEL completed the ICS Transaction with the payment of $10,684 in cash, which includes $142 of transaction expenses, and the issuance of 260,000 shares of VTEL's unregistered common stock with an estimated market value at the time of the transaction of $3,723. The transaction was accounted for under the purchase method pursuant to which VTEL determined that approximately $14,400 of the purchase price related to intangible assets which are primarily represented by the service and support infrastructure. Amortization of the intangible asset was $80, $560 and $960 for the year ended December 31, 1995, the seven months ended July 31, 1996 and the year ended July 31, 1997, respectively.

4.       INVENTORIES

         Inventories consist of the following:

                                                         JULY 31,
                                                  1996             1997
         Raw materials                          $ 13,808          $  9,493
         Work-in-process                           2,781             4,143
         Finished goods                           10,678             7,490
         Finished goods held for
          evaluation and rental
          and loan agreements                      2,041             1,118
                                                --------          --------
                                                $ 29,308          $ 22,244
                                                ========          ========

         Finished goods held for evaluation and under rental and loan agreements consists of completed multi-media communication systems used for demonstration and evaluation purposes, which are generally sold during the next year.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

5.       PROPERTY AND EQUIPMENT

         Property and equipment is composed of the following:


                                                          JULY 31,
                                                    1996            1997
         Furniture, machinery and equipment       $ 39,496        $ 28,803
         Internal support equipment                 12,880          22,743
         Leasehold improvements                      2,369           2,872
                                                  --------        --------
                                                    54,745          54,418
         Less accumulated depreciation             (28,953)        (32,758)
                                                  --------        --------
                                                  $ 25,792        $ 21,660
                                                  ========        ========

         Depreciation and amortization expense relating to property and equipment was approximately $13,038, $20,818, $8,379 and $12,991 for the years ended December 31, 1994 and 1995, the seven months ended July 31, 1996, and the year ended July 31, 1997, respectively.

6.       DISCONTINUED OPERATIONS

         During November 1995, CLI adopted a strategic plan to discontinue operations of its broadcast products division. This division generally manufactured and sold broadcast video products to commercial end-users. The results for the division have been accounted for as discontinued operations in accordance with APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and the accompanying consolidated financial statements have been presented to reflect the discontinuation of the division.

         On June 27, 1996, CLI completed the sale of certain assets of its broadcast products division to another company in exchange for $12,500 in cash (subject to post-closing adjustments) and the assumption of $2,000 in liabilities. The purchaser assumed past warranty obligations associated with the product family covered by the sale. With the exception of the accounts receivable, CLI disposed of the remaining assets of the division to a separate buyer. During the year ended July 31, 1997, the Company recorded a provision for probable losses to fully reserve the remaining accounts receivable of the discontinued operations that were considered to be uncollectible. Such provision is reflected in the accompanying consolidated statement of operations in the net loss from discontinued operations. Net assets related to discontinued operations consist of net accounts receivable of $8,698 and nil at July 31, 1996 and 1997, respectively.

         Revenues from the discontinued division were approximately $42,029 and $36,974 for the years ended December 31, 1994 and 1995, respectively. Revenues from the discontinued division were $11,201 for the seven months ended July 31, 1996 and nil for the year ended July 31, 1997.

7.       SHORT-TERM AND LONG-TERM DEBT

         On November 28, 1994, VTEL executed a credit agreement with a financial institution which established a $10,000 revolving line of credit. Under the line of credit, VTEL may borrow up to $10,000 based on eligible accounts receivable. The line of credit provides a minimum borrowing base of $5,000. The credit agreement also provides that the Company may request the issuance of letters of credit up to a maximum of $4,000 and foreign exchange contracts subject to certain limitations.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         Any amounts outstanding under the credit agreement will bear interest at the prime rate and will be payable on the maturity date of December 13, 1998 unless VTEL converts the revolving advances to a three-year term loan, which will bear interest at the prime rate and will be payable in equal monthly installments.

         Any amounts outstanding under the credit agreement will be secured by VTEL's inventory and accounts receivable. The credit agreement requires VTEL to maintain certain financial ratios and other covenants. At July 31, 1997, VTEL had no amounts outstanding under the credit line.

         At July 31, 1996, the Company, through its wholly-owned subsidiary, CLI, also had a $15,000 revolving line of credit with a bank with an interest rate equal to the highest London Interbank Offered Rate ("LIBOR") plus 4.8% (10.9% at July 31,1996). This line of credit expired on June 30, 1997 and was repaid in full in July 1997.

8.       STOCKHOLDERS' EQUITY

         General

         In October 1995, VTEL completed a secondary offering of its common stock which consisted of the sale of 3,000,000 shares of VTEL's common stock generating net proceeds to VTEL of approximately $57,000.

         In June 1995, Intel purchased 51,898 shares of VTEL's common stock for approximately $396 pursuant to an agreement, since terminated, which enabled Intel to maintain its percentage ownership interest in VTEL. In October 1995, Intel delivered notice of its intent to exercise its warrant to purchase 1,199,124 shares of VTEL's common stock at an exercise price of $11.50 per share under an agreement which modified the provisions of the common stock and Warrant Purchase Agreement (the "Stock Agreement") between VTEL and Intel. Pursuant to the modified agreement, Intel agreed to sell to VTEL concurrently with the exercise of the warrant, and VTEL agreed to purchase from Intel, 771,464 shares of VTEL's common stock at a price of $17.875, the closing price of VTEL's Common Stock on the day immediately preceding the date in which Intel delivered notice of its intent to exercise the warrant. During the seven months ended July 31, 1996, VTEL completed the warrant exercise and related stock redemption transaction such that Intel increased its ownership of VTEL's common stock by 427,660 shares. The modified agreement also resulted in Intel agreeing to terminate certain of its rights specified in the Investor Rights Agreement between the Company and Intel. VTEL registered the shares acquired by Intel as provided under the Stock Agreement. In May 1997, VTEL issued 155,040 shares of Common Stock, at the fair market value, to Intel in lieu of repayment of the remaining $901 advance under the Development Agreement (see Note 9 to the Consolidated Financial Statements) that was unused at that time.

         In November 1995, VTEL issued 260,769 shares of its unregistered common stock in connection with the ICS Transaction (see Note 3).

         Share Repurchase Program

         During the seven months ended July 31, 1996, VTEL adopted a share repurchase program pursuant to which VTEL repurchased shares of its common stock in the open market. The repurchased shares will be issued from time to time to fulfill requirements for VTEL's common stock under its employee stock plans. Subsequent to July 31, 1996, VTEL repurchased 455,200 shares of its common stock for approximately $3,700. In February 1997, VTEL terminated the stock repurchase program. VTEL applied the cost method of accounting for its treasury stock.

         CLI Redeemable Convertible Preferred Stock

         On October 25, 1996, CLI completed a private placement of 350,000 shares of Class C Preferred Stock and stock warrants for the purchase of 375,000 shares of CLI common stock for approximately $7,000, before certain issuance costs, pursuant to a purchase agreement with an institutional investor. The preferred stock was exchanged

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

for 1,102,500 shares of VTEL common stock and both the number and exercise price of the warrants were converted into warrants for the purchase of VTEL common stock based on the exchange ratio of 0.46 in connection with the Merger. The converted warrants, totaling 172,500 VTEL shares, have an exercise price of $12.39 and expire in October 2001.

         Stock and Stock Option Plans

         VTEL has three stock option plans, the 1989 Stock Option Plan (the "1989 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1992 Director Stock Option Plan (the "1992 Plan"). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to key employees, directors and consultants of the Company. Stock options are generally granted at the estimated fair market value at the time of grant, and the options vest ratably over 48 months and are generally exercisable for a period of ten years beginning with date of grant. The 1992 Plan provides for the issuance of stock options to nonemployee directors at the estimated fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant.

         CLI had employee and director stock option plans prior to the merger with VTEL. On May 23, 1997, all options outstanding under these plans converted into options for common stock of VTEL. Both the number of shares subject to option and the per share exercise price under each option were adjusted by the exchange ratio of 0.46.

         The Company applies APB No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices which are below the market price on the measurement date. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net loss and net loss per share would have been reflected by the following pro forma amounts for the year ended December 31, 1995, the seven months ended July 31, 1996 and the year ended July 31, 1997:

                                                                 FOR THE YEAR       FOR THE SEVEN       FOR THE YEAR
                                                                    ENDED           MONTHS ENDED           ENDED
                                                                 DECEMBER 31,         JULY 31,            JULY 31,
                                                                     1995               1996                1997
         Net income (loss)                  As reported          $ (53,843)          $ (18,507)         $ (52,054)
                                            Pro forma            $ (55,748)          $ (20,638)         $ (55,276)

         Primary net loss per share         As reported          $   (2.81)          $    (.87)         $   (2.45)
                                            Pro forma            $   (2.91)          $    (.96)         $   (2.60)

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1995, the seven months ended July 31, 1996 and the year ended July 31, 1997:

                                              FOR THE YEAR       FOR THE SEVEN      FOR THE YEAR
                                             ENDED DECEMBER      MONTHS ENDED          ENDED
                                                  31,              JULY 31,           JULY 31,
                                                  1995               1996               1997
         Dividend yield                             -                  -                 -
         Expected volatility                     84.21%             84.83%             92.31%
         Risk-free rate of return                 5.43%              6.56%              5.90%
         Expected life                            4.94 years         4.94 years         5.12 years

         The following table summarizes activity under all Plans for the years ended December 31, 1994 and 1995, the seven months ended July 31, 1996 and the year ended July 31, 1997. This information includes stock options relating to CLI's stock option plans; both the number of shares and the per share exercise price have been adjusted by the exchange ratio of 0.46.

                                       1994                1995                 1996                  1997
                                          WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                                           AVERAGE              AVERAGE               AVERAGE               AVERAGE
                                 SHARES   EXERCISE    SHARES   EXERCISE    SHARES    EXERCISE     SHARES   EXERCISE
                                (000'S)     PRICE    (000'S)     PRICE     (000'S)     PRICE     (000'S)     PRICE
         Outstanding at the
          beginning of the year   1,506       $3.41     1,638     $ 3.97     1,879      $ 8.80      2,187     $  9.40
          Converted from CLI          -           -         -         -         -            -      1,798       17.43
          Granted                   361        5.61       701      17.37       449       10.99      2,098        6.44
          Exercised                (151)       1.68      (371)      3.66       (77)       3.13       (324)       3.14
          Canceled                  (78)       5.17       (89)      8.88       (64)      10.39     (2,111)      14.58
                                  -----       -----     -----     ------     -----      ------      -----     -------
         Outstanding at the
          end of the year         1,638       $3.97     1,879     $ 8.80     2,187      $ 9.40      3,648     $  9.42
                                  =====       =====     =====     ======     =====      ======      =====     =======

         Options exercisable at
          year end                1,620       $3.92     1,851     $ 8.74     2,165      $ 9.40      3,402     $  9.20
                                  =====       =====     =====     ======     =====      ======      =====     =======

         Weighted average
         fair value of
         options granted
         during the year                      $   -               $12.07                $ 7.77                $  3.42
                                              =====               ======                ======                =======


                                          OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                               WEIGHTED-
                               NUMBER           AVERAGE          WEIGHTED-          NUMBER          WEIGHTED-
            RANGE OF       OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT       AVERAGE
         EXERCISE PRICES    JULY 31, 1997     CONTRACTUAL      EXERCISE PRICE    JULY 31, 1997    EXERCISE PRICE
                                                  LIFE
          $ 0.300 - $ 9.000     2,528,250      8.28 years         $ 5.52          2,485,896           $ 5.50
            9.239 -  17.391       655,638      7.14                13.24            475,544            13.49
           17.663 -  20.563       149,827      6.79                19.28            132,674            19.34
           20.652 -  24.457       177,561      3.54                23.99            174,822            24.03
           25.815 -  42.663       137,196      5.10                33.37            133,458            33.52
          -----------------     ---------      ----               ------          ---------           ------
          $ 0.300 - $42.663     3,648,472      7.66 years         $ 9.42          3,402,394           $ 9.20
          =================     =========      ====               ======          =========           ======

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         Employee Stock Purchase Plan

         On April 29, 1993, VTEL adopted an Employee Stock Purchase Plan ("Employee Plan") which enables all employees to acquire VTEL stock under the plan. The Employee Plan authorizes the issuance of up to 450,000 shares of VTEL's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or
(b) 85% of the fair market value of the Common Stock at the time of exercise. Shares of Common Stock issued under the Employee Plan totaled 88,740, 66,087, 37,121 and 105,549, respectively, for the years ended December 31, 1994 and 1995, the seven months ended July 31, 1996 and the year ended July 31, 1997.

         The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for the year ended December 31, 1995, the seven months ended July 31, 1996 and the year ended July 31, 1997:


                                            FOR THE             FOR THE SEVEN            FOR THE
                                          YEAR ENDED            MONTHS ENDED            YEAR ENDED
                                       DECEMBER 31, 1995        JULY 31, 1996          JULY 31, 1997
                                          SECTION 16             SECTION 16             SECTION 16
                                            OFFICERS     OTHERS    OFFICERS     OTHERS    OFFICERS    OTHERS
         Dividend yield                         -          -           -          -          -           -
         Expected volatility                 95.78%      90.29%     95.78%      90.29%     82.89%     79.83%
         Risk-free rate of return             5.18%       5.12%      5.18%       5.12%      5.31%      5.23%
         Expected life (in years)              .50         .25        .50         .25        .50        .25

         Weighted-average fair value of
          purchase rights granted            $3.13       $2.30      $3.13       $2.30      $2.54      $2.11

9.       DEVELOPMENT AND LICENSE AGREEMENT

         On October 22, 1993, VTEL entered into a Development and License Agreement (the "Development Agreement") with Intel Corporation ("Intel"), pursuant to which the companies agreed to engage in a series of development efforts with respect to video compression software as well as other video technology such as processes and designs. The agreement contains certain provisions for licensing agreements and royalties between the two companies for the use of the technology developed under the agreement.

         The initial term of the Development Agreement has renewed until December 31, 1997 and will continue to automatically renew thereafter for successive terms of one year unless written notice is given by either party six months prior to the expiration of the initial term or any successor term.

         VTEL was advanced $3,000 under the agreement to be used for the initial reimbursements of research and development costs incurred by VTEL in performing the work specified in the Development Agreement. The Company is required to periodically report the amount of costs incurred which have been reimbursed from the advance. VTEL records reductions of the advance as the specified work is performed and reimbursable costs are incurred. However, reimbursements are actually approved for release to VTEL as specified projects or milestones are completed. In May 1997, VTEL issued 155,040 shares of Common Stock, at the fair market value, to Intel in lieu of repayment of the remaining $901 advance that was unused at that time.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         During the years ended December 31, 1994 and 1995 and July 31, 1997, the Company reduced gross research and development expenses by approximately $1,649, $190 and $5, respectively, for reimbursable research and development costs under the terms of the Development Agreement. No reductions of research and development expenses were recorded during the seven months ended July 31, 1996 as a result of the Development Agreement. As of July 31, 1997, the Company had no research and development activities in process or planned related to the Development Agreement.

10.      FEDERAL INCOME TAXES

         Under the provisions of SFAS No. 109, the components of the net deferred tax amount are as follows:

                                                                JULY 31,        JULY 31,
                                                                1996              1997
         DEFERRED TAX ASSETS:
          Net operating loss carryforwards                       $ 33,062        $ 23,198
          Research and development credit carryforwards             3,127           3,376
          Minimum tax credit carryforwards                            110             110
          Inventory and warranty provisions                         2,983           3,562
          Compensation accruals                                       346           1,932
          Depreciation                                              5,012           2,698
          Deferred revenue                                          1,465             703
          Accrued expenses                                          4,655           2,385
          Capitalized research and development expenses             1,414               -
          Accounts receivable                                       3,753           3,996
          Other                                                     1,651             281
                                                                 --------        --------
            Gross deferred tax asset                               57,578          42,241
                                                                 --------        --------

         DEFERRED TAX LIABILITIES:
          Capitalized software                                     (1,256)              -
          Long-term contract revenue                                 (800)              -
                                                                 --------        --------
          Gross deferred tax liability                             (2,056)              -
                                                                 --------        --------
         Valuation allowance                                      (55,522)        (42,241)
                                                                 --------        --------
          Net deferred tax asset                                 $      -        $      -
                                                                 ========        ========


         The Company's net operating loss and research and development credit carryforwards expire in varying amounts from 1999 through 2012. Research and development tax credit carryforwards expire in varying amounts from 2002 through 2012. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiary (totaling $8,066) are available to offset future foreign taxable income.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         The Company has experienced substantial changes in ownership as defined by the Internal Revenue Code. These changes result in annual limitations of the amount of net operating loss carryforward generated prior to each change which can be utilized to offset future taxable income. As a result of the ownership change at CLI at the date of the Merger, a portion of CLI's net operating loss carryforward generated prior to the Merger will never be available to offset future taxable income due to the effect of the annual limitation and the expiration of the related net operating losses. Therefore, the unavailable portion of the net operating loss carryforward is not considered in determining the deferred tax asset at July 31, 1997.

         At July 31, 1997, the Company had total domestic net operating loss carryforwards of $68,230 ($24,099 and $44,131 for VTEL and CLI, respectively). The portions of these carryforwards available for utilization during fiscal 1998 (in consideration of the annual limitations of $4,636 and $2,570 for VTEL and CLI, respectively) are $14,429.

         Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax asset. Accordingly, no deferred taxes have been recorded for the years ended December 31, 1994 and 1995, for the seven months ended July 31, 1996 and for the year ended July 31, 1997.

         The tax provisions reflected in the accompanying consolidated financial statements is due primarily to federal alternative minimum taxes and state income taxes.

11.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         VTEL leases furniture and equipment, manufacturing facilities and office space under noncancelable leases which expire at various dates through 2004. Certain leases obligate VTEL to pay property taxes, maintenance and repair costs.

Future minimum lease payments under all operating leases as of July 31, 1997 were as follows:

         FISCAL YEAR ENDING:
          1998                   $  5,314
          1999                      4,860
          2000                      2,641
          2001                      1,815
          2002                      1,169
          thereafter                2,625
                                 --------
                                 $ 18,424
                                 ========

         Total rent expense under all operating leases for the years ended December 31, 1994 and 1995, for the seven months ended July 31, 1996, and for the year ended July 31, 1997 was $5,452, $6,188, $4,713, and $4,601, respectively.

         Contingencies

         CLI is currently engaged in several legal proceedings relating to matters arising prior to the Merger. There can be no assurance that CLI's legal proceedings can be resolved favorably to CLI or VTEL. Such legal proceedings, if continued for an extended period of time, could have an adverse effect upon CLI's working capital and management's ability to concentrate on its business. The Company has recorded an estimate of the costs to

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

defend and discharge the claims. Such amount is included in the charges recorded as contingent liabilities (see Note 1 to the Consolidated Financial Statements). In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any. However, an unfavorable outcome in any one or several such legal proceedings could have a material adverse effect on CLI and hence, VTEL.

         In a complaint filed on December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation ("Datapoint") alleged that CLI had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and attorneys' fees. CLI responded to the complaint by denying the material allegations of the complaint and asserting affirmative defenses. Discovery has commenced in the case. On September 27, 1995, CLI filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint could assert that CLI is infringing the patents in suit or whether Datapoint's patents are invalid in light of the prior art. In April 1996, a Special Master submitted a report which did not recommend that the Court adopt CLI's position set forth in the motion. The Court in September 1996 adopted the report of the Special Master that the claims of the patents in suit be construed in a manner favorable to the plaintiff. The case has been set for trial in the fall of 1997. CLI is vigorously defending the claims.

         In June 1997, Keytech, S.A. ("Keytech") filed suit against CLI in the United States District Court in Tampa, Florida. Keytech was a distributor of satellite encoder and decoder products manufactured by a division of CLI which CLI sold in June 1996. Keytech has asserted that the equipment sold was defective and did not conform to contract specifications and express and implied warranties. Keytech has asserted damages in excess of $20 million based on its allegations of breach of contract, breach of warranties and fraud. CLI has filed an answer denying liability and has asserted cross-claims against Keytech for amounts due and unpaid for equipment sold by CLI to Keytech.

12.      GEOGRAPHIC INFORMATION

         The Company operates in one industry. Transfers between geographic areas are recorded at cost plus a markup. Information about the Company's operations in different geographic areas is as follows:

                                                              FOR THE YEAR ENDED
                                                                JULY 31, 1997
                                       UNITED STATES   EUROPE AND        ELIMINATIONS      CONSOLIDATED
                                                        OTHER
 Sales to unaffiliated customers           $ 180,811        $ 10,212       $       -        $  191,023
 Transfer between geographic areas            12,612               -         (12,612)                -
                                           ---------        --------       ---------        ----------
 Total sales                               $ 193,423        $ 10,212       $ (12,612)       $  191,023
                                           =========        ========       =========        ==========
 Net loss from continuing operations       $ (40,942)       $ (3,144)      $    (185)       $  (44,271)
                                           =========        ========       =========        ==========
 Net loss                                  $ (48,725)       $ (3,144)      $    (185)       $  (52,054)
                                           =========        ========       =========        ==========
 Identifiable assets                       $ 139,051        $  8,008       $ (15,924)       $  131,135
                                           =========        ========       =========        ==========

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)


                                                          FOR THE SEVEN MONTHS ENDED
                                                                JULY 31, 1996
                                       UNITED STATES   EUROPE AND        ELIMINATIONS      CONSOLIDATED
                                                        OTHER
 Sales to unaffiliated customers           $  93,728        $  3,234        $      -          $  96,962
 Transfer between geographic areas             2,383               -          (2,383)                 -
                                           ---------        --------        --------          ---------
 Total sales                               $  96,111        $  3,234        $ (2,383)         $  96,962
                                           =========        ========        ========          =========
 Net loss                                  $ (16,721)       $ (1,834)       $     48          $ (18,507)
                                           =========        ========        ========          =========
 Identifiable assets                       $ 179,799        $  3,131        $ (7,838)         $ 175,092
                                           =========        ========        ========          =========


                                                              FOR THE YEAR ENDED
                                                               DECEMBER 31, 1995
                                       UNITED STATES   EUROPE AND        ELIMINATIONS      CONSOLIDATED
                                                        OTHER
Sales to unaffiliated customers        $ 184,471        $ 6,603         $      -         $ 191,074
Transfer between geographic areas          3,475              -           (3,475)                -
                                       ---------        -------         --------         ---------
Total sales                            $ 187,946        $ 6,603         $ (3,475)        $ 191,074
                                       =========        =======         ========         =========
Net loss from continuing operations    $ (16,912)       $  (520)        $    131         $ (17,301)
                                       =========        =======         ========         =========
Net loss                               $ (53,454)       $  (520)        $    131         $ (53,843)
                                       =========        =======         ========         =========
Identifiable assets                    $ 219,616        $ 3,445         $      -         $ 223,061
                                       =========        =======         ========         =========


                                                              FOR THE YEAR ENDED
                                                               DECEMBER 31, 1994
                                       UNITED STATES   EUROPE AND        ELIMINATIONS      CONSOLIDATED
                                                        OTHER
 Sales to unaffiliated customers           $ 165,459        $  3,730        $      -         $ 169,189
 Transfer between geographic areas             3,683               -          (3,683)                -
                                           ---------        --------        --------         ---------
 Total sales                               $ 169,142        $  3,730        $ (3,683)        $ 169,189
                                           =========        ========        ========         =========
 Net loss from continuing operations       $  (2,767)       $ (1,537)       $   (472)        $  (4,776)
                                           =========        ========        ========         =========
 Net income (loss)                         $   2,178        $ (1,537)       $   (472)        $     169
                                           =========        ========        ========         =========
 Identifiable assets                       $ 174,929        $  3,157        $      -         $ 178,086
                                           =========        ========        ========         =========



                                     * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the captions "Election of Directors" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Executive Compensation" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  EXHIBIT
                   NUMBER                              DOCUMENT DESCRIPTION
                   ------                              --------------------
(a)(1)   The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 27 of this Report.

(a)(2)   The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial
         Statements and Financial Statement Schedules on page 27 of this Report.

(a)(3)   The following exhibits are filed with this Annual Report on Form 10-K:

                  EXHIBIT
                   NUMBER                              DOCUMENT DESCRIPTION
                   ------                              --------------------
     2.1 -    Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among
              VTEL, VTEL-Sub, Inc. and CLI (incorporated by reference to the Exhibit 99.1 of VTEL's Report on Form 8-K dated January 6, 1997).

    EXHIBIT
    NUMBER                            DOCUMENT DESCRIPTION
    ------                            --------------------
     3.1 -    Amendment to Fourth Amended and Restated Certificate of Incorporation, as filed on May 27,
              1997 with the Secretary of State of Delaware.

     3.2 -    Bylaws of the Company as adopted by the Board of Directors of the Company effective as of
              June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration
              Statement on Form S-1, File No. 33-45876, as amended).

     3.3 -    Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992 (incorporated by reference to Exhibit 19.1 to the Company's
              Quarterly Report on Form 10-Q for the three months ended March 31, 1992).

     3.4 -    Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996 (incorporated by reference to Exhibit 4.5 to the Company's
              Current Report on Form 8-K dated July 10, 1996).

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

     10.1 -   License Agreement, dated as of November 7, 1990, between Universite de Sherbrooke, as
              Licenser, and the Company, as Licensee (incorporated by reference to Exhibit 10.5 to the
              Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

     10.2 -   VideoTelecom Corp. 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit
              4.1 to the Company's Registration on Form S-8, File No. 33-51822).

     10.3 -   Form of VideoTelecom Corp. Nonqualified Stock Option Agreement (incorporated by reference to
              Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No. 33-45876, as
              amended).

     10.4 -   Form of VideoTelecom Corp. Incentive Stock Option Agreement (incorporated by reference to
              Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 33-45876, as
              amended).

    EXHIBIT
    NUMBER                             DOCUMENT DESCRIPTION
    ------                             --------------------
     10.5 -   Distributor Agreement dated January 8, 1990, between US WEST Communications Services, Inc.
              and the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration
              Statement on Form S-1, File No. 33-45876, as amended).

     10.6 -   Purchase Agreement effective October 1, 1990, between GTE Service Corporation and the
              Company, as amended July 1, 1991 (incorporated by reference to Exhibit 10.19 to the Company's
              Registration Statement on Form S-1, File No. 33-45876, as amended).

     10.7 -   Distribution Agreement, made and entered into November 1, 1991, by and between Microsoft
              Corporation and the Company (incorporated by reference to Exhibit 10.22 to the Company's
              Registration Statement on Form S-1, File No. 33-45876, as amended).

     10.8 -   Lease agreement, executed on November 18, 1992, by and between NationsBank of Texas, N.A., as
              Lessor, and the Company, as Lessee (incorporated by reference to Exhibit 10.23 to the
              Company's 1993 Annual Report on Form 10-K).

     10.9 -   VideoTelecom Corp. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

     10.10 -  VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

     10.11 -  Loan and Security Agreement, dated November 28, 1994, between Silicon Valley Bank, as
              Creditor, and the Company, as Borrower (incorporated by reference to Exhibit 10.16 to the
              Company's 1994 Annual Report on Form 10-K).

     10.12 -  Lease agreement, executed by Waterford HP, Ltd. on June 14, 1994, as Landlord, and the
              Company, as Tenant, together with First Amendment of Lease Agreement between Waterford HP,
              Ltd., as Landlord, and the Company, as Tenant, dated November 2, 1994, Second Amendment of
              Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated
              February 1, 1995, and Net Profits Agreement, executed between Waterford HP, Ltd. on June 14,
              1994 and the Company (incorporated by reference to Exhibit 10.17 to the Company's 1994 Annual
              Report on Form 10-K).


     EXHIBIT
     NUMBER                              DOCUMENT DESCRIPTION
     ------                              --------------------
     10.13 -  Subscription Agreement dated June 14, 1995 by and between VTEL Corporation, Accord Video
              Telecommunications, Ltd., Nizanim Fund (1993) Ltd., the "Star Entities", Manakin Investments
              BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange
              Commission upon request).

     10.14 -  Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option
              Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive Proxy
              Statement).

     10.15 -  The VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's 1995 Definitive Proxy Statement).

     10.16 -  Amendment to the VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's Joint Proxy Statement filed on April 24, 1997).

     10.17 -  Compression Labs, Incorporated 1980 Stock Option Plan - the ISO Plan (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended
              December 31, 1994).

     10.18 -  Revised forms of Incentive Stock Option and Early Exercise Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration on Form S-8 of Compression Labs, Inc. filed on June 6, 1997).

     10.19 -  Lease Agreement, dated March 31, 1992, between MLH Income Realty Partnership III, Lessor and
              Compression Labs, Incorporated, Lessee (incorporate by reference to the Annual Report on
              Form 10-K of Compression Labs, Incorporated for the year ended December 31, 1992).

     10.20 -  First Amendment to Lease, dated December 14, 1994, between MLH Income Realty Partnership
              III, Lessor, and Compression Labs, Incorporated, Lessee (incorporated by reference to the
              Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1994).

     10.21 -  Consulting and separation agreement between Compression Labs, Incorporated and John E. Tyson dated February 16, 1996 (incorporated by reference to the Annual Report on Form 10-K of
              Compression Labs, Inc. for the year ended December 31, 1995).

     21.1 -   List of Subsidiaries

     23.1 -   Consent of Price Waterhouse LLP.


     EXHIBIT
     NUMBER           DOCUMENT DESCRIPTION
     ------           --------------------
     23.2 - Consent of KPMG Peat Marwick LLP.

     27.1 - Financial Data Schedule (filed electronically only)

---------------
(b) Reports on Form 8-K:

     DATE FILED             ITEM REPORTED
     June 5, 1997           Consummation of Merger and Acquisition of CLI
     July 14, 1997          Combined Results of Operations for the first full month
                              after completion of the Merger


(c)      See subitem 14(a)(3) above.

(d)      See subitem 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VTEL Corporation

                                       By /s/ Rodney S. Bond
                                          ------------------------------------
                                                      Rodney S. Bond
                                                 CHIEF FINANCIAL OFFICER,
                                             VICE PRESIDENT-FINANCE, TREASURER
                                                       AND SECRETARY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                 Signature                                    Title                              Date
                 ---------                                    -----                              ----
/s/ F.H. (Dick) Moeller                      Chief Executive Officer                       October 29, 1997
-----------------------------------          Chairman of the Board and                     ----------------
    F.H. (Dick) Moeller                      Director (Principal Executive
                                             Officer)

/s/ Jerry S. Benson, Jr.                     President and Chief Operating Officer,        October 29, 1997
-----------------------------------          Director                                      ----------------
    Jerry S. Benson, Jr.

/s/ Rodney S. Bond                           Chief Financial Officer,                      October 29, 1997
-----------------------------------          Vice President- Finance,                      ----------------
    Rodney S. Bond                           Treasurer and Secretary
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)

/s/ Arthur G. Anderson                       Director                                      October 29, 1997
-----------------------------------                                                        ----------------
    Arthur G. Anderson

/s/ John V. Jaggers                          Director                                      October 29, 1997
-----------------------------------                                                        ----------------
    John V. Jaggers

/s/ Eric L. Jones                            Director                                      October 29, 1997
-----------------------------------                                                        ----------------
    Eric L. Jones

/s/ Max Hopper                               Director                                      October 29, 1997
-----------------------------------                                                        ----------------
    Max Hopper

/s/ Gordon Matthews                          Director                                      October 29, 1997
-----------------------------------                                                        ----------------
    Gordon Matthews

/s/ T. Gary Trimm                            Director                                      October 29, 1997
-----------------------------------                                                        ----------------
    T. Gary Trimm

VTEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II



                                                                       PROVISION FOR    WRITE-OFF OF
                                                         BALANCE AT      DOUBTFUL       UNCOLLECTIBLE    BALANCE AT
                                                          BEGINNING      ACCOUNTS          ACCOUNTS        END OF
                                                           OF YEAR      RECEIVABLE        RECEIVABLE        YEAR

                                                                              (IN THOUSANDS)
                 Accounts receivable -
                  allowances for
                  doubtful accounts

                 Year ended December 31, 1994                $ 1,563           $ 921         $  (347)      $ 2,137

                 Year ended December 31, 1995                  2,137          11,389          (3,313)       10,213

                 Seven months ended July 31, 1996             10,213            (132)         (2,206)        7,875

                 Year ended July 31, 1997                      7,875           6,086          (3,239)       10,722


                              INDEX TO EXHIBITS
                              -----------------

    EXHIBIT
    NUMBER                      DOCUMENT DESCRIPTION
    ------                      --------------------
     2.1 -    Agreement and Plan of Merger and Reorganization dated as of
              January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI
              (incorporated by reference to the Exhibit 99.1 of VTEL's Report on Form 8-K dated January 6, 1997).

     3.1 -    Amendment to Fourth Amended and Restated Certificate of
              Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware.

     3.2 - Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form
              S-1, File No. 33-45876, as amended).

     3.3 - Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992
              (incorporated by reference to Exhibit 19.1 to the Company's
              Quarterly Report on Form 10-Q for the three months ended March
              31, 1992).

     3.4 - Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996
              (incorporated by reference to Exhibit 4.5 to the Company's
              Current Report on Form 8-K dated July 10, 1996).

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

     10.1 -   License Agreement, dated as of November 7, 1990, between
              Universite de Sherbrooke, as Licenser, and the Company, as Licensee (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

     10.2 -   VideoTelecom Corp. 1989 Stock Option Plan, as amended
              (incorporated by reference to Exhibit 4.1 to the Company's
              Registration on Form S-8, File No. 33-51822).

     10.3 -   Form of VideoTelecom Corp. Nonqualified Stock Option Agreement
              (incorporated by reference to Exhibit 10.16 to the Company's
              Registration Statement on Form S-1, File No. 33-45876, as amended).

     10.4 -   Form of VideoTelecom Corp. Incentive Stock Option Agreement
              (incorporated by reference to Exhibit 10.17 to the Company's
              Registration Statement on Form S-1, File No. 33-45876, as amended).

    EXHIBIT
    NUMBER                             DOCUMENT DESCRIPTION
    ------                             --------------------
     10.5 -   Distributor Agreement dated January 8, 1990, between US WEST
              Communications Services, Inc. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration
              Statement on Form S-1, File No. 33-45876, as amended).

     10.6 -   Purchase Agreement effective October 1, 1990, between GTE Service
              Corporation and the Company, as amended July 1, 1991
              (incorporated by reference to Exhibit 10.19 to the Company's
              Registration Statement on Form S-1, File No. 33-45876, as amended).

     10.7 - Distribution Agreement, made and entered into November 1, 1991, by and between Microsoft Corporation and the Company
              (incorporated by reference to Exhibit 10.22 to the Company's
              Registration Statement on Form S-1, File No. 33-45876, as amended).

     10.8 - Lease agreement, executed on November 18, 1992, by and between NationsBank of Texas, N.A., as Lessor, and the Company, as Lessee
              (incorporated by reference to Exhibit 10.23 to the Company's 1993
              Annual Report on Form 10-K).

     10.9 - VideoTelecom Corp. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form
              S-8, File No. 33-51822).

     10.10 - VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form
              S-8, File No. 33-51822).

     10.11 -  Loan and Security Agreement, dated November 28, 1994, between
              Silicon Valley Bank, as Creditor, and the Company, as Borrower
              (incorporated by reference to Exhibit 10.16 to the Company's 1994
              Annual Report on Form 10-K).

     10.12 - Lease agreement, executed by Waterford HP, Ltd. on June 14, 1994, as Landlord, and the Company, as Tenant, together with First
              Amendment of Lease Agreement between Waterford HP, Ltd., as
              Landlord, and the Company, as Tenant, dated November 2, 1994,
              Second Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated February 1, 1995, and Net Profits Agreement, executed between Waterford HP, Ltd. on
              June 14, 1994 and the Company (incorporated by reference to Exhibit 10.17 to the Company's 1994 Annual Report on Form 10-K).


     EXHIBIT
     NUMBER                              DOCUMENT DESCRIPTION
     ------                              --------------------
     10.13 -  Subscription Agreement dated June 14, 1995 by and between VTEL
              Corporation, Accord Video Telecommunications, Ltd., Nizanim Fund
              (1993) Ltd., the "Star Entities", Manakin Investments BV, Messrs.
              Gideon Rosenfeld and Sigi Gavish, and Eduardo Shoval
              (incorporated by reference to Exhibit 10.19 to the Company's 1995
              Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the
              Securities and Exchange Commission upon request).

     10.14 - Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive Proxy
              Statement).

     10.15 - The VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's 1995 Definitive
              Proxy Statement).

     10.16 - Amendment to the VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's
              Joint Proxy Statement filed on April 24, 1997).

     10.17 -  Compression Labs, Incorporated 1980 Stock Option Plan - the ISO
              Plan (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1994).

     10.18 -  Revised forms of Incentive Stock Option and Early Exercise Stock
              Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration on Form S-8 of Compression Labs, Inc. filed on June 6, 1997).

     10.19 -  Lease Agreement, dated March 31, 1992, between MLH Income Realty
              Partnership III, Lessor and Compression Labs, Incorporated,
              Lessee (incorporate by reference to the Annual Report on Form
              10-K of Compression Labs, Incorporated for the year ended
              December 31, 1992).

     10.20 -  First Amendment to Lease, dated December 14, 1994, between MLH
              Income Realty Partnership III, Lessor, and Compression Labs,
              Incorporated, Lessee (incorporated by reference to the Annual
              Report on Form 10-K of Compression Labs, Inc. for the year ended
              December 31, 1994).

     10.21 -  Consulting and separation agreement between Compression Labs,
              Incorporated and John E. Tyson dated February 16, 1996
              (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1995).

     21.1 -   List of Subsidiaries

     23.1 -   Consent of Price Waterhouse LLP.


     EXHIBIT
     NUMBER           DOCUMENT DESCRIPTION
     ------           --------------------
     23.2 - Consent of KPMG Peat Marwick LLP.

     27.1 - Financial Data Schedule (filed electronically only)

---------------
(b) Reports on Form 8-K: