Form 10-Q
period 1997-10-31
VTEL CORP
filed 1997-12-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997


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

At December 1, 1997 the registrant had outstanding 23,010,019 shares of its Common Stock, $0.01 par value.

CORPDAL:95409.1  22768-00022

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                VTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                          OCTOBER 31,               JULY 31,
                                                                             1997                    1997
                                                                          (UNAUDITED)


ASSETS

Current assets:

    Cash and equivalents                                                     $   6,098              $   4,757
    Short-term investments                                                      13,528                 20,299
    Accounts receivable, net of allowance for doubtful
      accounts of $10,708 and $10,722 at
      October 31, 1997 and July 31, 1997                                        39,862                 43,707
    Inventories                                                                 22,450                 22,244
    Prepaid expenses and other current assets                                    2,427                  2,891
                                                                             ---------              ---------
       Total current assets                                                     84,365                 93,898

Property and equipment, net                                                     22,673                 21,660
Intangible assets, net                                                          12,528                 12,768
Other assets                                                                     2,131                  2,809
                                                                             ---------              ---------
                                                                             $ 121,697              $ 131,135
                                                                             =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            18,072                 25,699
    Accrued merger and other expenses                                            6,984                  9,704
    Accrued compensation and benefits                                            4,193                  4,552
    Other accrued liabilities                                                    3,393                  3,070
    Deferred revenue                                                            12,017                 11,345
                                                                             ---------              ---------
          Total current liabilities                                             44,659                 54,370
                                                                             ---------              ---------

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 authorized;
      none issued or outstanding                                                    --                     --
    Common stock, $.01 par value; 40,000,000 authorized;
      22,935,000, and 22,873,000 issued and outstanding
      at October 31, 1997 and July 31, 1997                                        229                    229
    Additional paid-in capital                                                 254,917                254,880
    Accumulated deficit                                                       (178,114)              (178,234)
    Cumulative translation adjustment                                               60                      5
    Unearned compensation                                                          (54)                  (115)
                                                                             ---------              ---------
l stockholders' equity                                                          77,038                 76,765
                                                                             ---------              ---------
                                                                             $ 121,697              $ 131,135
                                                                             =========              =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


CORPDAL:95409.1  22768-00022


                                VTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             FOR THE
                                        Three Months Ended
                                             October 31,
                                        1997        1996

REVENUES:
    Products                          $ 34,312    $ 39,111
    Services and other                   9,917      10,655
                                      --------    --------
                                        44,229      49,766
                                      --------    --------

COST OF SALES:
    Products                            17,778      22,384
    Services and other                   6,479       7,269
                                      --------    --------
                                        24,257      29,653
                                      --------    --------
    Gross margin                        19,972      20,113
                                      --------    --------

Selling, general and administrative     14,521      15,701
Research and development                 5,126       6,118
Amortization of intangible assets          240         240
                                      --------    --------
    Total operating expenses            19,887      22,059
                                      --------    --------

    Income (loss) from operations           85      (1,946)
                                      --------    --------

OTHER INCOME (EXPENSE):

    Interest income                        221         612
    Other                                 (174)       (327)
                                      --------    --------
                                            47         285
                                      --------    --------

Net income (loss) before provision
    for income taxes                       132      (1,661)

Provision for income taxes                 (12)        (19)
                                      --------    --------
    Net Income (loss)                 $    120    $ (1,680)
                                      ========    ========

Net income (loss) per share           $   0.01    $  (0.08)
                                      ========    ========

Weighted average shares outstanding     23,469      21,259
                                      ========    ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


CORPDAL:95409.1  22768-00022



                                VTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                FOR THE
                                                           THREE MONTHS ENDED
                                                               OCTOBER 31,
                                                         1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                  $   120        $  (1,680)
    Adjustments to reconcile net income (loss)
    to net cash from operations:
        Depreciation and amortization                    2,192            2,926
        Provision for doubtful accounts                     22               37
        Amortization of unearned compensation               61             (206)
        Amortization of deferred gain                       --               --
        Foreign currency translation (gain) loss           119              (39)
        (Increase) decrease in accounts receivable       3,823           (5,127)
        (Increase) decrease in inventories                (206)           2,244
        Decrease in prepaid expenses and other
           current assets                                  464              271
        Decrease in accounts payable                    (7,627)          (1,790)
        Decrease in accrued expenses                    (2,756)            (979)
        Increase in deferred revenues                      672              261
        Increase in accrued expenses, discontinued
           operations                                       --              319
                                                       -------        ---------
            Net cash used in operating activities       (3,116)          (3,763)
                                                       -------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net short-term investment activity                   6,771            7,641
    Net purchase of property and equipment              (2,965)          (2,193)
    Decrease in capitalized software                        --               90
    Decrease in other assets                               678               30
                                                       -------          -------
            Net cash provided by investing activities    4,484            5,568
                                                       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit agreements              --              515
    Net proceeds from issuance of stock                     37            5,747
    Purchase of treasury stock                              --           (3,742)
    Sale of treasury stock                                  --              280
                                                       -------          -------
            Net cash provided by financing activities       37            2,800
                                                       -------          -------

Effect of translation exchange rates on cash               (64)            (113)
                                                       -------          -------

Net increase in cash and equivalents                     1,341            4,492

Cash and equivalents at beginning of period              4,757            1,973
                                                       -------          -------
Cash and equivalents at end of period                  $ 6,098          $ 6,465
                                                       =======          =======

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


CORPDAL:95409.1  22768-00022

                                VTEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets and supports multimedia digital visual communication systems. The Company's systems integrate traditional video and audio conferencing with additional functions, including the sharing of PC software applications and the transmission of high-resolution images and facsimiles. Through the use of the Company's multi-media digital visual communication systems, users are able to replicate more closely the impact and effectiveness of face-to-face meetings, education and training classes and certain medical consultations.

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

     The  Company   primarily   distributes   its  systems  to  a  domestic  and
international marketplace through third parties. The Company's headquarters and production facilities are in Austin, Texas.


NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of October 31, 1997 and the results of the Company's operations and its cash flows for the three month period ended October 31, 1997. The results for interim periods are not necessarily indicative of results for a full fiscal year.

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

CORPDAL:95409.1  22768-00022

     The acquisition was accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated for all periods to include the accounts of CLI. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) contained in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 1997.

NOTE 2 - INVENTORIES

     Inventories consist of the following:


                                                       OCTOBER 31,   July 31,
                                                          1997         1996
                                                       (DOLLARS IN THOUSANDS)


Raw materials                                            $10,267     $ 9,493
Work in process                                            1,262       4,143
Finished goods                                             9,878       7,490
Finished goods held for evaluation and rental and loan
  agreements                                               1,043       1,118
                                                         -------     -------
                                                         $22,450     $22,244
                                                         =======     =======

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Earnings per Share." The new standard, which is effective for financial statements issued for periods ending after December 31, 1997, establishes standards for computing and presenting earnings per share (EPS) and requires restatement of all prior period EPS data represented upon adoption. The Company will implement this standard in the second quarter of fiscal 1998. The implementation of the standard will result in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. If the Company had adopted the new standard for the first quarter of fiscal 1998, basic EPS would have been $0.01 per share and diluted EPS would have approximated the EPS of $0.01 presented in the accompanying consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On May 23, 1997, shareholders of VTEL and Compression Labs, Incorporated, a Delaware corporation ("CLI"), approved the merger (the "Merger") of VTEL-Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of VTEL ("Merger Sub"), with and into CLI, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), with CLI becoming a direct wholly-owned

CORPDAL:95409.1  22768-00022
subsidiary of VTEL. As a result of the Merger, (a) the outstanding shares of CLI's common stock were converted into the right to receive 0.46 shares of common stock of VTEL for each share of CLI common stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof), and (b) the outstanding shares of CLI Series C Preferred Stock were converted into the right to receive 3.15 shares of VTEL common stock for each share of CLI preferred stock converted (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The CLI shares were exchanged for a total of 8,424,741 shares of VTEL common stock. The acquisition was accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated for all periods to include the accounts of CLI.

     The restatement of the consolidated financial information combines the financial information of VTEL and CLI giving retroactive effect to the Merger as if the two companies had operated as a single company for the three months ended October 31, 1996. However, the two companies operated independently prior to the Merger, and the historical changes and trends in the financial condition and results of operations of these two companies resulted from independent activities. Nonetheless, the following management's discussion and analysis of financial condition and results of operations attempts to relate the activities which resulted in the changes in financial condition and results of operations of the combined company, taking into consideration that a trend or change in the historical results of the combined entity was caused by many events related to each individual company operating independently as competitors. The financial information presented on a historical restated basis is not indicative of the financial condition and results of operations that may have been achieved in the past or will be achieved in the future had the companies operated historically as a single entity.

     The following review of the Company's financial position and results of operations for the three month periods ended October 31, 1997 and 1996 should be read in conjunction with the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:


                                     FOR THE THREE
                                      MONTHS ENDED
                                       OCTOBER 31,
                                      1997    1996

Revenues                               100%    100%
Gross margin                            45      40
Selling, general and administrative     33      32
Research and development                12      12
Total operating expenses                45      44
Other income, net                       --       1
Net income (loss)                        -%     (3)%

CORPDAL:95409.1  22768-00022

                  THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

     Revenues. Revenues for the quarter ended October 31, 1997 decreased to $44.2 million from $49.8 million in the quarter ended October 31, 1996, a decrease of $5.6 million or 11%. The decrease in revenues is the combination of an increase in unit sales of the Company's Enterprise Series Architecture(TM)
(ESA)-based products coupled with a decline in the sale of the products of the Company's wholly-owned subsidiary, CLI, during the quarter ended October 31, 1997, which resulted in an overall decline in unit sales. CLI's unit sales had been declining since the quarter ended October 31, 1996 and the decline was further exacerbated with the transition by the combined Company to the sale of the ESA-based products. Additionally, revenues decreased during the quarter ended October 31, 1997 as a result of a decline in sales of the Company's multipoint control unit sales.

The following table summarizes the Company's group system unit sales activity:


                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                     OCTOBER 31,      JULY 31,
                                                        1997            1997


Large group digital visual communication systems         917            841
Small group digital visual communication systems          48             74
Multipoint control units                                  20             43
                                                       -----         ------
       Total units                                       985            958
                                                       =====         ======

     International sales contributed approximately 22% of product revenues for the quarter ended October 31, 1997 as compared to 21% in the quarter ended October 31, 1996.

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

CORPDAL:95409.1  22768-00022

     Gross margin. Gross margin as a percentage of total revenues in the quarter ended October 31, 1997 was 45%, an increase from the 40% gross margin generated in the quarter ended October 31, 1996. The products of the Company's wholly-owned subsidiary, CLI, generally have a lower gross margin than the products of VTEL. During the three months ended October 31, 1996, the Company's restated combined revenues consisted of a higher proportion of revenues from CLI which resulted in a lower gross margin on a combined basis. During the three months ended October 31, 1997, the products that were previously developed by CLI represented a smaller proportion of total product revenues due to the transition of the Company's combined product offering to the Company's ESA-based products. The higher proportion of products revenues from the ESA platform products resulted in a higher blended gross margin.


     Although the Company expects gross margins to remain flat during fiscal 1998, it continues to expect gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products which may carry a lower gross margin. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.

     Selling, general and administrative. Selling, general and administrative expenses decreased by $1.2 million, or 8%, from $15.7 million for the quarter ended October 31, 1996 to $14.5 million for the quarter ended October 31, 1997. Selling, general and administrative expenses as a percentage of revenues were 32% and 33% for the three months ended October 31, 1996 and 1997, respectively. The decrease in the amount of selling, general and administrative expenses is due to the combination of VTEL and its wholly-owned subsidiary, CLI, subsequent to the Merger and the elimination of duplicate costs. Selling, general and administrative expenses as a percentage of revenues were slightly higher during the quarter ended October 31, 1997 in comparison with the quarter ended October 31, 1996 due to a larger percentage decrease in revenues than the decrease in selling, general and administrative expenses.

     Research and development. Research and development expenses decreased by $1.0 million, or 16%, from $6.1 million for the quarter ended October 31, 1996 to $5.1 million in the quarter ended October 31, 1997. Research and development expenses as a percentage of revenues were 12% and 12% for the three months ended October 31, 1996 and 1997, respectively. The decrease in the amount of research and development expenses is due to the combination of VTEL and its wholly-owned subsidiary, CLI, subsequen to the Merger such that the Company is focusing its research and development activities on a single product platform, the ESA platform. The Company was able to reduce total research and development expenses by limiting its development efforts to the development of its family of products on a single product platform while still investing a higher amount in research and development activities related to its ESA platform since the Company is able to redirect a portion of the research and development expense related to the products developed by its wholly-owned subsidiary, CLI, to the ESA platform thereby leveraging the development activities of both companies. Research and development expenses as a percentage of revenues were the same during the quarter ended October 31, 1997 in comparison with the quarter ended October 31, 1996 due to a larger percentage decrease in revenues than the decrease in research and development expenses.

     Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs. Future research and development expenses is expected to increase as revenues increase.

     Other income, net. Other income, net decreased by $0.24 million, or 84%, from $0.29 million for the quarter ended October 31, 1996 to $0.05 million for the quarter ended October 31, 1997. The decrease in other income, net is attributable to lower interest income earned during the quarter ended October 31, 1997 on the Company's cash and investment balances as a result of a decrease in such balances due to the planned cash requirements associated with the combination of VTEL and CLI subsequent to the Merger.

     Net income (loss). The Company generated net income of $0.12 million, or $.01 per share, during the quarter ended October 31, 1997 compared to a net loss of $1.7 million, or $.08 per share, during the quarter ended October 31, 1996. During the quarter ended October 31, 1996, the Company's wholly-owned subsidiary, CLI, incurred a net loss on a stand-alone basis of $2.6 million and VTEL generated net income on a stand-alone basis of $0.95 million which resulted in a restated combined net loss of $1.7 million. Subsequent to the Merger, VTEL's management reduced the operating expenses of the combined company by eliminating duplicate operating costs and leveraging the research and development and selling, general and administrative expenses of the two companies such that these expenses were focused on a single company development platform and sales and marketing strategy. The result was a reduction in the combined costs incurred by the two companies, which were investing amounts in implementing tw corporate strategies when the companies operated as competitors, and an increase in the amount of funds available to invest in a single company plan.

     Improvement in the Company's financial performance during the remainder of fiscal year 1998 will depend on the Company's ability to continue to significantly increase revenues through growth in the Company's distribution channels and the successful introduction of its new products, to generate improving gross margins and to control the growth of operating expenses. There can be no assurances that the Company will be successful in achieving these objectives during the remainder of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1997, the Company had working capital of $39.7 million, including $19.6 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $3.1 million for the quarter ended October 31, 1997 and primarily relates to decreases in accounts payable and accrued liabilities, offset by a decrease in accounts receivable. The reduction in accounts payable and accrued liabilities includes amounts for Merger and other-related expenses which were accrued at July 31, 1997. Cash used in operating activities was $3.8 million for the quarter ended October 31, 1996, primarily due to an increase in accounts receivable and decreases in accounts payable and accrued expenses. These increases were offset by a decrease in inventories.

     Cash flows from investing activities during the quarter ended October 31, 1997 were the result of capital expenditures of $3.0 million and net investment activity from short-term investments which generated cash of $6.8 million. Cash flows from investing activities during the quarter ended October 31, 1996 were the result of capital expenditures of $2.2 million and net investment activity from short-term investments which generated cash of $7.6 million. The Company periodically generates cash from short-term investments as such investments are utilized from time to time to provide cash needed to support the Company's operations.

CORPDAL:95409.1  22768-00022

     Cash flows provided by financing activities during the quarter ended October 31, 1997 were $0.04 million and related to sales of stock under the Company's employee stock plans. Cash flows provided by financing activities during the quarter ended October 31, 1996 were $2.8 million and related primarily to borrowings made by the Company's wholly-owned subsidiary, CLI, totaling approximately $0.5 million and stock offerings made by CLI netting approximately $5.7 million. The Company also used cash to purchase approximately $3.7 million of treasury shares.

     At October 31, 1997, the Company had a $10.0 million revolving line of credit available with a financial institution. No amounts have been drawn under the line of credit. The Company has issued a letter of credit totaling $1.5 million under its revolving line of credit as a lease deposit on its facility in San Jose. Subsequent to October 31, 1997, the Company signed a credit facility with a banking syndicate that provides a $25.0 million revolving line of credit. No amounts have been drawn under the syndicated line of credit.

     The Company's principal sources of liquidity at October 31, 1997 consist of $19.6 million of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from sales of products and services and its revolving lines of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

GENERAL

     The markets for the Company's products are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While the Company attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events will be an ongoing challenge and may result in revenue shortfalls during certain period of time.

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

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products and services, changes in competition, economic conditions, interest rates fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words " believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     CLI is currently engaged in several legal proceedings relating to matters arising prior to the Merger. There can be no assurance that CLI's legal proceedings can be resolved favorably to CLI or VTEL. Such legal proceedings, if continued for an extended period of time, could have an adverse effect upon CLI's working capital and management's ability to concentrate on its business. The Company had recorded an estimate of the costs to defend and discharge the claims prior to the quarter ended October 31, 1997 and such contingent liabilities are reflected as accrued expenses at October 31, 1997. In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any. However, an unfavorable outcome in any one or several such legal proceedings could have a material adverse effect on CLI and hence, VTEL.

     In a complaint filed on December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation ("Datapoint") alleged that CLI had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and attorneys' fees. CLI responded to the complaint by denying the material allegations of the complaint and asserting affirmative defenses. Discovery has commenced in the case. On September 27, 1995, CLI filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint could assert that CLI is infringing the patents in suit or whether Datapoint's patents are invalid in light of the prior art. In April 1996, a Special Master submitted a report which did not recommend that the Court adopt CLI's position set forth in the motion. The Court in September 1996 adopted the report of the Special Master that the claim of the patents in suit be construed in a manner favorable to the plaintiff. The case is expected to be set for trial in the spring of 1998. CLI is vigorously defending the claims.

CORPDAL:95409.1  22768-00022

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


ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              None

CORPDAL:95409.1  22768-00022

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VTEL CORPORATION



     December 12, 1997                   By:   /s/Rodney S. Bond
                                               ---------------------------------
                                               Rodney S. Bond
                                               Vice President-Finance
                                               (Chief Financial Officer
                                               and Principal Accounting Officer)

CORPDAL:95409.1  22768-00022