Form 10-Q
period 1998-01-31
VTEL CORP
filed 1998-03-23
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998


                         Commission file number 0-20008


                                VTEL Corporation

     A Delaware Corporation IRS                  Employer ID No. 74-2415696



                               108 Wild Basin Road
                               Austin, Texas 78746



                                 (512) 437-2700





The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

At March 1, 1998 the registrant had outstanding 23,114,289 shares of its Common Stock, $0.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                VTEL Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                             (Dollars in thousands)
                             ----------------------

                                                                    January 31,                     July 31,
                                                                       1998                            1997
                                                                    (Unaudited)

ASSETS
Current assets:
     Cash and equivalents                                         $         6,252             $        4,757
     Short-term investments                                                13,718                     20,299
     Accounts receivable, net of allowance for doubtful
       accounts of $10,662 and $11,735 at
       January 31, 1998 and July 31, 1997                                  37,754                     43,707
     Inventories                                                           18,248                     22,244
     Prepaid expenses and other current assets                              3,017                      2,891
                                                                  ----------------            ---------------
        Total current assets                                               78,989                     93,898

Property and equipment, net                                                23,884                     21,660
Intangible assets, net                                                     12,288                     12,768
Other assets                                                                3,213                      2,809
                                                                 -----------------            ---------------
                                                                 $        118,374             $      131,135
                                                                 =================            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $         14,872             $       25,699
     Accrued merger and other expenses                                      5,547                      9,704
     Accrued compensation and benefits                                      4,325                      4,552
     Other accrued liabilities                                              2,642                      3,070
     Deferred revenue                                                      12,833                     11,345
                                                                 -----------------            ---------------
        Total current liabilities                                          40,219                     54,370
                                                                 -----------------            ---------------

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 authorized;
       none issued or outstanding                                               -                          -
     Common stock, $.01 par value; 40,000,000 authorized;
       23,063,000 and 22,873,000 issued and outstanding
       at January 31, 1998 and July 31, 1997                                  230                        229
     Additional paid-in capital                                           255,822                    254,880
     Accumulated deficit                                                 (177,846)                  (178,234)
     Cumulative translation adjustment                                        (10)                         5
     Unearned compensation                                                    (41)                      (115)
                                                                 -----------------            ---------------
        Total stockholders' equity                                         78,155                     76,765
                                                                 -----------------            ---------------
                                                                 $        118,374             $      131,135
                                                                 =================            ===============




                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                                VTEL Corporation
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                   For the                                   For the
                                                              Three Months Ended                        Six Months Ended
                                                                  January 31,                               January 31,
                                                          1998                   1997                 1998              1997

Revenues:
    Products                                          $      32,091           $       40,568      $     66,403      $     79,679
    Services and other                                       10,661                   10,542            20,578            21,197
                                                      --------------          ---------------     -------------     -------------
                                                             42,752                   51,110            86,981           100,876
                                                      --------------          ---------------     -------------     -------------

Cost of sales:
    Products                                                 15,429                   23,492            33,207            45,876
    Services and other                                        6,893                    8,237            13,372            15,506
                                                      --------------          ---------------     -------------     -------------
                                                             22,322                   31,729            46,579            61,382
                                                      --------------          ---------------     -------------     -------------
    Gross margin                                             20,430                   19,381            40,402            39,494
                                                      --------------          ---------------     -------------     -------------

Selling, general and administrative                          15,185                   17,893            29,706            33,594
Research and development                                      4,843                    6,058             9,969            12,176
Amortization of intangible assets                               240                      240               480               480
                                                      --------------          ---------------     -------------     -------------
    Total operating expenses                                 20,268                   24,191            40,155            46,250
                                                      --------------          ---------------     -------------     -------------

    Income (loss) from operations                               162                   (4,810)              247            (6,756)
                                                      --------------          ---------------     -------------     -------------

Other income (expense):
    Interest income                                             248                      589               469             1,201
    Interest expense and other                                 (137)                    (746)             (311)           (1,073)
                                                      --------------          ---------------     -------------     -------------
                                                                111                     (157)              158               128
                                                      --------------          ---------------     -------------     -------------

Income (loss) from continuing operations
         before benefit (provision) for income                  273                   (4,967)              405            (6,628)
         taxes

Benefit (provision) for income taxes                             (5)                      31               (17)               12
                                                      --------------          ---------------     -------------     -------------
Income (loss) from continuing operations                        268                   (4,936)              388            (6,616)

Loss from discontinued operations                                 -                   (6,698)                -            (6,698)
                                                      --------------          ---------------     -------------     -------------
    Net income (loss)                                 $         268           $      (11,634)     $        388      $    (13,314)
                                                      ==============          ===============     =============     =============

Basic income (loss) per share:
    Continuing operations                             $        0.01           $        (0.16)     $       0.02      $      (0.22)
    Discontinued operations                                       -                    (0.22)                -             (0.00)
                                                      ==============          ===============     =============     =============
       Net income (loss) per share                    $        0.01           $        (0.38)     $       0.02      $      (0.44)
                                                      ==============          ===============     =============     =============

Diluted income (loss) per share:
    Continuing operations                           $          0.01         $          (0.16)     $       0.02      $      (0.22)
    Discontinued operations                                       -                    (0.22)                -             (0.22)

                                                    ================        =================     =============     =============
       Net income (loss) per share                  $          0.01         $          (0.38)     $       0.02      $      (0.44)
                                                    ================        =================     =============     =============

Weighted average shares outstanding:
    Basic                                                    23,042                   30,485            22,957            30,356
                                                    ================        =================     =============     =============
    Diluted                                                  23,510                   30,485            23,483            30,356
                                                    ================        =================     =============     =============


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                                VTEL Corporation
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                          For the
                                                                                     Six Months Ended
                                                                                        January 31,
                                                                              1998                       1997


Cash flows from operating activities:
     Net income (loss)                                                    $       388                $   (13,314)
     Adjustments to reconcile net income (loss)
     to net cash from operations:
        Depreciation and amortization                                           4,175                      6,423
        Provision for doubtful accounts                                           100                         72
        Amortization of unearned compensation                                      74                          -
        Foreign currency translation (gain) loss                                   72                        (33)
        (Increase) decrease in accounts receivable                              5,853                     (3,325)
        Decrease in inventories                                                 3,996                      7,726
        Increase in prepaid expenses and other current assets                    (126)                      (191)
        Decrease in accounts payable                                          (10,825)                    (2,215)
        Increase (decrease) in accrued expenses                                (4,812)                       160
        Increase in deferred revenues                                           1,488                      2,506
        Decrease in accrued expenses, discontinued operations                       -                       (557)
                                                                          ------------               ------------
           Net cash provided by (used in) operating activities                    383                     (2,748)
                                                                          ------------               ------------

Cash flows from investing activities:
     Net short-term investment activity                                         6,581                       7,094
     Net purchase of property and equipment                                    (5,919)                     (5,421)
     Increase in other assets                                                    (404)                       (804)
                                                                          ------------               -------------
           Net cash provided by investing activities                              258                         869
                                                                          ------------               -------------

Cash flows from financing activities:
     Repayments under line of credit agreements                                     -                      (2,425)
     Net proceeds from issuance of stock                                          941                       8,236
     Purchase of treasury stock                                                     -                      (3,742)
     Sale of treasury stock                                                         -                         280
                                                                          ------------               -------------
           Net cash provided by financing activities                              941                       2,349
                                                                          ------------               -------------

Effect of translation exchange rates on cash                                      (87)                       (124)
                                                                          ------------               -------------

Net increase in cash and equivalents                                            1,495                         346

Cash and equivalents at beginning of period                                     4,757                       1,973
                                                                          ------------               -------------
Cash and equivalents at end of period                                      $    6,252                $      2,319
                                                                          ============               =============



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                VTEL Corporation
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets and supports multi-media digital visual communication systems. The Company's systems integrate traditional video and audio conferencing with additional functions, including the sharing of PC software applications and the transmission of high-resolution images and facsimiles. Through the use of the Company's multi-media digital visual communication systems, users are able to replicate more closely the impact and effectiveness of face-to-face meetings, education and training classes and certain medical consultations.

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

     The  Company   primarily   distributes   its  systems  to  a  domestic  and
international   marketplace   through  third  party  resellers.   The  Company's
headquarters and production facilities are in Austin, Texas.

Note 1 - General and Basis of Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of January 31, 1998 and the results of the Company's operations and its cash flows for the three month period and six month period ended January 31, 1998. The results for interim periods are not necessarily indicative of results for a full fiscal year.

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

Note 2 - Inventories

     Inventories consist of the following:


                                                January 31,            July 31,
                                                   1998                  1997
                                                     (Dollars in thousands)


Raw materials                                        $  8,447            $   9,493
Work in process                                         1,032                4,143
Finished goods                                          7,865                7,490
Finished goods held for evaluation
  and rental and loan  agreements                         904                1,118
                                                    ---------            ---------


                                                    $  18,248            $  22,244
                                                    =========            =========


     Finished goods held for evaluation consists of completed digital visual communication systems used for demonstration and evaluation purposes, which are generally sold during the next 12 months.

Note 3 - Net Income (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard, which is effective for financial statements issued for periods ending after December 31, 1997, establishes standards for computing and presenting earnings per share (EPS) and requires restatement of all prior period EPS data presented upon adoption. The Company has implemented this standard in the second quarter of fiscal 1998. The implementation of SFAS No. 128 results in the presentation of a basic EPS presented in the consolidated financial statements as well as a diluted EPS for the periods presented.

     Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents (if dilutive) outstanding for the period. Stock options and warrants are the only dilutive potential shares that the Company has outstanding for all periods presented. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of SFAS No. 128. At January 31, 1998, options and warrants to acquire 1.9 million shares of common stock were not included in the computations of diluted earnings per share because the effect of including the options and warrants would have been anti-dilutive. At January 31, 1997, options and warrants to acquire 4.1 million shares of common stock were not included in the computations of diluted earnings per share because the effect of including the options and warrants would have been anti-dilutive.

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

     The restatement of the consolidated financial information combines the financial information of VTEL and CLI giving retroactive effect to the Merger as if the two companies had operated as a single company for the three and six months ended January 31, 1998. However, the two companies operated independently prior to the Merger, and the historical changes and trends in the financial condition and results of operations of these two companies resulted from independent activities. Nonetheless, the following management's discussion and analysis of financial condition and results of operations attempts to relate the activities which resulted in the changes in financial condition and results of operations of the combined company, taking into consideration that a trend or change in the historical results of the combined entity was caused by many events related to each individual company operating independently as competitors. The financial information presented on a historical restated basis is not indicative of the financial condition and results of operations that may have been achieved in the past or will be achieved in the future had the companies operated historically as a single entity.

     The following review of the Company's financial position and results of operations for the three and six month periods ended January 31, 1998 and 1997 should be read in conjunction with the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 1997.

Results of Operations

     The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:


                                                                For the three                For the six
                                                                months ended                 months ended
                                                                 January 31,                 January 31,


                                                              1998          1997           1998           1997
Revenues                                                      100%          100%            100%          100%
Gross margin                                                   48            38             46             39
Selling, general and administrative                            36            35             34             33
Research and development                                       11            12             11             12
Total operating expenses                                       47            47             46             46
Other expense, net                                              -             -              -              -
Net income (loss) from continuing operations                    1           (10)             -             (7)
Net income (loss) from discontinued operations                  -           (13)             -             (7)
Net income (loss)                                               1%          (23)%            -%           (13)%



             Three and Six Months Ended January 31, 1998 and 1997

     Revenues. Revenues for the quarter ended January 31, 1998 decreased to $42.8 million from $51.1 million in the quarter ended January 31, 1997, a decrease of $8.3 million or 16%. Revenues for the six months ended January 31, 1998 decreased to $87.0 million from $100.9 million for the six months ended January 31, 1997, a decrease of $13.9 million or 14%. The decrease in revenues is the result of a decrease in the total number of unit sales of the Company's systems primarily led by a decline in the sale of the products of the Company's wholly-owned subsidiary, CLI, during the three and six month periods ended January 31, 1998 as a result of the transition by the combined Company to the sale of the Company's Enterprise System Architecture( (ESA)-based products.

The following table summarizes the Company's group system unit sales activity:


                                                            For the three months ended              For six
                                                                                                     months
                                                                                                     ended


                                                         July 31,        October 31,       January 31,     January 31,
                                                           1997             1997              1998            1998


Large group digital visual communication systems             699              751              583            1,334
Small group digital visual communication systems             175               75              140              215
MCU II( - second-generation mMultipoint control               43               16               42               58
units
       Total systems                                         917              842              765            1,607


     International sales contributed approximately 25% and 23%, respectively, of product revenues for the three and six months ended January 31, 1998 as compared to 24% of product revenues for the three and six months ended January 31, 1997.

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

     Gross margin. Gross margin as a percentage of total revenues was 48% and 46%, respectively, for the three and six months ended January 31, 1998, an increase from the gross margin as a percentage for revenues of 38% and 39%, respectively, for the three and six months ended January 31, 1997. During the three months and six months ended January 31, 1998, the products that were previously developed by the Company's wholly-owned subsidiary, CLI, represented a smaller proportion of total product revenues due to the transition of the Company's combined product offering to the Company's ESA-based products. The products of the Company's wholly-owned subsidiary, CLI, generally have a lower gross margin than the ESA-based products. During the three months and six months ended January 31, 1997, the Company's restated combined revenues consisted of a higher proportion of revenues from CLI, which resulted in a lower gross margin on a combined basis. The higher proportion of products revenues from the ESA platform products resulted in a higher blended gross margin.

     Although the Company expects gross margins to remain consistent during fiscal 1998, it continues to expect gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products which may carry a lower gross margin. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.

     Selling, general and administrative. Selling, general and administrative expenses decreased by $2.7 million, or 15%, from $17.9 million for the quarter ended January 31, 1997 to $15.2 million for the quarter ended January 31, 1998. Selling, general and administrative expenses decreased by $3.9 million, or 12%, from $33.6 million for the six months ended January 31, 1997 to $29.7 million for the six months ended January 31, 1998. Selling, general and administrative expenses as a percentage of revenues were 35% and 36% for the three months ended January 31, 1997 and 1998, respectively, and were 33% and 34% for the six months ended January 31, 1997 and 1998, respectively. Selling, general and administrative expenses as a percentage of revenues were slightly higher during the three and six month periods ended January 31, 1998 in comparison with the three and six month periods ended January 31, 1997 due to a larger percentage decrease in revenues than the decrease in selling, general and administrative expenses, partially due to expenditures made during the three months ended January 31, 1998 to develop product brand recognition. The Company is directing marketing spending from its prior marketing strategy to its current strategy which is focused on company and product branding. Revenues may be affected during the transition period in which the Company is implementing the branding campaign such that the expected increase in revenues from the new marketing strategy may not coincide with potential changes in revenues due to the decline in marketing spending under the former marketing strategy. The result could be a decline in revenues during the transition period.

     Research and development. Research and development expenses decreased by $1.3 million, or 21%, from $6.1 million for the quarter ended January 31, 1997 to $4.8 million for the quarter ended January 31, 1998. Research and development expenses decreased by $2.2 million, or 18%, from $12.2 million for the six months ended January 31, 1997 to $10.0 million for the six months ended January 31, 1998. Research and development expenses as a percentage of revenues were 12% and 11% for the three months ended January 31, 1997 and 1998, respectively, and were 11% and 12%, respectively, for each of the six months ended January 31, 1998 and 1997. The decrease in the amount of research and development expenses is due to the combination of VTEL and its wholly-owned subsidiary, CLI, subsequent to the Merger such that the Company is focusing its research and development activities on a single product platform, the ESA platform. The Company was able to reduce total research and development expenses by limiting its development efforts to the development of its family of products on a single product platform while still investing a higher amount in research and development activities related to its ESA platform. The Company has redirected a portion of the research and development expenses related to the products developed by its wholly-owned subsidiary, CLI, to the ESA platform thereby leveraging the development activities of both companies. The Company experienced a decline in revenues during the three and six months ended January 31, 1998 compared with the three and six months ended January 31, 1997 which resulted in research and development expenses as a percentage of revenues remaining consistent during these periods despite a decline in the amount of research and development expenses incurred during the three and six months ended January 31, 1998.

     Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs. Future research and development expenses are expected to increase as revenues increase. These expenditures will be largely devoted to improving the Company's system user interface and the development of the next generation product platform.

     Other income, net. Other income, net increased by $0.27 million, or 169%, from a net expense of $0.16 million for the quarter ended January 31, 1997 to income of $0.11 million for the quarter ended January 31, 1998. Other income, net increased by $0.03 million, or 23%, from $0.13 million for the six months ended January 31, 1997 to $0.16 million for the six months ended January 31, 1998.

     The change in other income, net is attributable to a decrease in interest expense related to a decrease of the debt of the Company's wholly-owned subsidiary, CLI, subsequent to the Merger, slightly offset by lower interest income earned during the three and six months ended January 31, 1998 on the Company's cash and investment balances as a result of a decrease in such balances due to the planned cash requirements associated with the combination of VTEL and CLI subsequent to the Merger.

     Net income (loss). The Company generated net income of $0.3 million, or $0.01 per share, during the quarter ended January 31, 1998 compared to a net loss of $11.6 million, or $0.38 per share, during the quarter ended January 31, 1997. The Company generated net income of $0.4 million, or $0.02 per share, during the six months ended January 31, 1998 compared to a net loss of $13.3 million, or $0.22 per share, during the six months ended January 31, 1997. During the quarter ended January 31, 1997, the Company's wholly-owned subsidiary, CLI, incurred a net loss on a stand-alone basis of $12.4 million, including a $6.7 million loss from discontinued operations, and VTEL generated net income on a stand-alone basis of $0.8 million, which resulted in a restated combined net loss of $11.6 million. During the six months ended January 31, 1997, the Company's wholly-owned subsidiary, CLI, incurred a net loss on a stand-alone basis of $15.1 million, including a $6.7 million loss from discontinued operations, and VTEL generated net income on a stand-alone basis of $1.8 million, which resulted in a combined net loss of $13.3 million. Subsequent to the Merger, VTEL's management reduced the operating expenses of the combined company by eliminating duplicate operating costs and leveraging the research and development and selling, general and administrative expenses of the two companies such that these expenses were focused on a single company development platform and sales and marketing strategy. The result was a reduction in the combined costs incurred by the two companies, which were investing amounts in implementing two corporate strategies when the companies operated as competitors, and an increase in the amount of funds available to invest in a single company plan. Additionally, the Company has been able to improve gross margins by transitioning the combined Company to the sale of the Company's higher gross margin ESA-based products.

     Improvement in the Company's financial performance during the remainder of fiscal year 1998 will depend on the Company's ability to increase revenues through growth in the Company's distribution channels, introduce its new products which should generate revenue growth, and control the growth of operating expenses. There can be no assurances that the Company will be successful in achieving these objectives.

Liquidity and Capital Resources

     At January 31, 1998, the Company had working capital of $38.8 million, including $20.0 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $0.38 million for the six months ended January 31, 1998 and primarily results from decreases in inventories and accounts receivable and an increase in deferred revenues, offset by a decrease in accounts payable and accrued liabilities. The reduction in accounts payable and accrued liabilities includes amounts for Merger and other expenses which were accrued at July 31, 1997. Cash used in operating activities was $2.7 million for the six months ended January 31, 1997, primarily due to a net loss of $13.3 million coupled with an increase in accounts receivable and a decrease in accounts payable, offset by a decrease in inventories and an increase in deferred revenues.

     Net cash provided by investing activities during the six months ended January 31, 1998 was $0.26 million and primarily resulted from cash generated by a reduction in short-term investments of $6.6 million offset by an increase in net property and equipment of $5.9 million. Cash provided by investing activities during the six months ended January 31, 1997 was $0.87 million and primarily resulted from cash generated by a reduction of short-term investments of $7.1 million offset by an increase in net property and equipment of $5.4 million.

     Cash flows provided by financing activities during the six months ended January 31, 1998 were $0.97 million and related to sales of stock under the Company's employee stock plans. Cash flows provided by financing activities during the six months ended January 31, 1997 were $2.3 million and related primarily to sale of approximately $7.0 million of preferred stock by the Company's wholly-owned subsidiary, CLI, the sale of stock under employee stock purchase plans totaling approximately $1.2 million, the repayment of borrowings made by the Company's wholly-owned subsidiary, CLI, totaling approximately $2.4 million and the purchase of treasury stock totaling $3.7 million.

     At January 31, 1998, the Company had a $25.0 million revolving line of credit with a banking syndicate. The Company has issued a letter of credit totaling $1.2 million under its revolving line of credit as a lease deposit on one of its facilities. No amounts have been drawn under the syndicated line of credit.

     The Company's principal sources of liquidity at January 31, 1998 consist of $20.0 million of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from sales of products and services and its revolving lines of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

General

     The markets for the Company's products are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While the Company attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events will be an ongoing challenge and may result in revenue shortfalls during certain priods of time.

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

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

     Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products and services, changes in competition, economic conditions, interest rates fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

     CLI is currently engaged in several legal proceedings relating to matters arising prior to the Merger. There can be no assurance that CLI's legal proceedings can be resolved favorably to CLI or VTEL. Such legal proceedings, if continued for an extended period of time, could have an adverse effect upon CLI's working capital and management's ability to concentrate on its business. The Company had recorded an estimate of the costs to defend and discharge the claims prior to the quarter ended January 31, 1998 and such contingent liabilities are reflected as accrued expenses at January 31, 1998. In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any. However, an unexpected outcome in any one or several such legal proceedings could have a material adverse effect on CLI and hence, VTEL.

     In a complaint filed on December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation ("Datapoint") alleged that CLI had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and attorneys' fees. CLI responded to the complaint by denying the material allegations of the complaint and asserting affirmative defenses. Discovery has commenced in the case. On September 27, 1995, CLI filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint could assert that CLI is infringing the patents in suit. In April 1996, a Special Master submitted a report which did not recommend that the Court adopt CLI's position set forth in the motion. The case is expected to be set for trial in the fall of 1998. CLI is vigorously defending the claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On December 18, 1997, an annual meeting of the stockholders was held whereby shareholders voted on the following proposals:


1. Proposal for the election of eight directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders voted to approve the proposal by the following vote:


          Nominee                         For                       Withheld                 Broker Non-votes

F.H. (Dick) Moeller                   18,166,894                     825,227                         -
Jerry S. Benson, Jr.                  18,182,120                     810,001                         -
Eric L. Jones                         18,169,998                     822,123                         -
Gordon H. Matthews                    18,171,920                     820,201                         -
Max D. Hopper                         18,182,643                     809,478                         -
T. Gary Trimm                         18,171,808                     820,313                         -
Arthur G. Anderson                    18,214,108                     778,013                         -
Richard Snyder                        18,215,781                     776,340                         -


2. Proposal to approve an amendment to the Company's Employee Stock Purchase Plan (the "ESPP") to increase the number of shares of the Company's Common Stock issuable under the ESPP upon the exercise of stock options granted pursuant to the ESPP from 450,000 to 950,000 shares. The stockholders voted to approve the proposal by the following vote:


         For            Against             Abstain          Broker Non-votes

     17,700,695         881,493             98,350               311,583

3. Proposal to approve an amendment of the Company's 1992 Director Stock Option Plan (the "Director Plan") to increase the number of shares of the Company's Common Stock issuable under the Director Plan upon the exercise of stock options granted pursuant to the Director Plan from 100,000 to 150,000 shares. The stockholders voted to approve the proposal by the following vote:


        For            Against             Abstain          Broker Non-votes

     16,132,391      2,774,372             115,358                 -


4. Proposal to ratify the Board of Directors' appointment of Price Waterhouse LLP, independent accountants, as the Company's independent auditors for the year ending July 31, 1998. The stockholders voted to approve the proposal by the following vote:


        For            Against             Abstain          Broker Non-votes

     18,785,755        116,173              90,193                 -



Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               VTEL CORPORATION



         March 16, 1998               By:      /s/ Rodney S. Bond
                                               ---------------------------------
                                               Rodney S. Bond
                                               Vice President-Finance
                                               (Chief Financial Officer
                                               and Principal Accounting Officer)