Form 10-Q
period 1998-04-30
VTEL CORP
filed 1998-06-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998


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

At June 1, 1998 the registrant had outstanding 23,167,114 shares of its Common Stock, $0.01 par value.



                                          PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                                 VTEL Corporation
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands, except share and per share amounts)


                                                                                  April 30,
                                                                                    1998                  July 31,
                                                                                 (Unaudited)                1997
                                                                               ---------------         --------------
ASSETS
Current assets:
   Cash and equivalents                                                            $   8,447               $   4,757
   Short-term investments                                                             14,287                  20,299
   Accounts receivable, net of allowance for doubtful
   accounts of      $10,462 and $10,722 at April 30, 1998
                    and July 31, 1997                                                 40,624                  43,707
   Inventories                                                                        15,676                  22,244
   Prepaid expenses and other current assets                                           2,430                   2,891
                                                                               ---------------         --------------
        Total current assets                                                          81,464                  93,898

Property and equipment, net                                                           25,392                  21,660
Intangible assets, net                                                                12,048                  12,768
Other assets                                                                           3,003                   2,809
                                                                               ---------------         --------------
                                                                                    $121,907              $  131,135
                                                                               ===============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 18,158              $   25,699
   Accrued merger and other expenses                                                   3,471                   9,704
   Accrued compensation and benefits                                                   4,141                   4,552
   Other accrued liabilities                                                           3,939                   3,070
   Deferred revenue                                                                   12,889                  11,345
                                                                               ---------------         --------------
        Total current liabilities                                                     42,598                  54,370
                                                                               ---------------         --------------

Stockholders'equity:
   Preferred stock, $.01 par value; 10,000,000 authorized;
      none issued or outstanding                                                          --                      --
   Common stock, $.0l par value; 40,000,000 authorized;
      23,160,000 and 22,873,000 issued and outstanding at
      April 30, 1998 and July 31, 1997                                                   230                     229
   Additional paid-in capital                                                        256,044                 254,880
   Accumulated deficit                                                              (176,867)               (178,234)
   Cumulative translation adjustment                                                     (32)                      5
   Unearned compensation                                                                 (66)                   (115)
                                                                               ---------------        ---------------
        Total stockholders' equity                                                    79,309                  76,765
                                                                               ---------------        ---------------
                                                                                    $121,907                $131,135
                                                                               ===============        ===============




                                        The  accompanying  notes are an integral part
                              of   these   condensed   consoloidated   financial statements.

                                                         2


                                                 VTEL Corporation
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)
                                 (Amounts in thousands, except per share amounts)


                                                          For the                                  For the
                                                     Nine Months Ended                        Nine Months Ended
                                                         April 30,                                April 30,
                                             ---------------------------------       -----------------------------------
                                                  1998               1997                 1998                1997
                                             --------------      -------------       --------------      ---------------
Revenues:
   Products                                        $ 32,887           $ 35,197             $ 99,290            $ 114,876
   Services and other                                12,113              8,903               32,691               30,100
                                             --------------      -------------       --------------      ---------------
                                                     45,000             44,100              131,981              144,976
                                             --------------      -------------       --------------      ---------------
Cost of sales:
   Products                                          15,969             19,121               49,176               64,997
   Services and other                                 7,944              6,319               21,316               21,825
                                                     23,913             25,440               70,492               86,922
   Gross margin                                      21,087             18,660               61,489               58,154
                                             --------------      -------------       --------------      ---------------

Selling, general and                                 16,525             16,319               46,231               49,913
administrative
Research and development                              4,786              6,339               14,755               18,515
Amortization of intangible assets                       240                240                  720                  720
                                             --------------      -------------       --------------      ---------------
   Total operating expenses                          21,551             22,898               61,706               69,148
                                             --------------      -------------       --------------      ---------------

   Loss from operations                               (464)            (4,238)                (217)             (10,994)
                                             --------------      -------------       --------------      ---------------

Other income (expense):
   Interest income                                      247                561                  716                1,762
   Interest expense and other                         1,217              (163)                  906              (1,236)
                                             --------------      -------------       --------------      ---------------
                                                      1,464                398                1,622                  526
                                             --------------      -------------       --------------      ---------------

Income (loss) from continuing
operations
   before benefit (provision) for
   income taxes                                       1,000            (3,840)                1,405             (10,468)

Benefit (provision) for income                         (20)                 --                 (37)                   12
taxes
                                             --------------      -------------       --------------      ---------------
Income (loss) from continuing                           980            (3,840)                1,368             (10,456)
operations

Loss from discontinued                                   --                 --                   --              (6,698)
operations
                                             --------------      -------------       --------------      ---------------
   Net income (loss)                                   $980            (3,840)                1,368             (17,154)
                                             ==============      =============       ==============      ===============

Basic income (loss) per share:
   Continuing operations                              $0.04            $(0.18)                 0.06              $(0.48)
   Discontinued operations                               --                 --                   --               (0.31)
                                             --------------      -------------       --------------      ---------------
       Net income (loss) per share                    $0.04            $(0.18)                 0.06              $(0.79)
                                             ==============      =============       ==============      ===============

Diluted income (loss) per
share:
   Continuing operations                              $0.04            $(0.18)                $0.06              $(0.48)
   Discontinued operations                               --                 --                   --               (0.31)
                                             --------------      -------------       --------------      ---------------
       Net income (loss) per share                    $0.04            $(0.18)                $0.06              $(0.79)
                                             ==============      =============       ==============      ===============

Weighted average shares
outstanding:
   Basic                                             23,130             21,757               23,013               21,856
                                             ==============      =============       ==============      ===============
   Diluted                                           23,400             21,757               23,477               21,856
                                             ==============      =============       ==============      ===============


                                       The  accompanying  notes are an integral part
                              of   these   condensed   consoloidated   financial statements.

                                                         3




                                                 VTEL CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)


                                                                                        For the Nine Months
                                                                                          Ended April 30,
                                                                                    1998                         1997
                                                                       ---------------------------------------------------------


Cash flows from operating activities:
   Net income (loss)                                                         $         1,368              $      (17,154)
   Adjustments to reconcile net income (loss) to net
   cash from operations:
       Depreciation and amortization                                                   6,601                      11,727
       Provision for doubtful accounts                                                    44                          80
       Amortization of unearned compensation                                              49                         111
       Foreign currency translation (gain) loss                                           87                        (32)
       Decrease in accounts receivable                                                 3,039                       5,637
       Decrease in inventories                                                         6,568                       3,367
       (Increase) decrease in prepaid expenses and                                       461                     (1,425)
       other current assets
       Increase (decrease) in accounts payable                                       (7,539)                         287
       Decrease in accrued expenses                                                  (5,779)                     (1,313)
       Increase in deferred revenues                                                   1,544                       1,744
       Decrease in accrued expenses, discontinued                                          -                       (657)
                                                                             ---------------              --------------
       operations
         Net cash provided by operating                                                6,443                       2,372
                                                                             ---------------              --------------
         activities

Cash flows from investing activities:
   Net short-term investment activity                                                  6,012                      10,577
   Net purchase of property and equipment                                            (9,617)                    (10,085)
   Increase in other assets                                                            (191)                     (1,567)
                                                                             ---------------              --------------
       Net cash used in investing                                                    (3,796)                     (1,075)
                                                                             ---------------              --------------
       activities

Cash flows from financing activities:
   Repayments under line of credit agreements                                              -                     (5,145)
   Net proceeds from issuance of stock                                                 1,165                       7,841
   Purchase of treasury stock                                                              -                     (3,742)
   Sale of treasury stock                                                                  -                       1,640
                                                                             ---------------              --------------
       Net cash provided by financing activities                                       1,165                         594
                                                                             ---------------              --------------

Effect of translation exchange rates on cash                                           (122)                       (156)
                                                                             ---------------              --------------

Net increase in cash and equivalents                                                   3,690                       1,735

Cash and equivalents at beginning of period                                            4,757                       1,973
                                                                             ---------------              --------------
Cash and equivalents at end of period                                        $         8,447              $        3,708
                                                                             ===============              ==============



                                     The  accompanying  notes are an integral part
                              of   these   condensed   consoloidated   financial statements.

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


Note 1 - General and Basis of Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the
Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of April 30, 1998 and the results of the Company's operations and its cash flows for the three month period and nine month period ended April 30, 1998. The results for interim periods are not necessarily indicative of results for a full fiscal year.

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

Note 2 - Inventories

         Inventories consist of the following:

                                                April 30,         July 31,
                                                  1998              1997
                                               (Unaudited)

                                                 (Dollars in thousands)

   Raw materials                                $  7,551          $   9,493
   Work in process                                   558              4,143
   Finished goods                                  6,766              7,490
   Finished goods held for evaluation                  -
     and rental and loan  agreements                801_              1,118
                                                                 ----------
                                                       _
                                              ----------
                                                $ 15,676           $ 22,244
                                              ==========         ==========


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

         Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents (if dilutive) outstanding for the period. Stock options and warrants are the only dilutive potential shares that the Company has outstanding for all periods presented. All prior years' EPS data in this report have been recalculated to reflect the provisions of SFAS No. 128. At April 30, 1998, options and warrants to acquire 2.0 million shares of common stock were not included in the computations of diluted earnings per share because the effect of including the options and warrants would have been anti-dilutive. At April 30, 1997, options and warrants to acquire 4.1 million shares of common stock were not included in the computations of diluted earnings per share because the effect of including the options and warrants would have been anti-dilutive.

Note 4 - Year 2000 Evaluation

         The Company has considered the impact of the year 2000 on its business systems and processes and has determined that the year 2000 will not have a material adverse affect on its financial position and results of operations.

Note 5 - Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. As such, the Company will adopt SFAS No. 130 for its fiscal year ended July 31, 1998.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The adoption of this new accounting standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of operations.

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

         The restatement of the consolidated financial information combines the financial information of VTEL and CLI giving retroactive effect to the Merger as if the two companies had operated as a single company for the three and nine months ended April 30, 1998. However, the two companies operated independently prior to the Merger, and the historical changes and trends in the financial condition and results of operations of these two companies resulted from independent activities. Nonetheless, the following management's discussion and analysis of financial condition and results of operations attempts to relate the activities which resulted in the changes in financial condition and results of operations of the combined company, taking into consideration that a trend or change in the historical results of the combined entity was caused by many events related to each individual company operating independently as competitors. The financial information presented on a historical restated basis is not indicative of the financial condition and results of operations that may have been achieved in the past or will be achieved in the future had the companies operated historically as a single entity.

         The following review of the Company's financial position and results of operations for the three and nine month periods ended April 30, 1998 and 1997 should be read in conjunction with the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 1997.

Results of Operations

         The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:

                                                                   For the three               For the nine
                                                                   months ended                months ended
                                                                     April 30,                  April 30,
                                                                 1998         1997         1998          1997


      Revenues                                                   100%         100%          100%          100%
      Gross margin                                                47           42            47            40
      Selling, general and administrative                         37           37            35            34
      Research and development                                    11           14            11            13
      Total operating expenses                                    48           52            47            48
      Other income, net                                            3            1             1             -
      Net income (loss) from continuing operations                 2           (9)            1            (7)
      Loss from discontinued operations                            -            -             -            (5)
      Net income (loss)                                            2%          (9)%           1%          (12)%


               Three and Nine Months Ended April 30, 1998 and 1997

         Revenues. Revenues for the quarter ended April 30, 1998 increased to $45.0 million from $44.1 million in the quarter ended April 30, 1997, an increase of $0.9 million or 2%. Revenues for the nine months ended April 30, 1998 decreased to $132.0 million from $145.0 million for the nine months ended April 30, 1997, a decrease of $13.0 million or 9%. The decrease in revenues for the nine month period ended April 30, 1998 is the result of a decrease in the total number of unit sales of the Company's systems primarily led by a decline in the sale of the products of the Company's wholly-owned subsidiary, CLI, in the early part of the nine month period ended April 30, 1998 as a result of the transition by the combined Company to the sale of the Company's Enterprise System Architecture(TM) (ESA)-based products. The increase in revenues during the three months ended April 30, 1998 in comparison with the three months ended April 30, 1997 is the combination of a decline product revenues as described above and an increase in revenues generated from Services and Other. The increase in revenues from Services and Other where driven by an increase in revenues from the Company's Integration Services Group.

The following table summarizes the Company's group system unit sales activity:

                                                                                               For nine
                                                                                                months
                                                        For the three months ended               ended
                                        July 31,     October 31,     January 31,    April 30,   April 30,
                                         1997           1997            1998          1998        1998

    Large group digital visual
       communication systems             699             751            583            899        2,233

    Small group digital visual
       communication systems             175              75            140            237          452

    Multipoint control units              43              16             42             33           91
                                        ----            ----           ----          -----        -----

           Total systems                 917             842            765          1,169        2,776
                                        ====            ====           ====          =====        =====


         International sales contributed approximately 32% and 24%, respectively, of product revenues for the three and nine months ended April 30, 1998 as compared to 31% and 25% of product revenues for the three and nine months ended April 30, 1997.

         While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of distributing its products through resellers. Because expense levels are based on the Company's expectations of future revenues, the Company's expense base is relatively fixed in the short term. If revenue levels are below expectations, operating results may be materially and adversely affected and net income is likely to be disproportionately adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by the Company or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Gross margin. Gross margin as a percentage of total revenues was 47% for the three and nine months ended April 30, 1998, an increase from the gross margin as a percentage for revenues of 42% and 40%, respectively, for the three and nine months ended April 30, 1997. During the three months and nine months ended April 30, 1998, the products that were previously developed by the Company's wholly-owned subsidiary, CLI, represented a smaller proportion of total product revenues due to the transition of the Company's combined product offering to the Company's ESA-based products. The products of the Company's wholly-owned subsidiary, CLI, generally have a lower gross margin than the ESA-based products. During the three and nine months ended April 30, 1997, the Company's restated combined revenues consisted of a higher proportion of revenues from CLI, which resulted in a lower gross margin on a combined basis. The higher proportion of products revenues from the ESA platform products resulted in a higher blended gross margin for the three and nine months ended April 30, 1998.


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


         Selling, general and administrative. Selling, general and administrative expenses increased by $0.2 million, or 1%, from $16.3 million for the quarter ended April 30, 1997 to $16.5 million for the quarter ended April 30, 1998. Selling, general and administrative expenses decreased by $3.7 million, or 7%, from $49.9 million for the nine months ended April 30, 1997 to $46.2 million for the nine months ended April 30, 1998. Selling, general and administrative expenses as a percentage of revenues were 37% and 37% for the three months ended April 30, 1997 and 1998, respectively, and were 34% and 35% for the nine months ended April 30, 1997 and 1998, respectively. Selling, general and administrative expenses as a percentage of revenues remained consistent between each of the corresponding three and nine month periods ended April 30, 1998 and April 30, 1997 due to the Company investing consistently in selling, general and administrative activities on consistent revenues for each of the quarters ending April 30, 1997 and 1998. However, the composition of the selling, general and administrative expenses changed despite the consistency in amount. During the quarter ended April 30, 1998, the Company reduced selling, general and administrative expenses by creating efficiencies and eliminating duplicate costs by combining the operations of VTEL and its wholly-owned subsidiary, CLI, subsequent to the merger of the two companies. The reduction of selling, general and administrative costs as a result of these actions were then invested in the Company's branding and advertising initiatives which are expected to increase future revenues. As such, the Company has been able to continue to invest in programs designed to increase future revenues without increasing overall selling, general and administrative expenses.

         Revenues may be affected during the transition period in which the Company is implementing the branding campaign such that the expected increase in revenues from the new marketing strategy may not coincide with potential changes in revenues due to the decline in marketing spending under the Company's former marketing strategy. The result could be a decline in revenues during the transition period.

         Research and development. Research and development expenses decreased by $1.5 million, or 24%, from $6.3 million for the quarter ended April 30, 1997 to $4.8 million for the quarter ended April 30, 1998. Research and development expenses decreased by $3.7 million, or 20%, from $18.5 million for the nine months ended April 30, 1997 to $14.8 million for the nine months ended April 30, 1998. Research and development expenses as a percentage of revenues were 11% and 14% for the three months ended April 30, 1998 and 1997, respectively, and were 13% and 11%, respectively, for the nine months ended April 30, 1998 and 1997. The decrease in the amount of research and development expenses is due to the combination of VTEL and its wholly-owned subsidiary, CLI, subsequent to the Merger such that the Company is focusing its research and development activities on a single product platform, the ESA platform. The Company was able to reduce total research and development expenses by limiting its development efforts to the development of its family of products on a single product platform while still investing a higher amount in research and development activities related to its ESA platform. The Company has redirected a portion of the research and development expenses related to the products developed by its wholly-owned subsidiary, CLI, to the ESA platform thereby leveraging the development activities of both companies.

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

         Other income, net. Other income, net increased by $1.1 million, or 275%, from a net income of $0.4 million for the quarter ended April 30, 1997 to income of $1.5 million for the quarter ended April 30, 1998. Other income, net increased by $1.1 million, or 220%, from $0.5 million for the nine months ended April 30, 1997 to $1.6 million for the nine months ended April 30, 1998.

         The increase in Other income, net during the three and nine months ended April 30, 1998 compared with the three and nine months ended April 30, 1997 is attributable to income generated from a planned non-recurring real estate transaction which eliminated duplicate corporate headquarter facilities.

         Net income (loss). The Company generated net income of $0.98 million, or $0.04 per share, during the quarter ended April 30, 1998 compared to a net loss of $3.8 million, or $0.18 per share, during the quarter ended April 30, 1997. The Company generated net income of $1.4 million, or $0.06 per share, during the nine months ended April 30, 1998 compared to a net loss of $17.2 million, or $0.79 per share, during the nine months ended April 30, 1997. During the quarter ended April 30, 1997, the Company's wholly-owned subsidiary, CLI, incurred a net loss on a stand-alone basis of $4.2 million, and VTEL generated net income on a stand-alone basis of $0.4 million, which resulted in a restated combined net loss of $3.8 million. During the nine months ended April 30, 1997, the Company's wholly-owned subsidiary, CLI, incurred a net loss on a stand-alone basis of $19.4 million, including a $6.7 million loss from discontinued operations, and VTEL generated net income on a stand-alone basis of $2.2 million, which resulted in a combined net loss of $17.2 million. Subsequent to the Merger, VTEL's management reduced the operating expenses of the combined company by eliminating duplicate operating costs and leveraging the research and development and selling, general and administrative expenses of the two companies such that these expenses were focused on a single company development platform and sales and marketing strategy. The result was a reduction in the combined costs incurred by the two companies, which were investing amounts in implementing two corporate strategies when the companies operated as competitors, and an increase in the amount of funds available to invest in a single company plan. Additionally, the Company has been able to improve gross margins by transitioning the combined Company to the sale of the Company's higher gross margin ESA-based products.

         Improvement in the Company's financial performance during the remainder of fiscal year 1998 will depend on the Company's ability to increase revenues through growth in the Company's distribution channels, to introduce its new products which should generate revenue growth, and control the growth of operating expenses. There can be no assurances that the Company will be successful in achieving these objectives.

Liquidity and Capital Resources

         At April 30, 1998, the Company had working capital of $38.9 million, including $22.7 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $6.4 million for the nine months ended April 30, 1998 and primarily results from decreases in inventories and accounts receivable and an increase in deferred revenues, offset by a decrease in accounts payable and accrued liabilities. The reduction in accounts payable and accrued liabilities includes amounts for Merger and other expenses which were accrued at July 31, 1997. Cash provided by operating activities was $2.4 million for the nine months ended April 30, 1997, primarily due to a net loss of $17.2 million coupled with an increase in prepaid expenses and other current assets and a decrease in accrued expenses offset by a decrease in accounts receivable and inventories and an increase in deferred revenues.

         Net cash used in investing activities during the nine months ended April 30, 1998 was $3.8 million and primarily resulted from in increase in net property and equipment of $9.6 million offset by cash generated from the reduction of short-term investments of $6.0 million. Cash used in investing activities during the nine months ended April 30, 1997 was $1.1 million and primarily resulted from cash generated by a reduction of short-term investments of $10.6 million offset by an increase in net property and equipment of $10.1 million.

         Cash flows provided by financing activities during the nine months ended April 30, 1998 were $1.2 million and related to sales of stock under the Company's employee stock plans. Cash flows provided by financing activities during the nine months ended April 30, 1997 were $0.6 million and related primarily to the sale of approximately $7.0 million of preferred stock by the Company's wholly-owned subsidiary, CLI, the sale of stock under employee stock purchase plans totaling approximately $0.8 million, the repayment of borrowings made by the Company's wholly-owned subsidiary, CLI, totaling approximately $5.1 million, the purchase of treasury stock totaling $3.7 million, and the sale of treasury stock totaling $1.6 million.

         At April 30, 1998, the Company had a $25.0 million revolving line of credit with a banking syndicate. The Company has issued a letter of credit totaling $1.2 million under its revolving line of credit as a lease deposit on one of its facilities. No amounts have been drawn under the syndicated line of credit.

         The Company's principal sources of liquidity at April 30, 1998 consist of $22.7 million of cash, cash equivalents and short-term investments in addition to amounts available under the Company's revolving line of credit. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from sales of products and services and its revolving lines of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. As such, the Company will adopt SFAS No. 130 for its fiscal year ended July 31, 1998.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The adoption of this new accounting standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of operations.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         CLI is currently engaged in several legal proceedings relating to matters arising prior to the Merger. There can be no assurance that CLI's legal proceedings can be resolved favorably to CLI or VTEL. Such legal proceedings, if continued for an extended period of time, could have an adverse effect upon

CLI's working capital and management's ability to concentrate on its business. The Company had recorded an estimate of the costs to defend and discharge the claims prior to the quarter ended April 30, 1998 and such contingent liabilities are reflected as accrued expenses at April 30, 1998. In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any. However, an unexpected outcome in any one or several such legal proceedings could have a material adverse effect on CLI and hence, VTEL.

         In a complaint filed on December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation ("Datapoint") alleged that CLI had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and attorneys' fees. CLI responded to the complaint by denying the material allegations of the complaint and asserting affirmative defenses. Discovery has commenced in the case. Datapoint filed a similar case against PictureTel Corporation (PictureTel) as well as other companies. The case against PictureTel has been completed whereby a jury ruled against Datapoint. Datapoint is appealing the court decision. The Datapoint suit against CLI will likely be stayed while the appeal relating to the PictureTel suit is pending and the suit against CLI may ultimately be dismissed based upon the outcome of the PictureTel case.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

          Exhibit Number        Document description

                  10.1 Lease Agreement, dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corpora-tion, Lessee

                  10.2 First Amendment, dated March 11, 1998, to Lease Agreement, dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee

         (b) Reports on Form 8-K:  None
                                                       * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VTEL CORPORATION



         June 11, 1998                  By:  /s/Rodney S. Bond
                                             -----------------------------------
                                                           Rodney S. Bond
                                                      Vice President-Finance
                                                    (Chief Financial Officer
                                               and Principal Accounting Officer)