Form 10-K
period 1998-07-31
VTEL CORP
filed 1998-10-26
CIK 884144

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ( ).

The aggregate market value of 21,215,873 shares of the registrant's Common Stock held by nonaffiliates on September 18, 1998 was approximately $84,863,492. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 8, 1998 there were 23,282,700 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 1998 Annual Meeting are incorporated by reference into Part III.

         A list of all Exhibits to this Annual Report on Form 10-K is located at pages 52 through 56.

                                     PART I.

ITEM 1.    BUSINESS

GENERAL

         VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets and supports digital visual communication systems. The Company's product line is based on the latest microprocessor technology, a unique integration of hardware and software that provides features which are far beyond traditional video and audio conferencing. The use of open PC architecture and standard Microsoft(R) operating systems allows users to bring virtually any kind of data into a meeting or training environment. These new digital visual communications systems allow access and sharing of any information available on the World Wide Web, data that resides on an organization's Local Area Network or Intranet, or local PC files and software applications. The Company's systems are built upon a system platform that is based on industry-standard, PC-compatible open hardware and software architecture. The PC-architecture also provides a natural pathway to connect the Company's digital visual communication systems to either Internet Protocol (IP) networks or traditional telephone networks on a call by call basis through simple software commands. The Company's network management software uses industry standard protocols to allow large digital visual communications networks to be operated in the same manner currently used in traditional data networks, thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. The Company offers a wide range of global professional services to assist customers in designing, installing, operating and supporting organizational digital visual communications networks wordwide.

         The cornerstone of the Company's business strategy is to identify end-user customer markets that can most benefit from the advanced functionality of the Company's multi-media digital visual communication systems and to focus a substantial portion of its sales and marketing efforts on these targeted markets. Consistent with this strategy, the Company has targeted the manufacturing, education, government, health care, and financial institution market segments and certain portions of the general business market. VTEL primarily distributes its systems through third-party resellers which include major telecommunications providers and distributors such as Ameritech, Anixter, GTE, MCI, Norstan, PacBell, SBC, Sprint, US West and other value-added resellers. The Company has built an extensive marketing and sales organization to support its third-party resellers. This organization provides marketing programs; field support personnel including sales managers, system engineers, and business development managers; and personnel with industry expertise to implement the Company's targeted market strategy. Since the Company's inception, it has sold over 28,000 group digital visual communication systems.

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

3. VTEL's experienced management team and product development organization, in combination with key CLI managers, will provide a stronger management team with greater depth and experience to lead the combined company.

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

         The Company's executive offices are located at 108 Wild Basin Road, Austin, Texas 78746, and its telephone number is (512) 437-2700.

         INDUSTRY BACKGROUND

         Digital visual communications systems enable users at remote locations to meet and share information face-to-face. A wide range of business or professional meetings, education and training classes, and technical or medical consultations make use of this innovative technology to reduce operating costs, improve customer services, reduce cycle times, or improve intra- or inter-company communications. A videoconference entails the transmission of video, audio and data signals between two or more locations over a network connection. Video, audio and data conferencing involves a large amount of digital information. In order to transmit this information over digital networks, the video, audio and data signals must be digitized and compressed without substantially reducing the information content. Improved compression algorithms reduce transmission costs by allowing more information to be sent over lower capacity digital networks. Improved quality and lower costs of videoconferencing systems and network services have made videoconferencing applications more attractive to a broader group of users worldwide. Also contributing to the wider use of videoconferencing is the increased availability of switched digital telephone service and the use of Internet Protocol networks, allowing a videoconference to be initiated with nearly the ease of a normal telephone call.

         The major change occurring in the industry today involves the evolutionary migration of telecommunications networks from circuit-switched technology (like traditional telephone lines) to packet-switched technology (Internet Protocol networks). The Company is ideally positioned to take advantage of this change because its underlying product technology is built upon an open PC architecture. The Company can accommodate and support customer migration to Internet Protocol networks through simple software upgrades to existing products.

         Videoconferencing systems are also becoming simpler to use. Current videoconferencing systems can be configured as "set-top" appliances or "roll-about" room systems that can be used without the need for trained operators or special room requirements. In general, the videoconferencing market can be grouped into four complementary categories: personal conferencing, set-top conferencing, workgroup conferencing, and group conferencing. The personal conferencing market is targeted at the individual. As such, solutions are typically priced in the $1,000 to $6,000 range. The set-top conferencing market is targeted at groups of two to three individuals. Systems in this market range from $4,000 to $9,000. The workgroup conferencing market is targeted at the project teams or executive offices that require collaborative data and software interaction. Solutions in this market range from $6,000 to $15,000. The group conferencing market is targeted at larger groups, typically eight or more individuals. Application uses vary greatly from boardrooms to large classrooms. These group systems are priced at $10,000 and above.

         Another factor contributing to the growth of videoconferencing is the continuing emergence of international industry standards designed to allow interoperability of videoconferencing systems manufactured by different vendors. The International Telecommunications Union ("ITU-T") sets international standards used by the industry. The Company has been a leader in promoting standards across the industry and delivers standards-based products to its customers.

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

         PRODUCT DIFFERENTIATION. The Company's strategy is to differentiate its products from the products marketed by its competitors. Key elements of this strategy are as follows:

         Open Architecture. The Company's principal digital visual communication systems are built upon a system platform which integrates video, audio and data compression technologies in a PC-compatible open hardware and software architecture. This open architecture allows the Company to accelerate the development process through the use of commonly available, low-cost hardware and software components and the incorporation of third-party technological developments. The Company's PC-based system platforms are field-upgradable and easily accommodate software upgrades, thereby extending the useful life of the customer's investment and providing the Company with incremental revenues through these upgrade sales.

         Centralized Management and Administration. Using the industry standard Simple Network Management Protocol "SNMP", VTEL is able to centrally manage and administer large, distributed digital visual communication networks. The Company's SmartVideoNet Manager product provides advanced functionality for management in the videoconferencing industry. It leverages the industry standard SNMP for statistics, controls, and alerts. These functions allow for centralized problem determination and resolution, thereby eliminating the requirement for on-site expert personnel to support the system. An additional benefit of SmartVideoNet Manager is the ability to establish video calls from a centralized console with no local user intervention. Using this, meeting participants simply arrive at the conference room or classroom and the video call is already in session waiting for their participation.

         Consistent Operating Platform. An important characteristic of each product in the family is the consistent use of standard Microsoft operating systems (Windows 95(R), Windows 98(R), Windows NT(R)). This consistency combines the PC-microprocessor architecture with a recognized software platform and provides a familiar look and feel for the user throughout the product family architecture. Windows operating systems support a wide variety of software and hardware applications that can be integrated into a videoconference as stand-alone features or as shared applications by digital visual communication users through the Company's collaboration capability.

         Multi-media Functionality. The Company's digital visual communication systems provide a wide range of functions that enable users to exchange information and interact through a variety of media and, as such, more closely replicate the impact and effectiveness of face-to-face meetings. These functions, referred to by the Company as digital visual communication technology, combine video and audio, document exchange, shared whiteboard, and computer application sharing. The Company strives to make this functionality easily accessible to the user. The Company's Pen Pal GraphicsTM and AppsViewTM user interfaces are designed to make the Company's group systems easy to use. AppsViewTM, which was introduced in early 1995 and is now fully integrated into all of the Company's products, is a customizable user interface that runs on a Microsoft Windows(R) operating system. AppsViewTM integrates all application functions under a set of software-defined icons which can be customized by the user to meet specific needs. This same user interface is used across the entire product family for consistency, commonality, and ease of use.

         Standards Compliance. The Company believes the continued adoption and implementation of industry standards for interoperability are critical to the continued growth of the videoconferencing market. All of the Company's digital visual communication systems and multipoint products comply with the leading ITU-T standards for videoconferencing. The Company's platforms also comply with an extensive array of additional communications and computer industry standards, both formal and de facto (such as ISA, PCI, Intel x86, SNMP, and Microsoft Windows(R)), involving video, audio, graphics, communications, computers, peripherals, and network management. The Company has been an active participant on the relevant ITU-T committees and intends to continue to promote both acceptance of the standards by all vendors and formal compliance testing to assure interoperability.

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

         TARGETED MARKETS. The cornerstone of the Company's business strategy is to identify end-user customer markets that can most benefit from the advanced functionality of the Company's multi-media digital visual communication systems, and to focus a substantial portion of its sales and marketing efforts on these targeted markets. Consistent with this strategy, the Company has targeted the manufacturing, education, government, health care, financial institution markets and certain portions of the general business market. The Company intends to focus its product strategy in the targeted markets in which the Company is currently the leader and in other markets in which the Company believes it has the highest potential for increasing its market share.

         PRODUCT LINE MANAGEMENT. In 1997, the Company added increased emphasis to the lifecycle management of key platforms and services. As such, Strategic Business Units (SBUs) were defined for Personal and Workgroup Systems, Networking Systems, Enterprise Systems, and Professional Services. These SBUs are responsible for product management, marketing, and development. Additionally, the SBUs have product line profit and balance sheet responsibility.

         DISTRIBUTION STRATEGY. The Company primarily relies on third parties worldwide to sell, install and support its digital visual communication systems in an effort to leverage the sales forces of the resellers which provide telecommunications and support services to potential purchasers of digital visual communication systems. The Company has established relationships with many of the leading telecommunications providers in the United States, including Ameritech, GTE, MCI, Norstan, PacBell, Southwestern Bell, Sprint, and US West. Consistent with its focus on its targeted market segments, the Company works with a number of value added resellers ("VARs") that specialize in specific applications, geographic areas and markets such as education, health care, project management and government procurement. The Company has built an extensive marketing and sales organization to support its third-party resellers. This organization provides marketing programs; field support personnel including sales managers, system engineers and business development managers; and personnel with industry expertise to implement the Company's targeted market strategy.

         VTEL also sells products directly to certain end-user customers, generally large global end user customers which have sophisticated global digital visual communication networks and require and demand much more involvement of the Company to support the sale, installation and maintenance of the network.

PRODUCTS

         The Company offers a complete line of interoperable multi-media digital visual communication systems. The Company differentiates its systems from competitive products by a high level of advanced functionality, such as presentation graphics and access to PC-based software and hardware peripherals. Because VTEL systems are based on open PC-architecture, and most functionality is contained in software, many system upgrades are accomplished via software, enabling customers to protect their investment in the Company's Systems. VTEL systems may be configured with LAN connections so that data and presentations may be created at an individual PC workstation, stored on the LAN and retrieved by the digital visual communication system for presentation or transfer to the remote location during a videoconference.

         Videoconferences can range from simple point-to-point connections between two locations of a single organization to connections between multiple locations of multiple organizations in several countries. The Company's primary digital visual communication systems are based upon one of two architectures, either its SmartStation Architecture (SSA) for personal and workgroup digital visual communication or its Enterprise Series Architecture (ESA) for group conferencing.

         ENTERPRISE SERIES ARCHITECTURE PLATFORM. VTEL's Enterprise Series ArchitectureTM ("ESA(TM)") is the hardware and software platform for a family of products designed to meet the needs of large and small groups. The ESA platform is a PC-based, open architecture digital visual communication system configured around an Intel Pentium(TM) PC chassis containing the ESA video-audio processing boardset. The ESA system contains, in addition to the standard internal disk drive and 3.5 inch floppy drive, a CD-ROM drive as well as an expansion chassis which contains all the audio and video input/output ports. The ESA platform utilizes the Microsoft Windows(R) operating system as its software platform and incorporates the AppsView(TM) software user interface and control system. Through AppsViewTM, the user controls all conference functions with on-screen software icons which may be customized for each user or application. The ESA platform contains open PC card slots for application-specific peripherals.

         The ESA platform supports industry standards for video, audio, and data compression and is interoperable with any other system supporting the H.320 standard. The platform operates over digital communication bandwidths transmitting at data rates from 56 Kbps to T1 or E1 rates in point-to-point and multipoint conferences. ESA connections can be made over public dial-up digital networks or private digital dedicated facilities. During 1999, ESA connectivity will be expanded to include Internet Protocol networks.

         Configurations of the ESA(TM) platform include the Company's Team Conferencing(TM) and Leadership Conferencing(TM) Systems. The Team Conferencing or "TC" systems are single or dual monitor systems built on the ESA platform and designed to provide mid-range products for users seeking high quality video and audio and digital visual communication capability in a small to mid-sized group setting. Data rates from 56 Kbps to 512 Kbps are provided. The systems provide higher performance PC-based functionality through the use of the Intel Pentium(TM) microprocessor, inclusion of a CD-ROM drive, the Microsoft Windows(TM) operating system and the AppsView(TM) user interface. Product features include LAN connectivity, Internet access, both document and computer conferencing, 30 frame per second video and capability of including software applications designed for Microsoft Windows(TM) as part of the videoconference. The TC systems have suggested list prices of $21,495 to $46,995.

         The Leadership Conferencing LC5000 system is the flagship model of the ESA(TM) platform. The LC5000 provides for high-speed data rates up to T1 or E1 and delivers extremely sharp, smooth video. A document stand with VTEL's SmartView software allows users to utilize printed material as easily as using an overhead projector. LC5000 configurations vary in price from $53,995 to $57,995.

         WG500. The WG500 is a series of workgroup digital visual communication systems targeted at the project team or executive office where the ability to share and interactively create a work product is required. As such, it is designed to utilize industry leading collaborative multi-media tools such as Microsoft NetMeeting(TM). Based on a high performance, multi-media PC platform, the WG500 fills the price-point and functionality gap between the personal desktop conferencing market and the large group conferencing market. The WG500 has suggested list prices of $9,995 to $14,995.

          SETTOP 250. The SETTOP 250 is the first business-class, set-top videoconferencing system in the industry priced under $5,000. Combining ease-of-use with high-quality features, the SETTOP 250 is the best solution for enterprise users who require entry-level group conferencing with industry-standard voice and video. The SETTOP 250 includes an intuitive user interface, an easy, color-coded installation process, and comes in both 128 Kbps and 384 Kbps models.

         SMARTSTATION. The SmartStation(TM) converts a Windows-based PC into a videoconferencing system for personal use. Incorporating the performance of the ESA(TM) products with its high-quality audio and video, the SmartStation(TM) allows users to collaborate while still leveraging the power and versatility of their desktop PC. In one easy-to-install package, SmartStation(TM) includes VTEL's AppsView(TM) graphical conference control interface for consistent operation across all of VTEL's digital visual communication solutions. SmartStation(TM) supports data rates up to 384 Kbps for high-quality desktop conferencing and supports the T.120 standard for data collaboration by integrating Microsoft NetMeeting 2.0(TM).

         SMARTVIDEONET MANAGER(TM). SmartVideoNet Manager(TM) software is a tool designed to help customers simplify the administration of video networks and reduce the operating costs. Based on the Windows NT platform and utilizing the SNMP communications protocol, SmartVideoNet Manager(TM) leverages the PC-based architecture of the Company's systems to allow customers to use their existing Intranet to provide continuous monitoring of their video network. SmartVideoNet Manager(TM) allows administrators to remotely control, configure, diagnose and troubleshoot VTEL systems, all from their PC console on their desk.

         NETWORK EQUIPMENT. VTEL carries an extensive line of equipment to optimize connectivity in a variety of network environments. In order to maximize communication effectiveness, many customers choose to purchase multipoint control units to link multiple users into a single meeting. The SmartLink Multimedia Conference Server(TM) ("MCS(TM)") is the hub of a videoconferencing meeting, allowing interactive communications with up to 48 participants. The SmartLink MCS(TM) provides translation capabilities for a number of line rates and video and audio algorithms to ensure maximum flexibility. Additionally, the SmartLink MCS(TM) is manageable through SmartVideoNet Manager(TM). SmartLink MCS(TM) configurations range in price from $19,900 to over $150,000 for advanced configurations. VTEL's MCU-II product line supports up to 20 participants and has a list price of $49,995 for a four-port configuration.

PRODUCT DEVELOPMENT

         The Company's product development strategy is to design and develop core systems capabilities and leverage the availability of hardware peripherals and application software from third parties and to efficiently integrate such third party resources into its systems. To the extent that market needs cannot be met by available third party resources, the Company may undertake the development of such resources. The following represent development efforts that have been undertaken by the Company:

         SOFTWARE SYSTEM PLATFORM. The SmartStation(TM) Architecture and ESA(TM) platforms are the Company's proprietary software architectures. The characteristics of the Company's products are developed and implemented primarily through software, facilitating upgrades for users and the rapid incorporation of new technologies. Upgrades are modular in nature, allowing additional licensed program products to be added incrementally to the user's basic system. The Company's software products are developed primarily in "C", a commonly-used, high-level programming language, to provide future portability to other hardware platforms. Development resources are being applied to the creation of new system software and program products for increased functionality and flexibility of the platform.


         USER INTERFACE. The Company has developed a Microsoft Windows(TM)-based user interface called AppsView(TM). The feature is software driven and provides a customized menu of application icons that the user creates. This user interface runs on the Microsoft Windows(TM) operating systems and is OLE-2 compatible. AppsView(TM) is now available on all of the Company's primary digital visual communication systems.

         PERSONAL DIGITAL VISUAL COMMUNICATION SYSTEMS. Increased performance of semiconductor processors specifically designed for video and image processing allow for the cost-effective design and packaging of small group digital visual communication systems and high functionality personal desktop systems which are compatible with small and large group digital visual communication systems. The Company recently introduced the SmartStation(TM) digital visual communication cardset which was developed utilizing the capability of the Company's digital visual communication software ported to a suitable hardware platform. The principal hardware-related resource commitment in the development process is the effort to find and test boardset candidates for suitability for the Company's software.

         AUDIO COMPRESSION/ECHO CANCELLATION. Audio quality is an important element in any video conference. At lower transmission rates, the amount of bandwidth allocated to audio decreases, thereby requiring audio compression algorithms to maintain acceptable audio quality. The Company produces its own proprietary, integrated echo canceller to improve audio quality. The Company offers audio compression capability at allocated bandwidths of 8, 12, 32 and 74 Kbps through audio subsystems.

         VIDEO/IMAGE COMPRESSION. Both the Company's H.320 standard-based video compression algorithm and its proprietary algorithm are products of compression research started in 1988. The Company's continuing video compression development activity is focused on the refinement of both algorithms for higher resolution video capabilities and the integration of that technology. Shortly following the merger with CLI, VTEL announced StandardsPlus(TM) Video which provides improved video quality using industry standards. Significant video quality improvements using industry technology standards was achieved via a collaborative development effort between VTEL engineers in Austin and San Jose.

         SMARTVIDEONET MANAGER(TM). In the summer of 1997, VTEL introduced the industry's first standards-based management and administration platform for distributed digital visual communication networks. Using the SNMP standard, SmartVideoNet Manager(TM) allows VTEL customers to centrally control their digital visual communication network for functions such as problem determination, problem resolution, call setup and conference statistics. Using this management framework, conference support can be provided centrally with no requirement for local user intervention, even for networks with hundreds of digital visual communication system endpoints.

SALES AND MARKETING

         VTEL believes that a well-positioned distribution channel is critical to marketing success. The Company primarily relies on third parties to sell, install and support its digital visual communication systems in an effort to leverage the sales forces of the resellers which are already providing telecommunications and systems integration services to potential purchasers of digital visual communication systems. The Company believes that its early commitment to indirect distribution has resulted in a relatively comprehensive, well-trained group of resellers, many of which are leading telecommunications providers in their respective countries. All of its major resellers maintain demonstration networks, with trained sales and support personnel motivated by quotas and commissions for marketing the Company's products. The use of resellers is expected to continue to account for a large percentage of the Company's revenues in the foreseeable future.

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

         VTEL also sells products directly to certain end-user customers, generally large global end user customers which have sophisticated global digital visual communication networks and require much more involvement of the Company to support the sale, installation and maintenance of the network.

PRODUCT SUPPORT AND EXPANSION OF SUPPORT CAPABILITIES

         Currently, end-user support and installation of the Company's products are provided by resellers and VARs, by Dictaphone in the United States, Fujitsu-Bell Atlantic and ICL Sorbus (a wholly-owned subsidiary Fujitsu-Bell Atlantic) in most foreign markets as third-party service providers or directly by the Company in order to provide a comprehensive service offering for its worldwide customer base. The Company trains the service employees of Dictaphone, Fujitsu/Bell Atlantic and ICL Sorbus and VTEL's resellers on diagnostics and service of its products. Dictaphone, Fujitsu/Bell Atlantic and ICL Sorbus and the reseller service network are supported by trained technicians at the Company's Technical Assistance Center.

         In 1995, the Company determined that it would be advantageous to establish the capacity to offer installation, integration and support services to resellers of its products, which could be resold by the resellers to the ultimate purchasers of the Company's products. By enhancing the Company's resellers' abilities to offer systems integration, installation and end-user support to the ultimate purchasers of the Company's products, the Company believes that it enhances its resellers' ability to sell the Company's digital visual communication systems as well as generate additional revenues to the Company from the sales of such services to the Company's resellers.

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

         The Company completed the ICS Transaction with the payment of $10.7 million in cash, which includes $0.14 million of transaction expenses, and the issuance of 260,000 shares of the Company's unregistered Common Stock. The Company also assumed certain ICS liabilities (see Note 3 to the Consolidated Financial Statements).

COMPETITION

         The videoconferencing industry is highly competitive. The Company believes that the principal competitive factors in the industry are product architecture, ease of use, video and audio quality, functionality, service and support, market visibility, and price. The Company faces competition from a number of companies that market communications systems for videoconferencing. Currently in the United States, PictureTel Corporation, Sony Corporation, Nippon Electric Corporation, Polycom Corporation, and Tandberg, among others, are marketing roll-about group videoconferencing systems and multipoint control units. Internationally, videoconferencing systems are available from, among others, British Telecommunications plc., PictureTel Corporation, Sony Corporation, Nippon Electric Corporation, Mitsubishi, Ltd., Fujitsu, Ltd., Panasonic Ltd., Polycom Corporation, and Tandberg. Intel Corporation also entered the low-end work group system market in mid 1997.

         Certain of the Company's competitors have devoted significant resources to the development and marketing of person-to-person visual communications products, such as desktop videoconferencing systems, set-top systems, and software-based internet/intranet visual communications systems, which may help to increase awareness in the value of visual communications products while also resulting in increased competition. Microsoft has introduced visual components to its NetMeeting Release 2.0(TM) product, PictureTel has announced its intent to deliver a client/server architected brand of desktop videoconferencing, and Intel has delivered a minimal set of video and audio extensions in the MMX enhancements to its Pentium microprocessors. The Company intends to continue its focus on large-, small-, and work-group digital visual communication systems, in addition to gateways and other products, where the Company believes it can add significant value through software, user interfaces, integrated environments, and applications designed to meet the needs of its targeted markets.

         The Company's competitors and many of its potential competitors are more established, benefit from greater market recognition, and have greater financial, technological, production, and marketing resources than the Company. It is possible for these factors to have an adverse impact on the Company's competitive position.

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

         The Company relies on outside vendors for supplying substantially all of its electronic components, subsystems and assemblies. Although the Company uses standard parts and components for its products that are generally available from multiple vendors, certain components are currently available only from sole sources and embody such parties' proprietary technology. The Company depends upon its suppliers to deliver products which are free from defects, competitive in functionality and price and consistent with the Company's specifications and delivery schedules. The failure of a supplier to provide such products could delay or interrupt the Company's manufacture and delivery of products and thereby adversely affect the Company's business and operating results. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability and by maintaining adequate inventories of certain components. However, there can be no assurance that such components will be readily available when needed. Similarly, excessive rework costs associated with defective components or process errors could adversely affect the Company's business and operating results. The Company does not have contracts with many of its suppliers ensuring continued availability of key components.

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

PATENTS AND TRADEMARKS

         The Company has 13 patents issued by the United States Patent and Trademark Office and 11 patent applications pending related to the Company's technology.

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

         The Company has been issued two trademarks and two service marks by the United States Patent and Trademark Office covering the "VTEL" mark and the Company's logo as well as trademarks and service marks issued by certain foreign countries and entities. Applications for other trademarks are currently pending both in the United States and abroad.

EMPLOYEES

         At July 31, 1998, the Company employed 740 full-time employees as follows:

                                            NUMBER OF
FUNCTION                                    EMPLOYEES
Sales and marketing                                 256
Research and development                            158
Service, support and
  systems integration                               148
Manufacturing                                        78
Finance and administration                          100
                                      -----------------
     Total                                          740
                                      =================

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

EXECUTIVE OFFICERS

         The Company's executive officers are as follows:

         JERRY S. BENSON, JR., age 42, is currently Chief Executive Officer and President. He joined the Company in May 1997 as President and Chief Operating Officer and assumed his current position in September 1998. Prior to joining VTEL, Mr. Benson spent 10 years at NEC Technologies, Inc., the last two years as President and Chief Operating Officer. Mr. Benson also served in the Office of the Chairman and on the Board of Directors of NEC Technologies. He also served as a director on the Board of Directors of Packard Bell. Prior to his role as President and Chief Operating Officer at NEC Technologies, Mr. Benson held a number of significant operational and general management roles at NEC Technologies. These included general management positions in several NEC groups, divisions and strategic business units. Before NEC, he held marketing and sales management positions at Wyse, Amdek, and Ericsson.

         RODNEY S. BOND, age 54, joined the Company in May 1990 as Chief Financial Officer, Vice President Finance and Assistant Secretary and Treasurer. He has served as Secretary of the Company since February 1993. From 1989 until he joined the Company, he served as Managing Director of Sherman Partners, a Dallas-based private investment and consulting firm. From September 1985 to October 1988, Mr. Bond served as Chief Financial Officer and Executive Vice President of Advanced Business Communications, Inc., a telecommunications equipment manufacturer.

         CHARLES M. DENTON, age 58, joined the Company in May 1993 as the Area Vice President of Sales for the Eastern Area of the United States based in Washington D. C. In July 1996, he was named Vice President Indirect Sales responsible for channel strategy and operations based in Austin, Texas. In July 1997, Mr. Denton was named to the position of Vice President - North American Sales where he was responsible for the overall sales operations including indirect channels as well as direct sales. In August 1998, he was named to his current position of Vice President - Global Sales Development where he is responsible for channel development, training, vertical marketing, lead generation and sales support operations. Mr. Denton has held various Sales Management positions with Ascend Communications, PictureTel and Motorola.

         DENNIS M. EGAN, age 47, joined the Company in November 1995 as Vice President - Service. From January 1993 to November 1995, Mr. Egan served as Senior Vice President of Peirce-Phelps, Inc. From June 1985 to January 1993, Mr. Egan was Vice President and General Manager of the Integrated Communications Systems Group of Peirce-Phelps. Mr. Egan's pre-1985 experience includes 13 years serving in various sales and management positions with Peirce-Phelps.

         VINAY GOEL, age 32, joined the Company in July 1998 as Vice President and General Manager for the Personal and Workgroup Systems strategic business unit. Immediately prior to joining VTEL, Mr. Goel spent two years as the Vice President and General Manager at Microwave Systems Corporation focused on the digital television and and internet phone markets. Before Microwave, he held marketing positions at General Instruments, Intel and Oracle.

         FRANK S. KAPLAN, age 43, joined the Company in September 1995 as Vice President - International Sales and Marketing. In August 1998, Mr. Kaplan was named to the position of Vice President - Worldwide Sales. Prior to joining VTEL, Mr. Kaplan spent seven years at Compression Labs, Inc., the last two years as Regional Vice President - Sales for Asia Pacific and Latin America. Mr. Kaplan's previous experience includes working for AT&T for seven years in various sales positions, the last two years as District Sales Manager in San Francisco, California.

         STEVE F. KEILEN, age 39, joined the Company in July 1998 as Vice President and General Manager of Enterprise Systems Strategic Business Unit. Prior to joining VTEL, Mr. Keilen served as the Director for Systems Marketing North America at Compaq Computer Corporation and was Director of Desktop Marketing and Product Management at Digital Equipment Corporation prior to the merger of these two companies. He previously held management positions at Digital Equipment Corporation and Hewlett-Packard Company.

         F.H. (DICK) MOELLER, age 53, joined the Company in October 1989 and is currently Chairman of the Board of Directors. From 1989 to September 1998, Mr. Moeller was also President and Chief Executive Officer of the Company. From May 1982 to October 1989, Mr. Moeller served as the founder and President of ProfitMaster Computer Systems, Inc., a computer software firm specializing in real-time financial management systems for retail point-of-sale applications. Prior to founding such firm, Mr. Moeller spent 12 years with Texas Instruments, Inc. during which he held a variety of management positions, most recently serving as Advanced Systems Manager of its Computer Systems Division. Mr. Moeller also serves as General Partner of SSM Ventures.

         LY-HUONG T. PHAM, age 40, joined the Company in October 1997 as Chief Technology Officer and Vice President of Research and Development. From May 1992 to October 1997, Ms. Pham served in numerous senior management positions at Apple Computer, most recently serving as senior director, Operating Systems Technologies. Prior to Apple, Ms. Pham spent 12 years at Wang Laboratories where she held a variety of technical and senior management positions.

         BARRY RUMAC, age 57, joined the Company in June 1995 as Director of Investor Relations. In May 1998, he was named to the position of Vice President of Corporate Communications. Before joining the Company, Mr. Rumac was responsible for advertising at Dell Computer Corporation.

         MICHAEL J. STEIGERWALD, age 39, joined the Company in June 1998 as Vice President and General Manager of the Professional Services strategic business unit, based in King of Prussia, Pennsylvania. Prior to joining the Company, Mr. Steigerwald held the position of Vice President at Newbridge Networks, where he lead the Global Service and Support organization responsible for the company's ViVID Internetworking Products business unit. For thirteen years prior to his experience with Newbridge Networks, Mr. Steigerwald held several services management positions at Ungermann-Bass Networks, an early pioneer in the LAN industry, with his last position being that of Vice President, Worldwide Customer Care.

         BOB R. SWEM, age 61, joined the Company in September 1992 as Vice President - Manufacturing. From June 1981 to July 1992, Mr. Swem held various positions with the Austin Division of Tandem Computers, Inc., ranging from Manager of Manufacturing to Director of Operations.

         STEPHEN L. VON RUMP, age 40, joined the Company as Chief Marketing Officer in September 1998. Mr. Von Rump spent the last eight years at MCI Corporation most recently as Vice President, Enterprise Services Marketing.

         JUDY A. WALLACE, age 47, joined the Company in March 1997 as Vice President - Human Resources. Prior to joining the Company, Ms. Wallace was the Director of Human Resources with Falcon Seaboard Holdings L.P. She previously spent five years at Enron Corp. as Human Resource Manager and 11 years at Weatherford International as Human Resource Supervisor.

ITEM 2.    PROPERTIES

         The Company's headquarters, product development, and sales and marketing facility occupies approximately 139,000 square feet in Austin, Texas under a lease which expires in March 2013. The Company believes that these facilities are adequate to meet its current requirements, and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate and development operations and for additional sales and marketing offices. The Company occupies approximately 70,000 square feet of a facility that is situated in a light industrial area in Austin, Texas where the Company's manufacturing, training and spare parts depot are located. The

Company's manufacturing facilities and equipment are currently utilized generally on a one shift per day basis. Should additional manufacturing capacity be needed during the next year, the Company believes that it could provide the necessary manufacturing capacity through the addition of work shifts or subcontractors and additional warehouse space.

         The Company occupies 52,500 square feet in Sunnyvale, California. The lease expires in April 2008. The Company has a research and development, technical assistance and service and support group in its Sunnyvale location. The Company's Professional Services group occupies a facility of approximately 41,000 square feet in the Philadelphia, Pennsylvania vicinity which is leased through June 2006.

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

         In a complaint filed on December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation ("Datapoint") alleged that CLI had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint sought a judgment of infringement, monetary damages, injunctive relief and attorneys' fees. CLI responded to the complaint by denying the material allegations of the complaint and asserting affirmative defenses. In July 1998, the United States District Court dismissed the civil action filed by Datapoint.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                    PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         Since April 7, 1992, the Company's Common Stock has been traded in the NASDAQ-National Market System under the symbol "VTEL". The following table sets forth the range of high and low closing prices for each fiscal quarter of 1996, 1997 and 1998:

                  CALENDAR YEAR             FISCAL YEAR             FISCAL YEAR
                       1996                    1997                    1998
                 HIGH         LOW        HIGH         LOW        HIGH         LOW
1st Quarter     $17.250     $ 8.813     $10.625     $ 6.625     $ 8.875     $ 5.438
2nd Quarter     $12.625     $ 9.500     $11.000     $ 8.250     $ 8.438     $ 5.625
3rd Quarter     $    --     $    --     $ 8.625     $ 4.875     $ 7.688     $ 5.250
4th Quarter     $    --     $    --     $ 7.125     $ 5.500     $ 7.063     $ 4.750

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

         The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings for reinvestment in its business.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table sets forth consolidated financial data for VTEL as of the dates and for the periods indicated. All such data reflects the Merger with CLI on May 23, 1997, which was accounted for as a pooling of interests. The consolidated operations data for the year ended December 31, 1995, the seven months ended July 31, 1996, and the years ended July 31, 1997 and 1998 has been derived from the audited consolidated financial statements of VTEL included elsewhere herein. The consolidated operations data for the year ended December 31, 1993 and 1994 has been derived from the audited consolidated financial statements of VTEL not included herein.

         The consolidated balance sheet data as of July 31, 1997 and 1998 has been derived from the audited consolidated financial statements of VTEL included elsewhere herein. The consolidated balance sheet data as of December 31, 1993, 1994 and 1995 and July 31, 1996 has been derived from the audited consolidated financial statements of VTEL not included herein.

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

         THE RESTATEMENT OF THE CONSOLIDATED FINANCIAL INFORMATION COMBINES THE FINANCIAL INFORMATION OF VTEL AND CLI GIVING RETROACTIVE EFFECT TO THE MERGER AS IF THE TWO COMPANIES HAD OPERATED AS A SINGLE COMPANY FOR ALL PERIODS PRESENTED. HOWEVER, THE TWO COMPANIES OPERATED INDEPENDENTLY PRIOR TO THE MERGER THAT WAS CONSUMMATED IN MAY 1997 AND THE HISTORICAL CHANGES AND TRENDS IN THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THESE TWO COMPANIES RESULTED FROM INDEPENDENT ACTIVITIES.

                                                                                    FOR THE
                                               FOR THE YEARS                      SEVEN MONTHS                 FOR THE YEARS
                                                  ENDED                               ENDED                       ENDED
                                                DECEMBER 31,                         JULY 31,                    JULY 31,
                                     1993          1994          1995          1995          1996          1997           1998
                                                                             UNAUDITED
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues                           $ 126,547     $ 169,189     $ 191,074     $  98,079     $  96,962     $ 191,023     $ 179,684
Gross margin                          39,089        66,380        66,843        39,971        35,980        74,702        84,957
Net income (loss) from
    continuing operations            (21,518)       (4,816)      (17,301)       (4,335)      (18,507)      (44,271)        2,779
Net income (loss)                    (12,817)          169       (53,843)       (3,811)      (18,507)      (52,054)        2,779
Net income (loss) per share
    from continuing  operations        (1.51)        (0.27)        (0.90)        (0.24)        (0.87)        (2.10)         0.12
Net income (loss) per share            (0.90)         0.01         (2.81)        (0.21)        (0.87)        (2.45)         0.12

BALANCE SHEET DATA:
Working capital                    $  85,335     $  85,088     $  93,330     $  76,023     $  77,091     $  39,528     $  41,503
Total assets                         170,469       178,086       223,061       182,082       175,092       131,135       129,289
Long-term liabilities                  1,020           494           985         1,278            --            --         3,848
Stockholders' equity                 117,595       124,185       139,512       126,739       122,238        76,765        81,258

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

         The restatement of the consolidated financial information combines the financial information of VTEL and CLI giving retroactive effect to the Merger as if the two companies had operated as a single company for all periods presented. However, the two companies operated independently prior to the Merger that was consummated in May 1997 and the historical changes and trends in the financial condition and results of operations of these two companies resulted from independent activities. Nonetheless, the following Management's Discussion and Analysis of Financial Condition and Results of Operations attempts to relate the activities which resulted in the changes in financial condition and results of operations of the combined company, taking into consideration that a trend or change in the historical results of the combined entity was caused by many events related to each individual company operating independently as competitors. The financial information presented on a historical restated basis is not indicative of the financial condition and results of operations that may have been achieved in the past or will be achieved in the future had the companies operated as a single entity for the periods presented. The following discussion of the consolidated operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

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

RESULT OF OPERATIONS

         The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's consolidated statement of operations:

                                       FOR THE            FOR THE SEVEN                     FOR THE
                                      YEAR ENDED           MONTHS ENDED                   YEARS ENDED
                                      DECEMBER 31,            JULY 31,                      JULY 31,
                                         1995           1995           1996           1997           1998
                                                     (UNAUDITED)
Revenues                                 100.0%         100.0%         100.0%         100.0%         100.0%
Gross margin                              35.0           40.8           37.1           39.1           47.3
Selling, general and                      32.7           32.0           40.1           34.2           36.1
  administrative
Research and development                  11.1           12.1           16.8           12.8           11.1
Total operating expenses                  44.4           45.0           58.0           62.9           46.8
Other income, net                          0.4            0.2            1.8            0.6            1.1
Net income (loss) from continuing
   operations                             (9.1)          (4.4)         (19.1)         (23.2)           1.6
Net income (loss)                        (28.2)%         (3.9)%        (19.1)%        (27.3)%          1.6%

FOR THE YEARS ENDED DECEMBER 31, 1995 AND JULY 31, 1997 AND 1998 AND THE SEVEN MONTHS ENDED JULY 31, 1995 AND 1996.

Revenues

         The following table summarizes the Company's group digital visual communication and multipoint control unit sales activity:

                                FOR THE          FOR THE SEVEN               FOR THE
                               YEAR ENDED        MONTHS ENDED               YEARS ENDED
                               DECEMBER 31,        JULY 31,                   JULY 31,
                                  1995         1995         1996         1997         1998
                                            (Unaudited)
Large-group digital visual
   communication systems          3,607        1,903        1,654        3,595        3,518
Small-group digital visual
   communication  systems           334          201           69          690          632
Multipoint control units            223          113           81          213          140
                                  -----        -----        -----        -----        -----
       Total units                4,164        2,217        1,804        4,498        4,290
                                  =====        =====        =====        =====        =====

         Consolidated revenues decreased from $191.1 million in fiscal 1995 to $191.0 million in fiscal 1997 and to $180.0 million in fiscal 1998. Consolidated revenues decreased from $98.1 million for the seven months ended July 31, 1995 to $97.0 million for the seven months ended July 31, 1996.

         Revenues for the year ended December 31, 1995 included amounts generated from the broadcast products division which was sold by the Company's wholly-owned subsidiary, CLI, in June 1996. Revenues for the year ended July 31, 1997 were consistent with revenues for the year ended December 31, 1995 due to an increase in revenues generated by sales of digital visual communications systems and professional services which replaced the decline in revenues as a result of the sale of the broadcast products division.

         Revenues for the year ended July 31, 1998 decreased in comparison with revenues for the year ended July 31, 1997 due to Merger transition issues. During the year ended July 31, 1998, the Company combined the sales forces of VTEL and CLI, migrated to a single product platform by eliminating the former CLI platform, and combined the management and operations of the two companies into a single organization. The Company has completed all Merger transition activities and is operating effectively as a single organization. The Company expects to be able to continue to improve operational efficiency and to increase revenues in the future.

         Revenues decreased from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 as a result of a trend of decreasing digital visual communication product revenues by the Company's wholly-owned subsidiary, CLI. The decrease in revenue was due to product transition issues and the distraction of the attention of CLI's management in an attempt to diversify the broadcast products division that ultimately was sold in June 1996.

           The Company has experienced a trend of revenue growth in consolidated service and other revenues as a result of an increase in service and systems integration revenues generated from the assets acquired in the ICS Transaction in November 1995 (see Note 3 to the Consolidated Financial Statements) and an increase in the installed base of digital visual communication products resulting in a larger revenue base for services.

         International sales as a percentage of total consolidated product revenues were 23%, 26% and 24% for the years ended December 31, 1995 and July 31, 1997 and 1998 and were 22% and 21% for the seven months ended July 31, 1995 and 1996. While the Company has been able to penetrate foreign markets such as Europe, China, the Far East and Latin America, the decline in international revenue as a percentage of total revenue during fiscal 1998 is the result of the economic downturn ongoing in the Far East.

         One of the Company's initiatives is to grow revenues from non-U.S. markets. Non-U.S. operations are subject to certain risks inherent in conducting business abroad including price and currency exchange fluctuations and restrictive government actions. The Company believes its foreign currency exposure to be relatively low as foreign sales are predominantly in U.S. dollars. The Company utilizes currency hedging programs that utilize foreign currency forward contracts on a limited basis and reviews the credit worthiness of its customers to mitigate foreign currency exchange and credit risk. There can be no assurance that the Company's foreign currency hedging program will effectively hedge foreign currency exchange risk.

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

Gross margin

         Gross margins were 35%, 39% and 47% for the years ended December 31, 1995 and July 31, 1997 and 1998 and were 41% and 37% for the seven months ended July 31, 1995 and 1996.

         The Company's gross margin trend has been positively affected by changes in the Company's sales mix to higher margin products with more features and lower per unit manufacturing costs realized by the distribution of relatively fixed manufacturing overhead costs. This trend has been offset by the impact of lower average selling prices and a higher proportion of service and systems integration revenues, which generally carry a lower gross margin than the Company's digital visual communication products. The gross margin for the year ended December 31, 1995 reflects an $11.0 million charge taken in November 1995 by the Company's subsidiary, CLI, to reduce the carrying amount of certain assets, primarily inventory and capitalized software related to a restructuring of its digital videoconferencing products division. During fiscal 1998, the products that were previously developed by the Company's wholly-owned subsidiary, CLI, represented a smaller proportion of total product revenue due to the transition of the Company's combined product offering to the Company's ESA-based products. The products of the Company's wholly-owned subsidiary, CLI, generally have a lower gross margin than the ESA-based products. During the year ended July 31, 1997 the Company's restated combined revenues consisted of a higher proportion of revenues from CLI, which resulted in a lower gross margin on a combined basis. The higher proportion of product revenues from the ESA platform products resulted in a higher blended gross margin for the year ended July 31, 1998.

         Gross margins declined from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 as service and integration revenues became a larger proportion of total revenues during the seven months ended July 31, 1996 due to incremental revenues generated by the Company's systems integration and service operations which were acquired in November 1995. The Company's systems integration and service operations carry a lower gross margin percentage than its product revenues such that the Company's overall gross margin is lower. Although the systems integration and service revenues related to assets acquired in connection with the ICS Transaction generally carry a lower gross margin, the systems integration and service activities also generally carry lower operating expenses than the Company's other revenue sources.

         The Company expects gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products, which may carry a lower gross margin. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of digital visual communication systems attempt to balance performance, functionality and cost. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.

Selling, general and administrative

         Selling, general and administrative expenses of $64.8 million in fiscal 1998 decreased by 1% from $65.4 million in fiscal 1997, which increased by 5% from $62.5 million in fiscal 1995. Selling, general and administrative expenses were 33%, 34% and 36% of revenues for the years ended December 31, 1995 and July 31, 1997 and 1998.

          Selling, general and administrative expenses increased from the year ended December 31, 1995 to the year ended July 31, 1997 despite consistent revenues during these periods. The increase in selling, general and administrative expenses is due to the incremental selling, general and administrative expenses associated with the Company's Professional Services Group which was acquired in connection with the ICS Transaction in November 1995. The selling, general and administrative expenses incurred by the Professional Services Group resulted in an increase of nearly 100% in professional services revenues from the year ended December 31, 1995 to the year ended July 31, 1997.

         Selling, general and administrative expenses increased from the year ended July 31, 1997 to the year ended July 31, 1998 despite a decline in revenues during these periods. The increase was due to investments made by the

Company during the year ended July 31, 1998 related to marketing and branding campaigns which were designed to provide brand awareness for VTEL's products and to establish VTEL as an industry leader in digital visual communications. Additionally, Merger transition issues related to the combination of the sales forces of VTEL and CLI contributed to an increase in selling, general and administrative expenses without a proportionate increase in revenues. The Company has completed all Merger transition activities and its sales force is operating effectively as a single organization. Therefore, the Company expects to be able to generate higher revenue productivity in the future from the combined sales force.

         Selling, general and administrative expenses increased from $31.4 million for the seven months ended July 31, 1995 to $38.8 million for the seven months ended July 31, 1996, an increase of 24%. Selling, general and administrative expenses were 32% and 40% of revenues for the seven months ended July 31, 1995 and 1996. Selling, general and administrative expenses increased from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 due to the incremental selling, general and administrative expenses associated with the Professional Services Group acquired in connection with the ICS Transaction in November 1995 and a $1.7 million charge taken by the Company's wholly-owned subsidiary, CLI, during the seven months ended July 31, 1996 to restructure its videoconferencing business. The charges related primarily to severance and related costs associated with headcount reductions.

Research and development expense

         Research and development expenses of $19.9 million in fiscal 1998 decreased by 19% from $24.5 million in fiscal 1997, which increased by 15% from $21.3 million in 1995. Research and development expenses were 11%, 13% and 11% of revenues for the years ended December 31, 1995 and July 31, 1997 and 1998. The increase in research and development expenses from the year ended December 31, 1995 to the year ended July 31, 1997 is the result of higher software development costs capitalized during the year ended December 31, 1995. Subsequent to December 31, 1995, the Company's wholly-owned subsidiary, CLI, reduced its development emphasis on projects which required software capitalization resulting in a reduction of capitalized software development costs during the year ended July 31, 1997. Merger-related expenses recorded during the year ended July 31, 1997 included a $3.2 million charge for the write-off of capitalized research and development cost incurred by CLI for products that were discontinued subsequent to the Merger.

         The decrease in research and development expenses from the year ended July 31, 1997 to the year ended July 31, 1998 reflects the efficiencies realized by combining the research and development efforts of VTEL and CLI subsequent to the Merger. The Company migrated to a single product platform by eliminating CLI's product platform. The research and development capabilities of both companies were then focused on a single platform such that Company could make a larger investment in its ESA(TM) platform while reducing the overall research and development expenses of the combined companies. Additionally, during the year ended July 31, 1998, the Company capitalized $0.98 million of software development costs related to new product developments resulting in a reduction in research and development expenses recorded during the year.

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

Merger and other expense

         Merger and other expense decreased from $29.4 million in fiscal 1997 to a $1.5 million credit to income in fiscal 1998. Merger and other expenses of $29.4 million recorded during fiscal 1997 consisted of transaction expenses of $5.7 million and restructuring and other expenses of $23.7 million. Management determined that, based on favorable events that occurred during fiscal 1998 a reversal of certain Merger and other accruals totaling $1.5 million should be recorded.

Interest income and expense

         Interest income was $1.8 million, $2.7 million and $1.2 million for the years ended December 31, 1995 and July 31, 1997 and 1998 and was $0.7 million and $1.9 million for the seven months ended July 31, 1995 and 1996. Changes in interest income are based on interest rates earned on invested cash and cash balances available for investment. In October 1995, the Company completed a secondary offering which generated net proceeds of approximately $57.0 million. The increase in the cash balances of the Company resulted in the increases in interest income for the seven months ended July 31, 1996 and the year ended July 31, 1997. Similarly in October 1996, the Company's wholly-owned subsidiary, CLI, completed a private placement of preferred stock which generated net proceeds of approximately $7.0 million. The resulting increase in cash balances caused interest income for fiscal 1997 to be higher as compared with the previous periods presented. The decrease in the interest income during fiscal 1998 is the result of the reduced cash balances due to Merger related expenditures incurred.

         Interest expense was $1.1 million, $1.6 million and nil for the years ended December 31, 1995 and July 31, 1997 and 1998 and was $0.7 million and $0.4 million for the seven months ended July 31, 1995 and 1996. Interest expense relates almost entirely to the Company's wholly-owned subsidiary, CLI, which relied on lines of credit to fund working capital and capital investment requirements. Interest expense increased from the year ended December 31, 1995 to the year ended July 31, 1997 as a result of higher average borrowings at higher interest rates during the year ended July 31, 1997. The Company incurred less interest expense during the seven months ended July 31, 1996 in comparison with the seven months ended July 31, 1995 as a result of a decrease in average borrowings during the seven months ended July 31, 1996. No interest expense was incurred during fiscal 1998 as the Company repaid all outstanding debt prior to July 31, 1997.

Income taxes

         The Company has experienced substantial changes in ownership as defined by the Internal Revenue Code. These changes result in annual limitations of the amount of net operating loss carryforward generated prior to each change which can be utilized to offset future taxable income. As a result of the ownership change at CLI at the date of the Merger, a portion of CLI's net operating loss carryforward generated prior to the Merger will never be available to offset future taxable income due to the effect of the annual limitation and the expiration of the related net operating losses. Therefore, the unavailable portion of the net operating loss carryforward is not considered in determining the deferred tax asset at July 31, 1998.

         At July 31, 1998, the Company had total domestic net operating loss carryforwards of $85.7 million ($26.6 million and $59.1 million for VTEL and CLI, respectively). The portions of these carryforwards available for utilization during fiscal 1999 (in consideration of the annual limitations) are $52.7 million. Additional net operating losses created prior to the changes in control of $2,574 become available in each subsequent year and accumulate if not used until such net operating losses expire.

         Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. Accordingly, no deferred taxes have been recorded for the year ended December 31, 1995, for the seven months ended July 31, 1996 and for the years ended July 31, 1997 and 1998.

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

Net income (loss)

         The Company generated net losses from continuing operations of $17.3 and $44.3 million for the years ended December 31, 1995 and July 31, 1997 and $4.3 million and $18.5 million for the seven months ended July 31, 1995 and 1996. In fiscal 1998, the Company recorded net income from continuing operations of $2.8 million. The net loss incurred during the year ended December 31, 1995 reflects charges taken by CLI related to settlement of litigation and restructuring charges. A larger net loss was incurred for the year ended July 31, 1997 due to charges of $29.4 million taken related to the Merger (see Note 1 to the Consolidated Financial Statements). The Company generated net income during fiscal 1998 as a result of a reduction of operating expenses which was greater than the decline in revenues and several nonrecurring events. The reduction of operating expenses was due to operating efficiencies gained by combining VTEL and CLI after the Merger, including the elimination of duplicate costs and focusing combined company resources on a single product platform and operating plan. Additionally, the Company generated income of approximately $1.3 million (net of expenses) from a planned non-recurring real estate transaction which eliminated duplicate corporate headquarter facilities. During the year ended July 31, 1998, the Company capitalized approximately $0.8 million of internal costs associated with the implementation of the Oracle(R) Enterprise Resource Planning System and $0.98 million of software development costs. Due to the favorable resolution of certain Merger-related issues during the year ended July 31, 1998, the Company was able to record a net credit to income of approximately $1.5 million due to the reversal of certain Merger and other accruals that were recorded as of July 31, 1997. As management had anticipated the additional income increase and operating expense reductions, the Company was able to take advantage of these benefits by investing in discretionary marketing and branding campaigns to provide brand awareness for VTEL's products and to establish VTEL as an industry leader in digital visual communications.

         The increase in net losses incurred from the seven months ended July 31, 1995 to the seven months ended July 31, 1996 is the result of independent charges taken by both VTEL and its wholly-owned subsidiary, CLI, related to restructuring activities and the effect of CLI's decision to discontinue operations relating to its broadcast products division in November 1995.

Other factors affecting results of operations

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

         Further, this Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that relate to future results or events and are based on the Company's current expectations. There are many factors that affect the Company's business and results of operations, all of which involve risks and uncertainties that could cause actual results to differ materially from those reflected in those forward-looking statements, including the risks discussed above and elsewhere herein.

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

         In August 1998, the Company announced its plan to repurchase up to 2,000,000 shares of VTEL Common Stock. As of October 12, 1998, the Company had repurchased approximately 465,000 shares of its Common Stock for approximately $2.0 million. The repurchased shares will be used to fulfill requirements for the Company's stock including stock option exercises or stock issuances under business combination transactions.

Liquidity and capital resources

         At July 31, 1998, the Company had working capital of $41.5 million, including $29.7 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $8.8 million for the year ended December 31, 1995. Cash used by operating activities was $15.2 million for the year ended July 31, 1997. Cash provided by operating activities was $19.6 million for the year ended July 31, 1998. Cash used by operating activities was $1.0 million and $11.1 million for the seven months ended July 31, 1995 and 1996. Changes in cash from operating activities are primarily the result of the net losses or income generated by the Company and changes in working capital, primarily increases and decreases in accounts receivable, inventories and accounts payable.

         Cash used in investing activities was $77.9 million for the year ended December 31, 1995 as compared to cash provided by investing activities of $23.3 million for the year ended July 31, 1997. Cash used in investing activities during the 1995 period was the result of increased capital expenditures for property and equipment used to support the growth in the Company's operations, primarily sales and marketing and product development efforts, and the investment of the cash proceeds from the Company's secondary offering in November 1995 which netted approximately $57.0 million less the cash used of approximately $10.7 million to purchase the systems integration and service operations in connection with the ICS Transaction. During fiscal 1997, cash provided by investing activities was primarily due to the net sale of investments to finance the Company's operations during the period, which included large cash requirements associated with the Merger. Cash used in investing activities was $10.6 million for the year ended July 31, 1998 and was primarily the result of expenditures related to leasehold improvements in Austin and Sunnyvale, the implementation of the Oracle(R) Enterprise Resource Planning System and purchases of equipment.

         Cash used in investing activities was $16.4 million for the seven months ended July 31, 1995 compared with cash provided by investing activities of $1.2 million for the seven months ended July 31, 1996. Cash used in investing activities was primarily the result of capital expenditures. Capital expenditures were $11.0 million and $11.1 million for the seven months ended July 31, 1995 and 1996. Cash provided by investing activities during the seven months ended July 31, 1996 included the proceeds from the sale of assets related to discontinued operations of the Company's wholly-owned subsidiary, CLI.

         Cash provided by financing activities was $69.2 million for the year ended December 31, 1995 as compared to cash used by financing activities of $5.1 million for the year ended July 31, 1997 and cash provided by financing activities of $1.6 million for the year ended July 31, 1998. Cash used in financing activities during fiscal 1997 was primarily the result of the purchase of treasury stock by the Company and the repayment of debt by the Company's wholly-owned subsidiary, CLI, offset by the sale of preferred stock by CLI during the year ended July 31, 1997. Cash provided by financing activities for the year ended July 31, 1998 relates to the issuance of stock under the Company's stock option and stock purchase plans (see Note 8 to the Company's Consolidated Financial Statements).

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

         The Company has a $25.0 million revolving line of credit available with a banking syndicate. The Company has issued a letter of credit totaling $1.2 million under its revolving line of credit as a lease deposit on one of its facilities. No amounts have been drawn under the syndicated line of credit. The Company's principal sources of liquidity at July 31, 1998 consist of $29.7 million of cash, cash equivalents and short-term investments and amounts available under the Company's revolving line of credit.

Impact of Year 2000

          Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company believes that its products are Year 2000 compliant. While the Company is not currently aware of any Year 2000 compliance issues with its products, no assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years.

         The Company has been assured by the vendor of its Enterprise Resource Planning System that the system is Year 2000 compliant. The Company began assessing Year 2000 issues and Year 2000 testing of its significant management information systems during fiscal 1998.

         The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. It is not anticipated that there will be a significant increase in costs as much of the Year 2000 activities will be a continuation of the on-going process to improve all the Company's systems. The Company has not estimated the total costs of Year 2000 compliance and related contingency planning as Year 2000 compliance assessments are still in process. However, the company does not anticipate that Year 2000 issues will result in material incremental costs to the Company. The Company plans to complete the Year 2000 project during fiscal 1999. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. Specific factors that might cause a material impact include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure by third parties to timely convert their systems, and similar uncertainties.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 will require the Company to report, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. The Company is required to adopt SFAS No. 130 for its fiscal year ended July 31, 1999. The Company expects that the adoption of SFAS No. 130 will not have a material impact on its financial position or its results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is required to adopt SFAS No. 131 for its fiscal year ended July 31, 1999. The Company expects that the adoption of SFAS No. 131 will not have a material impact on its financial position or its results of operations.

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal 2000. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or its results of operations.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SoP) 97-2, "Software Revenue Recognition," which provides guidance for recognizing revenue on software sales such that certain amounts are deferred for future obligations such as software upgrades and product support. The Company will adopt SOP 97-2 effective August 1, 1998. The Company does not expect that the new pronouncement will have a material impact on its financial position or results of operations.

         In March 1998, the Accounting Standards Executive Committee of the American institute of Certified Public Accountants, issued Statement of Position 98-1 (SoP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. In consideration of the Company's implementation of the Oracle Enterprise Resource Planning Software System, the Company early adopted SoP 98-1 during fiscal 1998. In accordance with SoP 98-1, the Company capitalized $0.8 million of internal costs associated with the implementation of the Oracle Enterprise Resource Planning Software System during the year ended July 31, 1998.






                                      * * *

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants                                                   28

Independent Auditors' Report                                                        29

Financial Statements:

      Consolidated Balance Sheet as of July 31, 1997 and 1998                       30

      Consolidated Statement of Operations for the year ended December 31, 1995, the seven months ended July 31, 1995 (unaudited) and 1996, and the
           years ended July 31, 1997 and 1998                                       31

      Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 1995, the seven months ended July 31, 1996 and the
           years ended July 31, 1997 and 1998                                       32

      Consolidated Statement of Cash Flows for the year ended December 31, 1995, the seven months ended July 31, 1995 (unaudited) and 1996, and the
           years ended July 31, 1997 and 1998                                       33

      Notes to Consolidated Financial Statements                                    34

Financial Statement Schedules:

      Schedule II - Valuation and Qualifying Accounts                               58

      Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
 Stockholders of VTEL Corporation


         In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VTEL Corporation and its subsidiaries at July 31, 1997 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1995, for the seven months ended July 31, 1996, and for each of the two years in the period ended July 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Compression Labs, Incorporated, which statements reflect total revenues of $112,979,000 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it related to the amounts included for Compression Labs, Incorporated, is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Austin, Texas
September 22, 1998

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
of Compression Labs, Incorporated

         We have audited the consolidated statements of operations, changes in stockholders' equity and of cash flows of Compression Labs, Incorporated and subsidiaries for the year ended December 31, 1995 (not presented herein). In connection with our audits of the aforementioned consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements of Compression Labs, Incorporated referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

KPMG Peat Marwick LLP

Mountain View, California
March 13, 1996

VTEL CORPORATION

CONSOLIDATED BALANCE SHEET
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                  JULY 31,
                                                                             1997           1998
ASSETS
Current assets:
    Cash and equivalents                                                   $   4,757      $  15,191
    Short-term investments                                                    20,299         14,484
    Accounts receivable, net of allowance for doubtful
      accounts of $10,722 and $9,447 at July 31, 1997 and 1998                43,707         40,527
    Inventories                                                               22,244         12,951
    Prepaid expenses and other current assets                                  2,891          2,533
                                                                           ---------      ---------
       Total current assets                                                   93,898         85,686

Property and equipment, net                                                   21,660         28,106
Intangible assets, net                                                        12,768         11,812
Other assets                                                                   2,809          3,685
                                                                           ---------      ---------
                                                                           $ 131,135      $ 129,289
                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $  25,699      $  22,600
    Accrued merger and other expenses                                          9,704          1,741
    Accrued compensation and benefits                                          4,552          5,258
    Other accrued liabilities                                                  3,070          2,791
    Deferred revenue                                                          11,345         11,793
                                                                           ---------      ---------
       Total current liabilities                                              54,370         44,183

Long-term liabilities                                                             --          3,848
                                                                           ---------      ---------
       Total liabilities                                                      54,370         48,031
                                                                           ---------      ---------

Commitments and contingencies (Note 11)                                           --             --

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 authorized;
      none issued or outstanding                                                  --             --
    Common stock, $.01 par value; 40,000,000 authorized;
      22,873,000 and 23,227,000 issued and outstanding
      at July 31, 1997 and 1998                                                  229            232
    Additional paid-in capital                                               254,880        256,594
    Accumulated deficit                                                     (178,234)      (175,455)
    Cumulative translation adjustment                                              5            (37)
    Unearned compensation                                                       (115)           (76)
                                                                           ---------      ---------
       Total stockholders' equity                                             76,765         81,258
                                                                           ---------      ---------
                                                                           $ 131,135      $ 129,289
                                                                           =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                        FOR THE YEAR          FOR THE SEVEN                FOR THE YEARS
                                                            ENDED              MONTHS ENDED                     ENDED
                                                         DECEMBER 31             JULY 31,                      JULY 31,
                                                            1995           1995           1996           1997           1998
                                                                        (UNAUDITED)
REVENUES:
    Products                                              $ 169,455      $  89,207      $  74,098      $ 150,791      $ 134,775
    Services and other                                       21,619          8,872         22,864         40,232         44,909
                                                          ---------      ---------      ---------      ---------      ---------
                                                            191,074         98,079         96,962        191,023        179,684
                                                          ---------      ---------      ---------      ---------      ---------

COST OF SALES:
    Products                                                109,653         52,523         44,390         87,231         65,811
    Services and other                                       14,578          5,585         16,592         29,090         28,916
                                                          ---------      ---------      ---------      ---------      ---------
                                                            124,231         58,108         60,982        116,321         94,727
                                                          ---------      ---------      ---------      ---------      ---------
Gross margin                                                 66,843         39,971         35,980         74,702         84,957
                                                          ---------      ---------      ---------      ---------      ---------

Selling, general and administrative                          62,511         31,397         38,842         65,399         64,802
Research and development                                     21,283         11,878         16,274         24,460         19,892
Merger and other                                                897            897            553         29,397         (1,536)
Amortization of intangible assets                                80             --            560            960            960
                                                          ---------      ---------      ---------      ---------      ---------
    Total operating expenses                                 84,771         44,172         56,229        120,216         84,118
                                                          ---------      ---------      ---------      ---------      ---------

    Income (loss) from operations                           (17,928)        (4,201)       (20,249)       (45,514)           839
                                                          ---------      ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
    Interest income                                           1,802            699          1,901          2,736          1,242
    Interest expense                                         (1,142)          (655)          (424)        (1,582)           (27)
    Other                                                        54            164            265             77            762
                                                          ---------      ---------      ---------      ---------      ---------
                                                                714            208          1,742          1,231          1,977
                                                          ---------      ---------      ---------      ---------      ---------

Net income (loss) from continuing operations
    before benefit (provision) for income taxes             (17,214)        (3,993)       (18,507)       (44,283)         2,816

    Benefit (provision) for income taxes                        (87)          (342)            --             12            (37)
                                                          ---------      ---------      ---------      ---------      ---------
Net income (loss) from continuing operations                (17,301)        (4,335)       (18,507)       (44,271)         2,779
                                                          ---------      ---------      ---------      ---------      ---------

DISCONTINUED OPERATIONS:
    Net income (loss) from discontinued operations           (1,941)           524             --         (7,783)            --
    Loss on disposal                                        (34,601)            --             --             --             --
                                                          ---------      ---------      ---------      ---------      ---------
Net income (loss) from discontinued operations              (36,542)           524             --         (7,783)            --
                                                          ---------      ---------      ---------      ---------      ---------

Net income (loss)                                         $ (53,843)     $  (3,811)     $ (18,507)     $ (52,054)     $   2,779
                                                          =========      =========      =========      =========      =========

COMPUTATION OF NET INCOME (LOSS) PER SHARE:

Net income (loss) from continuing operations              $ (17,301)     $  (4,335)     $ (18,507)     $ (44,271)     $   2,779
Deemed preferred stock dividend related to
    conversion discount                                          --             --             --         (2,527)            --
                                                          ---------      ---------      ---------      ---------      ---------
Adjusted net income (loss) from continuing operations       (17,301)        (4,335)       (18,507)       (46,798)         2,779

Net income (loss) from discontinued operations              (36,542)           524             --         (7,783)            --
                                                          ---------      ---------      ---------      ---------      ---------

Net income (loss) applicable to common stock              $ (53,843)     $  (3,811)     $ (18,507)     $ (54,581)     $   2,779
                                                          =========      =========      =========      =========      =========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations                  $   (0.90)     $   (0.24)     $   (0.87)     $   (2.10)     $    0.12
Income (loss) from discontinued operations                    (1.91)          0.03             --          (0.35)            --
                                                          ---------      ---------      ---------      ---------      ---------
Net income (loss) per share                               $   (2.81)     $   (0.21)     $   (0.87)     $   (2.45)     $    0.12
                                                          =========      =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                                        19,131         17,821         21,393         22,255         23,057
                                                          =========      =========      =========      =========      =========
Diluted                                                      19,131         17,821         21,393         22,255         23,458
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

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                            COMMON STOCK
                                     ------------------------     ADDITIONAL                                     TOTAL
                                     NUMBER OF                     PAID-IN      ACCUMULATED                  STOCKHOLDERS'
                                      SHARES         AMOUNT        CAPITAL        DEFICIT         OTHER         EQUITY
                                     ---------      ---------     ---------      ---------      ---------      ---------
BALANCE AT DECEMBER 31, 1994            16,759      $     168     $ 175,235      $ (51,363)     $     145      $ 124,185
    Proceeds from sale of stock          3,312             33        61,927             --             --         61,960
    Proceeds from stock issued
      under employee plans                 546              5         3,220             --             --          3,225
    Exercise of stock warrants              15             --           249             --             --            249
    Stock issued for acquired
      assets (Note 3)                      260              3         3,721             --             --          3,724
    Amortization of unearned
      compensation                          --             --            --             --             21             21
    Foreign currency translation
      adjustment                            --             --            --             --             (9)            (9)
    Net loss                                --             --            --        (53,843)            --        (53,843)
                                     ---------      ---------     ---------      ---------      ---------      ---------
BALANCE AT DECEMBER 31, 1995            20,892            209       244,352       (105,206)           157        139,512
    Proceeds from stock issued
      under employee plans                 178              2         1,237             --             --          1,239
    Proceeds from exercise
      of stock warrants                    428              4            (4)            --             --             --
    Foreign currency translation
      adjustment                            --             --            --             --             (6)            (6)
    Net loss                                --             --            --        (18,507)            --        (18,507)
                                     ---------      ---------     ---------      ---------      ---------      ---------
BALANCE AT JULY 31, 1996                21,498            215       245,585       (123,713)           151        122,238
    Proceeds from sale of stock          1,258             13         7,703             --             --          7,716
    Proceeds from stock issued
      under employee plans                 572              1         2,503             --             --          2,504
    Purchase and issuance of
      treasury stock                      (455)            --        (1,275)        (2,467)            --         (3,742)
    Unearned compensation                   --             --           364             --           (364)            --
    Amortization of unearned
      compensation                          --             --            --             --            249            249
    Foreign currency translation
      adjustment                            --             --            --             --           (146)          (146)
    Net loss                                --             --            --        (52,054)            --        (52,054)
                                     ---------      ---------     ---------      ---------      ---------      ---------
BALANCE AT JULY 31, 1997                22,873            229       254,880       (178,234)          (110)        76,765
    Proceeds from stock issued
      under employee plans                 344              3         1,473             --             --          1,476
    Common stock and warrants
      issued for acquisition                10             --           153             --             --            153
    Unearned compensation                   --             --            88             --            (88)            --
    Amortization of unearned
      compensation                          --             --            --             --            127            127
    Foreign currency translation
      adjustment                            --             --            --             --            (42)           (42)
    Net income                              --             --            --          2,779             --          2,779
                                     ---------      ---------     ---------      ---------      ---------      ---------
BALANCE AT JULY 31, 1998                23,227      $     232     $ 256,594      $(175,455)     $    (113)     $  81,258
                                     =========      =========     =========      =========      =========      =========




                   The accompanying notes are an integral part of these consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          FOR THE YEAR         FOR THE SEVEN                 FOR THE YEARS
                                                             ENDED              MONTHS ENDED                      ENDED
                                                          DECEMBER 31,             JULY 31,                      JULY 31,
                                                             1995            1995           1996           1997           1998
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                     $  (53,843)    $   (3,811)    $  (18,507)    $  (52,054)    $    2,779
    Adjustments to reconcile net income (loss)
    to net cash from operations:
       Depreciation and amortization                          20,898          7,858          8,294         12,667          8,870
       Provision for doubtful accounts                            40              8             18          4,145           (119)
       Amortization of unearned compensation                      21             11             --            249            127
       Amortization of deferred gain                            (100)           (57)           (56)            --             --
       Foreign currency translation gain (loss)                   40            (83)          (216)            (3)           112
       (Increase) decrease in accounts receivable             (4,007)       (15,651)        10,324            106          3,299
       (Increase) decrease in inventories                      9,647           (725)        (7,367)         7,064         10,758
       (Increase) decrease in prepaid expenses
          and other current assets                             2,107            (76)         2,522           (492)           358
       Increase (decrease) in accounts payable                 7,430            263        (11,216)         5,005         (3,099)
       Increase (decrease) in accrued expenses                16,156          3,973        (14,562)         6,535         (5,505)
       (Decrease) in research and
          development advance                                   (190)          (190)            --             (5)            --
       Increase (decrease) in deferred revenues                 (912)        (1,098)        (1,378)         2,195          2,172
       Increase (decrease) in accrued expenses,
          discontinued operations                             11,503          8,614         21,016           (657)            --
                                                          ----------     ----------     ----------     ----------     ----------
          Net cash provided by (used in)
             operating activities                              8,790           (964)       (11,128)       (15,245)        19,752
                                                          ----------     ----------     ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                     (707,280)       (65,148)      (241,994)      (391,628)      (247,223)
    Sales and maturities of short-term investments           664,545         68,327        253,671        419,636        253,038
    Purchases of property and equipment                      (16,759)       (11,027)       (11,139)       (18,781)       (15,835)
    Sales of property and equipment                            1,775          1,054          1,307         11,208            260
    Cash paid for acquired assets (Note 3)                   (10,684)            --             --             --             --
    (Increase) decrease in capitalized software               (9,371)        (2,958)          (681)         3,561           (984)
    (Increase) decrease in other assets                         (103)        (6,662)            69           (745)           104
                                                          ----------     ----------     ----------     ----------     ----------
          Net cash provided by (used in)
             investing activities                            (77,877)       (16,414)         1,233         23,251        (10,640)
                                                          ----------     ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                       65,434          6,255          1,014          8,044          1,476
    Purchase of treasury stock                                    --             --             --         (3,742)            --
    Proceeds from the sale of treasury stock                      --             --             --          1,275             --
    Principal payments under capital lease obligations          (844)          (436)          (549)            --             --
    (Payments) borrowings under line of credit
      agreements                                               2,993         (2,801)        (2,766)            --             --
    Collateralized borrowings (payments)                       1,597          1,850         (1,589)            --             --
    Repayment of short-term debt                                  --             --             --        (10,656)            --
                                                          ----------     ----------     ----------     ----------     ----------
          Net cash provided by (used in)
             financing activities                             69,180          4,868         (3,890)        (5,079)         1,476
                                                          ----------     ----------     ----------     ----------     ----------

Effect of translation exchange rates on cash                     (49)           125            210           (143)          (154)
                                                          ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash and equivalents                   44        (12,385)       (13,575)         2,784         10,434

Cash and equivalents at beginning of period                   15,504         15,504         15,548          1,973          4,757
                                                          ----------     ----------     ----------     ----------     ----------
Cash and equivalents at end of period                     $   15,548     $    3,119     $    1,973     $    4,757     $   15,191
                                                          ==========     ==========     ==========     ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid                                         $       74     $       27     $       --     $       --     $       --
                                                          ==========     ==========     ==========     ==========     ==========
Interest paid                                             $    1,142     $      655     $      424     $    1,582     $       --
                                                          ==========     ==========     ==========     ==========     ==========
Stock issued for acquired assets (Note 3)                 $    3,724     $       --     $       --     $       --     $      153
                                                          ==========     ==========     ==========     ==========     ==========
Note payable issued for acquired asset                    $       --     $       --     $       --     $       --     $      837
                                                          ==========     ==========     ==========     ==========     ==========
Stock issued in lieu of repayment of research
    and development advance                               $       --     $       --     $       --     $      901     $       --
                                                          ==========     ==========     ==========     ==========     ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------


1.       THE COMPANY

         VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets, services and supports integrated, multi-media digital visual communication systems which operate over private and switched digital communication networks. VTEL distributes its systems to a domestic and international marketplace through a reseller network and directly to end-user customers.

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

         The acquisition was accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated for all periods to include the accounts of CLI. Revenues, net income (loss) from continuing operations and net income (loss) of the separate companies for the periods preceding the acquisition were as follows:

                                               VTEL          CLI            TOTAL
                                             ---------     ---------     ---------
YEAR ENDED DECEMBER 31, 1995
   Revenues                                  $  78,095     $ 112,979     $ 191,074
   Net income (loss) from continuing
    operations                                   3,739       (21,040)      (17,301)
   Net income (loss)                             3,739       (57,582)      (53,843)
SEVEN MONTHS ENDED JULY 31, 1996
   Revenues                                  $  50,109     $  46,853     $  96,962
   Net loss from continuing operations          (9,899)       (8,608)      (18,507)
   Net loss                                     (9,899)       (8,608)      (18,507)
YEAR ENDED JULY 31, 1997 *
   Revenues                                  $ 124,438     $  66,585     $ 191,023
   Net loss from continuing operations **          556       (44,827)      (44,271)
   Net loss                                       (508)      (51,546)      (52,054)


*     Information for CLI is through the date of the Merger, May 23, 1997.
**    Includes loss of $29,397 related to the merger.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         In connection with the Merger, the Company recorded merger and other expenses of $29,397 during the year ended July 31, 1997 as follows:

TRANSACTION EXPENSES:
   Investment banking fees              $    2,391
   Legal and accounting fees                 1,600
   Other                                     1,663
                                        ----------
                                             5,654
                                        ----------

RESTRUCTURING AND OTHER:
  Asset impairments                         12,469
  Reserve for contingent liabilities         5,271
  Severance and termination benefits         3,457
  Other                                      2,546
                                        ----------
                                            23,743
                                        ----------

    Total                               $   29,397
                                        ==========



         Changes to accrued merger and other and the reserve for asset impairments during the year ended July 31, 1998 were as follows:

                                          BALANCE
                                            AT          PAID IN     TRANSFERRED   WRITTEN-OFF      REVERSED IN      BALANCE AT
                                          JULY 31,      FISCAL       IN FISCAL     IN FISCAL          FISCAL          JULY 31,
                                           1997          1998          1998          1998              1998             1998
                                         ---------     ---------    -----------   -----------      -----------      ----------
Asset impairments                        $   5,617     $      --     $   1,000     $  (6,235)(1)    $      --        $     382
                                         =========     =========     =========     =========        =========        =========

ACCRUED MERGER AND OTHER
   EXPENSES:
   Reserve for contingent liabilities    $   6,662     $  (2,556)    $  (1,086)    $      --        $  (1,536)(2)    $   1,484
   Severance and termination
     Benefits                                2,414        (2,243)           86            --               --              257
   Other                                       628          (628)           --            --               --               --
                                         ---------     ---------     ---------     ---------        ---------        ---------
                                         $   9,704     $  (5,427)    $  (1,000)    $      --        $  (1,536)       $   1,741
                                         =========     =========     =========     =========        =========        =========

     (1)  Represents final write-down of assets acquired in the Merger.

     (2) Based on favorable events which occurred during fiscal 1998, the Company recorded a credit to income of $1.5 million related to the reversal of certain Merger and other accruals.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of VTEL's wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, warranty reserves, the valuation allowance for the gross deferred tax asset, contingency reserves and the amortization period for intangible assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

         In May 1996, VTEL changed its fiscal year end from December 31 to July
31. The accompanying consolidated financial statements include the results of operations and cash flows for the seven-month transition period ended July 31, 1996 with comparative presentation of the unaudited results for the seven months ended July 31, 1995.

         Revenue Recognition

         Product revenues, recorded net of discounts, are recognized at the time a product is shipped or services are performed and the Company has no significant further obligations to the customer. Customer prepayments are deferred until product shipment has occurred or services have been rendered and there are no significant further obligations to the customer. Service revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the customer. Revenues for extended warranty contracts are recorded over the contract period. The Company records an allowance to reduce sales revenue by an amount which reflects management's estimate of potential future sales returns, exchanges, customer stock rotations or price protection discounts.

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

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         The Company capitalized internal software development costs of $9,276, $1,622 and $984 for the years ended December 31, 1995 and July 31, 1997 and 1998, respectively, and $2,957 and $563 for the seven months ended July 31, 1995 and 1996. Amortization of such costs was $17,411, $1,827 and $50 for the years ended December 31, 1995 and July 31, 1997 and 1998, respectively, and $1,996 and $947 for the seven months ended July 31, 1995 and 1996, respectively. In connection with the Merger, the Company recorded an impairment charge of $3,218 related to capitalized software development costs during the year ended July 31, 1997 due to the elimination of the product line to which the capitalized software development costs related.

         Cash and Equivalents

         Cash and equivalents include cash and investments in liquid money market accounts.

         Short-term Investments

         Short-term investments are carried at market value, which approximates cost, at the balance sheet date. Short-term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities and commercial paper. Investment securities generally have maturities of less than one year.

         The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 1997 and 1998, all investment securities are classified as available-for-sale. No unrealized gains or losses have been recorded as a separate component of equity for the current period or prior year as market values approximate cost due to the short-term nature of the investments.

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

         Net Income (Loss) Per Share

         During the fiscal year ended July 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. All historical earnings per share data have been restated to conform to the current year presentation.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         The calculation of the number of weighted average shares outstanding for basic and dilutive earnings (loss) per share for each of the periods presented is as follows:

                                          FOR THE          FOR THE SEVEN               FOR THE
                                         YEAR ENDED        MONTHS ENDED              YEARS ENDED
                                         DECEMBER 31,        JULY 31,                  JULY 31,
                                            1995         1995         1996         1997         1998
                                          ---------    ---------    ---------    ---------    ---------
                                                      (UNAUDITED)

Weighted average shares
   Outstanding - basic                       19,131       17,821       21,393       22,255       23,057
                                          ---------    ---------    ---------    ---------    ---------

EFFECT OF DILUTIVE SECURITIES:
  Stock options                                  --           --           --           --          400
  Warrants to purchase common stock              --           --           --           --            1
                                          ---------    ---------    ---------    ---------    ---------
      Dilutive potential common shares           --           --           --           --          401
                                          ---------    ---------    ---------    ---------    ---------
Weighted average shares
    Outstanding - diluted                    19,131       17,821       21,393       22,255       23,458
                                          =========    =========    =========    =========    =========

 Antidilutive securities                      3,880        4,001        4,435        3,648        1,764
                                          =========    =========    =========    =========    =========

         Net loss applicable to common stock for the year ended July 31, 1997 is computed by increasing the net loss from continuing operations by $2,527 which represents a deemed dividend related to the 20% conversion discount on Series C Preferred Stock measured at the date of original issuance.

         Concentration of Credit Risk

         The Company sells its products to various companies across several industries, including third-party resellers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secured transactions when deemed necessary.

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

         Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 will require the Company to report, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. The Company is required to adopt SFAS No. 130 for its fiscal year ended July 31, 1999. The Company expects that the adoption of SFAS No. 130 will not have a material impact on it financial position or its results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is required to adopt SFAS No. 131 for its fiscal year ended July 31, 1999. The Company expects that the adoption of SFAS No. 131 will not have a material impact on it financial position or its results of operations.

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal 2000. The Company expects that the adoption of SFAS No. 133 will not have a material impact on it financial position or its results of operations.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SoP) 97-2, "Software Revenue Recognition," which provides guidance for recognizing revenue on software sales such that certain amounts are deferred for future obligations such as software upgrades and product support. The Company will adopt SOP 97-2 effective August 1, 1998. The Company does not expect that the new pronouncement will have a material impact on its financial position or results of operations.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         In March 1998, the Accounting Standards Executive Committee of the American institute of Certified Public Accountants, issued Statement of Position 98-1 (SoP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. In consideration of the Company's implementation of the Oracle Enterprise Resource Planning Software System, the Company early adopted SoP 98-1 during fiscal 1998. In accordance with SoP 98-1, the Company capitalized $808 of internal costs associated with the implementation of the Oracle Enterprise Resource Planning Software System during the year ended July 31, 1998.

         Reclassifications

         Certain amounts related to the year ended July 31, 1997 have been reclassified to conform to the current year presentation.

3.       PURCHASE TRANSACTIONS

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

         VTEL completed the ICS Transaction with the payment of $10,684 in cash, which includes $142 of transaction expenses, and the issuance of 260,000 shares of VTEL's unregistered Common Stock with an estimated market value at the time of the transaction of $3,723. The transaction was accounted for under the purchase method pursuant to which VTEL determined that approximately $14,400 of the purchase price related to intangible assets which are primarily represented by the service and support infrastructure. Amortization of the intangible asset was $80, $560, $960, $960 for the year ended December 31, 1995, the seven months ended July 31, 1996 and the years ended July 31, 1997 and 1998, respectively.

         As part of the Company's initiative to expand its international presence, the Company consummated the acquisition of certain of the assets of the videoconferencing division of one of its German resellers effective July 1, 1998. The consideration paid by the Company consisted of restricted stock, warrants, a note payable, and the assumption of certain payables and other liabilities. Subsequent to July 31, 1998, the Company completed the acquisition of one of its French resellers through a stock for stock transaction. The consideration paid by the Company consisted of restricted stock. The total consideration paid for both acquisitions was less than $3 million.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

4.       INVENTORIES

         Inventories consist of the following:

                                  JULY 31,
                              1997         1998
Raw materials              $   9,493    $   5,938
Work-in-process                4,143          517
Finished goods                 7,490        5,833
Finished goods held for
  Evaluation and rental
  Agreements                   1,118          663
                           ---------    ---------
                           $  22,244    $  12,951
                           =========    =========

         Finished goods held for evaluation and under rental agreements consists of completed digital visual communication systems used for demonstration and evaluation purposes, which are generally sold during the next year.

5.       PROPERTY AND EQUIPMENT

         Property and equipment is composed of the following:

                                             JULY 31,
                                        1997          1998
Furniture, machinery and equipment    $  28,803     $  30,045
Internal support equipment               10,991        12,513
Customer service assets                  11,752        15,263
Leasehold improvements                    2,872         6,686
                                      ---------     ---------
                                         54,418        64,507
Less accumulated depreciation           (32,758)      (36,401)
                                      ---------     ---------
                                      $  21,660     $  28,106
                                      =========     =========

         Depreciation and amortization expense relating to property and equipment was approximately $20,818, $8,379, $12,991 and $7,910 for the year ended December 31, 1995, the seven months ended July 31, 1996, and the years ended July 31, 1997 and 1998, respectively.

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

         On June 27, 1996, CLI completed the sale of certain assets of its broadcast products division to another company in exchange for $12,500 in cash and the assumption of $2,000 in liabilities. The purchaser assumed past warranty obligations associated with the product family covered by the sale. With the exception of the accounts receivable, CLI disposed of the remaining assets of the division to a separate buyer. During the year ended July 31, 1997, the Company recorded a provision for probable losses to fully reserve the remaining accounts receivable of the discontinued operations that were considered to be uncollectible. Such provision is reflected in the accompanying consolidated statement of operations in the net loss from discontinued operations.

         Revenues from the discontinued division were approximately $36,974 for the year ended December 31, 1995 and $11,201 for the seven months ended July 31, 1996. No revenues from discontinued operations were recorded during the years ended July 31, 1997 and 1998.

7.       LINES OF CREDIT

         On December 4, 1997, the Company executed a credit agreement with a banking syndicate which established a $25,000 revolving line of credit. Under the line of credit, the Company may borrow up to 80% of eligible accounts receivable. The credit agreement also provides that the Company may request the issuance of letters of credit up to a maximum of $10,000 and foreign exchange contracts up to a maximum of $10,000. Each of the aforementioned provisions are subject to certain limitations.

         Any amounts outstanding under the credit agreement will bear interest at the prime rate (8.5 % at July 31, 1998) or, at the option of the Company, LIBOR plus a range of basis points (7.1% to 7.6% at July 31, 1998) based on the number of profitable quarters the Company has achieved at the time of the credit advance (LIBOR) option. All such advances and accrued interest under the credit agreement will be payable on the maturity date of December 3, 1999 unless the Company converts the revolving advances to a two-year term loan, which will bear interest at the prime rate or the LIBOR option rate and will be payable in equal monthly installments. The Company pays an annual commitment fee of 0.2% on its unused line of credit.

         Any amounts outstanding under the credit agreement will be secured by the Company's inventory and accounts receivable. The credit agreement requires the Company to maintain certain financial ratios and other covenants. The Company has issued a letter of credit totaling $1,200 under the line of credit as a lease deposit on one of its facilities. At July 31, 1998, the Company had no amounts drawn under the credit line.

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

         In November 1995, VTEL issued 260,769 shares of its unregistered Common Stock in connection with the ICS Transaction (see Note 3).

         Share Repurchase Program

         During the seven months ended July 31, 1996, VTEL adopted a share repurchase program pursuant to which VTEL repurchased shares of its Common Stock in the open market. During the year ended July 31, 1997, VTEL repurchased 455,200 shares of its Common Stock for approximately $3,700. In February 1997, VTEL terminated the stock repurchase program. All repurchased shares were issued from time to time prior to the CLI Merger in May 1997. VTEL applies the cost method of accounting for its treasury stock.

          In August 1998, the Company announced its plan to repurchase up to 2,000,000 shares of VTEL Common Stock. As of October 12, 1998, the Company had repurchased approximately 465,000 shares of its common stock for approximately $2,000.

         CLI Redeemable Convertible Preferred Stock

         On October 25, 1996, CLI completed a private placement of 350,000 shares of Class C Preferred Stock and stock warrants for the purchase of 375,000 shares of CLI Common Stock for approximately $7,000, before certain issuance costs, pursuant to a purchase agreement with an institutional investor. The preferred stock was exchanged for 1,102,500 shares of VTEL Common Stock and both the number and exercise price of the warrants were converted into warrants for the purchase of VTEL Common Stock based on the exchange ratio of 0.46 in connection with the Merger. The converted warrants, totaling 172,500 VTEL shares, have an exercise price of $12.39 and expire in October 2001.

TION

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

         CLI had employee and director stock option plans prior to the merger with VTEL. On May 23, 1997, all options outstanding under these plans were converted into options for Common Stock of VTEL. Both the number of shares subject to option and the per share exercise price under each option were adjusted by the exchange ratio of 0.46.

         The Company applies APB No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices which are below the market price on the measurement date. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net loss and net loss per share would have been reflected by the following pro forma amounts for the seven months ended July 31, 1996 and the years ended July 31, 1997 and 1998:

                                                                         FOR THE SEVEN             FOR THE YEARS
                                                                          MONTHS ENDED                ENDED
                                                                            JULY 31,                 JULY 31,
                                                                              1996            1997             1998
Net income (loss)                             As reported                 $   (18,507)    $   (52,054)    $     2,779
                                              Pro forma                   $   (20,638)    $   (55,276)    $    (1,589)

Basic and diluted net income (loss)
per common share                              As reported                 $      (.87)    $     (2.45)    $      0.12
                                              Pro forma                   $      (.96)    $     (2.60)    $     (0.07)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants during the seven months ended July 31, 1996 and the years ended July 31, 1997 and 1998:

                                           FOR THE SEVEN
                                            MONTHS ENDED                FOR THE YEARS ENDED
                                              JULY 31,                       JULY 31,
                                                1996                  1997                 1998
Dividend yield                                    --                    --                    --
Expected volatility                            84.83%                92.31%                63.12%
Risk-free rate of return                        6.56%                 5.90%                 5.52%
Expected life                                   4.94 years            5.12 years            5.65 years

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         The following table summarizes activity under all Plans for the year ended December 31, 1995, the seven months ended July 31, 1996 and the years ended July 31, 1997 and 1998. This information includes stock options relating to CLI's stock option plans. Both the number of shares and the per share exercise price have been adjusted by the exchange ratio of 0.46.

                                         1995                     1996                      1997                     1998
                                              WEIGHTED                WEIGHTED                 WEIGHTED                  WEIGHTED
                                              AVERAGE                  AVERAGE                  AVERAGE                  AVERAGE
                                  SHARES      EXERCISE    SHARES      EXERCISE      SHARES     EXERCISE     SHARES       EXERCISE
                                 (000'S)       PRICE      (000'S)       PRICE       (000'S)      PRICE      (000'S)       PRICE
                                ---------    ---------   ---------    ---------   ---------    ---------   ---------    ---------
Outstanding at the

  beginning of the year             1,638    $    3.97       1,879    $    8.80       2,187    $    9.40       3,648         9.42
    Converted from CLI                 --           --          --           --       1,798        17.43          --           --
    Granted                           701        17.37         449        10.99       2,098         6.44         896         6.43
    Exercised                        (371)        3.66         (77)        3.13        (324)        3.14        (186)        4.00
    Canceled                          (89)        8.88         (64)       10.39      (2,111)       14.58        (420)        7.55
                                ---------    ---------   ---------    ---------   ---------    ---------   ---------    ---------
Outstanding at the
   end of the year                  1,879    $    8.80       2,187    $    9.40       3,648    $    9.42       3,938    $    8.65
                                =========    =========   =========    =========   =========    =========   =========    =========

Options exercisable at
  year end                          1,851    $    8.74       2,165    $    9.40       3,402    $    9.20       3,710    $    8.42
                                =========    =========   =========    =========   =========    =========   =========    =========

Weighted average fair
    value of  options granted
   during the year                           $   12.07                $    7.77                $    3.42                $    4.12
                                             =========                =========                =========                =========



                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                             WEIGHTED-AVERAGE
                                NUMBER          REMAINING      WEIGHTED-AVERAGE       NUMBER        WEIGHTED-AVERAGE
           RANGE OF         OUTSTANDING AT   CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE AT     EXERCISE PRICE
        EXERCISE PRICES     JULY 31, 1998                                          JULY 31, 1998
        $0.30 - $5.75           710,094            6.59  years     $   3.92           710,094       $      3.92
        5.78 - 6.11             201,994            9.09                6.02           187,326              6.02
        6.13 - 6.13           1,368,837            8.87                6.13         1,354,169              6.13
        6.19 - 7.88             646,012            8.38                7.00           636,345              7.00
        8.06 - 42.66          1,010,979            6.04               16.96           822,282             17.72
        =================  ============        ========            ========         =========       ===========
        $0.30 - $42.66        3,937,916            7.66  years     $   8.65         3,710,216       $      8.42
        =================  ============        ========            ========         =========       ===========

         Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed. At July 31, 1998, options to purchase 1,852,530 shares were vested. At July 31, 1998, no unvested options had been exercised.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         Employee Stock Purchase Plan

         On April 29, 1993, VTEL adopted an Employee Stock Purchase Plan ("Employee Plan") which enables all employees to acquire VTEL stock under the plan. The Employee Plan authorizes the issuance of up to 950,000 shares of VTEL's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Shares of Common Stock issued under the Employee Plan totaled 66,087, 37,121, 105,549 and 158,073 respectively, for the year ended December 31, 1995, the seven months ended July 31, 1996 and the years ended July 31, 1997 and 1998.

         The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for the seven months ended July 31, 1996 and the years ended July 31, 1997 and 1998:

                                                    FOR THE SEVEN                  FOR THE                      FOR THE
                                                    MONTHS ENDED                  YEAR ENDED                  YEAR ENDED
                                                    JULY 31, 1996               JULY 31, 1997                JULY 31, 1998
                                               SECTION 16                  SECTION 16                  SECTION 16
                                                OFFICERS       OTHERS       OFFICERS       OTHERS       OFFICERS        OTHERS
           Dividend yield                               --           --             --           --             --            --
           Expected volatility                       95.78%       90.29%         82.89%       79.83%         52.10%        51.68%
           Risk-free rate of return                   5.18%        5.12%          5.31%        5.23%          5.40%         5.34%
           Expected life (in years)                     .50          .25            .50          .25            .50           .25

           Weighted-average fair value of
             purchase rights granted                  $3.13        $2.30          $2.54        $2.11          $1.96         $1.66

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

         The initial term of the Development Agreement has renewed until December 31, 1999 and will continue to automatically renew thereafter for successive terms of one year unless written notice is given by either party six months prior to the expiration of the initial term or any successor term.

         VTEL was advanced $3,000 under the agreement to be used for the initial reimbursements of research and development costs incurred by VTEL in performing the work specified in the Development Agreement. During the years ended December 31, 1995 and July 31, 1997, the Company reduced gross research and development expenses by approximately $190 and $5, respectively, for reimbursable research and development costs under the terms of the Development Agreement. No reductions of research and development expenses were recorded during the seven months ended July 31, 1996 and the year ended July 31, 1998 as a result of the Development Agreement. In May 1997, VTEL issued 155,040 shares of Common Stock, at the fair market value, to Intel in lieu of repayment of the remaining $901 advance that was unused at that time. As of July 31, 1998, the Company had no research and development activities in process or planned related to the Development Agreement.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

10.      FEDERAL INCOME TAXES

         Under the provisions of SFAS No. 109, the components of the net deferred tax amount are as follows:

                                                            JULY 31,
                                                      1997          1998
DEFERRED TAX ASSETS:
    Net operating loss carryforwards                $   23,198    $   29,140
    Research and development credit carryforwards        3,376         3,458
    Minimum tax credit carryforwards                       110           110
    Inventory and warranty provisions                    3,562         1,246
     Charitable contributions                               --            22
    Compensation accruals                                1,932           635
    Depreciation                                         2,698           630
    Deferred revenue                                       703         1,796
    Accrued expenses                                     2,385           841
    Accounts receivable                                  3,996         3,163
    Other                                                  281           558
                                                    ----------    ----------
           Gross deferred tax asset                     42,241        41,599
                                                    ----------    ----------

DEFERRED TAX LIABILITIES:
   Capitalized software                                     --          (274)
                                                    ----------    ----------
          Gross deferred tax liability                      --          (274)
                                                    ----------    ----------
Valuation allowance                                    (42,241)      (41,325)
                                                    ----------    ----------
          Net deferred tax asset                    $       --    $       --
                                                    ==========    ==========

         The Company's net operating loss carryforwards expire in varying amounts from 1999 through 2013. Research and development tax credit carryforwards expire in varying amounts from 1998 through 2013. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiary (totaling $5,033) are available to offset future foreign taxable income.

         The Company has experienced substantial changes in ownership as defined by the Internal Revenue Code. These changes result in annual limitations of the amount of net operating loss carryforward generated prior to each change which can be utilized to offset future taxable income. As a result of the ownership change at CLI at the date of the Merger, a portion of CLI's net operating loss carryforward generated prior to the Merger will never be available to offset future taxable income due to the effect of the annual limitation and the expiration of the related net operating losses. Therefore, the unavailable portion of the net operating loss carryforward is not considered in determining the deferred tax asset at July 31, 1998.

         At July 31, 1998, the Company had total domestic net operating loss carryforwards of $85,705 ($26,592 and $59,113 for VTEL and CLI, respectively). The portions of these carryforwards available for utilization during fiscal 1999 (in consideration of the annual limitations) are $52,660. Additional net operating losses created prior to the changes in control of $2,574 become available in each subsequent year and accumulate if not used until such net operating losses expire.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------


         Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred taxes have been recorded for the year ended December 31, 1995, for the seven months ended July 31, 1996 and for the years ended July 31, 1997 and 1998.

         The tax provisions reflected in the accompanying consolidated financial statements is due primarily to federal alternative minimum taxes and state income taxes.

11.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         VTEL leases furniture and equipment, manufacturing facilities and office space under noncancelable leases which expire at various dates through 2013. Certain leases obligate VTEL to pay property taxes, maintenance and repair costs.

Future minimum lease payments under all operating leases as of July 31, 1998 were as follows:

FISCAL YEAR ENDING:
   1999                       $  7,430
   2000                          7,082
   2001                          6,771
   2002                          6,592
   2003                          6,315
   Thereafter                   21,377
                              --------
                              $ 55,567
                              ========

         Total rent expense under all operating leases for the years ended December 31, 1995, for the seven months ended July 31, 1996, and for the years ended July 31, 1997 and 1998 was $6,188, $4,713, $4,601 and $4,301 respectively.

         During the year ended July 31, 1998, the Company completed the planned elimination of duplicate headquarter facilities by terminating the lease for the former CLI headquarters. The landlord paid the Company a $1,800 termination fee which is recorded (net of termination expenses) as Other Income in the accompanying Statement of Operations.

         In connection with the acquisition of certain of the assets of the videoconferencing division of one of its German resellers, (see Note 3), the Company entered into a five year licensing agreement pursuant to which the Company will pay a license fee equal to 4% of the revenues generated by the acquired assets with a minimum annual fee of $281 to $393 and a maximum annual fee of $786.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         Contingencies

         CLI is currently engaged in several legal proceedings relating to matters arising prior to the Merger. There can be no assurance that CLI's legal proceedings can be resolved favorably to CLI or VTEL. Such legal proceedings, if continued for an extended period of time, could have an adverse effect upon CLI's working capital and management's ability to concentrate on its business. The Company has recorded an estimate of the costs to defend and discharge the claims. Such amount is included in the charges recorded as contingent liabilities (see Note 1 to the Consolidated Financial Statements). In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any. However, an unfavorable outcome in any one or several such legal proceedings could have a material adverse effect on CLI and hence, VTEL.

         In a complaint filed on December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation ("Datapoint") alleged that CLI had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint sought a judgment of infringement, monetary damages, injunctive relief and attorneys' fees. CLI responded to the complaint by denying the material allegations of the complaint and asserting affirmative defenses. In July 1998, the United States District Court dismissed the civil action filed by Datapoint.

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

12.      GEOGRAPHIC INFORMATION

         The Company operates in one industry. Transfers between geographic areas are recorded at cost plus a markup. Information about the Company's operations in different geographic areas is as follows:

                                                                  FOR THE YEAR ENDED
                                                                     JULY 31, 1998
                                               UNITED STATES   EUROPE AND   ELIMINATIONS    CONSOLIDATED
                                                                OTHER
Sales to unaffiliated customers                  $ 163,264     $  16,420     $      --      $ 179,684
Transfer between geographic areas                    9,616            --        (9,616)            --
                                                 ---------     ---------     ---------      ---------
Total sales                                      $ 172,880     $  16,420     $  (9,616)     $ 179,684
                                                 =========     =========     =========      =========
Net income (loss) from continuing operations     $   2,155     $     530     $      94      $   2,779
                                                 =========     =========     =========      =========
Net income (loss)                                $   2,155     $     530     $      94      $   2,779
                                                 =========     =========     =========      =========
Identifiable assets                              $ 132,914     $   9,871     $ (13,496)     $ 129,289
                                                 =========     =========     =========      =========

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

                                                             FOR THE YEAR ENDED
                                                              JULY 31, 1997
                                        UNITED STATES    EUROPE AND     ELIMINATIONS    CONSOLIDATED
                                                           OTHER
Sales to unaffiliated customers         $  180,811      $   10,212      $       --      $  191,023
Transfer between geographic areas           12,612              --         (12,612)             --
                                        ----------      ----------      ----------      ----------
Total sales                             $  193,423      $   10,212      $  (12,612)     $  191,023
                                        ==========      ==========      ==========      ==========
Net loss from continuing operations     $  (40,942)     $   (3,144)     $     (185)     $  (44,271)
                                        ==========      ==========      ==========      ==========
Net loss                                $  (48,725)     $   (3,144)     $     (185)     $  (52,054)
                                        ==========      ==========      ==========      ==========
Identifiable assets                     $  139,051      $    8,008      $  (15,924)     $  131,135
                                        ==========      ==========      ==========      ==========

                                                       FOR THE SEVEN MONTHS ENDED
                                                             JULY 31, 1996
                                        UNITED STATES   EUROPE AND      ELIMINATIONS    CONSOLIDATED
                                                           OTHER
Sales to unaffiliated customers         $   93,728      $    3,234      $       --      $   96,962
Transfer between geographic areas            2,383              --          (2,383)             --
                                        ----------      ----------      ----------      ----------
Total sales                             $   96,111      $    3,234      $   (2,383)     $   96,962
                                        ==========      ==========      ==========      ==========
Net loss                                $  (16,721)     $   (1,834)     $       48      $  (18,507)
                                        ==========      ==========      ==========      ==========
Identifiable assets                     $  179,799      $    3,131      $   (7,838)     $  175,092
                                        ==========      ==========      ==========      ==========

                                                             FOR THE YEAR ENDED
                                                             DECEMBER 31, 1995
                                        UNITED STATES    EUROPE AND     ELIMINATIONS    CONSOLIDATED
                                                           OTHER
Sales to unaffiliated customers         $  184,471      $    6,603      $       --      $  191,074
Transfer between geographic areas            3,475              --          (3,475)             --
                                        ----------      ----------      ----------      ----------
Total sales                             $  187,946      $    6,603      $   (3,475)     $  191,074
                                        ==========      ==========      ==========      ==========
Net loss from continuing operations     $  (16,912)     $     (520)     $      131      $  (17,301)
                                        ==========      ==========      ==========      ==========
Net loss                                $  (53,454)     $     (520)     $      131      $  (53,843)
                                        ==========      ==========      ==========      ==========
Identifiable assets                     $  219,616      $    3,445      $       --      $  223,061
                                        ==========      ==========      ==========      ==========


                                      * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the captions "Election of Directors" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 1998.

ITEM 11.   EXECUTIVE COMPENSATION

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Executive Compensation" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Certain Relationships and Transactions" will be filed with the Company's Definitive Proxy Statement pursuant to the regulation 14A on or before November 28, 1998.

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

   EXHIBIT
    NUMBER                      DOCUMENT DESCRIPTION
    ------                      --------------------

      3.1 - Fourth Amended Restated Certificate of Incorporation (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30, 1993.)

      3.2 - Amendment to Fourth Amended and Restated Certificate of Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997.)

      3.3 - Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

      3.4 - Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1992).

      3.5 - Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated July 10, 1996).

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

      10.8 - VideoTelecom Corp. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

      10.9 - VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

     10.10 - Lease agreement, executed by Waterford HP, Ltd. on June 14, 1994, as Landlord, and the Company, as Tenant, together with First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2, 1994, Second Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated February 1, 1995, and Net Profits Agreement, executed between Waterford HP, Ltd. on June 14, 1994 and the Company (incorporated by reference to Exhibit 10.17 to the Company's 1994 Annual Report on Form 10-K).

     10.11 - Subscription Agreement dated June 14, 1995 by and between VTEL Corporation, Accord Video Telecommunications, Ltd., Nizanim Fund
               (1993) Ltd., the "Star Entities", Manakin Investments BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request).

     10.12 - Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive Proxy Statement).

   EXHIBIT
    NUMBER                      DOCUMENT DESCRIPTION
    ------                      --------------------

      10.13 - The VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's 1995 Definitive Proxy Statement).

      10.14 - Amendment to the VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's Joint Proxy Statement filed on April 24, 1997).

      10.15 - Compression Labs, Incorporated 1980 Stock Option Plan - the ISO Plan (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1994).

      10.16 -  Revised forms of Incentive Stock Option and Early Exercise
               Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of Compression Labs, Inc. filed on June 6, 1994).

      10.17 - Consulting and separation agreement between Compression Labs, Incorporated and John E. Tyson dated February 16, 1996 (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1995).

      10.18 - Lease Agreement, dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

      10.19 - First Amendment, dated March 11, 1998, to Lease Agreement dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

      10.20 - Loan and Security Agreement, dated December 4, 1997, between Silicon Valley Bank and Texas Commerce Bank National Association, as Creditors, and the Company, as Borrower.

   EXHIBIT
    NUMBER                      DOCUMENT DESCRIPTION
    ------                      --------------------
      10.21 -  Change-in-Control Agreements with members of senior management of the Company.

      10.21 (a)      Jerry S. Benson, Jr.
      10.21 (b)      Rodney S. Bond
      10.21 (c)      Charles M. Denton
      10.21 (d)      Dennis M. Egan
      10.21 (e)      Vinay Goel
      10.21 (f)      Frank S. Kaplan
      10.21 (g)      Steve F. Keilen
      10.21 (h)      F.H. (Dick) Moeller
      10.21 (i)      Ly-Huong T. Pham
      10.21 (j)      Barry Rumac
      10.21 (k)      Michael J. Steigerwald
      10.21 (l)      Bob R. Swem
      10.21 (m)      Stephen L. Von Rump
      10.21 (n)      Judy A. Wallace

      21.1  -  List  of  Subsidiaries

      23.1  -  Consent of PricewaterhouseCoopers LLP.

      23.2  -  Consent of KPMG Peat Marwick LLP.

      27.1  -  Financial Data Schedule (filed electronically only)

---------------

(b) Reports on Form 8-K:

    None

(c) See subitem 14(a)(3) above.

(d) See subitem 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VTEL Corporation

                                          By  /s/    Rodney S. Bond
                                            ----------------------------------
                                                     Rodney S. Bond
                                                CHIEF FINANCIAL OFFICER,
                                            VICE PRESIDENT-FINANCE, TREASURER
                                                      AND SECRETARY


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature                                         Title                          Date
           ---------                                         -----                          ----
/s/       Jerry S. Benson, Jr.           Chief Executive Officer, President and       October 22, 1998
--------------------------------------   Director (Principal Executive Officer)    --------------------------
          Jerry S. Benson, Jr.

/s/          Rodney S. Bond              Chief Financial Officer,                     October 22, 1998
--------------------------------------   Vice President- Finance,                  --------------------------
             Rodney S. Bond              Treasurer and Secretary
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)

/s/        Arthur G. Anderson            Director                                     October 22, 1998
--------------------------------------                                             --------------------------
           Arthur G. Anderson

/s/             Eric L. Jones            Director                                     October 22, 1998
--------------------------------------                                             --------------------------
                Eric L. Jones

/s/             Max Hopper               Director                                     October 22, 1998
--------------------------------------                                             --------------------------
                Max Hopper

/s/         Gordon Matthews              Director                                     October 22, 1998
--------------------------------------                                             --------------------------
            Gordon Matthews

/s/        F.H. (Dick) Moeller           Chairman of the Board                        October 22, 1998
--------------------------------------                                             --------------------------
           F.H. (Dick) Moeller

/s/         Dick  Snyder                 Director                                     October 22, 1998
--------------------------------------                                             --------------------------
            Dick  Snyder

/s/           T. Gary Trimm              Director                                     October 22, 1998
--------------------------------------                                             --------------------------
              T. Gary Trimm

VTEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II
--------------------------------------------------------------------------------



                                                  PROVISION FOR  WRITE-OFF OF
                                     BALANCE AT     DOUBTFUL     UNCOLLECTIBLE  BALANCE AT
                                     BEGINNING      ACCOUNTS       ACCOUNTS      END OF
                                     OF PERIOD    RECEIVABLE      RECEIVABLE      YEAR
                                                      (IN THOUSANDS)
Accounts receivable -
  Allowances for
  Doubtful accounts

Year ended December 31, 1995         $   2,137     $  11,389      $  (3,313)     $  10,213

Seven months ended July 31, 1996        10,213          (132)        (2,206)         7,875

Year ended July 31, 1997                 7,875         6,086         (3,239)        10,722

Year ended July 31, 1998                10,722          (119)        (1,156)         9,447

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                     DOCUMENT DESCRIPTION
   ------                     --------------------
      2.1   -  Agreement and Plan of Merger and Reorganization dated as of
               January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI
               (incorporated by reference to the Exhibit 99.1 of VTEL's Report on Form 8-K dated January 6, 1997).

      3.1   -  Fourth Amended Restated Certificate of Incorporation
               (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30, 1993.)

      3.2   -  Amendment to Fourth Amended and Restated Certificate of
               Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended
               July 31, 1997.)

      3.3 - Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

      3.4 - Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992
               (incorporated by reference to Exhibit 19.1 to the Company's
               Quarterly Report on Form 10-Q for the three months ended March
               31, 1992).

      3.5 - Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996
               (incorporated by reference to Exhibit 4.5 to the Company's
               Current Report on Form 8-K dated July 10, 1996).

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

   EXHIBIT
    NUMBER                      DOCUMENT DESCRIPTION
    ------                      --------------------
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

      10.8 - VideoTelecom Corp. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form
               S-8, File No. 33-51822).

      10.9 - VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form
               S-8, File No. 33-51822).

     10.10 -   Lease agreement, executed  by Waterford HP, Ltd. on June 14,
               1994, as Landlord, and the Company, as Tenant, together with First Amendment of Lease Agreement between Waterford HP, Ltd., as
               Landlord, and the Company, as Tenant, dated November 2, 1994,
               Second Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated February 1, 1995, and Net Profits Agreement, executed between Waterford HP, Ltd. on
               June 14, 1994 and the Company (incorporated by reference to Exhibit 10.17 to the Company's 1994 Annual Report on Form 10-K).

     10.11  -  Subscription Agreement dated June 14, 1995 by and between VTEL
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

     10.12 - Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive Proxy
               Statement).

   EXHIBIT
    NUMBER                      DOCUMENT DESCRIPTION
    ------                      --------------------
      10.13 -  The VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's 1995 Definitive
               Proxy Statement).

      10.14 - Amendment to the VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's
               Joint Proxy Statement filed on April 24, 1997).

      10.15 -  Compression Labs, Incorporated 1980 Stock Option Plan - the ISO
               Plan (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1994).

      10.16 -  Revised forms of Incentive Stock Option and Early Exercise
               Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of Compression Labs,
               Inc. filed on June 6, 1994).

      10.17 -  Consulting and separation agreement between Compression Labs,
               Incorporated and John E. Tyson dated February 16, 1996
               (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1995).

      10.18 -  Lease Agreement, dated January 30, 1998, between 2800
               Industrial, Inc., Lessor and VTEL Corporation, Lessee
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the three months ended April
               30, 1998).

      10.19 -  First Amendment, dated March 11, 1998, to Lease Agreement dated
               January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL
               Corporation, Lessee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

      10.20 -  Loan and Security Agreement, dated December 4, 1997, between
               Silicon Valley Bank and Texas Commerce Bank National Association, as Creditors, and the Company, as Borrower.

   EXHIBIT
    NUMBER                      DOCUMENT DESCRIPTION
    ------                      --------------------
      10.21 -  Change-in-Control Agreements with members of senior management of the Company.

      10.21 (a)       Jerry S. Benson, Jr.
      10.21 (b)      Rodney S. Bond
      10.21 (c)      Charles M. Denton
      10.21 (d)      Dennis M. Egan
      10.21 (e)      Vinay Goel
      10.21 (f)      Frank S. Kaplan
      10.21 (g)      Steve F. Keilen
      10.21 (h)      F.H. (Dick) Moeller
      10.21 (i)      Ly-Huong T. Pham
      10.21 (j)      Barry Rumac
      10.21 (k)      Michael J. Steigerwald
      10.21 (l)      Bob R. Swem
      10.21 (m)      Stephen L. Von Rump
      10.21 (n)      Judy A. Wallace

      21.1  -  List  of  Subsidiaries

      23.1  -  Consent of PricewaterhouseCoopers LLP.

      23.2  -  Consent of KPMG Peat Marwick LLP.

      27.1  -  Financial Data Schedule (filed electronically only)