Form 10-Q
period 1998-10-31
VTEL CORP
filed 1998-12-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998


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

At December 1, 1998 the registrant had outstanding 22,927,567 shares of its Common Stock, $0.01 par value.


                                VTEL CORPORATION
                           CONSOLIDATED BALANCE SHEET
           (Amounts in thousands, except share and per share amounts)


                                                                       October 31,                  July 31,
                                                                           1998                       1998
                                                                       (Unaudited)
ASSETS
Current assets:
         Cash and equivalents                                          $      5,363               $    15,191
         Short-term investments                                              14,594                    14,484
         Accounts receivable, net of allowance for doubtful
           accounts of $9,452 and $9,447 at
           October 31, 1998 and July 31,1998                                 38,602                    40,527
         Inventories                                                         18,189                    12,951
         Prepaid expenses and other current assets                            3,539                     2,533
                                                                       ------------               -----------

                  Total current assets                                       80,287                    85,686

Property and equipment, net                                                  32,289                    28,106
Intangible assets, net                                                       12,285                    11,812
Other assets                                                                  5,738                     3,685
                                                                       ------------               -----------
                                                                       $    130,599               $   129,289
                                                                       ============               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                              $     20,726               $    22,600
         Accrued merger and other expenses                                    1,604                     1,741
         Accrued compensation and benefits                                    4,619                     5,258
         Other accrued liabilities                                            6,370                     2,791
         Deferred revenue                                                    10,954                    11,793
                                                                       ------------               -----------
                  Total current liabilities                                  44,273                    44,183

Long-term liabililities:
         Borrowings under revolving line of credit                            7,500                         -
         Other long-term obligations                                          5,642                     3,848
                                                                       ------------               -----------
                  Total long-term liabilities                                13,142                     3,848
                                                                       ------------               -----------

Commitments and contingencies                                                     -                         -

Stockholders' equity:
         Preferred stock, $.01 par value; 10,000,000 authorized;
           none issued or outstanding                                             -                         -
         Common stock, $.01 par value; 40,000,000 authorized;
           22,926,000 and 23,227,000 issued and outstanding
           at October 31, 1998 and July 31, 1998                                229                       232
         Additional paid-in capital                                         256,979                   256,594
         Treasury stock, 303,900 outstanding                                 (1,260)                        -
         Accumulated deficit                                               (182,423)                 (175,455)
         Accumulated other comprehensive loss                                  (341)                     (113)
                                                                        -----------               -----------
                  Total stockholders' equity                                 73,184                    81,258
                                                                        -----------               -----------
                                                                        $   130,599               $   129,289
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

                                VTEL Corporation
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                                      For the
                                                                                Three Months Ended
                                                                                     October 31,
                                                                                1998             1997

Revenues:
         Products                                                              $ 24,528          $ 34,312
         Services and other                                                      12,407             9,917
                                                                               --------          --------
                                                                                 36,935            44,229
                                                                               --------          --------

Cost of sales:
         Products                                                                12,227            17,778
         Services and other                                                       8,188             6,479
                                                                               --------          --------
                                                                                 20,415            24,257
                                                                               --------          --------
         Gross margin                                                            16,520            19,972
                                                                               --------          --------

Selling, general and administrative                                              18,240            14,521
Research and development                                                          5,236             5,126
Amortization of intangible assets                                                   252               240
                                                                               --------          --------
         Total operating expenses                                                23,728            19,887
                                                                               --------          --------

         Income (loss) from operations                                           (7,208)               85
                                                                               --------          --------

Other income (expense):
         Interest income                                                            288               221
         Other                                                                      (48)             (174)
                                                                               --------          --------
                                                                                    240                47
                                                                               --------          --------

Net income (loss) before provision
         for income taxes                                                        (6,968)              132

Provision for income taxes                                                            -               (12)
                                                                               --------          --------
         Net income (loss)                                                     $ (6,968)         $    120
                                                                               ========          ========

Basic and diluted income (loss) per common share                               $  (0.30)         $   0.01
                                                                               ========          ========

Weighted average shares outstanding:
         Basic                                                                   23,085            22,895
                                                                               ========          ========
         Diluted                                                                 23,085            23,492
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

                                VTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                     For the
                                                                                Three Months Ended
                                                                                    October 31,
                                                                                1998             1997
Cash flows from operating activities:
         Net income (loss)                                                     $ (6,968)        $   120
         Adjustments to reconcile net income (loss)
         to net cash used in operations:
                  Depreciation and amortization                                   2,535           2,192
                  Provision for doubtful accounts                                    33              22
                  Amortization of unearned compensation                              39              61
                  Foreign currency translation (gain) loss                          (33)            119
                  Decrease in accounts receivable                                 2,693           3,823
                  Increase in inventories                                        (3,873)           (206)
                  (Increase) decrease in prepaid expenses and
                     other current assets                                        (1,006)            464
                  Decrease in accounts payable                                   (3,340)         (7,627)
                    Increase (decrease) in accrued expenses                         495          (2,756)
                    Increase (decrease) in deferred revenues                       (346)            672
                                                                               --------         -------
                           Net cash used in operating activities                (9,771)         (3,116)
                                                                               --------         -------

Cash flows from investing activities:
         Net short-term investment activity                                        (110)          6,771
         Net purchase of property and equipment                                  (3,495)         (2,965)
         Decrease in capitalized software                                        (1,241)              -
         (Increase)decrease in other assets                                        (772)             678
                                                                               --------         -------
                  Net cash (used in) provided by investing activities            (5,618)          4,484
                                                                               --------         -------

Cash flows from financing activities:
         Borrowings under line of credit                                          7,500               -
         Net proceeds from issuance of stock                                         21              37
         Purchase of treasury stock                                              (2,265)              -
         Sale of treasury stock                                                     178               -
                                                                               --------         -------
                  Net cash provided by financing activities                       5,434              37
                                                                               --------         -------

Effect of translation exchange rates on cash                                        127             (64)
                                                                               --------         -------

Net (decrease) increase in cash and equivalents                                  (9,828)          1,341

Cash and equivalents at beginning of period                                      15,191           4,757
                                                                               --------         -------
Cash and equivalents at end of period                                          $  5,363         $ 6,098
                                                                               ========         =======

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

     The Company's systems are built upon a system platform which is based on industry-standard, PC-compatible open hardware and software architecture. By leveraging this open architecture design, the Company is able to integrate into the videoconference PC-compatible hardware and software applications which allow users to customize the systems to meet their unique needs. The PC-architecture also provides a natural pathway to connect the Company's digital visual communication systems onto local area networks (LANs) and wide area networks
(WANs) thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. Also complementing this open architecture is the Company's compliance with emerging industry standards. The Company's open architecture and compliance with data and telecommunications standards permit customers to incorporate new functions through software upgrades, thereby lowering the cost of ownership by extending the useful life of the investment.

     The  Company   primarily   distributes   its  systems  to  a  domestic  and
international   marketplace   through  third  party  resellers.   The  Company's
headquarters and primary production facilities are in Austin, Texas.

Note 1 - General and Basis of Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of October 31, 1998 and the results of the Company's operations and its cash flows for the three month period ended October 31, 1998. The results for interim periods are not necessarily indicative of results for a full fiscal year.

         Note 2 - Inventories

                  Inventories consist of the following:

                                           Oct. 31,          July 31,
                                             1998              1998
                                          (Unaudited)
                                             (Dollars in thousands)

Raw materials                              $  6,949          $  5,938
Work in process                               4,317               517
Finished goods                                5,928             5,833
Finished goods held for evaluation
  and rental and loan  agreements               995               663
                                           --------          --------
                                           $ 18,189          $ 12,951
                                           ========          ========

     Finished goods held for evaluation consists of completed digital visual communication systems used for demonstration and evaluation purposes, which are generally sold during the next 12 months.

Note 3 - Net Income (Loss) Per Share

     Basic Earnings per Share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents (if dilutive) outstanding for the period. Stock options and warrants are the only dilutive potential shares that the Company has outstanding for all periods presented. EPS data for prior periods presented in this report have been recalculated to reflect the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share".

     The calculation of the number of weighted average shares outstanding for basic and dilutive earnings (loss) per share for each of the periods presented is as follows:

                                                        For the
                                                  Three Months Ended
                                                     October 31,
                                               (Amounts in thousands)
                                                   1998     1997

Weighted average shares
     outstanding - basic                          23,085    22,895
                                                --------  --------

Effect of dilutive securities:
  Stock options                                        -       597
                                                --------  --------
     Dilutive potential common shares                  -       597
                                                --------  --------
Weighted average shares
  outstanding - diluted                           23,085    23,492
                                                ========  ========
Antidilutive securities                            4,173     1,259
                                                ========  ========

Note 4 - Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," during the first fiscal quarter of 1999. SFAS No.130 establishes standards for reporting comprehensive income and its components. The Company's comprehensive income (loss) is comprised of net income
(loss), foreign currency translation and unearned compensation. Comprehensive loss for the quarter ended October 31, 1998 of $7.2 million and comprehensive income for the quarter ended October 31, 1997 of $0.2 million were not materially different from reporting net income (loss) for these periods.

Note 5 - Subsequent Events

     Subsequent to October 31, 1998, the Company adopted a restructuring plan which will result in a reduction in workforce of approximately 14%. The Company will also reduce operating costs by exiting other activities which involve excess, idle or non-productive assets or excess or non-productive overhead costs. As a result of the restructuring, the Company anticipates a restructuring charge during the second fiscal quarter of 1999 in the range of approximately $2.5 million to $3.5 million.

     As a result of the restructuring activities that are in process, the Company will generate a net loss for the second quarter of fiscal year 1999 which will likely exceed the maximum quarterly loss allowable by the terms of the Company's revolving line of credit agreement (Credit Agreement). The Company is currently negotiating with its lenders the execution of an amendment to the Credit Agreement to eliminate or modify the covenants such that the Company will be able to avoid noncompliance with the terms of the Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following review of the Company's financial position as of October 31, 1998 and 1997 and for the three months ended October 31, 1998 and 1997, should be read in conjunction with the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 1998.

Results of Operations

     The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:

                                                    For the three
                                                     months ended
                                                      October 31,
                                                    1998     1997

         Revenues                                   100%     100%
         Gross margin                                45       45
         Selling, general and administrative         49       33
         Research and development                    14       12
         Total operating expenses                    64       45
         Other income, net                            1        -
         Net income (loss)                          (19)%      -%

                  Three Months Ended October 31, 1998 and 1997

     Revenues. Revenues for the quarter ended October 31, 1998 decreased to $36.9 million from $44.2 million in the quarter ended October 31, 1997, a decrease of $7.3 million or 17%. The decrease in revenues for the three month period ended October 31, 1998 is the result of a decrease in the number of unit sales of the Company's large group digital visual communication systems, and lower average selling prices due to the shift in the product mix to products with lower selling prices. The decline in revenues is the result of delays or shifts in purchasing decisions of customers due to new product announcements by the Company and its competitors, shifts of capital spending by customers and customers increasingly delaying purchases of large group systems while they evaluate the impact of converting from videoconferencing systems which currently run on ISDN platforms to systems which run on an Internet Protocol (IP) platform. Significantly lower sales of large group systems in the first fiscal quarter are attributed to this extension of the purchasing cycle, as well as a further decline in sales in international markets - particularly Asia and Latin America. International sales represented approximately 18% of product revenues for the quarter ended October 31, 1998 compared to 22% for the quarter ended October 31, 1997.

     The following table summarizes the Company's group system unit sales activity:

                                                       For the three
                                                        months ended
                                                         October 31,
                                                       1998      1997
         Large group digital visual
           communication systems                        614      751
         Small group digital visual
           communication systems                        161      75
         Multipoint control units                        36      16
                                                       ----     ----
          Total systems                                 811      842
                                                       ====     ====

     While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of distributing its products through resellers. Because expense levels are based on the Company's expectations of future revenues, the Company's expense base is relatively fixed in the short term. If revenue levels are below expectations as was the case for the quarter ended October 31, 1998, operating results may be materially and adversely affected and net income is likely to be adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by the Company or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Gross margin. Gross margin as a percentage of total revenues was 45% for the three months ended October 31, 1998 and 1997. The gross margin percentage for the quarter ended October 31, 1997 is the result of the sales mix of VTEL's higher margin products blended with sales of the lower margin legacy products of VTEL's wholly-owned subsidiary, Compression Labs, Inc, which was acquired in May 1997. As the Company transitioned to a single product platform, the Enterprise Series Architecture( (ESA) products, gross margins began to increase during fiscal 1998 as the Company replaced sales of lower margin legacy CLI products with higher margin ESA products. The gross margin percentage for the quarter ended October 31, 1998 represents a decline from the preceding three quarters. The decline in the gross margin percentage is the result of a shift in the sales mix from higher margin large group systems to lower margin small group systems.

     While customers are delaying the purchase of higher cost large group systems, they are shifting to the purchase of lower cost small group systems in order to maintain their digital visual communications networks with only a moderate continued investment until the anticipated industry breakout, which will be driven by the shift to digital visual communication systems which function within an IP network environment.As such, the Company anticipates that the gross margin percentage will decline as customers shift their purchases from higher margin large group systems to lower margin small group systems. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost during this time of industry uncertainty. This could significantly reduce future product average selling prices and subsequently even further reduce the gross margins generated from these sales. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.

         Selling, general and administrative. Selling, general and administrative expenses increased by $3.7 million, or 26%, from $14.5 million for the quarter ended October 31, 1997 to $18.2 million for the quarter ended October 31, 1998. Selling, general and administrative expenses as a percentage of revenues were 49% and 33% for the three months ended October 31, 1998 and 1997, respectively. The Company's expense levels are based, in part, on its expectations as to revenue levels. Because expense levels are based on the Company's expectations of future revenues, the Company's expense base is relatively fixed in the short term. As a result of the decline in revenues during the quarter ended October 31, 1998, the Company's selling, general and administrative expenses as a percentage of revenues increased significantly during the quarter ended October 31,1998.

     Selling, general and administrative expenses increased during the quarter ended October 31, 1998 in comparison with the quarter ended October 31, 1997 as a result of investments made by the Company during the quarter ended October 31, 1998 related to marketing and branding campaigns. These campaigns were designed to provide brand awareness for VTEL's products and to position VTEL to be the industry leader in digital visual communications in anticipation of an industry breakout.

     VTEL has taken steps to restructure the Company's operations to reduce operating expenses in order to sustain profitability during the perceived industry transition period while continuing to strive to strengthen essential areas of the business such as new technology and product development and customer service and response (see "Restructuring Activities"). As such, the Company's selling, general and administrative expenses will decrease in future periods.

         Research and development. Research and development expenses increased by $0.1 million, or 2%, from $5.1 million for the quarter ended October 31, 1997 to $5.2 million for the quarter ended October 31, 1998. Research and development expenses as a percentage of revenues were 14% and 12% for the three months ended October 31, 1998 and 1997, respectively. In addition, $1.2 million of software development costs were capitalized during the three months ended October 31, 1998.

     Research and development expenditures increased during the quarter ended October 31, 1998 in comparison with the quarter ended October 31, 1997 due to the development of a new user interface which is designed to be more intuitive and easy to use, and the activities related to the development of the Company's next generation digital visual communications platform which will be designed to function within an IP network environment.

          Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs. Future research and development expenses are expected to increase as the Company strives to develop leading edge technology.

     Other income, net. Other income, net increased by $150,000, or 411%, from $50,000 for the quarter ended October 31, 1997 to $240,000 for the quarter ended October 31, 1998. The increase in Other income, net during the three months ended October 31, 1998 compared with the three months ended October 31, 1997 is attributable to changes in foreign currency exchange rates.

     Net income (loss). The Company generated a net loss of $7.0 million, or $0.30 per share, during the quarter ended October 31, 1998 compared to a net income of $0.1 million, or $0.01 per share, during the quarter ended October 31, 1997. The decline in sales of the Company's large group digital visual communications systems without a corresponding decline in the Company's operating expenses resulted in the significant loss during the three months ended October 31, 1998. The Company has adopted a restructuring plan during the second fiscal quarter of 1999 and anticipates a restructuring charge in the range of approximately $2.5 million to 3.5 million (see "Restructuring Activities"). As a result of the restructuring activities that are in process, the Company will not generate a quarterly net income at the anticipated reduced revenue levels prior to the third fiscal quarter of 1999.

Restructuring Activities

     The Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of distributing its products through resellers. Because expense levels are based on the Company's expectations as to future revenues, the Company's expense base is relatively fixed in the short term. Revenues for the quarter ended October 31, 1998 were significantly below expectations; as a result, operating results were adversely affected and the Company generated a net loss of $7.0 million during the quarter ended October 31, 1998. VTEL has taken steps to restructure the Company's operations to reduce operating expenses in order to sustain profitability during the perceived industry transition period while continuing to strive to strengthen essential areas of the business such as new technology and product development and customer service and response. Subsequent to October 31, 1998, the Company adopted a restructuring plan which will result in a reduction in workforce of approximately 14%. The Company will also reduce operating costs by exiting other activities which involve excess, idle or non-productive assets or excess or non-productive overhead costs. As a result of the restructuring, the Company anticipates a restructuring charge during the second fiscal quarter of 1999 in the range of approximately $2.5 million to $3.5 million.

     There can be no assurance that the restructuring activities will reduce operating expenses sufficiently to maintain profitable operations at current or lower revenue levels. Additionally, there can be no assurance that the Company will be able to maintain its current level of revenues or even a lower level of revenues at which the Company can operate profitably on a quarterly or annual basis in the future. As a result of the restructuring activities that are in process, the Company will not generate a quarterly net income at the anticipated reduced revenue levels prior to the third fiscal quarter of 1999. Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Year 2000 Evaluation

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company believes that its products are Year 2000 compliant with minor exceptions due to the incorporation of third party software such as Microsoft Windows which is year 2000 compliant with minor exceptions. While the Company is not currently aware of any Year 2000 compliance issues with its products, no assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years. The Company has been assured by the vendor of its Enterprise Resource Planning System that the system is Year 2000 compliant. The Company began assessing Year 2000 issues and Year 2000 testing of its significant management information systems during fiscal 1998.

     The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. It is not anticipated that there will be a significant increase in costs as much of the Year 2000 activities will be a continuation of the on-going process to improve all the Company's systems. The Company has not estimated the total costs of Year 2000 compliance and related contingency planning as Year 2000 compliance assessments are still in process. However, the company does not anticipate that Year 2000 issues will result in material incremental costs to the Company. The Company plans to complete the Year 2000 project during fiscal 1999. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. Specific factors that might cause a material impact include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure by third parties to timely convert their systems, and similar uncertainties. The Company will be developing contingency plans as its Year 2000 evaluation progresses and the results of its testing are known.

Liquidity and Capital Resources

         At October 31, 1998, the Company had working capital of $36.0 million, including $20.0 million in cash, cash equivalents and short-term investments. Cash used by operating activities was $9.8 million for the three months ended October 31, 1998 and primarily results from the net operating loss incurred. Increases in inventories, prepaid expenses and decrease in accounts payable were partially offset by a decrease in accounts receivable. Cash used in operating activities was $3.1 million for the three months ended October 31, 1997 and primarily related to the decreases in accounts payable and accrued liabilities offset by a decrease in accounts receivable. The reduction in accrued liabilities included the payment of Merger and other-related expenses which were accrued at July 31, 1997.

     Net cash used in investing activities during the three months ended October 31, 1998 was $5.6 million and primarily resulted from an increase in net property and equipment of $3.5 million and an increase in capitalized software development costs. Cash generated by investing activities of $4.5 million for the three months ended October 31, 1997 resulted from net investing activity from short-term investments which generated cash of $6.8 million offset by capital expenditures of $3.0 million.

         Cash flows provided by financing activities during the three months ended October 31, 1998 were $5.4 million and resulted from $7.5 million being drawn on the Company's revolving line of credit offset by the repurchase of approximately 525,000 shares of its own stock for $2.3 million as part of its planned stock repurchase program. Cash flows provided by financing activities during the quarter ended October 31, 1997 were $0.04 million and related to sales of stock under the Company's employee stock plans.

     At October 31, 1998, the Company's principal source of liquidity was its cash, cash equivalents, short-term investments totaling $20.0 million and amounts available under its revolving line of credit with a banking syndicate. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from sales of products and services and its revolving lines of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

     As a result of the restructuring activities that are in process, the Company will generate a net loss for the second quarter of fiscal year 1999 which will likely exceed the maximum quarterly loss allowable by the terms of the Company's revolving line of credit agreement (Credit Agreement). The Company is currently negotiating with its lenders the execution of an amendment to the Credit Agreement to eliminate or modify the covenants such that the Company will be able to avoid noncompliance with the terms of the Credit Agreement.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         CLI, the Company's wholly owned subsidiary, is currently engaged in several legal proceedings relating to matters arising prior to the Merger. There can be no assurance that CLI's legal proceedings can be resolved favorably to CLI or VTEL. Such legal proceedings, if continued for an extended period of time, could have an adverse effect upon the Company's working capital and management's ability to concentrate on its business. The Company had recorded an estimate of the costs to defend and discharge the claims prior to the quarter ended October 31, 1998 and such contingent liabilities are reflected as accrued expenses at October 31, 1998. In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any. However, an unexpected outcome in any one or several such legal proceedings could have a material adverse effect on CLI and hence, VTEL.

         In June 1997, Keytech, S.A. ("Keytech") filed suit against CLI in the United States District Court in Tampa, Florida. Keytech was a distributor of satellite encoder and decoder products manufactured by a division of CLI which CLI sold in June 1996. Keytech has asserted that the equipment sold was defective and did not conform to contract specifications and express and implied warranties. Keytech has asserted damages in excess of $20 million based on its allegations of breach of contract, breach of warranties and fraud. CLI has filed an answer denying liability and has asserted cross-claims against Keytech for amounts due and unpaid for equipment sold by CLI to Keytech. Phillips and Platinum.

     Philips Electronics North America Corporation ("Philips") filed a lawsuit against Compression Laboratories, Incorporated ("CLI") on November 6, 1998, alleging damages owed by CLI to Philips based on a series of agreements between Philips and CLI purported to have been entered into for the purpose of jointly developing, manufacturing and marketing consumer premises equipment. Philips has alleged that CLI has breached its obligations to Philips under these purported agreements and has refused to pay Philips more than $4.4 million in development costs and other amounts alleged to be owed by CLI under the parties' agreements. Based on such allegations, Philips has asserted causes of action for breach of contract, breach of a covenant of good faith and fair dealing and a claim of unfair trade practices under the California Unfair Competition Act. Philips seeks an award of damages for CLI's alleged breach of the purported agreements, including general, consequential and incidental or special damages and other damages. Because the lawsuit was only recently filed, we are not able to comment on the anticipated ultimate outcome.

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                         None

                  (b) Reports on Form 8-K:

                         None





                                       ***

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VTEL CORPORATION



December 15, 1998          By:      /s/      Rodney S. Bond
                                   ---------------------------------------
                                             Rodney S. Bond
                                         Vice President-Finance
                                        (Chief Financial Officer
                                     and Principal Accounting Officer)