Form 10-Q
period 1999-01-31
VTEL CORP
filed 1999-03-22
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999


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

At March 9, 1999 the registrant had outstanding 24,264,537 shares of its Common Stock, $0.01 par value.


                                                 VTEL CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                       ------------------------------------
                            (Amounts in thousands, except share and per share amounts)




                                                                                     January 31,            July 31,
                                                                                        1999                  1998
                                                                                     -----------          -----------
                                                                                     (Unaudited)
ASSETS
Current assets:
      Cash and equivalents                                                             $   8,042            $  15,191
      Short-term investments                                                              15,483               14,484
      Accounts receivable, net of allowance for doubtful accounts of $1,032
         and $9,447 at January 31, 1999 and July 31, 1998                                 35,221               40,527
      Inventories                                                                         16,504               12,951
      Prepaid expenses and other current assets                                            2,739                2,533
                                                                                     -----------          -----------
         Total current assets                                                             77,989               85,686

Property and equipment, net                                                               30,835               28,106
Intangible assets, net                                                                    13,949               11,812
Other assets                                                                               7,481                3,635
                                                                                     -----------          -----------
                                                                                        $130,254             $129,289
                                                                                     ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                $   17,914            $  22,600
      Accrued merger and other expenses                                                    1,433                1,741
      Accrued compensation and benefits                                                    5,267                5,258
      Other accrued liabilities                                                            7,380                2,791
      Deferred revenue                                                                    11,940               11,793
                                                                                     -----------           ----------
         Total current liabilities                                                        43,934               44,183

Long-term liabilities:
      Borrowings under revolving line of credit                                           15,000                    -
      Other long-term obligations                                                          5,530                3,848
                                                                                     ------------          ----------
         Total long-term liabilities                                                      20,530                3,848
                                                                                     ------------          ----------

Commitments and contingencies                                                                  -                    -

Stockholders' equity:
      Common stock, $.01 par value; 40,000,000 authorized; 23,116,000 and 23,227,000 issued at January 31, 1999 and
         July 31, 1998                                                                       231                  232
      Additional paid-in capital                                                         257,223              256,594
      Treasury stock, at cost: 124,400 shares outstanding                                   (561)                   -
      Accumulated deficit                                                               (190,537)            (175,455)
      Accumulated other comprehensive loss                                                  (566)                (113)
                                                                                     ------------          -----------
         Total stockholders' equity                                                       65,790               81,258
                                                                                     ------------          -----------
                                                                                        $130,254             $129,289
                                                                                     ============          ===========


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




                                                               For the                                  For the
                                                          Three Months Ended                        Six Months Ended
                                                             January 31,                             January 31,
                                                  ----------------------------------- -----------------------------------------

                                                       1999                1998                1999                 1998
                                                  ----------------------------------- -----------------------------------------
Revenues:
      Products                                       $ 24,550            $ 32,091              $ 49,078           $  66,403
      Services and other                               13,085              10,661                25,492              20,578
                                                    ---------           ---------             ---------          ----------
                                                       37,635              42,752                74,570              86,981
                                                    ---------           ---------             ---------          ----------

Cost of sales:
      Products                                         13,206              15,429                25,433              33,207
      Services and other                                8,549               6,893                16,737              13,372
                                                    ---------           ---------             ---------           ---------
                                                       21,755              22,322                42,170              46,579
                                                    ---------           ---------             ---------           ---------
      Gross margin                                     15,880              20,430                32,400              40,402
                                                    ---------           ---------             ---------           ---------

Selling, general and administrative                    15,704              15,185                33,944              29,706
Research and development                                4,638               4,843                 9,874               9,969
Amortization of intangible assets                         259                 240                   511                 480
Restructuring expense                                   2,915                   -                 2,915                   -
                                                    ---------           ---------             ---------           ---------
      Total operating expenses                         23,516              20,268                47,244              40,155
                                                    ---------           ---------             ---------           ---------

      Income (loss) from operations                    (7,636)                162               (14,844)                247
                                                    ---------           ---------             ---------           ---------

Other income (expense):
      Interest income                                     248                 248                   536                 469
      Interest expense and other                         (251)               (137)                 (299)               (311)
                                                    ---------           ---------             ---------           ---------
                                                           (3)                111                   237                 158
                                                    ---------           ---------             ---------           ---------

Net income (loss) before provision for
      income taxes                                     (7,639)                273               (14,607)                405
Provision for income taxes                                  -                  (5)                    -                 (17)
                                                    ---------           ---------             ---------           ---------
      Net income (loss)                              $ (7,639)          $     268              $(14,607)          $     388
                                                    =========           =========             =========           =========

Basic and diluted income (loss) per
      share:                                         $  (0.33)          $    0.01              $  (0.63)          $    0.02
                                                    =========           =========             =========           =========

Weighted average shares outstanding:
      Basic                                            22,987              23,042                23,036              22,957
                                                    =========           =========             =========           =========
      Diluted                                          22,987              23,510                23,036              23,483
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


                                                 VTEL CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)




                                                                                                For the
                                                                                           Six Months Ended
                                                                                              January 31,
                                                                                -----------------------------------------

                                                                                      1999                  1998
                                                                                ---------------------- ------------------

Cash flows from operating activities:
      Net income (loss)                                                             $  (14,607)           $       388
      Adjustments to reconcile net income (loss) to net cash used in operations:
         Depreciation and amortization                                                   5,297                  4,175
         Provision for doubtful accounts                                                    60                    100
         Amortization of unearned compensation                                             120                     74
         Foreign currency translation loss                                                  19                     72
         Decrease in accounts receivable                                                 5,503                  5,853
         (Increase) decrease in inventories                                             (2,245)                 3,996
         Increase in prepaid expenses and other current assets                            (198)                  (126)
         Decrease in accounts payable                                                   (7,000)               (10,825)
         Increase (decrease) in accrued expenses                                         2,071                 (4,812)
         Increase in deferred revenues                                                     166                  1,488
                                                                                   --------------         --------------
             Net cash (used in) provided by operating activities                       (10,814)                   383
                                                                                   --------------         --------------

Cash flows from investing activities:
      Net short-term investment activity                                                  (999)                 6,581
      Net purchase of property and equipment                                            (4,655)                (5,919)
      Increase in capitalized software                                                  (2,993)                     -
      Increase in other assets                                                            (665)                  (404)
                                                                                   --------------         --------------
         Net cash (used in) provided by investing activities                            (9,312)                   258
                                                                                   --------------         --------------

Cash flows from financing activities:
      Borrowings under line of credit                                                   15,000                      -
      Payments on notes payable                                                           (367)                     -
      Net proceeds from issuance of stock                                                  216                    941
      Purchase of treasury stock                                                        (2,265)                     -
      Sale of treasury stock                                                               402                      -
                                                                                   --------------         --------------
         Net cash provided by financing activities                                      12,986                    941
                                                                                   --------------         --------------

Effect of translation exchange rates on cash                                                (9)                   (87)
                                                                                   --------------         --------------

Net (decrease) increase in cash and equivalents                                         (7,149)                 1,495

Cash and equivalents at beginning of period                                             15,191                  4,757
                                                                                   --------------         --------------
Cash and equivalents at end of period                                              $     8,042            $     6,656
                                                                                   ==============         ==============


                                    The accompanying  notes are an integral part
                               of   these   condensed   consolidated   financial
                               statements.

                                VTEL Corporation
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets, services and supports multimedia digital visual communications systems. The Company's systems integrate traditional video and audio conferencing with additional functions, including the sharing of PC-based software applications and the transmission of high-resolution images and facsimiles. Through the use of the Company's multimedia digital visual communications systems, users are able to replicate more closely the impact and effectiveness of face-to-face meetings, education and training classes and certain medical consultations.

The Company's systems are based on industry-standard, PC-compatible open hardware and software architecture. By leveraging this open architecture design, the Company is able to integrate PC-compatible hardware and software applications into the videoconference, allowing customers to custom configure their systems to meet their unique needs. The PC-based architecture also provides a natural pathway to connect the Company's digital visual communications systems onto local area networks (LANs) and wide area networks
(WANs) thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. Also complementing this open architecture is the Company's compliance with emerging data and telecommunications industry standards which permits customers to incorporate new functions through software upgrades, thereby lowering the cost of ownership by extending the useful life of the investment.

The Company primarily distributes its systems to domestic and international markets through third party resellers. The Company's headquarters and primary production facilities are located in Austin, Texas.

Note 1 - General and Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of January 31, 1999 and July 31, 1998, the results of the Company's operations for the three and six month period ended January 31, 1999 and 1998 and cash flows for the six month period ended January 31, 1999 and 1998. The results for interim periods are not necessarily indicative of results for a full fiscal year.

Note 2 - Restructuring Charge

In November 1998, the Company adopted a restructuring plan which resulted in the reduction of 100 employees (approximately 14%) of the Company. While terminations were effective immediately for most employees upon announcement in November 1998, all employees terminated in the restructuring had left the Company during the third fiscal quarter. The Company also made the decision to reduce operating costs by exiting other activities and reducing the related overhead costs. These activities include the closure or consolidation of certain field sales offices, its Sunnyvale, California spare parts depot and technical assistance center. The transition of the technical assistance center and the spare parts depot were completed during the third fiscal quarter. Efforts to sublease office space downsized in the restructure and the closure of the field sales offices should be completed by the end of the 1999 fiscal year. As a result of the restructuring, the Company recorded a restructuring charge of $2.9 million during the second fiscal quarter of 1999. These restructuring activities are intended to reduce overhead and therefore are expected to have little or no effect on future revenues. The following schedule summarizes the components of that charge, the amounts paid out during the three months ended January 31, 1999 and the remaining accrual recorded in accrued liabilities at January 31, 1999:

                                                                                   Balance Accrued
                                              Restructuring      Expenditures            at
                                                  Charge           Incurred       January 31, 1999

   Termination and severance benefits        $         1,756   $         1,190    $           566
   Facility  closure  and other  (primarily
   non-cancelable lease obligations)                   1,159               167                992
                                             ---------------   ---------------    ---------------
                                             $         2,915   $         1,357    $         1,558
                                             ===============   ===============    ===============


Note 3 - Inventories

Inventories consist of the following (amounts in thousands):

                                                    January 31,        July 31,
                                                       1999              1998

      Raw materials                                   $ 7,926          $ 5,938
      Work in process                                   2,149              517
      Finished goods                                    5,995            5,833
      Finished goods held for evaluation
        And rental and loan agreements                    434              663
                                                      -------          -------
                                                      $16,504          $12,951
                                                      =======          =======


Finished  goods  held  for  evaluation   consist  of  completed  digital  visual
communications systems used for demonstration and evaluation purposes, which are generally sold during the next 12 months.

Note 4 - Net Income (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents (if dilutive) outstanding for the period. Stock options are the only dilutive potential shares that the Company has outstanding for all periods presented. EPS data for prior periods presented in this report have been recalculated to reflect the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share".

The calculation of the number of weighted average shares outstanding for basic and dilutive earnings (loss) per share for each of the periods presented is as follows (amounts in thousands):

                                                         For the                    For the
                                                   Three Months Ended           Six Months Ended
                                                       January 31,                January 31,
                                                   1999          1998          1999          1998
Weighted average shares
   Outstanding - basic
                                                  22,987        23,042        23,036         22,957

Effect of dilutive securities:
 Stock options                                         -           468             -            526
      Dilutive potential common shares                 -           468             -            526
Weighted average shares
                                                  ------        ------        ------         ------
                                                  22,987        23,510        23,036         23,483
   Outstanding - diluted                          ======        ======        ======         ======
Antidilutive securities                            4,512         1,893         4,351          1,847
                                                  ======        ======        ======         ======


Note 5 - Comprehensive Income

During the first fiscal quarter of 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for reporting comprehensive income and its components. The Company's comprehensive income (loss) is comprised of net income
(loss), foreign currency translation and unearned compensation. Comprehensive loss for the three and six months ended January 31, 1999 was $7.9 million and $15.1 million, respectively, and comprehensive income for the three and six months ended January 31, 1998 was $0.2 million and $0.4 million, respectively, including the impact of other comprehensive loss.

Note 6 - Line of Credit

The Company has a $25 million line of credit facility in place with a banking syndicate. Amounts available under the line of credit are subject to limitations based on the collateral as specified in the agreement. At January 31, 1999, the Company had borrowed $15.0 million under its current line of credit and approximately $1.5 million additional funds were available to be drawn under the line of credit as of January 31, 1999. The Company is in the process of renegotiating the line of credit facility whereby a new lender may replace one of the current lenders in the banking syndicate.

Note 7- Acquisition

Subsequent to January 31, 1999 the Company completed the acquisition of substantially all of the assets of Vosaic LLP, an Internet video software and technology company on March 9, 1999 for approximately $3.3 million in cash, stock and warrants. The transaction will be accounted for as a purchase of assets. The acquisition involved the issuance of 1,149,000 shares (equivalent to approximately 5% of the outstanding shares of the Company's stock as of March 9,
1999). Of these shares, 200,000 are to be held in escrow pending the completion of certain obligations by Vosaic. The shares will be submitted for registration with the Securities Exchange Commission within 60 days. VTEL acquired the core team, originally from the University of Illinois, who pioneered the first multimedia Web Browser, and has refined scalable video delivery technologies to stream and store video information securely with high Quality of Service (QoS).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following review of the Company's financial position as of January 31, 1999 and 1998 and for the three months and six months ended January 31, 1999 and 1998 should be read in conjunction with the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 1998.

Results of Operations

The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:

                                                                   For the Three                For the Six
                                                                    Months Ended                Months Ended
                                                                    January 31,                 January 31,
                                                                 1999          1998          1999          1998

    Revenues                                                      100 %         100 %         100 %         100 %
    Gross margin                                                  42            48            43            46
    Selling, general and administrative                           41            36            46            34
    Research and development                                      12            11            13            11
    Restructuring expense                                          8                           4
    Total operating expenses                                      61            47            63            45
    Net income (loss)                                            (20)%           1 %         (20)%           - %

              Three and Six Months Ended January 31, 1999 and 1998

Revenues. Revenues for the quarter ended January 31, 1999 decreased to $37.6 million from $42.8 million in the quarter ended January 31, 1998, a decrease of $5.2 million or 12%. Revenues for the six months ended January 31, 1999 decreased to $74.6 million from $87.0 million for the six months ended January 31, 1998, a decrease of $12.4 million or 14%. The decrease in revenues for the three and six month periods ended January 31, 1999 is the result of a decrease in unit sales of the Company's large group digital visual communications systems, and lower average selling prices due to the shift in the product mix to products with lower average selling prices. The decline in revenues can also be attributed to delays or shifts in purchasing decisions of customers resulting from new product announcements by the Company and its competitors, shifts of capital spending by customers and customers increasingly delaying purchases of large group systems while they evaluate the impact of converting from videoconferencing systems which currently run on digital (ISDN) phone lines to systems which run on Internet Protocol (IP) networks.

International sales represented approximately 28% and 22% respectively, of product revenues for the three months and six months ended January 31, 1999 compared to 25% and 23% respectively, for the three months and six months ended January 31, 1998. The relative increase in international sales during the three months ended January 31, 1999 reflects additional sales from the Company's subsidiaries in Germany and France. These subsidiaries were acquired in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively. The Company includes in its calculations of international sales, sales to foreign end-users some of which are originated from the Company's domestic operations. The percentages of international sales to total revenue therefore, do not necessarily reflect the results of the Company's combined foreign subsidiaries.

The Company primarily sells its products through resellers. For the three months and six months ended January 31, 1999 reseller sales were 82% and 83% of product sales, respectively. For the three months and six months ended January 31, 1998 reseller sales were 75% and 76% respectively. All other sales in each period presented were made by the Company directly.

While the Company strives for revenue growth, there can be no assurance that revenue growth or profitability can be achieved. The Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of primarily distributing its products through resellers. Because expense levels are based on the Company's expectations of future revenues, the Company's expense base is relatively fixed in the short term. If revenue levels are below expectations as was the case for the three and six months ended January 31, 1999, operating results may be materially and adversely affected and net income is likely to be adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by the Company or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Gross margin.  Gross margin as a percentage  of total  revenues was 42% and 43%, respectively, for the three and six months ended January 31, 1999, a decrease from the gross margin as a percentage for revenues of 48% and 46%, respectively, for the three and six months ended January 31, 1998. The gross margin percentage for the three and six month periods ended January 31, 1999 were the result of the shift by the Company's customers to the purchase of lower margin product segments. Additionally, product margins were affected unfavorably by excess capacity in the Company's Austin-based manufacturing facility. During the comparable period of the three and six moths ended January 31, 1998, the Company was experiencing a period of higher margins as it completed its transition from lower margin legacy CLI systems to higher margin Enterprise Series Architecture(TM) (ESA) products.

While customers are delaying the purchase of higher cost large group systems, they are shifting to the purchase of lower cost small group systems in order to maintain their digital visual communications networks with only a moderate continued investment during the perceived industry transition, which the Company believes will be driven by the shift to digital visual communications systems which function within an IP network environment. As such, the Company anticipates that the gross margin percentage will decline as customers shift their purchases from higher margin large group systems to lower margin small group systems. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost during this time of industry uncertainty. This could significantly reduce future product average selling prices and subsequently even further reduce the gross margins generated from these sales. The Company's gross margin is subject to fluctuation based on pricing, production costs and sales mix.

Selling, general and administrative. Selling, general and administrative expenses increased by $0.5 million, or 3%, from $15.2 million for the quarter ended January 31, 1998 to $15.7 million for the quarter ended January 31, 1999. Selling, general and administrative expenses increased by $4.2 million, or 14%, from $29.7 million for the six months ended January 31, 1998 to $33.9 million for the six months ended January 31, 1999. Selling, general and administrative expenses as a percentage of revenues were 36% and 41% for the three months ended January 31, 1998 and 1999, respectively, and were 34% and 46% for the six months ended January 31, 1998 and 1999, respectively. The Company's expense levels are based, in part, on its expectations as to revenue levels. Because expense levels are based on the Company's expectations of future revenues, the Company's expense base is relatively fixed in the short term. As a result of the decline in revenues during the three month and six month periods ended January 31, 1999, the Company's selling, general and administrative expenses as a percentage of revenues increased significantly during the quarter ended January 31, 1999.

VTEL has taken steps to restructure the Company's operations to reduce operating expenses in an attempt to operate the Company profitably during the perceived industry transition period while continuing to strive to strengthen essential areas of the business such as new technology and product development and customer service and response (see "Restructuring Activities"). As such, the Company's selling, general and administrative expenses are expected to decrease in future periods.

Research and development. Research and development expenses decreased by $0.2 million, or 4%, from $4.8 million for the quarter ended January 31, 1998 to $4.6 million for the quarter ended January 31, 1999. Research and development expenses decreased by $0.1 million, or 1%, from $10.0 million for the six months ended January 31, 1998 to $9.9 million for the six months ended January 31, 1999. Research and development expenses as a percentage of revenues were 11% and 12% for the three months ended January 31, 1998 and 1999, respectively, and were 11% and 13%, respectively, for the six months ended January 31, 1998 and 1999. Capitalized software development costs totaled $1.7 million for the three months ended January 31, 1999 and $2.9 million for the six months ended January 31, 1999. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market.

Overall research and development expenditures (including capitalized costs) increased during the quarter ended January 31, 1999 in comparison with the quarter ended January 31, 1998 due to the development of an improved graphical user interface which is designed to be more intuitive and easy to use, and the activities related to the development of the Company's next generation digital visual communications platform which will be designed to function within an IP network environment. Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs.

Other income, net. Other income, net decreased by $114,000, or 103%, from $111,000 for the quarter ended January 31, 1998 to a net expense of $3,000 for the quarter ended January 31, 1999. Other income, net increased by $79,000, or 50%, from $158,000 for the six months ended January 31, 1998 to $237,000 for the six months ended January 31, 1999. The decrease in Other income, net during the three months ended January 31, 1999 compared with the three months ended January 31, 1998 is attributable to increase in interest expense related to borrowings under the Company's revolving line of credit. The increase in Other income, net during the six months ended January 31, 1999 compared with the six months ended January 31, 1998 is attributable to higher interest income earned on invested cash balances and changes in foreign currency exchange rates that were favorable to the Company

Net income (loss). The Company generated a net loss of $7.6 million, or $0.33 per share, during the quarter ended January 31, 1999 compared to net income of $0.3 million, or $0.01 per share, during the quarter ended January 31, 1998. The Company generated a net loss of $14.6 million, or $0.63 per share, during the six months ended January 31, 1999 compared to net income of $0.4 million, or $0.02 per share, during the six months ended January 31, 1998. The decline in sales of the Company's large group digital visual communications systems without a corresponding decline in the Company's operating expenses resulted in the significant loss during the three and six months ended January 31, 1999. The Company adopted a restructuring plan during the quarter ended January 31, 1999 and recorded a restructuring charge of $2.9 million (see "Restructuring Activities"). The Company's restructuring activities are intended to reduce operating expenses to a level such that the Company can generate net income at lower revenue levels. There can be no assurance that the restructuring activities will successfully lower operating expenses sufficiently to generate net income at lower revenue levels. If revenues decline by more than the Company expects, if the product mix shifts to lower margin products or if the Company was not able to reduce operating expenses sufficiently to generate profitable operations, the Company could incur further substantial losses in the future and may have to consider additional restructuring measures in future quarters which will have material adverse affect on the Company's financial position and results of operations.

Restructuring Activities

The Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of distributing its products through resellers. Because expense levels are based on the Company's expectations as to future revenues, the Company's expense base is relatively fixed in the short term. Revenues for the quarter ended October 31, 1998 were significantly below expectations; as a result, operating results were adversely affected and the Company generated a net loss of $7.6 million and $14.6 million during the three months and six months ended January 31, 1999. In November 1998, the Company adopted a
restructuring   plan  which   resulted  in  the   reduction  of  100   employees
(approximately 14%) of the Company. While terminations were effective immediately for most employees upon announcement in November 1998, all employees terminated in the restructuring had left the Company during the third fiscal quarter. The Company also made the decision to reduce operating costs by exiting other activities and reducing the related overhead costs. These activities include the closure or consolidation of certain field sales offices, its Sunnyvale, California spare parts depot and its Sunnyvale technical assistance center. The transition of the technical assistance center and the spare parts depot in Sunnyvale were completed during the third fiscal quarter. Efforts to sublease office space downsized in the restructure and the closure of the field sales offices should be completed by the end of the 1999 fiscal year. As a result of the restructuring, the Company recorded a restructuring charge during the second fiscal quarter of 1999 of $2.9 million. These restructuring activities are intended to reduce overhead and therefore are expected to have little or no effect on future revenues. The following schedule summarizes the components of that charge, the amounts paid out during the three months ended January 31, 1999 and the remaining accrual recorded in accrued liabilities at January 31, 1999:

                                                                                   Balance Accrued
                                              Restructuring      Expenditures            at
                                                  Charge           Incurred       January 31, 1999

   Termination and severance benefits           $   1,756         $   1,190           $     566
   Facility  closure  and other  (primarily
non-cancelable lease obligations)                   1,159               167                 992
                                                ---------         ---------           ---------
                                                $   2,915         $   1,357           $   1,558
                                                =========         =========           =========

There can be no assurance that the restructuring activities will reduce operating expenses sufficiently to maintain profitable operations at current or lower revenue levels. There can be no assurance that the Company will be able to maintain its current level of revenues or even a lower level of revenues due to declining average sales prices, delays or shifts in customer purchases or shifts in capital expenditures of the Company's customers. Due to all of the foregoing factors there can be no assurances that the Company can operate profitably on a quarterly or annual basis in the future. It is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Introduction of New Product Lines

The Company continually strives to introduce the latest technology in digital visual communications. During the three months ended January 31, 1999, the Company began shipping it's latest product featuring Intel's (TM) 400 MHz processor. The Company is currently working to complete a planned new product line featuring a graphical user interface that is more intuitive and easier to use. The new product line was planned for release during the third quarter of fiscal 1999. However, delays in the product development schedule have resulted in a planned release that is new scheduled during and calender year 1999. As with any anticipated new product transition, the Company's customers may delay their purchase decision of existing products in anticipation of the new product. In the event that the new product line is further delayed, the Company may experience additional quarterly results with reduced revenue levels.

Quarterly Revenue Cycle

Historically, a significant percentage of the Company's sales occur in the last few weeks of the quarter. By compressing most of its shipments into a short period of time at the end of each quarter, the Company will incur overtime costs, sharply increase its inventory levels in anticipation of this demand and deplete or exhaust its backlog of customer orders. The Company's sales cycle is difficult to predict and manage. It is possible that management's estimates of product demand will be inaccurate and as a result the Company could experience a rise in inventory levels and a decline in expected revenue levels in any given quarter.

Management's estimates of future product revenue are derived from its analysis of market conditions and reports from its sales force of customer leads and prospective interest. Backlog of customer product orders cannot be relied upon to forecast future revenue levels. Because of the short cycle time between customer order and shipment, it is also possible that unanticipated delays from the Company's vendors can disrupt shipments and adversely effect the results in a given quarter. This is especially an issue due to the Company's reliance on a limited number of highly specialized suppliers. The above factors represent uncertainties which can have a material adverse affect on the Company's financial position and results of operations if not managed properly.

Acquisition

Subsequent to January 31, 1999 the Company completed the acquisition of substantially all of the assets of Vosaic LLP, an Internet video software and technology company on March 9, 1999 for approximately $3.3 million in cash, stock and warrants. The transaction will be accounted for as a purchase of assets. The acquisition involved the issuance of 1,149,000 shares (equivalent to approximately 5% of the outstanding shares of the Company's stock as of March 9,
1999). Of these shares, 200,000 are to be held in escrow pending the completion of certain obligations by Vosaic. The shares will be submitted for registration with the Securities Exchange Commission within 60 days. VTEL acquired the core team, originally from the University of Illinois, who pioneered the first multimedia Web Browser, and has refined scalable video delivery technologies to stream and store video information securely with high Quality of Service (QoS).

Year 2000 Evaluation

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company believes that its products are Year 2000 compliant with minor exceptions due to the incorporation of third party software such as Microsoft Windows(TM) which is Year 2000 compliant with minor exceptions. While the Company is not currently aware of any Year 2000 compliance issues with its products, no assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years. The Company has been assured by the vendor of its Enterprise Resource Planning System that the system is Year 2000 compliant. The Company began assessing Year 2000 issues and Year 2000 testing of its significant management information systems during fiscal 1998.

The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. It is not anticipated that there will be a significant increase in costs as much of the Year 2000 activities will be a continuation of the on-going process to improve all of the Company's systems. The Company has not estimated the total costs of Year 2000 compliance and related contingency planning as Year 2000 compliance assessments are still in process. However, the company does not anticipate that Year 2000 issues will result in material incremental costs to the Company. The Company plans to complete the Year 2000 project during fiscal 1999. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. Specific factors that might cause a material impact include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure by third parties to timely convert their systems, and similar uncertainties. The Company will be developing contingency plans as its Year 2000 evaluation progresses and the results of its testing are known.

Liquidity and Capital Resources

At January 31, 1999, the Company had working capital of $34.1 million, including $23.5 million in cash, cash equivalents and short-term investments. Cash used by operating activities was $10.8 million for the six months ended January 31, 1999 and primarily resulted from the net operating loss incurred, increases in inventories and prepaid expenses and a decrease in accounts payable which were partially offset by a decrease in accounts receivable. During the three months ended January 31, 1999, the Company wrote off accounts receivable deemed to be uncollectable totaling $8.5 million. These receivables related to the Company's wholly owned subsidiary CLI and had been reserved for prior to July 31, 1998. Cash provided by operating activities was $0.38 million for the six months ended January 31, 1998 and primarily resulted from decreases in inventories and accounts receivable and an increase in deferred revenues, offset by a decrease in accounts payable and accrued liabilities. The reduction in accounts payable and accrued liabilities includes amounts for Merger and other expenses which were accrued at July 31, 1997.

Net cash used in investing activities during the six months ended January 31, 1999 was $9.3 million and primarily resulted from an increase in net property and equipment of $4.7 million and an increase in capitalized software development costs. Net cash provided by investing activities during the six months ended January 31, 1998 was $0.26 million and primarily resulted from cash generated by a reduction in short-term investments of $6.6 million offset by an increase in net property and equipment of $5.9 million.

Cash flows provided by financing activities during the six months ended January 31, 1999 were $13.0 million and resulted from $15.0 million being drawn on the Company's revolving line of credit. The Company repurchased approximately 525,000 shares of its own stock for $2.3 million as part of its planned stock repurchase program during the six months ended January 31, 1999. Cash flows provided by financing activities during the six months ended January 31, 1998 were $0.94 million and related to sales of stock under the Company's employee stock plans.

At January 31, 1999, the Company's principal source of liquidity was its cash, cash equivalents, short-term investments totaling $23.5 million and amounts available under its revolving line of credit with a banking syndicate. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from sales of products and services and its revolving lines of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

The Company has a $25 million line of credit facility in place with a banking syndicate. Amounts available under the line of credit are subject to limitations based on the collateral as specified in the agreement. At January 31, 1999, the Company had borrowed $15.0 million under its current line of credit and approximately $1.5 million additional funds were available to be drawn under the line of credit as of January 31, 1999. The Company is in the process of renegotiating the line of credit facility whereby a new lender may replace one of the current lenders in the banking syndicate.

See the discussion of "Legal Proceedings" under Part II Item 1. of this Form 10-Q filed on March 22, 1999.

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

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products and services, changes in competition, economic conditions, interest rates fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Compression  Laboratories,  Incorporated  ("CLI"),  a   Company's  wholly  owned
subsidiary, is currently engaged in several legal proceedings relating to matters arising prior to the Merger. There can be no assurance that CLI's legal proceedings can be resolved favorably to CLI or VTEL. Such legal proceedings, if continued for an extended period of time, could have an adverse effect upon the Company's working capital and management's ability to concentrate on its business. The Company had recorded an estimate of the costs to defend and discharge the claims during fiscal 1997 and such contingent liabilities are reflected as accrued merger and other expenses at January 31, 1999. In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any. However, an unexpected outcome in any one or several such legal proceedings could have a material adverse effect on CLI and hence, VTEL.

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

Philips Electronics North America Corporation ("Philips") filed a lawsuit against CLI on November 6, 1998, alleging damages owed by CLI to Philips based on a series of agreements between Philips and CLI purported to have been entered into for the purpose of jointly developing, manufacturing and marketing consumer premises equipment. Philips has alleged that CLI has breached its obligations to Philips under these purported agreements and has refused to pay Philips more than $4.4 million in development costs and other amounts alleged to be owed by CLI under the parties' agreements. CLI, in turn, alleges that Philips has breached certain of its terms and is due money for certain activities expended on behalf of the joint venture. Based on the allegations, Philips has asserted causes of action for breach of contract, breach of covenant of good faith and fair dealing and a claim of unfair trade practices under the California Unfair Competition Act. Philips seeks awards and damages for CLI's alleged breach of the purported agreements, including general, consequential and incidental or special damages and other damages. Following service of the lawsuit CLI and Philips have engaged in settlement discussions and have agreed to defer CLI's answer date to the lawsuit pending completion of these settlement discussions. The parties to the suit have agreed to mediation discussion before an impartial mediator in a non-binding hearing that is scheduled for late March 1999. There can be no assurance that the outcome of the settlement discussions between the Company and Philips will result in an agreement between the parties.

During March 1999, a lawsuit previously filed against the Company by Polycom, Inc. was dismissed by the Superior Court of California in Santa Clara County. Polycom's lawsuit was filed in response to the Company's $100 million lawsuit against ViaVideo Communications, Inc., and Polycom. In its lawsuit filed in the State District Court in Austin, Texas, the Company alleges that ViaVideo and five of its founders breached contracts with VTEL and violated various duties to VTEL when they secretly set up a separate competing video conferencing product, using confidential, propriety information and trade secrets of VTEL. Polycom, which subsequently acquired ViaVideo, responded by filing suit in California, seeking to have VTEL's claims adjudicated and dismissed. Polycom's lawsuit in California has now been dismissed. The Company's $100 million suit against Polycom and the other Defendants continues in Texas. Discovery is in process and a trial date is expected to be set some time in the fourth quarter of calendar 1999.

Item 4. Submission of Matters to a Vote of Security Holders

On December 17, 1998, an annual meeting of the stockholders was held whereby shareholders voted on the following proposals:

1. Proposal for the election of seven directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders voted to approve the proposal by the following vote:

               Nominee                        For                      Withheld                Broker Non-votes
     F.H. (Dick) Moeller                  19,831,366                  1,693,403                       -
     Jerry S. Benson, Jr.                 19,824,263                  1,700,506                       -
     Eric L. Jones                        19,831,777                  1,692,992                       -
     Gordon H. Matthews                   19,826,429                  1,698,340                       -
     Max D. Hopper                        19,826,742                  1,698,027                       -
     T. Gary Trimm                        19,826,429                  1,698,340                       -
     Richard Snyder                       19,826,751                  1,698,018                       -

2. Proposal to approve the Company's 1998 Restricted Stock Plan (the "1998 Plan") which authorizes up to 1,000,000 shares of the Company's Common Stock to be available to afford the Company with another means to provide key employees of the Company with a propriety interest in the Company. Details of this plan are incorporated by reference to the Company's proxy statement of December 17, 1998.


                 For                        Against                    Abstain                 Broker Non-votes
              17,575,924                   3,829,311                   119,535                        -

3. Proposal to ratify the Board of Directors' appointment of Pricewaterhouse Coopers LLP, independent accountants, as the Company's independent auditors for the year ending July 31, 1999. The stockholders voted to approve the proposal by the following vote:


                 For                        Against                    Abstain                 Broker Non-votes
              21,215,120                    257,886                     51,763                        -


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


                                       VTEL CORPORATION



March 22, 1999                         By:      /s/Rodney S. Bond
                                               ---------------------------------
                                                         Rodney S. Bond
                                                     Vice President-Finance
                                                    (Chief Financial Officer
                                               and Principal Accounting Officer)