Form 10-K/A
period 1998-07-31
VTEL CORP
filed 1999-05-04
CIK 884144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
(MARK ONE)
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

VTEL Corporation, a Delaware corporation (the "Company"), hereby amends, as set forth herein, the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 26, 1998.

     The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company's Annual Report on Form 10-K.

     The Company hereby amends and restates in its entirety item 7 and the Consolidated Financial Statements of the Company's Annual Report on Form 10-K.

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

         International sales as a percentage of total consolidated product revenues were 23%, 26% and 24% for the years ended December 31, 1995 and July 31, 1997 and 1998 and were 22% and 21% for the seven months ended July 31, 1995 and 1996. These revenue percentages represent export sales from the Company's domestic operations, as well as sales from its Foreign subsidiaries. While the Company has been able to penetrate foreign markets such as Europe, China, the Far East and Latin America, the decline in international revenue as a percentage of total revenue during fiscal 1998 is the result of the economic downturn ongoing in the Far East.

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

         Selling, general and administrative expenses as a percentage of revenue increased from the year ended July 31, 1997 to the year ended July 31, 1998 despite a decline in revenues during these periods. The proportionate increase was due to investments made by the

Company during the year ended July 31, 1998 related to marketing and branding campaigns which were designed to provide brand awareness for VTEL's products and to establish VTEL as an industry leader in digital visual communications. Additionally, Merger transition issues related to the combination of the sales forces of VTEL and CLI contributed to an increase in selling, general and administrative expenses without a proportionate increase in revenues. The Company has completed all Merger transition activities and its sales force is operating effectively as a single organization. Therefore, the Company expects to be able to generate higher revenue productivity in the future from the combined sales force.

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

Merger and other expense

         Merger and other expense decreased from $29.4 million in fiscal 1997 to a $1.5 million credit to income in fiscal 1998. Merger and other expenses of $29.4 million recorded during fiscal 1997 consisted of transaction expenses of $5.7 million and restructuring and other expenses of $23.7 million. See Note 1 to the Consolidated Financial Statements.

         In connection with the Merger, the Company made the decision to discontinue the CLI productline and made the transition to a single product platform, VTEL's Enterprise Series Architecture (ESA) platform. The Company also made the decision to reduce duplicate operating functions, which resulted in a reduction in the workforce of CLI. The merger transition plan also resulted in a charge in fiscal 1997 for the obsolescence of all the remaining CLI inventory related to the discontinued products ($3.5 million) and the impairment of excess and unproductive assets ($9.0 million). Asset impairment was determined by estimating the lower of the asset's carrying amount or fair value less cost to sell.

         Management determined that, based on unanticipated favorable events that occurred during fiscal 1998, including resolution of certain litigation and other matters, a reversal of certain accruals totaling $2.6 million should be recorded in fiscal 1998. Separately, a charge of $1.0 million was recorded to reflect the final write-off and disposal costs of remaining discontinued CLI inventory, which had previously been held for sale.

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

Discontinued operations

         In November 1995, the Company's wholly-owned subsidiary, CLI, adopted a plan to discontinue operations of its broadcast products division and focus its efforts and resources in developing and marketing videoconferencing products. CLI subsequently developed a restructuring plan for its videoconferencing products division which resulted in adjustments that were recorded during the year ended December 31, 1995 related to the carrying amounts of certain assets, primarily inventories, capitalized software development costs and accounts receivable. During the seven months ended July 31, 1996, CLI also reduced its workforce and identified a number of offices that would be closed as management of CLI determined that these offices would not produce future economic benefit. Severance and office closure expenses totaling approximately $1.7 million associated with these actions are reflected in the result of operations for the seven months ended July 31, 1996. All employees were terminated, office closures were effected and amounts paid prior to the Merger of VTEL & CLI.

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

Legal Matters

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

         In a complaint filed on December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation ("Datapoint") alleged that CLI had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint sought a judgement of infringement, monetary damages, injunctive relief and attorneys' fees. CLI responded to the complaint by denying the material allegations of the complaint and asserting affirmative defenses. In July 1998, the United States District Court dismissed the civil action filed by Datapoint.

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

         In March 1998, the Accounting Standards Executive Committee of the American institute of Certified Public Accountants, issued Statement of Position 98-1 (SoP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. In consideration of the Company's implementation of the Oracle Enterprise Resource Planning Software System, the Company's Management resource planning, transaction processing and financial accounting system, the Company early adopted SoP 98-1 during fiscal 1998. In accordance with SoP 98-1, the Company capitalized $0.8 million of internal costs associated with the implementation of the Oracle Enterprise Resource Planning Software System during the year ended July 31, 1998. The system was placed into operation on August 1, 1998 and will be amortized over 5 years.






                                      * * *

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants                                                   14

Independent Auditors' Report                                                        15

Financial Statements:

      Consolidated Balance Sheet as of July 31, 1997 and 1998                       16

      Consolidated Statement of Operations for the year ended December 31, 1995, the seven months ended July 31, 1995 (unaudited) and 1996, and the
           years ended July 31, 1997 and 1998                                       17

      Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 1995, the seven months ended July 31, 1996 and the
           years ended July 31, 1997 and 1998                                       18

      Consolidated Statement of Cash Flows for the year ended December 31, 1995, the seven months ended July 31, 1995 (unaudited) and 1996, and the
           years ended July 31, 1997 and 1998                                       19

      Notes to Consolidated Financial Statements                                    20


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

KPMG LLP

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
                                        ==========

         In connection with the Merger in 1997, the Company made the decision to discontinue the CLI product-line and made the transition to a single product platform, VTEL's Enterprise Series Architecture (ESA) platform. The Company also made the decision to reduce duplicate operating functions, which resulted in a reduction in the workforce of CLI. These activities resulted in the obsolescence of all of the remaining CLI inventory related to the discontinued products and the impairment of excess and unproductive assets resulting from the merger transition plan. Asset impairment was determined by estimating the lower of the assets's carrying amount or fair value less cost to sell.

         The restructuring activities related to the Merger involved the involuntary termination of approximately 150 employees over the period from May 23, 1997 (the date of the Merger) to November 30, 1997. The Company expects to pay the remaining severance and termination benefit liabilities by October 31, 1999.

         The major components of the asset impairment recorded at July 31, 1997 are as follows:

Write-down of recorded value of discontinued CLI
inventory due to discontinuance of the CLI product line          $   3,500

Write-off of capitalized software development cost due
to discontinuance of the CLI product line                            3,200

Write-off of purchased software deemed redundant as a
result of the Merger                                                 1,300

Write-off of unproductive CLI assets (primarily furniture,
fixtures, equipment and leasehold improvements) due to
workforce reduction subsequent to the Merger                         2,800

Reserve for uncollectible receivables related to sales of
products which were subsequently discontinued and no
longer supported                                                     1,669
                                                                 ---------
Total                                                            $  12,469
                                                                 =========

         Other restructuring charges of $2.5 million include $1.6 million related to the cancellation of purchase commitments that had no future economic benefit to the discontinued CLI product-line and costs associated with the closure of redundant facilities.

         Changes to accrued merger and other and the reserve for asset impairments during the year ended July 31, 1998 were as follows:

                                                                    ADDITIONAL
                                          BALANCE                     CHARGES
                                            AT          PAID IN      IDENTIFIED    DISPOSALS       REVERSED IN      BALANCE AT
                                          JULY 31,      FISCAL       IN FISCAL     IN FISCAL          FISCAL          JULY 31,
                                           1997          1998           1998         1998              1998             1998
                                         ---------     ---------    -----------   -----------      -----------      ----------
ASSET IMPAIRMENTS                        $   5,617     $      --     $   1,000(1)  $  (6,235)       $      --        $     382
                                         =========     =========     =========     =========        =========        =========
ACCRUED MERGER AND OTHER
   EXPENSES:
   Reserve for contingent liabilities    $   5,162     $  (1,056)    $             $      --        $  (2,622)(2)    $   1,484
   Severance and termination
     Benefits                                2,414        (2,243)           86            --               --              257
   Other                                     2,128        (2,128)           --            --               --               --
                                         ---------     ---------     ---------     ---------        ---------        ---------
                                         $   9,704     $  (5,427)    $      86     $      --        $  (2,622)       $   1,741
                                         =========     =========     =========     =========        =========        =========

     (1) Represents an expense of $1.0 million for the final write-off and disposal costs of remaining unsold CLI inventory which was discontinued, and previously had been held for sale.

     (2) Based on favorable events which occurred during fiscal 1998, including the resolution of certain litigation and other matters, the Company recorded a credit to income of $2.6 million related to the reversal of certain accruals.

     Contingent liabilities of $5.2 million accrued at July 31, 1997 reflect amounts accrued for the discharge of pending and threatened litigation against the Company's wholly-owned subsidiary, CLI, and amounts accrued to discharge known and probable vendor disputes related to CLI. These amounts include management's estimate of the probable costs expected to be incurred to settle, discharge or litigate the matters. In 1998, payments were made to discharge substantially all of the vendor disputes and to resolve certain lawsuits pending against CLI. The remaining accrual at July 31, 1998 primarily represents amounts that are expected to be incurred by the Company to bring all pending litigation and disputes to a final discharge subsequent to July 31, 1998.

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

         Property and Equipment

         Property and equipment is recorded at cost. Internal support equipment is used internally for purposes such as Company meetings, testing, troubleshooting customers problems, and engineering, and is recorded at manufactured cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years, or over the lease term or life of the improvement of the respective assets, as applicable. Repair and maintenance costs are expensed as incurred.

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

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)
--------------------------------------------------------------------------------

         In March 1998, the Accounting Standards Executive Committee of the American institute of Certified Public Accountants, issued Statement of Position 98-1 (SoP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. In consideration of the Company's implementation of the Oracle Enterprise Resource Planning Software System, the Company's management resource planning, transaction processing and financial accounting system, the Company early adopted SoP 98-1 during fiscal 1998. In accordance with SoP 98-1, the Company capitalized $808 of internal costs associated with the implementation of the Oracle Enterprise Resource Planning Software System during the year ended July 31, 1998. The system was placed into operation on August 1, 1998 and will be amortized over 5 years.

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

5.       PROPERTY AND EQUIPMENT

         Property and equipment and related depreciable life is composed of the following:

                                             JULY 31,
                                        1997          1998
Furniture, machinery and equipment,
 2-10 years                           $  28,803     $  30,045
Internal support equipment,
 2-4 years                               10,991        12,513
Customer service assets,
 4-6 years                               11,752        15,263
Leasehold improvements, lease term
 or life of the improvement.              2,872         6,686
                                      ---------     ---------
                                         54,418        64,507
Less accumulated depreciation           (32,758)      (36,401)
                                      ---------     ---------
                                      $  21,660     $  28,106
                                      =========     =========

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

12.      GEOGRAPHIC INFORMATION

         The Company operates in one industry. Transfers between geographic areas are recorded at cost plus a markup. The United Kingdom and China represent the Company's two largest Foreign markets, and in total represented 9% of revenues. Information about the Company's operations in different geographic areas is as follows:

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

           Signature                                         Title                          Date
           ---------                                         -----                          ----
/s/       Jerry S. Benson, Jr.           Chief Executive Officer, President and           May 3, 1999
--------------------------------------   Director (Principal Executive Officer)    --------------------------
          Jerry S. Benson, Jr.

/s/          Rodney S. Bond              Chief Financial Officer,                         May 3, 1999
--------------------------------------   Vice President- Finance,                  --------------------------
             Rodney S. Bond              Treasurer and Secretary
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)

/s/             Eric L. Jones            Director                                         May 3, 1999
--------------------------------------                                             --------------------------
                Eric L. Jones

/s/             Max Hopper               Director                                         May 3, 1999
--------------------------------------                                             --------------------------
                Max Hopper

/s/         Gordon Matthews              Director                                         May 3, 1999
--------------------------------------                                             --------------------------
            Gordon Matthews

/s/        F.H. (Dick) Moeller           Chairman of the Board                            May 3, 1999
--------------------------------------                                             --------------------------
           F.H. (Dick) Moeller

/s/         Dick  Snyder                 Director                                         May 3, 1999
--------------------------------------                                             --------------------------
            Dick  Snyder

/s/           T. Gary Trimm              Director                                         May 3, 1999
--------------------------------------                                             --------------------------
              T. Gary Trimm

                               Index to Exhibits

Exhibit
Number                   Description
-------                  -----------
23.1                     Consent of PricewaterhouseCoopers LLP.
23.2                     Consent of KPMG LLP.