Form 10-Q
period 1999-04-30
VTEL CORP
filed 1999-06-14
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999


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

At June 2, 1999 the registrant had outstanding 24,368,290 shares of its Common Stock, $0.01 par value.


                                            VTEL CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                       ------------------------------------
                            (Amounts in thousands, except share and per share amounts)
                                                                       April 30,                 July 31,
                                                                       1999                      1998
                                                                       (Unaudited)
ASSETS
Current assets:
         Cash and equivalents                                           $   7,812               $  15,191
         Short-term investments                                             7,972                  14,484
         Accounts receivable, net of allowance for doubtful
           accounts of $1,199 and $9,447 at
           April 30, 1999 and July 31, 1998                                34,181                  40,527
         Inventories                                                       16,519                  12,951
         Prepaid expenses and other current assets                          2,554                   2,533
                                                                        ---------               ---------
                  Total current assets                                     69,038                  85,686

Property and equipment, net                                                30,985                  28,106
Intangible assets, net                                                     16,191                  11,812
Other assets                                                                9,031                   3,685
                                                                        ---------               ---------
                                                                        $ 125,245               $ 129,289
                                                                        =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                               $  15,766               $  22,600
         Accrued merger and other expenses                                  1,243                   1,741
         Accrued compensation and benefits                                  4,739                   5,258
         Other accrued liabilities                                          6,215                   2,791
         Deferred revenue                                                  11,785                  11,793
                                                                        ---------               ---------
                  Total current liabilities                                39,748                  44,183

Long-term liabililities:
         Borrowings under revolving line of credit                         11,200                       -
         Other long-term obligations                                        5,418                   3,848
                                                                        ---------               ---------
                  Total long-term liabilities                              16,618                   3,848
                                                                        ---------               ---------

Commitments and contingencies                                                   -                       -
Stockholders' equity:
         Common stock,  $.01 par value;  40,000,000  authorized;
           24,354,000 and 23,227,000 issued at April 30, 1999
           and July 31, 1998                                                  243                     232
         Additional paid-in capital                                       259,713                 256,594
         Treasury stock, at cost: 34,700 shares outstanding                  (123)                      -
         Accumulated deficit                                             (190,323)               (175,455)
         Accumulated other comprehensive loss                                (631)                   (113)
                  Total stockholders' equity                               68,879                  81,258
                                                                        ---------               ---------
                                                                        $ 125,245               $ 129,289
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



                                                                     For the                                  For the
                                                               Three Months Ended                        Nine Months Ended
                                                                    April 30,                                April 30,
                                                           1999                  1998                1999                1998

Revenues:
         Products                                  $           22,658    $           32,887    $        71,736    $         99,290
         Services and other                                    13,999                12,113             39,491              32,691
                                                      ---------------      ----------------      -------------      --------------
            Total revenues                                     36,657                45,000            111,227             131,981
                                                      ---------------      ----------------      -------------      --------------

Cost of sales:
         Products                                               9,882                15,969             35,315              49,176
         Services and other                                     8,232                 7,944             24,969              21,316
                                                      ---------------      ----------------      -------------      --------------
            Total cost of sales                                18,114                23,913             60,284              70,492
                                                      ---------------      ----------------      -------------      --------------

         Gross margin                                          18,543                21,087             50,943              61,489
                                                      ---------------      ----------------      -------------      --------------

Operating expenses:
         Selling, general and administrative                   13,141                16,525             47,084              46,231
         Research and development                               4,427                 4,786             14,301              14,755
         Amortization of intangible assets                        379                   240                890                 720
         Restructuring expense                                    203                    --              3,118                  --
                                                      ---------------      ----------------      -------------      --------------
            Total operating expenses                           18,150                21,551             65,393              61,706
                                                      ---------------      ----------------      -------------      --------------

         Income (loss) from operations                            393                  (464)           (14,450)               (217)
                                                      ---------------      ----------------      -------------      --------------

Other Income (expense):
         Interest income                                          165                   247                701                 716
         Interest expenses and other                             (193)                1,217               (492)                906
                                                      ---------------      ----------------      -------------      --------------
                                                                  (28)                1,464                209               1,622
                                                      ---------------      ----------------      -------------      --------------

Net income (loss) before provision
         for income taxes                                         365                 1,000            (14,241)              1,405


Provision for income taxes                                         --                   (20)                --                 (37)
                                                      ---------------      ----------------      -------------      --------------
         Net income (loss)                         $              365    $              980    $       (14,241)   $          1,368
                                                      ===============      ================      =============      ==============


Basic and diluted income (loss) per share:         $             0.02    $             0.04    $         (0.61)   $           0.06
                                                      ===============      ================      =============      ==============

Weighted average shares outstanding:
         Basic                                                 23,734                23,130             23,264              23,013
                                                      ===============      ================      =============      ==============
         Diluted                                               24,065                23,400             23,264              23,477
                                                      ===============      ================      =============      ==============




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


                                                 VTEL CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ----------------------------------------------
                                                    (Unaudited)
                                              (Dollars in thousands)



                                                                                                          For the
                                                                                                     Nine Months Ended
                                                                                                         April 30,
                                                                                              1999                    1998
Cash flows from operating activities
     Net income (loss)                                                                     $    (14,241)          $   1,368
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
          Depreciation and amortization                                                           7,932               6,601
          Provision for doubtful accounts                                                           233                  44
          Amortization of unearned compensation                                                     242                  49
          Foreign currency translation loss                                                          68                  87
          Decrease in accounts receivable                                                         6,520               3,039
          (Increase) decrease in inventories                                                     (2,260)              6,568
          (Increase) decrease in prepaid expenses and other current assets                          (13)                461
          Decrease in accounts payable                                                           (8,259)             (7,539)
          Increase (decrease) in accrued expenses                                                  (916)             (5,779)
          Increase in deferred revenues                                                             240               1,544
                                                                                          -------------       -------------
               Net cash (used in) provided by operating activities                              (10,454)              6,443
                                                                                          -------------       -------------

Cash flows from investing activities:
     Net short-term investments activity                                                          6,512               6,012
     Net purchase of property and equipment                                                      (7,060)             (9,617)
     Increase in capitalized software                                                            (4,677)                 --
     Acquisition                                                                                   (230)                 --
     Increase in other assets                                                                      (465)               (191)
                                                                                          -------------       -------------
                   Net cash used in investing activities                                         (5,920)             (3,796)
                                                                                          -------------       -------------

Cash flows from financing activities:
     Borrowings under line of credit                                                             11,200
     Payments on notes payable                                                                     (602)
     Net proceeds from issuance of stock                                                            220               1,165
     Purchase of treasury stock                                                                  (2,265)                 --
     Sale of treasury stock                                                                         688                  --
                                                                                          -------------       -------------
              Net cash provided by financing activities                                           9,241               1,165
                                                                                          -------------       -------------

Effect of translation exchange rates on cash                                                       (246)               (122)
                                                                                          -------------       -------------

Net (decrease) increase in cash and equivalents                                                  (7,379)              3,690

Cash and equivalents at beginning of period                                                      15,191               4,757
                                                                                          -------------       -------------
Cash and equivalents at end of period                                                      $      7,812           $   8,447
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

Note 1 - General and Basis of Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the
Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of April 30, 1999 and July 31, 1998, the results of the Company's operations for the three and nine month periods ended April 30, 1999 and 1998 and cash flows for the nine month periods ended April
30, 1999 and 1998. The results for interim periods are not necessarily indicative of results for a full fiscal year.

Note 2- Acquisition

     On March 9, 1999, the Company completed the acquisition of substantially all of the assets of Vosaic LLP, an Internet video software and technology company, for $3.2 million in cash, stock and warrants. The transaction has been accounted for as a purchase of assets. The acquisition involved the issuance of 1,149,000 shares (equivalent to approximately 5% of the outstanding shares of the Company's stock as of March 9, 1999). The common shares have been registered with the Securities Exchange Commission as of May 14, 1999. Of these shares, 200,000 are to be held in escrow and additionally, 225,000 warrants remain unearned pending the completion of certain obligations by Vosaic. VTEL acquired the core team, originally associated with the University of Illinois, who has developed scalable video delivery technologies to stream and store video information securely with high quality of service. On June 8, 1999, the Company announced the availability of, TurboCast (TM), a video streaming product that utilizes the core technology acquired from Vosaic. As part of the purchase price allocation associated with Vosaic, the Company recorded a charge to research and development expense of $474,000 during the third fiscal quarter of 1999.

Note 3 - Restructuring Charge

     The Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of distributing its products through resellers. Because expense levels are based on the Company's expectations as to future revenues, the Company's expense base is relatively fixed in the short term. Revenues in the first quarter of 1999 fell significantly below management's estimates and resulted in significant losses. Subsequently, management estimates were revised and appropriate actions were taken as discussed in the following paragraphs.

     In November 1998, management adopted a restructuring plan that is intended to match the size and complexity of the organization with the planned path of the Company. The plan included the involuntary reduction of 100 employees (approximately 14%) in November 1998. In April 1999, the Company terminated an additional 38 employees. Terminations were generally made in all departments, including manufacturing, sales, development, management and accounting, and were effective immediately for most employees upon announcement. The Company also made the decision to reduce operating costs by exiting other activities and reducing related overhead costs. These activities included the closure of certain field sales offices and its Sunnyvale, California spare parts depot.

     As a result of the restructuring, the Company recorded a charge of $2.9 million during the quarter ended January 31, 1999 and an additional charge of $0.2 million in the quarter ended April 30, 1999. As of June 14, 1999, substantially all of the termination and severance benefits had been paid. The transition of the spare parts depot in Sunnyvale was completed during the quarter ended April 30, 1999. Substantially all of the Company's unoccupied space at its facilities at 110 Wild Basin in Austin was subleased during the three months ended April 30, 1999. The Company has not sublet its unoccupied space in Sunnyvale. The Company expects to incur the balance of the accrued facility closure costs (primarily non-cancelable lease obligations) on its Sunnyvale facility by October 31, 1999.

     The following schedule summarizes the components and activities of the restructuring plan for the nine months ended April 30, 1999:


                                                                                                     Balance
                                             Restructuring              Expenditures               Accrued at
                                               Charge                    Incurred               April 30, 1999
Termination and
     severance benefits                        $ 2,349                   $ 2,209                      $ 140
Facility closure and other
     (primarily non-cancelable
     lease obligations)                            769                       429                        340
                                               -------                   -------                      -----
                                               $ 3,118                   $ 2,638                      $ 480
                                               =======                   =======                      =====


Note 4 - Inventories

         Inventories consisted of the following (amounts in thousands):


                                                        April 30,                         July 31,
                                                          1999                              1998

            Raw materials                               $ 7,359                          $ 5,938
            Work in process                               1,866                              517
            Finished goods                                6,904                            5,833
            Finished goods held for evaluation

              and rental and loan agreements                390                              663
                                                        -------                          -------
                                                        $16,519                          $12,951
                                                        =======                          =======

         Finished goods held for evaluation consist of completed digital visual communications systems used for demonstration and evaluation purposes, which are generally sold during the next 12 months.

Note 5 - Net Income (Loss) Per Share

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

         The calculation of the number of weighted average shares outstanding for basic and dilutive earnings (loss) per share for each of the periods presented is as follows (amounts in thousands):


                                                           For the Three                         For the
                                                           Months Ended                    Nine Months Ended
                                                            April 30,                          April 30,
                                                     1999             1998              1999              1998
Weighted average shares    Outstanding
- basic                                             23,734           23,130            23,264            23,013
                                                    ------           ------            ------            ------
Effect of dilutive securities:
   Stock options                                       299              270                 -               464
   Stock warrants                                       32                -                 -                 -
                                                    ------           ------            ------            ------
   Dilutive potential common shares                    331              270                 -               464
                                                    ------           ------            ------            ------
   Weighted average shares
       Outstanding - diluted                        24,065           23,400            23,264            23,477
                                                    ======           ======            ======            ======
   Antidilutive securities                           3,721            2,141             4,657             1,866
                                                    ======           ======            ======            ======


Note 6 - Comprehensive Income

         During the first fiscal quarter of 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for reporting comprehensive income and its components. The Company's comprehensive income (loss) is comprised of net income (loss), foreign currency translation and unearned compensation. Comprehensive income (loss) for the three and nine months ended April 30, 1999 was $.03 million and ($14.8 million), respectively, and comprehensive income for the three and nine months ended April 30, 1998 was $0.9 million and $1.4 million, respectively, including the impact of other comprehensive gain or loss.

Note 7 - Line of Credit

         On May 9, 1999 the Company renegotiated its line of credit facility whereby a new lender replaced one of the previous lenders in the banking syndicate. Under the amended and restated loan and security agreement, the Company has a $20 million line of credit facility in place with a banking syndicate. Amounts available under the line of credit are subject to limitations based on the collateral as specified in the agreement. At April 30, 1999, the Company had borrowed $11.2 million under its line of credit and an additional amount of approximately $5.4 million was available to be drawn under the line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following review of the Company's financial position as of April 30, 1999 and 1998 and for the three months and nine months ended April 30, 1999 and 1998 should be read in conjunction with the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 1998.

Results of Operations

         The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statement of Operations:


                                                                     For the Three                   For the Nine
                                                                     Months Ended                     Months Ended
                                                                      April 30,                         April 30,

                                                                 1999           1998              1999             1998
Revenues                                                         100%           100%              100%             100%
Gross margin                                                      51             47                46               47
Selling, general and administrative                               36             37                42               35
Research and development                                          12             11                13               11
Restructuring expense                                              1              -                 3                -
Total operating expenses                                          50             48                59               47
Income (loss) from operations                                      1             (1)              (13)             (.1)
Net income (loss)                                                  1%             2%              (13)%              1%

Three and Nine Months Ended April 30, 1999 and 1998

         Revenues. Revenues for the quarter ended April 30, 1999 decreased to $36.7 million from $45.0 million in the quarter ended April 30, 1998, a decrease of $8.3 million or 19%. Revenues for the nine months ended April 30, 1999 decreased to $111.2 million from $132.0 million for the nine months ended April 30, 1998, a decrease of $20.8 million or 16%. The primary reason for the decrease in revenues for the three and nine month periods ended April 30, 1999 was the result of a decrease in unit sales of the Company's large group digital visual communications systems, and to a lessor extent lower average selling prices due to the shift in the product mix to products with lower average selling prices. The decline in revenues also appears to be attributed to delays or shifts in purchasing decisions of customers resulting from new product announcements by the Company and its competitors, shifts of capital spending by customers and customers increasingly delaying purchases of large group systems while they evaluate the impact of converting from videoconferencing systems which currently run on digital (ISDN) type phone lines to systems which run on Internet Protocol (IP) packet based networks.

         International sales represented approximately 23% , of product revenues for both the three months and nine months ended April 30, 1999 compared to 18% and 20% respectively, for the three months and nine months ended April 30, 1998. The relative increase in international sales during the three and nine months ended April 30, 1999 reflects additional sales from the Company's subsidiaries in Germany and France. These subsidiaries were acquired in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively. The Company includes in its calculations of international sales, sales to foreign end-users, some of which are originated from the Company's domestic operations. The percentages of international sales to total revenue; therefore, do not necessarily reflect the results of the Company's combined foreign subsidiaries.

         The Company primarily sells its products through resellers. For the three months and nine months ended April 30, 1999 reseller sales were 74% and 80% of product sales, respectively. For the three months and nine months ended April 30, 1998 reseller sales were 73% and 79% respectively. All other sales in each period presented were made directly by the Company.

         While the Company continues to strive for revenue growth, there can be no assurance that revenue growth or profitability can be achieved. The Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of primarily distributing its products through resellers. Because expense levels are based on the Company's expectations of future revenues, the Company's expense base is relatively fixed in the short term. If revenue levels are below expectations as was the case for the three and nine months ended April 30, 1999, operating results may be materially and adversely affected and net income is likely to be adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by the Company or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's common stock would likely be materially adversely affected.

         Gross margin. Gross margin as a percentage of total revenues was 51% and 46%, respectively, for the three and nine months ended April 30, 1999, as compared to the gross margin as a percentage of revenues of 47% for both the three and nine months ended April 30, 1998. The gross margin percentage for the nine month period ended April 30, 1999 was the result of the shift by the Company's customers to the purchase of lower margin product segments. Additionally, product margins were affected unfavorably by excess capacity in the Company's Austin-based manufacturing facility. Margins were affected favorably during the three months ended April 30, 1999 due to the combination of acceptance revenues from sales made to China, favorable product mix shift to more fully featured systems and through sales of refurbished systems.

         While many customers continue to delay the purchase of higher cost large group systems, some are shifting to the purchase of lower cost small group systems in order to maintain their digital visual communications networks with only a moderate continued investment during the perceived industry transition. The Company believes this transition will be driven by the shift to digital visual communications systems which function within an IP network environment. As such, the Company anticipates that the gross margin percentage may decline as customers shift their purchases from higher margin large group systems to lower margin small group systems. The Company expects that overall price competitiveness in the industry will continue to become more intense as users of videoconferencing systems attempt to balance performance, functionality and cost during this time of industry uncertainty. This could significantly reduce future product average selling prices and subsequently even further reduce the gross margins generated from these sales. The Company's gross margin is subject to significant fluctuations based on pricing, production costs and sales mix.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $3.4 million, or 20%, from $16.5 million for the quarter ended April 30, 1998 to $13.1 million for the quarter ended April 30, 1999. Selling, general and administrative expenses increased by $0.9 million, or 2%, from $46.2 million for the nine months ended April 30, 1998 to $47.1 million for the nine months ended April 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 37% and 36% for the three months ended April 30, 1998 and 1999, respectively, and were 35% and 42% for the nine months ended April 30, 1998 and 1999, respectively. The Company's expense levels are based, in part, on expectations as to revenue levels. Because expense levels are based on the Company's expectations of future revenues, the Company's expense base is relatively fixed in the short term. For this reason, the selling, general and administrative expenses were higher, as a percentage of revenues, for the comparable nine month period as the Company had an unexpected decrease in overall revenue during the first second quarters of fiscal 1999. For the comparable three month periods ended April 30, 1998 and 1999, selling, general and administrative expenses were lower, as a percentage of revenues as the Company was able to reduce its expenses in alignment with expected revenue levels.

         The Company believes that the measures taken under its restructuring activities (see "Restructuring Activities" below) have been successful in reducing selling, general and administrative expenses to a level where the Company can be profitable at expected short term revenue projections. This belief is based on the selling, general and administrative expense level of the three months ended April 30, 1999. The Company expects selling, general and administrative expenses to remain level or decrease in the near term .

         Research and development. Research and development expenses, net of software capitalization decreased by $0.4 million, or 8%, from $4.8 million for the quarter ended April 30, 1998 to $4.4 million for the quarter ended April 30, 1999. Research and development expenses, net of software capitalization decreased by $0.5 million, or 3%, from $14.8 million for the nine months ended April 30, 1998 to $14.3 million for the nine months ended April 30, 1999. Research and development expenses as a percentage of revenues were 11% and 12% for the three months ended April 30, 1998 and 1999, respectively, and were 13% and 11%, respectively, for the nine months ended April 30, 1998 and 1999. Research and development expenses included a charge of $474,000 during the three months ended April 30, 1999 for in-process research and development related to the acquired assets of Vosaic (see "Acquisition" below). The charge is based on the Company's estimate of purchase price associated with research and development that that was estimated to be in-process at the time of acquisition. Capitalized software development costs totaled $1.7 million for the three months ended April 30, 1999 and $4.5 million for the nine months ended April 30, 1999. No software capitalization was recorded during the three and nine months ended April 30, 1998. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time of release, the capitalized software will be amortized over the estimated economic life of the related projects.

         Overall research and development expenditures (including capitalized costs) increased during the quarter ended April 30, 1999 in comparison with the quarter ended April 30, 1998, due to the development of an improved graphical user interface which is designed to be more intuitive and easy to use, and the activities related to the development of the Company's next generation digital visual communications platform which will be designed to function within an IP network environment. Although the percentage of revenues invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs.

         Other income (expense), net. Other income, net decreased by $1.5 million, or 102%, from $1.5 million for the quarter ended April 30, 1998 to a net expense of $28,000 for the quarter ended April 30, 1999. Other income, net decreased by $1.4 million, or 87%, from $1.6 million for the nine months ended April 30, 1998 to $209,000 for the nine months ended April 30, 1999. The decrease in Other income, net during the three months ended April 30, 1999 compared with the three months ended April 30, 1998 is attributable to an increase in interest expense related to borrowings under the Company's revolving line of credit (see "Liquidity and Capital Resources" below). In addition, both the three month and nine month periods ended April 30, 1998 reflect income generated from a planned non-recurring real estate transaction which eliminated the corporate headquarters facility of CLI, one of the Company's wholly-owned subsidiaries.

         Net income (loss). The Company generated net income of $365,000, or $0.02 per share, during the quarter ended April 30, 1999 compared to net income of $980,000, or $0.04 per share, during the quarter ended April 30, 1998. The Company generated a net loss of $14.2 million, or $0.61 per share, during the nine months ended April 30, 1999 compared to net income of $1.4 million, or $0.06 per share, during the nine months ended April 30, 1998. The decline in sales of the Company's large group digital visual communications systems without an immediate corresponding decline in the Company's operating expenses resulted in the significant loss during the nine months ended April 30, 1999. The Company adopted a restructuring plan during the quarter ended January 31, 1999 and recorded a restructuring charge of $2.9 million (see "Restructuring Activities" below) and an additional net charge of $203,000 during the quarter ended April 30, 1999 as it was determined that additional reductions in work force were necessary. The Company's restructuring activities were intended to reduce operating expenses to a level such that the Company can generate net income at lower revenue levels. If revenues should decline further however, or if the product mix shifts to more lower-margin products than anticipated, the Company could incur further substantial losses in the future which would have material adverse effect on the Company's financial position and results of operations.

Restructuring Activities

         The Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict partly due to the Company's strategy of distributing its products through resellers. Because expense levels are based on the Company's expectations as to future revenues, the Company's expense base is relatively fixed in the short term. Revenues in the first quarter of 1999 fell significantly below management's estimates and resulted in significant losses. Subsequently, management estimates were revised and appropriate actions were taken as discussed in the following paragraphs.

         In November 1998, management adopted a restructuring plan that is intended to match the size and complexity of the organization with the planned path of the Company. The plan included the involuntary reduction of 100 employees (approximately 14%) in November 1998. In April 1999, the Company terminated an additional 38 employees. Terminations were generally made in all departments, including manufacturing, sales, development, management and accounting, and were effective immediately for most employees upon announcement. The Company also made the decision to reduce operating costs by exiting other activities and reducing related overhead costs. These activities included the closure of certain field sales offices and its Sunnyvale, California spare parts depot.

         As a result of the restructuring, the Company recorded a charge of $2.9 million during the quarter ended January 31, 1999 and an additional charge of $0.2 million in the quarter ended April 30, 1999.

         As of June 14, 1999, substantially all of the termination and severance benefits had been paid. The transition of the spare parts depot in Sunnyvale was completed during the quarter ended April 30, 1999. Substantially all of the Company's unoccupied space at its facilities at 110 Wild Basin in Austin was subleased during the three months ended April 30, 1999. The Company has not sublet its unoccupied space in Sunnyvale. The Company expects to incur the balance of the accrued facility closure costs (primarily non-cancelable lease obligations) on its Sunnyvale facility by October 31, 1999.

         The following schedule summarizes the components and activities of the restructuring plan for the nine months ended April 30, 1999:


                                      Restructuring             Expenditures               Balance Accrued at
                                         Charge                   Incurred                   April 30, 1999

 Termination and    severance            $ 2,349                   $ 2,209                        $ 140
 benefits
 Facility closure and other
 (primarily non-cancelable
 lease obligations)                          769                       429                          340
                                         -------                   -------                        -----
                                         $ 3,118                   $ 2,638                        $ 480
                                         =======                   =======                        =====

          The following schedule summarizes the components of the restructure accrual at January 31, 1999, the charge taken during the quarter, the amounts paid out during the three months ended April 30, 1999, the reversal of certain accruals and the remaining accrual recorded in accrued liabilities at April 30, 1999:


          There can be no assurance that the restructuring activities will reduce operating expenses sufficiently to maintain profitable operations at current or lower revenue levels. There can be no assurance that the Company will be able to maintain its current level of revenues or even a lower level of revenues due to declining average sales prices, delays or shifts in customer purchases or shifts in capital expenditures of the Company's customers. Due to all of the foregoing factors, there can be no assurances that the Company can operate profitably on a quarterly or annual basis in the future. It is possible that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's common stock would likely be materially adversely affected.

Introduction of New Product Lines

         The Company continually strives to introduce the latest technology in digital visual communications. During the three months ended April 30, 1999, the Company introduced a hardware solution using H.323 compatibility for its ESA systems that enables the Company's customers to conduct video conferences using internet protocol (IP) over local area networks, wide area networks or the internet. The Company is currently working to complete a planned new product line featuring a graphical user interface that is more intuitive and easier to use. The new product line was planned for release during the third quarter of fiscal 1999. However, delays in the product development schedule have resulted in a planned release that is now scheduled during calendar year 1999. As with any anticipated new product transition, the Company's customers may delay their purchase decision of existing products in anticipation of the new product. In the event that the new product line is further delayed, the Company may experience additional quarterly results with reduced revenue levels.

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

         Management's estimates of future product revenue are derived from its analysis of market conditions and reports from its sales force of customer leads and prospective interest. Backlog of customer product orders cannot be relied upon to forecast future revenue levels. Because of the short cycle time between customer order and shipment, it is also possible that unanticipated delays from the Company's vendors can disrupt shipments and adversely affect the results in a given quarter. This is especially an issue due to the Company's reliance on a limited number of highly specialized suppliers. The above factors represent uncertainties which can have a material adverse effect on the Company's financial position and results of operations if not managed properly.

Acquisition

         On March 9, 1999, the Company completed the acquisition of substantially all of the assets of Vosaic LLP, an Internet video software and technology company, for $3.2 million in cash, stock and warrants. The transaction has been accounted for as a purchase of assets. The acquisition involved the issuance of 1,149,000 shares (equivalent to approximately 5% of the outstanding shares of the Company's stock as of March 9, 1999). The common shares have been registered with the Securities Exchange Commission as of May 14, 1999. Of these shares, 200,000 are to be held in escrow and additionally, 225,000 warrants remain unearned pending the completion of certain obligations by Vosaic. VTEL acquired the core team, originally associated with the University of Illinois, who pioneered the first multimedia Web Browser, and has refined scalable video delivery technologies to stream and store video information securely with high quality of service. On June 8, 1999, the Company announced the availability of, TurboCast (TM), a video streaming product that utilizes the core technology acquired from Vosaic. As part of the purchase price allocation associated with Vosaic, the Company recorded a charge to research and development expense of $474,000 during the third fiscal quarter of 1999.

Year 2000 Evaluation

         Many computer  systems  experience  problems  handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. Prior to April 1999, the Company believed that its products were Year 2000 compliant with minor exceptions due to the incorporation of third party software such as Microsoft Windows (TM) which is Year 2000 compliant with minor exceptions. In April 1999, Microsoft announced that an upgrade kit would be made available that will make Microsoft Windows (TM) Year 2000 compliant. The ability to make Windows (TM) compliant affects favorably VTEL customers who are using older video conferencing systems that run on Windows (TM) software. Thus, at this time, the Company believes that all its products being shipped are Year 2000 compliant. While the Company is not currently aware of any other Year 2000 compliance issues with its products, no assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years. The Enterprise Resource Planning System, the Company's management resource planning, transaction processing and financial accounting system, was acquired in 1998. The Company has been assured by the vendor of its Enterprise Resource Planning System that the system is Year 2000 compliant. The Company began assessing Year 2000 issues and Year 2000 testing of other management information systems during fiscal 1998.

         The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. It is not anticipated that there will be a significant increase in costs as much of the Year 2000 activities will be a continuation of the on-going process to improve all of the Company's systems. The Company has estimated the total costs of Year 2000 compliance and related contingency planning to be $200,000. The Company has not accrued any amounts related to the expected costs as it intends to expense Year 2000 costs as they are incurred. The Company plans to complete the Year 2000 project during the fiscal period ending July 31, 1999. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. Specific factors that might cause a material impact include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure by third parties to timely convert their systems, and similar uncertainties. In addition, Year 2000 issues may impact our customer's ability to purchase products and therefore materially impact the Company's future revenue stream. To the extent these potential revenue reductions cannot be anticipated and/or the Company cannot reduce operating expenses correspondingly, then the Company may experience severe unfavorable financial impact to its net income. The Company will be developing contingency plans as its Year 2000 evaluation progresses and the results of its testing are known.

Liquidity and Capital Resources

         At April 30, 1999, the Company had working capital of $29.3 million, including $15.8 million in cash, cash equivalents and short-term investments. Cash used by operating activities was $10.4 million for the nine months ended April 30, 1999 and primarily resulted from the net operating loss incurred, increases in inventories and prepaid expenses and a decrease in accounts payable which were partially offset by a decrease in accounts receivable. Cash provided by operating activities was $6.4 million for the nine months ended April 30, 1998 and primarily resulted from decreases in inventories and accounts receivable and an increase in deferred revenues, offset by a decrease in accounts payable and accrued liabilities. The reduction in accounts payable and accrued liabilities during the nine months ended April 30, 1998 includes amounts for Merger and other expenses which were accrued at July 31, 1997.

         Net cash used in investing activities during the nine months ended April 30, 1999 was $5.9 million and primarily resulted from an increase in net property and equipment of $7.1 million and an increase in capitalized software development costs of $4.7 million partially offset by cash proceeds from the sale of short-term investments. Net cash used in investing activities during the nine months ended April 30, 1998 was $3.8 million and primarily resulted from the increase in net property and equipment of $9.6 million offset by cash generated from the reduction of short-term investments of $6.0 million.

         Cash flows provided by financing activities during the nine months ended April 30, 1999 were $9.2 million and resulted from $11.2 million being drawn on the Company's revolving line of credit. The Company repurchased approximately 525,000 shares of its own stock for $2.3 million as part of its stock repurchase program during the nine months ended April 30, 1999. Cash flows provided by financing activities during the nine months ended April 30, 1998 were $1.2 million and related to sales of stock under the Company's employee stock plans.

         At April 30, 1999, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments totaling $15.8 million and amounts available under its revolving line of credit with a banking syndicate. The Company believes that existing cash and cash equivalent balances, short-term investments, cash generated from sales of products and services and its revolving line of credit will be sufficient to meet the Company's cash and capital requirements for at least the next 12 months.

         On May 9, 1999 the Company renegotiated its line of credit facility whereby a new lender replaced one of the previous lenders in the banking syndicate. Under the amended and restated loan and security agreement, the Company has a $20 million line of credit facility in place with a banking syndicate. At the Company's request, the $20 million line was reduced from the $25 million available under the previous agreement. Amounts available under the line of credit are subject to limitations based on the collateral as specified in the agreement. At April 30, 1999, the Company had borrowed $11.2 million under its line of credit and an additional amount of approximately $5.4 million additional funds were available to be drawn under the line of credit.

Legal Proceedings

         Compression Laboratories, Incorporated ("CLI"), a wholly owned subsidiary of the Company, was previously engaged in several legal proceedings relating to matters arising prior to the Merger between VTEL and CLI effective May 23, 1997. The Company had recorded an estimate of the costs to defend and discharge the claims during fiscal 1997 and such contingent liabilities are reflected as accrued merger and other expenses at April 30, 1999. In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any.

         In June 1997, Keytech, S.A. ("Keytech") filed suit against CLI in the United States District Court in Tampa, Florida. Keytech was a distributor of satellite encoder and decoder products manufactured by a division of CLI which CLI sold in June 1996. Keytech asserted that the equipment sold was defective and did not conform to contract specifications and express and implied warranties. Keytech asserted damages in excess of $20 million based on its allegations of breach of contract, breach of warranties and fraud. CLI filed an answer denying liability and has asserted cross-claims against Keytech for amounts due and unpaid for equipment sold by CLI to Keytech. In May 1999, a settlement was reached between Keytech and CLI that resolved the pending claims on terms providing that neither party would receive any consideration for its claims in the lawsuit. The parties have filed a joint motion to dismiss the lawsuit with prejudice.

         Philips Electronics North America Corporation ("Philips") filed a lawsuit against CLI on November 6, 1998, alleging damages owed by CLI to Philips based on a series of agreements between Philips and CLI purported to have been entered into for the purpose of jointly developing, manufacturing and marketing consumer premises equipment. Philips alleged that CLI had breached its obligations to Philips under these purported agreements and had refused to pay Philips more than $4.4 million in development costs and other amounts alleged to be owed by CLI under the parties agreements. CLI, in turn, alleged that Philips breached certain of its terms and was due money for certain activities expended on behalf of the joint venture. Based on the allegations, Philips asserted causes of action for breach of contract, breach of covenant of good faith and fair dealing and a claim of unfair trade practices under the California Unfair Competition Act. On May 25, 1999, the Company announced a compromise settlement agreement between Philips and CLI. The settlement agreement, valued at less than $900,000, stipulates payment by CLI in the form of cash and a future payment under a note as well as warrants for VTEL common stock. In addition, the settlement mutually releases each party from all future claims, demands and causes of action. The parties have filed a joint motion to dismiss the lawsuit with prejudice.

         During March 1999, by joint agreement of the Company and Polycom, Inc, ("Polycom") a lawsuit previously filed against the Company by Polycom was dismissed without prejudice by the Superior Court of California in Santa Clara County. Polycom's lawsuit was filed in response to the Company's lawsuit against ViaVideo Communications, Inc., ViaVideo's founders and Polycom. In its lawsuit filed in the State District Court in Austin, Texas, the Company alleges that ViaVideo and five of its founders breached contracts with VTEL and violated various duties to VTEL when they secretly set up a separate competing videoconferencing company, using confidential, propriety information and trade secrets of VTEL. Polycom, which subsequently acquired ViaVideo, responded by filing suit in California, seeking to have VTEL's claims adjudicated in California instead of Texas. Polycom's lawsuit in California has now been dismissed without prejudice. The Company's suit against Polycom and the other defendants continues in Texas. Discovery is in process and a trial date is expected to be set some time in the fourth quarter of calendar 1999.

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

         The Company's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market, introduction of new products by competitors, increased competition due to the entrance of other companies into the videoconferencing market, especially more established companies with greater resources than those of the Company, delay in the introduction of higher performance products, market acceptance of new products introduced by the Company, price competition, interruption of the supply of low-cost products from third-party manufacturers, changes in general economic conditions in any of the countries in which the Company does business, adverse legal disputes and delays in purchases relating to federal government procurement.

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

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

         Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products and services, changes in competition, economic conditions, impact of Year 2000 related issues, interest rates fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         Compression Laboratories, Incorporated ("CLI"), a wholly owned subsidiary of the Company, was previously engaged in several legal proceedings relating to matters arising prior to the Merger. The Company had recorded an estimate of the costs to defend and discharge the claims during fiscal 1997 and such contingent liabilities are reflected as accrued merger and other expenses at April 30, 1999. In the opinion of management, such reserves should be sufficient to discharge the liabilities, if any.

         In June 1997, Keytech, S.A. ("Keytech") filed suit against CLI in the United States District Court in Tampa, Florida. Keytech was a distributor of satellite encoder and decoder products manufactured by a division of CLI which CLI sold in June 1996. Keytech asserted that the equipment sold was defective and did not conform to contract specifications and express and implied warranties. Keytech asserted damages in excess of $20 million based on its allegations of breach of contract, breach of warranties and fraud. CLI filed an answer denying liability and has asserted cross-claims against Keytech for amounts due and unpaid for equipment sold by CLI to Keytech. In May 1999, a settlement was reached between Keytech and CLI that resolved the pending claims on terms providing that neither party would receive any consideration for its claims in the lawsuit. The parties have filed a joint motion to dismiss the lawsuit with prejudice.

         Philips Electronics North America Corporation ("Philips") filed a lawsuit against CLI on November 6, 1998, alleging damages owed by CLI to Philips based on a series of agreements between Philips and CLI purported to have been entered into for the purpose of jointly developing, manufacturing and marketing consumer premises equipment. Philips alleged that CLI had breached its obligations to Philips under these purported agreements and had refused to pay Philips more than $4.4 million in development costs and other amounts alleged to be owed by CLI under the parties agreements. CLI, in turn, alleged that Philips breached certain of its terms and was due money for certain activities expended on behalf of the joint venture. Based on the allegations, Philips asserted causes of action for breach of contract, breach of covenant of good faith and fair dealing and a claim of unfair trade practices under the California Unfair Competition Act. On May 25, 1999, the Company announced a compromise settlement agreement between Philips and CLI. The settlement agreement, valued at less than $900,000, stipulates payment by CLI in the form of cash and a future payment under a note as well as warrants for VTEL common stock. In addition, the settlement mutually releases each party from all future claims, demands and causes of action. The parties have filed a joint motion to dismiss the lawsuit with prejudice.

         During March 1999, by joint agreement of the Company and Polycom, Inc, ("Polycom") a lawsuit previously filed against the Company by Polycom was dismissed without prejudice by the Superior Court of California in Santa Clara County. Polycom's lawsuit was filed in response to the Company's lawsuit against ViaVideo Communications, Inc., ViaVideo's founders and Polycom. In its lawsuit filed in the State District Court in Austin, Texas, the Company alleges that ViaVideo and five of its founders breached contracts with VTEL and violated various duties to VTEL when they secretly set up a separate competing videoconferencing company, using confidential, propriety information and trade secrets of VTEL. Polycom, which subsequently acquired ViaVideo, responded by filing suit in California, seeking to have VTEL's claims adjudicated in California instead of Texas. Polycom's lawsuit in California has now been dismissed without prejudice. The Company's suit against Polycom and the other defendants continues in Texas. Discovery is in process and a trial date is expected to be set some time in the fourth quarter of calendar 1999.

Item 4. Submission of Matters to a Vote of Security Holder

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

                                       VTEL CORPORATION



         June 14, 1999                 By:      /s/        Rodney S. Bond
                                               ---------------------------------
                                               Rodney S. Bond
                                               Vice President-Finance
                                               (Chief Financial Officer
                                               and Principal Accounting Officer)