Form 10-K
period 1999-07-31
VTEL CORP
filed 1999-11-05
CIK 884144

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

The aggregate market value of 20,665,891 shares of the registrant's Common Stock held by nonaffiliates on October 13, 1999 was approximately $68,466,096. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 13, 1999 there were 24,456,573 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 1999 Annual Meeting are incorporated by reference into Part III.

A list of all Exhibits to this Annual Report on Form 10-K is located at pages 50 through 54.

                                     PART I.

ITEM 1.    BUSINESS

GENERAL

         VTEL Corporation (VTEL, we or our) designs, manufactures, markets and supports visual communication systems. VTEL's product line is based on the latest microprocessor technology, a unique integration of hardware and software that provides features which are far beyond traditional video and audio conferencing. The use of open PC architecture and standard Microsoft(R) operating systems allows users to bring virtually any kind of data into a meeting or training environment. These new visual communications systems allow access and sharing of any information available on the World Wide Web, data that resides on an organization's Local Area Network or Intranet, or local PC files and software applications. The majority of our systems are built upon a system platform that is based on industry-standard, PC-compatible open hardware and software architecture. The PC-architecture also provides a natural pathway to connect VTEL's visual communication systems to either Internet Protocol (IP) networks or traditional telephone networks on a call by call basis through simple software commands. Our network management software uses industry standard protocols to allow large visual communications networks to be operated in the same manner currently used in traditional data networks, thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. VTEL's streaming video software allows users to "webcast" events live over an internal network or the Internet and store any multimedia content for convenient, on-demand playback. We offer a wide range of global professional services to assist customers in designing, installing, operating and supporting organizational visual communications networks worldwide.

         The cornerstone of VTEL's business strategy is to identify end-user customer markets that can most benefit from the advanced functionality of our multi-media visual communication systems and to focus a substantial portion of its sales and marketing efforts on these targeted markets. Consistent with this strategy, VTEL has targeted the manufacturing, education, government, health care, and financial institution market segments and certain portions of the general business market. VTEL primarily distributes its systems through third-party resellers which include major telecommunications providers and distributors such as Ameritech, Bell South, GTE, MCI, Norstan, PacBell, SBC, Sprint, US West and other value-added resellers. We have built an extensive marketing and sales organization to support our third-party resellers. This organization provides marketing programs; field support personnel including sales managers, system engineers, and business development managers; and personnel with industry expertise to implement our targeted market strategy. Since VTEL's inception, it has sold more than 30,000 visual communication systems.

         On May 23, 1997, shareholders of VTEL and Compression Labs, Incorporated, a Delaware corporation ("CLI"), approved the merger of VTEL-Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of VTEL (the "Merger"), with and into CLI, pursuant to an Agreement and Plan of Merger and Reorganization, with CLI becoming a direct wholly-owned subsidiary of VTEL. As a result of the Merger all of the outstanding common and preferred CLI shares were exchanged for a total of 8,424,741 shares of VTEL Common Stock. The acquisition was accounted for as a pooling of interests.

         On March 9, 1999, VTEL completed the acquisition of substantially all of the assets of Vosaic LLP, an Internet video software and technology company for $3.2 million in cash, stock and warrants. The transaction was accounted for as a purchase of assets. The acquisition involved the issuance of 1,149,000 shares (equivalent to approximately 5% of the outstanding shares of VTEL's stock as of March 9, 1999). VTEL acquired the core team, originally associated with the University of Illinois, who pioneered the first multimedia Web Browser, and has refined scalable video delivery technologies to stream and store video information securely with high Quality of Service (QoS).

         As part of VTEL's initiative to expand its international presence, we consummated the acquisition of certain of the assets of the videoconferencing division of one of our German resellers effective July 1, 1998. The consideration paid by VTEL consisted of restricted stock, warrants, a note payable, and the assumption of certain payables and other liabilities for total consideration of approximately $1,871. In September 1998, VTEL compl-eted the acquisition of one of its French resellers through the issuance of res-tricted stock.

         VTEL's executive offices are located at 108 Wild Basin Road, Austin, Texas 78746, and its telephone number is (512) 437-2700.

INDUSTRY BACKGROUND

         Visual communications systems enable users at remote locations to meet and share information face-to-face. A wide range of business or professional meetings, education and training classes, and technical or medical consultations make use of this innovative technology to reduce operating costs, improve customer services, reduce cycle times, and improve intra- or inter-company communications. A videoconference entails the transmission of video, audio and data signals between two or more locations over a network connection. Video, audio and data conferencing involves a large amount of digital information. In order to transmit this information over digital networks, the video, audio and data signals must be digitized and compressed without substantially reducing the information content. Improved compression algorithms reduce transmission costs by allowing more information to be sent over lower capacity digital networks. Improved quality and lower costs of videoconferencing systems and network services have made videoconferencing applications more attractive to a broader group of users worldwide. Also contributing to the wider use of videoconferencing is the increased availability of switched digital telephone service and the use of Internet Protocol networks, allowing a videoconference to be initiated with nearly the ease of a normal telephone call.

     The major change occurring in the industry today involves the evolutionary migration of telecommunications networks from circuit-switched technology (like traditional telephone lines) to packet-switched technology (Internet Protocol networks). We are ideally positioned to take advantage of this change because our underlying product technology is built upon an open PC architecture. In October 1999, VTEL introduced its new product line of Galaxy(TM) visual communication systems. The enhanced software included in the Galaxy(TM) line can accommodate and support customer migration to Internet Protocol networks easily because these endpoints can operate on either type network and move from one network architecture to another on a call by call basis through simple software commands. For many customers that previously purchased VTEL products, the migration to Internet Protocol network functionally can be accomplished through software upgrades to existing products.

         Videoconferencing systems are also becoming simpler to use. Current videoconferencing systems can be configured as "set-top" appliances or
"roll-about" room systems that can be used without the need for trained operators or special room requirements. In general, the videoconferencing market can be grouped into four complementary categories: personal conferencing, set-top conferencing, workgroup conferencing, and group conferencing. The personal conferencing market is targeted at the individual. As such, solutions are typically priced in the $1,000 to $7,000 range. The set-top conferencing market is targeted at groups of two to three individuals. Systems in this market range from $4,995 to $9,000. The workgroup conferencing market is targeted at the project teams or executive offices that require collaborative data and software interaction. Solutions in this market range from $9,995 to $15,000. The group conferencing market is targeted at larger groups, typically eight or more individuals. Application uses vary greatly from boardrooms to large classrooms. These group systems are priced at $8,500 and above.

         Another factor contributing to the growth of videoconferencing is the continuing emergence of international industry standards designed to allow interoperability of videoconferencing systems manufactured by different vendors. The International Telecommunications Union ("ITU-T") sets international standards used by the industry. VTEL has been a leader in promoting standards across the industry and delivers standards-based products to its customers.

     While technological advances and market receptivity have increased the use of videoconferencing, traditional audio and video videoconferencing alone lacks the functionality and effectiveness of face-to-face meetings in many applications. We believe that, for certain applications, users are seeking conferencing features, in addition to audio and video, that allow for the exchange of information and interaction through a variety of media. For example, engineers can communicate and solve problems more effectively by supplementing the videoconference with shared media, such as graphics with annotations, computer programs, document exchanges and whiteboards, which results in a better replication of the impact and effectiveness of a face-to-face meeting. VTEL has taken a leadership position in this form of high-value visual communication technology due to its open PC platform and flexible architecture.

CORPORATE STRATEGY

         VTEL's primary focus is on high-value visual communication systems which provide high functionality tailored to the needs of our targeted markets. This results in a range of offerings from desktop to boardroom applications. The following are the components of VTEL's corporate strategy:

         PRODUCT DIFFERENTIATION. VTEL's strategy is to differentiate its products from the products marketed by its competitors. Key elements of this strategy are as follows:

         Open Architecture. VTEL's principal visual communication systems are built upon a system platform which integrates video, audio and data compression technologies in a PC-compatible open hardware and software architecture. This open architecture allows VTEL to accelerate the development process through the use of commonly available, low-cost hardware and software components and the incorporation of third-party technological developments. VTEL's PC-based system platforms are field-upgradable and easily accommodate software upgrades, thereby extending the useful life of the customer's investment and providing us with incremental revenues through these upgrade sales. In October 1999, we began shipping our Galaxy(TM) line of visual communication systems. The new line is distinguished by a new more intuitive user interface software (Vtouch TM) that offers the additional functionality of H.323 (or Internet Protocol) networking capability. Because VTEL's systems are PC-based, existing customers of our later generation ESA(TM) line of visual communication systems will be able upgrade to the latest features of the Galaxy(TM) line.

         Centralized Management and Administration. Using the industry standard Simple Network Management Protocol ("SNMP"), VTEL is able to centrally manage and administer large, distributed visual communication networks. VTEL's SmartVideoNet Manager product provides advanced functionality for management in the videoconferencing industry. It leverages the industry standard SNMP for statistics, controls, and alerts. These functions allow for centralized problem determination and resolution, thereby eliminating the requirement for on-site expert personnel to support the system. An additional benefit of SmartVideoNet Manager is the ability to establish video calls from a centralized console with no local user intervention. Using this, meeting participants simply arrive at the conference room or classroom and the video call is already in session waiting for their participation.

         Consistent Operating Platform. An important characteristic of each product in the family is the consistent use of standard Microsoft operating systems (Windows 95(R), Windows 98(R), Windows NT(R)). This consistency combines the PC-microprocessor architecture with a recognized software platform and provides a familiar look and feel for the user throughout the product family architecture. Windows operating systems support a wide variety of software and hardware applications that can be integrated into a videoconference as stand-alone features or as shared applications by visual communication users through our collaboration capability.

     Multi-media Functionality. VTEL's visual communication systems provide a wide range of functions that utilize a variety of media and more closely replicate the impact and effectiveness of face-to-face meetings. These functions, referred to by VTEL as visual communications technology, combine video and audio, document exchange, shared whiteboard and computer application sharing. VTEL strives to make this functionality easily accessible to the user. Our Pen Pal Graphics and AppsView(TM) user interfaces were designed to make our group systems easier to use and are fully integrated on VTEL Team Conferencing and Leadership Conferencing systems. Galaxy's(TM) new Vtouch(TM) graphical user interface builds upon the success of these earlier efforts to provide even easier system operation. Both AppsView(TM) and Vtouch(TM) are customizable user interfaces that run on a Microsoft Windows(R)operating system. They integrate all application functions under a software defined interface which can be customized by the user to meet specific needs.

     Standards Compliance. VTEL believes the continued adoption and implementation of industry standards for interoperability are critical to the continued growth of the videoconferencing market. All of our visual communication systems and multipoint products comply with the leading ITU-T standards for videoconferencing. VTEL's platforms also comply with an extensive array of additional communications and computer industry standards, both formal and de facto (such as ISA, PCI, Intel x86, SNMP, and Microsoft Windows(R)), involving video, audio, graphics, communications, computers, peripherals, and network management. We have been an active participant on the relevant ITU-T committees and intend to continue to promote both acceptance of the standards by all vendors and formal compliance testing to assure interoperability.

     Network Integration Capabilities. The PC-based open architecture design of VTEL's products provides a natural pathway to connect our visual communication systems onto local area networks (LANs) and wide area networks (WANs), thereby leveraging the rapidly expanding network infrastructures being deployed in organizations throughout the world. We believe that not only will such networks continue to expand globally, but the capability to centrally manage large internationally dispersed networks will become a requirement for the successful establishment of such networks. We believe that development of network integration and network management capabilities will be an important success factor to our strategy. The VTEL Network Assured Program was initiated with the goal of ensuring interoperability between the various networking systems in the marketplace and VTEL's videoconferencing equipment. This program offers the customer, who must interface with the different major equipment vendors, the peace-of-mind they are seeking as they integrate multivendor equipment on a network. To facilitate an easy migration into the new realm of IP communications, VTEL is collaborating with vendors of network services including Cisco, GTE Network Services, IXC Communications and Ezenia! to enable seamless integration between VTEL's H.323-based product line and their product line.

     Service and Systems Integration Capabilities. VTEL's Global Services division offers installation, integration and support services to customers of its products. Most sales occur through resellers to the end users of our products. This offering of services enhances VTEL's resellers' ability to sell our visual communication systems and to generate additional revenues to VTEL from the sales of such services. During fiscal 1999 Global Services expanded the capabilities offered to our resellers by building application-specific systems that address individual users' needs. This service excelled where resellers expressed the need to deliver a system requirement that could be duplicated many times within a market or region. Projects were typically priced in the range of $100,000 to $300,000. The building of application-specific systems for a reseller further differentiates VTEL and its hardware/software solutions. VTEL intends to expand in this area in fiscal year 2000.

         TARGETED MARKETS. The cornerstone of VTEL's business strategy is to identify end-user customer markets that can most benefit from the advanced functionality of our multi-media visual communication systems, and to focus a substantial portion of our sales and marketing efforts on these targeted markets. Consistent with this strategy, VTEL has targeted the manufacturing, education, government, health care, and certain portions of the business market. VTEL continues to focus on those markets in which it has the highest potential for increasing its market share. We currently enjoy a leadership position in the education market with installations at secondary and higher education systems throughout the world.

         DISTRIBUTION STRATEGY. VTEL believes that a well-executed distribution channel is critical to marketing success. VTEL currently relies on third party resellers to sell, install and support its visual communication systems in an effort to leverage the sales forces of the resellers that are already providing telecommunications and systems integration services to potential purchasers of visual communication systems. All major resellers maintain demonstration networks, with trained sales and support personnel.

         Consistent with its focus on its targeted market segments, we work with a number of VARs that specialize in specific applications, geographic areas and markets such as education, health care, project management and government procurement. Typically, VTEL's agreements with its resellers and VARs involve non-exclusive arrangements which may be canceled by either party at will and contain no minimum purchase requirements on the part of the resellers.

         VTEL also sells products directly to certain end-user customers, generally large global end user customers which have sophisticated global visual communication networks and require much more involvement to support the sale, installation and maintenance of the network. These sales are mostly completed through VTEL's Global Service division.

PRODUCTS

         We offer a complete line of interoperable multi-media visual communication systems. VTEL differentiates its systems from competitive products by a high level of advanced functionality, such as presentation graphics and access to PC-based software and hardware peripherals. Because VTEL systems are based on open PC-architecture, and most functionality is contained in software, many system upgrades are accomplished via software, enabling customers to protect their investment in our systems. VTEL systems may be configured with LAN connections so that data and presentations may be created at an individual PC workstation, stored on the LAN and retrieved by the visual communication system for presentation or transfer to the remote location during a videoconference.

         Videoconferences can range from simple point-to-point connections between two locations of a single organization to connections between multiple locations of multiple organizations in several countries. VTEL's primary visual communication products are based upon one of three architectures, the SmartStation Architecture (SSA) for personal and workgroup visual communication, the Enterprise Series Architecture (ESA) for group conferencing, and the TurboCast(TM) Architecture for Internet targeted visual communications solutions.

         ENTERPRISE SERIES ARCHITECTURE PLATFORM. VTEL's Enterprise Series Architecture(TM) ("ESA") is the hardware and software platform for a family of products designed to meet the needs of large and small groups. The ESA platform is a PC-based, open architecture visual communication system configured around an Intel Pentium(TM) PC chassis containing the ESA(TM) video-audio processing boardset. The ESA(TM) system contains, in addition to the standard internal disk drive and 3.5 inch floppy drive, a CD-ROM drive as well as an expansion chassis which contains all the audio and video input/output ports. The ESA(TM) platform utilizes the Microsoft Windows(R) operating system as its software platform and incorporates either the AppsView(TM) software user interface and control system or its newly released Galaxy(TM) Vtouch(TM) software user interface and control system. Through AppsView(TM) or Vtouch(TM), the user controls all conference functions with on-screen software icons which may be customized for each user or application. The ESA platform contains open PC card slots for application-specific peripherals.

         The ESA(TM) platform supports industry standards for video, audio and data compression and is interoperable with any other system supporting the H.320 standard using the AppsView(TM) software, and both H.320 and H.323 using the Galaxy(TM) software . The platform operates over digital communication bandwidths transmitting at data rates from 56 Kbps to T1 or E1 rates in point-to-point and multipoint conferences. ESA connections can be made over public dial-up digital networks or private digital dedicated facilities. During fiscal 1999, ESA connectivity was expanded to include Internet Protocol networks through a hardware addition. ESA systems may also be upgraded to H.323 (Internet Protocol) with our new Galaxy(TM) software.

         Configurations of the ESA(TM) platform with AppsView(TM) include VTEL's Team Conferencing(TM) ("TC") and Leadership Conferencing(TM) ("LC") Systems. These systems are single or dual monitor systems built on the ESA platform and designed to provide mid-range products for users seeking high quality video and audio and visual communication capability in a small to mid-sized group setting. Data rates from 56 Kbps to 512 Kbps are provided on all systems and high speed data rates up to T1 or E1 for the high end LC systems. The systems provide higher performance PC-based functionality through the use of the Intel
Pentium(TM) microprocessor, inclusion of a CD-ROM drive, the Microsoft Windows(TM) operating system and the AppsView(TM) user interface. Product features include LAN connectivity, Internet access, both document and computer conferencing, 30 frame per second video and capability of including software applications designed for Microsoft Windows(TM) as part of the videoconference. The TC systems have suggested list prices of $11,700 to $40,995 and LC5000 configurations vary in price from $54,995 to $59,495

         Configurations of the ESA(TM) hardware platform with Galaxy(TM) include several new Products: Galaxy Model 725, Galaxy Model 755, Galaxy Model 2500 and Galaxy Model 5500. This new family of products provide the competitive price performance characteristics required by customers across the wide range of group system applications. The products provide state of the art video and audio with high resolution slide capture and send graphics. The systems are H.323 capable for videoconferencing over Internet Protocol Networks and/or H.320 capable for videoconferencing over traditional circuit switched networks. Within this product family there are solutions that support single or dual monitor configurations, and data rates from 56kbps to 1920Kbps (T1/E1). All are supported by the new Vtouch(TM) graphical user interface.

         WG500. The WG500 is a series of workgroup visual communication systems targeted at the project team or executive office where the ability to share and interactively create a work product is required. As such, it is designed to utilize industry leading collaborative multi-media tools such as Microsoft NetMeeting(TM). Based on a high performance, multi-media PC platform, the WG500 fills the price-point and functionality gap between the personal desktop conferencing market and the large group conferencing market. The WG500 has suggested list prices of $9,995 to $14,995

          SETTOP 250. The SETTOP 250 was the first business-class, set-top videoconferencing system in the industry priced under $5,000. Combining ease-of-use with high-quality features, the SETTOP 250 is the solution for enterprise users who require entry-level group conferencing with industry-standard voice and video. The SETTOP 250 includes an intuitive user interface, an easy, color-coded installation process, and comes in both 128 Kbps and 384 Kbps models.

         SMARTSTATION. The SmartStation(TM) converts a Windows-based PC into a videoconferencing system for personal use. Incorporating the performance of the ESA(TM) products with its high-quality audio and video, the SmartStation(TM) allows users to collaborate while still leveraging the power and versatility of their desktop PC. In one easy-to-install package, SmartStation(TM) includes VTEL's AppsView(TM) graphical conference control interface for consistent operation across many of VTEL's visual communication solutions. SmartStation(TM) supports data rates up to 384 Kbps for high-quality desktop conferencing and supports the T.120 standard for data collaboration by integrating Microsoft NetMeeting 2.0(TM).

         SMARTVIDEONET MANAGER(TM). SmartVideoNet Manager(TM) software is a tool designed to help customers simplify the administration of video networks and reduce the operating costs. Based on the Windows NT platform and utilizing the SNMP communications protocol, SmartVideoNet Manager(TM) leverages the PC-based architecture of our systems to allow customers to use their existing Intranet to provide continuous monitoring of their video network. SmartVideoNet Manager(TM) allows administrators to remotely control, configure, diagnose and troubleshoot VTEL systems, all from a PC console.

         NETWORK EQUIPMENT. VTEL carries an extensive line of equipment to optimize connectivity in a variety of network environments. In order to maximize communication effectiveness, many customers choose to purchase multipoint control units to link multiple users into a single meeting. The SmartLink

Multimedia Conference SERVER(TM) ("MCS") is the hub of a videoconferencing meeting, allowing interactive communications with up to 48 participants. The SmartLink MCS(TM) provides translation capabilities for a number of line rates and video and audio algorithms to ensure maximum flexibility. Additionally, the SmartLink MCS(TM) is manageable through SmartVideoNet Manager(TM). SmartLink MCS(TM) configurations range in price from $19,480 to more than $150,000 for advanced configurations.

         TURBOCAST. The TurboCast(TM) software allows customers to capture, store, distribute, and view media streams across the Internet and to be accessed by clients using standard web browsers. The TurboCast solution consists of three principal components: Studio, Reflector, and Viewer. The Studio and Reflectors work together to capture and distribute live or stored multimedia content. The TurboCast Viewer, implemented as a lightweight Java(R) applet, allows a media stream to play directly within browsers such as Microsoft Internet Explorer(R) and Netscape Navigator(R), without downloading additional software.

         Since TurboCast(TM) can be used with any Java(R)-enabled browser, broadcasts can be viewed on PC, Macintosh and Unix systems as well as some Java(R)-based hand-held consumer devices. Current TurboCast products include:
TurboCast Studio which allows events to be captured for live broadcasts or time-shifted replays using a standard video camera and PC or VTEL's Enterprise Series videoconferencing systems.

PRODUCT DEVELOPMENT

         VTEL's product development strategy is to design and develop core systems capabilities and leverage the availability of hardware peripherals and application software from third parties and to efficiently integrate such third party resources into its systems. Additionally, with the acquisition of the Internet streaming technology obtained with the purchase of Vosaic, we intend to continue to introduce products that incorporate streaming technology. To the extent that market needs cannot be met by available third party resources, we may undertake the development of such resources. The following represent development efforts that have been undertaken by VTEL:

         SOFTWARE SYSTEM PLATFORM. The SmartStation(TM) Architecture and ESA(TM) hardware platforms support our proprietary software architectures. The characteristics of our products are developed and implemented primarily through software, facilitating upgrades for users and the rapid incorporation of new technologies. Upgrades are modular in nature, allowing additional licensed program products to be added incrementally to the user's basic system. Our software products are developed primarily in "C", a commonly-used, high-level programming language, to provide future portability to other hardware platforms. Development resources are being applied to the creation of new system software and program products for increased functionality and flexibility of the platform.

         PERSONAL VISUAL COMMUNICATION SYSTEMS. Increased performance of semiconductor processors specifically designed for video and image processing allow for the cost-effective design and packaging of small group visual communication systems and high functionality personal desktop systems that are compatible with small and large group visual communication systems. We introduced the SmartStation(TM) visual communication cardset which was developed utilizing the capability of our visual communication software ported to a suitable hardware platform. The principal hardware-related resource commitment in the development process is the effort to find and test boardset candidates for suitability for VTEL's software.

         AUDIO COMPRESSION/ECHO CANCELLATION. Audio quality is an important element in any video conference. At lower transmission rates, the amount of bandwidth allocated to audio decreases, thereby requiring audio compression algorithms to maintain acceptable audio quality. VTEL produces its own proprietary, integrated echo canceller to improve audio quality. We offer audio compression capability at allocated bandwidths of 8, 12, 32 and 74 Kbps through audio subsystems.

         VIDEO/IMAGE COMPRESSION. VTEL's continuing video compression development activity is focused on the refinement of both H.320 and H.323 algorithms for higher resolution video capabilities and the integration of that technology. Shortly following the merger with CLI in 1997, VTEL announced

StandardsPlus(TM) Video which provides improved video quality using industry standards. Significant video quality improvements using industry technology standards were achieved via a collaborative development effort between VTEL engineers in Austin and Sunnyvale.

         NETWORK MANAGERS. In the summer of 1997, VTEL introduced the industry's first standards-based management and administration platform for distributed visual communication networks. Using the SNMP standard, SmartVideoNet ManagerTM allows VTEL customers to centrally control their visual communication network for functions such as problem determination, problem resolution, call setup and conference statistics. Using this management framework, conference support can be provided centrally with no requirement for local user intervention, even for networks with hundreds of visual communication system endpoints.

         INTERNET TECHNOLOGIES. In 1999 VTEL launched several development initiatives aimed at harnessing the emerging power of the Internet with its associated technologies. The Internet will benefit VTEL on several fronts. First, as a widely distributed and accessible "data network", the Internet eventually will surpass in usage any data communication infrastructure based on dedicated transmission media, initial bandwidth limitations notwithstanding. By acquiring Vosaic, a University of Illinois-based Internet start-up, in 1999, VTEL has begun to aggressively address the need to adapt its core video-conferencing expertise to this new transmission medium.

         Second, as an increasingly popular e-commerce infrastructure, the Internet offers unprecedented access to new markets and customers without the need to rely on intermediaries. By expanding its video-conferencing products from hardware - software combination products into pure software solutions that can run on any personal computer, VTEL can also harness the Internet as a distribution and sales channel for its new generation of products without the need for storing and shipping physical hardware. Sales, marketing, and distribution of its products can all occur via the Internet.

         VTEL's Internet products will be launched in several waves, all relying on the same bandwidth optimizing technology and no-download viewing capabilities. The first wave of products will be aimed at one-way streaming of mostly archived, but in some cases also live visual content. A video-mail type product will thus lead the way with the associated server and hosting infrastructure. This product will be closely followed by a wave of visual applications aimed at several specific OEM opportunities as well as the distance learning market in general. The subsequent wave of products will expand the interactive capabilities of the first thus broadening their market applicability.

PRODUCT SUPPORT AND EXPANSION OF SUPPORT CAPABILITIES

         Currently, end-user support and installation of our products are provided by resellers and VARs, by Dictaphone in the United States, Fujitsu/Bell Atlantic and ICL Sorbus (a wholly-owned subsidiary of Fujitsu/Bell Atlantic) in most foreign markets as third-party service providers or directly by VTEL in order to provide a comprehensive service offering for its worldwide customer base. We train the service employees of Dictaphone, Fujitsu/Bell Atlantic and ICL Sorbus and VTEL's resellers on diagnostics and service of its products. Dictaphone, Fujitsu/Bell Atlantic and ICL Sorbus and the reseller service network are supported by trained technicians at VTEL's Technical Assistance Center. In order to meet all of its service commitments, we currently employ our own field service engineers as well as maintain contracts with third party Certified ISO technicians.

COMPETITION

         The videoconferencing industry is highly competitive. VTEL believes that the principal competitive factors in the industry are product architecture, ease of use, video and audio quality, functionality, service and support, market visibility, and price. We face competition from a number of companies that market communications systems for videoconferencing. Currently in the United States, PictureTel Corporation, Sony Corporation, Nippon Electric Corporation,

Polycom Corporation, and Tandberg ASA, among others, are marketing roll-about group videoconferencing systems and multipoint control units. Internationally, videoconferencing systems are available from, among others, British Telecommunications plc., PictureTel Corporation, Sony Corporation, Nippon Electric Corporation, Mitsubishi, Ltd., Fujitsu, Ltd., Panasonic Ltd., Polycom Corporation, and Tandberg ASA.

         Certain of our competitors have devoted significant resources to the development and marketing of person-to-person visual communications products, such as desktop videoconferencing systems, set-top systems, and software-based internet/intranet visual communications systems, which may help to increase awareness in the value of visual communications products while also resulting in increased competition. Microsoft has introduced visual components to its NetMeeting Release 2.0(TM) product. We intend to continue to focus on large-, small-, and work-group visual communication systems, in addition to gateways and other products, where we believe we can add significant value through software, user interfaces, integrated environments, and applications designed to meet the needs of its targeted markets. Additionally, we recognize that as streaming technology proliferates over the Internet, there will be increased competition directed toward our Internet products.

         Our competitors and many of our potential competitors are more established, benefit from greater market recognition, and have greater financial, technological, production, and marketing resources than we do. It is possible for these factors to have an adverse impact on our competitive position.

MANUFACTURING

         VTEL's manufacturing operations consist of integration and testing of subsystems and assemblies. Our manufacturing strategy is to contract work to established vendors, with VTEL fulfilling the quality and materials management functions. Substantially all of the integrated circuits, subsystems and assemblies used in our products are made to our specifications by third parties under contract. We establish the relationship with the component vendors, qualifies the vendors and arranges for shipment to VTEL or directly to the vendor responsible for the next level of integration. Systems must pass several levels of testing, including testing with current-release software, prior to shipment. Our manufacturing quality system was initially certified in December 1994 as meeting the standards of ISO 9002 as set by the International Standards Organization. VTEL has passed subsequent audits with only minimal corrective action needed.

         We rely on outside vendors for supplying substantially all of our electronic components, subsystems and assemblies. Although we use standard parts and components for our products that are generally available from multiple vendors, certain components are currently available only from sole sources and embody such parties' proprietary technology. We depend upon our suppliers to deliver products that are free from defects, competitive in functionality and price and consistent with our specifications and delivery schedules. The failure of a supplier to provide such products could delay or interrupt our manufacture and delivery of products and thereby adversely affect our business and operating results. We endeavor to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability and by maintaining adequate inventories of certain components.
However, there can be no assurance that such components will be readily available when needed. Similarly, excessive rework costs associated with defective components or process errors could adversely affect our business and operating results. We do not have contracts with many of our suppliers ensuring continued availability of key components.

         VTEL attempts to forecast orders and to purchase certain long lead-time components in advance of receipt of purchase orders from customers to enable us to provide timely deliveries to customers when customer orders are received. In addition, from time to time we enter into development arrangements with other third parties to develop and incorporate new features and functions into our products. As such, we are dependent upon these third parties to fulfill their respective obligations under these development arrangements, and failure of these third parties to do so could have a material adverse effect on our results of operations.

PATENTS AND TRADEMARKS

         VTEL has 24 patents issued by the United States Patent and Trademark Office and 15 patent applications pending related to our technology.

         There can be no assurance that the pending patents will be issued or that issued patents can be defended successfully. However, we do not consider patent protection crucial to our success. We believe that, due to the rapid pace of technological change in the videoconferencing industry, legal protection for our products are less significant than factors such as our use of an open architecture, the success of our distribution strategy, the ongoing product innovation and the knowledge, ability and experience of our employees.

         VTEL has been issued two trademarks and two service marks by the United States Patent and Trademark Office covering the "VTEL" mark and our logo as well as trademarks and service marks issued by certain foreign countries and entities. Applications for other trademarks are currently pending both in the United States and abroad.

EMPLOYEES

         At July 31, 1999, we employed 617 full-time employees as follows:

                                                              NUMBER OF
                     FUNCTION                                 EMPLOYEES

                     Sales and marketing                          224
                     Research and development                     113
                     Service, support and
                       systems integration                        143
                     Manufacturing                                 50
                     Finance and administration                    87
                                                             =============
                          Total                                   617
                                                             =============

         Our continued success will depend, in large part, on our ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of our employees are represented by a labor union. We believe that our employee relations are good.

          VTEL's development, management of its growth and other activities de-pend on the efforts of key management and technical employees. Competition for such personnel is intense. We use incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees. There can be no assurance, however, that we will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of our key management or technical personnel also could have a material and adverse affect. VTEL generally does not have employment agreements with its key management personnel or technical employees. Our future success is also dependent upon our ability to effectively attract, retain, train, motivate and manage our employees. Failure to do so could have a material adverse effect on our business and operating results.

EXECUTIVE OFFICERS

         Our executive officers are as follows:

         STEPHEN L. VON RUMP, age 41, was appointed President of VTEL in July 1999. He joined VTEL as Chief Marketing Officer in September 1998. Prior to joining VTEL, Mr. Von Rump spent thirteen years at MCI Corporation most recently as Vice President, Enterprise Services Marketing where he was responsible for their data and Internet services strategy. As one of MCI's top data marketing executives, he lead the transition of their enterprise business offerings from legacy data services into the new era of virtual data and internet services. Prior to MCI, Mr. Von Rump was a member of the technical staff at AT&T Bell Laboratories. He holds a master's degree in electrical engineering, has authored numerous technical and marketing publications and served as keynote speaker for numerous professional conferences in the U.S. and abroad.

         RODNEY S. BOND, age 55, joined VTEL in May 1990 as Chief Financial Officer, Vice President - Finance and Assistant Secretary and Treasurer. He has served as Secretary of VTEL since February 1993 and is now Assistant Treasurer as of February 1999. From 1989 until he joined VTEL, he served as Managing Director of Sherman Partners, a Dallas-based private investment and consulting firm. From September 1985 to October 1988, Mr. Bond served as Chief Financial Officer and Executive Vice President of Advanced Business Communications, Inc., a telecommunications equipment manufacturer.

         DENNIS M. EGAN, age 48, joined VTEL  in November 1995 as Vice President
- Service. From January 1993 to November 1995, Mr. Egan served as Senior Vice President of Peirce-Phelps, Inc. From June 1985 to January 1993, Mr. Egan was Vice President and General Manager of the Integrated Communications Systems Group of Peirce-Phelps. Mr. Egan's pre-1985 experience includes 13 years serving in various sales and management positions with Peirce-Phelps.

        DIANNE B. JOHNSON, age 40, was appointed Treasurer in February 1999. She joined VTEL in July 1988 and has held a variety of management positions in finance and operations. From December 1984 to July 1988, Ms. Johnson served in the role of Accounting Manager with Capitol City Contractors.

         STEVE F. KEILEN, age 40, was appointed Vice President, Chief Marketing Officer in April 1999. He joined VTEL in July 1998 as Vice President and General Manager of Enterprise Systems. Prior to joining VTEL, Mr. Keilen served as the Director for Systems Marketing - North America at Compaq Computer Corporation and was Director of Desktop Marketing and Product Management at Digital Equipment Corporation prior to the merger of these two companies. He previously held management positions at Digital Equipment Corporation and Hewlett-Packard Company.

         F.H. (DICK) MOELLER, age 54, joined VTEL in October 1989 and is currently Chairman of the Board of Directors. From 1989 to September 1998, Mr. Moeller has also served as President and/or Chief Executive Officer of VTEL. From May 1982 to October 1989, Mr. Moeller served as the founder and President of ProfitMaster Computer Systems, Inc., a computer software firm specializing in real-time financial management systems for retail point-of-sale applications. Prior to founding such firm, Mr. Moeller spent 12 years with Texas Instruments, Inc. during which he held a variety of management positions, most recently serving as Advanced Systems Manager of its Computer Systems Division. Effective in July 1998, Mr. Moeller also began serving as General Partner of SSM Ventures, a venture capital company.

         LY-HUONG T. PHAM, age 41, joined VTEL in October 1997 as Chief Technology Officer and Vice President of Research and Development. From May 1992 to October 1997, Ms. Pham served in numerous senior management positions at Apple Computer, most recently serving as senior director, Operating Systems Technologies. Prior to Apple, Ms. Pham spent 12 years at Wang Laboratories where she held a variety of technical and senior management positions.

         MICHAEL J. STEIGERWALD, age 40, joined VTEL in June 1998 as Vice President and General Manager of the Professional Services strategic business unit, based in King of Prussia, Pennsylvania. Mr. Steigerwald currently holds the position Vice President Global Services. Prior to joining VTEL, Mr. Steigerwald held the position of Vice President at Newbridge Networks, where he lead the Global Service and Support organization responsible for their ViVID Internetworking Products business unit. For thirteen years prior to his experience with Newbridge Networks, Mr. Steigerwald held several services management positions at Ungermann-Bass Networks, an early pioneer in the LAN industry, with his last position being that of Vice President, Worldwide Customer Care.

         BOB R. SWEM, age 62, joined VTEL in September 1992 as Vice President - Manufacturing. From June 1981 to July 1992, Mr. Swem held various positions with the Austin Division of Tandem Computers, Inc., ranging from Manager of Manufacturing to Director of Operations.

ITEM 2.    PROPERTIES

         VTEL's headquarters, product development, and sales and marketing facility leases approximately 139,000 square feet in Austin, Texas under a lease which expires in March 2013. During fiscal 1999, we reduced the workforce of VTEL (see Restructuring Activities in Item 7.) and as a result were able to sublet approximately 15,000 square feet during the later part of fiscal 1999 and the first quarter of fiscal 2000. We believe that the remaining facilities are adequate to meet our current requirements, and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate and development operations and for additional sales and marketing offices. VTEL occupies approximately 60,000 square feet of a facility that is situated in a light industrial area in Austin, Texas where our manufacturing, training and spare parts depot are located. VTEL's manufacturing facilities and equipment are currently utilized generally on a one-shift per day basis. Should additional manufacturing capacity be needed during the next year, we believe that it could provide the necessary manufacturing capacity through the addition of work shifts or subcontractors and additional warehouse space.

         VTEL leases 52,500 square feet in Sunnyvale, California under a lease that expires in April 2008. We have a research and development group in our Sunnyvale location. As a result of its restructuring activities, VTEL has sublet approximately 5,200 square feet at its Sunnyvale location. VTEL's Professional Services group occupies a facility of approximately 41,000 square feet in the Philadelphia, Pennsylvania vicinity which is leased through June 2006.

ITEM 3.    LEGAL PROCEEDINGS

         VTEL is the defendant or plaintiff in various actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

         Our wholly owned subsidiary, CLI, was previously involved in a legal dispute with Philips Electronics North America Corporation ("Philips"). On May 25, 1999, we announced a compromise settlement agreement between Philips and CLI. The settlement agreement, valued at less than $900,000, stipulates payment by CLI in the form of cash and a future payment under a note, for $250,000 (see
Note 8 in the Consolidated Financial Statements), as well as warrants for VTEL common stock. These amounts had previously been accrued as part of the reserve for contingent liabilities related to the merger (see Note 1 in the Consolidated Financial Statements). In addition, the settlement mutually releases each party from all future claims, demands and causes of action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Since April 7, 1992, VTEL's Common Stock has been traded in the NASDAQ-National Market System under the symbol "VTEL". The following table sets forth the range of high and low closing prices for each fiscal quarter of 1997, 1998 and 1999:



                          FISCAL YEAR                FISCAL YEAR               FISCAL YEAR
                              1997                       1998                      1999
                       HIGH          LOW          HIGH          LOW         HIGH          LOW



      1st Quarter      $ 10.625      $ 6.625      $ 8.875       $ 5.438     $ 5.875       $ 2.875
      2nd Quarter      $ 11.000      $ 8.250      $ 8.438       $ 5.625     $ 4.750       $ 2.500
      3rd Quarter      $  8.625      $ 4.875      $ 7.688       $ 5.250     $ 9.250       $ 2.000
      4th Quarter      $  7.125      $ 5.500      $ 7.063       $ 4.750     $ 6.500       $ 4.000



         VTEL has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings for reinvestment in its business.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table sets forth consolidated financial data for VTEL as of the dates and for the periods indicated. All such data reflects the Merger with CLI on May 23, 1997, which was accounted for as a pooling of interests. The consolidated operations data for the years ended July 31, 1997, 1998 and 1999 has been derived from the audited consolidated financial statements of VTEL included elsewhere herein. The consolidated operations data for the year ended December 31, 1995 and the seven months ended July 31, 1996 has been derived from the audited consolidated financial statements of VTEL not included herein.

         The consolidated balance sheet data as of July 31, 1998 and 1999 has been derived from the audited consolidated financial statements of VTEL included elsewhere herein. The consolidated balance sheet data as of December 31, 1995 and July 31, 1996 and 1997 have been derived from the audited consolidated financial statements of VTEL not included herein.

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



                                                           FOR THE
                                     FOR THE YEAR        SEVEN MONTHS                  FOR THE YEARS
                                        ENDED               ENDED                           ENDED
                                        DEC 31,            JULY 31,                        JULY 31,
                                         1995         1995         1996        1997          1998         1999
                                     ------------    ------       ------      ------        ------       ------
                                                    UNAUDITED
                                                       In thousands, except per share amounts

STATEMENT OF  OPERATIONS DATA:
Revenues                                $ 191,074      $98,079     $96,962    $ 191,023     $ 179,684   $ 151,602
Gross margin                               66,843       39,971      35,980       74,702        84,957      67,238
Net income (loss) from continuing
    operations                            (17,301)      (4,335)    (18,507)     (44,271)        2,779     (15,565)
Net income (loss)                         (53,843)      (3,811)    (18,507)     (52,054)        2,779     (15,565)
Net income (loss) per share from
    continuing  operations                  (0.90)       (0.24)      (0.87)       (2.10)         0.12       (0.66)

Net income (loss) per share                 (2.81)       (0.21)      (0.87)       (2.45)         0.12       (0.66)

BALANCE SHEET DATA:
Working capital                         $  93,330      $76,023     $77,091    $  39,528      $ 41,503   $  28,135
Total assets                              223,061      182,082     175,092      131,135       129,289     124,091
Long-term liabilities                         985        1,278           -            -         3,848      15,930

Stockholders' equity                      139,512      126,739     122,238       76,765        81,258      68,019


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

          On May 23, 1997, shareholders of VTEL and CLI approved the merger of VTEL-Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of VTEL ("Merger Sub"), with and into CLI, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), with CLI becoming a direct wholly-owned subsidiary of VTEL (the "Merger"). The restatement of the consolidated financial information for the year ended July 31, 1997 combines the financial information of VTEL and CLI giving retroactive effect to the Merger as if the two companies had operated as a single company for the entire year. The following discussion of the consolidated operations and financial condition of VTEL should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

         The restatement of the consolidated financial information combines the financial information of VTEL and CLI giving retroactive effect to the Merger as if the two companies had operated as a single company for all periods presented. However, the two companies operated independently prior to the Merger that was consummated in May 1997 and the historical changes and trends in the financial condition and results of operations of these two companies resulted from independent activities. Nonetheless, the following Management's Discussion and Analysis of Financial Condition and Results of Operations attempts to relate the activities which resulted in the changes in financial condition and results of operations of the combined company, taking into consideration that a trend or change in the historical results of the combined entity was caused by many events related to each individual company operating independently as competitors. The financial information presented on a historical restated basis is not indicative of the financial condition and results of operations that may have been achieved in the past or will be achieved in the future had the companies operated as a single entity for the periods presented. The following discussion of the consolidated operations and financial condition of VTEL should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

RESULT OF OPERATIONS

         The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in VTEL's consolidated statement of operations:

                                                      FOR THE YEARS ENDED
                                                             JULY 31,
                                              1997           1998         1999

Revenues                                     100.0%         100.0%       100.0%
Gross margin                                  39.1            47.3        44.4
Selling, general and administrative           34.2            36.1        40.1
Research and development                      12.8            11.1        11.8
Total operating expenses                      62.9            46.8        54.7
Other income, net                              0.6             1.1         0.1
Net income (loss) from continuing
   operations                                (23.2)            1.5       (10.3)
Net income (loss)                            (27.3)%           1.5%      (10.3)%

FOR THE YEARS ENDED JULY 31, 1997, 1998, AND 1999

Revenues

         Consolidated revenues decreased from $191.0 million in fiscal 1997 to $179.7 million in fiscal 1998 and to $151.6 million in fiscal 1999.

         Revenues for the year ended July 31, 1998 decreased in comparison with revenues for the year ended July 31, 1997 due to Merger transition issues. During the year ended July 31, 1998, we combined the sales forces of VTEL and CLI, migrated to a single product platform by eliminating the former CLI platform, and combined the management and operations of the two companies into a single organization. The primary reason for the decrease in revenues during fiscal 1999 was the result of a decrease in unit sales of our large group visual communications systems. The decline in revenues is also attributed to delays or shifts in purchasing decisions of customers resulting from new product announcements by VTEL and its competitors. We have determined that trends presented by our customer base indicate shifts of capital spending. It appears that customers may be delaying their purchase decision for large group systems while they evaluate the impact of converting from videoconferencing systems which currently run on digital (ISDN) type phone lines to systems which run on Internet Protocol (IP) packet based networks. We anticipate that this trend will reverse itself as we release products in fiscal 2000 that provide an IP network solution.

         We differentiate our operations between product and service. We feel that our service capabilities set us apart from our competitors. Service revenues have continued to increase over the last three fiscal years, and for the years ended July 31, 1997, 1998, and 1999, services have represented 21%, 25% and 30%, respectively, of total revenues. Margins associated with our service operations have continued to increase, for the years ended July 31, 1997, 1998 and 1999, gross margins for services increased to 28%, 36% and 37%, respectively.

         International sales as a percentage of total consolidated product revenues were, 26%, 24% and 22% for the years ended July 31, 1997, 1998, and 1999. These revenue percentages represent export sales from our domestic operations, as well as sales from our foreign subsidiaries. The general decline in international sales over the three year period can be attributed to many factors including the economic decline in the Far East and competition from foreign producers of competing videoconferencing systems in Europe as well as the Far East.

         VTEL primarily sells its products through resellers. For the years ended July 31, 1997, 1998 and 1999 reseller sales were 75%, 77% and 80% of product sales, respectively.

         One of VTEL's initiatives is to grow revenues from non-U.S. markets. Non-U.S. operations are subject to certain risks inherent in conducting business abroad including price and currency exchange fluctuations and restrictive government actions. We believe our foreign currency exposure to be relatively low as foreign sales are predominantly in U.S. dollars. We use currency hedging programs that utilize foreign currency forward contracts on a limited basis and review the credit worthiness of our customers to mitigate foreign currency exchange and credit risk. There can be no assurance that our foreign currency hedging program will effectively hedge foreign currency exchange risk (see also "Market Risk" below).

         While we strive for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. Consistent with many companies in the technology industry, our business model is characterized by a very high degree of operating leverage. Our expense levels are based, in part, on our expectations as to future revenue levels, which are difficult to predict partly due to VTEL's strategy of distributing its products primarily through resellers. Because expense levels are based on our expectations as to future revenues, our expense base is relatively fixed in the short term. If revenue levels are below expectations, operating results may be materially and adversely affected and net income is likely to be disproportionately adversely affected. In addition, our quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by VTEL or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers. There can be no assurance that we will be able to increase or even maintain our current level of revenues on a quarterly or annual basis in the future.

Gross margin

         Gross margins were 39%, 47% and 44% for the years ended July 31, 1997 ,1998, and 1999 respectively.

         During the year ended July 31, 1997 VTEL's restated combined revenues consisted of a higher proportion of revenues from CLI, which resulted in a lower gross margin on a combined basis. The higher proportion of product revenues from the large group visual communications systems using the ESA platform resulted in a higher blended gross margin for the year ended July 31, 1998 as compared to the year ended July 31, 1998. The lower gross margin percentage for the year ended July 31, 1999 was the result of the shift by our customers to the purchase of lower margin product segments as well as lower average sales prices brought on by competitive price pressure. Gross product margins were also adversely affected by excess manufacturing capacity as unit sales were lower than initially anticipated. As we continue to grow our Global Services division, the associated service and systems integration revenues which generally carry a lower gross margin than our product revenues, may contribute to overall downward gross margin pressure.

         While many customers continue to delay the purchase of higher cost large group systems, some are shifting to the purchase of lower cost small group systems in order to maintain their visual communications networks with only a moderate continued investment during the perceived industry transition. We believe this transition will be driven by the shift to visual communications systems which function within an IP network environment. As such, we anticipate that lower gross margins will be offset by stronger unit sales as IP networks proliferate.

         We expect gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products, which may carry a lower gross margin. We expect that overall price competitiveness in the industry will continue to become more intense as users of visual communication systems attempt to balance performance, functionality and cost. Our gross margin is subject to fluctuation based on pricing, production costs and sales mix.

Selling, general and administrative

         Selling, general and administrative expenses of $60.9 million in fiscal 1999 decreased by 6% from $64.8 million in fiscal 1998, which decreased by 1% from $65.4 million in fiscal 1997. Selling, general and administrative expenses were 34%, 36% and 40% of revenues for the years ended July 31, 1997, 1998 and 1999.

         Selling, general and administrative expenses as a percentage of revenue increased from the year ended July 31, 1997 to the year ended July 31, 1998. The proportionate increase was due to investments made during the year ended July 31, 1998 related to marketing and branding campaigns which were designed to provide brand awareness for VTEL's products and to establish VTEL as an industry leader in visual communications. Additionally, Merger transition issues related to the combination of the sales forces of VTEL and CLI contributed to an increase in selling, general and administrative expenses without a proportionate increase in revenues.

         Selling, general and administrative expenses as a percentage of revenue increased from the year ended July 31, 1998 to the year ended July 31, 1999 despite a decline in total expenses. VTEL's expense levels were based, in part, on expectations as to revenue levels. Because expense levels were based on our expectations of future revenues, our expense base is relatively fixed in the short term. For this reason, the selling, general and administrative expenses were higher, as a percentage of revenues, for fiscal 1999 as compared to prior periods.

Research and development expense

         Research and development expenses of $18.0 million in fiscal 1999 decreased by 9.5% from $19.9 million in fiscal 1998, which decreased by 18.7% from $24.5 million in 1997. Research and development expenses were 12.8%, 11.1% and 11.8% of revenues for the years ended July 31, 1997, 1998, and 1999. Merger-related expenses recorded during the year ended July 31, 1997 included a $3.2 million charge for the write-off of capitalized research and development cost incurred by CLI for products that were discontinued subsequent to the Merger. Efficiencies were realized by combining the research and development efforts of VTEL and CLI subsequent to the Merger and the Company migrated to a single product platform by eliminating CLI's product platform. The research and development capabilities of both companies were then focused on a single platform such that Company could make a larger investment in its ESA(TM) platform while reducing the overall research and development expenses of the combined companies. Additionally, during the year ended July 31, 1998, we capitalized $0.98 million of software development costs related to new product developments resulting in a reduction in research and development expenses recorded during the year.

         The decrease in research and development expense from the year ended July 31, 1998 to the year ended July 31, 1999 reflects the capitalization of software development costs totaling $6.4 million. Research and development projects being capitalized are related to the new user interface software included with our next generation of video conferencing systems and software for video conferencing solutions over IP networks. In October 1999, the user interface software was released with our new Galaxy(TM) line of visual communication systems. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time of release, the capitalized software will be amortized over the estimated economic life of the related projects. During the year ended July 31, 1999, research and development expenses included a charge for in-process research and development related to the acquired assets of Vosaic (see "Acquisition" below). As part of the valuation associated with Vosaic, we recorded a charge to research and development expense of $474,000. The charge is based on our estimate of purchase price associated with research and development on projects that were in-process at the time of acquisition. The charge for research and development that was in-process relates to the next generation video streaming product that was approximately 20% complete at the date of acquisition.

         The market for VTEL's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. New products are generally characterized by increased functionality and better picture quality at lower bandwidths and at reduced prices. The introduction of products, by either VTEL or its competitors, embodying new technology and the emergence of new industry standards may render existing products obsolete and unmarketable. Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and prices acceptable to the market will be a significant factor in VTEL's ability to grow and to remain competitive. Although the percentage of revenues invested in research and development may vary from period to period, VTEL is committed to investing in its research and development programs.

Merger and other expense

         Merger and other expense decreased from $29.4 million in fiscal 1997 to a $1.5 million credit to income in fiscal 1998 and a $0.2 million credit to income in fiscal 1999. Merger and other expenses of $29.4 million recorded during fiscal 1997 consisted of transaction expenses of $5.7 million and restructuring and other expenses of $23.7 million. See Note 1 to the Consolidated Financial Statements.

         In connection with the Merger, we made the decision to discontinue the CLI product-line and made the transition to a single product platform, VTEL's Enterprise Series Architecture (ESA) platform. We also made the decision to reduce duplicate operating functions, which resulted in a reduction in the workforce of CLI. The merger transition plan also resulted in a charge in fiscal 1997 for the obsolescence of all the remaining CLI inventory related to the discontinued products ($3.5 million) and the impairment of excess and unproductive assets ($9.0 million). Asset impairment was determined by estimating the lower of the asset's carrying amount or fair value less cost to sell.

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

         During the year ended July 31, 1999, the final significant contingent liabilities, involving litigation in which CLI was a defendant, were either settled or dismissed in court. Final Merger related payments totaling $1.3 million were paid during 1999. In addition, we recorded a note payable to Philips Electronics North America Corporation for $0.3 million as part of terms of that settlement agreement. Since no determinable contingent liabilities remained in relation to the Merger, the final balance of accrued liabilities totaling $0.2 million were returned as a credit to the Consolidated Statement of Operations.

Restructuring Activities

         In November 1998, management adopted a restructuring plan that is intended to match the size and complexity of the organization with our planned path. The plan included the involuntary reduction of 138 employees in 1999. Terminations were generally made in all departments, including manufacturing, sales, management and accounting, and were effective immediately for most employees upon announcement. We also made the decision to reduce operating costs by exiting other activities and reducing related overhead costs. These activities included the closure of certain field sales offices and our Sunnyvale, California spare parts depot.

         As a result of the restructuring, we recorded a charge of $3.1 million during the year ended July 31, 1999. As of July 31, 1999, substantially all of the termination and severance benefits had been paid. The transition of the spare parts depot in Sunnyvale was completed during 1999.

         The following schedule summarizes the components and activities of the restructuring plan:

                                                                      BALANCE
                               RESTRUCTURING    EXPENDITURES         ACCRUED AT
                                  CHARGE          INCURRED         JULY 31, 1999

Termination and severance
 benefits                        $ 2,311           $ 2,293             $ 18
Facility closure and other
 (primarily non-cancelable
 lease obligations)                  769               769                -
                                 -------           -------             ----
                                 $ 3,080           $ 3,062             $ 18
                                 =======           =======             ====

Interest income and expense

         Interest income was $2.7 million, $1.2 million and $.8 million for the years ended July 31, 1997, 1998, and 1999, respectively. Changes in interest income are based on interest rates earned on invested cash and cash balances available for investment. The decrease in interest income during fiscal 1998 is the result of the reduced cash balances due to Merger related expenditures incurred and primarily is the result of reduced cash balances due to operating losses during fiscal 1999.

         Interest expense was $1.6 million, $0 and $0.9 million for the years July 31, 1997, 1998 and 1999 respectively. Interest expense for the year ending July 31, 1997 relates almost entirely to VTEL's wholly-owned subsidiary, CLI, which relied on lines of credit to fund working capital and capital investment requirements. No interest expense was incurred during fiscal 1998 as we repaid all outstanding debt prior to July 31, 1997. Interest expense during fiscal 1999 relates to borrowings under our line of credit as well as interest paid on notes payable.

Income taxes

         We have experienced substantial changes in ownership as defined by the Internal Revenue Code. These changes result in annual limitations of the amount of net operating loss carryforward generated prior to each change which can be utilized to offset future taxable income. As a result of the ownership change at CLI at the date of the Merger, a portion of CLI's net operating loss carryforward generated prior to the Merger will never be available to offset future taxable income due to the effect of the annual limitation and the expiration of the related net operating losses. Therefore, the unavailable portion of the net operating loss carryforward is not considered in determining the deferred tax asset at July 31, 1999.

         At July 31, 1999, VTEL had total domestic net operating loss carryforwards of $113,948 ($40,530 and $73,418 for VTEL and CLI, respectively). The portions of these carryforwards available for utilization during fiscal 2000 (in consideration of the annual limitations) are $83,048. Additional net operating losses created prior to the changes in control of $2,574 become available in each subsequent year and accumulate if not used until such net operating losses expire.

         Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a full valuation allowance against our net deferred tax asset. Accordingly, no deferred tax benefit has been recorded for the years ended July 31, 1997, 1998 and 1999.

Discontinued operation

         In November 1995, VTEL's wholly-owned subsidiary, CLI, adopted a plan to discontinue operation of its broadcast products division and focus its efforts and resources in developing and marketing videoconferencing products. In June 1996, CLI completed the sale of certain assets of its broadcast products division. During the year ended July 31, 1997, CLI revised the amount of loss associated with disposing of the broadcast products division and recorded an additional charge of $7.8 million, primarily due to additional at-risk receivables that were subsequently identified (see Note 7 to the Consolidated Financial Statements). No activity related to discontinued operation was recorded in either fiscal 1998 or 1999.

Net income (loss)

         VTEL generated a net loss from continuing operations of $44.3 million for the year ended July 31, 1997. In fiscal 1998, we recorded net income from continuing operations of $2.8 million. For the year ended July 31, 1999 we generated a net loss of $15.6 million. The large net loss incurred for the year ended July 31, 1997 was due substantially to charges of $29.4 million taken related to the Merger (see Note 1 to the Consolidated Financial Statements). We generated net income during fiscal 1998 as a result of a reduction of operating expenses which was greater than the decline in revenues and several nonrecurring events. Additionally, we generated income of approximately $1.3 million (net of expenses) from a planned non-recurring real estate transaction which eliminated duplicate corporate headquarter facilities. Due to the favorable resolution of certain Merger-related issues during the year ended July 31, 1998, we were able to record a net credit to income of approximately $1.5 million due to the reversal of certain Merger and other accruals that were recorded as of July 31, 1997.

         The loss generated during fiscal 1999 was the result of lower revenues due to a decline in the demand for large group video conferencing systems. Since expense levels are based to a large extent on revenue expectations we experienced significant losses during the first and second quarters of the year after which we were able to complete its restructuring (see "Restructuring Activities") and align more closely its expense levels with projected revenue.

Other factors affecting results of operations

         VTEL's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market segment, introduction of new products by competitors, increased competition due to the entrance of other companies into the videoconferencing market segment especially more established companies with greater resources than ours, delay in the introduction of higher performance products, market acceptance of new products introduced by VTEL, price competition, interruption of the supply of low-cost products from third-party manufacturers, changes in general economic conditions in any of the countries in which we do business, adverse legal disputes and delays in purchases relating to federal government procurement.


         Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, our past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of VTEL's Common Stock in any given period. Also, we participate in a highly dynamic industry which often contributes to the volatility of VTEL's Common Stock price.

         On October 1, 1999, VTEL filed Form 8-K in which we restated our Consolidated Statement of Operations for the quarters ended October 31, 1998, January 31, 1999 and April 30, 1999. The restatements are attributed to non-cash adjustments made to certain depreciation and amortization accounts, inventory accounts, and to the reversal of final acceptance revenues for certain Chinese orders in which final cash payment has not yet been received. The unaudited quarterly financial results are included in Note 15 of the accompanying Consolidated Financial Statements.

          Further, this Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that relate to future results or events and are based on our current expectations. There are many factors that affect our business and results of operations, all of which involve risks and uncertainties that could cause actual results to differ materially from those reflected in those forward-looking statements, including the risks discussed above and elsewhere herein.

Liquidity and capital resources

         At July 31, 1999, we had working capital of $28.1 million, including $12.1 million in cash, cash equivalents and short-term investments. Cash used by operating activities was $15.2 million for the year ended July 31, 1997. Cash provided by operating activities was $19.8 million for the year ended July 31, 1998. Cash used by operating activities was $10.7 million for the year ended July 31, 1999. Changes in cash from operating activities are primarily the result of the net losses or income generated and changes in working capital, primarily increases and decreases in accounts receivable, inventories and accounts payable.

         Cash provided by investing activities was $23.3 million for the year ended July 31, 1997 as compared to cash used in investing activities of $10.6 million for the year ended July 31, 1998. During fiscal 1997, cash provided by investing activities was primarily due to the net sale of investments to finance our operations during the period, which included large cash requirements associated with the Merger. During fiscal 1998 cash used in investing activities was primarily the result of expenditures related to leasehold improvements in Austin and Sunnyvale, the implementation of its Enterprise Resource Planning System, our transaction processing and financial accounting system, and purchases of equipment. During fiscal 1999, we used $4.6 million in investing activities that were spent primarily to complete the acquisition of property and equipment and capitalize the costs associated with the research and development of our next generation of visual communication products. These were partially offset by the net sale and maturity of short-term investments.

         Cash used by financing activities was $5.1 million for the year ended July, 31 1997 as compared to cash provided by financing activities of $1.5 million for the year ended July 31, 1998 and cash provided by financing activities of $8.0 million for the year ended July 31, 1999. Cash used in financing activities during fiscal 1997 was primarily the result of the purchase of treasury stock by VTEL and the repayment of debt by our wholly-owned subsidiary, CLI, offset by the sale of preferred stock by CLI during the year ended July 31, 1997. Cash provided by financing activities for the year ended July 31, 1998 relates to the issuance of stock under VTEL's stock option and stock purchase plans (see Note 10 to our Consolidated Financial Statements). Cash provided by financing activities for the year ended July 31, 1999 relate to borrowing under our line of credit and is offset by the purchase of treasury stock and payments on notes payable.

         During fiscal 1997, we purchased 455,200 shares of our Common Stock for approximately $3.7 million. All of the repurchased shares were reissued during fiscal 1997 to fulfill requirements for VTEL's Common Stock. In February 1997, we terminated the stock repurchase program. During fiscal 1999 we initiated a new stock repurchase program and repurchased 526,000 shares of our Common Stock for $2.3 million. The repurchased shares have been used to fulfill requirements for VTEL's stock including stock option exercises or stock issuances under business combination transactions. No additional share repurchases are currently planned, although we are authorized to repurchase up to 1,474,000 additional shares.

         VTEL has a $20.0 million revolving line of credit with a banking syndi-cate. We have issued a letter of credit totaling $1.2 million under our revolving line of credit as a lease deposit on one of our facilities. At July 31, 1999 we have drawn $11.2 million under the syndicated line of credit. The line of credit is subject to loan covenants that require the maintenance of certain financial ratios. In the event we are unable to maintain these ratios in the future; additional advances under the line of credit may not be available.

         VTEL's principal sources of liquidity at July 31, 1999 consist of $12.1 million of cash, cash equivalents and short-term investments, amounts available under our revolving line of credit and the ability to generate cash from operations.

Legal Matters

          VTEL is the defendant or plaintiff in various actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

         Our wholly owned subsidiary, CLI, was previously involved in a legal dispute with Philips Electronics North America Corporation ("Philips"). On May 25, 1999, we announced a compromise settlement agreement between Philips and CLI. The settlement agreement, valued at less than $900,000 stipulates payment by CLI in the form of cash and a future payment under a note for $250,000 (see
Note 8 in the Consolidated Financial Statements), as well as warrants for VTEL common stock. These amounts had previously been accrued as part of the reserve for contingent liabilities related to the merger (See Note 1 in the Consolidated Financial Statements). In addition, the settlement mutually releases each party from all future claims, demands and causes of action.

Impact of Year 2000

         Many computer systems may experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. Prior to April 1999, we believed that our products were Year 2000 compliant with minor exceptions due to the incorporation of third party software such as Microsoft Windows(TM) which is Year 2000 compliant with minor exceptions. In April 1999, Microsoft announced that upgrades would be made available that will make Microsoft Windows(TM) Year 2000 compliant. The ability to make Windows(TM) compliant favorably affects VTEL customers who are using older video conferencing systems that run on Windows 95, 98 and NT(TM) software. We believe that all our products being shipped are Year 2000 compliant. Additionally, previous shipments of our current products can be made Year 2000 compliant through software patches or upgrades. While we are not currently aware of any other Year 2000 compliance issues with our products, no assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of their products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years.

         The Enterprise Resource Planning System was acquired in 1998. We have been assured by the vendor of our Enterprise Resource Planning System that the system is Year 2000 compliant. On August 1, 1999, the system began processing transactions in our fiscal year 2000. We began assessing Year 2000 issues and Year 2000 testing of other management information systems during fiscal 1998.

          We presently believe that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. It is not anticipated that there will be a significant increase in costs as much of the Year 2000 activities will be a continuation of the on-going process to improve all of our systems. We have estimated the total costs of Year 2000 compliance and related contingency planning to be $200,000. We have not accrued any amounts related to the expected costs as we intend to expense Year 2000 costs as they are incurred. We have plans to complete our internal risk assessment of Year 2000 issues and expect to complete our review of significant vendors and key business partners by November 15, 1999. Through the implementation of our Year 2000 compliant Enterprise Resource Planning Software and review of all computer hardware on our premises we are optimistic about our ability to continue to be able to conduct business on January 1, 2000. However, other factors that are beyond our control could potentially have a material effect on future financial results. Specific factors that might cause a material impact include, but are not limited to, electrical power outages that would disrupt operations, failure by third parties to timely convert their systems, and similar uncertainties. In addition, Year 2000 issues may impact our customer's ability to purchase products and therefore materially impact our future revenue stream. To the extent these potential revenue reductions cannot be anticipated and/or we cannot reduce operating expenses correspondingly, then we may experience severe unfavorable financial impact to our net income. We have asked our employees to be available during the transition period into 2000 as an additional measure to address any unexpected Year 2000 issues.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. We are required to adopt this standard in the first quarter of fiscal 2001. We expect that the adoption of SFAS No. 133 will not have a material impact on our financial position or our results of operations.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SoP) No. 98-5, "Reporting on the Costs of Start-up Activities", which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SoP is effective for VTEL on August 1, 1999. We estimate that the effect of adopting the SoP to be approximately $0.1 million which will be recorded as a cumulative change in accounting principle as reported in the results of operations during the first quarter of fiscal 2000.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We identify our principal market risks as foreign currency exchange rate fluctuations and interest rate risk related to long-term debt obligations. Foreign currency exchange rate fluctuations are mostly related to the settlement of net intercompany receivables due from our foreign subsidiaries. The amount of risk is mitigated by the practice of requiring where possible the repayment of such receivables in U.S. currency. In the normal course of business, we employ established policies and procedures to manage these risks. We use proceeds from debt obligations to support general corporate purposes including capital expenditures and working capital needs. Interest rate exposure is related to borrowings under the $20 million revolving line of credit facility. Interest rate exposure with regard to our investments is minor due to the short term nature of our maturities.

Foreign Exchange Risk

         Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, we utilize forward contracts to hedge our foreign currency exposure on firm commitments. The principal currencies hedged during fiscal year 1999 were the German mark, the Euro and Australian dollar. We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance our foreign currency hedging activities will offset the impact of substantial fluctuations in currency exchange rates on our results of operations and financial position.

The following are summarized market risks of forward contracts at July 31, 1999 by foreign currencies in which we do business:

(Thousands except contract rates)       Notional               Average          Unrealized
                                       Settlement             Contract             Gain
     Functional Currency                 Amount                 Rate              (Loss)
-------------------------------    -----------------       --------------     -------------
Euros                                    $ 2,261                  1.07             $ (19)

Australian Dollars                           452                  0.65                 1
                                         -------                  ----             -----
                                         $ 2,713                                   $ (18)
                                         =======                                   =====

                                                       * * *



                                           INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants                                                                         26

Financial Statements:

      Consolidated Balance Sheet as of July 31, 1998 and 1999                                             27

      Consolidated Statement of Operations for the years ended
           July 31, 1997, 1998 and 1999                                                                   28

      Consolidated Statement of Changes in Stockholders' Equity for the
           years ended July 31, 1997, 1998 and 1999                                                       29

      Consolidated Statement of Cash Flows the years ended July 31, 1997, 1998 and 1999                   30

      Notes to Consolidated Financial Statements                                                          31

Financial Statement Schedules:

      Schedule II - Valuation and Qualifying Accounts                                                     56

      Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
 Stockholders of VTEL Corporation


         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VTEL Corporation and its subsidiaries at July 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Austin, Texas
September 24, 1999

VTEL CORPORATION

CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share data)

-----------------------------------------------------------------------------------------------------------



                                                                                1998                  1999
ASSETS
Current assets:
     Cash and equivalents                                                    $ 15,191              $  7,805

     Short-term investments                                                    14,484                 4,308

     Accounts receivable, net of allowance for doubtful
       accounts of $9,447 and $1,223 at
       July 31, 1998 and July 31, 1999                                         40,527                38,291

     Inventories                                                               12,951                15,553

     Prepaid expenses and other current assets                                  2,533                 2,320
                                                                             --------              --------
         Total current assets                                                  85,686                68,277

Property and equipment, net                                                    28,106                29,704

Intangible assets, net                                                         11,812                15,841

Capitalized software                                                              984                 7,351

Other assets                                                                    2,701                 2,918
                                                                             --------              --------
                                                                             $129,289              $124,091
                                                                             ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $ 22,600              $ 18,375

     Accrued merger and other expenses                                          1,741                     -

     Accrued compensation and benefits                                          5,258                 4,916

     Other accrued liabilities                                                  2,791                 3,555

     Notes payable, current portion                                                                   2,234

     Deferred revenue                                                          11,793                11,062
                                                                             --------              --------
         Total current liabilities                                             44,183                40,142

Long-term liabilities:
     Borrowings under  line of credit                                               -                11,200

     Notes payable                                                                  -                   554

     Other long-term obligations                                                3,848                 4,176
                                                                             --------              --------
         Total long-term liabilities                                            3,848                15,930


VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 13)                                             -                     -

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000
       authorized; none issued or outstanding                                       -                     -

     Common stock, $.01 par value; 40,000,000 authorized;
       23,227,000 and 24,423,000 issued at July 31, 1998
       and July 31, 1999                                                          232                   244

     Additional paid-in capital                                               256,594               260,057

     Accumulated deficit                                                     (175,455)             (191,665)

     Unearned compensation                                                        (76)                 (385)

     Stock subscriptions receivable                                                 -                  (150)

     Accumulated other comprehensive loss                                         (37)                  (82)
                                                                             --------              --------
         Total stockholders' equity                                            81,258                68,019
                                                                             --------              --------
                                                                             $129,289              $124,091
                                                                             ========              ========

                                The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE
                                                                                      YEARS ENDED JULY 31,
                                                                            1997              1998              1999
REVENUES:
  Products                                                                $ 150,791       $ 134,775           $ 105,520
  Services and other                                                         40,232          44,909              46,082
                                                                      -----------------  ----------------  ----------------
     Total revenues                                                         191,023         179,684             151,602
                                                                      -----------------  ----------------  ----------------

COST OF SALES:
  Products                                                                   87,231          65,811              55,167
  Services and other                                                         29,090          28,916              29,197
                                                                      -----------------  ----------------  ----------------
     Total cost of sales                                                    116,321          94,727              84,364
                                                                      -----------------  ----------------  ----------------
  Gross margin                                                               74,702          84,957              67,238
                                                                      -----------------  ----------------  ----------------
OPERATING EXPENSES:
  Selling, general and administrative                                        65,399          64,802              60,855
  Research and development                                                   24,460          19,892              17,951
  Merger and other                                                           29,397          (1,536)               (235)
  Amortization of intangible assets                                             960             960               1,271
  Restructuring expense                                                           -               -               3,080
                                                                      -----------------  ----------------  ----------------
     Total operating expenses                                               120,216          84,118              82,922
                                                                      -----------------  ----------------  ----------------

  Income (loss) from operations                                             (45,514)            839             (15,684)
                                                                      -----------------  ----------------  ----------------
OTHER INCOME (EXPENSE):
  Interest income                                                             2,736           1,242                 792
  Interest expense and other                                                 (1,505)            735                (723)
                                                                      -----------------  ----------------  ----------------
                                                                              1,231           1,977                  69
                                                                      -----------------  ----------------  ----------------

Net income (loss) before provision
  for income taxes                                                          (44,283)          2,816             (15,615)

Benefit (provision) for income taxes                                             12             (37)                 50
                                                                      -----------------  ----------------  ----------------
 Net income (loss) from continuing  operations                              (44,271)          2,779             (15,565)
                                                                      -----------------  ----------------  ----------------
DISCONTINUED OPERATION:
  Net loss from discontinued operation                                       (7,783)              -                   -
                                                                      -----------------  ----------------  ----------------
Net income (loss)                                                         $ (52,054)      $   2,779           $ (15,565)
                                                                      =================  ================  ================
COMPUTATION OF NET INCOME (LOSS) PER SHARE:

Net income (loss) from continuing operations                              $ (44,271)      $   2,779           $ (15,565)
Deemed preferred stock dividend related to
  conversion discount                                                        (2,527)              -                   -
                                                                      -----------------  ----------------  ----------------

Adjusted net income (loss) from continuing operations                       (46,798)          2,779             (15,565)

Net income (loss) from discontinued operation                                (7,783)              -                   -
                                                                      -----------------  ----------------  ----------------

Net income (loss) applicable to common stock                              $ (54,581)      $   2,779           $ (15,565)
                                                                      =================  ================  ================
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations                                  $   (2.10)      $    0.12           $   (0.66)
Income (loss) from discontinued operation                                     (0.35)              -                   -
                                                                      -----------------  ----------------  ----------------
Net income (loss) per share                                               $   (2.45)      $    0.12           $   (0.66)
                                                                      =================  ================  ================

Weighted average shares outstanding:
  Basic                                                                      22,255          23,057              23,509
                                                                      =================  ================  ================
  Diluted                                                                    22,255          23,458              23,509
                                                                      =================  ================  ================

                                     The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands)

-------------------------------------------------------------------------------------------------------------------------------


                                   COMMON STOCK          ADDITIONAL                                ACCUMULATED       TOTAL
                            ---------------------------
                              NUMBER OF                    PAID-IN                                    OTHER      STOCKHOLDERS'
                                                                       ACCUMULATED                COMPREHENSIVE
                               SHARES        AMOUNT        CAPITAL       DEFICIT        OTHER      INCOME (LOSS)    EQUITY
                            ------------- ------------- -------------- ------------- ------------- ------------  --------------
  BALANCE AT JULY 31, 1996      21,498      $    215     $  245,585    $ (123,713)   $         -    $      151     $ 122,238
    Proceeds from sale of
      stock                      1,258            13          7,703             -              -             -         7,716
    Proceeds from stock
      issued under employee
      plans                        572             1          2,503             -              -             -         2,504
    Purchase and issuance
      of treasury stock           (455)            -         (1,275)       (2,467)             -             -        (3,742)
    Unearned compensation            -             -            364             -           (364)                          -
    Amortization of
      unearned compensation          -             -              -             -            249             -           249
    Net loss                         -             -              -       (52,054)                           -
    Foreign currency
      translation adjustment         -             -              -             -              -          (146)
    Comprehensive loss                                                                                               (52,200)
                            ------------- ------------- -------------- ------------- ------------- ------------  --------------

  BALANCE AT JULY 31, 1997      22,873           229        254,880      (178,234)          (115)            5        76,765
    Proceeds from stock
      issued under employee
      plans                        344             3          1,473             -              -             -         1,476
    Common stock issued
      for acquisition               10             -            153             -              -             -           153
    Unearned compensation            -             -             88             -            (88)                          -
    Amortization of
      unearned compensation          -             -              -             -            127             -           127
    Net income                       -             -              -         2,779              -             -
    Foreign currency
      translation adjustment         -             -              -             -              -           (42)
    Comprehensive income                                                                                               2,737
                            ------------- ------------- -------------- ------------- ------------- ------------  --------------

  BALANCE AT JULY 31, 1998      23,227           232        256,594      (175,455)           (76)          (37)       81,258
    Proceeds from stock
      issued under
      employee plans                47             1            103             -              -             -           104
    Purchase of  treasury
      stock                       (526)            -         (2,265)            -              -             -        (2,265)
    Issuance of  treasury
      stock under employee
      plans                        357             -          1,438          (645)             -             -           793
    Treasury stock issued for
      acquisition                  169             -            826             -              -             -           826
    Common stock issued for
      acquisitions               1,149            11          2,596             -              -             -         2,607
    Warrants issued in legal
      settlement [Note 13]           -             -             52             -              -             -            52
    Stock subscriptions
      receivable                     -             -            150             -           (150)            -             -
    Unearned compensation            -             -            563             -           (563)            -             -
    Amortization of unearned
      compensation                   -             -              -             -            254             -           254
      Net loss                       -             -              -       (15,565)             -             -
      Foreign currency
        translation adjustment       -             -              -             -              -           (45)
    Comprehensive loss                                                                                               (15,610)

  BALANCE AT JULY 31, 1999      24,423      $    244     $  260,057    $ (191,665)   $      (535)   $      (82)    $  68,019
                            ============= ============= ============== ============= ============= ============  ==============


                          The accompanying notes are an
                                  integral part
                   of these consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                             FOR THE YEARS ENDED JULY 31,
                                                                          1997          1998           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $  (52,054)    $   2,779      $  (15,565)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operations:
       Depreciation and amortization                                    12,667         8,870          11,797
       Provision for doubtful accounts and returns                       4,145          (119)            436
       Amortization of unearned compensation                               249           127             254
       Gain on sale of fixed assets                                          -             -            (132)
       Foreign currency translation gain (loss)                             (3)          112              88
       Decrease in accounts receivable                                     106         3,299           2,206
       (Increase) decrease in inventories                                7,064        10,758          (1,294)
       (Increase) decrease in prepaid expenses and other
           current assets                                                 (492)          358             220
       Increase (decrease) in accounts payable                           5,005        (3,099)         (5,539)
       Increase (decrease) in accrued expenses                           6,535        (5,505)         (2,967)
       (Decrease) in research and development advance                       (5)            -               -
       Increase (decrease) in deferred revenues                          2,195         2,172            (178)
       Decrease in accrued expenses, discontinued operation               (657)            -               -
          Net cash provided by (used in) operating activities      -------------  -------------  --------------
                                                                       (15,245)       19,752         (10,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                               (391,628)     (247,223)       (150,828)
    Sales and maturities of short-term investments                     419,636       253,038         161,004
    Purchases of property and equipment                                (18,781)      (15,835)         (8,778)
    Sales of property and equipment                                     11,208           260           1,441
    Cash paid for acquired assets (Note 3)                                   -             -            (231)
    Issuance of notes receivable                                             -             -            (750)
    (Increase) decrease in capitalized software                          3,561          (984)         (6,367)
    (Increase) decrease in other assets                                   (745)          104             (67)
          Net cash provided by (used in) investing activities      -------------  -------------  --------------
                                                                        23,251       (10,640)         (4,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                                  8,044         1,476             104
    Purchase of treasury stock                                          (3,742)            -          (2,265)
    Proceeds from the sale of treasury stock                             1,275             -             793
    Borrowings under line of credit agreements                               -             -          11,200
    Payments on notes payable                                                -             -          (1,835)
    Repayment of short-term debt                                       (10,656)            -               -
           Net cash provided by (used in) financing activities     -------------  -------------  --------------
                                                                        (5,079)        1,476           7,997

Effect of translation exchange rates on cash                              (143)         (154)           (133)
                                                                   -------------  -------------  ---------------
Net increase (decrease) in cash and equivalents                          2,784        10,434          (7,386)

Cash and equivalents at beginning of period                              1,973         4,757          15,191
                                                                   -------------  -------------  ---------------
Cash and equivalents at end of period                               $    4,757     $  15,191      $    7,805
                                                                   =============  =============  ===============
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                       $    1,582     $       -      $      775
Non-cash transactions
Stock issued for acquired assets (Note 3)                                    -           153           3,433
Notes payable issued for acquired asset                                      -           837           4,373
Issuance of stock warrants and note in legal settlement (Note 13)            -             -             302
Issuance of restricted stock to employees (Note 10)                          -             -             563
Stock issued in lieu of repayment of research and development
     advance                                                               901             -               -



                   The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

1.       THE COMPANY

         VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets, services and supports integrated, multi-media visual communication systems which operate over private and switched digital communication networks. VTEL distributes its systems to a domestic and international marketplace through a reseller network and directly to end-user customers.

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

         The acquisition was accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated for the period ended July 31, 1997 to include the accounts of CLI. Revenues, net income
(loss) from continuing operations and net income (loss) of the separate companies for the 1997 period were as follows:

                                                                   VTEL            CLI              TOTAL
                                                                -----------    -------------     -------------
         YEAR ENDED JULY 31, 1997 *
            Revenues                                                $124,438         $ 66,585           $191,023
            Net loss from continuing operations **                       556          (44,827)           (44,271)
            Net loss                                                    (508)         (51,546)           (52,054)

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

         The major components of the asset impairment recorded at July 31, 1997 are as follows:

         Write-down of recorded value of discontinued  CLI inventory
         due to discontinuance of the CLI product line                $   3,500

         Write-off of capitalized  software development costs due to      3,200
         discontinuance of the CLI product line

         Write-off  of  purchased  software  deemed  redundant  as a      1,300
         result of the Merger

         Write-off of unproductive CLI assets (primarily  furniture,      2,800
         fixtures, equipment and leasehold improvements) due to workforce reduction subsequent to the Merger

         Reserve for uncollectible receivables related to sales of        1,669
         products which were subsequently discontinued and no
         longer supported
                                                                      ----------
              Total                                                   $  12,469
                                                                      ==========

         Contingent liabilities of $5.2 million accrued at July 31, 1997 reflect amounts accrued for the discharge of pending and threatened litigation against the Company's wholly-owned subsidiary, CLI, and amounts accrued to discharge known and probable vendor disputes related to CLI. These amounts include management's estimate of the probably costs expected to be incurred to settle, discharge or litigate the matters.

         Other restructuring charges of $2.5 million include $1.6 million related to the cancellation of purchase commitments that had no future economic benefit to the discontinued CLI product-line and costs associated with the closure of redundant facilities.

         Changes to accrued merger and other and the reserve for asset impairments during the year ended July 31, 1999 were as follows:


                             BALANCE AT       PAID IN         DISPOSALS       REVERSED        BALANCE AT
                              JULY 31,         FISCAL         IN FISCAL       IN FISCAL        JULY 31,
                               1998             1999            1999            1999             1999
ASSET IMPAIRMENTS            $      382      $      -        $     382       $      -         $       -
                             ============    ===========     ============    ============     ============

ACCRUED MERGER AND
  OTHER EXPENSES:
Reserve for
  contingent liabilities     $    1,484      $ 1,249         $       -       $    235*        $       -

Severance and
   termination benefits             257          257                 -              -                 -
                             ------------    -----------     ------------    ------------     ------------
                             $    1,741      $ 1,506         $       -       $    235         $       -
                             ============    ===========     ============    ============     ============

                                    *   During the fiscal year ended July 31, 1999, the remaining litigation claims involving CLI were either dismissed in court or settled with the plaintiff.  The remaining reserves for contingent liabilities were credited to income.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of VTEL's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, warranty reserves, the valuation allowance for the gross deferred tax asset, contingency reserves, lives of fixed assets and the amortization period for intangible assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Software development costs are amortized (a) over the estimated life of the related product (generally thirty months), using the straight-line method or (b) based on the ratio of current revenues from the related products to total estimated revenues for such products, whichever is greater.

         The Company capitalized internal software development costs of $1,622, $984 and $6,367 for the years ended July 31, 1997, 1998 and 1999, respectively. Amortization of such costs was $1,827, $50 and zero for the years ended July 31, 1997, 1998 and 1999, respectively. In connection with the Merger, the Company recorded an impairment charge of $3,218 related to capitalized software development costs during the year ended July 31, 1997 due to the elimination of the product line to which the capitalized software development costs related.

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

         The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 1998 and 1999, all investment securities are classified as available-for-sale. No unrealized gains or losses have been recorded as a separate component of equity for the current period or prior year as market values approximate cost due to the short-term nature of the investments.

         Inventories

         Inventories are stated at the lower of cost (weighted average cost which approximates the first-in, first-out method) or market. Cost includes the acquisition of purchased components, parts and sub-assemblies, labor and overhead.

         Property and Equipment

         Property and equipment is recorded at cost. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems, and engineering, and is recorded at manufactured cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years, or over the lease term or life of the improvement of the respective assets, as applicable. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic lives of property and equipment and will make adjustments according to the latest information available.

         In accordance with Statement of Position ("SoP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for internal Use," the
Company capitalized $0.8 million of internal costs associated with the implementation of the Oracle Enterprise Resource Planning Software System, the Company's management resource planning, transaction processing and financial accounting system, during the year ended July 31, 1998.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

         Intangible Assets

         Intangible assets include the goodwill that results from various acquisitions of the Company (see Note 3) as well as other intangibles, including acquired technology. Goodwill is associated with the acquisition of the Company's Global Services unit, Vosaic and its subsidiaries in France and
Germany. Amortization periods for the intangibles associated with these acquisitions range from 3 to 15 years. In accordance with Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets," the Company periodically evaluates the amortization period associated with the acquired intangible assets based upon anticipated periods of future benefit. The Company evaluates factors such as loss of employees with key or unique skills, the Company's ability to continue to successfully utilize the specialized knowledge acquired and other relevant factors which could require revision of the estimate of the amortization period. Appropriate adjustments, if any, to the amortization period will be made prospectively based upon such periodic evaluation. Accumulated amortization of intangibles was $2,554 and $3,817 at July 31, 1998 and 1999.

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

         Net Income (Loss) Per Share

          The Company reports earnings per share under SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. All historical earnings per share data have been restated to conform to the current year presentation.

         The calculation of the number of weighted average shares outstanding for basic and dilutive earnings (loss) per share for each of the periods presented is as follows:

                                                        FOR THE YEARS ENDED
                                                             JULY 31,
                                                    1997      1998      1999

Weighted average shares
   Outstanding - basic                             22,255    23,057    23,509
                                                  -------   -------   -------
Effect of Dilutive Securities:
  Stock options                                         -       400         -
  Warrants to purchase common stock                     -         1         -
                                                  -------   -------   -------
      Dilutive potential common shares                  -       401         -
                                                  -------   -------   -------
Weighted average shares
    outstanding - diluted                          22,255    23,458    23,509
                                                  =======   =======   =======
  Antidilutive securities                           3,648     1,764     4,457
                                                  =======   =======   =======

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

         Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, including cash and equivalents, short-term investments and short-term trade receivables, payables, and debt, approximates fair value. The fair value of the Company's foreign currency forward contracts is determined at July 31, 1998 and 1999 based on quoted market rates. The carrying amount of short-term investments approximates fair value because of the short maturity and nature of these instruments. The Company places its cash in investment quality financial instruments and limits the amount invested in any one institution or in any type of instrument. The Company has not experienced any significant losses on its investments.

         Long-lived Assets

         The Company evaluates its long-lived assets and intangibles based on guidance provided by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes no impairment exists at July 31, 1999.

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

         Treasury Stock

         The Company accounts for its treasury stock purchases and issuances using the cost method.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

         Comprehensive Income

         During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for reporting comprehensive income and its components. The Company's comprehensive income
(loss) is shown on the Company's Statement of Changes in Stockholders' Equity and is comprised of net income (loss) and foreign currency translation adjustments.

         Segment Information

          The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended July 31, 1999. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information as and has been used for all years presented in these financial statements (Note 14).

         Recent Accounting Pronouncements

         In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal 2001. The Company expects that the adoption of SFAS No. 133 will not have a material impact on it financial position or its results of operations.

        In April 1998, American Institute of Certified Public Accountants issued SoP No. 98-5, "Reporting on the Costs of Start-up Activities", which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SoP is effective for the Company on August 1, 1999. The Company estimates that the effect of adopting the SoP to be approximately $100 which will be recorded as a cumulative change in accounting principle in the results of operations during the first quarter of fiscal 2000.

3.       ACQUISITIONS

         The Company consummated the acquisition of certain of the assets of the videoconferencing division of one of its German resellers effective July 1, 1998. The consideration paid by the Company consisted of restricted stock, warrants, a note payable, and the assumption of certain payables and other liabilities totaling approximately $1,871. During fiscal 1999, the Company completed the acquisition of one of its French resellers primarily through the issuance of restricted stock for approximately $826.

         On March 9, 1999, the Company completed the acquisition of substantially all of the assets of Vosaic LLP, an Internet video software and technology company for $3.2 million in cash, stock and warrants. The transaction has been accounted for as a purchase of assets. The acquisition involved the issuance of 1,149,000 shares (equivalent to approximately 5% of the outstanding

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

shares of the Company's stock as of March 9, 1999). The common shares have been registered with the Securities Exchange Commission as of May 14, 1999. Of these shares, 200,000 are to be held in escrow and an additional, 350,000 warrants remain unearned pending the completion of certain obligations by Vosaic LLP.

4.       INVENTORIES

         Inventories consist of the following:

                                                             JULY 31,
                                                        1998            1999

         Raw materials                                $ 5,938         $ 8,595
         Work-in-process                                  517           1,504
         Finished goods                                 5,833           4,637
         Finished goods held for
           evaluation and rental agreements               663             817
                                                      -------         -------
                                                      $12,951         $15,553
                                                      =======         =======

         Finished goods held for evaluation and under rental agreements consists of completed visual communication systems used for demonstration and evaluation purposes, which are generally sold during the next year.

5.       PROPERTY AND EQUIPMENT

         Property and equipment and related depreciable life is composed of the following:


                                                                 JULY 31,
                                                            1998         1999

     Furniture, machinery and equipment, 2-10 years      $  30,045    $  24,241
     Internal support equipment, 2-4 years                  12,513        9,043
     Customer service assets, 4-8 years                     15,263       15,520
     Leasehold improvements, lease term or
       life of the improvement                               6,686        8,893
                                                         ---------    ---------
                                                            64,507       57,697
     Less accumulated depreciation                         (36,401)     (27,993)
                                                         ---------    ---------
                                                         $  28,106    $  29,704
                                                         =========    =========

         Depreciation  and   amortization   expense  relating  to  property  and
equipment was approximately $12,991, $7,910 and $9,964 for the years ended July 31, 1997, 1998 and 1999, respectively.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

6.       RESTRUCTURING ACTIVITIES

         In November 1998, management adopted a restructuring plan that was intended to match the size and complexity of the organization with the planned path of the Company. The plan included the involuntary reduction of 138 employees in fiscal 1999. Terminations were generally made in all departments, including manufacturing, sales, management and accounting, and were effective immediately for most employees upon announcement. The Company also made the decision to reduce operating costs by exiting other activities and reducing related overhead costs. These activities included the closure of certain field sales offices and its Sunnyvale, California spare parts depot.

         As a result of the restructuring, the Company recorded a charge of $3.1 million during the year ended July 31, 1999. As of July 31, 1999, substantially all of the termination and severance benefits had been paid. The transition of the spare parts depot in Sunnyvale was completed during 1999.

         The following schedule summarizes the components and activities of the restructuring plan:

                                                                       BALANCE
                                 RESTRUCTURING   EXPENDITURES        ACCRUED AT
                                   EXPENSE          INCURRED       JULY 31, 1999

Termination and severance
 benefits                          $  2,311       $  2,293            $   18
Facility closure and other
 (primarily non-cancelable lease
 obligations)                           769            769                 -
                                   --------       --------            ------
                                   $  3,080       $  3,062            $   18
                                   ========       ========            ======

7.       DISCONTINUED OPERATION

         On June 27, 1996, CLI completed the sale of certain assets of its broadcast products division to another company in exchange for $12,500 in cash and the assumption of $2,000 in liabilities. The purchaser assumed past warranty obligations associated with the product family covered by the sale. With the exception of the accounts receivable, CLI disposed of the remaining assets of the division to a separate buyer. During the year ended July 31, 1997, the Company recorded a provision for probable losses to fully reserve the remaining accounts receivable of the discontinued operation that were considered to be uncollectible. Such provision is reflected in the accompanying consolidated statement of operations in the net loss from discontinued operations. No revenues from discontinued operation were recorded during the years ended July 31, 1997, 1998 or 1999.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

8.       NOTES PAYABLE

         Notes payable at July 31, 1999 consist of the following:


Notes payable to the vendor of the Company's
 Enterprise Resource Planning System
 in quarterly and annual installments
 through May 2001, bearing interest at rates
 ranging from 7.22% to 8.50%                                         $ 2,538

Other                                                                    250
                                                                     -----------
                                                                       2,788
Less:
      Current maturities                                              (2,234)
                                                                     -----------
      Long-term notes payable                                        $   554
                                                                     ===========


The aggregate annual maturities of notes payable at July 31, 1999 are as follows:

                  FISCAL YEAR ENDING:
                     2000                      $ 2,234
                     2001                          554
                                               -----------
                                               $ 2,788
                                               ===========

9.       LINE OF CREDIT

         On May 5, 1999, the Company executed a credit agreement with a banking syndicate which established a $20,000 revolving line of credit. Under the line of credit, the Company may borrow up to 80% of eligible accounts receivable. The credit agreement also provides that the Company may request the issuance of letters of credit up to a maximum of $10,000 and foreign exchange contracts up to a maximum of $10,000. Each of the aforementioned provisions are subject to certain limitations.

         Any amounts outstanding under the credit agreement will bear interest at the prime rate plus 0.5% (8.5 % at July 31, 1999) or, at the option of the Company, LIBOR plus 3.25% (9.05% at July 31, 1999) The interest rates may decline if the Company achieves consecutive profitable quarters. All such advances and accrued interest under the credit agreement will be payable on the maturity date of May 4, 2001. The Company pays an annual commitment fee of 0.375% on its unused line of credit.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

         Any amounts outstanding under the credit agreement will be secured by substantially all of the Company's assets. The credit agreement requires that the Company maintain certain financial ratios and other covenants. The Company has issued a letter of credit totaling $1,200 under the line of credit as a lease deposit on one of its facilities. At July 31, 1999, the Company had drawn $11,200 under the credit line.

10.      STOCKHOLDERS' EQUITY

         General

         In May 1997, VTEL issued 155,040 shares of Common Stock, at the fair market value, to Intel in lieu of repayment of the remaining $901 advance under the Development Agreement (see Note 11) that was unused at that time.

         On March 9, 1999, the Company completed the acquisition of substantially all of the assets of Vosaic LLP, an Internet video software and technology company which involved the issuance of 1,149,000. Of these shares, 200,000 are to be held in escrow and an additional 350,000 warrants remain unearned pending the completion of certain obligations by Vosaic (see Note 3).

         Share Repurchase Program

         During fiscal 1997, the Company purchased 455,200 shares of its Common Stock for approximately $3.7 million. All of the repurchased shares were reissued during fiscal 1997 to fulfill requirements for the Company's Common Stock. In February 1997, the Company terminated the stock repurchase program.

         During fiscal 1999, the Company initiated a new stock repurchase program and repurchased 526,000 shares of its Common Stock for $2.3 million. The repurchased shares have been be used to fulfill requirements for the Company's stock including stock option exercises or stock issuances under business combination transactions. No additional share repurchases are currently planned, although the Company is authorized to repurchase up to 1,474,000 additional shares.

         Stock Subscriptions Receivable

         During fiscal 1999, the Company loaned certain employees of the Company amounts to either purchase shares of the Company's stock on the open market, exercise options or participate in the employee stock purchase program. Receivables with recourse totaling $150 that are related to the exercise of options and the participation of the employee stock purchase program have been classified as a reduction of additional paid-in capital. Receivables with recourse totaling $750 related to the purchase of shares on the open market have been classified as other long-term assets.

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

         Stock and Stock Option Plans

         VTEL has three stock option plans, the 1989 Stock Option Plan (the "1989 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1992 Director Stock Option Plan (the "1992 Plan"). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

the fair market value at the time of grant, and the options generally vest ratably over 48 months and are generally exercisable for a period of ten years beginning with date of grant. The 1992 Plan provides for the issuance of stock options to nonemployee directors at the fair market value at the time of grant. Effective June 1999, the 1989 Plan expired whereby the company can no longer grant options under the Plan, however, options previously granted remain outstanding. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant.

         CLI had employee and director stock option plans prior to the merger with VTEL. On May 23, 1997, all options outstanding under these plans were converted into options for Common Stock of VTEL. Both the number of shares subject to option and the per share exercise price under each option were adjusted by the exchange ratio of 0.46.

         The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices which are below the market price on the measurement date. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net loss and net loss per share would have been reflected by the following pro forma amounts for the years ended July 31, 1997, 1998 and 1999:


                                                                   FOR THE YEARS ENDED JULY 31,
                                                                  1997        1998          1999
Net income (loss)                            As reported       $ (52,054)    $ 2,779     $ (15,565)
                                             Pro forma         $ (55,276)    $(1,589)    $ (20,023)

Basic and diluted net income (loss) per
common share                                 As reported       $   (2.45)    $  0.12     $   (0.66)
                                             Pro forma         $   (2.60)    $ (0.07)    $   (0.85)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants the years ended July 31, 1997, 1998 and 1999:

                                                FOR THE YEARS ENDED JULY 31,
                                          1997          1998           1999
      Dividend yield                         -              -            -
      Expected volatility                92.31%         63.12%       67.67%
      Risk-free rate of return            5.90%          5.52%        6.14%
      Expected life                    5.12 years     5.65 years   6.26 years

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------



         The following table summarizes activity under all Plans for the years ended July 31, 1997, 1998 and 1999. This information includes stock options relating to CLI's stock option plans. Both the number of shares and the per share exercise price have been adjusted by the exchange ratio of 0.46.

                                          1997                    1998                  1999
                                              WEIGHTED                 WEIGHTED              WEIGHTED
                                              AVERAGE                  AVERAGE               AVERAGE
                                    SHARES    EXERCISE      SHARES     EXERCISE    SHARES    EXERCISE
                                   (000'S)     PRICE       (000'S)      PRICE     (000'S)     PRICE
      Outstanding at the
        Beginning of the year      2,187      $ 9.40        3,648       $9.42      3,938       $8.65
          Converted from CLI       1,798       17.43            -           -          -           -
          Granted                  2,098        6.44          896        6.43      1,818        3.40
          Exercised                 (324)       3.14         (186)       4.00       (134)       2.34
          Canceled                (2,111)      14.58         (420)       7.55     (1,074)       7.05
                                  ------                    -----                 ------
      Outstanding at the
         end of the year           3,648      $ 9.42        3,938       $8.65      4,548       $7.11
                                  ======                    =====                 ======
      Options exercisable at
        Year end                   3,402      $ 9.20        3,710       $8.42      4,457       $7.04
                                  ======                    =====                 ======
      Weighted average
      fair value of
      options granted
         During the year                      $ 3.42                    $4.12                  $2.48


                                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                NUMBER       WEIGHTED-AVERAGE                         NUMBER
       RANGE OF EXERCISE    OUTSTANDING AT      REMAINING      WEIGHTED-AVERAGE   EXERCISABLE AT    WEIGHTED-AVERAGE
            PRICES          JULY 31, 1999    CONTRACTUAL LIFE   EXERCISE PRICE     JULY 31, 1999     EXERCISE PRICE
      $ 0.30  -  $  2.94        860,353         8.47  years         $ 2.43            860,353            $ 2.43
        3.00  -     4.88        787,302         8.51                  3.93            787,302              3.93
        4.91  -     6.11        474,561         8.80                  5.56            471,227              5.56
        6.13  -     6.13      1,122,153         7.88                  6.13          1,115,485              6.13
        6.19  -    42.66      1,303,665         5.97                 13.53          1,222,399             13.70
      --------------------  -----------                                            ----------
      $ 0.30  -  $ 42.66      4,548,034         7.65  years         $ 7.11          4,456,766            $ 7.04
      ====================  ===========                                            ==========


         Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed. At July 31, 1999, options to purchase 2,140,615 shares were vested. At July 31, 1999, 30,540 unvested options had been exercised.

          Employee Stock Purchase Plan

         On April 29, 1993, VTEL adopted an Employee Stock Purchase Plan ("Employee Plan") which enables all employees to acquire VTEL stock under the plan. The Employee Plan authorizes the issuance of up to 950,000 shares of VTEL's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 105,549 shares, 158,073 shares and 203,118 shares respectively, for the years ended July 31, 1997, 1998 and 1999.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

         The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for the years ended July 31, 1997, 1998 and 1999:


                                                FOR THE                FOR THE                FOR THE
                                              YEAR ENDED             YEAR ENDED              YEAR ENDED
                                             JULY 31, 1997          JULY 31, 1998          JULY 31, 1999
                                         SECTION 16             SECTION 16             SECTION 16
                                          OFFICERS     OTHERS    OFFICERS     OTHERS    OFFICERS     OTHERS
         Dividend yield                        -          -           -          -           -          -
         Expected volatility               82.89%     79.83%      52.10%     51.68%      72.43%     71.00%
         Risk-free rate of return           5.31%      5.23%       5.40%      5.34%       5.13%      4.99%
         Expected life (in years)            .50        .25         .50        .25         .50        .25

         Weighted-average fair value
         of Purchase rights granted        $2.54      $2.11      $ 1.96     $ 1.66      $ 1.46     $ 1.12


          Restricted Stock Plan

         On December 17, 1998, the Company adopted a restricted stock plan (the "1998 Plan"). The 1998 Plan authorizes the issuance of up to 1,000,000 shares of VTEL's Common Stock.to be used to reward, incent and retain its employees. Shares of restricted stock issued under the 1998 Plan were 80,000 for the year ended July 31, 1999.

11.      DEVELOPMENT AND LICENSE AGREEMENT

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

         VTEL was advanced $3,000 under the agreement to be used for the initial reimbursements of research and development costs incurred by VTEL in performing the work specified in the Development Agreement. During the year ended July 31, 1997, the Company reduced gross research and development expenses by approximately $5 for reimbursable research and development costs under the terms of the Development Agreement. No reductions of research and development expenses were recorded during the years ended July 31, 1998 and 1999 as a result of the Development Agreement. In May 1997, VTEL issued 155,040 shares of Common Stock, at the fair market value, to Intel in lieu of repayment of the remaining $901 advance that was unused at that time. As of July 31, 1999, the Company had no research and development activities in process or planned related to the Development Agreement.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

12.     FEDERAL INCOME TAXES

        Under the provisions of SFAS No. 109, the components of the net deferred tax amount are as follows:

                                                                                 JULY 31,
                                                                          1998            1999
       DEFERRED TAX ASSETS:
            Net operating loss carryforwards                            $ 29,140       $ 38,742
            Research and development credit carryforwards                  3,458          4,379
            Minimum tax credit carryforwards                                 110            110
            Inventory and warranty provisions                              1,246          1,921
            Charitable contributions                                          22             40
            Compensation accruals                                            635            306
            Depreciation                                                     630              -
            Deferred revenue                                               1,796            713
            Accrued expenses                                                 841              -
            Accounts receivable                                            3,163            292
            Other                                                            558            545
                                                                      ----------     ----------
                       Gross deferred tax asset                           41,599         47,048
                                                                      ----------     ----------

       DEFERRED TAX LIABILITIES:
            Capitalized software                                            (274)          (220)
            Depreciation                                                       -           (453)
                                                                      ----------     ----------
                      Gross deferred tax liability                          (274)          (673)
                                                                      ----------     ----------
       Valuation allowance                                               (41,325)       (46,375)
                                                                      ----------     ----------
                      Net deferred tax asset                            $      -       $      -
                                                                      ==========     ==========

         The Company's net operating loss carryforwards expire in varying amounts from 1999 through 2019. Research and development tax credit carryforwards expire in varying amounts from 1999 through 2019. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiaries (totaling $ 7,222) are available to offset future foreign taxable income.

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

         At July 31, 1999, the Company had total domestic net operating loss carryforwards of $113,948 ($40,530 and $73,418 for VTEL and CLI, respectively). The portions of these carryforwards available for utilization during fiscal 2000 (in consideration of the annual limitations) are $83,048. Additional net operating losses created prior to the changes in control of $2,574 become available in each subsequent year and accumulate if not used until such net operating losses expire.

          Due to the uncertainty surrounding the timing of realizing the bene-its of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the years ended July 31, 1997, 1998, and 1999.

13.      COMMITMENTS AND CONTINGENCIES

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

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Future minimum lease payments under all operating leases as of July 31, 1999 were as follows:

                  FISCAL YEAR ENDING:
                     2000                    $  7,289
                     2001                       7,115
                     2002                       6,647
                     2003                       5,830
                     2004                       5,435
                     Thereafter                32,380
                                           -----------
                                             $ 64,696
                                           ===========

         Total rent expense under all operating leases for the years ended July 31, 1997, 1998 and 1999 was $4,601, $4,301 and $4,520 respectively.

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

          Contingencies

         The Company is the defendant or plaintiff in various actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition, results of operation or cash flows.

         The Company was previously involved in a legal dispute with Philips Electronics North America Corporation ("Philips"). On May 25, 1999, the Company announced a compromise settlement agreement between Philips and CLI. The settlement agreement, valued at less than $900, stipulates payment by CLI in the form of cash and a future payment under a note of $250 (See Note 8), as well as warrants for VTEL common stock. These amounts had previously been accrued as part of the reserve for contingent liabilities related to the merger (See Note
1). In addition, the settlement mutually releases each party from all future claims, demands and causes of action.


14.      SEGMENT INFORMATION

         In 1999, the company adopted SFAS 131. The Company manages its business primarily on a products and services basis. The Company's reportable segments are Products and Services/Other. The Products segment provides multi-media visual communication (commonly referred to as videoteleconferencing) products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. The Services/Other segment provides custom integrated systems, installations and product support services to customers. The accounting policies of the segments are the same as those described in Note 2.

         The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income; however, there is a charge to allocate corporate operating expenses to the segments. The prior year's segment information has been restated to present the Company's reportable segments.

         The table below presents segment information about revenue from unaffiliated customers, depreciation and operating income for the three years ended July 31, 1999:

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

                                                             SERVICES/
                                            PRODUCTS           OTHER      CORPORATE/OTHER         TOTAL
                                            --------         ---------    ---------------         -----
FOR THE YEAR ENDING JULY 31, 1999
Revenues from unaffiliated customers      $    105,520      $ 46,082           $       -        $  151,602
Depreciation and amortization                      168         1,884               9,745            11,797

Operating income (loss)                         50,353        16,885             (82,803)          (15,565)

FOR THE YEAR ENDING JULY 31, 1998
Revenues from unaffiliated customers      $    134,775      $ 44,909           $       -        $  179,684
Depreciation and amortization                      219           932               7,719             8,870

Operating income (loss)                         68,964        15,993             (82,178)            2,779

FOR THE YEAR ENDING JULY 31, 1997
Revenues from unaffiliated customers      $    150,791      $ 40,232           $       -        $  191,023
Depreciation and amortization*                       -             -              12,667            12,667

Operating income (loss)                         63,560        11,142            (118,973)          (44,271)

         * The company deemed it impracticable to determine depreciation and amortization related to its reportable segments for the year ending July 31, 1997.



         Revenue and long-lived assets related to operations in the United States and foreign countries for the three years ended July 31, 1999 are presented below. Revenues generated between foreign geographic locations have historically been insignificant.

                                                FOR THE YEARS ENDED JULY 31,
                                          1997            1998            1999

Revenue from unaffiliated customers
              United States            $ 180,811       $ 163,381     $ 136,666
              Foreign                     10,212          16,303        14,936

Long-lived assets at the end of year
              United States            $  36,104       $  42,116     $  51,806
              Foreign                      1,133           1,487         3,258

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------



15.      QUARTERLY INFORMATION (UNAUDITED)

         The following tables contain selected unaudited consolidated statement of income and earnings per share data for each quarter of fiscal year 1999.

                                                                      FOR THE THREE MONTHS ENDED
                                                           OCT. 31,       JAN 31,    APRIL 30,    JULY 31,
                                                             1998          1999         1999        1999
     REVENUES:
          Products                                        $ 25,888      $ 26,386     $ 25,133     $ 28,113
          Services and other                                11,052        11,369       10,983       12,678
                                                          -----------   -----------  ----------  ------------
             Total revenues                                 36,940        37,755       36,116       40,791
                                                          -----------   -----------  ----------  ------------
     COST OF SALES:
          Products                                          13,280        14,483       12,037       15,367
          Services and other                                 7,348         7,485        6,362        8,002
                                                          -----------   -----------  ----------  ------------
             Total cost of sales                            20,628        21,968       18,399       23,369
                                                          -----------   -----------  ----------  ------------

          Gross margin                                      16,312        15,787       17,717       17,422
                                                          -----------   -----------  ----------  ------------

     OPERATING EXPENSES:
          Selling, general and administrative               18,503        15,916       13,254       13,182
          Research and development                           5,236         4,638        4,427        3,650
          Amortization of intangible assets                    252           259          379          381
          Merger and other                                                                            (235)
          Restructuring expense                                  -         2,915          203          (38)
                                                          -----------   -----------  ----------  ------------
             Total operating expenses                       23,991        23,728       18,263       16,940
                                                          -----------   -----------  ----------  ------------

          Income (loss) from operations                     (7,679)       (7,941)        (546)         482
                                                          -----------   -----------  ----------  ------------
     OTHER INCOME (EXPENSE):
          Interest income                                      288           248          165           91
          Interest expense and other                           (48)         (251)        (193)        (231)
                                                          -----------   -----------  ----------  ------------
                                                               240            (3)         (28)        (140)
                                                          -----------   -----------  ----------  ------------

     Net income (loss) before provision
          For income taxes                                  (7,439)       (7,944)        (574)         342

     Provision for income taxes                                  -             -            -           50
                                                          -----------   -----------  ----------  ------------
          NET INCOME (LOSS)                               $ (7,439)     $ (7,944)    $   (574)    $    392
                                                          ===========   ===========  ==========  ============

     BASIC AND DILUTED INCOME (LOSS) PER SHARE:           $  (0.32)        (0.35)       (0.02)        0.02
                                                          ===========   ===========  ==========  ============

     WEIGHTED AVERAGE SHARES OUTSTANDING:
          Basic                                             23,085        22,987       23,734       24,235
                                                          ===========   ===========  ==========  ============
          Diluted                                           23,085        22,987       23,734       24,919
                                                          ===========   ===========  ==========  ============


                                                        * *
                                       49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINAN-CIAL DISCLOSURES

         None.

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the captions "Election of Directors" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 26, 1999.

ITEM 11.   EXECUTIVE COMPENSATION

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Executive Compensation" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 26, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 26, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Certain Relationships and Transactions" will be filed with the Company's Definitive Proxy Statement pursuant to the regulation 14A on or before November 26, 1999.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   EXHIBIT
   NUMBER                                 DOCUMENT DESCRIPTION
   -------                                --------------------

(a)(1) The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 24 of this Report.

(a)(2) The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedules on page 24 of this Report.

(a)(3)   The following exhibits are filed with this Annual Report on Form 10-K:

   EXHIBIT
   NUMBER                                 DOCUMENT DESCRIPTION
   -------                                --------------------

2.1 Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI (incorporated by reference to the Exhibit 99.1 of VTEL's Report on Form 8-K dated January 6, 1997).

3.1 Fourth Amended Restated Certificate of Incorporation (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30, 1993.)

3.2 Amendment to Fourth Amended and Restated Certificate of Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997.)

3.3 Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

3.4 Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1992).

3.5 Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated July 10,
     1996).

4.1  Specimen  Certificate  for the Common Stock  (incorporated  by reference to
     Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

4.2 Rights Agreement dated as of July 10, 1996 between VTEL Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights to Purchase Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 10, 1996).

10.1 License Agreement, dated as of November 7, 1990, between Universite de Sherbrooke, as Licenser, and the Company, as Licensee (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

10.2 VideoTelecom Corp. 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

   EXHIBIT
   NUMBER                                 DOCUMENT DESCRIPTION
   -------                                --------------------

10.3 Form  of   VideoTelecom   Corp.   Nonqualified   Stock   Option   Agreement
     (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

10.4 Form of VideoTelecom Corp. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

10.5 Distributor Agreement dated January 8, 1990, between US WEST Communications Services, Inc. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

10.6 Purchase Agreement effective October 1, 1990, between GTE Service Corporation and the Company, as amended July 1, 1991 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

10.7 Distribution Agreement, made and entered into November 1, 1991, by and between Microsoft Corporation and the Company (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

10.8 VideoTelecom Corp. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

10.9 VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

10.10 Lease agreement, executed by Waterford HP, Ltd. on June 14, 1994, as Landlord, and the Company, as Tenant, together with First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2, 1994, Second Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated February 1, 1995, and Net Profits Agreement, executed between Waterford HP, Ltd. on June 14, 1994 and the Company (incorporated by reference to
      Exhibit 10.17 to the Company's 1994 Annual Report on Form 10-K).

10.11 Subscription Agreement dated June 14, 1995 by and between VTEL Corporation, Accord Video Telecommunications, Ltd., Nizanim Fund (1993) Ltd., the "Star Entities", Manakin Investments BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request).

10.12 Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive Proxy Statement).

   EXHIBIT
   NUMBER                                 DOCUMENT DESCRIPTION
   -------                                --------------------

10.13 The VTEL Corporation  1996  Stock  Option  Plan  (the  terms of which  are
      incorporated  by  reference  to  the  Company's  1995   Definitive   Proxy
      Statement).

10.14 Amendment to the VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company's Joint Proxy Statement filed on April 24, 1997).

10.15 Compression Labs,  Incorporated  1980  Stock  Option  Plan - the ISO  Plan
      (incorporated  by  reference  to   the  Annual  Report  on  Form  10-K  of
      Compression Labs, Inc. for the year ended December 31, 1994).

10.16 Revised forms of Incentive Stock Option and Early Exercise Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of Compression Labs, Inc. filed on June 6, 1994).

10.17 Consulting and separation agreement between Compression Labs, Incorporated and John E. Tyson dated February 16, 1996 (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1995).

10.18 Lease Agreement, dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit
      10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

10.19 First Amendment, dated March 11, 1998, to Lease Agreement dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit 10.2 to the Company's
`     Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

10.20 The VTEL Corporation  1998  Restricted  Stock Plan (the terms of which are
      incorporated  by  reference   to  the  Company's   1998  Definitive  Proxy
      Statement)

10.21 Loan and Security Agreement, dated May 5, 1999, between Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and the Company, as Borrower.

   EXHIBIT
   NUMBER                                 DOCUMENT DESCRIPTION
   -------                                --------------------

10.22 Change-in-Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended July 31, 1999)

      10.22 (a)   Stephen L. Von Rump
      10.22 (b)   Rodney S. Bond
      10.22 (c)   Dennis M. Egan
      10.22 (d)   Vinay Goel
      10.22 (e)   Steve F. Keilen
      10.22 (f)   F.H. (Dick) Moeller
      10.22 (g)   Ly-Huong T. Pham
      10.22 (h)   Michael J. Steigerwald
      10.22 (i)   Bob R. Swem
      10.22 (j)   Judy A. Wallace

21.1  -    List  of  Subsidiaries

23.1 -    Consent of PricewaterhouseCoopers LLP.

27.1  -    Financial Data Schedule (filed electronically only)

---------------

(B)      Reports on Form 8-K:
               Press release filed on October 1, 1999(incorporated by reference to Form 8-K filed on October 1, 1999).

(C)      See subitem 14(a)(3) above.

(D)      See subitem 14(a)(2) above.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VTEL Corporation

                                     By        /s/    Rodney S. Bond
                                              ----------------------------------
                                                         Rodney S. Bond
                                                   CHIEF FINANCIAL OFFICER,
                                                    VICE PRESIDENT-FINANCE,
                                               SECRETARY AND ASSISTANT TREASURER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                   Signature                                       Title                              Date
                   ---------                                       -----                              ----
/s/                Stephen L. Von Rump            President and Director                        October 29, 1999
------------------------------------------------  (Principal Executive Officer)              ------------------------
                Stephen L. Von Rump

/s/                  Rodney S. Bond               Chief Financial Officer,                      October 29, 1999
------------------------------------------------  Vice President - Finance,                  ------------------------
                Rodney S. Bond                    Secretary and Assistant Treasurer
                                                  (Principal Financial Officer and
                                                  Principal Accounting Officer)

/s/                     Eric L. Jones             Director                                      October 29, 1999
------------------------------------------------                                             ------------------------
                 Eric L. Jones

/s/                     Max Hopper                Director                                      October 29, 1999
------------------------------------------------                                             ------------------------
                  Max Hopper

/s/                 Gordon Matthews               Director                                      October 29, 1999
------------------------------------------------                                             ------------------------
                Gordon Matthews

/s/                F.H. (Dick) Moeller            Chairman of the Board                         October 29, 1999
------------------------------------------------                                             ------------------------
              F.H. (Dick) Moeller

/s/                 Dick  Snyder                  Director                                      October 29, 1999
------------------------------------------------                                             ------------------------
                     Dick Snyder

/s/                   T. Gary Trimm               Director                                      October 29, 1999
------------------------------------------------                                             ------------------------
                 T. Gary Trimm


VTEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II
-------------------------------------------------------------------------------------------------------------------



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
Accounts receivable -
  Allowances for
  Doubtful accounts


Year ended July 31, 1997                       7,875          6,086           (3,239)         10,722

Year ended July 31, 1998                      10,722           (119)          (1,156)          9,447

Year ended July 31, 1999                       9,447            278           (8,502)          1,223

