Form 10-Q
period 1999-10-31
VTEL CORP
filed 1999-12-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999


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


At December 10, 1999 the registrant had 24,533,668 outstanding shares of its Common Stock, $0.01 par value.

VTEL CORPORATION

CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                           OCTOBER 31,       JULY 31,
                                                                              1999             1999
                                                                           (unaudited)
ASSETS
Current assets:
    Cash and equivalents                                               $       11,276   $       7,805
    Short-term investments                                                      1,370           4,308
    Accounts receivable, net of allowance for doubtful
      accounts of $1,470  and $1,223  at
      October 31, 1999 and July 31, 1999                                       29,536          38,291
    Inventories                                                                16,000          15,553
    Prepaid expenses and other current assets                                   2,185           2,320
                                                                       ---------------  --------------
        Total current assets                                                   60,367          68,277

Property and equipment, net                                                    28,534          29,704
Intangible assets, net                                                         15,657          15,841
Capitalized software, net                                                       9,033           7,351
Other assets                                                                    2,474           2,918
                                                                       ---------------  --------------
                                                                       $      116,065   $     124,091
                                                                       ===============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $       14,492   $      18,375
    Borrowings under revolving line of credit                                  14,000               -
    Accrued compensation and benefits                                           3,681           4,916
    Other accrued liabilities                                                   3,825           3,555
    Notes payable, current portion                                              2,093           2,234
    Deferred revenue                                                           10,668          11,062
                                                                       ---------------  --------------
        Total current liabilities                                              48,759          40,142

Long-term liabilities:
    Borrowings under revolving line of credit                                       -          11,200
    Notes payable                                                                 250             554
    Other long-term obligations                                                 4,191           4,176
                                                                       ---------------  --------------
        Total long-term liabilities                                             4,441          15,930

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000
      authorized; none issued or outstanding
    Common  stock,  $.01  par  value;  40,000,000  authorized;
      24,533,000  and 24,423,000 issued and outstanding at
      October 31, 1999 and July 31, 1999                                          245             244
    Additional paid-in capital                                                260,179         260,057
    Accumulated deficit                                                      (197,009)       (191,665)
    Unearned compensation                                                        (310)           (385)
    Stock subscriptions receivable                                               (150)           (150)
    Accumulated other comprehensive loss                                          (90)            (82)
                                                                       ---------------  --------------
        Total stockholders' equity                                             62,865          68,019
                                                                       ===============  ==============
                                                                       $      116,065   $     124,091
                                                                       ===============  ==============



The accompanying Notes are an integral part of these condensed Consolidated Financial Statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------



                                                                             FOR THE
                                                                        THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                      1999               1998

REVENUES:
  Products                                                    $        24,375    $       25,888
  Services and other                                                   10,691            11,052
                                                              ----------------   ---------------
     Total revenues                                                    35,066            36,940
                                                              ----------------   ---------------
COST OF SALES:
  Products                                                             14,518            13,280
  Services and other                                                    7,424             7,348
                                                              ----------------   ---------------
     Total cost of sales                                               21,942            20,628
                                                              ----------------   ---------------
  Gross margin                                                         13,124            16,312
                                                              ----------------   ---------------
OPERATING EXPENSES:
  Selling, general and administrative                                  14,025            18,503
  Research and development                                              3,768             5,236
  Amortization of intangible assets                                       364               252
                                                              ----------------   ---------------
     Total operating expenses                                          18,157            23,991
                                                              ----------------   ---------------
Loss from operations                                                   (5,033)           (7,679)
                                                              ----------------   ---------------
OTHER INCOME (EXPENSE):
  Interest income                                                          80               288
  Interest expense and other                                             (391)              (48)
                                                              ----------------   ---------------
                                                                         (311)              240
                                                              ----------------   ---------------
Net loss before provision
  for income taxes                                                     (5,344)           (7,439)

Provision for income taxes                                                  -                 -
 Net loss from continuing  operations                         $        (5,344)   $       (7,439)
                                                              ================   ===============
Net loss per share-basic and diluted                          $         (0.22)   $        (0.32)
                                                              ================   ===============
Weighted average shares outstanding:
  Basic and diluted                                                    24,298            23,085
                                                              ================   ===============

The accompanying Notes are an integral part of these condensed Consolidated Financial Statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

-------------------------------------------------------------------------------------------------------------------



                                                                                    FOR THE
                                                                                  THREE MONTHS
                                                                                ENDED OCTOBER 31,
                                                                              1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $       (5,344)  $       (7,439)
    Adjustments to reconcile net loss
      to net cash provided by (used in) operations:
       Depreciation and amortization                                         2,620            2,757
       Provision for doubtful accounts and returns                             259               33
       Amortization of unearned compensation                                    75               39
       Foreign currency translation gain                                         2               33
       Gain on sale of fixed assets                                             42                -
       Decrease in accounts receivable                                       8,496            1,831
       Decrease in inventories                                                (447)          (3,726)
       (Increase) decrease in prepaid expenses and other
       current assets                                                          135           (1,006)
       Decrease in accounts payable                                         (3,883)          (3,340)
       Increase (decrease) in accrued expenses                                (912)             495
       Decrease in deferred revenues                                          (374)            (346)
                                                                    ---------------  ---------------
          Net cash provided by (used in) operating activities                  581          (10,735)
                                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net short-term investment activity                                       2,938             (110)
    Net purchases of property and equipment                                   (914)          (3,473)
    Collection of note receivable                                               12                -
    Increase in capitalized software                                        (1,702)          (1,241)
    Decrease in other assets                                                    92              170
                                                                    ---------------  ---------------
          Net cash provided by (used in) investing activities                  426           (4,654)
                                                                    ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                                        111               21
    Purchase of treasury stock                                                   -           (2,265)
    Proceeds from the sale of treasury stock                                    12              178
    Borrowings under line of credit agreements                               2,800            7,500
    Payments on notes payable                                                 (453)               -
                                                                    ---------------  ---------------
          Net cash provided by financing activities                          2,470            5,434
                                                                    ---------------  ---------------

Effect of translation exchange rates on cash                                    (6)             127

                                                                    ---------------  ---------------
Net increase (decrease) in cash and equivalents                              3,471           (9,828)

Cash and equivalents at beginning of period                                  7,805           15,191
                                                                    ---------------  ---------------
Cash and equivalents at end of period                               $       11,276   $        5,363
                                                                    ===============  ===============



The accompanying Notes are an integral part of these condensed Consolidated Financial Statements.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Note 1 - General and Basis of Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the
Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of October 31, 1999 and July 31, 1999, the results of the Company's operations for the three month periods ended October 31, 1999 and 1998 and cash flows for the three month periods ended October 31, 1999 and 1998. The results for interim periods are not necessarily indicative of results for a full fiscal year.

Note 2 - Inventories

         Inventories consist of the following:


                                                  OCTOBER 31,           JULY 31,
                                                     1999                 1999

         Raw materials                            $  8,926             $  8,358
         Work-in-process                             1,570                1,504
         Finished goods                              3,894                4,134
         Finished goods held for
           evaluation and rental agreements          1,610                1,557
                                                  --------             --------
                                                  $ 16,000             $ 15,553
                                                  ========             ========

         Finished goods held for evaluation and under rental agreements consist of completed visual communication systems used for demonstration and evaluation purposes, which are generally sold during the next year.

Note 3- Net Income (Loss) Per Share

         The Company reports earnings per share under SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------


The calculation of the number of weighted-average shares outstanding for basic and dilutive earnings (loss) per share for each of the periods presented is as follows:


                                                    FOR THE THREE MONTHS
                                                           ENDED
                                                         OCTOBER 31,
                                                      1999         1998

Weighted average shares
   outstanding - basic                               24,298       23,085

                                                    -------      -------
Effect of dilutive securities:
  Stock options                                           -            -
  Warrants to purchase common stock                       -            -
                                                    -------      -------
      Dilutive potential common shares                    -            -
                                                    -------      -------
  Weighted average shares
    outstanding - diluted                            24,298       23,085
                                                    =======      =======

  Anti-dilutive securities                            4,173        3,985
                                                    =======      =======


Note 4 - Comprehensive Income

         The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive loss of $5.4 million and $7.6 million for the three-month periods ended October 31, 1999 and 1998, respectively, was not materially different from reported net loss.

Note 5 - Line of Credit

         Amounts outstanding under the credit agreement are secured by substantially all of the Company's assets. The Company has issued a letter of credit totaling $1.2 million under the line of credit as a lease deposit on one of its facilities. At October 31, 1999, the Company had drawn $14.0 million under the credit line. The line of credit agreement is subject to loan covenants that require the maintenance of certain financial ratios. As of December 15, 1999 the Company was not in compliance with several of the financial covenants and as a result advances under the line are callable and additional advances under the line of credit are not available. The Company is in the process of renegotiating the line of credit and curing the default or obtaining an alternative line of credit.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------



Note 6-Segment Information

         In 1999, the company adopted SFAS 131. The Company manages its business primarily on a products and services basis. The Company's reportable segments are Products and Services/Other. The Products segment provides multi-media visual communication (commonly referred to as videoteleconferencing) products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. The Services/Other segment provides custom integrated systems, installations and product support services to customers. The accounting policies of the segments are the same as those of the Company.

         The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income; however, there is a charge to allocate corporate operating expenses to the segments. The prior year's segment information has been restated to present the Company's reportable segments.


         The table below presents segment information about revenue from unaffiliated customers, depreciation and operating income for the three-month periods ended October 31, 1999 and October 31, 1998:

                                                             SERVICES/          CORPORATE
                                            PRODUCTS           OTHER              OTHER             TOTAL
                                          -------------     -------------    --------------     --------------
FOR  THE   THREE-MONTH   PERIOD   ENDING
OCTOBER 31, 1999
Revenues from unaffiliated customers          $ 24,375         $  10,691          $      -          $  35,066
Depreciation and amortization                       34               305             2,281              2,620

Operating income (loss)                          9,857             3,267           (18,468)            (5,344)

FOR THE THREE-MONTH PERIOD ENDING
OCTOBER 31, 1998
Revenues from unaffiliated customers          $ 25,888         $  11,052          $      -           $ 36,940
Depreciation and amortization                       47               347             2,363              2,757

Operating income (loss)                         12,608             3,704           (23,751)            (7,439)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in VTEL's consolidated statement of operations:

                                        FOR THE THREE MONTHS ENDED
                                               OCTOBER 31,
                                                1999 1998

Revenues                                 100%                   100%
Gross margin                              37                     44
Selling, general and administrative       40                     50
Research and development                  11                     14
Total operating expenses                  52                     65
Other income, net                         (1)                     1
Net income (loss)                        (15)%                  (20)%

Revenues

         Consolidated revenues decreased to $35.1 million for the three-month period ending October 31, 1999 from $36.9 million for the three-month period ending October 31, 1999. The primary reason for the decrease in revenues was due to the disruption caused by the introduction of VTEL's new product line, Galaxy(TM). The initial shipments of Galaxy(TM) began late during the three month period ended October 31, 1999. Significant backlog for the new Galaxy(TM) systems and upgrades to existing Enterprise Series Architecture (ESA(TM)) systems to the new Galaxy(TM) features remained in backlog at quarter end.

         During the quarter ended October 31, 1999, we introduced our latest line of videoconferencing systems that address both large and small videoconferencing solutions. The Galaxy(TM) product line is distinguished by a new more intuitive user interface software (Vtouch(TM)) that offers the additional functionality of H.323 (Internet Protocol) networking capability (see new products below).

         For the three-month periods ended October 31, 1999 and 1998, service revenue as a percent of total revenues was 30%. Approximately 50% of service revenue relates to installation of our products and the balance relates to maintenance contracts on videoconferencing units sold. The $0.4 million decline in service revenue in the three months ended October 31, 1999 compared to the three months ended October 31, 1999 reflects, in part, the decline in unit sales over the past year.

         International sales as a percentage of total consolidated product revenues were 21% and 18% for the three-month periods ended October 31, 1999 and 1998, respectively. These revenue percentages represent export sales from our domestic operations, as well as sales from our foreign subsidiaries. The increased international sales during the 1999 period were the result of increased orders delivered to customers in Europe.

         VTEL primarily sells its products through resellers. For the three-month periods ended October 31, 1999 and 1998 reseller sales were 76% and 84% of product sales, respectively. This decline indicates that a larger proportion of sales was made directly to our customers during the three months ended October 31, 1999. The additional direct sales during the 1999 period were the result of increased international activity that is often more direct in nature.

         One of VTEL's initiatives is to grow revenues from non-U.S. markets. Non-U.S. operations are subject to certain risks inherent in conducting business abroad including price and currency exchange fluctuations and restrictive government actions. We believe our foreign currency exposure to be relatively low as foreign sales are predominantly in U.S. dollars. We use currency-hedging programs that utilize foreign currency forward contracts on a limited basis and review the credit worthiness of our customers to mitigate foreign currency exchange and credit risk. There can be no assurance that our foreign currency-hedging program will effectively hedge foreign currency exchange risk.

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

Gross Margin

         Overall, gross margins were 37% and 44% for the three-month periods ended October 31, 1999 and 1998, respectively. Product margins were 40% and 49% for the three-month periods ended October 31, 1999 and 1998, respectively. The lower gross margin percentage for the period ended October 31, 1999 was primarily due to a product mix change to smaller group systems that carry lower gross margins than the large group systems. Margins associated with our service operations were 31% and 34% for the three- month periods ended October 31, 1999 and 1998, respectively. The reduced margins over the comparative periods are the result of an expense base that anticipated higher revenues than were achieved.

         We believe the shift to smaller group systems reflects a transition to visual communications systems that function within an IP network environment. As such, we anticipate that lower gross margins will be offset by stronger unit sales once IP networks proliferate. We expect gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products, which may carry a lower gross margin. We expect that overall price competitiveness in the industry will continue to become more intense as users of visual communication systems attempt to balance performance, functionality and cost. Our gross margin is subject to fluctuation based on pricing, production costs and sales mix.

Selling, general and administrative

         Selling, general and administrative expenses of $14.0 million in the fiscal quarter ended October 31, 1999 decreased by 24.2% from $18.1 million in the fiscal quarter ended October 31, 1998. Selling, general and administrative expenses were 40% and 50% of revenues for the three-month periods ended October 31, 1999 and 1998, respectively. This decline reflects the higher expense levels present during the three months ended October 31, 1998, prior to the restructuring efforts, which reduced the overall expense levels of VTEL.

Research and development expense

         Research and development expenses of $3.8 million for the three-month period ended October 31, 1999 decreased by 28% from $5.2 million in the three-month period ended October 31, 1998. Research and development expenses were 10.8% and 14.2% of revenues for the quarters ended October 31, 1999 and 1998, respectively. Research and development expense is net of software development costs of $1.7 million and $1.2 million that were capitalized during three months ended October 31, 1999 and 1998, respectively. The decrease in research and development expenditures during the 1999 period reflects the restructuring efforts that were completed during the fiscal year ended July 31, 1999. The restructuring efforts were aimed at a more efficient use of our resources while continuing to develop new and innovative technologies.

         The market for VTEL's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. New products are generally characterized by increased functionality and better picture quality at lower bandwidths and often at reduced prices. The introduction of products, by either VTEL or its competitors, embodying new technology and the emergence of new industry standards may render existing products obsolete and unmarketable. Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and prices acceptable to the market will be a significant factor in VTEL's ability to grow and to remain competitive. Although the percentage of revenues invested in research and development may vary from period to period, VTEL is committed to investing in its research and development programs.

Interest income and expense

Interest income was $.08 million and $.29 million for the three-month periods ended October 31, 1999 and 1998, respectively. Changes in interest income are based on interest rates earned on invested cash and cash balances available for investment. The decrease in interest income during the three-month period ended October 31, 1999 and the three months in fiscal 2000 ended October 31, 1999.

Introduction of New Product Lines

         The Company continually strives to introduce the latest technology in digital visual communications. During the three months ended October 31, 1999, the Company introduced its new product line of Galaxy(TM) visual communication systems. The enhanced software included in the Galaxy(TM) line can accommodate and support customer migration to Internet Protocol networks easily because these endpoints can operate on either type network and move from one network architecture to another on a call by call basis through simple software commands. For many customers that previously purchased VTEL products, the migration to Internet Protocol network functionally can be accomplished through software upgrades to existing products.

Quarterly Revenue Cycle

         Historically, a significant percentage of the Company's sales occur in the last few weeks of the quarter. By compressing most of its shipments into a short period of time at the end of each quarter, the Company will incur overtime costs, sharply increase its inventory levels in anticipation of this demand and deplete or exhaust its backlog of customer orders. The Company's sales cycle is difficult to predict and manage. It is possible that management's estimates of product demand will be inaccurate and as a result the Company could experience a rise in inventory levels and a decline in expected revenue levels in any given quarter. Management's estimates of future product revenue are derived from its analysis of market conditions and reports from its sales force of customer leads and prospective interest. Backlog of customer product orders cannot be relied upon to forecast future revenue levels. Because of the short cycle time between customer order and shipment, it is also possible that unanticipated delays from the Company's vendors can disrupt shipments and adversely affect the results in a given quarter. This is especially an issue due to the Company's reliance on a limited number of highly specialized suppliers. The above factors represent uncertainties that can have a material adverse effect on the Company's financial position and results of operations if not managed properly.

Impact of Year 2000

         Many computer systems may experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. Prior to April 1999, we believed that our products were Year 2000 compliant with minor exceptions due to the incorporation of third party software such as Microsoft Windows(TM), which is Year 2000 compliant with minor exceptions. In April 1999, Microsoft announced that upgrades would be made available that will make Microsoft Windows(TM) Year 2000 compliant. The ability to make Windows(TM) compliant favorably affects VTEL customers who are using older video conferencing systems that run on Windows 95, 98 and NT (TM) software. We believe that all our products being shipped today are Year 2000 compliant. Additionally, previous shipments of our current products can be made Year 2000 compliant through software patches or upgrades. While we are not currently aware of any other Year 2000 compliance issues with our products, no assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of their products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years.

         The Enterprise Resource Planning System was acquired in 1998. The vendor of our Enterprise Resource Planning System has assured us that the system is Year 2000 compliant. On August 1, 1999, the system began processing transactions in our fiscal year 2000. We began assessing Year 2000 issues and Year 2000 testing of other management information systems during fiscal 1998.

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

Liquidity and capital resources

         At October 31, 1999, we had working capital of $11.6 million, including $12.6 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $.6 million for the three months ended October 31, 1999. Changes in cash from operating activities are primarily the result of increases and decreases in accounts receivable, inventories and accounts payable. Specifically, during the three months ended October 31, 1999, cash collections of receivables were significant with an overall decrease of $8.5 million in our accounts receivable balance. Cash used by operating activities was $10.7 million for the three months ended October 31, 1998 and primarily resulted from the net operating loss incurred.

         Cash provided by investing activities of $.4 million for the three months ended October 31, 1999 was primarily due to net sales of short-term investments of $2.9 million. These sales were offset by investments in software development costs that were capitalized and net investments in fixed assets. Cash used by investing activities was $4.7 million for the three months ended October 31, 1998 and primarily resulted from an increase in net property and equipment of $3.5 million and an increase in capitalized software development costs of $1.2 million.

         Cash provided by financing activities was $2.4 million for the three months ended October 31, 1999 and was primarily related to borrowings under the Company's line of credit agreements. Cash provided by financing activities of $5.4 million for the three months ended October 31, 1998 relate to borrowing under our line of credit and was offset by the purchase of treasury stock.

VTEL has a $20.0 million revolving line of credit with a banking syndicate. We have issued a letter of credit totaling $1.2 million under our revolving line of credit as a lease deposit on one of our facilities. At October 31, 1999 we have drawn $14.0 million under the syndicated line of credit. The line of credit is subject to loan covenants that require the maintenance of certain financial ratios. As of December 15, 1999, VTEL was not in compliance with several financial covenants and as a result advances under the line of credit are callable and additional advances under the line of credit are not available. We are in the process of renegotiating the line of credit and curing the default or obtaining an alternative line of credit.

         VTEL's principal sources of liquidity at October 31, 1999 consist of $12.6 million of cash, cash equivalents and short-term investments and the ability to generate cash from operations. In addition, VTEL may be able to liquidate certain investments that have significantly increased in value or secure additional equity infusions in the private marketplace. However, VTEL would suffer a material adverse effect on our liquidity if we were unable to complete any of these alternative transactions and advances under the line of credit were called for payment.

Legal Matters

         VTEL is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

General

         The markets for our products are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While we attempt to identify and respond to these changes as soon as possible, prediction of and reaction to such events will be an ongoing challenge and may result in revenue shortfalls during certain periods of time.

         VTEL's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market, introduction of new products by competitors, increased competition due to the entrance of other companies into the videoconferencing market, especially more established companies with greater resources than ours, delay in the introduction of higher performance products, market acceptance of new products we introduce, price competition, interruption of the supply of low-cost products from third-party manufacturers, changes in general economic conditions in any of the countries in which we do business, adverse legal disputes and delays in purchases relating to federal government procurement. In addition, notwithstanding the internal control procedures instituted by VTEL, there can be no guarantee that accounting errors will not occur.

         Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's past earnings and stock price has been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry, which often contributes to the volatility of the Company's common stock price.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We believe our foreign currency exposure to be relatively low as foreign sales are predominantly in U.S. dollars. We use currency hedging programs that utilize foreign currency forward contracts on a limited basis and review the credit worthiness of our customers to mitigate foreign currency exchange and credit risk. For additional Quantitative and Qualitative Disclosures about Market Risk reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended July 31, 1999.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL MATTERS

         VTEL is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

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



                                       VTEL CORPORATION



         December 15, 1999             By:      /s/ Rodney S. Bond
                                               ---------------------------------
                                               Rodney S. Bond
                                               Vice President-Finance
                                               (Chief Financial Officer
                                               and Principal Accounting Officer)