Form 10-Q/A
period 1999-10-31
VTEL CORP
filed 1999-12-30
CIK 884144

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

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

-------------------------------------------------------------------------------------------------------------------



                                                                                    FOR THE
                                                                                  THREE MONTHS
                                                                                ENDED OCTOBER 31,
                                                                              1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $       (5,344)  $       (7,439)
    Adjustments to reconcile net loss
      to net cash provided by (used in) operations:
       Depreciation and amortization                                         2,620            2,757
       Provision for doubtful accounts and returns                             259               33
       Amortization of unearned compensation                                    75               39
       Foreign currency translation gain                                        (2)             (33)
       Gain on sale of fixed assets                                            (42)               -
       Decrease in accounts receivable                                       8,496            1,831
       Decrease in inventories                                                (447)          (3,726)
       (Increase) decrease in prepaid expenses and other
       current assets                                                          135           (1,006)
       Decrease in accounts payable                                         (3,883)          (3,340)
       Increase (decrease) in accrued expenses                                (912)             495
       Decrease in deferred revenues                                          (374)            (346)
                                                                    ---------------  ---------------
          Net cash provided by (used in) operating activities                  581          (10,735)
                                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net short-term investment activity                                       2,938             (110)
    Net purchases of property and equipment                                   (914)          (3,473)
    Collection of note receivable                                               12                -
    Increase in capitalized software                                        (1,702)          (1,241)
    Decrease in other assets                                                    92              170
                                                                    ---------------  ---------------
          Net cash provided by (used in) investing activities                  426           (4,654)
                                                                    ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                                        111               21
    Purchase of treasury stock                                                   -           (2,265)
    Proceeds from the sale of treasury stock                                    12              178
    Borrowings under line of credit agreements                               2,800            7,500
    Payments on notes payable                                                 (453)               -
                                                                    ---------------  ---------------
          Net cash provided by financing activities                          2,470            5,434
                                                                    ---------------  ---------------

Effect of translation exchange rates on cash                                    (6)             127

                                                                    ---------------  ---------------
Net increase (decrease) in cash and equivalents                              3,471           (9,828)

Cash and equivalents at beginning of period                                  7,805           15,191
                                                                    ---------------  ---------------
Cash and equivalents at end of period                               $       11,276   $        5,363
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