Form 10-Q
period 2000-01-31
VTEL CORP
filed 2000-03-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000

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

At March 3, 2000 the registrant had outstanding 24,591,289 shares of its Common Stock, $0.01 par value.


VTEL CORPORATION

CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------



                                                                          January 31,               July 31,
                                                                              2000                    1999
                                                                          (Unaudited)
ASSETS
Current assets:

     Cash and equivalents                                                 $   9,122                $   7,805
     Short-term investments                                                   1,403                    4,308
     Accounts receivable, net of allowance for doubtful
       accounts of 1,778 and 1,223 at
       January 31, 2000 and July 31,1999                                     28,144                   38,291
     Inventories                                                             14,119                   15,553
     Prepaid expenses and other current assets                                2,170                    2,320
                                                                   -----------------       ------------------
            Total current assets                                             54,958                   68,277

Property and equipment, net                                                  27,012                   29,704
Intangible assets, net                                                       15,305                   15,841
Capitalized software                                                         10,020                    7,351
Other assets                                                                  2,478                    2,918
                                                                   -----------------       ------------------
                                                                          $ 109,773                $ 124,091
                                                                   =================       ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $  13,987                $  18,375
     Borrowings under revolving line of credit                               12,500                        -
     Accrued compensation and benefits                                        3,891                    4,916
     Other accrued liabilities                                                3,380                    3,555
     Notes payable, current portion                                           1,638                    2,234
     Deferred revenue                                                        10,907                   11,062
                                                                   -----------------       ------------------
            Total current liabilities                                        46,303                   40,142

Long-term liabilities:
     Borrowings under revolving line of credit                                    -                   11,200
     Notes payable                                                              250                      554
     Other long-term obligations                                              4,107                    4,176
                                                                   -----------------       ------------------
            Total long-term liabilities                                       4,357                   15,930
                                                                   -----------------       ------------------

Commitments and contingencies                                                     -                        -

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000
       authorized; none issued or outstanding
     Common stock, $.01 par value; 40,000,000
       authorized; 24,414,000 and 24,423,000
       issued at January 31, 2000 and July 31,
       1999                                                                     244                      244
     Additional paid-in capital                                             260,225                  260,057
     Accumulated deficit                                                   (200,979)                (191,665)
     Unearned compensation                                                     (252)                    (385)
     Stock subscriptions receivable                                            (138)                    (150)
     Accumulated other comprehensive income [loss]                               13                      (82)
                                                                   -----------------       ------------------
            Total stockholders' equity                                       59,113                   68,019
                                                                   -----------------       ------------------
                                                                          $ 109,773                $ 124,091
                                                                   =================       ==================


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.


VTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                           For the                               For the
                                                     Three Months Ended                     Six Months Ended
                                                         January 31,                           January 31,
                                                      2000           1999                  2000            1999
Revenues:
    Products                                        $26,133        $26,386               $50,508          $52,274
    Services and other                               11,129         11,369                21,820           22,421
                                             --------------- --------------       --------------- ----------------
                                                     37,262         37,755                72,328           74,695
                                             --------------- --------------       --------------- ----------------
Cost of sales:
    Products                                         15,203         14,483                29,721           27,763
    Services and other                                7,833          7,485                15,258           14,833
                                             --------------- --------------       --------------- ----------------
                                                     23,036         21,968                44,979           42,596
                                             --------------- --------------       --------------- ----------------
    Gross margin                                     14,226         15,787                27,349           32,099
                                             --------------- --------------       --------------- ----------------

Operating expense:
    Selling, general and administrative              13,562         15,916                27,587           34,419
    Research and development                          3,915          4,638                 7,682            9,874
    Amortization of intangible assets                   378            259                   742              511
    Restructuring expense                                 -          2,915                     -            2,915
                                             --------------- --------------       --------------- ----------------
    Total operating expenses                         17,855         23,728                36,011           47,719
                                             --------------- --------------       --------------- ----------------

    Loss from operations                             (3,629)        (7,941)               (8,662)         (15,620)
                                             --------------- --------------       --------------- ----------------
Other income (expense):
    Interest income                                     130            248                   209              536
    Interest expense and other                         (471)          (251)                 (861)            (299)
                                             --------------- --------------       --------------- ----------------
                                                       (341)            (3)                 (652)              237
                                             --------------- --------------       --------------- ----------------
Net loss before provision
    for income taxes                                 (3,970)        (7,944)               (9,314)         (15,383)

Provision for income taxes                                -              -                     -                -
                                             --------------- --------------       --------------- ----------------
    Net loss                                       $ (3,970)      $ (7,944)             $ (9,314)       $ (15,383)
                                             =============== ==============       =============== ================

Basic and diluted loss per share:
                                                   $  (0.16)      $  (0.35)             $  (0.38)        $  (0.67)
                                             =============== ==============       =============== ================

Weighted average shares outstanding:
    Basic and diluted                                24,395         22,987                24,346           23,036
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


VTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

--------------------------------------------------------------------------------

                                                                                   For the
                                                                               Six Months Ended
                                                                                  January 31,
                                                                              2000           1999

Cash flows from operating activities:
     Net loss                                                              $  (9,314)     $  (15,383)
     Adjustments to reconcile net loss
       to net cash used in operations:
        Depreciation and amortization                                          5,998           5,833
        Provision for doubtful accounts                                          571             164
        Amortization of unearned compensation                                    133             120
        Gain on sale of fixed assets                                             (41)            (40)

        Foreign currency translation loss                                        124              19
        Decrease in accounts receivable                                        9,576           5,423
        (Increase) decrease in inventories                                     1,434          (1,948)
        Increase (decrease) in prepaid expenses and other current
        assets                                                                   150            (199)
        Decrease in accounts payable                                          (4,386)         (6,000)
        Increase (decrease) in accrued expenses                               (1,141)            679
        Increase (decrease) in deferred revenues                                (122)            375
                                                                      --------------- ---------------
            Net cash (used in) provided by operating activities                2,982         (10,973)
                                                                      --------------- ---------------

Cash flows from investing activities:
     Net short-term investment activity                                        2,905          (1,000)
     Net purchase of property and equipment                                   (1,781)         (7,912)
     Issuance of note receivable                                                 (97)              -
     Increase in capitalized software                                         (3,147)         (2,993)
     Increase in other assets                                                    (36)           (973)
                                                                      --------------- ---------------
            Net cash used in  investing activities                            (2,156)        (12,878)
                                                                      --------------- ---------------

Cash flows from financing activities:
     Borrowings under line of credit                                           1,300          15,000
     Payments on notes payable                                                  (960)           (367)
     Issuance of notes payable                                                     -           3,688
     Net proceeds from issuance of stock                                         157             257
     Purchase of treasury stock                                                    -          (2,265)
     Sale of treasury stock                                                       23             402
                                                                      --------------- ---------------
            Net cash provided by financing activities                            520          16,715
                                                                      --------------- ---------------
Effect of translation exchange rates on cash                                     (29)            (13)
                                                                      --------------- ---------------
Net increase (decrease)  in cash and equivalents                               1,317          (7,149)
Cash and equivalents at beginning of period                                    7,805          15,191
                                                                      --------------- ---------------
Cash and equivalents at end of period                                       $  9,122        $  8,042
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

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Note 1 - General and Basis of Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the
Securities and Exchange Commission and accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of January 31, 2000 and July 31, 1999, the results of the Company's operations for the three and six month period ended January 31, 2000 and 1999 and cash flows for the six month period ended January 31, 2000 and 1999. The results for interim periods are not necessarily indicative of results for a full fiscal year.

Note 2 - Inventories

         Inventories consist of the following (amounts in thousands):

                                                  January 31,          July 31,
                                                     2000               1999

        Raw materials                             $   8,047            $  8,595
        Work in process                               1,021               1,504
        Finished goods                                4,258               4,637
        Finished goods held for evaluation
          and rental and loan agreements                793                 817
                                                  ---------            --------
                                                  $  14,119            $ 15,553
                                                  =========            ========

         Finished goods held for evaluation consist of completed digital visual communications systems used for demonstration and evaluation purposes.

Note 3 - Net Income (Loss) Per Share

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

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

         The calculation of the number of weighted average shares outstanding for basic and dilutive earnings (loss) per share for each of the periods presented is as follows (amounts in thousands):

                                                            For the                    For the
                                                      Three Months Ended           Six Months Ended
                                                          January 31                  January 31,
                                                      2000          1999          2000          1999
Weighted average shares
   Outstanding - basic                                 24,395      22,987        24,346         23,036
                                                       ------      ------        ------         ------
Effect of dilutive securities:
 Stock options                                              -           -             -              -
                                                       ------      ------        ------         ------
      Dilutive potential common shares                      -           -             -              -
                                                       ------      ------        ------         ------
Weighted average shares
   Outstanding - diluted                               24,395      22,987        24,346         23,036
                                                       ======      ======        ======         ======
Antidilutive securities                                 4,663       4,512         4,761          4,351
                                                       ======      ======        ======         ======

Note 4 - Restructuring Charge

         In November 1998, the Company adopted a restructuring plan which resulted in the reduction of 100 employees (approximately 14%) of the Company. While terminations were effective immediately for most employees upon announcement in November 1998, all employees terminated in the restructuring had left the Company during the third fiscal quarter. The Company also made the decision to reduce operating costs by exiting other activities and reducing the related overhead costs. These activities include the closure or consolidation of certain field sales offices, its Sunnyvale, California spare parts depot and technical assistance center. As a result of the restructuring, the Company recorded a restructuring charge of $2.9 million during the second fiscal quarter of 1999. All restructuring efforts had been completed by the end of the 1999 fiscal year.

Note 5 - Comprehensive Loss

         The Company's comprehensive loss is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments.

         Comprehensive loss for the three and six months ended January 31, 2000 was $4.0 million and $9.3 million, respectively, and comprehensive loss for the three and six months ended January 31, was $7.9 million and $15.4 million, respectively, including the impact of other accumulated comprehensive loss.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Note 6 - Line of Credit

     Amounts outstanding under the credit agreement are secured by substantially all of the Company's assets. The Company has issued a letter of credit totaling $1.2 million under the line of credit as a lease deposit on one of its facilities. At January 31, 2000, the Company had drawn $12.5 million under the credit line. The line of credit agreement is subject to loan covenants that require the maintenance of certain financial ratios. As the Company was not in compliance with several of the Financial Covenants, a loan modification and forbearance agreement was completed between the company and its lenders in December 1999. This agreement provided for a revised facility amount of $15.2 million, a maturity date of March 15, 2000 and provided for the lenders to forbear through February 15, 2000. As of March 10, 2000, the Company had repaid all amounts drawn on the line. The Company expects to obtain an alternative line of credit in the near term.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Note 7-Segment Information

     In 1999, the Company adopted SFAS 131 "Disclosure about Segments of an Enterprise and Related Information". The Company manages its business primarily on a products and services basis. The Company's reportable segments are Products and Services/Other. The Products segment provides multi-media visual communication (commonly referred to as video teleconferencing) products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. The Services/Other segment provides custom integrated systems, installations and product support services to customers. The accounting policies of the segments are the same as those of the Company.

     The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income; however, there is a charge to allocate certain corporate operating expenses to the segments. The prior year's segment information has been restated to present the Company's reportable segments.

     The  table  below   presents   segment   information   about  revenue  from
unaffiliated customers, depreciation and operating income for the three and six month periods ended January 31, 2000 and 1999:


                                                             Services/          Corporate/
                                            Products           Other              Other              Total
                                          -------------     -------------    --------------     --------------

For  the   three-month   period   ending
January 31, 2000
Revenues from unaffiliated customers          $ 26,133         $  11,129          $      -          $  37,262
Depreciation and amortization                      135               291             2,801              3,227

Operating income (loss)                         10,930             3,296           (17,855)            (3,629)

For the three-month period ending
January 31, 1999
Revenues from unaffiliated customers          $ 26,386         $  11,369          $      -          $  37,755
Depreciation and amortization                       45               347             2,684              3,076

Operating income (loss)                         11,903             3,884           (23,728)            (7,941)

For the six-month  period ending
January 31, 2000
Revenues from unaffiliated customers          $ 50,508         $  21,820          $      -          $  72,328
Depreciation and amortization                      169               601             5,228              5,998

Operating income (loss)                         20,787             6,562           (36,011)            (8,662)

For the six-month period ending
January 31, 1999
Revenues from unaffiliated customers          $ 52,274         $  22,421          $      -          $  74,695
Depreciation and amortization                       92               694             5,047              5,833

Operating income (loss)                         24,511             7,588           (47,719)           (15,620)



VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Note 8 - Subsequent Events

          On March 3, 2000 VTEL settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas which VTEL had previously initiated against five former employees who left the Company in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees of VTEL have paid $2.5 million in cash and have delivered to VTEL 300,800 shares of common stock of Polycom, Inc., having a market value $39,104,000 as of March 3, 2000, in settlement of the claims asserted by VTEL. The parties have agreed to dismissal of all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

         On March 3, 2000, VTEL granted non-exclusive licenses to Polycom, Inc.("Polycom") to use three of its patented technologies, and Polycom has agreed to a one time payment to VTEL of $8.3 million as a fully paid up royalty in exchange for such license. In turn and without any payments by VTEL, Polycom also has granted VTEL a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties will have access to specified distinctive technologies of the other for use in their product offerings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following review of VTEL's financial position as of January 31, 2000 and 1999 and for the three months and six months ended January 31, 2000 and 1999 should be read in conjunction with our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 5, 1999.

Results of Operations

         The following table provides the percentage of revenues represented by certain items in VTEL's Condensed Consolidated Statement of Operations:


                                                                   For the Three                For the Six
                                                                    Months Ended                Months Ended
                                                                    January 31,                 January 31,

                                                                 2000          1999          2000          1999
    Revenues                                                     100%          100%          100%          100%
    Gross margin                                                  38            42            38            43
    Selling, general and administrative                           36            42            38            46
    Research and development                                      11            12            11            13
    Restructuring expense                                         0             8             0             4
    Total operating expenses                                      48            63            50            64
    Net income (loss)                                            (11)          (21)          (13)          (21)


Three and Six Months Ended January 31, 2000 and 1999

     Revenues. Revenue for the quarters ended January 31, 2000 decreased by $0.5 million, or 1%, to $37.3 million from $37.8 million for the quarter ended January 31, 1999. Revenues for the six months ended January 31, 2000 decreased to $72.3 million from $74.7 million for the six months ended January 31, 1999, a decrease of $2.4 million or 3%. The decline over the comparable six month periods ended January 31, 2000 and 1999 can be attributed to a delay in the purchase decision of our customers as a result of the introduction of VTEL's new product line, Galaxy(TM), which was introduced near the end of the first fiscal quarter of 2000.

     Unit sales of our core products Galaxy(TM) and ESA(TM) (Enterprise Series Architecture, our prior generation flagship product line) increased 6% and 9% for the three and six months ended January 31, 2000 as compared to the same periods in fiscal 1999. The declining revenue levels over these same periods reflect the shift in product mix to units with lower average sales prices. Our market analysis indicates that the demand for high end video conferencing solutions is focused on relatively narrow market sectors such as education and state and federal government, while the corporate video conferencing market has migrated toward appliance type products. We continue to excel in the primary and secondary education and government sectors where we are perceived to be gaining market share. We believe that the desk top videoconferencing solution currently addressed by appliance type products by our competitors will ultimately be replaced with Internet solutions using videoconferencing software. This will be accomplished with the proliferation of high speed, broad band internet protocol (IP) networks that are currently being deployed within the United States and abroad. We expect to continue our focus on bringing videoconferencing solutions to our targeted markets while we develop videoconferencing solutions for the Internet.

     Total sales of the combined product lines of Galaxy(TM) and ESA(TM) during the quarter ended January 31, 2000 were similar to total sales of the ESA product line in previous quarters. We expect the transition to the Galaxy(TM) product line to continue for several quarters due to the size of the install base of the ESA product line and the desire by our customers to install additional endpoints that are familiar . Approximately 75% of our product sales are from existing customers. A new, more innovative user interface software (Vtouch(TM)) and the additional functionality of H.323 IP (Internet Protocol) networking capability distinguish the Galaxy product line.

     For the three and six month periods ended January 31, 2000 and 1999, service revenue as a percent of total revenues was 30%. Less than 10% of service revenue relates to installation of our products and the balance of service revenue relates to maintenance contracts on videoconferencing units previously sold. Service and other revenue declined by $0.2 million and $0.6 million in the three and six months ended January 31, 2000 compared to the three and six months ended January 31, 1999. This decline reflects, in part, the decline in product sales over the past year.

     International sales represented approximately 25% and 22% respectively, of product revenues for the three months and six months ended January 31, 2000 compared to 28% and 22% respectively, for the three months and six months ended January 31, 1999. These revenue percentages represent export sales from our domestic operations, as well as sales from our foreign subsidiaries that are installed in foreign locations.

     VTEL primarily sells its products through resellers. For the three months and six months ended January 31, 2000 reseller sales were 81% and 78% of product sales, respectively. For the three months and six months ended January 31, 1999 reseller sales were 82% and 83% respectively. All other sales of our products are made directly to the end user customer.

     One of VTEL's initiatives is to grow revenues from non-U.S. markets. Non-U.S. operations are subject to certain risks inherent in conducting business abroad including price and currency exchange fluctuations and restrictive government actions. We believe our foreign currency exposure to be relatively low as foreign sales are predominantly settled in U.S. dollars. We use currency-hedging programs that utilize foreign currency forward contracts on a limited basis and review the credit worthiness of our customers to mitigate foreign currency exchange and credit risk. There can be no assurance that our foreign currency-hedging program will effectively hedge foreign currency exchange risk.

     While we strive for revenue growth, there can be no assurance that revenue growth or profitability can be achieved. Most recently VTEL has experienced neither revenue growth or profitability. Consistent with many companies in the technology industry, our business model is characterized by a very high degree of operating leverage. Our expense levels are based, in part, on our expectations as to future revenue levels, which are difficult to predict partly due to VTEL's strategy of distributing its products primarily through resellers. Because expense levels are based on our expectations as to future revenues, our expense base is relatively fixed in the short term. If revenue levels are below expectations, operating results may be materially and adversely affected and net income is likely to be disproportionately adversely affected. In addition, our quarterly and annual results may fluctuate as a result of many factors, including price reductions, delays in the introduction of new products, delays in purchase decisions due to new product announcements by VTEL or its competitors, cancellations or delays of orders, interruptions or delays in supplies of key components, changes in reseller base, customer base, business or product mix and seasonal patterns and other shifts of capital spending by customers. There can be no assurance that we will be able to increase or even maintain our current level of revenues on a quarterly or annual basis in the future.

     Gross margin. Gross margin as a percentage of total revenues was 38% for the three and six months ended January 31, 2000, a decrease from the gross margin as a percentage for revenues of 42% and 43%, for the three and six months ended January 31, 1999. The decrease in gross margin percentage for the three and six month periods ended January 31, 2000 was the result of a shift by our customers towards the purchase of lower margin products. Additionally, product margins were affected unfavorably by inventory write-downs taken on non-core product lines in the three and six months ended January 31, 2000 that were $0.7 million greater than the comparable periods.

     We believe the shift to smaller group systems will reflect continued transition to visual communications systems that function within an IP network environment. As such, we anticipate that lower gross margins will be offset by stronger unit sales once IP networks proliferate. We expect gross margin pressures due to price competitiveness in the industry, shifts in the product sales mix and anticipated offerings of new products, which may carry a lower gross margin. We expect that overall price competitiveness in the industry will continue to become more intense as users of visual communication systems attempt to balance performance, functionality and cost. Our gross margin is subject to fluctuation based on pricing, production costs and sales mix.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $2.4 million, or 15%, to $13.6 million for the quarter ended January 31, 2000 from $15.9 million for the quarter ended January 31, 1999. Selling, general and administrative expenses decreased by $6.8 million, or 20%, to $27.6 million for the six months ended January 31, 2000 from $34.4 million for the six months ended January 31, 1999. Selling, general and administrative expenses as a percentage of revenues were 36% and 42% for the three months ended January 31, 2000 and 1999, respectively, and were 38% and 46% for the six months ended January 31, 2000 and 1999, respectively. The overall decline reflects the higher expense levels present during the three and six months ended January 31, 1999, prior to the restructuring efforts. As a result of the restructuring activities, selling, general and administrative expenses were reduced which is reflected in a comparison of the periods ended January 31, 2000 and 1999. However, VTEL believes that it must continue to reduce our selling, general and administrative expenses as a percent of revenues in order to become profitable.

         Research and development. Research and development expenses decreased by $0.7 million, or 16%, to $3.9 million for the quarter ended January 31, 2000 from $4.6 million for the quarter ended January 31, 1999. Research and development expenses decreased by $2.2 million, or 22%, to $7.7 million for the six months ended January 31, 2000 from $9.9 million for the six months ended January 31, 1999. Research and development expenses as a percentage of revenues were 11% and 12% for the three months ended January 31, 2000 and 1999, respectively, and were 11% and 13%, respectively, for the six months ended January 31, 2000 and 1999. Capitalized software development costs totaled $1.4 million and $1.8 million for the three months ended January 31, 2000 and 1999 respectively, and $3.1 and 3.0 million for the six months ended January 31, 2000 and 1999 respectively.

         Overall research and development expenditures (including capitalized costs) decreased during the three and six months ended January 31, 2000 in comparison with the three and six months ended January 31, 1999. This reduction reflects in part the completion of the development of our new product line, Galaxy(TM), but it also reflects planned reductions in research and development spending in order to maintain a spending level that is consistent with our cash flow expectations. The effort to reduce spending levels was initiated as part of the restructuring activities that took place in the second quarter of fiscal 1999.

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

         Net loss. VTEL generated a net loss of $4.0 million, or $0.16 per share, during the quarter ended January 31, 2000 compared to net loss of $7.9 million or $0.35 per share, during the quarter ended January 31, 1999. VTEL generated a net loss of $9.3 million, or $0.38 per share during the six months ended January 31, 2000 compared to net loss of $15.4 million, or $0.67 per share during the six months ended January 31, 1999. The decreased losses for the three and six month periods ended January 31, 2000 reflect in part the restructuring plan adopted during the quarter ended January 31, 1999 which included a restructuring charge of $2.9 million (see "Restructuring Activities"). The restructuring activities reduced operating expenses to a level more consistent with expected revenue levels. The higher losses for the three and six months ended January 31, 1999 reflect the higher expense levels prior to the restructuring activities. Although we continue to sustain losses in fiscal 2000, a large portion of the total loss is made up of VTEL's continued investment in our Internet businesses. That investment is a key element in our strategy to provide the foundation for future growth and additional value for our shareholders.

         There can be no assurance that we will generate net income at lower revenue levels. Current operational planning for the interim has been to incur losses to the extent we maintained positive cash flow. If revenues decline by more than we expect or if the product mix shifts to lower margin products then we could incur further substantial losses in the future and may have to consider additional restructuring measures in future quarters which may have a material adverse affect on VTEL's financial position and results of operations.

Restructuring Activities

         In November 1998, the VTEL adopted a restructuring plan which resulted in the reduction of 100 employees (approximately 14%). While terminations were effective immediately for most employees upon announcement in November 1998, all employees terminated in the restructuring had left VTEL during the third fiscal quarter. We also made the decision to reduce operating costs by exiting other activities and reducing the related overhead costs. These activities include the closure or consolidation of certain field sales offices and our Sunnyvale, California spare parts depot and technical assistance center. As a result of the restructuring, we recorded a restructuring charge of $2.9 million during the second fiscal quarter of 1999. All restructuring efforts had been completed by the end of the 1999 fiscal year.

Introduction of New Product Lines and Services

         VTEL continually strives to introduce the latest technology in digital visual communications. During the three months ended October 31, 1999, we introduced our new product line of Galaxy(TM) visual communication systems. The enhanced software included in the Galaxy(TM) line can accommodate and support customer migration to Internet Protocol networks easily because these endpoints can operate on either type network and move from one network architecture to another on a call by call basis through simple software commands. For many customers that previously purchased VTEL products, the migration to Internet Protocol network functionally can be accomplished through software upgrades to existing products.

         On January 24, 2000, we announced the formation of Onscreen24(TM), a business unit established by VTEL to focus exclusively on delivering high-impact, visual communications products and services for the World Wide Web. Onscreen24's strategy is to leverage new products, partnerships and acquisitions with existing VTEL assets - technical innovations, software and customer base - that will enable Web-based service providers and portals to deploy media-rich solutions for high-impact communication experiences. Initially focused on business-to-business commerce, Onscreen24 will visually enable communications applications and platforms, making them more unique and enjoyable for the user and thereby more productive and profitable for businesses engaging in E-commerce. Through this strategy, Onscreen24 expects to introduce Video Commerce(R) to Internet customers. Onscreen24's initial objective will focus on market penetration and acceptance of its products in two key areas - Internet infrastructure providers and early adopters of media-rich solutions,
specifically   online   advertising,   E-learning   and  customer   relationship
management.

Quarterly Revenue Cycle

         Historically, a significant percentage of our sales occur in the last few weeks of the quarter. By compressing most of our shipments into a short period of time at the end of each quarter, we will incur overtime costs, sharply increase our inventory levels in anticipation of this demand and deplete or exhaust our backlog of customer orders. Our sales cycle is difficult to predict and manage. It is possible that management's estimates of product demand will be inaccurate and as a result we could experience a rise in inventory levels and a decline in expected revenue levels in any given quarter. Management's estimates of future product revenue are derived from our analysis of market conditions and reports from our sales force of customer leads and prospective interest. Backlog of customer product orders cannot be relied upon to forecast future revenue levels. Because of the short cycle time between customer order and shipment, it is also possible that unanticipated delays from our vendors can disrupt shipments and adversely affect the results in a given quarter. This is especially an issue due to our reliance on a limited number of highly specialized suppliers. The above factors represent uncertainties that can have a material adverse effect on our financial position and results of operations.

Liquidity and Capital Resources

         At January 31, 2000, VTEL had working capital of $8.7 million, including $10.5 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $3.0 million for the six months ended January 31, 2000 and primarily resulted from a decrease in accounts receivable and inventory, which was partially offset by the net operating loss incurred and a decrease in accounts payable. Cash used in operating activities was $11.0 million for the six months ended January 31, 1999 and primarily resulted from the net operating loss, an increase in inventories and the decrease in accounts payable. This was partially offset by the decrease in accounts receivable.

         Net cash used in investing activities during the six months ended January 31, 2000 was $2.2 million and primarily resulted from an increase in net property and equipment and an increase in capitalized software development costs. Net cash used in investing activities during the six months ended January 31, 1999 was $12.9 million and primarily resulted from increases in net property and equipment and an increase in capitalized software.

         Cash flows provided by financing activities during the six months ended January 31, 2000 were $0.5 million and resulted from $1.3 million being drawn on our revolving line of credit, and was partially offset by payments on notes payable. Cash flows provided by financing activities during the six months ended January 31, 1999 were $16.7 million and related primarily to $15.0 million drawn on our revolving line of credit.

     VTEL has a $20.0 million revolving line of credit with a banking syndicate. We have issued a letter of credit totaling $1.2 million under our revolving line of credit as a lease deposit on one of our facilities. At January 31, 2000 we have drawn $12.5 million under the syndicated line of credit. The line of credit is subject to loan covenants that require the maintenance of certain financial ratios. At January 31, 2000, we were not in compliance with several of the financial covenants. In December 1999, a loan modification and forbearance agreement was completed between VTEL and its lenders. This agreement provided for a revised facility amount of $15.2 million, a maturity date of March 15, 2000 and provided for the lender to forbear through February 15, 2000. As of March 10, 2000, we had repaid all amounts drawn on the line. We expect to obtain an alternative line of credit in the near term.

         VTEL's principal sources of liquidity at January 31, 2000 consisted of $10.5 million of cash, cash equivalents and short-term investments and the ability to generate cash from operations. In addition, VTEL may be able to monazite certain assets that have significant potential value or secure additional equity infusions in the private marketplace. On March 3, 2000 VTEL announced certain Subsequent Events as noted below that allowed VTEL to realize an immediate increase in cash of $10.8 million and an increase in marketable securities valued at $39.1 million.

Subsequent Events

          On March 3, 2000 VTEL settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas which VTEL had previously initiated against five former employees who left the VTEL in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees of VTEL have paid $2.5 million in cash and have delivered to VTEL 300,800 shares of common stock of Polycom, Inc., having a market value $39,104,000 as of March 3, 2000, in settlement of the claims asserted by VTEL. The parties have agreed to dismissal of all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

         On March 3, 2000, VTEL granted non-exclusive licenses to Polycom, Inc.("Polycom") to use three of its patented technologies, and Polycom has agreed to a one time payment to VTEL of $8.3 million as a fully paid up royalty in exchange for such license. In turn and without any payments by VTEL, Polycom also has granted VTEL a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties will have access to specified distinctive technologies of the other for use in their product offerings.

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

         Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, VTEL's past earnings and stock price has been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of our common stock in any given period. Also, we participate in a highly dynamic industry, which often contributes to the volatility of our common stock price.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

         Certain  portions of this  report  contain  forward-looking  statements about the business, financial condition and prospects of VTEL. Our actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for our products and services, changes in competition, economic conditions, interest rates fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to our business, and other risks indicated in our filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to VTEL or its management are intended to identify forward-looking statements.

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

Item 1.  Legal Proceedings

         VTEL is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

         On March 6, 2000 VTEL filed a Current Report on Form 8K reporting the termination of a pending legal proceeding. Reference is made to such report and to Note 7 - Subsequent Events in the unaudited financial statements contained herein, for information relating to the disposition of the pending claim.

Item 2.

         None

Item 3. Defaults Upon Senior Securities

         At January 31, 2000 VTEL was not in compliance with certain covenants as stipulated in the line of credit agreement in place with our lenders and therefore was in technical default. As of March 13, 2000, advances drawn on the line of credit had been repaid. Reference is made to Note 6 - Line of Credit of the unaudited financial statements contained herein, for additional information related to the technical default.

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 16, 1999, an annual meeting of the stockholders was held whereby shareholders voted on the following proposals:

1. Proposal for the election of seven directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders voted to approve the proposal by the following vote:


Nominee                   For            Withheld               Broker Non-votes
F.H. (Dick) Moeller       20,376,228     522,134                -
Stephen L. Von Rump       20,379,086     519,276                -
Gordon H. Matthews        20,379,444     518,918                -
T. Gary Trimm             20,379,244     519,118                -
Richard Snyder            20,379,444     518,918                -
Kathleen A. Cote          20,379,183     519,179                -
James H. Wells            20,379,329     519,033                -

2. Proposal to approve an amendment to the Company's Employee Stock Purchase Plan ("ESPP") to increase the number of shares of the Company's Common Stock issuable under the ESPP upon the exercise of stock options granted pursuant to the ESPP from 950,000 shares to 1,450,000 shares. Details of this plan are incorporated by reference to the Company's proxy statement of December 16, 1999. The stockholders voted to approve the proposal by the following vote:


For                Against               Abstain                Broker Non-votes
18,950,085         1,106,570             189,647                -


3. Proposal to approve an amendment of the Company's 1992 Director Stock Option Plan (the "Director Plan") to increase the number of shares of the Company's Common Stock issuable under the Director Plan upon the exercise of stock options granted pursuant to the Director Plan from 150,000 to 250,000 shares and to modify the formula pursuant to which options are granted thereunder. Details of this plan are incorporated by reference to the Company's proxy statement of December 16, 1999. The stockholders voted to approve the proposal by the following vote:

For              Against               Abstain                  Broker Non-votes
18,521,967       1,526,975             189,647                  -

4. Proposal to ratify the Board of Directors' appointment of PricewaterhouseCoopers LLP, independent accountants, as the Company's independent auditors for the year ending July 31, 2000. The stockholders voted to approve the proposal by the following vote:

For              Against               Abstain                  Broker Non-votes
20,603,376       203,336               91,650                   -

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

          (A) Exhibits:

          10.1 Change-in Control Agreements with members of senior management of the Company:

               (a)  Brian C. Sullivan;

               (b)  Stephen Cox; and

               (c)  Stephen Von Rump.

          (B)  Reports on Form 8-K:

               Incorporated by reference to two Forms 8-K filed on March 6, 2000

                                      * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VTEL CORPORATION



         March 15, 2000               By:      /s/ Mark E. Lang
                                               ---------------------------------
                                               Mark E. Lang
                                               Vice President-Finance
                                               (Chief Financial Officer
                                               and Principal Accounting Officer)