Form 10-Q
period 2000-04-30
VTEL CORP
filed 2000-06-14
CIK 884144

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

At June 2, 2000 the registrant had outstanding 24,954,499 shares of its Common Stock, $0.01 par value.

VTEL CORPORATION

CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------


                                                                      April 30,          July 31,
                                                                        2000               1999
                                                                     (Unaudited)
ASSETS
Current assets:

    Cash and equivalents                                             $   3,455         $   7,805
    Short-term investments                                              36,504             4,308
    Accounts receivable, net of allowance for doubtful
     accounts of $2,108 and $1,318 at
     April 30, 2000 and July 31, 1999                                   25,983            38,291
    Inventories                                                         14,488            15,553
    Prepaid expenses and other current assets                            2,319             2,320
                                                                     ---------         ---------
        Total current assets                                            82,749            68,277

Property and equipment, net                                             26,317            29,704
Intangible assets, net                                                  14,554            15,841
Capitalized software                                                    10,465             7,351
Other assets                                                             1,600             2,168
                                                                     ---------         ---------
                                                                     $ 135,685         $ 123,341
                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  13,371         $  18,375
    Borrowings under revolving line of credit                                -                 -
    Accrued merger and other expenses                                        -                 -
    Accrued compensation and benefits                                    4,332             4,916
    Other accrued liabilities                                            4,607             3,555
    Notes payable, current portion                                       1,306             2,234
    Deferred revenue                                                    11,982            11,062
                                                                     ---------         ---------
        Total current liabilities                                       35,598            40,142

Long-term liabilities:
    Borrowings under revolving line of credit                                -            11,200
    Notes payable                                                          250               554
    Other long-term obligations                                          4,487             4,176
                                                                     ---------         ---------
        Total long-term liabilities                                      4,737            15,930
                                                                     ---------         ---------

Commitments and contingencies                                                -                 -

Stockholders' equity:
    Common stock, $.01 par value; 40,000,000 authorized;
     24,940,000 and 24,423,000 issued at April 30, 2000
     and July 31, 1999                                                     249               244
    Additional paid-in capital                                         261,551           260,057
    Accumulated deficit                                               (165,838)         (191,665)
    Unearned compensation                                                  (70)             (385)
    Stock subscriptions receivable                                        (606)             (900)
    Accumulated other comprehensive income (loss)                           64               (82)
                                                                     ---------         ---------
        Total stockholders' equity                                      95,350            67,269
                                                                     ---------         ---------
                                                                     $ 135,685         $ 123,341
                                                                     =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

-----------------------------------------------------------------------------------------------

                                                    For the                       For the
                                              Three Months Ended            Nine Months Ended
                                                   April 30,                     April 30,
                                                                 (Unaudited)


                                             2000           1999           2000          1999
Revenues:

      Products                             $ 21,010       $ 25,133      $  71,518     $  77,407
      Services and other                     10,430         10,983         32,250        33,404
                                           --------       --------      ---------     ---------
                                             31,440         36,116        103,768       110,811
                                           --------       --------      ---------     ---------
Cost of sales:
      Products                               13,138         12,037         42,859        39,800
      Services and other                      7,933          6,362         23,190        21,195
                                           --------       --------      ---------     ---------
                                             21,071         18,399         66,049        60,995
                                           --------       --------      ---------     ---------
      Gross margin                           10,369         17,717         37,719        49,816
                                           --------       --------      ---------     ---------
Operating expenses:
Selling, general and administrative          14,086         13,254         41,673        47,673
Research and development                      4,392          4,427         12,074        14,301
Amortization of intangible assets               336            379          1,078           890
Restructuring expense                             -            203              -         3,118
                                           --------       --------      ---------     ---------
      Total operating expenses               18,814         18,263         54,825        65,982
                                           --------       --------      ---------     ---------

      Loss from operations                   (8,445)          (546)       (17,106)      (16,166)
                                           --------       --------      ---------     ---------

Other income (expense):
      Interest income                           424            165            633           701
      Non-recurring events                   44,501              -         44,501             -
      Interest expense and other               (469)          (193)        (1,331)         (492)
                                           --------       --------      ---------     ---------
                                             44,456            (28)        43,803           209
                                           --------       --------      ---------     ---------

Income (loss) before provision
      for income taxes                       36,011           (574)        26,697       (15,957)

Provision for income taxes                     (870)             -           (870)            -
                                           --------       --------      ---------     ---------
      Net income (loss)                    $ 35,141       $   (574)     $  25,827     $ (15,957)
                                           ========       ========      =========     =========

Basic income (loss) per share:             $   1.43       $  (0.02)     $    1.06     $   (0.69)
                                           ========       ========      =========     =========

Diluted income (loss) per share:           $   1.36       $  (0.02)     $    1.03     $   (0.69)
                                           ========       ========      =========     =========

Weighted average shares outstanding:
      Basic                                  24,620         23,734         24,436        23,264
                                           ========       ========      =========     =========
      Diluted                                25,765         23,734         24,955        23,264
                                           ========       ========      =========     =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

------------------------------------------------------------------------------------------------
                                                                               For the
                                                                          Nine Months Ended
                                                                              April 30,
                                                                             (Unaudited)
                                                                         2000            1999
Cash flows from operating activities:
     Net income (loss)                                                $ 25,827         $(15,957)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operations:
        Depreciation and amortization                                    9,478            9,103
        Provision for doubtful accounts                                  1,046              323
        Amortization of unearned compensation                              147              212
        Loss (gain) on sale of fixed assets                                166             (104)
        Foreign currency translation loss                                  188               69
        Decrease in accounts receivable                                 11,262            6,844
        Decrease (increase) in inventories                               1,065           (1,743)
        Decrease (increase) in prepaid expenses
            and other current assets                                         1              (14)
        Decrease in accounts payable                                    (5,004)          (8,146)
        Increase (decrease) in accrued expenses                            476           (1,086)
        Increase in deferred revenues                                    1,149              445
                                                                      --------         --------
            Net cash provided by (used in) operating activities         45,801          (10,054)
                                                                      --------         --------

Cash flows from investing activities:
     Net short-term investment activity                                (32,196)           6,512
     Net purchase of property and equipment                             (3,596)          (5,576)
     Collection (issuance) of notes receivable                              87             (947)
     Increase in capitalized software                                   (4,170)          (4,677)
     Acquisition                                                             -             (231)
     Decrease (increase) in other assets                                    36             (195)
                                                                      --------         --------
            Net cash used in investing activities                      (39,839)          (5,114)
                                                                      --------         --------

Cash flows from financing activities:
     (Payments) borrowings under line of credit                        (11,200)          11,200
     Payments on notes payable                                          (1,363)          (1,539)
     Issuance of notes payable                                             265                -
     Net proceeds from issuance of stock                                 2,028              (42)
     Purchase of treasury stock                                              -           (2,265)



     Sale of treasury stock
                                                                             -              688
                                                                      --------         --------
            Net cash (used in) provided by financing activities        (10,270)           8,044
                                                                      --------         --------
Effect of translation exchange rates on cash                               (42)            (255)
                                                                      --------         --------

Decrease in cash and equivalents                                        (4,350)          (7,379)
Cash and equivalents at beginning of period                              7,805           15,191
                                                                      --------         --------
Cash and equivalents at end of period                                 $  3,455         $  7,812
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

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Note 1 - General and Basis of Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the
Securities  and  Exchange  Commission  and  accordingly,   do  not  include  all
information and footnotes required under accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of VTEL as of April 30, 2000 and July 31, 1999, the results of our operations for the three and nine month periods ended April 30, 2000 and 1999 and cash flows for the nine month period ended April 30, 2000 and 1999. The results for interim periods are not necessarily indicative of results for a full fiscal year.

Note 2 - Inventories

         Inventories consist of the following (amounts in thousands):

                                                   April 30,           July 31,
                                                     2000               1999

        Raw materials                              $  6,365            $  8,595
        Work in process                               1,025               1,504
        Finished goods                                5,958               4,637
        Finished goods held for evaluation
          and rental and loan agreements              1,140                 817
                                                   --------            --------
                                                   $ 14,488            $ 15,553
                                                   ========            ========

         Finished goods held for evaluation consist of completed digital visual communications systems used for demonstration and evaluation purposes.

Note 3 - Net Income (Loss) Per Share

         VTEL reports earnings per share under SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

         The calculation of the number of weighted average shares outstanding for basic and dilutive earnings (loss) per share for each of the periods presented is as follows (amounts in thousands):


                                                           For the                      For the
                                                      Three Months Ended           Nine Months Ended
                                                           April 30,                   April 30,
                                                      2000          1999          2000          1999
Weighted average shares
   Outstanding - basic                               24,620        23,734        24,436         23,264

Effect of dilutive securities:
 Stock options                                        1,087             -           480              -
 Stock warrants                                          58             -            39              -
                                                     ------        ------        ------         ------
      Dilutive potential common shares                1,145             -           519              -
                                                     ------        ------        ------         ------
Weighted average shares                              25,765        23,734        24,955         23,264
                                                     ======        ======        ======         ======
   Outstanding - diluted
Antidilutive securities                                 570         4,052         2,460          4,657
                                                     ======        ======        ======         ======


Note 4 - Restructuring Charge

         In November 1998, we adopted a restructuring plan which resulted in the reduction of 138 employees during the nine months ended April 30, 1999. While terminations were effective immediately for most employees upon announcement all employees terminated in the restructuring had left by the end of the third fiscal quarter of 1999. We also made the decision to reduce operating costs by exiting other activities and reducing the related overhead costs. These activities include the closure or consolidation of certain field sales offices, and our Sunnyvale, California spare parts depot and technical assistance center. As a result of the restructuring, we recorded a restructuring charge of $3.1 million during the nine months ended April 30, 1999. All restructuring efforts had been completed by the end of the 1999 fiscal year.

Note 5 - Comprehensive Income (Loss)

         Our comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments.

         Comprehensive income for the three and nine months ended April 30, 2000 was $35.2 million and $26.0 million, respectively, and comprehensive loss for the three and nine months ended April 30, was ($0.8) million and ($16.1) million, respectively, including the impact of other accumulated comprehensive loss.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------


Note 6 - Line of Credit

         On March 10, 2000, VTEL repaid all amounts drawn on the line of credit that was in place with a banking syndicate. At April 30, 2000, we did not have a line of credit in place. The letter of credit totaling $1.2 million that had been issued under the line of credit as a lease deposit on one of our facilities has now been collateralized with a certificate of deposit. We expect to obtain an alternative line of credit in the near term.

Note 7 - Non-Recurring Events

          On March 3, 2000 VTEL settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas which VTEL had previously initiated against five former employees who left the Company in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees of VTEL have paid $2.5 million in cash and have delivered to VTEL 300,800 shares of common stock of Polycom, Inc. in settlement of the claims asserted by VTEL. These shares were sold during the three months ended April 30, 2000 for $34.2 million. The parties have agreed to dismissal of all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

         On March 3, 2000, VTEL granted non-exclusive licenses to Polycom, Inc. ("Polycom") to use three of its patented technologies, and Polycom paid a one time fee to VTEL of $8.3 million as a fully paid up royalty in exchange for such license. In turn and without any payments by VTEL, Polycom also has granted VTEL a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties will have access to specified distinctive technologies of the other for use in their product offerings.

         The cash and the value of the shares received from these non-recurring events are reported net of legal fees totaling $0.5 million in the consolidated statement of operations.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

--------------------------------------------------------------------------------

Note 8 - Acquisition

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

Note 9 - Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. As required by this SAB, we will adopt the Securities Exchange Commission requirements beginning with our first quarter of fiscal 2001. We are in the process of evaluating the impact of the SAB on our financial position and results of operations.

Note 10 - Segment Information

         In 1999, VTEL adopted SFAS 131, "Disclosure about Segments and an Enterprise and Related Information". VTEL manages its business primarily on a products, services and internet ventures basis. Our reportable segments are Products, Services/Other and Internet Ventures. The Products segment provides multi-media visual communication (commonly referred to as video teleconferencing) products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. The Services/Other segment provides custom integrated systems, installations and product support services to customers. The Internet Ventures are business units established to focus on delivering visual communications products and services for the World Wide Web. In addition to our operating segments, we incur various corporate overhead related charges that are reflected separately in the table below. The accounting policies of the segments are the same as those of VTEL.

         The table below presents segment information about revenue from unaffiliated customers, depreciation and net income (loss) for the three and nine month periods ended April 30, 2000 and 1999:

                                             Services/       Internet       Corporate/
                               Products        Other          Ventures         Other          Total
                               ----------    -----------     -----------    ------------    ----------
For the three-month period
ending April 30, 2000
Revenues from unaffiliated
customers                      $  21,010     $   10,430      $        -     $         -     $    31,440
Depreciation and amortization         35            265             101           3,079           3,480
Net income (loss)                  7,872          2,498          (2,504)         27,275          35,141

For the three-month period
ending April 30, 1999
Revenues from unaffiliated
customers                      $  25,133     $   10,983      $        -     $         -     $    36,116
Depreciation and amortization         77            260               -           2,933           3,270
Net income (loss)                 13,096          4,621               -         (18,291)           (574)

For the nine-month period
ending April 30, 2000
Revenues from unaffiliated
customers                      $  71,518     $   32,250      $        -     $         -     $   103,768
Depreciation and
amortization                         205            867             225           8,181           9,478
Net income (loss)                 28,659          9,060          (6,394)         (5,498)         25,827

For the nine-month period
ending April 30, 1999
Revenues from unaffiliated
customers                      $  77,407     $   33,404      $        -     $         -     $   110,811
Depreciation and amortization        168            608               -           8,327           9,103
Net income (loss)                 37,607         12,209               -         (65,773)        (15,957)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following review of VTEL's financial position as of April 30, 2000 and 1999 and for the three months and nine months ended April 30, 2000 and 1999 should be read in conjunction with our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 5, 1999.

Results of Operations

         The following table provides the percentage of revenues represented by certain items in VTEL's Condensed Consolidated Statement of Operations:


                                                                   For the Three                For the Nine
                                                                    Months Ended                Months Ended
                                                                     April 30,                   April 30,
                                                                 2000          1999          2000          1999
    Revenues                                                     100%          100%          100%          100%
    Gross margin                                                  33            49            36            45
    Selling, general and administrative                           45            37            40            43
    Research and development                                      14            12            12            13
    Restructuring expense                                          0             1             0             3
    Total operating expenses                                      60            51            53            60
    Net income (loss)                                            112            (2)           25           (15)


Three and Nine Months Ended April 30, 2000 and 1999

         Revenues.  Revenue for the quarter ended April 30, 2000  decreased by $
4.7 million, or 13%, to $31.4 million from $36.1 million for the quarter ended April 30, 1999. Revenues for the nine months ended April 30, 2000 decreased to $103.8 million from $110.8 million for the nine months ended April 30, 1999, a decrease of $7.04 million, or 6%. The comparible three month decline is the result of a reduction in industry demand for higher end video conferencing products. The decline over the comparable nine month periods ended April 30, 2000 and 1999 can be attributed to a slower than anticipated conversion by our customers to our new product line, Galaxy(TM), which was introduced near the end of the first fiscal quarter of 2000. Despite the slow conversion, the pace of Galaxy(TM) sales continues to grow quarter over quarter. In addition, the videoconferencing industry continues to experience competition from low-end appliance type products that has had the effect of driving average sales prices downward. During the quarter ended April 30, 2000, VTEL further addressed the lower-end competition with the introduction of the Galaxy(TM) MiniTower, a sub $10,000 PC-based videoconferencing solution that utilizes H.323 Internet Protocol (IP) Vtouch(TM) software (see Introduction of New Product Lines and Services).

         Unit sales of our core products Galaxy(TM) and ESA(TM) (Enterprise Series Architecture, our prior generation flagship product line) increased 3% and 27% for the three and nine months ended April 30, 2000 as compared to the same periods in fiscal 1999. The declining revenue levels over these same periods reflect the shift in product mix to units with lower average sales prices. Our market analysis indicates that the demand for high end video conferencing solutions is focused on relatively narrow market sectors such as education and state and federal government, while the corporate video conferencing market has migrated toward appliance type products. We continue to excel in the primary and secondary education and government sectors where we are perceived to be gaining market share. We believe that the desk top videoconferencing solution currently addressed by appliance type products by our competitors will ultimately be replaced with Internet solutions using videoconferencing software. This will be accomplished with the proliferation of high speed, broad band Internet Protocol (IP) networks that are currently being deployed within the United States and abroad. We expect to continue our focus on bringing videoconferencing solutions to our targeted markets while we develop videoconferencing solutions for the Internet.

        We expect the transition to the Galaxy(TM) product line to continue for several quarters due to the size of the install base of the ESA(TM) product line and the desire by our customers to install additional endpoints that are familiar. Approximately 75% of our product sales are from existing customers. A new, more innovative user interface software (Vtouch(TM)) and the additional functionality of H.323 IP networking capability distinguish the Galaxy(TM) product line.

         For the three and nine month periods ended April 30, 2000, service revenue, as a percent of total revenues was 33% and 31%, respectively. Less than 10% of service revenue relates to installation of our products and the balance of service revenue relates to maintenance contracts on videoconferencing units previously sold. Service and other revenue declined by $0.6 million and $1.2 million in the three and nine months ended April 30, 2000 compared to the three and nine months ended April 30, 1999. This decline reflects, in part, the decline in product sales over the past year.

         International sales represented approximately 17% and 19% respectively, of product revenues for the three months and nine months ended April 30, 2000 compared to 23% and 23% for both the three months and nine months ended April 30, 1999. These revenue percentages represent export sales from our domestic operations, as well as sales from our foreign subsidiaries that are installed in foreign locations.

         VTEL primarily sells its products through resellers. For the three months and nine months ended April 30, 2000 reseller sales were 79% and 74% of product sales, respectively. For the three months and nine months ended April 30, 1999 reseller sales were 74% and 80% respectively. All other sales of our products are made directly to the end user customer.

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

         Gross margin. Gross margin as a percentage of total revenues was 33% and 36% for the three and nine months ended April 30, 2000, respectively, a decrease from the gross margin as a percentage of revenues of 49% and 45%, for the three and nine months ended April 30, 1999. The decrease in gross margin percentage for the three and nine month periods ended April 30, 2000 was the result of a shift by our customers towards the purchase of lower margin products. Additionally, product margins were affected unfavorably by inventory write-downs taken on non-core product lines in the three and nine months ended April 30, 2000 that were $0.6 million per quarter greater than the comparable periods.

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

         Selling, general and administrative. Selling, general and administrative expenses increased by $0.8 million, or 6%, to $14.1 million for the quarter ended April 30, 2000 from $13.2 million for the quarter ended April 30, 1999. Selling, general and administrative expenses decreased by $6.3 million, or 13%, to $41.7 million for the nine months ended April 30, 2000 from $47.7 million for the nine months ended April 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 45% and 37% for the three months ended April 30, 2000 and 1999, respectively, and were 40% and 43% for the nine months ended April 30, 2000 and 1999, respectively. The overall decline for the comparative nine month periods reflects the higher expense levels present during the nine months ended April 30, 1999, prior to the restructuring efforts. Selling, general and administrative expenses for the three months ended April 30, 2000 were higher as compared to the three months ended April 30, 1999 due to additional administrative expenses related to our internet ventures. VTEL believes that it must continue to reduce our selling, general and administrative expenses as a percent of revenues in order to become profitable.

         Research and development. Research and development expenses were relatively stable at $4.4 million for the quarters ended April 30, 2000 and 1999. Research and development expenses decreased by $2.2 million, or 16%, to $12.1 million for the nine months ended April 30, 2000 as compared to $14.3 million for the nine months ended April 30, 1999. Research and development expenses as a percentage of revenues were 14% and 12% for the three months ended April 30, 2000 and 1999, respectively, and were 12% and 13%, respectively, for the nine months ended April 30, 2000 and 1999. Capitalized software development costs totaled $1.0 million and $1.7 million for the three months ended April 30, 2000 and 1999 respectively, and $4.2 and $4.7 million for the nine months ended April 30, 2000 and 1999 respectively.

         Overall research and development expenditures (including capitalized costs) decreased during the three and nine months ended April 30, 2000 in comparison with the three and nine months ended April 30, 1999. This reduction reflects in part the completion of the development of our new product line, Galaxy(TM), but it also reflects planned reductions in research and development spending in order to maintain a spending level that is consistent with our cash flow expectations. The effort to reduce spending levels was initiated as part of the restructuring activities that took place in fiscal 1999.

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

         Net income (loss). VTEL generated net income of $35.1 million, or $1.36 per fully diluted share, during the quarter ended April 30, 2000 compared to net loss of $0.6 million or $.02 per share, during the quarter ended April 30, 1999. VTEL generated net income of $25.8 million, or $1.03 per share during the nine months ended April 30, 2000 compared to net loss of $16.0 million, or $.69 per share during the nine months ended April 30, 1999. VTEL generated net income for the three and nine month periods ended April 30, 2000 as a result of a litigation settlement agreement and a non-exclusive licensing agreement that was reached during the three months ended April 30, 2000 (see "Non-Recurring Events"). VTEL received cash of $10.8 million and shares that were sold during the quarter ended April 30, 2000 for $34.2 million. Legal fees of $0.5 million were netted against reported non-recurring events.

          We continued to sustain losses from operations in fiscal 2000. Losses from operations are the result of declining revenue against costs that remain relatively fixed as we have focused part of our resources on future business development. Approximately $6.4 million of the total operating loss for the nine months ended April 30, 2000 is made up of VTEL's continued investment in our Internet businesses. That investment is a key element in our strategy to provide the foundation for future growth and additional value for our shareholders. The cash received as a result of the favorable non-recurring events gives us the ability to continue to pursue these strategies.

         There can be no assurance that we will generate net income at lower revenue levels or that our Internet businesses will prove successful. Current operational planning for the interim has been to incur operational losses to the extent we maintained positive cash flow. If revenues decline by more than we expect or if the product mix shifts to lower margin products then we could incur further substantial losses in the future and may have to consider additional restructuring measures in future quarters which may have a material adverse affect on VTEL's financial position and results of operations.

Restructuring Activities

         In November 1998, the VTEL adopted a restructuring plan which resulted in the reduction of 138 employees during the nine months ended April 30, 1999. While terminations were effective immediately for most employees upon announcement, all employees terminated in the restructuring had left VTEL by the end of the third fiscal quarter of 1999. We also made the decision to reduce operating costs by exiting other activities and reducing the related overhead costs. These activities include the closure or consolidation of certain field sales offices and our Sunnyvale, California spare parts depot and technical assistance center. As a result of the restructuring, we recorded a restructuring charge of $3.1 million during the nine months ended April 30, 1999. All restructuring efforts had been completed by the end of the 1999 fiscal year.

Non-Recurring Events

          On March 3, 2000 VTEL settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas which VTEL had previously initiated against five former employees who left the VTEL in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees of VTEL have paid $2.5 million in cash and delivered to VTEL 300,800 shares of common stock of Polycom, Inc. in settlement of the claims asserted by VTEL. When the shares were received on March 3, 2000, the market value of the shares was $39.1 million. These shares were sold during the three months ended April 30, 2000 for $34.2 million. The parties have agreed to dismissal of all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

         On March 3, 2000, VTEL granted non-exclusive licenses to Polycom, Inc.("Polycom") to use three of its patented technologies, and Polycom paid a one time fee to VTEL of $8.3 million as a fully paid up royalty in exchange for such license. In turn and without any payments by VTEL, Polycom also has granted VTEL a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties will have access to specified distinctive technologies of the other for use in their product offerings.

Introduction of New Product Lines and Services

         VTEL continually strives to introduce the latest technology in digital visual communications. In October 1999, we introduced our new product line of Galaxy(TM) visual communication systems. The enhanced software included in the Galaxy(TM) line can accommodate and support customer migration to Internet Protocol networks easily because these endpoints can operate on either ISDN (H.320) or IP (H.323) type network and move from one network architecture to another on a call by call basis through simple software commands. For many customers that previously purchased VTEL products, the migration to Internet Protocol network functionally can be accomplished through software upgrades to existing products. During the three months ended April 30, 2000, we expanded this product line with the introduction of the Galaxy(TM) MiniTower, a sub $10,000 PC-based videoconferencing solution that utilizes H.323 Internet Protocol (IP) Vtouch(TM) software. This product addresses the competition experienced in the video conferencing industry from the low-end appliance-like video conferencing products while offering high-end functionality and the ability to upgrade further peripherals such as dual monitors and secondary cameras.

         On January 24, 2000, we announced the formation of Onscreen24(TM), a business unit established by VTEL to focus exclusively on delivering high-impact, visual communications products and services for the World Wide Web. Onscreen24's strategy is to leverage new products, partnerships and acquisitions with existing VTEL assets - technical innovations, software and customer base - that will enable Web-based service providers and portals to deploy media-rich solutions for high-impact communication experiences. Initially focused on business-to-business commerce, Onscreen24(TM) will visually enable communications applications and platforms, making them more unique and enjoyable for the user and thereby more productive and profitable for businesses engaging in E-commerce. Through this strategy, Onscreen24(TM) expects to introduce Video Commerce(R), the abilities to conduct business through electronic visual communications over the internet, to Internet customers. Onscreen24's initial objective will focus on market penetration and acceptance of its products in two key areas - Internet infrastructure providers and early adopters of media-rich solutions, specifically online advertising, E-learning and customer relationship management.

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

Liquidity and Capital Resources

         At April 30, 2000, VTEL had working capital of $47.2 million, including $40.0 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $45.8 million for the nine months ended April 30, 2000 and primarily resulted from net income including cash received from non-recurring events totaling $44.5 million and a decrease in accounts receivable, which was partially offset by a decrease in accounts payable. Cash used in operating activities was $10.1 million for the nine months ended April 30, 1999 and primarily resulted from the net operating loss, an increase in inventories and a decrease in accounts payable. These uses were partially offset by the decrease in accounts receivable.

         Net cash used in investing activities during the nine months ended April 30, 2000 was $39.8 million and primarily resulted from an increase in short-term investments as we were able to convert the shares and cash received from the non-recurring events into other short-term investments. We also invested in net property and equipment and capitalized software development costs. Net cash used in investing activities during the nine months ended April 30, 1999 was $5.1 million and primarily resulted from increases in net property and equipment and an increase in capitalized software.

         Cash used in financing activities during the nine months ended April 30, 2000 was $10.3 million as we paid off $11.2 million advanced by our lenders under a line of credit. Cash provided by financing activities during the nine months ended April 30, 1999 was $8.0 million and related primarily to $11.2 million drawn on our revolving line of credit.

         As of March 10, 2000, the Company had repaid all amounts drawn on the line of credit that was in place with a banking syndicate. At April 30, 2000, we did not have a line of credit in place. The letter of credit totaling $1.2 million that had been issued under the line of credit as a lease deposit on one of our facilities has now been collateralized with a certificate of deposit. The Company expects to obtain an alternative line of credit in the near term.

         VTEL's principal sources of liquidity at April 30, 2000 consisted of $40.0 million of cash, cash equivalents and short-term investments and the ability to generate cash from operations. In addition, VTEL may be able to monatize certain long-term assets that have significant potential value or secure additional equity infusions in the private marketplace.

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

         On March 6, 2000 VTEL filed a Current Report on Form 8K reporting the termination of a pending legal proceeding. Reference is made to such report and to Note 7 - Litigation Settlement in the unaudited financial statements contained herein, for information relating to the disposition of the pending claim.

Item 2.

         None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  None

         (B) Reports on Form 8-K:

                  The following are incorporated by reference to Forms 8-K filed as follows

                           Form 8-K dated March 6, 2000 reporting the settlement of the Via Video Communications, Inc litigation referred to in Note 7.

                           Form 8-K dated March 6, 2000 reporting the license agreement with Polycom, Inc. referred to in Note 7.

                           Form  8-K   dated   April  6,  2000   reporting   the
                           resignation of PricewaterhouseCoopers LLP as the Company's independent auditors.

                           Form  8-K  dated   April  27,  2000   reporting   the
                           appointment Ernst & Young LLP as the Company's new independent auditors for fiscal 2000.

                                      * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VTEL CORPORATION



         April 14, 2000                    By: /s/ Stephen L. Von Rump
                                               ---------------------------------
                                               Stephen L. Von Rump
                                               Chief Executive Officer



                                           By: /s/ Jay C. Peterson
                                               ---------------------------------
                                               Jay C. Peterson
                                               Vice President-Finance
                                               (Principal Accounting Officer)