Form 10-K
period 2000-07-31
VTEL CORP
filed 2000-10-30
CIK 884144

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

                     For the fiscal year ended July 31, 2000

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

The aggregate market value of 21,089,661 shares of the registrant's Common Stock held by nonaffiliates on October 13, 2000 was approximately $76,956,172. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 13, 2000 there were 24,824,352 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting are incorporated by reference into Part III.

General

         VTEL Corporation (VTEL, we or our) has designed, manufactured, sold and serviced videoconferencing systems since its inception in 1985. As a pioneer of the videoconferencing industry, we led the early innovation of utilizing an open PC architecture for our videoconferencing endpoints. By integrating the functionality and applications of a personal computer with videoconferencing hardware early on, we were one of the first players in the industry to provide a videoconference solution that included virtually any PC application available as well as simultaneous access to the Internet. With our software enhanced innovations, we have manufactured and installed more than 30,000 videoconferencing endpoints. In addition, we currently have more than 10,000 endpoints under service contracts. Our experience in the videoconferencing industry, however, has taught us that successful visual communication relies as much on the quality of the network as the endpoint itself. We have learned that the network has to be designed to support visual communications. This is becoming especially true with the proliferation of high-speed broadband communication networks. We have determined that to be successful in the visual communications industry, we need to be more than a provider of innovative communication endpoints. We must provide a network solution that will support the vast amount of visual communication applications that are becoming possible with increased bandwidth.

         In August 2000, VTEL announced its plans to embark on a new business charter that leverages our service and system integration capabilities as well as our experience in the development of videoconferencing endpoints. Videoconferencing has never reached the broad-based market appeal necessary to support the production of videoconferencing endpoints alone. This is demonstrated by the fact that most of the videoconferencing industry is struggling to grow and to attain profitability. Our goal is to become the leader in visually enabled broadband networks and begins with the continued support and advancement of our current customers. They are the early adopters of the videoconferencing industry and likely will be the early adopters of visual communications over broadband networks. Our goal is to communicate our new mission to these customers so they will look to VTEL as a partner in visually enabling their broadband networks. This planned new direction of VTEL does not remove us from the business of supplying videoconferencing endpoints. We will simultaneously embrace and integrate a much broader array of third-party technology, including other videoconferencing endpoint providers who traditionally have been our competitors. The development and production of innovative videoconferencing endpoints has been the backbone of our company. We will continue to market our ESA(TM) product line, and to market and develop our flagship videoconferencing product, Galaxy(TM), as we expand our development focus toward software, specifically network management software, building on our current SmartVideoNet Manager(TM) platform. To facilitative the change, special attention will be paid to enhancing the interoperability of all the components in a broadband video network, and expand our current test labs to create a center of excellence for standards testing and integration. We will need to develop additional consulting and solutions competencies, and ultimately transform the majority of our revenue base from VTEL endpoint products to software and complete solution services.

         We believe VTEL has the industry's best videoconferencing network management solution on which to build. As an innovator in the industry, we believe the future of videoconferencing will be in driven by software applications over broadband networks. We have experience in bringing together all the pieces to create complete solutions for customers such as Jackson Public Schools, Kinko's and Citicorp. Under the new business charter, it is our plan to expand on these competencies, build our business model around them and drive visual solutions onto the mainstream network. VTEL will become the provider of choice for software, consulting services and integration of product peripherals such as cameras, microphones and monitors. We will continue to support our existing product lines including our flagship Galaxy(TM) videoconferencing endpoint as this transition continues. We feel that refocusing our efforts in this area will provide the greatest opportunity for long-term success for VTEL and its shareholders

Industry Background

         Visual communications systems (commonly referred to as videoconferencing) enable users at remote locations to meet and share information face-to-face. A wide range of business or professional meetings, education and training classes, and technical or medical consultations make use of this innovative technology to reduce operating costs, improve customer services, reduce cycle times, and improve intra- or inter-company communications. Videoconferencing first became available on a commercial basis in the early 1980's. A single endpoint for a videoconference includes a compression/decompression (or Codec) device, monitor, camera and microphones that are housed within movable furniture compartment for ease of portability. The industry has evolved around the production of the various Codecs as each manufacturer has developed its own proprietary software that compresses and decompresses the video and audio signal. Over the years, there have been relatively few manufacturers of videoconferencing endpoints. The product offerings of the various manufacturers have been distinguished mostly by differences in the user interface, available use of other software applications during a video conference call as well as the look and design of the furniture. VTEL's products, in particular, have been characterized by the innovation of placing the Codec within a standard PC using an open architecture as opposed to operating the Codec on a proprietary operating system in a more appliance type fashion. By incorporating a PC into the videoconferencing endpoint, VTEL products allow for the inclusion of software applications such as PowerPoint(TM) presentations, spreadsheets and the ability to use whiteboard annotations during a videoconference as well as other applications.

         The development of endpoints within the videoconferencing industry has diverged into two distinct categories. The room or group videoconferencing products tailored for targeted markets with specific application needs and the set-top products for the individuals who require strictly video and audio communication during a call. The room system products are typically marketed to institutions such as education, government and major corporations who use videoconferencing in larger group setting. These larger installations will involve several endpoints and often times include such requirements as automatic camera control, multiple cameras and microphones and customized monitor size. Set-top videoconferencing systems are usually standard configurations with a single camera and microphone. Initially the industry experienced demand for high-end systems from the larger institutions that could afford the costs of dedicated networks and the high cost per endpoint. In recent years, while the demand for high-end systems primarily in the distance education market has remained stable, the growth in the industry has been in the lower cost set-top products.

         Also within the industry, a desktop market has emerged. The desktop product is typically an additional board set that is installed within a PC or a PC appliance that is plugged into the USB connection. These additional boards or appliances, with attached cameras and microphones, allow for a videoconference to take place at the desk over a computer.

          A videoconference entails the transmission of video, audio and data signals between two or more locations over a network connection. Video, audio and data conferencing involves the processing of a large amount of digital information. In order to transmit this information over digital networks, the video, audio and data signals must be digitized and compressed without substantially reducing the information content. In recent years, telecommunications networks have evolved from circuit-switched technology (like traditional telephone lines) to packet-switched technology (Internet Protocol
(IP) networks). More recently, a major effort has been in place, mostly in the United States, to install fiber optic networks that utilize wavelengths of light to transmit IP data at higher speeds that would otherwise be accomplished over traditional telephone lines. These networks have become increasingly popular as a means of transmitting Internet related data such as electronic commerce, distributed computing, electronic mail, facsimile transmission, electronic transaction processing, remote access telecommuting and local and wide area networking. Videoconferencing also utilizes these networks as represented by VTEL's latest generation videoconferencing product line, Galaxy(TM), which allows calls to be placed either over traditional phone lines or over IP networks on a call-by-call basis. Because of the large amount of bandwidth required in a videoconference as well as the unprecedented growth in demand for IP networks, network management is becoming increasingly important. Providers of networking equipment such as Cisco, Lucent, Ciena and others have developed networking solutions that redirect network traffic more efficiently. We expect that IP network traffic will continue to become more efficient in the future. With the increased availability and efficiency of the IP networks, a wide array of products that utilize visual communications are becoming increasingly available. We believe that our experience in providing solutions for specific customer's needs makes VTEL uniquely qualified to take advantage of the business opportunities that are being created by broadband network proliferation. We believe that while the growth in the industry will continue to be directed toward demand for set-top videoconferencing, technological developments will reduce the endpoint to a software application with minimal additional hardware attached to the PC. We also believe that the key to our success in the visual communications industry will be based on our ability to develop software and offer services and solutions that can be delivered to the end users of visual communications.

Corporate Strategy

     VTEL has long been a leader in the design, manufacture and sale of videoconferencing hardware and software with thousands of satisfied customers around the world. Our primary focus has been on delivering the high-end visual communication systems that provide superior functionality to customers in markets such as education, government and health care. However, despite our ongoing efforts to expand the industry and make visual communications as ubiquitous as e-mail or the telephone, the entire industry is struggling with sales declining for high-end systems. Softer demand for high-end videoconferencing systems has caused prices to decline as industry players compete for customers on price. Overall, videoconferencing has yet to live up to its promise as a critical component of business communications.

     In recent years, however, a change is taking place in the industry that we feel will unlock the promise of visual communications. The expansion of Internet Protocol (IP) networks that connect large businesses and organizations and the steady growth of fiber optic or "broadband" cable lines to serve these networks, create a new environment for visual communications - video over IP. This is the future area of growth from which VTEL is poised to lead and benefit. On August 23, 2000, we announced plans to transform our business model from the traditional manufacture and sale of videoconferencing products to one that is focused on leading the transition to video over IP. Our new business model will involve executing the following strategies:

|X| developing industry-wide interoperability to ensure that all video network hardware and software are compatible, which in turn will drive growth in the market;

|X| designing back-office software products that can become the standard for video over IP;

|X| designing and developing entire video networks that integrate existing IP enterprise networks;

|X|  serving as an industry consultant and expert on video over IP;

|X|  managing video networks;

|X|  establishing multi-vendor services and support;

|X|  fulfilling   multi-vendor   endpoint   and  network   product  and  service
     requirements.

     We anticipate revenue to originate from the sale of product elements such as software, integration, network consulting services and endpoint and network equipment sales and maintenance. We will focus our solution-oriented sales effort in the commercial marketplace, while maintaining our reseller and channel partner relationships in our existing markets for videoconferencing endpoints. Because we expect continued demand for high-end videoconferencing particularly in the education marketplace, we will continue to support our Galaxy(TM) endpoint videoconferencing systems.

     As we transform our core business into becoming a visual communications solutions provider, we also are aware that the proliferation of the Internet has created an urgency for video applications in a web environment. Consequently, we are investing in subsidiary businesses that are focused in that area, namely Onscreen24 and Articulearn. These two initiatives provide VTEL entry points into the evolving Internet domain. We believe that Internet applications such as education and other visual communication tools can grow and become profitable. These initiatives are currently in the development stage, but should produce products and services during fiscal 2001.

     Our corporate strategy in the near term is to manage this transition and generate profitable results from operations as quickly as possible. This process will include the restructuring of our operations, which began during the first quarter of fiscal 2001. We are also in the process of implementing relationships with other vendors of visual communication software and hardware products whereby VTEL would become a sales and development partner. While there are risks involved in such a strategy, we believe our years of expertise, customer relationships and existing software and hardware product offerings can be leveraged for future financial success.

     System Integration and Services

     A key strategy in our business plan to become a solutions provider for visually enabling broadband networks lies in our existing expertise as a provider of systems integration and maintenance services. VTEL Global Services, based in King of Prussia, PA, originated from an acquisition in 1995. At the time of the acquisition, Global Services was operating as a value-added reseller for VTEL and other industry players providing systems integration, installation and customer support for the various videoconferencing products available within the industry. Global Services has consistently provided profitable results as a division primarily focused on the delivery of integration, installation and services of VTEL products. As part of our new strategy, we will once again actively market our ability to integrate, install and service a wide offering of VTEL and third-party products, including the products of traditional VTEL competitors.

     Within Global Service, our Integrated Systems group has developed a worldwide reputation as a visual communications solutions provider. We have successfully integrated systems into boardrooms and auditoriums for our corporate customers as well as classrooms in primary schools, colleges and universities. Our Integrated Systems group has provided solutions for customers who have required multiple voice activated cameras, custom user-interface and other customized requirements. The experience gained by addressing these needs is a primary reason why VTEL is ideally positioned to become the focal point and leader in visually enabling existing and emerging network infrastructures.

     Our service and maintenance group is a global operation, supporting VTEL technicians located on five continents and a worldwide network of service subcontractors. We currently support more than 10,000 endpoint systems that are under VTEL service contracts. These include VTEL products, legacy products of our wholly owned subsidiary CLI, network products for which VTEL acts as a reseller and some service contracts for our competitors' products. As part of our new strategy, we intend to actively pursue additional support and maintenance contracts for our competitor's products as well as other products that emerge in the broadband visual communications industry. We believe this strategy will further position VTEL as the industry expert in visual communication solutions.

          In addition to our existing service and maintenance offerings, we intend to enhance our network management service capabilities. In 1997, VTEL introduced the industry's first standards-based management and administration platform for distributed visual communication networks. Using the Simple Network Management Protocol "SNMP" standard, VTEL's SmartVideoNet ManagerTM provides the ability to centrally control visual communication networks for functions such as problem determination, problem resolution, call setup and conference statistics. An example of the application for this network management product is the Kinko's(R) network of videoconferencing endpoints. This nationwide network of VTEL videoconferencing endpoints is managed through SmartVideoNet ManagerTM. We intend to further develop our networking product for use on broadband IP networks and offer network management support on a contract basis.

     Products

         VTEL differentiates its videoconferencing systems from other systems by a high level of advanced functionality, such as presentation graphics and access to PC-based software and hardware peripherals. The software that runs our videoconferencing systems operates on an open architecture using a standard PC with additional boards and ports for the cameras and microphones. VTEL's videoconferencing systems run on a MS Windows operating system which makes it compatible with other common software programs. This is a primary reason our products deliver such advanced functionality. Since our products utilize open PC architecture, many system upgrades are accomplished with software only, enabling customers to protect their investment in VTEL systems.

         Our latest line of videoconference products, Galaxy(TM), was introduced in October 1999. The software within the Galaxy(TM) line is H.323 capable for videoconferencing over Internet Protocol networks and/or H.320 capable for videoconferencing over traditional circuit switched networks. The Galaxy(TM) product line provides state of the art audio and video with high resolution slide capture and send graphics. Within this product family there are solutions that support single or dual monitor configurations, with data rates from 128Kbps to 1920Kbps (T1/E1). With the MiniTower, introduced in April 2000, we added a set-top solution to the Galaxy(TM) line of videoconferencing products. With the MiniTower our customers have the affordability of a set-top videoconferencing product as well as the ability to easily upgrade to high-end large room functionality. Despite our plans to embark on a broader array of visual communications products, we intend to continue to develop the features of Galaxy(TM) in order to support our customers who have already invested in this feature-rich product.

         As stated earlier, we believe the future of videoconferencing will be driven by software applications over broadband networks. While software development has been at the heart of our videoconferencing philosophy, we also offer other visual communication tools for the Internet such as streaming or webcasting products, network software that remotely manages and troubleshoots videoconferencing networks and network bridging equipment for multi-point calls manufactured by third parties. In August 2000, we announced our Multi-Vendor Solutions Program (MVP). This program is designed to identify the state of the art Internet products for visual communications and allow us to incorporate them as part of our overall solution for visual communications.

          In June of 1999 we introduced our TurboCast(TM) product. TurboCast(TM) software allows customers to capture, store, distribute, and view live or in replay mode media streams across the Internet and be accessed by clients using standard web browsers. The TurboCast solution utilizes a Java(R) applet, that allows a media stream to play directly within browsers such as Microsoft Internet Explorer(R) and Netscape Navigator(R) without downloading additional software. Since TurboCast can be used with any Java(R)-enabled browser, broadcasts can be viewed on PC and Unix systems as well as some Java(R)-based hand-held consumer devices. We expect to offer enhancements to the TurboCast products during fiscal 2001 which is currently available as either a standalone product or included within our videoconferencing endpoints.

         SmartVideoNet ManagerTM software is a network tool designed to help customers simplify the administration of video networks and reduce operating costs. Based on the Windows NT platform and utilizing the SNMP communications protocol, SmartVideoNet ManagerTM leverages the PC-based architecture of our systems to allow customers to use their existing Intranet to provide continuous monitoring of their video network. SmartVideoNet ManagerTM allows administrators to remotely control, configure, diagnose and troubleshoot VTEL systems, all from a PC console.

         VTEL offers a variety of third-party manufactured equipment to optimize connectivity in a variety of network environments. In order to maximize communication effectiveness, many customers choose to purchase multi-point control units (MCUs) to link multiple users into a single meeting. We identify the best MCUs available in the marketplace, test and certify their interoperability with the other visual communication products we offer and deliver them to our customers. As with all of our products, we offer installation and maintenance services on the networks products we sell.

         The Multi-Vendor Solutions Program is part of our new charter designed to expand our integration and services business. The MVP provides solutions that visually enable broadband networks. One of the first products included within our Multi-Vendor Solutions Program is the VBrick(TM). This product provides the ability to stream high quality video and audio MPEG files over a private broadband network. With our new business strategy, we expect to continue to add to the list of visual communication products that we offer as we deliver to our customers the ability to conduct business over the Internet.

Internet Strategy

         During the year ended July 31, 2000, VTEL established two entities within its combined organizational structure to pursue business strategies over the Internet. With these entities, we plan to leverage our expertise in visual communications as an extension to our core business strategy of delivering products and services. Onscreen24 focuses on developing and marketing visual communication tools for the Internet such as video mail and streaming technologies. Articulearn will develop the E-Commerce infrastructure to support the delivery of web-based training and the user identification and transaction capabilities that are needed to effectively deliver this service. The capabilities will be available on a ready-made basis for customers who want to provide web based training to either their own employees, customers or an audience at large. In addition, Articulearn offers professional services to assist companies as they develop educational content to be offered over the Internet.

Distribution Strategy

Traditionally, VTEL has relied on third-parties to sell its videoconferencing products. The majority of these sales are through providers of networks that also subcontract with us for installation and maintenance services. Part of our new business strategy is to further develop these relationships and partner with the network providers to offer the end user the best possible visual communication solutions available. We intend to leverage these consulting services into long-term service contracts for network management and maintenance as well as product training revenues.

         The VTEL services business primarily delivers its capabilities directly to the end-user customers. These services will generally involve larger customers that have sophisticated visual communication networks and require more involvement to support the sale, installation and maintenance of the network. As we intend to offer a broader range of visual communication products, we also expect to develop a broader range of direct customers especially as broadband networks become available and affordable to small businesses.

Competition

         While there are several manufacturers of videoconferencing endpoints, very few companies are dedicated to developing a sales and consulting business around visual communications over broadband networks. While the big network providers will sell videoconferencing equipment along with the network they are installing, they do not usually provide post-installation services such as network management and product services and training. Meanwhile, other videoconferencing manufacturers do not usually provide network consulting services. Certain of our current smaller niche market customers may potentially be our competitors for certain customers. It is our intent to partner when appropriate, to offer the end-user the best visual communication solution possible.

         While we believe that by embarking on this new business strategy that we are focusing on a niche that is being ignored by the industry, there can be no assurances that this strategy will be successful. Furthermore, if this strategy is successful it is likely that other companies will attempt to duplicate this business model.

Patents and Trademarks

         VTEL has 22 patents issued by the United States Patent and Trademark Office and 23 patent applications pending related to our technology.

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

Employees

         At July 31, 2000, we employed 592 full-time employees as follows:
                                                                   Number of
                     Function                                     Employees

                     Sales and marketing                              173
                     Research and development                          91
                     Service, support and                             163
                       Systems integration

                     Manufacturing                                     55
                     Finance and administration                       110
                                                                 -------------
                          Total                                       592
                                                                 =============

         With the announcement of the New Charter on August 23, 2000, we also announced the restructuring of our organization. The restructuring will involve the termination of approximately 200 employees or 34% of our workforce. Despite this reduction, our success will depend on our ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of our employees are represented by a labor union. We believe that our employee relations are good.

         VTEL's development, management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. We use incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees. There can be no assurance, however, that we will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of our key management or technical personnel also could have a material and adverse affect. VTEL generally does not have employment agreements with its key management personnel or technical employees. Our future success is also dependent upon our ability to effectively attract, retain, train, motivate and manage our employees. Failure to do so could have a material adverse effect on our business and operating results.

Executive Officers

         Our executive officers are as follows:

         Stephen L. Von Rump, age 42, was appointed President of VTEL in July 1999. He joined VTEL as Chief Marketing Officer in September 1998. Prior to joining VTEL, Mr. Von Rump spent thirteen years at MCI Corporation most recently as Vice President, Enterprise Services Marketing where he was responsible for their data and Internet services strategy. As one of MCI's top data marketing executives, he lead the transition of their enterprise business offerings from legacy data services into the new era of virtual data and internet services. Prior to MCI, Mr. Von Rump was a member of the technical staff at AT&T Bell Laboratories. He holds a master's degree in electrical engineering, has authored numerous technical and marketing publications and served as keynote speaker for numerous professional conferences in the U.S. and abroad.

         Michael J. Steigerwald, age 41, joined VTEL in June 1998 as Vice President and General Manager of the Professional Services division, based in King of Prussia, Pennsylvania. Mr. Steigerwald currently holds the position
Chief Operating Officer. Prior to joining VTEL, Mr. Steigerwald held the position of Vice President at Newbridge Networks, where he lead the Global Service and Support organization responsible for their ViVID Internetworking Products business unit. For thirteen years prior to his experience with Newbridge Networks, Mr. Steigerwald held several services management positions at Ungermann-Bass Networks, an early pioneer in the LAN industry, with his last position being that of Vice President, Worldwide Customer Care.

         Jay C. Peterson, age 43, was appointed Vice President of Finance and interim Chief Financial officer in May 2000. Mr. Peterson joined VTEL in September 1995 as manager of Corporate Planning. Prior to joining VTEL, Mr. Peterson held various financial positions with IBM Corporation.

         Steve L. Cox, age 46, joined VTEL in June of 1996 as Vice President - Chief Information Officer. From 1990 to 1996 Mr. Cox served as Corporate Director of Information Systems for NEC North America, Inc. From 1976 to 1990, Mr. Cox served as Manager of Information Systems for Alumax, Inc. / Howmet Aluminum Corporation.

         Dennis M. Egan, age 49, joined  VTEL in November 1995 as Vice President
- Service. From January 1993 to November 1995, Mr. Egan served as Senior Vice President of Peirce-Phelps, Inc. From June 1985 to January 1993, Mr. Egan was Vice President and General Manager of the Integrated Communications Systems Group of Peirce-Phelps. Mr. Egan's pre-1985 experience includes 13 years serving in various sales and management positions with Peirce-Phelps.

         Bob R. Swem, age 63, joined VTEL in September 1992 as Vice President - Manufacturing. From June 1981 to July 1992, Mr. Swem held various positions with the Austin Division of Tandem Computers, Inc., ranging from Manager of Manufacturing to Director of Operations.

Item 2.    Properties

         VTEL's headquarters, product development, and sales and marketing facility leases approximately 139,000 square feet in Austin, Texas under a lease which expires in March 2013. During fiscal 1999, we reduced the workforce of VTEL (see Restructuring Activities in Item 7.) and as a result were able to sublet approximately 15,000 square feet during the later part of fiscal 1999 and the first quarter of fiscal 2000. In fiscal 2001, we intend to sublease an additional 45,000 square feet in order to consolidate space and take advantage of a favorable real estate market in the Austin area. We believe that the remaining facilities are adequate to meet our current requirements, and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate and development operations and for additional sales and marketing offices. VTEL occupies approximately 60,000 square feet of a facility that is situated in a light industrial area in Austin, Texas where our manufacturing, training and spare parts depot are located. VTEL's manufacturing facilities and equipment are currently utilized generally on a one-shift per day basis. Should additional manufacturing capacity be needed during the next year, we believe that it could provide the necessary manufacturing capacity through the addition of work shifts or subcontractors and additional warehouse space.

         VTEL leases 52,500 square feet in Sunnyvale, California under a lease that expires in April 2008. We have a research and development group in our Sunnyvale location. As a result of its restructuring activities, VTEL has sublet approximately 5,200 square feet at its Sunnyvale location. . In fiscal 2001, we intend to sublease additional space in order to consolidate space and take advantage of a favorable real estate market in the Sunnyvale area. VTEL's Professional Services group occupies a facility of approximately 41,000 square feet in the Philadelphia, Pennsylvania vicinity which is leased through June 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

                                    PART II.

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Market information

         Since April 7, 1992, VTEL's Common Stock has been traded in the NASDAQ-National Market System under the symbol "VTEL". The following table sets forth the range of high and low closing prices for each fiscal quarter of 1999 and 2000:

                             Fiscal Year Fiscal Year

                                   1999                          2000
                           High             Low            High         Low

1st Quarter              $  5.875        $  2.875      $    3.750     $  3.063
2nd Quarter              $  4.750        $  2.500      $    5.719     $  2.625
3rd Quarter              $  9.250        $  2.000      $   10.625     $  3.875
4th Quarter              $  6.500        $  4.000      $    4.938     $  3.063

         VTEL has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings for reinvestment in its business.

         On of September 15, 2000, VTEL's common stock closed at $2.750 on the NASDAQ. At that date there were approximately 17,791 stockholders of record of the common stock.

Item 6.    Selected Financial Data

         The following table sets forth consolidated financial data for VTEL as of the dates and for the periods indicated. All such data reflects the Merger with CLI on May 23, 1997, which was accounted for as a pooling of interests. The consolidated operations data for the years ended July 31, 1998, 1999 and 2000 has been derived from the audited consolidated financial statements of VTEL included elsewhere herein. The consolidated operations data for the seven months ended July 31, 1996 and the year ended July 31, 1997 has been derived from the audited consolidated financial statements of VTEL not included herein.

         The consolidated balance sheet data as of July 31, 1999 and 2000 have been derived from the audited consolidated financial statements of VTEL included elsewhere herein. The consolidated balance sheet data as of July 31, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of VTEL not included herein.

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


                                                For the
                                             Seven Months                           For the Years
                                                 Ended                                 Ended
                                                July 31,                              July 31,
                                          1995(a)     1996(a)      1997(b)      1998(c)     1999(d)      2000(e)
                                       --------------------------------------------------------------------------
                                        Unaudited
                                                        In thousands, except per share amounts
Statement of  Operations Data:
Product revenues                        $  89,207   $  74,098    $ 150,791    $ 134,775   $ 105,520     $  89,085
Services and other revenues                 8,872      22,864       40,232       44,909      46,082        45,226
Gross margin                               39,971      35,980       74,702       84,957      67,238        47,279
Net income (loss) from continuing
    operations                             (4,335)    (18,507)     (44,271)       2,779     (15,565)        2,297
Net income (loss)                          (3,811)    (18,507)     (52,054)       2,779     (15,565)        2,297
Net income (loss) per share from
    continuing  operations                  (0.24)      (0.87)       (2.10)        0.12       (0.66)          .09
Net income (loss) per share                 (0.21)      (0.87)       (2.45)        0.12       (0.66)          .09

Balance Sheet Data:
Working capital                         $  76,023   $  77,091    $  39,528    $  41,503   $  28,135     $  50,307
Total assets                              182,082     175,092      131,135      129,289     124,091       123,533
Long-term liabilities                       1,278           -            -        3,848      15,930         4,665
Stockholders' equity                      126,739     122,238       76,765       81,258      68,019        82,661


     (a) Net loss for the seven months ended July 31, 1995 and 1996 combines the pro forma results of VTEL and its wholly-owned subsidiary which were merged on May 23, 1997.

     (b) Net loss for the year ended July 31, 1997 includes merger and other expenses totaling $29.4 million related to the merger between VTEL and CLI.

     (c) Net income for the year ended July 31, 1998 includes the reversal of $1.5 million of merger and other expenses and a gain from a non-recurring real estate transaction of $1.3 million.

     (d) Net loss for the year ended July 31, 1999 includes expense for restructuring totaling $3.1 million.

     (e) Net income for the year ended July 31, 2000 includes a non-recurring gain of $44.5 million and an expense for the write-down of impaired assets of $14.1 million.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company

New Charter

     On August 23, 2000, VTEL announced a new business charter and strategy for transforming our business from that of a developer, manufacturer and distributor of videoconferencing endpoints to a business model whereby we leverage our existing sales, services and system integration capabilities. By executing this change in business strategy, our goal is to become the industry leader in providing visual communication solutions over broadband networks. We believe we can execute this change in business strategy by doing the following:

o In addition to our current product offerings, we will begin to actively market other manufacturers' products that deliver visual communication solutions;

o We will expand our customer service and systems integration capabilities to cover other visual communication products available within the industry;

o We will focus our research and development efforts to enhance our network management software platform that will interoperate in a multi-vendor environment to manage visual communication traffic over IP networks;

o Building upon our existing services and integration business', we will market and deliver additional but related services such as system design, implementation, management and training.

     The following discussion and analysis references the term "New Charter", which is synonymous with current or future operational activities that fall under VTEL's new business strategy to visually enable broadband networks. In that discussion, any mention or projection of financial performance measures that we may currently anticipate should be considered forward-looking statements, which may involve risks and uncertainties that could cause actual results to differ materially from those expected or desired (see Cautionary statement regarding risks and uncertainties that may affect future results.)

Result of Operations

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in VTEL's consolidated statement of operations:

                                                    For the Years Ended
                                                          July 31,
                                             1998            1999          2000

Product revenues                             75.0%           69.6%         66.3%
Services and other revenues                  25.0            30.4          33.7
Gross margin                                 47.3            44.4          35.2
Selling, general and administrative          36.1            40.1          41.5
Research and development                     11.1            11.8          12.9
Total operating expenses                     46.8            54.7          66.0
Other income, net                             1.1             0.1          33.0
Net income (loss)                             1.5%          (10.3)%         1.7%

For the Years Ended July 31, 1998, 1999, and 2000.

Revenues

         Consolidated revenue was $179.7 million in fiscal 1998, $151.6 million in fiscal 1999, and $134.3 million in fiscal 2000. The decline was $28.1 million from 1998 to 1999 and $17.3 million from 1999 to 2000. This is a decrease of 16% for 1999 and 11% for 2000.

         The decline in overall revenue during the three-year period is largely due to the decline in product revenues whereas services revenues have remained relatively stable over the same period. The decline in product revenues is largely the result of reduced average sales prices as our customers have shifted their demand from high-end high-functionality products to lower cost units that offer the more basic videoconferencing functions. Total unit sales decreased from fiscal 1998 to fiscal 1999 but have remained relatively flat from fiscal 1999 to fiscal 2000.

         This shift in the product mix is reflected within the industry by the relative success of manufacturers of high volume, low margin set-top videoconferencing products. We believe that the demand for high-end videoconferencing endpoints that offer multimedia software applications most often used in an educational environment have been and will continue to be stable. The marketing costs and cycle times associated with the sale of these high-end systems, however, makes it cost prohibitive to focus on this market alone. Furthermore, we expect the margins on set-top videoconferencing products to continue to decline as IP networks place more emphasis on software solutions for videoconferencing. As a result, in August 2000, VTEL announced its plans to embark on a new business charter that leverages our services and systems integration capabilities as well as our experience in the development of videoconferencing endpoints. We believe that we can become the company in the industry that leads the effort to visually enable broadband communication networks (see New Charter). During this transition we will attempt to maintain the sales levels of our VTEL designed videoconferencing endpoints. However, as we expect the visual communications industry to continue to shift towards software solutions, we also anticipate downward pressure on product revenues.

          Service revenue was $44.9 million in fiscal 1998, $46.1 million in fiscal 1999, and $45.2 million in fiscal 2000. The increase was $1.2 million from 1998 to 1999 and the decline was $0.9 million from 1999 to 2000. This is an increase of 3% for 1999 and a decrease of 2% for 2000. Service represents 25%, 30% and 34%, of total revenues for the years ended July 31, 1998, 1999 and 2000, respectively.

         Service revenue represents the combined revenues of our Global Services division which provides installation and maintenance services as well as custom videoconferencing integration solutions. While overall service revenues have been relatively flat over the three-year reporting period, service revenue as a percentage of total revenue has increased significantly. The ability of our Global Services division to maintain consistent revenue streams from service and maintenance contracts despite declining product revenues reflects the quality of our service performance as indicated by customers' renewal of their maintenance contracts.

          Revenue from integration solutions was $16.2 million, $16.4 million and $18.0 million in fiscal 1998, 1999 and 2000 respectively. While integration revenue has been relatively flat over the three-year reporting period, we believe, at least in part, that this is attributable to a primary focus on the integration of VTEL products. With the adoption of our new business model, we plan to market our integrated solutions approach using a wider array of visual communications products. We believe that the integration business, which is currently profitable, can establish further growth.

         International sales were $32.7 million in fiscal 1998, $20.1 million in fiscal 1999 and $23.3 million in fiscal 2000. This represents revenue from the export sales of our domestic operations as well as sales from our foreign subsidiaries. Our wholly owned subsidiary CLI, which merged with VTEL in 1997, had developed a strong presence in the Far East and specifically in the Peoples Republic of China. The decline in international revenues during 1999 was attributable in part to the economic downturn in the Far East. In addition, we have experienced increased competition from manufacturers of videoconferencing equipment within the Peoples Republic of China. During fiscal 2000, we completed the regulatory process by which we are approved to manufacture and distribute product and services as a wholly owned foreign enterprise within the Peoples Republic of China. We believe that this will further enhance our competitiveness in the Chinese market, which is increasingly adopting methods of visual communications. In 1998 and 1999, we acquired two subsidiaries in Europe that had previously been successful value-added resellers of videoconferencing products. We believe our European subsidiaries' strict focus on the VTEL product line impaired their competitiveness as the demand in Europe for videoconferencing products shifted toward the low-end even more rapidly than in the United States. As a result, we have substantially reduced the scope of European operating activities, while increasing the emphasis on sales and customer service activities beginning in the first quarter of fiscal 2001.

         VTEL primarily sells its products through resellers. For the years ended July 31, 1998, 1999 and 2000 reseller sales were 77%, 80% and 76% of product and integration sales, respectively. We expect that VTEL developed videoconferencing endpoints will continue to predominately be sold through reseller sales channels. As we develop our new business model, which includes sales of a broader range of third-party visual communications software and equipment, we expect that a larger percentage of our overall revenues will become more direct in nature.

         We have made the decisions to take the business in a new direction because we expect that product revenues will continue to decline. There can be no assurance that product revenues will not decline faster than we have predicted nor can we be certain that our service revenues will increase as intended. Our expense levels are based, in part, on our expectations as to future revenue levels, which are difficult to predict, and our expense base is relatively fixed in the short term. If revenue levels are below expectations, operating results may be materially and adversely affected and net income is likely to be disproportionately adversely affected.

Gross margin

         Consolidated gross margins were 47% for fiscal 1998, 44% for fiscal 1999, and 35% for fiscal 2000. Gross margins for service were 36% in fiscal 1998, 37% in fiscal 1999, and 29% in fiscal 2000.

         Over the last few years, VTEL and the industry overall has experienced a lower margin/lower average sales price trend. This trend has been driven by the introduction of lower cost videoconferencing appliances. Nevertheless, average sales prices for high-end systems, where VTEL has focused its sales efforts, have remained in the $20,000 to $30,000 range for the past several years. While VTEL has focused on the high-end/high-margin videoconferencing marketplace, a competitive trend toward lower average sales prices has reduced our margin returns. During our growth phase from 1993 to 1998, we developed the capability to deliver systems that incorporated high-end videoconferencing quality. However, our existing manufacturing and channel distribution process cannot deliver high-end products with profitable margins. As part of the New Charter, we plan to develop a more efficient product delivery model.

         The gross margins generated by our Global Services division, which provides maintenance and systems integration revenues, have historically been lower than the gross margins from our product sales. Whereas service costs are relatively fixed, integration margins are subject to product mix shifts based on the types of integration solutions we produce. The decline in service margins during fiscal 2000 was attributable to a higher percentage of larger custom integration projects that generated higher revenue's yet lower gross margins. The integration business also acts as a conduit to deliver service maintenance contracts on the projects we deliver.

          We believe that, as part of our new charter, service revenues can grow as we offer our service capabilities to a broader range of third-party visual communications products. Despite apparent lower gross margins, service revenues do not carry the associated cost of sales that product sales do. Therefore, we believe a predominately service-based business model will provide greater overall profitability.

         We expect to experience continued gross margin pressures due to price competitiveness in the industry, which we believe will continue to become more intense as users of visual communication systems attempt to balance performance, functionality and cost.

Selling, general and administrative

         Selling, general and administrative expenses were $64.8 million in fiscal 1998, $60.9 million in fiscal 1999, and $55.8 million in fiscal 2000. The decline was $3.9 million from 1998 to 1999 and $5.1 million from 1999 to 2000. This is a decrease of 6% for 1999 and 8% for 2000. Selling, general and administrative expenses were 36%, 40% and 42% of revenues for the years ended July 31, 1998, 1999 and 2000.

         Even though we have reduced total selling, general and administrative expenses year over year, these costs increased as a percentage of revenue over the three-year reporting period. We believe this trend is the result of our continued focus on the high-end videoconferencing market during a period of time when that market has been either flat or declining. As the high-end videoconferencing market has narrowed itself primarily toward the government and education sectors, the sales cycle times and the cost for technical professionals to complete these sales have not declined in the same manner as the associated product revenues. To a certain degree, the technical intricacies involved in the sales cycle indicate the need in the marketplace for qualified turnkey visual communications network integrators. These indications have contributed to our decision to change our business model and attempt to become the provider of choice for customers who want to visually enable their broadband networks. We feel that knowledge drawn from our product sales experience can be leveraged into new revenue streams as we reposition ourselves in the industry as a leader in evaluating, designing, installing, testing and servicing visual communications networks.

         Another aspect of our increasing selling, general and administrative costs as a percentage of revenue is the development, during our years of significant growth, of a sales and marketing infrastructure that was designed to support a growing business. Although we took measures to reduce costs during fiscal 1999 (see Restructuring Activities), we had projected that our revenue levels would increase and, therefore, we continued to support certain strategic efforts in anticipation of further growth. During the first quarter of fiscal 2001, we announced a restructuring of our operations that is intended to reduce not only manufacturing costs but also a large amount of our global administrative infrastructure. Our intent is to significantly reduce our administrative costs as a percent of expected revenues. We believe we can accomplish this by, among other actions, consolidating our occupied office space and subleasing underutilized space in markets where real estate conditions have moved in our favor. We also have eliminated certain subsidiaries and reexamined our overall staffing needs. Despite the cost reducing measures that we are undertaking, there can be no assurance that we will be able reduce costs enough to become profitable in a declining revenue scenario.

Research and development

         Research and development expenses were $19.9 million in fiscal 1998, $18.0 million in fiscal 1999, and $17.4 million in fiscal 2000. The decline was $1.9 million from 1998 to 1999 and $0.6 million from 1999 to 2000. This is a decrease of 10% for 1999 and 3% for 2000. Research and development expenses were 11.1%, 11.8% and 12.9% of revenues for the years ended July 31, 1998, 1999, and 2000.

         The decrease in research and development expense reflects the capitalization of software development costs and the reduction of expenses to keep in line with lower revenues. The capitalization of development costs totaled $1.0 million in fiscal 1998, $6.4 million in fiscal 1999 and $4.7 million in fiscal 2000. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released, the capitalized software is amortized over the estimated economic life of the related projects. The research and development projects that were capitalized were related to the user interface software resident in our Galaxy(TM) product, and software for visual communications over IP networks. In October 1999, the user interface software was released with our new Galaxy(TM) line of visual communication systems. As of July 31, 2000 we had amortized $1.4 million of the capitalized development cost related to the Galaxy product line.

         During the year ended July 31, 2000, VTEL created two subsidiaries focused on the development and delivery of visual communication products and services over the Internet. In January of 2000, we announced the formation of OnScreen24 which is comprised primarily of VTEL research and development engineers who are developing and marketing visual communication delivery products for use over the Internet . They are developing products such as video mail as well as the further development of our web streaming product line, Turbocast(TM), which utilizes the technology acquired in our acquisition of Vosaic during fiscal 1999. In March of 2000, we announced the formation of Articulearn which will create and manage custom e-learning portals that enable organizations to create, deliver and manage their learning content directly online. In addition, ArticuLearn offers various professional services to assist organizations in the production of their web-based learning content. Jointly we refer to these two new business' within our organization as our Internet ventures. During the year ended July 31, 2000 expenses totaling $8.2 million associated with OnScreen24 were included in research and development expenses.

          During the year ended July 31, 1999, research and development expenses included a charge for in-process research and development related to the acquired assets of Vosaic L.L.C. (see "Acquisition" below). As part of the valuation associated with Vosaic, we recorded a charge to research and development expense of $474,000. The charge is based on our estimate of purchase price associated with research and development on projects that were in-process at the time of acquisition. The charge for research and development that was in-process relates to the next generation video streaming product that was approximately 20% complete at the date of acquisition.

         Our ability to successfully develop software solutions to visually enable broadband networks will be a significant factor in VTEL's success. As we shift our research and development strategy, we anticipate additional costs associated with the recruiting and retention of engineering professionals adept at broadband technologies. We will also maintain sustaining engineering efforts on our existing product lines including our flagship endpoint product, Galaxy(TM). We will attempt to maintain research and development expenses at historic levels in terms of percentage of revenue. We believe, however, that our ultimate future success is based primarily on our commitment to the new charter as well as our Internet ventures. If revenues decline faster than anticipated, or profitability is not achieved in the near term, research and development expenses could be significantly higher as a percentage of revenues than they have been in the past.

Write-down of Impaired Assets

                   As a result of the New Charter, we determined that significant changes were necessary in the manner and extent to which certain of our long-lived assets used solely in the manufacturing operations would be deployed. Pursuant to SFAS 121 "Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to be Disposed Of", we evaluated the recoverability of our long-lived assets including property, plant and equipment, goodwill and other intangibles and capitalized software. The evaluation indicated that the future undiscounted cash flows related to certain long-lived assets were below the carrying value of the assets associated with their future operations. Further, the closure of certain foreign offices and the termination of the software capitalization projects resulted in the identification of only minimal future cash flows. During the fourth quarter of fiscal 2000, we adjusted the long-lived assets associated with our manufacturing operations and the long-lived assets related to the foreign operations and capitalized software. We determined their estimated fair value to be $9.4 million, resulting in a non-cash impairment charge of $14.1 million (including $6.1 million related to property, plant and equipment, $2.2 million related to intangible assets and $5.8 million related to capitalized software). The estimated fair value for the long-lived assets was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. The impairment loss has been recorded as a loss from the write-down of impaired assets in the consolidated statement of operations. The remaining useful lives of certain assets were shortened and thus, depreciation and amortization will be higher in fiscal 2001.

Merger and other expense

         Merger expense was a credit to expense of $1.5 million in fiscal 1998, a credit to expense of $0.2 million in fiscal 1999, and $0.0 million in fiscal 2000. The decline was $1.3 million from 1998 to 1999 and $0.2 million from 1999 to 2000. This is a decrease of 87% for 1999 and 100% for 2000. Merger expenses were (0.83 %), (0.13%) and 0% of revenues for the years ended July 31, 1998, 1999, and 2000.

         Merger expense relates to the May 23, 1997 merger of VTEL and Compression Labs Incorporated "CLI" and resulted in CLI becoming a wholly owned subsidiary of VTEL. Based on favorable events that occurred during fiscal 1998, including resolution of certain litigation and other matters, a reversal of certain accruals related to the merger totaling $2.6 million was recorded in fiscal 1998. Separately, a charge of $1.0 million was recorded to reflect the final write-off and disposal costs of remaining discontinued CLI inventory, which had previously been held for sale. These items resulted in a $1.6 million credit to expense in 1998. During the year ended July 31, 1999, the final significant contingent liabilities, involving CLI as a defendant in litigation, were either settled or dismissed in court. Merger related payments totaling $1.3 million were paid during 1999. In addition, we recorded a note payable to Philips Electronics North America Corporation for $0.3 million as part of terms of that settlement agreement. Since no determinable contingent liabilities remained in relation to the Merger, the final balance of accrued liabilities totaling $0.2 million were returned as a credit to the Consolidated Statement of Operations.

Restructuring Activities

         With the announcement of the New Charter on August 23, 2000, we also announced the restructuring of our organization. The restructuring will involve the termination of approximately 200 employees or 34% of our workforce and the consolidation of leased office space in Austin, Texas and Sunnyvale, California. We expect to record a restructuring charge in the first fiscal quarter of 2001 of approximately $6.0 to $8.0 million.

         In November 1998, management adopted a restructuring plan that was intended to match the size and complexity of the organization with our planned path and recorded a charge of $3.1 million in fiscal 1999. The plan included the involuntary reduction of 138 employees from all departments, including manufacturing, sales, management and finance, and were effective immediately for most employees upon announcement. We also made the decision to reduce our operating costs by exiting other activities and reducing related overhead costs. These activities included the closure of certain field sales offices and the Sunnyvale, California spare parts depot. All of the termination benefits were paid and closure costs were incurred by October 31, 1999. The following schedule summarizes the components and activities of the restructuring plan (in thousands):

Termination and severance benefits                             $           2,311
Facility closure and other (primarily non-cancelable lease
 obligations)                                                                769
                                                               -----------------
                                                               $           3,080
                                                               =================

Non-Recurring Events

          On March 3, 2000 VTEL settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas which VTEL had previously initiated against five former employees who left VTEL in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees of VTEL paid $2.5 million in cash and delivered to VTEL 300,800 shares of common stock of Polycom, Inc. in settlement of the claims asserted by VTEL. When the shares were received on March 3, 2000, the market value of the shares was $39.1 million. These shares were sold during fiscal 2000 for $33.7 million net of settlement costs. The parties have agreed to dismissal of all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

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

Interest income and expense

         Interest income was $1.2 million in fiscal 1998, $0.8 million in fiscal 1999, and $1.2 million in fiscal 2000. The decline was $0.4 million from 1998 to 1999 and the increase was $0.4 million from 1999 to 2000. This is a decrease of 33% for 1999 and an increase of 50% for 2000. Interest income was 0.7 %, 0.5 % and 0.9% of revenues for the years ended July 31, 1998, 1999, and 2000.

         Changes in interest income are based on interest rates earned on invested cash and cash balances available for investment. The decrease in interest income during fiscal 1999 is the result of the reduced cash balances primarily due to operating losses. The increase in interest income during fiscal 2000 is the result of an increase in the cash balance due to income from non-recurring events.

Income taxes

         Income tax expense of $0.6 million for the year ended July 31, 2000 was primarily attributable to alternative minimum taxes and state taxes applied to the taxable income related to non-recurring events. As of July 31, 2000, VTEL had federal net operating loss carryforwards of $95.8 million, research and development credit carryforwards of $5.4 million, and alternative minimum tax credit carryforwards of $0.5 million. The net operating loss and credit carryforwards will expire in varying amounts from 2001 through 2019, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to our foreign subsidiaries of $8.9 million are available to offset future foreign taxable income.

         As a result of various acquisitions completed in prior years, utilization of our net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. Also, due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 1998, 1999 and 2000. The valuation allowance increased by $1.4 million during the year ended July 31, 2000.

Net income (loss)

         Net income was $2.8 million in fiscal 1998, net loss was $15.6 million in fiscal 1999, and net income was $2.3 million in fiscal 2000. The decline was $ 18.4 million from 1998 to 1999 and the increase was $17.9 million from 1999 to 2000. Net income (loss) was 1.6%, (10.3)% and 1.7% of revenues for the years ended July 31, 1998, 1999, and 2000.

         Net income during fiscal 1998 was largely attributable to certain nonrecurring events. A gain of approximately $1.3 million (net of expenses) was realized from a real estate transaction which eliminated the duplicate corporate headquarter facilities created by our merger with CLI. Also, due to the favorable resolution of certain Merger-related issues during the year ended July 31, 1998, we were able to record a net credit to income of approximately $1.5 million due to the reversal of certain Merger and other accruals that were recorded as of July 31, 1997.

         The loss generated during fiscal 1999 was the result of lower revenues as demand for large group, high-end videoconferencing systems began to shift toward the lower-end segments of the videoconferencing industry. Since our expense levels are based to a large extent on revenue expectations we experienced significant losses during the first and second quarters of the year. During fiscal 1999, we were able to complete a restructuring (see Restructuring Activities) and align more closely our expense levels with projected revenue. As a result of these actions, we were able to generate results from operations near breakeven levels during the third and fourth quarters.

         During fiscal 2000, unit demand in the videoconferencing industry has continued to shift toward the low-end set-top videoconferencing appliance products. Because our customers continued to demand VTEL's high-end PC-based systems coupled with our desire to remain competitive, we have been unable to effectively reduce our costs to manufacture, market and sell our products and therefore have continued to incur large operating losses. We hope to reverse this trend and return to profitability through our implementation of a new business strategy that is intended to leverage the strengths of our existing services, integration and sales teams to offer visual communication solutions for the emerging broadband marketplace. Net income during fiscal 2000 was the result of favorable non-recurring events totaling $44.5 million (see Non-recurring events). In addition to operating losses, we also recorded a write-down for impaired assets totaling $14.1 million in connection with our announcement in August 2000 of the New Charter. While we hope that our efforts to change the business will be successful, there can be no assurances that this business strategy will succeed in generating net operating income in the future.

Other factors affecting results of operations

         VTEL's future results of operations and financial condition could be impacted by many factors, but our ability to implement our new charter is critical to our future success. Although we expect product revenues under the New Charter to initially decline, one of the risks we face is that current product revenue may decline faster than expected and that our integration and services revenues will not increase as fast as we anticipate. Other factors that could affect our success are other competitors entering the same market, technical problems in delivering video solutions over broadband networks, and slow adoption to videoconferencing over broadband networks.

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

Liquidity and capital resources

         Cash provided by operating activities was $19.8 million in fiscal 1998, cash used in operating activities was $10.7 million in fiscal 1999, and cash provided by operating activities was $43.9 million in fiscal 2000. The decline was $30.5 million from 1998 to 1999 and the increase was $54.6 million from 1999 to 2000.

         At July 31, 2000, we had working capital of $50.3 million, including $46.6 million in cash, cash equivalents and short-term investments. Changes in cash from operating activities are primarily the result of the net losses or income generated and changes in working capital, primarily increases and decreases in accounts receivable, inventories and accounts payable. Included in net income for fiscal 2000 was the favorable settlement of litigation in which VTEL received $44.5 million in cash and securities. (See Non-recurring events)

         Cash used in investing activities was $10.6 million in fiscal 1998, $4.6 million in fiscal 1999 and $33.8 million in fiscal 2000. During fiscal 1998, cash used in investing activities was primarily the result of expenditures related to leasehold improvements in Austin and Sunnyvale, the implementation of our Enterprise Resource Planning System, our transaction processing and financial accounting system, and purchases of equipment. During fiscal 1999, the cash used in investing activities were spent primarily to complete the acquisition of property and equipment and capitalize the costs associated with the research and development of our next generation of visual communication products. These were partially offset by the net sale and maturity of short-term investments. During fiscal 2000, the cash used in investing activities was primarily from the investment of cash received from the settlement of litigation (see Non-recurring events). Investments were also made in additional property and equipment and capitalized research and development.

         Cash provided by financing activities was $1.5 million for the year ended July, 31 1998 and $8.0 million for the year ended July 31, 1999. For the year ended July 31, 2000, cash used in financing activities was $11.0 million. Cash provided by financing activities for the year ended July 31, 1998 relates to the issuance of stock under VTEL's stock option and stock purchase plans (see
Note 10 to our Consolidated Financial Statements). Cash provided by financing activities for the year ended July 31, 1999 relates to borrowings under our line of credit and was offset by the purchase of treasury stock and payments on notes payable. Cash used in financing activities for the year ended July 31, 2000 relates to the repayment of cash borrowed under the line of credit and payment on notes payable.

         During fiscal 1999 we initiated a stock repurchase program and repurchased 526,000 shares of VTEL's Common Stock for $2.3 million. The repurchased shares have been used to fulfill requirements for VTEL's stock including stock option exercises or stock issuances under business combination transactions. No additional share repurchases are currently planned, although we are authorized to repurchase up to 1,474,000 additional shares.

         VTEL's principal sources of liquidity at July 31, 2000 consist of $46.6 million of cash, cash equivalents and short-term investments, and the ability to generate cash from operations. The $46.6 million includes $10.7 million in stock of Accord Networks (Accord), a networking equipment manufacturer. Since this investment was not readily marketable prior to its initial public offering in June of 2000, we had previously reported this asset at cost in other assets-long term. Since Accord now has a readily available market price, we have recorded the unrealized gain of $10.0 million as part of other comprehensive income and included the asset as part of short-term investments on our Consolidated Balance Sheet at July 31, 2000. The shares of Accord are available for sale upon completion of a regulatory holding period of not less than six months. Our capital budget for fiscal 2001 is $3.4 million, which will be used principally to invest in third-party demonstration equipment, interoperability testing lab equipment, system sustaining equipment and on going operational requirements.

         In March 2000, we repaid the outstanding balance on our line of credit with a banking syndicate. At July 31, 2000, we did not have a line of credit in place but management expects to obtain an alternative line of credit in fiscal 2001.

Legal Matters

         VTEL is the defendant or plaintiff in various actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. We are required to adopt this standard in the first quarter of fiscal 2001. We expect that the adoption of SFAS No. 133 will not have a material impact on our financial position or our results of operations.

         In December 1999, the SEC staff issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" which provides guidance on revenue recognition issues. VTEL is required to implement SAB 101 in fiscal 2001. We have not determined the effect of implementing SAB 101 on our financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". We believe that this Interpretation will not have a material effect on our results of operations or financial position.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

         Certain  portions of this  report  contain  forward-looking  statements about the business, financial condition and prospects of VTEL. Our actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. This risks include, without limitation our ability to execute the business strategy outlined in the "New Charter", changes in competition, economic conditions, interest rates fluctuations, changes in the capital markets, and other risks indicated in our filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to VTEL or its management are intended to identify forward-looking statements.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

         We identify our principal market risks as foreign currency exchange rate fluctuations, interest rate risk related to short-term investments and the market value of our Accord investment (see Liquidity and capital resources). Foreign currency exchange rate fluctuations are mostly related to the settlement of net intercompany receivables due from our foreign subsidiaries. The amount of risk is mitigated by the practice of requiring where possible the repayment of such receivables in U.S. currency. In the normal course of business, we employ established policies and procedures to manage these risks. Interest rate exposure with regard to our investments is minor due to the short-term nature of our investments. We previously invested in Accord Networks (Accord) an Israeli-based manufacturer of networking equipment. In June of 2000, Accord filed an initial public offering on the NASDAQ stock exchange in which VTEL was apportioned 1.3 million shares. Since that time, its stock price has ranged from a low of $7.80 to a high of $12.70. We are not attempting to hedge this position during the regulatory holding period which will expire in December 2000.

Foreign Exchange Risk

         Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, we utilize forward contracts to hedge our foreign currency exposure on firm commitments. The principal currencies hedged during fiscal year 2000 were the Euro and Australian dollar. We monitor our foreign currency exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance our foreign currency hedging activities will offset the impact of substantial fluctuations in currency exchange rates on our results of operations and financial position.

The following are summarized market risks of forward contracts at July 31, 1999 and 2000 by foreign currencies in which we do business:

                                                               1999
(Thousands except contract rates)           Notional           Average          Unrealized
                                           Settlement         Contract             Gain
     Functional Currency                     Amount             Rate              (Loss)
-------------------------------         -----------------  ----------------   ---------------
Euros                                      $  2,261             1.07              $  (19)
Australian Dollars                              452             0.65                   1
                                           --------                               ------
                                           $  2,713                               $  (18)
                                           ========                               ======



                                                               2000
(Thousands except contract rates)           Notional           Average          Unrealized
                                           Settlement         Contract             Gain
     Functional Currency                     Amount             Rate
-------------------------------         -----------------  ----------------   ---------------

Euros                                      $  1,868              .94              $   34
Australian Dollars                              825              .58                   4
                                           --------                               ------
                                           $  2,693                               $   38
                                           ========                               ======


         Since these forward contracts are used to hedge foreign currency exposures, the net cash amounts paid or received on the contracts are accrued and recognized as an adjustment to currency translation adjustments in the statement of operations.

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Auditors and Accountants                               23

Financial Statements:

      Consolidated Balance Sheets as of July 31, 1999 and 2000                25

      Consolidated Statements of Operations for the years ended
           July 31, 1998, 1999 and 2000                                       26

      Consolidated Statements of Changes in Stockholders' Equity for the
           years ended July 31, 1998, 1999 and 2000                           27

      Consolidated Statements of Cash Flows the years ended July 31, 1998,
           1999 and 2000                                                      28

      Notes to Consolidated Financial Statements                              29

Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts                         50



      Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
 Stockholders of VTEL Corporation

         We have audited the accompanying consolidated balance sheet of VTEL Corporation and its subsidiaries as of July 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the fiscal year ended July 31, 2000 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTEL Corporation and subsidiaries at July 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the fiscal year ended July 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst and Young LLP

Austin, Texas
August 25, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of VTEL Corporation

         In our opinion, the consolidated balance sheet as of July 31, 1999 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the two years in the period ended July 31, 1999 (listed in the accompanying index) present fairly, in all material respects, the financial position, results of operations and cash flows of VTEL Corporation and its subsidiaries at July 31, 1999 and for each of the two years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of VTEL Corporation for any period subsequent to July 31, 1999.

PricewaterhouseCoopers LLP

Austin, Texas
September 24, 1999


VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data
--------------------------------------------------------------------------------


                                                                                       July 31,
                                                                                1999             2000
                                                                          ---------------- ----------------
ASSETS
Current assets:

     Cash and equivalents                                                  $    7,805       $    6,868
     Short-term investments                                                     4,308           39,742
     Accounts receivable, net of allowance for doubtful
       accounts of $1,223 and $888 at July 31, 1999 and
       July 31, 2000, respectively                                             38,291           23,368
     Inventories                                                               15,553           14,733
     Prepaid expenses and other current assets                                  2,320            1,803
                                                                           ----------       ----------
         Total current assets                                                  68,277           86,514

Property and equipment, net                                                    29,704           19,275
Intangible assets, net                                                         15,841           11,994
Capitalized software                                                            7,351            4,728
Other assets                                                                    2,918            1,022
                                                                           ----------       ----------
                                                                           $  124,091       $  123,533
                                                                           ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $   18,375       $   14,957
     Accrued compensation and benefits                                          4,916            4,773
     Other accrued liabilities                                                  3,555            3,981
     Notes payable, current portion                                             2,234              610
     Deferred revenue                                                          11,062           11,886
                                                                           ----------       ----------
         Total current liabilities                                             40,142           36,207

Long-term liabilities:
     Borrowings under line of credit                                           11,200                -
     Notes payable                                                                554                -
     Other long-term obligations                                                4,176            4,665
                                                                           ----------       ----------
         Total long-term liabilities                                           15,930            4,665

Commitments and contingencies                                                       -                -

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000
       authorized; none issued or outstanding                                       -                -
     Common stock, $.01 par value; 40,000 authorized;
       24,423 and 24,847 issued at July 31, 1999
       and July 31, 2000, respectively                                            244              248
     Additional paid-in capital                                               260,057          261,712
     Accumulated deficit                                                     (191,665)        (189,368)
     Unearned compensation                                                       (385)              (4)
     Stock subscriptions receivable                                              (150)               -
     Accumulated other comprehensive income (loss)                                (82)          10,073
                                                                           ----------       ----------
         Total stockholders' equity                                            68,019           82,661
                                                                           ----------       ----------
                                                                           $  124,091       $  123,533
                                                                           ==========       ==========

                   The accompanying notes are an integral part of these consolidated financial statements


VTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                          For the
                                                                                   Years Ended July 31,
                                                                         1998              1999              2000
                                                                   -----------------  ----------------  ----------------
Revenues:

  Products                                                          $     134,775     $     105,520      $     89,085
  Services and other                                                       44,909            46,082            45,226
                                                                    -------------     -------------      ------------
     Total revenues                                                       179,684           151,602           134,311
                                                                    -------------     -------------      ------------

Cost of sales:
  Products                                                                 65,811            55,167            54,723
  Services and other                                                       28,916            29,197            32,309
                                                                    -------------     -------------      ------------
     Total cost of sales                                                   94,727            84,364            87,032
                                                                    -------------     -------------      ------------
  Gross margin                                                             84,957            67,238            47,279
                                                                    -------------     -------------      ------------

Operating expenses:
  Selling, general and administrative                                      64,802            60,855            55,753
  Research and development                                                 19,892            17,951            17,357
  Write-down of impaired assets                                                 -                 -            14,072
  Merger and other                                                         (1,536)             (235)                -
  Amortization of intangible assets                                           960             1,271             1,443
  Restructuring expense                                                         -             3,800                 -
                                                                    -------------     -------------      ------------
     Total operating expenses                                              84,118            82,922            88,625
                                                                    -------------     -------------      ------------
  Income (loss) from operations                                               839           (15,684)          (41,346)
                                                                    -------------     -------------      ------------

Other income (expense):
  Interest income                                                           1,242               792             1,186
  Non-recurring events                                                          -                 -            44,501
  Interest expense and other                                                  735              (723)           (1,431)
                                                                    -------------     -------------      ------------
                                                                            1,977                69            44,256
                                                                    -------------     -------------      ------------

Income (loss) before income taxes                                           2,816           (15,615)            2,910
Benefit (provision) for income taxes                                          (37)               50              (613)
                                                                    -------------     -------------      ------------
Net income (loss)                                                   $       2,779     $     (15,565)     $      2,297
                                                                    =============     =============      ============

Basic income (loss) per share                                       $        0.12     $       (0.66)     $       0.09
                                                                    =============     =============      ============

Diluted income (loss) per share                                     $        0.12     $       (0.66)     $       0.09
                                                                    =============     =============      ============
Weighted average shares outstanding:
  Basic                                                                    23,057            23,509            24,530
                                                                    =============     =============      ============
  Diluted                                                                  23,458            23,509            25,044
                                                                    =============     =============      ============


                   The accompanying notes are an integral part of these consolidated financial statements


VTEL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands)
--------------------------------------------------------------------------------


                                   Common stock          Additional                                Accumulated       Total
                            ---------------------------                                               Other
                              Number of                    Paid-in                     Unearned   Comprehensive  Stockholders'
                                                                       Accumulated                   Income
                               Shares        Amount        Capital       Deficit     Compensation    (Loss)         Equity
                            ------------- ------------- -------------- ------------- ------------- ------------  --------------
  Balance at July 31, 1997        22,873    $      229   $    254,880  $   (178,234)  $     (115)   $        5     $    76,765
    Proceeds from stock
    issued under employee
    plans                            344             3          1,473             -             -            -           1,476
    Common stock
      issued for
      acquisition                     10             -            153             -             -            -             153
    Unearned compensation              -             -             88             -           (88)           -               -
    Amortization of
    unearned compensation              -             -              -             -           127            -             127
  Net income                           -             -              -         2,779             -            -               -
  Foreign currency
  translation adjustment               -             -              -             -             -          (42)              -
    Comprehensive Income               -             -              -             -             -            -           2,737
                            ------------- ------------- -------------- ------------- ------------- ------------  --------------
  Balance at July 31, 1998         23,227           232        256,594     (175,455)          (76)         (37)         81,258
    Proceeds from stock
    issued under employee
    plans                              47             1            103            -             -            -             104
    Purchase of  treasury
    stock                            (526)            1         (2,265)           -             -            -          (2,265)
    Issuance of  treasury
    stock under  employee
    plans                             357             -          1,438         (645)            -            -             793
    Treasury stock issued
    for acquisition                   169             -            826            -             -            -             826
    Common stock
    issued for acquisition          1,149            11          2,596            -             -            -           2,607
    Warrants issued in
    legal settlement (Note 13)          -             -             52            -             -            -              52
    Stock subscriptions receivable      -             -            150            -          (150)           -               -
    Unearned compensation               -             -            563            -          (563)           -               -
    Amortization of unearned
    compensation                        -             -              -            -           254            -             254
  Net loss                              -             -              -      (15,565)            -            -               -
  Foreign currency translation
    adjustment                          -             -              -            -             -          (45)              -
    Comprehensive Loss                  -             -              -            -             -            -         (15,610)
                            ------------- ------------- -------------- ------------- ------------- ------------  --------------
  Balance at July 31, 1999         24,423           244        260,057     (191,665)         (535)         (82)         68,019
    Proceeds from stock
    issued under employee
    plans                             592             6          2,234                                                   2,240
    Receipts from stock
    subscriptions receivable                                                                  150                          150
    Forfeiture of stock
    held in escrow                   (150)           (2)          (324)                                                   (326)
    Amortization of
    unearned compensation                                                                     126                          126
    Forfeiture of unearned
    compensation                      (18)                        (255)                       255                            -
  Net income                                                                  2,297                                          -
  Unrealized gain on
    available-for-sale
    securities                                                                                          10,003               -
  Foreign currency
    translation aadjustment                                                                                152               -
    Comprehensive Income                                                                                                12,452
                            ------------- ------------- -------------- ------------- ------------- ------------  --------------
  Balance at July 31, 2000         24,847           248        261,712     (189,368)           (4)      10,073          82,661
                            ============= ============= ============== ============= ============= ============  ==============



                   The accompanying notes are an integral part of these consolidated financial statements.


VTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
--------------------------------------------------------------------------------


                                                                           For the Years Ended July 31,
                                                                        1998           1999           2000
Cash flows from operating activities:
    Net income (loss)                                                $     2,779   $  (15,565)    $   2,297
    Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                       8,870       11,797        12,580
       Impairment of long-lived assets                                                               14,072
       Provision for doubtful accounts and returns                          (119)         436           474
       Amortization of unearned compensation                                 127          254           126
       Foreign currency translation gain                                     112           88           267
       (Gain) loss on sale of fixed assets                                     -         (132)          271
       Changes in operating assets and liabilities:
          Accounts receivable                                              3,299        2,206        14,449
          Inventories                                                     10,758       (1,294)          820
          Prepaid expenses and other current assets                          358          220           410
          Accounts payable                                                (3,099)      (5,539)       (3,418)
          Accrued expenses and other long term obligations                (5,505)      (2,967)          551
          Deferred revenue                                                 2,172         (178)        1,045
                                                                     ------------  -------------  ----------
          Net cash provided by (used in) operating activities             19,752      (10,674)       43,944

Cash flows from investing activities:
    Purchases of short-term investments                                 (247,223)    (150,828)     (199,748)
    Sales and maturities of short-term investments                       253,038      161,004       175,048
    Purchases of property and equipment                                  (15,835)      (8,778)       (4,568)
    Sales of property and equipment                                          260        1,441             -
    Cash paid for acquired assets                                              -         (231)            -
    (Issuance) collection of notes receivable                                  -         (750)           84
    Increase in capitalized software                                        (984)      (6,367)       (4,726)
    (Increase) decrease in other assets                                      104          (67)          132
                                                                     ------------  -------------  ----------
          Net cash used in investing activities                          (10,640)      (4,576)      (33,778)

Cash flows from financing activities:
    Net proceeds from issuance of stock                                    1,476          104         2,240
    Purchase of treasury stock                                                 -       (2,265)            -
    Proceeds from the sale of treasury stock                                   -          793             -
    Borrowings under line of credit agreements                                 -       11,200             -
    Payments on line of credit agreements                                      -            -       (11,200)
    Payments on notes payable                                                  -       (1,835)       (2,178)
    Receipts from stock subscription receivable                                -            -           150
                                                                     ------------  -------------  ----------
          Net cash provided by (used in) financing activities              1,476        7,997       (10,988)

Effect of translation exchange rates on cash                                (154)        (133)         (115)
                                                                     ------------  -------------  ----------
Net increase (decrease) in cash and equivalents                           10,434       (7,386)         (937)

Cash and equivalents at beginning of period                                4,757       15,191         7,805
                                                                     ------------  -------------  ----------
Cash and equivalents at end of period                                $    15,191   $    7,805     $   6,868
                                                                     ============  =============  ==========


Supplemental Cash Flow Information:

Interest paid                                                        $         -   $      775     $     954
Income taxes paid                                                              -            -           434
Non-cash transactions
Stock issued for acquired assets                                             153        3,433             -
Notes payable issued for acquired asset                                      837        4,373             -
Issuance of stock warrants and note in legal settlement                        -          302             -
Issuance of restricted stock to employees                                      -          563             -

                   The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

1.       THE COMPANY

         VTEL Corporation ("VTEL" or the "Company") designs, manufactures, markets, services and supports integrated, multi-media visual communication systems that operate over private and switched digital communication networks. VTEL distributes its systems to a domestic and international marketplace through a reseller network and directly to end customers.

         On August 23, 2000, VTEL announced a new business charter that is intended to shift its core business model from the manufacturer of videoconferencing endpoints to a provider of premier enterprise solutions and services for visually enabling broadband networks. While the Company expects to continue to support its installed customer base of videoconferencing endpoints, it intends to seek a third party to manufacture VTEL designed videoconferencing endpoints. The new business charter is intended to return the Company to profitability by focusing the existing sales, service and systems integration capabilities on a broader range of visual communications products that are becoming available within the emerging broadband communications marketplace.

         As a result of the announced new business charter and resulting organizational restructuring, VTEL will change the manner in which its long-lived assets are utilized. Therefore, management analyzed the economic recoverability of these assets based on their future utilization (see Note 13). Since the announcement of the new business charter was made subsequent to July 31, 2000, certain restructuring charges in connection with this announcement will be recorded in fiscal 2001 (see Note 17).

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of VTEL's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, warranty reserves, the valuation allowance for the gross deferred tax asset, contingency reserves, lives of fixed assets, the amortization period for intangible assets and the determination of the fair value of its long-lived assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

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

         The Company capitalized internal software development costs of $984, $6,367 and $4,726 for the years ended July 31, 1998, 1999 and 2000, respectively. Amortization of such costs was $50, zero, and $1,564 for the years ended July 31, 1998, 1999 and 2000, respectively. In addition, during the year ended July 31, 2000 management made the decision to discontinue further development efforts and abandon projects previously capitalized. The resulting charge of $5,785 was included in the write-down of impaired assets during the year ended July 31, 2000 (see Note 13).

         Cash and Equivalents

         Cash and equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased.

         Short-term Investments

         Short-term   investments  are  carried  at  market  value.   Short-term
investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities, commercial paper, and equity securities. The carrying amount of the Company's short-term investments at July 31, 1999 and 2000 is as follows:

                                                            1999                           2000
                                                     Cost    Market Value         Cost        Market Value
         Corporate obligations                    $  2,887     $  2,887           $ 27,719      $ 27,719
         U.S. government obligations                 1,370        1,370                  -             -
         Equity securities                               -            -                731        10,734
         Other                                          51           51              1,289         1,289
                                                  --------     --------           --------      --------
                                                  $  4,308     $  4,308           $ 29,739      $ 39,742
                                                  ========     ========           ========      ========

         The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 1999 and 2000, all investment securities are classified as available-for-sale. Gross unrealized gains on available-for-sale securities at July 31, 2000 were $10,003. There were no unrealized gains or losses at July 31, 1999. Also the Company did not realize any gains or losses in fiscal 1998, 1999 or 2000.

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

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

         Intangible Assets

         Intangible assets include the goodwill that resulted from various acquisitions of the Company (see Note 4) as well as other intangibles, including acquired technology. Amortization periods for the intangibles associated with these acquisitions range from 8 to 15 years. The Company periodically evaluates the amortization period associated with these intangible assets based upon anticipated periods of future benefit. The Company evaluates factors such as loss of employees with key or unique skills, the Company's ability to continue to successfully utilize the specialized knowledge acquired and other relevant factors that could require revision of the estimate of the amortization period (see Note 13). Appropriate adjustments, if any, to the amortization period will be made prospectively based upon such periodic evaluation. Accumulated amortization of intangibles was $3,817 and $5,159 at July 31, 1999 and 2000, respectively.

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

         In order to manage the Company's exposure to foreign currency exchange rate fluctuations related to the European Euro and the Australian Dollar, management utilizes forward currency exchange contracts. Since these forward contracts are used to hedge foreign currency exposures, the net cash amounts paid or received on the contracts are accrued and recognized as an adjustment to currency translation adjustments in the statement of operations.

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

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

         Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, including cash and equivalents, short-term investments and short-term trade receivables, payables and debt, approximates fair value. The fair value of the Company's foreign currency forward contracts is determined at July 31, 1999 and 2000 based on quoted market rates. The carrying amount of short-term investments approximates fair value because of the short maturity and nature of these instruments. The Company places its cash in investment quality financial instruments and limits the amount invested in any one institution or in any type of instrument. The Company has not experienced any significant losses on its investments.

         Long-lived Assets

         The Company evaluates its long-lived assets and intangibles based on guidance provided by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of (see Note 13).

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

         In December 1999, the SEC staff issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" which provides guidance on revenue recognition issues. VTEL is required to implement SAB 101 in fiscal 2001. The Company has not determined the effect of implementing SAB 101 on its financial position or its results of operations.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation did not have a material effect on VTEL's financial position or its results of operations.

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

3.       NON-RECURRING EVENTS

         On March 3, 2000 VTEL settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas which VTEL had previously initiated against five former employees who left VTEL in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees of VTEL paid $2,500 in cash and delivered to VTEL 301 shares of common stock of Polycom, Inc. in settlement of the claims asserted by VTEL. When the shares were received on March 3, 2000, the market value of the shares was $39,100. These shares were sold during fiscal 2000 for $33,681 net of settlement costs. The parties have agreed to dismissal of all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

         On March 3, 2000, VTEL granted non-exclusive licenses to Polycom, Inc.("Polycom") to use three of its patented technologies, and Polycom paid a one time fee to VTEL of $8,320 as a fully paid up royalty in exchange for such license. In turn and without any payments by VTEL, Polycom also has granted VTEL a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties will have access to specified distinctive technologies of the other for use in their product offerings.

4.       ACQUISITIONS

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

         On March 9, 1999, the Company completed the acquisition of substantially all of the assets of Vosaic LLC, an Internet video software and technology company for $3,200 in cash, stock and warrants. The transaction has been accounted for as a purchase of assets. The acquisition involved the issuance of 1,149 shares (equivalent to approximately 5% of the outstanding shares of the Company's stock as of March 9, 1999). The common shares were registered with the Securities Exchange Commission on May 14, 1999. Of these shares, 200 were to be held in escrow and an additional, 350 warrants were to remain unearned pending the completion of certain obligations by Vosaic. During fiscal 2000, 150 of the escrow shares and all of the warrants are deemed to be forfeited since management believes Vosaic's obligations were not achieved.

5.       INVENTORIES

         Inventories consist of the following:

                                                           July 31,

                                                     1999            2000

         Raw materials                               $  8,595        $  8,394
         Work-in-process                                1,504             669
         Finished goods                                 4,637           4,480
         Finished goods held for
           evaluation and rental agreements               817           1,190
                                                     --------        --------
                                                     $ 15,553        $ 14,733
                                                     ========        ========

         Finished goods held for evaluation and under rental agreements consists of completed visual communication systems used for demonstration and evaluation purposes, which are generally sold during the next year.

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

6.       PROPERTY AND EQUIPMENT

         Property and equipment and related depreciable life is composed of the following:


                                                                         July 31,
                                                                  1999            2000
        Furniture, machinery and equipment, 2-10 years           $ 24,241        $ 23,849
        Internal support equipment, 2-4 years                       9,043           7,914
        Customer service assets , 4-8 years                        15,520           9,578
        Leasehold improvements, lease term or
         life of the improvement                                    8,893           7,742
                                                                 --------        --------
                                                                   57,697          49,083
        Less accumulated depreciation                             (27,993)        (29,808)
                                                                 --------        --------
                                                                 $ 29,704        $ 19,275
                                                                 ========        ========

         Depreciation  and   amortization   expense  relating  to  property  and
equipment was approximately $7,910, $9,964 and $8,919 for the years ended July 31, 1998, 1999 and 2000, respectively.

7.       RESTRUCTURING ACTIVITIES

         On August 23, 2000, the Company announced a restructuring of its operations (see Note 17).

         In November 1998, management adopted a restructuring plan that was intended to match the size and complexity of the organization with the planned path of the Company and recorded a charge of $3,080 in fiscal 1999. The plan included the involuntary reduction of 138 employees from all departments, including manufacturing, sales, management and finance, effective immediately for most employees upon announcement. The Company also made the decision to reduce operating costs by exiting other activities and reducing related overhead costs. These activities included the closure of certain field sales offices and the Sunnyvale, California spare parts depot. All of the termination benefits were paid and closure costs were incurred by October 31, 1999. The following schedule summarizes the components and activities of the restructuring plan:

Termination and severance benefits                                   $    2,311
Facility closure and other (primarily non-cancelable lease
 obligations)                                                               769
                                                                     ----------
                                                                     $    3,080
                                                                     ==========

8.       NOTES PAYABLE

         Notes payable at July 31,1999 and 2000 consist of the following:

                                                            1999         2000

Notes payable to the vendor of the Company's
     Enterprise Resource Planning System
     in quarterly and annual installments
     through October 2000, bearing interest
     at rates ranging from 7.22% to 8.50%               $   2,538       $   304
Other                                                         250           306
                                                       -----------     ---------
                                                            2,788           610

Less:      current maturities                              (2,234)         (610)
                                                       -----------     ---------
Long-term notes payable                                $      551       $     -
                                                       ===========     =========

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

9.       LINE OF CREDIT

         In March 2000, the Company repaid the outstanding balance on its line of credit with a banking syndicate. At July 31, 2000, the Company did not have a line of credit in place but management expects to obtain a new line of credit in fiscal 2001.

10.      STOCKHOLDERS' EQUITY

         Share Repurchase Program

         During fiscal 1999, the Company initiated a stock repurchase program and repurchased 526 shares of its Common Stock for $2,265. The repurchased shares have been used to fulfill requirements for stock option exercises or stock issuances under business combination transactions. Although the Company is authorized to repurchase up to 1,474 additional shares, no additional share repurchases are currently planned.

         Stock Subscriptions Receivable

         During fiscal 1999, the Company loaned certain employees of the Company amounts to either purchase shares of the Company's stock on the open market, exercise options or participate in the employee stock purchase program. Receivables with recourse totaling $150 related to the exercise of options and the participation of the employee stock purchase program were classified as a reduction of additional paid-in capital at July 31, 1999 and were repaid during the year ended July 31, 2000.

         Stock and Stock Option Plans

         VTEL has three stock option plans, the 1989 Stock Option Plan (the "1989 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1992 Director Stock Option Plan (the "1992 Plan"). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. Effective June 1999, the 1989 Plan expired whereby the Company can no longer grant options under the Plan, however, options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to nonemployee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant.

         The Company applies APB No. 25 and related interpretations in accounting for its stock option plans for grants to employees. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices that are below the market price on the measurement date. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income
(loss) per share would have been reflected by the following pro forma amounts for the years ended July 31, 1998, 1999 and 2000:

                                            1998          1999           2000
    Net income (loss)  As reported     $    2,779   $   (15,565)   $     2,297
                       Pro forma       $   (1,589)  $   (20,023)   $    (1,930)

    Basic and diluted
    net income (loss)
    per common share   As reported     $     0.12   $     (0.66)   $      0.09
                       Pro forma       $    (0.07)  $     (0.85)   $     (0.08)

         The pro forma effect on net income (loss) for 2000, 1999 and 1998 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants issued prior to 1996.

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants the years ended July 31, 1998, 1999 and 2000:

                                    1998            1999             2000
      Dividend yield                   -                -                -
      Expected volatility          63.12%           67.67%           70.86%
      Risk-free rate of return      5.52%            6.14%            6.13%
      Expected life                 5.65 years       6.26 years       7.36 years


         The following table summarizes activity under all Plans for the years ended July 31, 1998, 1999 and 2000.

                                        1998                    1999                   2000
                                             Weighted                 Weighted              Weighted
                                              Average                 Average               Average
                                 Shares      Exercise      Shares     Exercise    Shares    Exercise
                                 (000's)       Price      (000's)      Price     (000's)     Price
      Outstanding at the
        beginning of the year     3,648         $9.42       3,938       $8.65     4,548       $7.11

          Granted                   896          6.43       1,818        3.40     1,436        4.47
          Exercised                (186)         4.00        (134)       2.34      (437)       4.40
          Canceled                 (420)         7.55      (1,074)       7.05    (1,548)       9.89
                                  -----         -----      ------       -----    ------       -----
      Outstanding at the
         end of the year          3,938         $8.65       4,548       $7.11     3,999       $5.39
                                  =====                    ======                ======
      Options exercisable at
        year end                  3,710         $8.42       4,457       $7.04     3,945       $5.41
                                  =====                    ======                ======
      Weighted average
      fair value of
      options granted
      during the year                           $4.12                   $2.48                 $3.28



                                            Options Outstanding                         Options Exercisable
                                  Number      Weighted-average   Weighted-average    Number
       Range of exercise      outstandint at       remaining        exercise     exercisable at    Weighted-average
            prices             July 31, 2000   contractual life      price        July 31, 2000     exercise price
      $ 0.30  - $  3.16             852            8.50  years       $  2.80            853              $  2.80
        3.17  -    4.70           1,206            8.84                 4.33          1,154                 4.36
        4.70  -    6.13           1,223            7.48                 5.80          1,223                 5.80
        6.19  -   19.88             706            6.13                 9.36            703                 9.37
       20.56  -   20.56              12            5.31                20.56             12                20.56
      --------------------    ----------------                                  ------------------
      $ 0.30  - $ 42.66           3,999                              $  5.39          3,945              $  5.41
      ====================    ================                                  ==================


         Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed. At July 31, 2000, options to purchase 1,817 shares were vested. At July 31, 2000, no unvested options had been exercised.

         Employee Stock Purchase Plan

         On April 29, 1993, VTEL adopted an Employee Stock Purchase Plan ("Employee Plan") which enables all employees to acquire VTEL stock under the plan. The Employee Plan authorizes the issuance of up to 950 shares of VTEL's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------


market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 158 shares, 203 shares, and 155 shares respectively, for the years ended July 31, 1998, 1999 and 2000.

         Restricted Stock Plan

         On December 17, 1998, the Company adopted a restricted stock plan (the "1998 Plan"). The 1998 Plan authorizes the issuance of up to 1,000shares of VTEL's Common Stock to be used to reward, incent and retain employees. Shares of restricted stock issued under the 1998 Plan were 80 for the year ended July 31, 1999. No shares were issued under the 1998 Plan in fiscal 1998 or 2000.

11.      DEFINED CONTRIBUTION PLAN

         The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan for a portion of the year ended July 31, 2000 of $176 which has been recorded as expense in the consolidated statement of operations. No matching contributions were made in fiscal 1998 or 1999.

12.      EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 1998, 1999 and 2000:

                                             1998          1999          2000
Weighted average shares
   outstanding - basic                      23,057        23,509        24,530

Effect of dilutive stock options               401             -           514

                                        ----------    ----------    ----------
Weighted average shares
    Outstanding - diluted                   23,458        23,509        25,044
                                        ==========    ==========    ==========

Antidilutive securities                      1,764         4,457         2,576
                                        ==========    ==========    ==========
Basic and dilutive earnings (loss) per
   share                                  $   0.12      $  (0.66)     $   0.09

13.         WRITE-DOWN of IMPAIRED ASSETS

         As discussed in Note 1, on August 23, 2000, the Company announced a new business charter that is intended to shift its core business model from the manufacture of videoconferencing endpoints to a provider of premier enterprise solutions and services for visually enabling broadband networks. As a result of this new charter, the Company determined that significant changes were necessary in the manner and extent to which certain of its long-lived assets used solely in the manufacturing operations would be deployed. Further, the adoption of the new charter resulted in the closure of certain foreign offices and the termination of several software projects under development.

         Pursuant to SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recoverability of its long-lived assets including property, plant and equipment, goodwill and other intangibles and capitalized software. The evaluation indicated that the future undiscounted cash flows related to certain long-lived assets were below the carrying value of the assets associated with those operations. Further, the closure of the foreign offices and the termination of the software capitalization projects resulted in the identification of only minimal future cash flows. Accordingly, during the fourth quarter of fiscal 2000, the Company adjusted the long-lived assets associated with the manufacturing operations and the long-lived assets related to the foreign operations and capitalized software. The Company determined their estimated fair value to be $9,446, resulting in a non-cash impairment charge of $14,072 (including $6,047 related to property, plant and equipment, $2,240 related to intangible assets and $5,785 related to capitalized software). The estimated fair value for the long-lived assets was based on anticipated future cash flows

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

discounted at a rate commensurate with the risk involved. The impairment loss has been recorded as a loss from the write-down of impaired assets in the consolidated statement of operations. The remaining useful lives of certain assets were shortened and thus, depreciation and amortization will be higher in fiscal 2001.

14.      FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 1998, 1999 and 2000:
                                 1998              1999               2000

         Current:
               Federal          $   -             $   -              $  416
               State               37               (50)                197
                                -----             -----              ------
               Total current       37               (50)                613

         Deferred:
               Federal              -                 -                   -
               State                -                 -                   -
                                -----             -----              ------
               Total deferred       -                 -                   -
                                -----             -----              ------
                                $  37             $ (50)             $  613
                                =====             =====              ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at July 31, 1999 and 2000 are as follows:


                                                                           1999              2000
       Deferred tax assets:
            Net operating loss carryforwards                           $  38,742          $ 35,447
            Research and development credit carryforwards                  4,379             5,403
            Minimum tax credit carryforwards                                 110               525
            Inventory and warranty provisions                              1,921             1,359
            Charitable contributions                                          40                52
            Compensation accruals                                            306               309
            Deferred revenue                                                 713               882
            Allowance for receivables                                        292               191
            Impaired assets                                                    -             4,378
            Other                                                            545               400
                                                                       ---------          --------
                                                                          47,048            48,946
                                                                       ---------          --------

       Deferred tax liabilities:
            Capitalized software                                            (220)             (199)
            Accumulated depreciation                                        (453)             (974)
                                                                       ---------          --------
                                                                            (673)           (1,173)
                                                                       ---------          --------

       Net deferred tax assets                                            46,375            47,773
       Valuation allowance                                               (46,375)          (47,773)
                                                                       ---------          --------
                                                                       $       -          $      -
                                                                       =========          ========

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

         At July 31, 2000, the Company had federal net operating loss carryforwards of $95,804, research and development credit carryforwards of $5,403, and alternative minimum tax credit carryforwards of $525. The net operating loss and credit carryforwards will expire in varying amounts from 2001 through 2019, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiaries of $8,897 are available to offset future foreign taxable income.

         As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. Also, due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 1998, 1999 and 2000. The valuation allowance increased by $1,398 during the year ended July 31, 2000.

The Company's provision (benefit) for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% for the years ended July 31, 1998, 1999 and 2000 primarily as a result of the following:

                                        1998             1999             2000

     Computed at statutory rate          957          $ (5,309)      $     989
     State taxes, net of federal
          benefit                         37               (50)            130
     Foreign losses not benefited       (125)            1,072           2,298
     Permanent items                     166               158             134
     R&D credit generated                (82)             (921)         (1,023)
     Change in state tax rate              -                 -          (3,313)
     Change in valuation allowance      (916)            5,050           1,398
                                      ------           -------        --------
                                          37           $   (50)       $    613
                                      ======           =======        ========

15.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         VTEL leases furniture and equipment, manufacturing facilities and office space under noncancelable leases which expire at various dates through 2013. Certain leases obligate VTEL to pay property taxes, maintenance and repair costs.

Future minimum lease payments under all operating leases as of July 31, 2000 were as follows: Fiscal year ending:

                     2001                     $ 8,186
                     2002                       7,603
                     2003                       6,706
                     2004                       6,268
                     2005                       5,857
                     Thereafter                29,956
                                           -----------
                                              $64,576
                                           ===========

         Total rent expense under all operating leases for the years ended July 31, 1998, 1999 and 2000 was $6,506, $6,858, and $7,983 respectively. During the year ended July 31, 2000, the Company received $785 in rent income under sub-leasing arrangements. These amounts offset against rental expense in the consolidated statement of operations. No rental income was received during the years ended July 31, 1998 or 1999. At July 31, 2000, future minimum lease payments receivable under non-cancelable sub-lease arrangements totaled $ 2,028 for all future years.

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

         During the year ended July 31, 1998, the Company completed the planned elimination of duplicate headquarter facilities by terminating a lease. The landlord paid the Company a $1,800 termination fee which is recorded (net of termination expenses) as Other Income in the accompanying Statement of Operations.

         In connection with the acquisition of certain of the assets of the videoconferencing division of one of its German resellers, (see Note 4), the Company entered into a five year licensing agreement pursuant to which the Company will pay a license fee equal to 4% of the revenues generated by the acquired assets with a minimum annual fee of $281 to $393 and a maximum annual fee of $786.

         Contingencies

         The Company is the defendant or plaintiff in various actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition, results of operation or cash flows.

16.      SEGMENT INFORMATION

         The Company manages its business primarily on a products, services and Internet ventures basis and these are the reportable segments. The Products segment provides multi-media visual communication (commonly referred to as videoteleconferencing) products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. The Services/Other segment provides custom integrated systems, installations and product support services to customers. The Internet Ventures are business units established to focus on delivering visual communications products and services for the World Wide Web. The accounting policies of the segments are the same as those described in Note 2.

         The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income; however, there is a charge to allocate corporate operating expenses to the segments. The prior year's segment information has been restated to present the Company's reportable segments.

VTEL CORPORATION

NOTES TO THE CONSOLLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

         The table below presents segment information about revenue from unaffiliated customers, depreciation and operating income for each of the three years in the period ended July 31, 2000:



                                                             Services/         Internet
                                            Products           Other           Ventures             Total
                                          -------------     -------------    --------------     --------------

For the year ending July 31, 2000
Revenues from unaffiliated customers         $  89,085         $  45,226          $      -         $  134,311
Gross margin                                    34,362            12,917                 -             47,279
Depreciation and amortization                    8,343             3,573               664             12,580
Operating income (loss)                        (27,085)            1,614           (15,875)           (41,346)

Capital expenditures                             2,166             1,649               753              4,568
Total assets                                    78,398            39,801             5,334            123,533

For the year ending July 31, 1999
Revenues from unaffiliated customers           105,520            46,082                 -            151,602
Gross margin                                    50,353            16,885                 -             67,238
Depreciation and amortization                    7,455             4,342                 -             11,797
Operating income (loss)                        (20,824)            5,140                 -            (15,684)

Capital expenditures                             6,110             2,668                 -              8,778
Total assets                                    88,371            35,720                 -            124,091

For the year ending July 31, 1998
Revenues from unaffiliated customers           134,775            44,909                 -            179,684
Gross margin                                    68,964            15,993                 -             84,957
Depreciation and amortization                    6,601             2,269                 -              8,870
Operating income (loss)                         (9,297)           10,136                 -                839

Capital expenditures                            11,877             3,958                 -             15,835
Total assets                                    96,975            32,314                 -            129,289


         Revenue and long-lived assets related to operations in the United States and foreign countries for the three years ended July 31, 2000 are presented below. Revenues generated between foreign geographic locations have historically been insignificant.

                                                          For the Years Ended July 31,
                                                   1998              1999              2000
                                              ---------------    -------------     --------------
Revenue from unaffiliated customers:
              United States                        $ 146,993         $131,494          $ 111,007
              Foreign                                 32,691           20,108             23,304

Long-lived assets at the end of year:
              United States                        $  42,116         $ 52,556          $  36,348
              Foreign                                  1,487            3,258                671
------------------------------------------------------------------------------------------------

17.      SUBSEQUENT EVENT

         On August 23, 2000, VTEL announced a new business charter and the restructuring of its organization. The restructuring will involve the termination of approximately 200 employees or 34% of the Company's workforce and the consolidation of leased office space in Austin, Texas and Sunnyvale, California. The Company expects to record a restructuring charge in the first fiscal quarter of 2001 of approximately $6,000 to $8,000.

18.      QUARTERLY INFORMATION (unaudited)

         The following tables contain selected unaudited consolidated statement of operations and earnings per share data for each quarter of fiscal year 1999 and 2000.



                                                                           For the Three Months Ended
                                                             Oct. 31,       Jan 31,    April 30,      July 31,
                                                               1998          1999         1999          1999
     Total revenues                                          $36,940      $ 37,755     $ 36,116       $ 40,791
                                                          -----------   -----------  -----------   ------------
     Gross margin                                             16,312        15,787       17,717         17,422
                                                          -----------   -----------  -----------   ------------
     Net income (loss)                                    $   (7,439)     $ (7,944)    $   (574)      $    392
                                                          ===========   ===========  ===========   ============
     Basic and diluted income (loss) per share            $    (0.32)     $  (0.35)    $  (0.02)      $   0.02
                                                          ===========   ===========  ===========   ============


                                                                           For the Three Months Ended
                                                             Oct. 31,      Jan 31,     April 30,      July 31,
                                                              1999          2000         2000          2000

     Total revenues                                       $   35,066        37,262       31,440         30,543
                                                          -----------   -----------  -----------   ------------

     Gross margin                                             13,124        14,226       10,369          9,560
                                                          -----------   -----------  -----------   ------------

     Net income (loss)                                    $   (5,343)     $ (3,970)    $ 35,141      $ (23,531)
                                                          ===========   ===========  ===========   ============

     Basic income (loss) per share                        $    (0.22)     $  (0.16)    $   1.43      $   (0.95)
                                                          ===========   ===========  ===========   ============

     Diluted income (loss) per share                      $    (0.22)     $  (0.16)    $   1.36      $   (0.95)
                                                          ===========   ===========  ===========   ============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Form  8-K  dated   April  6,  2000   reporting   the   resignation   of
PricewaterhouseCoopers LLP as the Company's independent auditors is hereby incorporated by reference.

                                    PART III.

Item 10.   Directors and Executive Officers

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the captions "Election of Directors" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 24, 2000.

Item 11.   Executive Compensation

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Executive Compensation" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 24, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 24, 2000.

Item 13.   Certain Relationships and Related Transactions

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Certain Relationships and Transactions" will be filed with the Company's Definitive Proxy Statement pursuant to the regulation 14A on or before November 24, 2000.

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

   Exhibit
   Number                              Document Description
   -------                             --------------------

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

   Exhibit
   Number                          Document Description
   -------                         --------------------

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

    10.20 The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company's 1998 Definitive Proxy Statement)

    10.21 Loan and Security Agreement, dated May 5, 1999, between Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and the Company, as Borrower (incorporated by reference to Exhibit 10.21 to the Company's Annual Report filed on Form 10-K for the year ended July 31, 1999.)

   Exhibit
   Number                          Document Description
   -------                         --------------------

    10.22 Change-in-Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended July 31, 1998)

    10.22 (a)   Stephen L. Von Rump
    10.22 (b)   Rodney S. Bond
    10.22 (c)   Dennis M. Egan
    10.22 (d)   Vinay Goel
    10.22 (e)   Steve F. Keilen
    10.22 (f)   F.H. (Dick) Moeller
    10.22 (g)   Ly-Huong T. Pham
    10.22 (h)   Michael J. Steigerwald
    10.22 (i)   Bob R. Swem
    10.22 (j)   Judy A. Wallace

    10.23 Change-in Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended January 31, 2000)

    10.23(a)    Brian C. Sullivan,
    10.23(b)    Stephen Cox
    10.23(c)    Stephen Von Rump (amended)

    21.1  List of Subsidiaries

    23.1  Consent of Ernst & Young LLP.

    23.2  Consent of PricewaterhouseCoopers LLP.

    27.1  Financial Data Schedule (filed  electronically  only)

---------------

(b)  Reports on Form 8-K:

           None have been filed during the quarter ended July 31, 2000

(c)  See subitem 14(a)(3) above.

(d)  See subitem 14(a)(2) above.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VTEL Corporation



                                            By   /s/  Jay C. Peterson
                                                --------------------------------
                                                Jay C. Peterson
                                                interim Chief Financial Officer,
                                                Vice President-Finance and
                                                Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                   Signature                                       Title                              Date
                   ---------                                       -----                              ----

/s/                  Stephen L. Von Rump          Chief Executive Officer and President         October 30, 2000
------------------------------------------------  (Principal Executive Officer)              ------------------------
                     Stephen L. Von Rump

/s/                  Jay C. Peterson             interim Chief Financial Officer,               October 30, 2000
------------------------------------------------ Vice President - Finance and Treasurer     ------------------------
                     Jay C. Peterson             (Principal Financial Officer and Principal
                                                 Accounting Officer)

/s/                  Kathleen A. Cote            Director                                       October 30, 2000
------------------------------------------------                                             ------------------------
                     Kathleen A. Cote

/s                   Gordon H. Matthews          Director                                       October 30, 2000
------------------------------------------------                                             ------------------------
                     Gordon H. Matthews

/s/                  F.H. (Dick) Moeller         Director                                       October 30, 2000
------------------------------------------------                                             ------------------------
                     F.H. (Dick) Moeller

/s/                  Dick  Snyder                Chairman of the Board                          October 30, 2000
------------------------------------------------                                             ------------------------
                     Dick Snyder

/s/                  T. Gary Trimm               Director                                       October 30, 2000
------------------------------------------------                                             ------------------------
                     T. Gary Trimm

/s/                  James H. Wells              Director                                       October 30, 2000
------------------------------------------------                                             ------------------------
                     James H. Wells




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
Accounts receivable -
  Allowances for
  Doubtful accounts

Year ended July 31, 1998                   $  10,722        $   (119)        $ (1,156)      $  9,447

Year ended July 31, 1999                       9,447             278           (8,502)         1,223

Year ended July 31, 2000                       1,223             474             (809)           888
