Form 10-Q
period 2000-10-31
VTEL CORP
filed 2000-12-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

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

At November 30, 2000 the registrant had outstanding 24,824,352 shares of its Common Stock, $0.01 par value.

VTEL CORPORATION



CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                                      October 31,      July 31,
                                                                          2000           2000
                                                                      (Unaudited)

ASSETS
Current assets:
    Cash and equivalents                                            $    4,855        $    6,868
    Short-term investments                                              34,764            39,742
    Accounts receivable, net of allowance for doubtful
       accounts of $1,349 and $888 at October 31, 2000
       and July 31, 2000                                                14,935            23,368
    Inventories                                                         16,647            14,733
    Prepaid expenses and other current assets                            1,561             1,803
                                                                ---------------   ---------------
        Total current assets                                            72,762            86,514

Property and equipment, net                                             17,230            19,275
Intangible assets, net                                                  11,664            11,994
Capitalized software, net                                                4,270             4,728
Other assets                                                               942             1,022
                                                                ---------------   ---------------
                                                                    $  106,868        $  123,533
                                                                ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $   12,982        $   14,957
    Accrued compensation and benefits                                    4,784             4,773
    Other accrued liabilities                                            3,975             3,981
    Notes payable, current portion                                          25               610
    Deferred revenue                                                    11,345            11,886
                                                                ---------------   ---------------
        Total current liabilities                                       33,111            36,207

Long-term liabilities:
    Other long-term obligations                                          4,133             4,665
                                                                ---------------   ---------------
        Total long-term liabilities                                      4,133             4,665

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000
      authorized; none issued or outstanding                                 -                 -
    Common stock, $.01 par value; 40,000 authorized;
      24,835 and 24,847 issued and outstanding at
      October 31, 2000 and July 31, 2000                                   248               248
    Additional paid-in capital                                         261,657           261,712
    Accumulated deficit                                               (203,157)         (189,368)
    Unearned compensation                                                    -                (4)
    Accumulated other comprehensive income                              10,876            10,073
                                                                ---------------   ---------------
        Total stockholders' equity                                      69,624            82,661
                                                                ---------------   ---------------
                                                                    $  106,868        $  123,533
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

VTEL CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                                             For the
                                                                       Three Months Ended
                                                                            October 31,
                                                                    2000               1999
                                                                            (Unaudited)
Revenues:

  Products                                                    $        14,086    $       24,375
  Services and other                                                   10,444            10,691
                                                              ----------------   ---------------
     Total revenues                                                    24,530            35,066
                                                              ----------------   ---------------
Cost of sales:
  Products                                                              9,501            14,518
  Services and other                                                    7,786             7,424
                                                              ----------------   ---------------
     Total cost of sales                                               17,287            21,942
                                                              ----------------   ---------------
  Gross margin                                                          7,243            13,124
                                                              ----------------   ---------------

Operating expenses:
  Selling, general and administrative                                  13,843            14,025
  Research and development                                              5,679             3,768
  Restructuring charge                                                  1,708                 -
  Amortization of intangible assets                                       328               364
                                                              ----------------   ---------------
     Total operating expenses                                          21,558            18,157
                                                              ----------------   ---------------

Loss from operations                                                  (14,315)           (5,033)
                                                              ----------------   ---------------
Other income (expense):
  Interest income                                                         509                80
  Interest expense and other                                               17              (391)
                                                              ----------------   ---------------
                                                                          526              (311)
                                                              ----------------   ---------------
Net loss before income taxes                                          (13,789)           (5,344)
Income taxes                                                                -                 -
                                                              ----------------   ---------------
Net loss                                                      $       (13,789)   $       (5,344)
                                                              ================   ===============

Net loss per share-basic and diluted                          $         (0.56)   $        (0.22)
                                                              ================   ===============

Weighted average shares outstanding:
  Basic and diluted                                                    24,835            24,298
                                                              ================   ===============


                          The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

--------------------------------------------------------------------------------


                                                                               For the
                                                                         Three Months Ended
                                                                              October 31,
                                                                         2000            1999
                                                                              (Unaudited)
Cash flows from operating activities:
     Net loss                                                         $ (13,789)      $  (5,344)

     Adjustments to reconcile net loss
     to net cash provided by (used  in)
     operations:
        Depreciation and amortization                                     3,303           2,620
        Provision for doubtful accounts                                     719             259
        Amortization of unearned compensation                                 4              75
        Non-cash restructuring charge                                       343               -
        Foreign currency translation gain                                   (17)             (2)
        Gain on sale of fixed assets                                        (34)            (42)
        Decrease in accounts receivable                                   7,714           8,496
        Increase in inventories                                          (1,914)           (447)
        Decrease in prepaid expenses and other current assets               242             135
        Decrease in accounts payable                                     (1,976)         (3,883)
        Decrease in accrued expenses                                       (378)           (912)
        Decrease in deferred revenues                                      (924)           (374)
                                                                  -------------  ---------------
            Net cash (used in) provided by operating activities          (6,707)            581
                                                                  -------------  ---------------

Cash flows from investing activities:
     Net sales of short-term investments                                  5,466           2,938
     Net purchases of property and equipment                               (383)           (914)
     (Issuance) collection of notes receivable                              (44)             12
     Increase in capitalized software                                         -          (1,702)
     (Increase) decrease in other assets                                   (154)             92
                                                                  -------------  ---------------
            Net cash provided by investing activities                     4,885             426
                                                                  -------------  ---------------

Cash flows from financing activities:
     Net proceeds from issuance of stock                                    119             111
     Proceeds from sale of treasury stock                                     -              12
     Borrowings under line of credit                                          -           2,800
     Payments on notes payable                                             (642)           (453)
                                                                  -------------  ---------------
            Net cash (used in) provided by financing activities            (523)          2,470
                                                                  -------------  ---------------

Effect of translation exchange rates on cash                                332              (6)
                                                                  -------------  ---------------

Net (decrease) increase in cash and equivalents                          (2,013)          3,471

Cash and equivalents at beginning of period                               6,868           7,805
                                                                  -------------  ---------------
Cash and equivalents at end of period                                 $   4,855     $    11,276
                                                                  =============  ===============



              The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, per share, and employee data unless otherwise noted)
--------------------------------------------------------------------------------

Note 1 - General and Basis of Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the
Securities  and  Exchange  Commission  and  accordingly,   do  not  include  all
information and footnotes required under accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of VTEL as of October 31, 2000 and the result of operations and cash flows for the three months ended October 31, 2000 and 1999. The results for interim periods are not necessarily indicative of results for a full fiscal year.

Note 2 - Inventories

         Inventories consist of the following:

                                                 October 31,            July 31,
                                                    2000                  2000

         Raw materials                           $  10,144              $  8,394
         Work in process                             1,269                   669
         Finished goods                              4,224                 4,480
         Finished goods held for evaluation
           and rental and loan agreements            1,010                 1,190
                                                 ---------             ---------
                                                 $  16,647             $  14,733
                                                 =========             =========

         Finished goods held for evaluation consist of completed digital visual communications systems used for demonstration and evaluation purposes.

Note 3 - Restructuring Activities

         On August 23, 2000, VTEL announced a new business charter and the restructuring of its organization. The new business charter is intended to execute a change in business strategy that leverages VTEL's solutions and systems integration capabilities in order to become the industry leader in providing visual communication solutions over broadband enterprise networks. The restructuring involves the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce and the consolidation of leased office space in Austin, Texas, Sunnyvale, California and other remote facilities. These workforce reductions and consolidations of office space are intended to reduce costs and focus resources on efforts to support the new business charter. The Company anticipates completing all terminations by January 31, 2001. During the three months ended October 31, 2000, the Company recorded a restructuring charge of $1,708.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, per share, and employee data unless otherwise noted)

--------------------------------------------------------------------------------


         The following schedule summarizes the components and activities of the restructuring plan:

                                     Restructuring       Expenditures      Balance Accrued at
                                         Charge            Incurred         October 31, 2000
Termination and severance
 benefits                          $           1,565   $        1,365     $           200
Facility closure and other
 (primarily non-cancelable lease
 obligations)                                    143                -                 143
                                   -----------------   --------------     ---------------
                                   $           1,708   $        1,281     $           343
                                   =================   ==============     ===============

Note 4 - Comprehensive Loss

         Our comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive losses for the three months ended October 31, 2000 and 1999 were $12,986 and $5,434, respectively.

Note 5 - Derivative Instruments and Hedging Activities

         On August 31, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company utilizes forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. These contracts have historically been recorded at fair value in the statement of financial condition with changes reflected in the statement of operations. Other than these contracts, the Company does not maintain derivatives as defined in SFAS 133. Therefore the adoption of this standard had no effect on the Company's statement of financial position or results of operations for the quarter ended October 31, 2000.

Note 6 - Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition issues. VTEL is required to implement SAB 101 beginning on May 1, 2001. The Company has not determined the effect of implementing SAB 101 on its financial position or its results of operations.

Note 7 - Segment Information

         The Company manages its business primarily on a products, solutions (formerly services) and Internet ventures basis and these are the reportable segments. The Products segment provides multi-media visual communication (commonly referred to as videoteleconferencing) products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. The Solutions segment provides custom integrated systems, installations and product support services to customers. The Internet Ventures are business units established to focus on delivering visual communications products and services for the World Wide Web.

The Company evaluates the performance of its segments and allocates resources to them based on revenue and operating income; however, there is a charge to allocate corporate operating expenses to the segments. The prior year's segment information has been restated to present the Company's reportable segments.

         The table below presents segment information about revenue from unaffiliated customers, depreciation and operating income (loss) for the three month periods ended October 31, 2000 and 1999:


                                                                         Internet        Unallocated
                                          Products       Solutions        Ventures          Items             Total
                                         ------------    -----------     -----------    --------------     ------------

For the three-month period
ending October 31, 2000
Revenues from unaffiliated customers       $  14,086       $ 10,444        $      -                          $  24,530
Depreciation and amortization                  1,834          1,278             191                              3,303
Operating income (loss)                       (9,230)           258          (4,287)           (1,056)         (14,315)

Total assets                               $  58,445       $ 43,333        $  5,090                 -        $ 106,868

For the three-month period
ending October 31, 1999

Revenues from unaffiliated customers       $  24,375      $  10,691        $      -                          $  35,066
Depreciation and amortization                  1,692            884              44                              2,260
Operating income (loss)                       (3,303)           445          (2,175)                            (5,033)

Total assets                               $  75,871      $  33,278        $  6,916                 -        $ 116,065


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following review of VTEL's financial position as of October 31, 2000 and July 31, 2000 and for the three months ended October 31, 2000 and 1999 should be read in conjunction with our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2000.

Results of Operations

         The following table provides the percentage of revenues represented by certain items in VTEL's Condensed Consolidated Statements of Operations:

                                                                For the Three
                                                                Months Ended
                                                                 October 31,
                                                             2000          1999

    Product revenues                                          57%           70%
    Services and other revenues                               43            30
    Gross margin                                              30            37
    Selling, general and administrative                       56            40
    Research and development                                  23            11
    Restructuring expense                                      7             -
    Total operating expenses                                  88            52
    Other income (expense), net                                2            (1)
    Net loss                                                 (56)%         (15)%


Three Months Ended October 31, 2000 and 1999

         Revenues. Revenue for the quarter ended October 31, 2000 decreased by $10.6 million, or 30%, to $24.5 million from $35.1 million for the quarter ended October 31, 1999.

     The decline in overall revenue is primarily the result of a decline in product sales of videoconferencing units whereas service revenue has remained stable as compared to similar periods. On August 23, 2000, VTEL announced a new business charter and strategy that leverages VTEL's strengths in services, systems integration, network management and software development ("New Charter"). By executing this change in business strategy, our goal is to become the industry leader in providing visual communication solutions over broadband enterprise networks. We believe we can execute this change in business strategy by doing the following:

o    Expand  on  current  product   offerings,   by  actively   marketing  other
     manufacturers'   products  that  deliver  visual  communication   solutions
     athrough our Multi-Vendor Partners program ("MVP");

o Expand our customer service and systems integration capabilities to cover other visual communication products available within the industry;

o Focus our research and development efforts to enhance our Smart Video Net Manager ("SVNM") network management software platform that will interoperate in a multi-vendor environment to manage visual communication traffic over IP networks;

o    Build on our existing services and integration  businesses by marketing and
     delivering   additional  but  related   services  such  as  system  design,
     implementation, management and training.

     The decision to pursue the New Charter was based in part on a declining trend within the industry of sales of high-end videoconferencing products. The sale of high-end videoconferencing products historically has been a key component of our revenue structure. Because this trend in product sales has occurred over several quarters, it magnifies the product sales decline when reporting periods are compared year over year as opposed to sequential quarters. As we anticipated a decline in product revenues, we made the decision during the quarter to avoid additional product discounting in favor of maintaining stronger gross margins on our most popular models which contributed to the decline in revenue for the three months ended October 31, 2000.

     For the Company to better meet the needs of its customers, resellers and strategic partners, as well as to return to profitability, we announced on November 11, 2000 the creation of two separate stand-alone business units for our Products and Solutions businesses, respectively. The separation is intended to leverage the strengths of our existing services, integration and sales teams to offer the best-in-class visual communication solutions in the emerging broadband marketplace, while also allowing the Products business unit to remain focused on the design, development, manufacture, marketing, and sales of our videoconferencing equipment. We believe the visual communications industry will continue to shift towards software solutions, but also expect continued downward price pressure on videoconferencing products. As a result, we will continue to pursue aggressive efforts to reduce product costs as well as operating expenses.

     The Products business unit's goals are to return to profitability, to preserve our current market position for the VTEL brand and customer base, to establish long-term plans for the Galaxy(TM) product line and beyond, and to grow the business. We believe the separation of the Company's core businesses will allow the Products business unit to concentrate on these goals. Indicators to verify this business unit's progress include certain contract wins involving the internet protocol H.323 technology and the upcoming Galaxy 2.02 release, which include international capabilities and enhanced stability. As the Products unit's emphasis shifts from the circuit switched H.320 technology to the H.323 technology, we expect to experience a decline in product revenue in the short term. However, the Company expects future increased product revenue as we pursue
H.323 opportunities.

         For the three month periods ended October 31, 2000 and 1999, service and other revenue, as a percent of total revenues, was 43% and 30%, respectively. Service and other revenue, totaling $10.4 million during the quarter ended October 31, 2000, declined by $0.2 million in the three months ended October 31, 2000, compared to the three months ended October 31, 1999. Service revenue represents the combined revenues of our Solutions business unit that provides installation and maintenance services as well as custom videoconferencing integration solutions.

         The ability of our Solutions business unit to maintain consistent revenue streams from service and maintenance contracts despite declining product revenues reflects the quality of our service performance. Additionally, we believe the industry lacks a player to provide integrated solutions that address the overall Internet Protocol (IP) environment. Therefore, the Solutions business is focusing on the continued establishment of profitable growth propositions, introducing new prominent customers and developing a next generation network management platform. During the three months ended October 31, 2000 the Company pursued these goals by creating the Multi-Vendor Partners Program(TM) (MVP), which allows VTEL to market and distribute various vendor products through its Solutions business. Charter members include PictureTel, Polycom, Ezenia, and several others. By bidding the multiple products within the MVP portfolio, the business unit is establishing new relationships and re-energizing old relationships with market partners and network players.

         International sales represented approximately 27% of product revenues for the three months ended October 31, 2000 compared to 21% for the three months ended October 31, 1999. These revenue percentages represent export sales from our domestic operations, as well as sales from our foreign subsidiaries that are installed in foreign locations. The increase in international sales for the three months ended October 31, 2000 is due primarily to several large orders from our China operations. Our European operations have strictly focused on the VTEL product line, which impaired their competitiveness as the demand in Europe for videoconferencing products shifted toward low-end products even more rapidly than in the United States. As a result, during the first quarter of fiscal 2001 we have substantially reduced the scope of European operating activities, while maintaining an emphasis on European customer service activities.

         VTEL sells its products primarily through resellers. For the three months ended October 31, 2000 and 1999, reseller sales were 81% and 76% of product sales, respectively. All other sales of our products are made directly to the end user customer. We expect that VTEL developed videoconferencing endpoints will continue to be sold predominately through reseller sales channels. However, as we develop our new business model, which includes sales of a broader range of third-party visual communications software and equipment, we expect that a larger percentage of our overall revenues will become more direct in nature.

         We have made decisions regarding the business based on certain revenue expectations with respect to our core products. There can be no assurance that product revenues will not decline faster than we have predicted, nor can we be certain that our service revenues will increase as intended. Our expense levels are based, in part, on our expectations as to future revenue levels, which are difficult to predict. Our expense base is relatively fixed in the short term. If revenue levels are below expectations, operating results may be materially and adversely affected and net income is likely to be disproportionately adversely affected.

         Gross margin. Gross margin as a percentage of total revenues was 30% and 37% for the three months ended October 31, 2000 and 1999, respectively.

         Product margins were 33% for the three months ended October 31, 2000 and 40% for the three months ended October 31, 1999. This decline is due primarily to a one-time expense of $0.7 million that was classified as product cost of sales. Excluding the effect of these non-recurring expenses, product margin for the three months ended October 31, 2000 was 38% and the decrease in margin was due primarily to a less favorable product mix, as compared to the product margin for the three months ended October 31, 1999. To return to profitability in our Products business, we intend to focus our manufacturing process on the most profitable and highly demanded product configurations as well as taking measures to reduce our cost of products sold. We intend to minimize deep product discounting practices that were used to remain competitive and to maintain market share. It is our belief that we can manage our inventory levels and thus our costs more effectively by generating predictable sales volume of our most popular product configurations.

         Service margins were 25% for the three months ended October 31, 2000 and 31% for the three months ended October 31, 1999. The gross margins generated by our Global Services division, which provides maintenance and systems integration revenues, have historically been lower than the gross margins from our product sales. Whereas service costs are relatively fixed, integration margins are subject to product mix shifts based on the types of integration solutions we produce. The decline in service margins during the three months ended October 31, 2000 was attributable to cost overruns on several large integration projects. In addition to helping deliver segment profitability and generating in-house solutions expertise, the integration business also acts as a conduit to deliver service maintenance contracts on the projects we deliver.

         We believe that, as part of our new charter, service revenues can grow as we offer our service capabilities to a broader range of third-party visual communications products. Despite apparent lower gross margins, service revenues do not carry the associated cost of sales that product sales do. Therefore, we believe the Solutions business will contribute greater overall profitability.

         Selling, general and administrative. Selling, general and administrative expenses were $13.8 million during the quarter ended October 31, 2000 and $14.0 million during the quarter ended October 31, 1999. The decreased was $0.2 million, or 1%. Selling, general and administrative expenses as a percentage of revenues were 56% and 40% for the three months ended October 31, 2000 and 1999, respectively.

         While selling, general and administrative expenses for the comparable periods remained relatively flat, the substantial increase as a percentage of revenue includes non-recurring consulting costs totaling $1.1 million associated with the development and initial execution of the New Charter and $0.4 million in stay bonuses paid to certain employees. We are committed to reducing selling, general and administrative expenses to be in line with expected future revenue levels. The reduction in workforce and office space as part of the restructuring efforts initiated during the quarter ended October 31, 2000 are two significant steps that the Company has taken to reduce its overhead expenses (see Restructuring Charge below). The impact of these cost reduction measures will be realized in future quarters.

         Research and development. Research and development expenses were $5.7 million for the quarter ended October 31, 2000 and $3.8 million for the quarter ended October 31, 1999. The increase was $1.9 million, or 51%.

           The increase in research and development expenses is due primarily to $1.7 million in software development costs that were capitalized during the three months ended October 31, 1999. Overall research and development expenditures (including capitalized costs) remained relatively stable during the three months ended October 31, 2000 in comparison with the three months ended October 31, 1999. The research and development projects that were capitalized in 1999 were related to the user interface software resident in our Galaxy product, and software for visual communications over IP networks. In October 1999, the user interface software was released with our new Galaxy line of visual communication systems. No such costs were capitalized during the period ended October 31, 2000, as the projects under development in fiscal 2001 had not reached technologically feasibility. Research and development expenses as a percentage of revenues were 23% and 11% for the three months ended October 31, 2000 and 1999, respectively.

         Our ability to successfully develop software solutions to visually enable broadband enterprise networks will be a significant factor in VTEL's success. As we shift our research and development strategy, we anticipate additional costs associated with the recruiting and retention of engineering professionals adept at broadband technologies. We will also maintain sustaining engineering efforts on our existing product lines, including our flagship endpoint product, Galaxy. We will attempt to effectively manage research and development expenses to be in-line with expected revenue levels in the future.

         Restructuring Charge. On August 23, 2000, VTEL announced a new business charter and the restructuring of its organization and recorded a $1.7 million charge during the quarter ended October 31, 2000. The restructuring charge was less than the estimated range of $6 to $8 million provided in our fiscal 2000 Annual Report. This difference is due to the unanticipated delay in the reduction of some of the workforce, unexpected success in subletting certain facilities, and non-recurring costs totaling $2.2 million that have been classified as either product costs or selling, general and administrative.

           The restructuring involves the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce, and the consolidation of leased office space in Austin, Texas and Sunnyvale, California. The consolidation of the office space resulted in a 120,000 square feet reduction, or 40% of the office space occupied. The Company's affected leases will be terminated or subleased to other tenants. These workforce reductions and consolidations of office space are intended to reduce costs and focus resources on efforts to support the new business charter. As a result of the terminations and office space reduction, the Company anticipates saving approximately $4.0 million in personnel costs and approximately $1.0 million in occupancy expense per quarter, starting in the third quarter of fiscal 2001.

         Net loss. VTEL generated a net loss of $13.8 million, or $0.56 per share, during the quarter ended October 31, 2000 compared to a net loss of $5.3 million, or $.22 per share, during the quarter ended October 31, 1999. Losses from operations during the three months ended October 31, 2000 are the result of declining revenues against costs that remain relatively fixed prior to the restructuring efforts taken during the quarter.

         Approximately $4.3 million of the total operating loss for the three months ended October 31, 2000 is made up of our continued investment in our Internet businesses. Despite successful Pixelgram(TM) beta testing and other products doing well in the testing phase for Onscreen24(TM), the market acceptance has been slow and external funding has been less than expected due to the decline in the venture capital market. We have made the decision not to commit our resources to the substantial infrastructure necessary to distribute the Pixelgram(TM) product. Based on this decision, our intention is to find licensing partners for the intellectual property developed by Onscreen24(TM). Meanwhile, Articulearn(TM) has made progress in spite of the difficult market by delivering products and developing business partners and customers. In addition, Articulearn has won recent critical acclaim within E-Learning industry for its Web Hosting design. Articulearn anticipates the delivery of third party funding during fiscal 2001. Although we plan to continue supporting these Internet businesses, we intend to focus on less cash intensive strategies in order to preserve cash for our core businesses.

         While we hope that our efforts to change the business will be successful, there can be no assurances that this business strategy will succeed in generating net operating income in the future, or that our Internet businesses will prove successful. If revenues decline by more than we expect, or if the product mix shifts to lower margin products, the Company could incur further losses in the future and may need to consider additional restructuring charges in future quarters that may have a material adverse affect on VTEL's financial position and results of operations.

Introduction of New Product Lines and Services

     VTEL continually strives to introduce the latest technology in visual communications. In October 1999, we introduced our latest line of videoconferencing products, the Galaxy visual communication systems. The software within the Galaxy line is H.323 capable for videoconferencing over
Internet  Protocol  networks  and/or H.320  capable for  videoconferencing  over traditional circuit switched networks. The Galaxy product line provides state-of-the-art audio and video with high resolution slide capture and send graphics. Within this product family there are solutions that support single or dual monitor configurations, with data rates from 128Kbps to 1920Kbps (T1/E1). Despite our plans to embark on a broader array of visual communications products, we intend to continue to develop the features of Galaxy in order to support our customers who have already invested in this feature-rich product. Such developments include the newest release of Galaxy product line, which we will introduce in the second quarter of fiscal 2001. The 2.02 release contains international capabilities and a Serial Applications Program Interface (SAPI). The SAPI permits the customization of the user interface and thereby permits the integration of Galaxy with other hardware and software products. Additionally, the Company is building new network management platforms and plans to release the SmartVideoNetManager(TM) 3.0 in the next quarter. Although this current architecture is primarily VTEL based, the Company is looking at options for a new platform which can accommodate all of the products within the MVP(TM) portfolio.

Liquidity and Capital Resources

         At October 31, 2000, VTEL had working capital of $39.7 million, including $39.6 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $6.7 million for the three months ended October 31, 2000 and primarily resulted from operating losses (including the restructuring and other one-time charges of $3.9 million) and changes in accounts receivable, inventories and accounts payable. Cash provided by operating activities was $0.6 million for the three months ended October 31, 1999 and primarily resulted from significant cash collections during that quarter. For the three months ended October 31, 2000, the Company's days sales outstanding was 55 days, a 22 days reduction from the 77 days sales outstanding for the same period ended October 31, 1999. This improvement reflects the Company's commitment to aggressively collect outstanding receivables in order to better manage cash flow.

         Net cash provided by investing activities during the three months ended October 31, 2000 was $4.9 million and primarily resulted from the net sales of short-term investments. Net cash provided by investing activities during the three months ended October 31, 1999 was $0.4 million and primarily resulted from net sales of short-term investments, which were offset by investments in capitalized software development costs and net investments in fixed assets. The Company's capital budget for fiscal 2001 is $3.0 million, which will be used principally to support on going operations and demonstration systems and facilities. At October 31, 2000, the Company had incurred $0.3 million in net capital expenditures.

         Cash used in financing activities during the three months ended October 31, 2000 was $0.5 million and primarily resulted from payments on notes payable. Cash provided by financing activities during the three months ended October 31, 1999 was $2.5 million and related primarily to borrowings under the Company's line of credit agreements. In March 2000, the Company repaid the outstanding balance on its line of credit with a banking syndicate. At October 31, 2000, we did not have a line of credit in place but management expects to obtain an alternative line of credit during the current fiscal year.

         Our principal sources of liquidity at October 31, 2000 consisted of $39.6 million of cash, cash equivalents and short-term investments. The $39.6 million includes $11.2 million in common stock of Accord Networks (Accord), a networking equipment manufacturer. The 1.3 million shares of Accord are available for sale upon completion of a regulatory holding period of not less than six months after the invested company's initial public offering in June 2000. At October 31, 2000, the Company recorded the unrealized gain of $10.5 million related to the Accord stock as part of other comprehensive income.

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

         VTEL's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market; introduction of new products by competitors; increased competition due to the entrance of other companies into the videoconferencing market, especially more established companies with greater resources than ours; delay in the introduction of higher performance products; market acceptance of new products we introduce; price competition; interruption of the supply of low-cost products from third-party manufacturers; changes in general economic conditions in any of the countries in which we do business; or adverse legal disputes and delays in purchases related to federal government procurement.

         Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, VTEL's past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of our common stock in any given period. Also, we participate in a highly dynamic industry, which often contributes to the volatility of our common stock price.

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

                                     VTEL CORPORATION



         December 15, 2000           By: /s/ Stephen L. Von Rump
                                        ----------------------------------------
                                        Stephen L. Von Rump
                                        Chief Executive Officer


                                     By: /s/ Jay C. Peterson
                                        ----------------------------------------
                                        Jay C. Peterson
                                        interim Chief Financial Officer
                                        (Principal Accounting Officer)