Form 10-Q
period 2001-01-31
VTEL CORP
filed 2001-03-19
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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

At March 6, 2001 the registrant had outstanding 24,879,379 shares of its Common Stock, $0.01 par value.

VTEL CORPORATION


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------



                                                                          January 31,               July 31,
                                                                              2001                    2000
                                                                          (Unaudited)

ASSETS
Current assets:
     Cash and equivalents                                                 $   9,819                $   6,868
     Short-term investments                                                  24,868                   39,742
     Accounts receivable, net of allowance for doubtful
       accounts of $1,207 and $888 at
       January 31, 2001 and July 31, 2000                                    12,610                   23,368
     Inventories                                                             13,778                   14,733
     Prepaid expenses and other current assets                                1,245                    1,803
                                                                          ----------               ----------
            Total current assets                                             62,320                   86,514

Property and equipment, net                                                  15,215                   19,275
Intangible assets, net                                                       11,337                   11,994
Capitalized software                                                          3,816                    4,728
Other assets                                                                    709                    1,022
                                                                          ----------               ----------
                                                                          $  93,397                $ 123,533
                                                                          ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $  10,809                $  14,957
     Accrued compensation and benefits                                        4,083                    4,773
     Other accrued liabilities                                                2,906                    3,981
     Notes payable, current portion                                               -                      610
     Deferred revenue                                                        10,141                   11,886
                                                                          ----------               ----------
            Total current liabilities                                        27,939                   36,207

Long-term liabilities                                                         3,541                    4,665

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000
       authorized; none issued or outstanding                                     -                        -
     Common stock, $.01 par value; 40,000 authorized;
       24,879 and 24,847 issued at
       January 31, 2001 and July 31, 2000                                       249                      248
     Additional paid-in capital                                             261,675                  261,712
     Accumulated deficit                                                   (209,464)                (189,368)
     Unearned compensation                                                        -                       (4)
     Accumulated other comprehensive income                                   9,457                   10,073
                                                                          ----------               ----------
            Total stockholders' equity                                       61,917                   82,661
                                                                          ----------               ----------
                                                                           $ 93,397                $ 123,533
                                                                          ==========               ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

VTEL CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------



                                                           For the                              For the
                                                     Three Months Ended                     Six Months Ended
                                                         January 31,                           January 31,
                                                     2001           2000                  2001            2000
                                                         (Unaudited)                           (Unaudited)

Revenues:
    Products                                      $  11,559      $  26,133             $  25,644        $  50,508
    Services and other                               10,163         11,129                20,608           21,820
                                             --------------- --------------       --------------- ----------------
                                                     21,722         37,262                46,252           72,328
                                             --------------- --------------       --------------- ----------------
Cost of sales:
    Products                                          7,475         15,203                16,977           29,721
    Services and other                                7,792          7,833                15,577           15,258
                                             --------------- --------------       --------------- ----------------
                                                     15,267         23,036                32,554           44,979
                                             --------------- --------------       --------------- ----------------
    Gross margin                                      6,455         14,226                13,698           27,349
                                             --------------- --------------       --------------- ----------------

Operating expense:
    Selling, general and administrative              11,043         13,562                24,887           27,587
    Research and development                          3,314          3,915                 8,993            7,682
    Amortization of intangible assets                   328            378                   657              742
    Restructuring expense                                 -              -                 1,708                -
                                             --------------- --------------       --------------- ----------------
    Total operating expenses                         14,685         17,855                36,245           36,011
                                             --------------- --------------       --------------- ----------------
    Loss from operations                             (8,230)        (3,629)              (22,547)          (8,662)
                                             --------------- --------------       --------------- ----------------

Other income (expense):
    Gain on investment                                1,216              -                 1,216                -
    Interest income                                     324            130                   833              209
    Interest expense and other                          383           (471)                  402             (861)
                                             --------------- --------------       --------------- ----------------
                                                      1,923           (341)                2,451             (652)
                                             --------------- --------------       --------------- ----------------
Net loss before income taxes                         (6,307)        (3,970)              (20,096)          (9,314)
Income taxes                                              -              -                     -                -
                                             --------------- --------------       --------------- ----------------
    Net loss                                      $  (6,307)     $  (3,970)           $  (20,096)       $  (9,314)
                                             =============== ==============       =============== ================
Basic and diluted loss per share:                 $   (0.25)     $   (0.16)           $    (0.81)       $   (0.38)
                                             =============== ==============       =============== ================
Weighted average shares outstanding:
    Basic and diluted                                24,862         24,395                24,848           24,346
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

VTEL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

--------------------------------------------------------------------------------


                                                                                   For the
                                                                              Six Months Ended
                                                                                  January 31,
                                                                             2001            2000
                                                                                 (Unaudited)

Cash flows from operating activities:
     Net loss                                                         $      (20,096) $       (9,314)
     Adjustments to reconcile net loss
       to net cash used in or provided by operations:
        Depreciation and amortization                                          6,324           5,998
        Provision for doubtful accounts                                          613             571
        Amortization of unearned compensation                                      4             133
        Gain loss on sale of fixed assets                                        (56)            (41)
        Foreign currency translation (gain) loss                                (152)            124
        Decrease in accounts receivable                                       10,145           9,576
        Decrease in inventories                                                  955           1,434
        Decrease in prepaid expenses and other current assets                    558             150
        Decrease in accounts payable                                          (4,148)         (4,386)
        Decrease in accrued expenses                                          (2,300)         (1,141)
        Decrease in deferred revenues                                         (2,377)           (122)
                                                                      --------------- ---------------
            Net cash (used in) provided by operating activities              (10,530)          2,982
                                                                      --------------- ---------------

Cash flows from investing activities:
     Net short-term investment activity                                       14,357           2,905
     Net purchase of property and equipment                                     (604)         (1,781)
     Issuance of note receivable                                                 (57)            (97)
     Increase in capitalized software                                              -          (3,147)
     Decrease (increase) in other assets                                          58             (36)
                                                                      --------------- ---------------
            Net cash provided by (used in) investing activities               13,754          (2,156)
                                                                      --------------- ---------------

Cash flows from financing activities:
     Borrowings under line of credit                                               -           1,300
     Payments on notes payable                                                  (720)           (960)
     Net proceeds from notes payable                                             257               -
     Net proceeds from issuance of stock                                         137             157
     Sale of treasury stock                                                        -              23
                                                                      --------------- ---------------
            Net cash (used in) provided by financing activities                 (326)            520
                                                                      --------------- ---------------

Effect of translation exchange rates on cash                                      53             (29)
                                                                      --------------- ---------------

Net increase in cash and equivalents                                           2,951           1,317

Cash and equivalents at beginning of period                                    6,868           7,805
                                                                      --------------- ---------------
Cash and equivalents at end of period                                 $        9,819  $        9,122
                                                                      =============== ===============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

Note 1 - General and Basis of Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of VTEL as of January 31, 2001 and July 31, 2000, the results of operations for the three and six month periods ended January 31, 2001 and 2000 and cash flows for the six month periods ended January 31, 2001 and 2000. The results for interim periods are not necessarily indicative of results for a full fiscal year.

Note 2 - Inventories

         Inventories consist of the following:

                                               January 31,          July 31,
                                                  2001                2000

 Raw materials                                   $   9,211           $   8,394
 Work in process                                       894                 669
 Finished goods                                      2,773               4,480
 Finished goods held for evaluation
   and rental and loan agreements                      900               1,190
                                            ---------------     ---------------
                                                 $  13,778           $  14,733
                                            ===============     ===============

         Finished goods held for evaluation consist of completed digital visual communications systems used for demonstration and evaluation purposes.

Note 3 - Comprehensive Gain/(Loss)

         In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the Company's comprehensive gain/(loss) is comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive loss for the three and six months ended January 31, 2001 was $7.7 million and $20.7 million, respectively, and comprehensive loss for the three and six months ended January 31, 2000 was $4.0 million and $9.3 million, respectively.

Note 4 - Segment Information

         The Company manages its business primarily along the lines of three reportable segments: Products, Solutions and Internet Ventures. The Products segment provides multi-media visual communication (commonly referred to as video teleconferencing) products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. The Solutions segment provides custom integrated systems, and a wide variety of support services to customers supporting a wide multi-vendor portfolio. The Internet Ventures

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

include ArticuLearn, which is an e-learning portal provider for commercial and educational businesses who delivers learning content in a Web environment, and Onscreen24 which develops and markets visual communication tools for the Internet.

The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. The prior year's segment information has been restated to present the Company's reportable segments.

The table below presents segment information about revenue from unaffiliated customers, depreciation and amortization, operating income (loss) and total assets for the three and six month periods ended January 31, 2001 and 2000:


                                                                             Internet        Unallocated
                                           Products         Solutions        Ventures           Items              Total
                                          ------------    --------------    ------------    ---------------    ---------------
For the three-month period ending
January 31, 2001
Revenues from unaffiliated customers         $ 11,552          $ 10,140       $      30           $      -         $   21,722
Depreciation and amortization                   1,614             1,241             166                  -              3,021
Operating income (loss)                        (6,559)              661          (2,194)              (138)            (8,230)

For the three-month period ending
January 31, 2000
Revenues from unaffiliated customers         $ 26,133          $ 11,129       $       -           $      -         $   37,262
Depreciation and amortization                   2,293             1,085               -                  -              3,378
Operating income (loss)                        (3,998)              625            (256)                 -             (3,629)

For the six-month period ending January
31, 2001
Revenues from unaffiliated customers         $ 25,638          $ 20,584       $      30           $      -         $   46,252
Depreciation and amortization                   3,448             2,519             357                  -              6,324
Operating income (loss)                       (15,791)              919          (6,481)            (1,194)           (22,547)

For the six-month period ending January
31, 2000
Revenues from unaffiliated customers         $ 50,508          $ 21,820       $       -           $      -         $   72,328
Depreciation and amortization                   3,985             1,969              44                  -              5,998
Operating income (loss)                        (7,299)            1,069          (2,432)                 -             (8,662)


Note 5 - Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition issues. VTEL is required to implement SAB 101 beginning on May 1, 2001. The Company has not determined the effect of implementing SAB 101 on its financial position or its results of operations. However, the Company believes its revenue recognition policies are consistent with SAB 101 and therefore the adoption of this pronouncement will not materially affect its financial statements.

Note 6 - Restructuring Activities

         On August 23, 2000, VTEL announced a new business charter and the restructuring of its organization. The new business charter is intended to execute a change in business strategy that leverages VTEL's solutions and systems integration capabilities in order to become the industry leader in

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)
--------------------------------------------------------------------------------


providing visual communication solutions over broadband enterprise networks. The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce and the consolidation of leased office space in Austin, Texas, Sunnyvale, California and other remote facilities. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business charter. The Company completed all terminations by January 31, 2001. During the three months ended October 31, 2000, the Company recorded a restructuring charge of $1,708. No restructuring charge was incurred for the three months ended January 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following review of VTEL's financial position as of January 31, 2001 and July 31, 2000 and for the three months and six months ended January 31, 2001 and 2000 should be read in conjunction with our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2000.

Results of Operations

         The following table provides the percentage of revenues represented by certain items in VTEL's Consolidated Statements of Operations:



                                                                   For the Three                For the Six
                                                                    Months Ended                Months Ended
                                                                    January 31,                 January 31,
                                                                2001          2000          2001          2000

    Revenues                                                     100%          100%          100%          100%
    Gross margin                                                  30            38            30            38
    Selling, general and administrative                           51            36            54            38
    Research and development                                      15            11            19            11
    Restructuring expense                                          0             0             4             0
    Total operating expenses                                      68            48            78            50
    Net loss                                                     (29)          (11)          (43)          (13)


Three and Six Months Ended January 31, 2001 and 2000

         Revenues. Revenues for the three months ended January 31, 2001 were $21.7 million, a decrease of $15.5 million, or 42%, from $37.3 million reported for the three months ended January 31, 2000. Revenues for the six months ended January 31, 2001 were $46.3 million, a decrease of $26.1 million from $72.3 million for the six months ended January 31, 2000. The decrease in overall revenue is due primarily to a decline in sales of the videoconferencing systems. Service revenues have remained relatively constant over comparable periods.

         Early in the second quarter, after considerable research and consulting with experts within the visual communications industry as well as discussions with our customers, resellers and strategic partners, the Company announced an enhanced business strategy that created two separate business units for its core visual communications operations. In November 2000, the Company announced a split of that core business into a Products business unit (Products) and a Solutions business unit (Solutions). We believe the separation strategically positions Products to continue to enhance its ability to design, develop, manufacture, market and sell the industry's best multimedia-rich PC-based videoconferencing systems, while Solutions expands its specialized capabilities to deliver common network management over hybrid networks, including Internet Protocol (IP) and ISDN. With independent management teams dedicated to each core business, the Company is focused on reestablishing growth and profitability from its core business.

         During the three months ended January 31, 2001, the Products business unit accomplished several important goals and successfully renewed its commitment to provide the industry's best PC-based collaborative videoconferencing systems. Although our videoconferencing systems' average sales price is down from prior year due to a shift in the product mix, our second fiscal quarter achieved a 9% ASP increase over the first fiscal quarter. This ASP was the highest ASP level the Company has achieved in the past four quarters. On February 27, 2001, VTEL released the software upgrade, Version 2.02, for our flagship Galaxy(TM) product line, a fourth-generation PC-based system. The upgrade, which is available to all new and current customers at no charge, improves videoconferencing productivity through feature enhancements, new interfaces for international users, and increased system stability. In addition to revitalizing its commitment to customers, the Products business unit's emphasis on IP H.323 technology is gaining ground. For the three months ended January 31, 2001, 20% of the videoconferencing units sold were equipped to run on H.323 technology. As customers increase their adoption of the H.323 standard for videoconferencing, we anticipate an increase in revenues from the sale of products equipped with this capability.

         International sales represented approximately 16% and 22% respectively of product revenues for the three months and six months ended January 31, 2001, compared to 25% and 22% respectively, for the three months and six months ended January 31, 2000. These revenue percentages represent export sales from our domestic operations as well as sales from our foreign subsidiaries. Our recent market analysis, as well as information from industry sources, indicates that demand for videoconferencing systems in Europe is highest for non-PC-based videoconferencing systems, which we have determined does not provide VTEL with sufficient near-term growth opportunities in the region. Therefore, we have dramatically reduced the number of European offices and consolidated operations there into primarily customer service and support operations. This change was an important strategy in pursuing the Products business unit's objective to be profitable. Although we will continue to support our European customers and active sales channels through a dedicated sales team in the United States, the Company is focusing its available resources to enhance the features and functionality of Galaxy products as well as to develop new higher margin products. VTEL's primary operations abroad are located in China, where the company has operated a wholly owned foreign enterprise since May 2000. VTEL also maintains a manufacturing facility in China, where the Company's Galaxy products are the best-selling videoconferencing systems. For the six months ended January 31, 2001, revenues from our China operations exceeded $1.2 million.

         VTEL sells its products primarily through resellers. For the three months and six months ended January 31, 2001 reseller sales were 84% and 82% of product sales, respectively. For the three months and six months ended January 31, 2000 reseller sales were 81% and 78% respectively. All other revenues are generated through direct customer sales. During the second fiscal quarter, the Products business unit solidified its key reseller partnerships, especially with those in the education sector where VTEL commands a market share that exceeds 70%.

         For the three months ended January 31, 2001 and 2000, service and other revenues as a percent of total revenues were 47% and 30%, respectively. For the six months ended January 31, 2001 and 2000, service and other revenues as a percent of total revenues were 45% and 30%, respectively. Service and other revenues declined slightly by $1.0 million and $1.2 million in the three and six months ended January 31, 2001, compared to the three and six months ended January 31, 2000. Service revenues represent the combined revenues from VTEL's Solutions business unit, which provides installation, training, and maintenance services as well as custom videoconferencing integration solutions.

         During the last fiscal quarter, the Solutions business unit created the Multi-Vendor Partners Program(TM) (MVP), which allows VTEL to market and distribute various vendor products through its Solutions business. During the three months ended January 31, 2001, the Company completed its cross-training and documentation of its MVP products and services and prepared its direct sales force and support staff for joint MVP sales and marketing programs. Additionally, the Solutions business unit expanded its interoperability facilities to develop prototypes for multi-vendor network management platforms. The program's success and the validation from our customers are evident through contractual wins from multiple Fortune 500 companies and 20% of our service revenues this quarter being generated from non-VTEL products and services. Through the MVP, the Solutions business unit is focusing on areas where we can provide value-added services to ensure that VTEL is the primary source of integrated solutions for visual communications over IP and hybrid networks.

         Gross margin. Gross margin as a percentage of total revenues was 30% for the three and six months ended January 31, 2001, a decrease from the gross margin as a percentage of total revenues of 38% for the three and six months ended January 31, 2000.

         Product margins were 35% of product revenue for the three months ended January 31, 2001 and 42% for the three months ended January 31, 2000. Product margins were 34% of product revenue for the six months ended January 31, 2001 and 41% for the six months ended January 31, 2000. As users of visual communication systems demand higher performing products at lower cost, our product mix has shifted. We expect the overall price competitiveness in the industry will remain intense and, therefore, have taken several measures to recover our gross margins. The Products business has significantly reduced its discounting practices in favor of obtaining more profitable sales. Additionally, the Products unit is performing our manufacturing process more efficiently to reduce our cost of products sold. During the three months ended January 31, 2001 the Company improved its inventory management, reducing inventory levels by nearly $3 million from the prior quarter-end. The Company plans to continue focusing on measures to perfect its manufacturing process and to further reduce inventory levels to amounts that more closely match forecasted sales volume.

         Service margins were 23% and 24% of service revenue for the three and six months ended January 31, 2001. Service margins were 30% of service revenue for the three and six months ended January 31, 2000. Service margins represent the combined margins from installation and maintenance services as well as sales from custom integration solutions. The decline in service margins for the three and six months ended January 31, 2001 as compared to the related periods in prior year is due primarily to the reduction in product revenue over the same periods and to non-recurring compensation costs incurred during this fiscal quarter. As the MVP program expands, we expect to see improved margins from our service contracts due to economies of scale and relatively fixed costs of sales. Additionally, the Solutions business is obtaining its MVP products directly from its partners, which will further improve margins from our integration business.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $2.5 million, or 19%, to $11.0 million for the quarter ended January 31, 2001 from $13.6 million for the quarter ended January 31, 2000. Selling, general and administrative expenses decreased by $2.7 million, or 10%, to $24.9 million for the six months ended January 31, 2001 from $27.6 million for the six months ended January 31, 2000. Selling, general and administrative expenses as a percentage of revenues were 51% and 36% for the three months ended January 31, 2001 and 2000, respectively, and were 54% and 38% for the six months ended January 31, 2001 and 2000, respectively.

         Although selling, general and administrative (SG&A) expenses as a percentage of revenues have increased due to the reduction in total revenues, the total SG&A expenses have decreased over comparable periods. As part of our aggressive efforts to find efficiencies and further reduce costs , the Company reduced its sales force by over half and closed some regional sales offices. Other workforce and office space reductions occurred during the six months ended January 31, 2001 as part of the restructuring activities initiated last fiscal quarter (see Restructuring Charge below). During the three months ended January 31, 2001 our efforts have resulted in cost savings of nearly $7.0 million in operating expenses over the three-month period ended October 31, 2000. Despite the significant decreases in operating costs the Company has already achieved, the full effect of our cost-reduction measures will not be realized until the third fiscal quarter, when we anticipate reducing operating expense by an additional 15%. Once completed, these cost-reductions will continue to impact future periods positively.

         Research and development. Research and development expenses decreased by $0.6 million, or 15%, to $3.3 million for the quarter ended January 31, 2001 from $3.9 million for the quarter ended January 31, 2000. Research and development expenses increased by $1.3 million, or 17%, to $9.0 million for the six months ended January 31, 2001 from $7.7 million for the six months ended January 31, 2000. Research and development expenses as a percentage of revenues were 15% and 11% for the three months ended January 31, 2001 and 2000, respectively, and were 19% and 11%, respectively, for the six months ended January 31, 2001 and 2000. Capitalized software development costs totaled $1.4 million and $3.1 million for the three and six months ended January 31, 2000 respectively. No software development costs were capitalized for the three and six months ended January 31, 2001.

         Research and development expenses for the six months ended January 31, 2000 were less than the related expenses for the six months ended January 31, 2001 due to the $3.1 million of software development costs that were capitalized during the last fiscal year. Since the projects currently under development have not reached technological feasibility, all research and development expenditures in fiscal year 2001 have been expensed when incurred. Although $1.4 million of software development costs were capitalized for the three months ended January 31, 2000, research and development expenses decreased for the three months ended January 31, 2001 due to the diminution of the Onscreen24(TM) operations, which historically incurred significant research and development costs.

         VTEL's research and development strategy relies on our ability to develop and introduce new and enhanced products and solutions for enterprise networks successfully. Leveraging on our expertise of visual communications technology, we are anticipating and incorporating the industry's evolving standards into our products and solutions as well as maximizing their level of performance in order to remain competitive. Although VTEL is committed to investing in its research and development activities in order to maintain our technology leadership position, we are managing all research and development expenses to be in line with our anticipated future revenue levels.

         Restructuring Charge. On August 23, 2000, VTEL announced a new business charter and the restructuring of its organization and recorded a $1.7 million charge during the quarter ended October 31, 2000. The restructuring charge was less than the estimated range of $6 to $8 million provided in our fiscal 2000 Annual Report. This difference was due to the unanticipated delay in the reduction of some of the workforce, unexpected success in subletting certain facilities, and non-recurring costs totaling $2.2 million that have been classified as either product costs or selling, general and administrative.

           The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce, and the consolidation of leased office space in Austin, Texas and Sunnyvale, California. The consolidation of the office space resulted in a 120,000 square feet reduction, or 40% of the office space occupied. The Company's affected leases will be terminated or subleased to other tenants. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business charter. As a result of the terminations and office space reduction, the Company anticipates saving approximately $4.0 million in personnel costs and approximately $1.0 million in occupancy expense per quarter, starting in the third quarter of fiscal 2001.

         Other Income (Expense). Other income increased by $2.3 million to $1.9 million for the quarter ended January 31, 2001 from expenses of $0.3 million for the quarter ended January 31, 2000. Other income increased by $3.1 million to $2.5 million for the six months ended January 31, 2001 from expenses of $0.7 million for the six months ended January 31, 2000. The increases are primarily attributable to two non-core business activities. During the three months ended January 31, 2001, the Company partially sold its investment in common stock of Accord Networks Ltd. (Accord), a networking equipment manufacturer, which netted a $1.2 million gain. Additionally, during the three and six months ended January 31, 2001, VTEL managed significantly more cash and short-term investments than the comparable periods ended January 31, 2000. As a result, interest income increased by 149% and 299% for the three and six months ended January 31, 2001, respectively.

         Net loss. VTEL generated a net loss of $6.3 million, or $0.25 per share, during the quarter ended January 31, 2001 compared to net loss of $4.0 million, or $0.16 per share, during the quarter ended January 31, 2000. VTEL generated a net loss of $20.1 million, or $0.81 per share, during the six months ended January 31, 2001 compared to net loss of $9.3 million, or $0.38 per share, during the six months ended January 31, 2000. The decline in revenue and gross margins resulted in higher net losses incurred during the three and six months ended January 31, 2001. The restructuring activities related to our enhanced business strategy also contributed to the net losses for the six months ended January 31, 2001.

         During fiscal year 2000, VTEL established two subsidiaries to leverage our expertise in visual communications and to pursue business strategies related to the Internet. Onscreen24 develops and markets visual communication tools for the Internet such as video mail and streaming technologies. ArticuLearn(TM) develops e-learning infrastructure to support the delivery of web-based training and the user identification and transaction capabilities needed to deliver this service effectively. During the three and six months ended January 31, 2001, the Internet companies contributed $2.2 million and $6.5 million to our net losses, respectively. Due to the weakening of environment for start-up businesses and related tightening of the venture capital marketplace, VTEL during the second fiscal quarter absorbed its Onscreen24 operations back into the operations of its core business. In order to derive additional value from our investment in this subsidiary, we also are pursuing licensing partners for the intellectual property created by Onscreen24 and deploying its engineers to assist in the development of the Company's next generation network management platform. ArticuLearn, VTEL's second Internet subsidiary, has increased its momentum and made significant progress in delivering e-learning portal solutions to various customers. During the second fiscal quarter, ArticuLearn filed for three patents and has several others in progress. During the third fiscal quarter, ArticuLearn will aggressively focus on growing revenues as well as securing external funding to ramp its business operations and help reduce the cash investment required by VTEL.

         In pursuing the primary objective of increasing shareholder value, we believe the business strategies currently being initiated better leverage VTEL's key strengths and better position the organization for future growth and profitability. However, there can be no assurance that we will generate net income, or that our continued investment in ArticuLearn will prove successful. If revenues and margins continue to decline, we could incur further losses and may need to consider additional restructuring measures in future quarters that could have a material adverse affect on VTEL's financial position and results of operations.

Introduction of New Product and Services

         VTEL continually strives to introduce the latest technology in visual communications. Last fiscal year, we introduced our leading videoconferencing product line, the Galaxy visual communication systems, which provides state-of-the-art audio and video with high-resolution slide capture and send graphics. The software within the Galaxy systems is H.323 capable for videoconferencing over IP networks and/or H.320 capable for videoconferencing over traditional circuit switched networks. We are committed to continually developing enhancements for the Galaxy line and we recently released Version
2.02 to all VTEL Galaxy customers. This development advances customer productivity by improving stability, offering international user interfaces and providing easier future upgrades. Additionally, the Company is building a new network management platform and will release SmartVideoNet Manager(TM) (SVNM) Version 3.0 in the third fiscal quarter. SVNM allows administrators of videoconferencing systems to effectively manage their video networks from remote locations. Version 3.0 makes SVNM a Web-based application, thus providing our customers the ability to utilize these management tools via the Internet, thus expanding their access. Although this current technology supports all VTEL products, the Solutions business is investigating the development of new platforms that can accommodate all of the products within the MVP portfolio, as well as many other components of the enterprise network.

Liquidity and Capital Resources

         On January 31, 2001, VTEL had working capital of $34.4 million, including $34.7 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $10.5 million for the six months ended January 31, 2001 and primarily resulted from the net loss incurred, which was partially offset by the decrease in accounts receivable. Cash provided by operating activities was $3.0 million for the six months ended January 31, 2000 and primarily resulted from a decrease in accounts receivable and inventory, which was partially offset by the net operating loss incurred and a decrease in accounts payable. During the three months ended January 31, 2001, the Company continued to fervently collect its outstanding receivables. At the end of the quarter, this aggressive effort resulted in a days sales outstanding (DSO) of 52 days, which is the Company's third consecutive quarterly decline as well as the lowest level the Company had achieved in the past five years.

         Net cash provided by investing activities during the six months ended January 31, 2001 was $13.8 million and primarily resulted from the partial sale of a short-term investment. Net cash used in investing activities during the six months ended January 31, 2000 was $2.2 million and primarily resulted from increases in net property and equipment and capitalized software. In order to support the Company's operations and its facilities under the new business strategy, we have established a $3.0 million capital budget for fiscal 2001. During the three months ended January 31, 2001, we were able to improve our operations and meet our goals while utilizing $0.2 million less in capital expenditures than were budgeted for the quarter.

         Cash flows used in financing activities during the six months ended January 31, 2001 were $0.3 million and primarily resulted from payments on notes payable. Cash flows provided by financing activities during the six months ended January 31, 2000 were $0.5 million and resulted from $1.3 million being drawn on our revolving line of credit, which was partially offset by payments on notes payable. In the third quarter of fiscal year 2000, the Company repaid the outstanding balance on its line of credit. No new lines of credit were opened during the six months ended January 31, 2001, in which we paid off one note payable and we settled our remaining notes payable on February 5, 2001. Based on our current strong cash position, we do not anticipate acquiring any additional lines of credit this fiscal year.

         VTEL's principal sources of liquidity at January 31, 2001 consisted of $34.7 million of cash, cash equivalents and short-term investments. Included in this amount was our $10.2 million investment in Accord. During the quarter ended January 31, 2001, the Company sold 120,000 shares of its total 1.3 million shares of Accord, realizing a $1.2 million gain, which concluded with a $9.5 million unrealized gain recorded as part of our comprehensive income. Since our restructuring efforts have been essentially completed and paid for as of January 31, 2001, we expect our cash decline to decrease in the next fiscal quarter and to continue to improve our cash flow from operations during the fourth quarter of this fiscal year.

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

         Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, VTEL's past earnings and stock price has been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of our common stock in any given period. Also, we participate in a highly dynamic industry, which often contributes to the volatility of our common stock price.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

         Certain portions of this report contain forward-looking statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements. Whenever possible, we attempted to identify these forward-looking statements with the words "believes," "estimates," "plans," "expects," "anticipates" and other similar expressions. These statements reflect management's current plans and expectations that rely on a number of assumptions and estimates that are subject to risks and uncertainties including, but not limited to rapid changes in technology, unexpected changes in customer order patterns or order mix, the intensity of competition, economic conditions, the cost and availability of certain key components, pricing pressures, interest rates fluctuations, changes in the capital markets, litigation involving intellectual property, changes in tax and other laws and governmental rules applicable to our business and other risks indicated in our filings with the Securities and Exchange Commission. These risks and uncertainties are beyond our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure relates to interest rate risk and foreign currency exchange fluctuations. Since our investment portfolio primarily consists of money market funds and other marketable securities including commercial paper and government securities, we believe the interest rate risk is minimal due to the short-term nature of these investments. Additionally, we believe our foreign currency exposure to be relatively low since most of our foreign sales are predominantly in U.S. dollars. We review the credit worthiness of our customers to mitigate the foreign currency exchange risk and credit risk and we may utilize foreign currency forward contracts to hedge our risks on firm commitments. By carefully monitoring our foreign currency exchange exposures, we ensure the overall effectiveness of our foreign currency hedge positions. For additional Quantitative and Qualitative Disclosures about Market Risk reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended July 31, 2000.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         VTEL is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

         On December 14, 2000, an annual meeting of the stockholders was held in King of Prussia, Pennsylvania, whereby the shareholders voted on the following proposals:

1. Proposal to elect seven directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders voted to approve the proposal by the following vote:

         Nominee                    For                       Withheld
         Richard N. Snyder          20,334,277                1,070,181
         Stephen L. Von Rump        19,999,232                1,405,226
         F.H. (Dick) Moeller        20,298,696                1,105,762
         Gordon H. Matthews         20,374,175                1,030,283
         T. Gary Trimm              20,314,233                1,090,225
         Kathleen A. Cote           20,379,040                1,025,418
         James H. Wells             20,384,772                1,019,686


2. Proposal to ratify the Board of Director's appointment of Ernst & Young LLP, independent accountants, as the Company's independent auditors for the year ending July 31, 2001. The stockholders voted to approve the proposal by the following vote:

         For                        Against          Abstain
         21,170,424                 186,231          47,803

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

                                            VTEL CORPORATION



         March 19, 2001                     By:  /s/ Stephen L. Von Rump
                                                 -------------------------------
                                                 Stephen L. Von Rump
                                                 Chief Executive Officer


                                            By:  /s/ Jay C. Peterson
                                                 -------------------------------
                                                 Jay C. Peterson
                                                 Interim Chief Financial Officer
                                                 (Principal Accounting Officer)