Form 10-Q
period 2001-04-30
VTEL CORP
filed 2001-06-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001



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

At June 5, 2001 the registrant had outstanding 24,801,227 shares of its Common Stock, $0.01 par value.

VTEL CORPORATION


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------


                                                                           April 30,                July 31,
                                                                              2001                    2000
                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and equivalents                                                 $   6,635                $   6,868
     Short-term investments                                                  15,552                   39,742
     Accounts receivable, net of allowance for doubtful
       accounts of $907 and $888 at
       April 30, 2001 and July 31, 2000                                      13,356                   23,368
     Inventories                                                             13,552                   14,733
     Prepaid expenses and other current assets
                                                                              1,139                    1,803
                                                                   -----------------       ------------------
            Total current assets                                             50,234                   86,514

Property and equipment, net                                                  11,307                   19,275
Intangible assets, net                                                       10,930                   11,994
Capitalized software                                                          3,366                    4,728
Other assets                                                                    677                    1,022
                                                                   -----------------       ------------------
                                                                           $ 76,514                $ 123,533
                                                                   =================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  8,972                $  14,957
     Accrued compensation and benefits                                        3,055                    4,773
     Other accrued liabilities                                                1,590                    3,981
     Notes payable, current portion                                               -                      610
     Deferred revenue                                                         8,576                   11,886
                                                                   -----------------       ------------------
            Total current liabilities                                        22,193                   36,207

Long-term liabilities                                                         3,286                    4,665

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000
       authorized; none issued or outstanding                                     -                        -
     Common stock, $.01 par value; 40,000 authorized;
       24,911 and 24,847 issued at
       April 30, 2001 and July 31, 2000                                         249                      248
     Additional paid-in capital                                             261,697                  261,712
     Accumulated deficit                                                   (214,046)                (189,368)
     Unearned compensation                                                        -                       (4)
     Accumulated other comprehensive income                                   3,135                   10,073
                                                                   -----------------       ------------------
            Total stockholders' equity                                       51,035                   82,661
                                                                   -----------------       ------------------
                                                                           $ 76,514                $ 123,533
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


VTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------




                                                          For the                               For the
                                                    Three Months Ended                     Nine Months Ended
                                                          April 30,                             April 30,
                                                     2001           2000                  2001            2000
                                                         (Unaudited)                           (Unaudited)
Revenues:
    Products                                     $   11,164     $   21,010             $  36,808        $  71,518
    Services and other                                7,565         10,430                28,172           32,250
                                             --------------- --------------       --------------- ----------------
                                                     18,729         31,440                64,980          103,768
                                             --------------- --------------       --------------- ----------------

Cost of sales:
    Products                                          7,115         13,138                24,091           42,859
    Services and other                                6,376          7,933                21,954           23,190
                                             --------------- --------------       --------------- ----------------
                                                     13,491         21,071                46,045           66,049
                                             --------------- --------------       --------------- ----------------
    Gross margin                                      5,238         10,369                18,935           37,719
                                             --------------- --------------       --------------- ----------------

Operating expense:
    Selling, general and administrative               8,312         14,086                33,198           41,673
    Research and development                          2,512          4,392                11,505           12,074
    Amortization of intangible assets                   406            336                 1,063            1,078
    Write-off of leasehold improvements               1,147              -                 1,147                -
    Restructuring charge                                  -              -                 1,708                -
                                             --------------- --------------       --------------- ----------------
    Total operating expenses                         12,377         18,814                48,621           54,825
                                             --------------- --------------       --------------- ----------------

    Loss from operations                             (7,139)        (8,445)              (29,686)         (17,106)
                                             --------------- --------------       --------------- ----------------

Other income (expense):
    Non-recurring events                                  -         44,501                     -           44,501
    Gain on sale of investment                        3,670              -                 4,886                -
    Interest income                                     231            424                 1,064              633
    Interest expense and other                       (1,646)          (469)               (1,246)          (1,331)
                                             --------------- --------------       --------------- ----------------
                                                      2,255         44,456                 4,704           43,803
                                             --------------- --------------       --------------- ----------------

(Loss) income before income taxes                    (4,884)        36,011               (24,982)          26,697

Benefit  (provision) for income taxes                   304           (870)                  304             (870)
                                             --------------- --------------       --------------- ----------------
    Net (loss) income                            $   (4,580)    $   35,141             $ (24,678)       $  25,827
                                             =============== ==============       =============== ================


Basic income (loss) per share:                   $    (0.18)    $     1.43             $   (0.99)       $    1.06
                                             =============== ==============       =============== ================
Diluted income (loss) per share:                 $    (0.18)    $     1.36             $   (0.99)       $    1.03
                                             =============== ==============       =============== ================

Weighted average shares outstanding:
    Basic                                            24,890         24,620                24,862           24,436
                                             =============== ==============       =============== ================
    Diluted                                          24,890         25,765                24,862           24,955
                                             =============== ==============       =============== ================


                                The accompanying notes are an integral part
                           of these condensed consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

-------------------------------------------------------------------------------------------------------------------



                                                                                    For the
                                                                               Nine Months Ended
                                                                                   April 30,
                                                                              2001            2000
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net (loss) income                                                    $  (24,678)       $ 25,827
     Adjustments to reconcile net (loss) income
       to net cash used in or provided by operations:
        Depreciation and amortization                                          8,725           9,478
        Provision for doubtful accounts                                          401           1,046
        Amortization of unearned compensation                                      4             147
        Loss on sale of fixed assets                                           2,715             166
        Foreign currency translation loss                                         42             188
        Decrease in accounts receivable                                        9,611          11,262
        Decrease in inventories                                                1,181           1,065
        Decrease in prepaid expenses and other current assets                    664               1
        Decrease in accounts payable                                          (5,985)         (5,004)
        (Decrease) increase in accrued expenses                               (4,265)            476
        (Decrease) increase in deferred revenue                               (4,172)          1,149
                                                                      --------------- ---------------
            Net cash (used in) provided by operating activities              (15,757)         45,801
                                                                      --------------- ---------------

Cash flows from investing activities:
     Net short-term investment activity                                       17,229         (32,196)
     Net purchase of property and equipment                                   (1,177)         (3,596)
     (Issuance) collection of note receivable                                    (20)             87
     Increase in capitalized software                                              -          (4,170)
     Increase in other assets                                                    168              36
                                                                      --------------- ---------------
            Net cash provided by (used in) investing activities               16,200         (39,839)
                                                                      --------------- ---------------

Cash flows from financing activities:
     Payments under line of credit                                                 -         (11,200)
     Payments on notes payable                                                (1,360)         (1,363)
     Proceeds from notes payable                                                 544             265
     Net proceeds from issuance of stock                                         159           2,028
                                                                      --------------- ---------------
            Net cash used in financing activities                               (657)        (10,270)
                                                                      --------------- ---------------

Effect of translation exchange rates on cash                                     (19)            (42)
                                                                      --------------- ---------------

Decrease in cash and equivalents                                                (233)         (4,350)

Cash and equivalents at beginning of period                                    6,868           7,805
                                                                      --------------- ---------------
Cash and equivalents at end of period                                     $    6,635        $  3,455
                                                                      =============== ===============

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Amounts in thousands, unless otherwise noted)
--------------------------------------------------------------------------------


Note 1 - General and Basis of Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of VTEL as of April 30, 2001 and July 31, 2000, the results of operations for the three and nine month periods ended April 30, 2001 and 2000 and cash flows for the nine month periods ended April 30, 2001 and 2000. The results for interim periods are not necessarily indicative of results for a full fiscal year.

Note 2 - Inventories

         Inventories consist of the following:

                                                   April 30,           July 31,
                                                     2001                2000

 Raw materials                                    $  9,165           $   8,394
 Work in process                                       939                 669
 Finished goods                                      2,997               4,480
 Finished goods held for evaluation,
  rental, loan agreements, etc.                        451               1,190
                                             --------------     ---------------
                                                  $ 13,552           $  14,733
                                             ==============     ===============

     Finished goods held for evaluation consist of completed digital visual communications systems used for demonstration and evaluation purposes.

Note 3 - Comprehensive Income/(Loss)

     In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the Company's other comprehensive income/(loss) is comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three and nine months ended April 30, 2001 was $10.9 million and $31.6 million, respectively, and comprehensive income for the three and nine months ended April 30, 2000 was $35.2 million and $26.0 million, respectively.

Note 4 - Segment Information

     The Company manages its business primarily along the lines of three reportable segments: Products, Solutions and Internet Ventures. The Products segment designs and manufactures multi-media visual communication (commonly referred to as video teleconferencing) products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. The Solutions segment designs and installs custom integrated visual communications systems primarily in meeting spaces of large corporations, and provides a wide

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Amounts in thousands, unless otherwise noted)
--------------------------------------------------------------------------------


variety of support services to customers, including equipment from numerous vendors. The Internet ventures include ArticuLearn(TM), an e-learning portal provider for commercial and educational businesses that delivers learning content in a Web environment, and OnScreen24(TM), which developed and marketed visual communication tools for the Internet. OnScreen24's operations were folded back into the core businesses as of January 31, 2001.

     The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. The prior year's segment information has been restated to present the Company's reportable segments as they are currently defined under management's revised business strategy.

     The  table  below   presents   segment   information   about  revenue  from
unaffiliated  customers,  depreciation  and  amortization,  and operating income
(loss) for the three and nine month periods ended April 30, 2001 and 2000:



                                                                               Internet
                                             Products         Solutions        Ventures           Total
                                           ------------    --------------    ------------    ---------------
For the three-month period ending April
30, 2001
Revenues from unaffiliated customers         $ 10,100          $  8,557          $   72          $  18,729
Depreciation and amortization                   1,083             1,272              46              2,401
Operating loss                                   (580)           (5,677)           (882)            (7,139)

For the three-month period ending April
30, 2000
Revenues from unaffiliated customers         $ 20,784          $ 10,656          $    -          $  31,440
                                                                                      -
Depreciation and amortization                   1,278             2,149              53              3,480
Operating loss                                 (5,496)             (434)         (2,515)            (8,445)

For the nine-month period ending April
30, 2001
Revenues from unaffiliated customers         $ 35,736          $ 29,142          $  102          $  64,980
Depreciation and amortization                   3,487             5,110             128              8,725
Operating loss                                (13,298)           (9,027)         (7,361)           (29,686)

For the nine-month period ending April
30, 2000
Revenues from unaffiliated customers         $ 70,742          $ 33,026          $    -          $ 103,768
Depreciation and amortization                   3,771             5,562             145              9,478
Operating income (loss)                       (12,417)              980          (5,669)           (17,106)


Note 5 - Recent Accounting Pronouncements

     In December  1999,  the  Securities  and Exchange  Commission  issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition issues. VTEL is required to implement SAB 101 beginning on May 1, 2001. The Company has not determined the final effect of implementing SAB 101 on its financial position or its results of operations. Management does not anticipate SAB 101 to have a material impact on the financial statements of the Company.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Amounts in thousands, unless otherwise noted)
--------------------------------------------------------------------------------


Note 6 - Derivative Instruments and Hedging Activities

     On August 31, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The standard requires the recognition of all derivatives as either assets or liabilities on the Consolidated Balance Sheet with changes in fair value recorded in the Consolidated Statement of Operations.

     The accounting for changes in fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship pursuant to SFAS No. 133. Changes in the fair value of derivatives not designated in a hedging relationship are recognized each period in earnings. Hedging relationships are established pursuant to the Company's risk management policies, and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative is recognized in earnings each period. For derivatives designated as hedges of the variability of cash flows related to a recognized asset or liability (cash flow hedges), the effective portion of the change in fair value of the derivatives is reported in other comprehensive income and reclassified into earnings in the period in which the hedged items affect earnings. Gains or losses deferred in accumulated other comprehensive income associated with terminated derivatives remain in accumulated other comprehensive income until the hedged items affect earnings. Forecasted transactions designated as the hedged items in cash flow hedges are regularly evaluated to assess that they continue to be probable of occurring, and if the forecasted transactions are no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently.

     During the nine months ended April 30, 2001, the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. These contracts are recorded at fair value in the Consolidated Balance Sheet with changes reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. These hedges were recorded at fair value on the Consolidated Balance Sheet, which included a $237 reduction in other comprehensive income, and will be reclassified into earnings during the fourth fiscal quarter of 2001 and the first quarter of fiscal year 2002.

Note 7 - Restructuring Charge

     On August 23, 2000, VTEL announced a new business charter and the restructuring of its organization. The new business charter is intended to execute a change in business strategy that leverages VTEL's solutions and systems integration capabilities in order to become the industry leader in providing visual communication solutions over broadband enterprise networks. The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce and the consolidation of leased office space in its Austin, Texas headquarters, as well as in Sunnyvale, California and other remote facilities. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business charter. The Company completed all terminations by

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Amounts in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

January 31, 2001. During the three months ended October 31, 2000, the Company recorded a restructuring charge of $1,708. No additional restructuring charge was incurred during the three months ended April 30, 2001.

Note 8 - Stock Buy-Back

     On April 3, 2001 the Company announced a Board approved plan to repurchase up to two million shares of the Company's stock. The repurchase will be based on share price and availability. No stock was repurchased as of April 30, 2001.

Note 9 - Business Dispositions

     Management believes the greatest growth and profit opportunities in the visual communications industry lie in improving industry wide multi-vendor platform interoperability and in the integration and management of video conferencing networks, all of which are core competencies of the Solutions business unit. Therefore, on May 30, 2001 VTEL announced its intent to sell the Products business unit within 90 days. Subject to execution of the sale agreement and shareholder approval, the Products unit will become a private company and will continue to develop and to deliver superior videoconferencing products for the education and government marketplace.

     In preparation of the physical separation of the core business units, the Products business unit maintains the VTEL name and the Solutions business unit becomes Forgent Corporation, also subject to shareholder approval. Forgent's mission is to enable its customers to significantly lower total costs of ownership, through greater productivity, higher reliability, and increased scalability. In order to be platform-neutral, legacy tolerant, and open-systems oriented, Forgent's portfolio of offerings consists of (1) global services, including maintenance, technical support, network consulting, migration planning, system design, project management, installation, interoperability testing, and training; (2) multi-vendor products provided by the Multi-Vendor Products Program(TM), which includes the best-in-class visual communications technology from partners such as Accord Networks, PictureTel, Polycom, Inc., RADVision and VTEL; and (3) network management software (Visual Network Platform), which is currently under development and will provide industry-wide interoperability and compatibility standards for both traditional (H.320) and Internet protocol (H.323) networks, as well as drive the migration of video over IP networks.

     Despite increasing momentum, ArticuLearn was unable to secure external funding for its operations. This disappointment was due to the weakening environment for start-up businesses and the related tightening of the venture capital marketplace. In order to reduce the cash investment required by the Company and to solely focus on Forgent's mission, VTEL has started in the fourth fiscal quarter of 2001 the process of liquidating this subsidiary. All ArticuLearn employees will be terminated, effective June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following review of VTEL's financial position as of April 30, 2001 and July 31, 2000 and for the three months and nine months ended April 30, 2001 and 2000 should be read in conjunction with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2000.

Results of Operations

     The following table provides the percentage of revenues represented by certain items in VTEL's Consolidated Statements of Operations:


                                                                  For the Three                For the Nine
                                                                   Months Ended                Months Ended
                                                                     April 30,                   April 30,
                                                                2001          2000          2001          2000
    Revenues                                                    100%          100%          100%          100%
    Gross margin                                                  28            33            29            36
    Selling, general and administrative                           44            45            51            40
    Research and development                                      13            14            18            12
    Restructuring charge                                           0             0             3             0
    Total operating expenses                                      66            60            75            53
    Net (loss) income                                            (24)          112           (38)           25



Three and Nine Months Ended April 30, 2001 and 2000

     Revenues. Revenues for the three months ended April 30, 2001 were $18.7 million, a decrease of $12.7 million, or 40%, from $31.4 million reported for the three months ended April 30, 2000. Revenues for the nine months ended April 30, 2001 were $65.0 million, a decrease of $38.8 million from $103.8 million for the nine months ended April 30, 2000. The decrease in overall revenue is due primarily to a decline in sales of the videoconferencing systems.

     In order to strategically position each business unit and to provide focus on reestablishing growth and profitability from its core visual communications business, the Company announced in November 2000 a split of its operations into a Products business unit and a Solutions business unit. Since that announcement, management has determined that the greatest growth and profit opportunities in the video conferencing industry lie in improving industry wide multi-vendor platform interoperability and in the integration and management of video conferencing networks, all of which are core competencies of the Solutions business unit. Therefore, on May 30, 2001 VTEL announced its intent to sell the Products business unit within 90 days. Subject to execution of the sale agreement and shareholder approval, the Products unit will become a private company and will continue to develop and to deliver superior videoconferencing products for the education and government marketplace.

     During the three months ended April 30, 2001, the Products unit's goal remained focused on revitalizing its commitment to customers and emphasizing the IP H.323 technology. On February 27, 2001, VTEL released the software upgrade, Version 2.02, for our flagship Galaxy(TM) product line, a fourth-generation PC-based system. The upgrade, which is available to all new and current customers at no charge, improves videoconferencing productivity through feature enhancements, new interfaces for international users, and increased system stability.

     International sales represented approximately 12% and 22% respectively of product revenues for the three months and nine months ended April 30, 2001, compared to 17% and 19% respectively, for the three months and nine months ended April 30, 2000. These revenue percentages represent export sales from the Company's domestic operations as well as sales from its foreign subsidiaries. The change in the international sales is due largely to the reduction of VTEL's European offices. Since the demand for videoconferencing systems in Europe does not provide VTEL with sufficient near-term growth opportunities, the European offices were consolidated into primarily customer service and support operations. The Product business unit's international presence is focused in China, where the Company operates a wholly owned foreign enterprise and maintains a manufacturing facility. VTEL's Galaxy products are the best-selling videoconferencing systems in China and for the nine months ended April 30, 2001, revenues from the China operations exceeded $1.6 million.

     VTEL's Products business unit sells its products primarily through resellers. For the three months and nine months ended April 30, 2001 reseller sales were 86% and 82% of product sales, respectively. For the three months and nine months ended April 30, 2000 reseller sales were 79% and 74% respectively. All other revenues are generated through direct customer sales. The Company's success at solidifying its key reseller partnerships during the three months ended April 30, 2001 is evident by the increase in reseller sales as a percentage of product sales for the three and nine month periods ended April 30, 2001 as compared to the same periods during prior fiscal year.

     For the three months ended April 30, 2001 and 2000, service and other revenues as a percent of total revenues were 40% and 33%, respectively. For the nine months ended April 30, 2001 and 2000, service and other revenues as a percent of total revenues were 43% and 31%, respectively. Service and other revenues declined by $2.9 million and $4.1 million in the three and nine months ended April 30, 2001, compared to the three and nine months ended April 30, 2000. Service revenues represent the combined revenues from VTEL's Solutions business unit, which provides network consulting, installation, training, and maintenance services as well as custom videoconferencing integration solutions and multi-vendor products. With the exception of a decline in the revenue from sales of integrated systems during the three months ended April 30, 2001, total service revenue has remained relatively stable over the past seven quarters. The decline in revenue from sales of integrated systems during the third fiscal quarter was due primarily to the downturn in the economy, which caused customers to defer capital purchases. As the economy improves, management expects to see a rebound in such sales during the fourth fiscal quarter.

     Since the Company believes the greatest growth and profit opportunities in the visual communications industry lie with the core competencies of its Solutions business, management is seeking shareholder approval to rename this unit from VTEL Solutions to Forgent, to clearly communicate that Forgent has separated from the Company's former videoconferencing equipment manufacturing business. To empower its customers through visual communications, Forgent's portfolio of offerings consists of (1) global services, including maintenance, technical support, network consulting, migration planning, system design, project management, installation, interoperability testing, and training; (2) multi-vendor products provided by the Multi-Vendor Products Program (MVP), which includes the best-in-class visual communications technology from partners such as Accord Networks, PictureTel, Polycom, Inc., RADVision and VTEL; and (3) network management software (Visual Network Platform), which is currently under development and will provide industry-wide interoperability and compatibility standards for both traditional (H.320) and Internet protocol (H.323) networks, as well as drive the migration of video over IP networks. The Company's MVP Program allows its customers to "test drive" multiple brand-name visual communication technology before they buy the product. No other company has this offering. As the MVP Program continues to grow and generate new non-VTEL service contracts, management expects to see an increase in revenue.

     Gross margin. Gross margin as a percentage of total revenues was 28% and 29% for the three and nine months ended April 30, 2001, respectively, a decrease from the gross margin as a percentage of total revenues of 33% and 36% for the three and nine months ended April 30, 2000, respectively.

     Product margins were 36% of product revenue for the three months ended April 30, 2001 and 37% for the three months ended April 30, 2000. Product margins were 35% of product revenue for the nine months ended April 30, 2001 and 40% for the nine months ended April 30, 2000. As users of visual communication systems demand higher performing products at lower cost, overall price competitiveness in the industry remains intense. As a result, the Products business has significantly reduced its discounting practices in favor of obtaining more profitable sales and has taken several measures to recover our gross margins, including performing its manufacturing process more efficiently to reduce its costs of sales.

     Service margins were 15% and 22% of service revenue for the three and nine months ended April 30, 2001. Service margins were 24% and 28% of service revenue for the three and nine months ended April 30, 2000. Service margins represent the combined margins from installation and maintenance services as well as sales from custom integration solutions and multi-vendor products. The decline in service margins for the three and nine months ended April 30, 2001 as compared to the related periods in prior year is due primarily to the reduction in product revenue over the same periods, non-recurring compensation costs incurred during the second fiscal quarter, and the reduction in revenue from sales of integrated systems during the third fiscal quarter. Since the Solutions business incurs relatively fixed costs of sales, service margins are directly tied to revenue. As the MVP program expands and generates new non-VTEL service contracts, management expects to see improved margins from its service contracts due to economies of scale. Additionally, the Solutions business has taken measures to reduce its costs, including obtaining MVP products directly from the Company's partners, improving asset management and renegotiating subcoverage contracts.

     Selling, general and administrative. Selling, general and administrative expenses decreased by $5.8 million, or 41%, to $8.3 million for the quarter ended April 30, 2001 from $14.1 million for the quarter ended April 30, 2000. Selling, general and administrative expenses decreased by $8.5 million, or 20%, to $33.2 million for the nine months ended April 30, 2001 from $41.7 million for the nine months ended April 30, 2000. Selling, general and administrative expenses as a percentage of revenues were 44% and 45% for the three months ended April 30, 2001 and 2000, respectively, and were 51% and 40% for the nine months ended April 30, 2001 and 2000, respectively.

     The quarter ended April 30, 2001 is the fifth consecutive quarter in which VTEL has achieved a reduction in selling, general and administrative (SG&A) expenses. During the six months ended January 31, 2001 VTEL completed certain workforce and office space reductions as part of the restructuring activities initiated during the first quarter this fiscal year (see "Restructuring Charge" below). During the three months ended April 30, 2001, the Company sold its equity interest in a real estate lease in Sunnyvale, California for $500,000. Additionally, VTEL is no longer obligated for the related monthly rent payments which represent a permanent annual reduction in operating expenses of $2 million and a total reduction of $14 million over the remaining seven year life of the lease. The lease buyout included a one-time non-cash charge of $1.1 million for the leasehold improvements to the Sunnyvale facility.

     During the three months ended April 30, 2001 management continued its aggressive efforts to identify efficiencies and further reduce costs. As a result of these additional efforts and the full realization of our restructuring activities, VTEL achieved a 24% decrease in SG&A expenses during the three months ended April 30, 2001 as compared to the three months ended January 31, 2001 and a 40% decrease as compared to the three months ended October 31, 2000. Management is committed to continue decreasing SG&A expenses. Any expense not directly supporting the generation of revenue for Forgent remains under close scrutiny in order to prevent unnecessary costs.

     Research and development. Research and development (R&D) expenses decreased by $1.9 million, or 43%, to $2.5 million for the quarter ended April 30, 2001 from $4.4 million for the quarter ended April 30, 2000. Research and development expenses decreased by $0.6 million, or 5%, to $11.5 million for the nine months ended April 30, 2001 from $12.1 million for the nine months ended April 30, 2000. Research and development expenses as a percentage of revenues were 14% for the three months ended April 30, 2001 and 2000, and were 18% and 12%, respectively, for the nine months ended April 30, 2001 and 2000. Capitalized software development costs totaled $1.0 million and $4.2 million for the three and nine months ended April 30, 2000 respectively. No software development costs were capitalized for the three and nine months ended April 30, 2001.

     Research and development expenses for the nine months ended April 30, 2001 were less than the related expenses for the nine months ended April 30, 2000 due primarily to two factors. The OnScreen24 operation historically incurred significant R&D expenses. Due to the weakening of environment for start-up businesses and related tightening of the venture capital marketplace, VTEL absorbed its OnScreen24 operations back into the operations of its core business during the second fiscal quarter of 2001, thus reducing R&D expenses for the nine months ended April 30, 2001. This reduction is offset by the R&D expenses incurred by the third component of Forgent's portfolio, the Visual Network Platform (VNP) software. Currently the videoconferencing industry is disconnected yet requires systems to interoperate. The VNP software will remove the complexity, reduce the cost, improve the quality of service, and expand the usability of visual communications, while enabling customers to leverage their legacy technology. In addition to the in-house technological expertise, Forgent is selecting strategic partnerships in order to define itself as a network centric company, versus the traditional end-point centric company. Products with the VNP software are currently being tested and management expects to offer its first VNP product by the end of the calendar year.

     VTEL's research and development strategy relies on the Company's ability to develop and introduce new and enhanced products and solutions for enterprise networks successfully. Leveraging on its expertise of visual communications technology, VTEL is anticipating and incorporating the industry's evolving standards into its products and solutions as well as maximizing their level of performance in order to remain competitive. Although VTEL is committed to investing in its research and development activities in order to maintain its technology leadership position, management is reviewing all research and development expenses in order to ensure they are in line with the Company's anticipated future revenue levels.

     Restructuring Charge. On August 23, 2000, VTEL announced a new business charter and the restructuring of its organization and recorded a $1.7 million charge during the quarter ended October 31, 2000. The restructuring charge was less than the estimated range of $6 to $8 million provided in the Company's fiscal 2000 Annual Report. This difference was due to the unanticipated delay in the reduction of some of the workforce, unexpected success in subletting certain facilities, and non-recurring costs totaling $2.2 million that have been classified as either product costs or selling, general and administrative.

     The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce, and the consolidation of leased office space in Austin, Texas and Sunnyvale, California. The consolidation of the office space resulted in a 120,000 square feet reduction, or 40% of the office space occupied. The Company's affected leases were terminated or subleased to other tenants. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business charter. Management anticipates continued cost savings as a result of the restructuring activities.

     Other Income (Expense). Other income decreased by $42.2 million to $2.3 million for the quarter ended April 30, 2001 from income of $44.5 million for the quarter ended April 30, 2000. Other income decreased by $39.1 million to $4.7 million for the nine months ended April 30, 2001 from income of $43.8 million for the nine months ended April 30, 2000. The decrease is primarily attributable to non-core business activities, which occurred last fiscal year. During the three months ended April 30, 2000, VTEL reached a litigation settlement agreement and a non-exclusive licensing agreement (see "Non-Recurring Events" below). As a result of these agreements, VTEL received $10.8 million in cash and shares that were sold during the quarter ended April 30, 2000 for $34.2 million. Related legal fees of $0.5 million were netted against this other income.

     Non-Recurring Events. On March 3, 2000 VTEL settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas in which VTEL had previously initiated against five former employees, who left VTEL in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees of VTEL paid $2.5 million in cash and delivered to VTEL 300,800 shares of common stock of Polycom, Inc. in settlement of the claims asserted by VTEL. These shares were sold during the three months ended April 30, 2000 for $34.2 million. The parties agreed to dismiss all claims, counterclaims, and third party claims in the lawsuit, thus ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

     On March 3, 2000, VTEL granted non-exclusive licenses to Polycom, Inc. ("Polycom") to use three of its patented technologies, and Polycom paid a one time fee of $8.3 million to VTEL as a fully paid up royalty in exchange for such license. In turn and without any payments by VTEL, Polycom also granted VTEL a non-exclusive sublicense to its rights under a license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties have access to specified distinctive technologies of the other for use in their product offerings.

     Net Income (Loss). VTEL generated a net loss of $4.6 million, or $0.18 per share, during the quarter ended April 30, 2001 compared to net income of $35.1 million, or $1.36 per fully diluted share, during the quarter ended April 30, 2000. VTEL generated a net loss of $24.7 million, or $0.99 per share, during the nine months ended April 30, 2001 compared to net income of $25.8 million, or $1.03 per fully diluted share, during the nine months ended April 30, 2000. The decline in revenue and gross margins incurred during the nine months ended April 30, 2001, as well as the restructuring charge during fiscal 2001 and the non-recurring events during fiscal 2000 contributed to the change in net income
(loss).

     During fiscal year 2000, VTEL established two subsidiaries, OnScreen24 and ArticuLearn, to leverage its expertise in visual communications and to pursue business strategies related to the Internet. Due to the weakening of the environment for start-up businesses and related tightening of the venture capital marketplace, VTEL absorbed its OnScreen24 operations back into the operations of its core businesses during the second fiscal quarter of 2001. In order to derive additional value from its investment in this subsidiary, the Company also is pursuing licensing partners for the intellectual property created by OnScreen24 and is deploying its engineers to assist in the development of the Company's next generation network management platform. Despite increasing momentum, ArticuLearn was unable to secure external funding for its operations. In order to reduce the cash investment required by the Company and to solely focus on Forgent's mission, VTEL has started in the fourth fiscal quarter to liquidate this subsidiary. During the nine months ended April 30, 2001, the two subsidiaries incurred a combined net loss of $7.4 million.

     In pursuing the primary objective of increasing shareholder value, management believes the business strategies currently being implemented better leverage VTEL's key strengths and better position the organization for future growth and profitability. However, there can be no assurance that the Company will generate net income. If revenues and margins continue to decline, VTEL could incur further losses and may need to consider additional restructuring measures in future quarters that could have a material adverse affect on the Company's financial position and results of operations.

Introduction of New Product and Services

     VTEL continually strives to introduce the latest technology in visual communications. Last fiscal year, the Company introduced its leading videoconferencing product line, the Galaxy visual communication systems, which provides state-of-the-art audio and video with high-resolution slide capture and send graphics. The software within the Galaxy systems is H.323 capable for videoconferencing over IP networks and/or H.320 capable for videoconferencing over traditional circuit switched networks. VTEL is committed to continually developing enhancements for the Galaxy line. Additionally, the Company is building a new network management platform and released SmartVideoNet Manager(TM) (SVNM) Version 3.0 in the third fiscal quarter. SVNM allows administrators of videoconferencing systems to effectively manage their video networks from remote locations. Version 3.0 makes SVNM a Web-based application, providing the Company's customers the ability to utilize these management tools via the Internet, thus expanding their access. Although this current technology supports all VTEL products, Forgent is investigating the development of new platforms that can accommodate all of the products within the MVP portfolio, as well as many other components of the enterprise network.

Liquidity and Capital Resources

     On April 30, 2001, VTEL had working capital of $28.0 million, including $22.2 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $15.8 million for the nine months ended April 30, 2001 and primarily resulted from the net loss incurred, which was partially offset by the decrease in accounts receivable. Cash provided by operating activities was $45.8 million for the nine months ended April 30, 2000 and primarily resulted from net income including cash received from non-recurring events totaling $44.5 million and a decrease in accounts receivable, which was partially offset by a decrease in accounts payable. The OnScreen24 and ArticuLearn operations historically required much funding from VTEL. The liquidation of both these subsidiaries, as well as the pending divestiture of the Products business unit and the completion of the Company's ___ restructuring efforts, will improve the cash requirements from operations. Therefore, management believes the Company is in the position to stabilize its cash balance during the fourth fiscal quarter of 2001.

     Net cash provided by investing activities during the nine months ended April 30, 2001 was $16.2 million and primarily resulted from the partial sales of a short-term investment. Net cash used in investing activities during the nine months ended April 30, 2000 was $39.8 million and primarily resulted from an increase in short-term investments as VTEL was able to convert the shares and cash received from the non-recurring events into other short-term investments. For fiscal year 2001 management established a $3.0 million annual capital budget to support operations. As of April 30, 2001 VTEL has spent less than its nine-month budget and anticipates completing the year with over $0.7 million less spent than its annual budget.

     Cash flows used in financing activities during the nine months ended April 30, 2001 were $0.7 million and primarily resulted from payments on notes payable. Cash flows used in financing activities during the nine months ended April 30, 2000 were $10.3 million as VTEL paid off $11.2 million advanced by its lenders under a line of credit. Since the third quarter of fiscal year 2000 when the Company repaid the outstanding balance on its line of credit, no new lines of credit have been opened. VTEL settled its remaining notes payable on February 5, 2001 and as of April 30, 2001 the Company no longer has any debt. Based on the current strong cash position, management does not anticipate acquiring any additional lines of credit this fiscal year.

     VTEL's principal sources of liquidity at April 30, 2001 consisted of $22.2 million of cash, cash equivalents and short-term investments. Included in this amount was the $3.6 million investment in Polycom. During the quarter ended April 30, 2001, the Company sold 70,000 shares of Accord. The Accord shares converted to Polycom common stock shares as a result of Polycom's acquisition of Accord. The Company also sold 187,299 shares of Polycom during the three months ended April 30, 2001. The combined sales resulted in a $3.7 million realized gain. The remaining 153,250 shares were marked to market and $3.3 million of unrealized gain was recorded as part of comprehensive income.

Legal Matters

     VTEL is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition or results of operations.

General

     The markets for VTEL's products and services are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While management attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events will be an ongoing challenge and may result in revenue shortfalls during certain periods of time.

     VTEL's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market; introduction of new products by competitors; increased competition due to the entrance of other companies into the videoconferencing market, especially more established companies with greater resources than VTEL's; delay in the introduction of higher performance products; market acceptance of new products the Company introduces; price competition; interruption of the supply of low-cost products from third-party manufacturers; changes in general economic conditions in any of the countries in which VTEL does business; adverse legal disputes and delays in purchases relating to federal government procurement.

     Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, VTEL's past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of our common stock in any given period. Also, VTEL participates in a highly dynamic industry, which often contributes to the volatility of its common stock price.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

     Certain portions of this report contain forward-looking statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements. Whenever possible, VTEL attempted to identify these forward-looking statements with the words "believes," "estimates," "plans," "expects," "anticipates" and other similar expressions. These statements reflect management's current plans and expectations that rely on a number of assumptions and estimates that are subject to risks and uncertainties including, but not limited to rapid changes in technology, unexpected changes in customer order patterns or order mix, the intensity of competition, economic conditions, the cost and availability of certain key components, pricing pressures, interest rates fluctuations, changes in the capital markets, litigation involving intellectual property, changes in tax and other laws and governmental rules applicable to VTEL's business and other risks indicated in VTEL's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company's control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure relates to interest rate risk and foreign currency exchange fluctuations. Since VTEL's investment portfolio primarily consists of money market funds and other marketable securities including commercial paper and government securities, management believes the interest rate risk is minimal due to the short-term nature of these investments. Additionally, management believes the foreign currency exposure to be relatively low since most of VTEL's foreign sales are predominantly in U.S. dollars. Management reviews the credit worthiness of VTEL's customers to mitigate the foreign currency exchange risk and credit risk and may utilize foreign currency forward contracts to hedge its risks. By carefully monitoring its foreign currency exchange exposures, VTEL ensures the overall effectiveness of its foreign currency hedge positions. For additional Quantitative and Qualitative Disclosures about Market Risk reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended July 31, 2000.

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



                                                     VTEL CORPORATION



   June 15, 2001                                     By: /s/ Dick N. Snyder
                                                         -----------------------
                                                         Dick N. Snyder
                                                         Chief Executive Officer


                                                     By: /s/ Jay C. Peterson
                                                         -----------------------
                                                         Jay C. Peterson
                                                         Chief Financial Officer