Form 10-K
period 2001-07-31
VTEL CORP
filed 2001-10-29
CIK 884144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

The aggregate market value of 20,970,317 shares of the registrant's Common Stock held by nonaffiliates on October 10, 2001 was approximately $48,441,432. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 10, 2001 there were 24,776,975 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting are incorporated by reference into Part III.

GENERAL

         VTEL Corporation, doing business as Forgent Corporation, ("Forgent," "Company," we or our) was founded in 1985 and has been a developer and early pioneer of the videoconferencing equipment industry with the innovation of utilizing an open PC architecture for videoconferencing endpoints. Integration of the functionality and applications of a personal computer with videoconferencing hardware provided a videoconference platform that included the ability to use a broad range of PC applications, as well as simultaneous access to the Internet. The Company has manufactured and installed more than 30,000 videoconferencing endpoints worldwide and provides service for more than 9,000 of these endpoints, as well as other endpoints, currently under maintenance agreements.

         In August 2000, the Company, then known as VTEL, announced its plans to shift its strategy by enacting a new business charter and creating two business units, Products and Solutions, to focus on distinctive core competencies. Our Products unit is focused on building and selling videoconferencing endpoints while our Solutions unit is focused on providing services and software for all available enterprise systems. The Company's vast experience in the industry indicated that videoconferencing would not reach the broad-based market appeal necessary for overall growth of the Company's business through the production of videoconferencing endpoints alone. This situation is further demonstrated by the decline in the average selling price of videoconferencing endpoints over the past several years while the videoconferencing industry as a whole has remained relatively flat in terms of revenue growth during the same periods.

         Management has decided to focus our efforts on our Solutions business and to exit our Products business. Therefore, we announced in May 2001 that the Company intended to sell its Products business unit and rename the remaining Solutions business unit as Forgent Corporation, subject to the execution and consummation of a sale agreement and shareholder approval. The Company executed the sale agreement in early October 2001 and is intending to submit the sale of the Products business to our shareholders at our 2001 annual meeting. To facilitate the change, special attention is being paid to improving the interoperability of all the components in a broadband video network, to expanding the Company's current interoperability labs to create a center of excellence for standards testing and integration and to developing and introducing enterprise videoconferencing software that provides a high level of manageability, reliability and ease-of-use for existing and new enterprise systems. We believe we must provide network software and services that will support the vast amount of visual communication applications that are becoming possible with increased bandwidth. Furthermore, the development and expansion of our consulting and services competencies will ultimately transform the majority of our revenue base to a software and solutions centric provider. We feel that refocusing our efforts will provide the greatest opportunity for long-term success for Forgent and its shareholders. Our new name reflects our desire to forge a new vision and direction for the industry as well as a new business model that is designed to provide potential increased growth in shareholder value.


INDUSTRY BACKGROUND

         Videoconferencing first became available on a commercial basis in the early 1980's. A wide range of uses quickly emerged ranging from business and professional meetings, education and training classes, to technical and medical consultations. Customers typically make use of this innovative technology to reduce operating costs, improve customer service, reduce cycle times, and improve intra- or inter-company communications. The industry has primarily evolved around the production of the various compression/decompression (or Codec) devices as each manufacturer has developed its own proprietary software that compresses and decompresses signal for transmission of video, audio and data signals between two or more locations over a network connection. VTEL products, in particular, have been characterized by the innovation of placing the Codec within a standard PC using an open architecture as opposed to operating the Codec on a proprietary operating system. By incorporating a PC into the videoconferencing endpoint, VTEL products allow for the inclusion of software applications such as PowerPoint(TM) presentations, spreadsheets and the ability to use whiteboard annotations during a videoconference as well as other applications.

         Over the years, few companies manufactured videoconferencing endpoints, which fall into two distinct categories: (1) the room or group videoconferencing products tailored for targeted markets with specific application needs and (2) the set-top products for the individuals who require strictly video and audio communications during a call. During this same time, the proliferation of the broadband network has augmented the appeal of videoconferencing, thereby increasing the demand for the set-top or appliance type products. While the unit volumes of these products have increased dramatically, the average selling price of set-top products is significantly less than that of a room system. The result is that the total revenue of the videoconferencing endpoint market has remained relatively flat despite the increased unit volume. Although usage of videoconferencing systems is on the rise, limitations still exist with respect to managing these types of networks. The need for enterprise software and services that assist users in managing their videoconferencing systems, ensuring reliability of the video network and applications, as well as ease of use, is the primary reason the industry has not enjoyed the growth of other hardware industries such as the PC.

         We believe that while the demand in the industry will continue to be directed toward set-top videoconferencing, technological developments will reduce the endpoint to a software application with minimal additional hardware attached to the PC. We also believe that our experience in providing solutions and software for specific customer needs makes Forgent uniquely positioned to address these limitations. The key to our future in this evolving industry will be based on our ability to develop software and offer services and solutions that can be successfully delivered to the end users as visual communications become easier to use and the associated networks more manageable and more reliable.

CORPORATE STRATEGY

         As VTEL we were known as a leader in the design, manufacture and sale of videoconferencing hardware and software with thousands of satisfied customers around the world. As the industry has evolved into one with increased price competition for endpoint products, the Company has shifted its focus from manufacturing videoconferencing endpoints to providing the tools to visually enable Internet Protocol ("IP") and ISDN networks. Forgent's corporate strategy includes managing this transition in its business model with a view towards generating profitable results from operations as quickly as possible. This process, which began in August 2000, has included the restructuring and refocusing of our core operations, the divestiture of all non-core operations, the development of strategic relationships with network providers and vendors of visual communication software and the creation of a visual management software platform. Although such a strategy involves certain risks, we believe our years of expertise, customer relationships and existing software and hardware product offerings can be leveraged for future financial success.

         Internet Protocol networks that connect large businesses and organizations continue to expand and the steady growth of fiber optic or "broadband" cable lines to serve these networks, create a new environment for visual communications - video over IP. Thus, our new business model involves continued execution of the following strategies:

o developing industry-wide interoperability tools to ensure that all video network hardware and software are compatible regardless of manufacturer;

o designing back-office, enterprise software products to establish the standard for video over IP and ISDN;

o integrating entire video networks using existing IP and ISDN enterprise networks and our software;

o        serving as an industry consultant and expert on video over IP and ISDN;

o        managing video networks;

o        providing multi-vendor services and support;

o fulfilling multi-vendor endpoint and network product requirements, including integrated systems.

         In addition, the current economic downturn and world and US political situation caused by the events of September 11, 2001 have increased attention on the videoconferencing industry as a means for corporations to reduce travel expenses, to alleviate safety concerns and to still receive the benefit from face-to-face communication. Early industry figures show the volume of video over today's networks have increased 70% since the September 11th tragedy. The world situation has changed fundamental business processes and has provided an intensified urgency and need for Forgent to prove its services expertise by progressing our Video Network Platform ("Forgent VNP") software from beta version to production-level software in the 2002 fiscal year. Forgent VNP is designed to allow system administrators to manage complex heterogeneous video networks from remote locations. Through strong industry partnerships, successful feedback from our beta-testing, and other marketing strategies, Forgent VNP is gaining widespread attention and if successfully adopted, we believe it can be the catalyst for moving video from an infant industry into a mission critical application. We believe the face of modern business communication has changed forever and human interaction over video will supplant the need many for face-to-face business transactions.

         We anticipate revenue to originate from the sale of product elements such as software, systems and network integration, network consulting services and endpoint and network maintenance, as well as equipment sales. As Forgent we will generate additional revenue through value added services and our enterprise software while selling the hardware of many companies.

PROFESSIONAL SERVICES AND SOFTWARE

         A key strategy in our business plan to become a services and software provider for visually enabling broadband networks lies in our existing expertise as a provider of video systems integration and maintenance services. Since the announcement of the Company's new charter, we have determined the greatest growth and profit opportunities in the videoconferencing industry lie in improving industry wide multi-vendor platform interoperability and in the integration and management of video conferencing networks, all of which are core competencies of the Forgent team. Therefore, we announced in May 2001 that the Company intended to sell its Products business unit and rename the remaining Solutions business unit as Forgent Corporation, subject to the execution and consummation of a sale agreement and shareholder approval. The Company executed the sale agreement in early October 2001 and is intending to submit the sale of the Products business to our shareholders at our 2001 annual meeting. If the transaction is consummated as anticipated, we will exit from the Products business and focus on building and growing our Solutions business. As the Forgent Corporation, we will increase our focus on providing advanced video services for enterprise communications, enterprise software that improves video network management and reliability and interoperability standards throughout the industry. We will leverage our service and software expertise in the deployment and management of videoconferencing endpoints by continuing to actively market our ability to integrate, install and service a wide offering of third-party products, including the products of companies that were traditional competitors when our focus was hardware.

         Our service group currently supports more than 9,000 endpoint systems around the world under maintenance agreements. These endpoints include current VTEL products, legacy products, network products for which the Company acted as a reseller and a growing base of our traditional competitors' products. We will continue to actively pursue additional support and maintenance contracts for all hardware products as well as other products that emerge in the broadband visual communications industry. Through service and maintenance offerings, we will augment our experience and knowledge of the multiple endpoints available within the industry, thus positioning Forgent as the industry expert in visual communication solutions. As such, we are expanding our service offering to include all of the following: network consulting, interoperability testing, total call management, 24x7 hotline support, emergency on-site support, resident engineering services, video integrations services, and training.

         The service group has also developed a worldwide reputation as a visual communications solutions provider. We have successfully integrated systems into boardrooms and auditoriums for our corporate customers as well as classrooms in primary schools, colleges and universities by providing solutions for customers requiring multiple voice activated cameras, custom user-interface and other customized requirements. The experience gained by addressing these needs further positions Forgent as the focal point and leader in visually enabling existing and emerging network infrastructures.

         In addition to software that provides manageability, reliability and ease-of-use, the videoconferencing industry has needed a "hardware agnostic" source for interoperability testing. Forgent is meeting this need through the creation of an industry exclusive interoperability lab that allows for real-world testing of video networking technology regardless of brand. In our labs, we can test any major technology brands to ensure they that work, and more importantly, that they work together. Our labs can test everything from personal and group communications products to peripheral components and network technology, which guarantee our customers receive the full value of their video network investments.

         During the fiscal year ended July 31, 2001, Forgent designed Video Network Platform ("Forgent VNP"), an enterprise-class server software to manage today's complex heterogeneous video networks. For the first time, enterprises have a tool they can use to proactively measure and improve their end-to-end video quality of service.

Forgent VNP gives enterprises control over video networks by applying the power of traditional network management tools to video, thus making video usage as reliable as telephone and computer usage. Operating across traditional ISDN networks (H.320) as well as IP networks (H.323), Forgent VNP is the first vendor neutral management software that can manage any brand name endpoints, gateways, gatekeepers, bridges, MCUs, as well as traditional network attached devices such as desktops, servers, printers, IP phones, etc. With features including comprehensive real-time displays, detailed location and status of video infrastructure, an event notification system that provides real-time alerts, powerful diagnostic tools that identify and help isolate video network problems, scheduling, reporting, and automated call launching, Forgent VNP finds, monitors, and identifies video related devices on the network so they can be managed through business rules. Forgent VNP is compatible and interoperable with existing enterprise management frameworks, including Hewlett-Packard's OpenView(R). Network Node Manager, and is designed to accommodate additional endpoints as well as future network protocols, thus protecting a customer's current video investments while smoothing the transition to next-generation technologies. Beta testing for Forgent VNP started in September 2001 with global companies in a variety of industries such as finance/banking, oil and gas, pharmaceutical, government, education and diverse multi-nationals. After several weeks of testing, the video, telecommunications, and IT groups of these companies are all providing positive feedback on the software and its capabilities. The testing will be extended to international customers later this year through Forgent's strategic partnership with Mobile Video Communication AG, the largest German supplier of video, audio, and data conferencing solutions, as well as to other customers. System testing will continue with enhancements being made to the software based on customer feedback. Currently, potential customers are approaching Forgent and requesting proposals for the hardware and software installations for Forgent VNP, although they have not participated in the beta program. Forgent VNP is planned and on target to go into production by the end of the calendar year 2001.

INTERNET STRATEGY

         During the year ended July 31, 2000, the Company established two entities within its combined organizational structure to leverage its expertise in visual communications and to pursue business strategies over the Internet. OnScreen24(TM) developed and marketed visual communication tools for the Internet and ArticuLearn(TM) was an e-learning portal provider for commercial and educational businesses that delivered learning content in a Web environment. During fiscal year 2001, management determined that these strategies were not consistent with the Company's shifted focus on video network software and services. Therefore, the Company ceased further investment in these non-core operations. OnScreen24's operations were folded back into the core operations as of January 31, 2001, and ArticuLearn's operations were terminated as of June 30, 2001.

DISTRIBUTION STRATEGY

         Forgent primarily delivers its capabilities directly to the end-user customers. These services will generally involve larger customers that already have sophisticated visual communication networks in place, but require more sophisticated involvement to support the sale, installation, operation and maintenance of the network. As we intend to offer a broader range of visual communication products, we also expect to develop a broader range of customers, especially as broadband networks become available and affordable to small businesses. VNP will be marketed with a direct sales force, separate from the sales force from our services organization. By building alliances with strategic partners, we plan to leverage their existing channels to directly reach our customers.

COMPETITION


         While there are several manufacturers of videoconferencing endpoints, very few companies are dedicated to developing a business by providing services and software around video communications over Local Area Networks ("LANs"), Wide Area Networks ("WANs"), and Metropolitan Area Networks ("MANs"). Although big network providers sell videoconferencing equipment along with the network they are installing, they do not usually provide post-installation services such as product services and training. Furthermore, today's network management tools do not provide carriers with in depth information about video devices (endpoints, gateways, gatekeepers, Multicontrol Units ("MCUs"), bridges, etc. In addition, these networks are typically proprietary in nature and are not open to other hardware or software vendors, limiting the customers in their usability. Similarly, videoconferencing manufacturers may offer a small amount of proprietary device level software to be used on their products but do not usually provide a complete view of the entire network infrastructure showing all the network touch points. Other potential competition comes from a few start-up companies that are attempting to develop software that supports video over broadband networks. However, these companies are typically working with proprietary software and do not have the level of industry experience that Forgent brings to the market.


         The traditional network management systems vendors like Hewlett Packard, Sun Microsystems, and others have traditionally focused on managing devices and are moving to manage system level applications. At the same time, enterprise systems management vendors like IBM Tivoli, BMC Patrol, and Computer Associates Unicenter, who have traditionally focused on managing system level applications, are migrating to cover device level management as well. However, both groups, while interested in covering the widest breadth of device types, do not have the same depth of understanding of video as Forgent and today have no mechanism to discover, to monitor, to diagnose, or to report on video application or device level issues. Forgent is pursuing the addition of several new partnerships to expand the utilization of video, thereby making it a business critical application. Therefore, Forgent's goal is to ensure dependable video communications by combining professional services with network management tools to deliver ease of use, reliability, and manageability for video communications through interoperability standards.

         While we believe that by embarking on this business strategy that we are focusing on a niche that is being ignored by the industry, there can be no assurances that this strategy will be successful. Furthermore, if this strategy is successful it is likely that other companies will attempt to duplicate this business model. We do believe that, like the PC industry, which saw exceptional growth after the introduction of network management software, the combination of software and services provided by Forgent could have a similar affect on the videoconferencing industry.

MARKETING

         Forgent has developed a comprehensive marketing/communications plan designed to establish credibility and trust, as well as brand recognition, for the Company as well as its software and services. This program integrates media relations, industry analyst relations, investor relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from our key stakeholders and target audiences. Early efforts have been focused on developing clear and concise methods of communicating with shareholders, customers, prospects, trade and technical media and influencers, and the business media. Forgent's corporate Web site will play an important role in providing audiences with the most up-to-date and accurate information available on our people, services, software, success, trends and issues the Company faces.

PATENTS AND TRADEMARKS

         The United States Patent and Trademark Office has issued the Company more than 35 patents covering a broad range of interest including, but not limited to, videoconferencing, data compression, and video mail. The Company currently has in excess of 38 patent applications in similar fields of interest that are filed but not yet issued by the U.S. Patent and Trademark Office. Seven of these patent applications, related to the new technology of video end-point management, were filed in the fourth quarter of fiscal 2001 and we are on track to complete filing on ten more patent applications by the end of the first quarter in fiscal 2002. We intend to file more patents to protect our intellectual property and anticipate an average of five filed patents to be issued per quarter to Forgent by the U.S. Patent and Trademark Office, starting in the near future. There can be no assurance that the pending patents will be issued or that issued patents can be defended successfully. With the successful sale of the products division, Forgent will own the rights to all patents.

         The Company's Strategic Patent Program, headed by the leadership of Chief Intellectual Property Officer, Gordon Matthews, stimulates the creation of the Company's intellectual property. Mr. Matthews, a board member since 1994 as well as a named inventor on more than 35 U.S. and foreign patents, directs the program to manage the Company's portfolio of patents, to lead an internal patent committee representing all functions in the Company, to empower all employees to develop intellectual property, and to reward those employees who generate the ideas. In addition to the Strategic Patent Program, Forgent is also initiating an active program for licensing its intellectual property.

         The Company has been issued two trademarks and two service marks by the
U. S. Patent and Trademark Office covering the "VTEL" mark and our logo as well as trademarks and service marks issued by certain foreign countries and entities. Applications for other trademarks, including the "Forgent" mark are currently pending both in the United States and abroad.

EMPLOYEES

         With the announcement of the New Charter on August 23, 2000, we also announced the restructuring of our organization, which involved the termination of approximately 200 employees or 34% of our workforce. As we further defined our business strategy during fiscal 2001, we identified certain elements that did not contribute our core competencies and therefore restructured our Company in August 2001, which involved the termination of approximately 65 employees or 17% of our workforce.

         As a result of the August 2001 restructuring, we employed 312 employees as follows:

                             NUMBER OF
FUNCTION                     EMPLOYEES
Sales and marketing                 74
Research and development            66
Service, support and
  Systems integration               96
Manufacturing                       37
Finance and administration          39
                             ---------
     Total                         312
                             =========

         Once the sale of the Products business unit is completed, Forgent will employ approximately 200 employees. Despite the workforce reductions, we believe that we retained the appropriate employees to fully implement our business strategy and that our current employee relations are good. None of our employees are represented by a labor union.

         Forgent's development, management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. We use incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees and generally do not have employment agreements with key management personnel or technical employees. Our future success is dependent upon our ability to effectively attract, retain, train, motivate and manage our employees. However, there can be no assurance that we will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of our key management or technical personnel could have a material and adverse effect on our business and operating results.

EXECUTIVE OFFICERS

         Our executive officers are as follows:

         RICHARD N. SNYDER, age 56, joined the Company's Board of Directors in December of 1997 and became Chairman of the Board in March 2000. In June 2001 Mr. Snyder was named the Company's Chief Executive Officer. Mr. Snyder has over twenty-five years of senior management experience including Group General Manager at Hewlett-Packard, Senior Vice President and General Manager at Dell Computer, and Senior Vice President of Worldwide Sales, Marketing, Service and Support for Compaq Computer. Mr. Snyder received a Masters in Business Administration from Saint Mary's College and a Bachelor of Science from Southern Illinois University.

         JAY C. PETERSON, age 44, joined the Company in September 1995 as manager of Corporate Planning and has served as Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at Dell Computer Corporation and held various financial positions during his 11 years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration and a Bachelor of Arts in Economics from the University of Wisconsin.

         KENNETH A. KALINOSKI, age 40, joined the Company in February 2001 as Vice-President - Development and also currently serves as Chief Technology Officer, responsible for all aspects of technology for the company. Mr. Kalinoski's 18-year career has focused on client/server and communications technology. Most recently, he was the founder and Vice-President of Development at Netpliance and was responsible for delivering the first information appliance to the consumer marketplace. Mr. Kalinoski held multiple management positions, including director of AIX Development, at IBM Corporation, where he was responsible for several multimedia and network management programs. Mr. Kalinoski received a Masters in Computer Engineering from State University of New York, a Bachelor of Science from Wilkes University and currently holds five patents.

         DENNIS M. EGAN, age 48, joined the Company in November 1995 as Vice President - Service. From January 1993 to November 1995, Mr. Egan served as Senior Vice President of Peirce-Phelps, Inc. From June 1985 to January 1993, Mr. Egan was Vice President and General Manager of the Integrated Communications Systems Group of Peirce-Phelps. Mr. Egan's pre-1985 experience includes 13 years serving in various sales and management positions with Peirce-Phelps. Mr. Egan holds a Master in Business Administration from Widener University and a Bachelor of Science from Villanova University.

         BOB R. SWEM, age 64, joined the Company in September 1992 as Vice President - Manufacturing. From June 1981 to July 1992, Mr. Swem held various positions with the Austin Division of Tandem Computers, Inc., ranging from Manager of Manufacturing to Director of Operations.


ITEM 2. PROPERTIES

         Forgent's headquarters, product development, and sales and marketing facility leases approximately 139,000 square feet in Austin, Texas under a lease which expires in March 2013. During fiscal 1999, we reduced the workforce of the Company and as a result were able to sublet approximately 15,000 square feet during the later part of fiscal 1999 and the first quarter of fiscal 2000. In fiscal 2001, we subleased an additional 26,000 square feet in order to consolidate space and take advantage of a favorable real estate market in the Austin area. Forgent's Professional Services group occupies a facility of approximately 41,000 square feet in the Philadelphia, Pennsylvania vicinity which is leased through June 2006. We believe that the facilities in Texas and Pennsylvania are adequate to meet our current requirements, and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate and development operations and for additional sales and marketing offices.

         The Company also occupies approximately 60,000 square feet of a facility that is situated in a light industrial area in Austin, Texas where our manufacturing, training and spare parts depot are located. As part of the sale agreement of the Products unit, Forgent will assign this lease to the new company, VTEL Product, who will assume all obligations under the existing lease.

         Forgent leased 52,500 square feet in Sunnyvale, California under a lease that expired in April 2008. This property housed some of our research and development group as well as our OnScreen24 operations. During fiscal 2001, Forgent reached an agreement with the landlord and sold its equity interest in the real estate lease. Forgent is no longer liable for the remaining lease payments.


ITEM 3. LEGAL PROCEEDINGS

         The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

         Since April 7, 1992, VTEL's Common Stock has been traded in the NASDAQ-National Market System under the symbol "VTEL". Starting June 1, 2001, the Company's Common Stock has been traded under the symbol "FORG." The following table sets forth the range of high and low intra-day prices for each fiscal quarter of 2000 and 2001:

                FISCAL YEAR      FISCAL YEAR
                   2000             2001
               HIGH     LOW     HIGH     LOW
1st Quarter   $ 3.75   $3.06   $ 3.63   $1.59
2nd Quarter   $ 5.72   $2.63   $ 2.25   $0.72
3rd Quarter   $10.63   $3.88   $ 1.69   $0.72
4th Quarter   $ 4.94   $3.06   $ 1.51   $0.89

         The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings for reinvestment in its business.

         On October 15, 2001, Forgent's common stock closed at $2.88 on the NASDAQ. At that date there were approximately 17,791 stockholders of record of the common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth consolidated financial data for Forgent as of the dates and for the periods indicated. All such data reflects the merger with Compression Labs, Inc. ("CLI") on May 23, 1997, which was accounted for as a pooling of interests. The restatement of the consolidated financial information combines the financial information of Forgent and CLI giving retroactive effect to the merger as if the two companies had operated as a single company for fiscal year 1997 presented, although the two companies operated independently prior to the merger.

         The selected consolidated balance sheet data as of July 31, 2000 and 2001 and the selected consolidated operations data for the years ended July 31, 1999, 2000, and 2001 have been derived from the audited consolidated financial statements of Forgent included elsewhere in this Report. The selected consolidated balance sheet data as of July 31, 1997, 1998 and 1999 and the selected consolidated operations data for the year ended July 31, 1997 and 1998 have been derived from the audited consolidated financial statements of Forgent not included in this Report.

         The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" the consolidated financial statements of Forgent and the notes to those statements included elsewhere in this Report. The information set forth below is not necessarily indicative of the results of future operations.

                                                                                 FOR THE YEARS
                                                                                     ENDED
                                                                                    JULY 31,
                                                      1997(a)         1998(b)        1999(c)         2000(d)         2001(e)
                                                     ---------       ---------      ---------       ---------       ---------

                                                                      In thousands, except per share amounts
STATEMENT OF OPERATIONS DATA:
Service revenues                                     $  28,198       $  28,733      $  29,698       $  27,217       $  25,368
Integration and other revenues                          12,034          16,176         16,384          18,009          12,801
Gross margin                                            11,142          15,993         16,885          12,917           8,301
(Loss) income from continuing operations                (8,540)          1,161         (3,499)         20,125         (14,504)
Loss from discontinued operations                      (43,514)          1,618        (12,066)        (17,828)        (16,916)
Net (loss) income                                      (52,054)          2,779        (15,565)          2,297         (32,540)

(LOSS) INCOME PER COMMON SHARE
Basic (loss) income from continuing operations           (0.39)           0.05          (0.15)           0.82           (0.58)
Diluted (loss) income from continuing operations         (0.39)           0.05          (0.15)           0.80           (0.58)
Basic (loss) income from discontinued operations         (1.96)           0.07          (0.51)          (0.73)          (0.68)
Diluted (loss) income from discontinued operations       (1.96)           0.07          (0.51)          (0.71)          (0.68)
Net (loss) income, basic and diluted                     (2.45)           0.12          (0.66)            .09           (1.31)

BALANCE SHEET DATA:
Working capital                                      $  19,300       $  30,378      $  15,180       $  37,498       $  13,791
Total assets                                           130,741         128,895        123,697         123,139          69,340
Long-term liabilities                                       --           3,848         15,930           4,665           3,034
Stockholders' equity                                    76,765          81,258         68,019          82,661          41,622

         (a) Net loss for the year ended July 31, 1997 includes merger and other expenses totaling $29.4 million related to the merger between VTEL and CLI.

         (b) Net income for the year ended July 31, 1998 includes the reversal of $1.5 million of merger and other expenses and a gain from a non-recurring real estate transaction of $1.3 million.

         (c) Net loss for the year ended July 31, 1999 includes expense for restructuring totaling $3.1 million.

         (d) Net income for the year ended July 31, 2000 includes a non-recurring gain of $44.5 million and an expense for the write-down of impaired assets of $14.1 million.

         (e) Net loss for the year ended July 31, 2001 includes an expense of $4.0 million for the impairment of certain assets and transaction expenses in anticipation of a segment sale and expenses for restructuring totaling $1.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY


RESULT OF OPERATIONS

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent's consolidated statement of operations:

                                                  FOR THE YEARS ENDED
                                                        JULY 31,
                                               1999       2000       2001
Services revenues                              64.4%      60.2%      66.5%
Integration and other revenues                 35.6       39.8       33.5
Gross margin                                   36.6       28.6       21.7
Selling, general and administrative            39.7       42.4       51.5
Research and development                        0.0       18.7       19.5
Total operating expenses                       44.5       80.6       77.6
Other income, net                               0.1       97.9       17.0
(Loss) income from continuing operations       (7.6)      44.5      (38.0)
(Loss) income from discontinued operations    (26.2)     (39.4)     (44.3)
Net (loss) income                             (33.8)%      5.1%     (85.3)%

FOR THE YEARS ENDED JULY 31, 1999, 2000, AND 2001.

Revenues

         Consolidated revenue was $46.1 million in fiscal 1999, $45.2 million in fiscal 2000, and $38.2 million in fiscal 2001. The decline was $0.9 million from 1999 to 2000 and $7.1 million from 2000 to 2001. This is a decrease of 1.9% for 2000 and 15.6% for 2001. Consolidated revenue represents the combined revenues of Forgent's, formerly VTEL Solution's, business, which provides network consulting, installation, training, and maintenance services as well as custom videoconferencing integration solutions, and multi-vendor products. Consolidated revenues do not include any revenues from our discontinued Products business, which engages in the manufacture and sale of endpoint systems (see Note 17, in the accompanying financial statements).

         Service revenue was $29.7 million in fiscal 1999, $27.2 million in fiscal 2000, and $25.4 million in fiscal 2001. The decline was $2.5 million from 1999 to 2000 and $1.8 million from 2000 to 2001. This is a decrease of 8.4% for 2000 and 6.8% for 2001. Service represents 64.4%, 60.2%, and 66.5% of total revenues for the years ended July 31, 1999, 2000 and 2001, respectively. Despite significant declining product revenues from our discontinued operations, revenue streams from network consulting, installation, training and maintenance contracts have been relatively stable, which reflects our customers' confidence in the quality of our service performance. Customers' confidence is confirmed further by the renewal of their maintenance contracts. During the last two quarters of fiscal 2001 we achieved significant increases in our service bookings, which will lead to future service revenues. As Forgent demonstrates its expertise in providing visual communications solutions using a wider array of visual communications products, we believe our service bookings will continue to increase through customers' renewals and new contracts.

         Revenue from integration solutions and other was $16.4 million, $18.0 million, and $12.8 million in fiscal 1999, 2000, and 2001, respectively. The increase was $1.6 million from 1999 to 2000 and the decrease was $5.2 million from 2000 to 2001. This is an increase of 9.9% for 2000 and a decrease of 28.9% for 2001. Integration solutions and other represent 35.6%, 39.8% and 33.5% of total revenues for the years ended July 31, 1999, 2000, and 2001, respectively. Although we experienced an increase in integration and other revenues in fiscal 2000, integration and other revenues were down in fiscal 2001 primarily due to a change in business strategy. In previous fiscal years, VTEL derived approximately half of its integration revenue from sales through its channels. Under the new charter as announced in August 2000, VTEL Solutions sold integrated solutions directly to the marketplace while VTEL Products continued selling existing integrated systems, also referred to as pre-designed systems, via the channels. The cycle time for selling new integrated solutions was significantly longer than selling existing integrated systems and the direct sales did not replace the channel sales as quickly as anticipated, which led to the decline in integrated revenues in fiscal 2001. As "Forgent," the Company will return to its channel partners, leading with visual communications services instead of videoconferencing products. These services will include integrated solutions and focus on all available visual communications products, not only VTEL products. Forgent will be channel-focused with select direct sales targeted in certain geographic marketplaces that do not have any dominant channels. Additionally, during the year ended July 31, 2001, Forgent created the Multi-Vendor Partners Program(TM) ("MVP"), which allows the Company to market and distribute a variety of third-party manufactured equipment to optimize connectivity in a variety of network environments. The Company recognized $1.5 million in product revenue that was generated from MVP during fiscal 2001.

Gross margin

         Consolidated gross margins were $16.9 million in fiscal 1999, $12.9 million in fiscal 2000, and $8.3 million in fiscal 2001. The decline was $4.0 million from 1999 to 2000 and $4.6 million from 2000 to 2001. This is a decrease of 23.5% for 2000 and 35.7% for 2001. Consolidated gross margin percentages were 37% for fiscal 1999, 29% for fiscal 2000, and 22% for fiscal 2001.

         The Company's margins are primarily generated from service revenues. Since the costs associated with our service and maintenance business is relatively fixed, the gross margins are directly affected by the level of revenue generated from new and renewed service contracts. As Forgent, we offer our service capabilities to a broader range of third-party visual communications products, which is resulting in increased service bookings. Therefore, we anticipate that as our service revenues grow, our margins will strengthen. However, there can be no assurance our sales levels will increase. Additionally, we have successfully restructured our business in August 2001 (see Note 18, in the accompanying financial statements) in order to minimize these relatively fixed costs, which cost reductions were designed to improve our margins.

 As well as being subject to relatively fixed costs, gross margins from integration revenues are also subject to product mix shifts based on the types of integration solutions we produce. During fiscal 2001 margins from integrated revenues decreased primarily due to the decrease in the overall integration revenues in addition to reduced pre-designed systems sales and increased sales of customized systems at lower margins. The decline in integration margins during fiscal 2000 was attributable to a higher percentage of larger custom integration projects that generated higher revenues yet lower gross margins.

         Despite declining gross margins, Forgent has resized its infrastructure in fiscal 2002 to more closely match projected revenue levels. Additionally, the integration business acts as a conduit to deliver service maintenance contracts on the visual communications solutions we deliver. Since service revenues do not carry the associated cost of sales that product sales do, and since we have restructured our business, we believe a predominately service-based business model has the potential to provide greater overall profitability.

Selling, general and administrative

         Selling, general and administrative expenses were $18.3 million in fiscal 1999, $19.2 million in fiscal 2000, and $19.7 million in fiscal 2001. The increase was $0.9 million from 1999 to 2000 and $0.5 million from 2000 to 2001. This is an increase of 4.8% for 2000 and 2.5% for 2001. Selling, general and administrative expenses were 39.7%, 42.4% and 51.5% of revenues for the years ended July 31, 1999, 2000, and 2001, respectively.

         Although total selling, general and administrative ("SG&A") expenses have remained relatively flat during the past three fiscal years, SG&A expenses related to Forgent's operations have actually decreased each year. The SG&A expenses incurred by the Internet subsidiaries, which were folded back into the core operations during fiscal 2001, were $2.0 million and $2.8 million for the fiscal years ended July 31, 2000 and 2001, respectively. Without the effect of the Internet ventures, total SG&A expenses decreased $1.1 million, or 5.9%, from 1999 to 2000 and $0.4 million, or 2.1%, from 2000 to 2001. SG&A as a percentage of revenues increased each year although total SG&A expenses remained relatively constant against a declining level of revenues.

         During our years of significant revenue growth, our sales and marketing infrastructure was designed to support a growing business. Although we took measures to reduce costs during fiscal 1999 (see "Restructuring Activities"), we had projected that our revenue levels would increase and therefore continued certain strategies in anticipation of further growth. In efforts to find efficiencies and to significantly reduce our administrative costs as a percent of expected revenues, we reexamined our overall staffing needs and restructured our operations in August 2001. We will record a one-time charge of approximately $0.8 million in the first quarter of fiscal 2002 for the restructuring. Additionally, we are replacing our Enterprise Reporting Platform ("ERP"), which includes the Company's accounting system. The combination of the restructuring and the replacement of the ERP will further reduce our annual administrative expenses by approximately $7.8 million. This savings will be offset by approximately $1.6 million as we expense the remaining value of the current accounting system over a short expected life. As we move into fiscal 2002, any expense not directly supporting the generation of revenues for Forgent remains under close scrutiny in order to prevent any unnecessary costs. Despite the cost reducing measures that we are undertaking, there can be no assurance that we will be able reduce costs enough to become profitable.

Research and development

         Research and development expenses were $0.0 million in fiscal 1999, $8.5 million in fiscal 2000, and $7.4 million in fiscal 2001. The increase was $8.5 million from 1999 to 2000 and the decrease was $1.0 million from 2000 to 2001. This is an increase of 100.0% for 2000 and a decrease of 12.0% for 2001. Research and development expenses were 0.0%, 18.7%, and 19.5% of revenues for the years ended July 31, 1999, 2000, and 2001 respectively.

         During the year ended July 31, 2000, Forgent created two subsidiaries focused on the development and delivery of visual communication products and services over the Internet. In January of 2000, we announced the formation of OnScreen24 which was comprised primarily of Forgent research and development engineers who developed visual communication delivery products for use over the Internet, including products such as video mail as well as the further development of our web streaming product line, Turbocast(TM), which utilizes the technology acquired in our acquisition of Vosaic during fiscal 1999. In March of 2000, we announced the formation of ArticuLearn, which created and managed custom e-learning portals that enable organizations to create, deliver and manage their learning content directly online. In addition, ArticuLearn offered various professional services to assist organizations in the production of their web-based learning content. During the years ended July 31, 2000 and July 31, 2001, the Company's two Internet subsidiaries incurred $8.5 million and $5.1 million in research and development expenses, respectively. Due to the weakening environment for start-up businesses and related tightening of the venture capital marketplace, the Company absorbed its OnScreen24 operations back into the operations of its core business and terminated ArticuLearn during fiscal 2001.

         Without the effects of the Internet ventures, the Company incurred $2.3 million in research and development expenses during fiscal 2001 and no research and development expenses during fiscal 2000 or fiscal 1999. These expenses, which represent 6.1% of revenue in fiscal 2001, are related to the development of a network management software and are net of $0.6 million capitalized in fiscal 2001. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released, the capitalized software is amortized over the estimated economic life of the related projects. The research and development costs capitalized during fiscal 2001 relates to efforts on designing Forgent's Video Network Platform ("Forgent VNP"), an enterprise-class server software that allows enterprises control over video networks. Efforts on Forgent VNP will continue to be capitalized until the end of this calendar year when the product is scheduled to be released to the market.

         Our ability to successfully develop software solutions to visually enable broadband networks will be a significant factor in Forgent's success. As we develop our research and development strategy, we anticipate additional costs associated with the recruiting and retention of engineering professionals adept at broadband technologies. We will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue. However, we believe our ultimate future success is based primarily on our commitment to the new business strategy and the success of Forgent VNP.

Write-down of Impaired Assets

         During fiscal year 2001 management implemented a strategy to divest all non-core operations to focus the business strategy to management software and services. Therefore, the Company folded its OnScreen24 subsidiary's operations back into the core business. OnScreen24 primarily operated from our property in Sunnyvale, California. During the third fiscal quarter the Company sold its equity interest in the real estate lease for $500,000 and recorded a related $1.1 million impairment for the leasehold improvements at the Sunnyvale facility. The $1.1 milllion impairment in fiscal 2001 was all related to continuing operations.

          As a result of the New Charter announced in August 2000, we reviewed certain long-lived assets including property, plant and equipment, goodwill and other intangibles and capitalized software, to evaluate the recoverability of these assets pursuant to Statement of Financial Accounting Standard ("SFAS")
No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The evaluation indicated that the future undiscounted cash flows related to certain long-lived assets were below the carrying value of the assets associated with their future operations. Further, the closure of certain foreign offices and the termination of the software capitalization projects resulted in the identification of only minimal future cash flows. During the fourth quarter of fiscal 2000, we adjusted the long-lived assets associated with our manufacturing operations and the long-lived assets related to the foreign operations and capitalized software. We calculated the fair value for the long-lived assets based on anticipated future cash flows discounted at a rate commensurate with the risk involved, which resulted in a non-cash impairment charge of $14.1 million. This impairment loss was recorded on the consolidated statement of operations as follows:

                                 CONTINUING    DISCONTINUED      TOTAL
                                 OPERATIONS     OPERATIONS     IMPAIRMENT
                                              (in thousands)
Capitalized Software            $      5,120   $        664   $      5,784
Property, plant and equipment          1,909          3,983          5,892
Intangible Assets                        332          1,908          2,240
Other                                     --            156            156
                                ------------   ------------   ------------
                                $      7,361   $      6,711   $     14,072
                                ============   ============   ============

The remaining useful lives of certain assets were shortened and thus, depreciation and amortization for these assets were slightly higher in subsequent fiscal years.

Amortization of Intangibles

         Amortization expenses were $1.3 million in fiscal 1999, $1.4 million in fiscal 2000, and $1.4 million in fiscal 2001. The expenses relate to the amortization of goodwill resulting from certain acquisitions. In March 1999, the Company acquired substantially all of the assets of Vosaic LLP, an Internet video software and technology company, which included technology presently being incorporated into Forgent's VNP product. In November 1995, the Company acquired certain assets and a specified work force of the Integrated Communications Systems Group ("ICS") of Peirce-Phelps, Inc., which has developed into the Forgent services business. The Company acquired certain assets of the videoconferencing division of one of its German resellers in July 1998. The goodwill related to the German acquisition was fully amortized during fiscal 2001.

         Effective August 1, 2001, the Company chose early adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. The Company anticipates an annual expense reduction of $1.3 million from adoption of SFAS No. 142.

Restructuring Activities

         In November 1998, management adopted a restructuring plan that was intended to match the size and complexity of the organization with our planned business approach and recorded a charge of $0.9 million in fiscal 1999. The plan included the involuntary reduction of employees from all departments and was effective immediately for most employees upon announcement. We also made the decision to reduce our operating costs by exiting other activities and reducing related overhead costs. All of the termination benefits were paid and closure costs were incurred by October 31, 1999.

Non-Recurring Events

          On March 3, 2000 the Company settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas in which VTEL had previously initiated against five former employees who left VTEL in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees of VTEL paid $2.5 million in cash and delivered to VTEL 300,800 shares of common stock of Polycom, Inc. in settlement of the claims asserted by VTEL. These shares were sold during fiscal 2000 for $33.7 million, net of settlement costs. The parties agreed to dismiss all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

         On March 3, 2000, the Company granted non-exclusive licenses to Polycom, Inc. ("Polycom") to use three of its patented technologies, and Polycom paid a one time fee of $8.3 million to VTEL as a fully paid up royalty in exchange for such license. In turn and without any payments by VTEL, Polycom also has granted VTEL a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties have access to specified distinctive technologies of the other for use in their product offerings.

Interest income and expense

         Interest income was $0.8 million in fiscal 1999, $1.2 million in fiscal 2000, and $1.2 million in fiscal 2001. The increase was $0.4 million from 1999 to 2000 and $0.04 million from 2000 to 2001. This is an increase of 50% for 2000 and 0% for 2001. Interest income was 1.7%, 2.6%, and 3.2% of revenues for the years ended July 31, 1999, 2000, and 2001.

         Changes in interest income are based on interest rates earned on invested cash and cash balances available for investment. The slight increase in interest income during fiscal 2001 is due primarily to a higher average cash balance held for investment in fiscal 2001 than in fiscal 2000. The increase in interest income during fiscal 2000 is the result of an increase in the cash balance due to income from non-recurring events.

Income taxes

         As of July 31, 2001, Forgent had federal net operating loss carryforwards of $139.6 million, research and development credit carryforwards of $5.8 million, and alternative minimum tax credit carryforwards of $0.3 million. The net operating loss and credit carryforwards will expire in varying amounts from 2002 through 2021, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to our foreign subsidiaries of $5.3 million are available to offset future foreign taxable income. However, significant permanent limitations may apply to the use of these losses based upon laws of the foreign tax jurisdictions.

         As a result of various acquisitions completed in prior years, utilization of our net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. Also, due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 1999, 2000, and 2001. The valuation allowance increased by $11.2 million during the year ended July 31, 2001.

Loss from discontinued operations, net of income taxes

         In May 2001, the Company adopted a formal plan to sell the operations and certain assets of its VTEL Products business unit, including the VTEL name. Accordingly, the Products business has been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $12.1 million in fiscal 1999, $17.8 million in fiscal 2000, and $16.9 million in fiscal 2001. Loss from discontinued operations was 26.2%, 39.4% and 44.3% of revenues for the years ended July 31, 1999, 2000, and 2001, respectively. In October 2001, Forgent signed a definitive agreement to sell the Products business unit to a management team led by one of the Company's executive officers, Bob Swem (see Note 18, in the accompanying financial statements).

Loss on disposal, net of income taxes

         In preparation of the sale of the Products business unit, Forgent recorded a $1.1 million loss on disposal as of July 31, 2001. The loss is primarily related to legal and consulting fees associated with the sale.

Net income (loss)

         Net loss was $15.6 million in fiscal 1999; net income was $2.3 million in fiscal 2000; and net loss was $32.5 million in fiscal 2001. The increase was $17.9 million from 1999 to 2000 and the decrease was $34.8 million. Net (loss) income was (33.8%), 5.1%, and (85.3%) of revenues for the years ended July 31, 1999, 2000, and 2001, respectively.

         During the fiscal 2001 we have taken steps to eliminate both unprofitable and non-strategic investments and have established a new business strategy to grow the visual communication solutions business. These steps include terminating our Internet ventures, which incurred $16.4 million and $9.5 million in net losses for the years ended July 31, 2000 and 2001, respectively. Additionally, we have resized our infrastructure to more closely match our projected revenue and we signed a definitive purchase agreement to sell our Products business unit, subject to shareholders' approval in the second fiscal quarter of 2002. Therefore, in fiscal 2002 as cost reduction efforts are realized and sales from Forgent VNP are achieved, the Company is poised for future profitability. Leveraging off the strengths of our existing services, integration and development teams to offer visual communication solutions for the emerging broadband marketplace, we believe we are focused on the strategy to return to profitability. However, there is no assurance that our new business strategy will be successful or profitable.

Other factors affecting results of operations

         Forgent's future results of operations and financial condition could be impacted by many factors, but our ability to implement our new strategy is critical to our future success. Factors that could affect our success are other competitors entering the same market, technical problems in delivering video solutions over broadband networks, and slow adoption to videoconferencing over broadband networks. Due to these factors and others noted elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, our past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of Forgent's Common Stock in any given period. Also, we participate in a highly dynamic industry that often contributes to the volatility of Forgent's Common Stock price.

Liquidity and capital resources

         Cash provided by operating activities was $2.3 million in fiscal 1999; cash provided by operating activities was $52.1 million in fiscal 2000; and cash used in operating activities was $4.9 million in fiscal 2001. The increase was $49.8 million from 1999 to 2000 and the decrease was $57.0 million from 2000 to 2001. At July 31, 2001, we had working capital of $13.8 million, including $22.0 million in cash, cash equivalents and short-term investments. Changes in cash from operating activities are primarily the result of the net losses or income generated and changes in working capital, primarily increases and decreases in accounts receivable, accounts payable, and deferred revenues. The OnScreen24 and ArticuLearn operations required significant funding from the Company. The liquidation of both these subsidiaries, as well as the completion of the Company's restructuring efforts, will improve the cash requirements from operations. The Company eliminated its cash burn during the fourth quarter of fiscal 2001 and management believes the Company is in the position to generate cash from operations in fiscal 2002. Included in net income for fiscal 2000 was the favorable settlement of litigation in which the Company received $44.5 million in cash and securities (see "Non-recurring events").

         Cash provided by investing activities was $0.5 million in fiscal 1999; cash used in investing activities was $32.3 million in fiscal 2000; and cash provided by investing activities was $21.9 million in fiscal 2001. During the year ended July 31, 2001, the Company owned common stock shares of Accord Networks ("Accord"), a networking equipment manufacturer, which were converted to Polycom, Inc. ("Polycom") common stock shares as a result of Polycom's acquisition of Accord. The cash provided by investing activities in fiscal 2001 was primarily due to the proceeds received from the sale of the Polycom and Accord shares and other short-term investments. During fiscal 2000, the cash used in investing activities was primarily from the investment of cash received from the settlement of litigation (see "Non-recurring events"). Investments were also made in additional property and equipment and capitalized research and development. During fiscal 1999, the cash used in investing activities was spent primarily to complete the acquisition of property and equipment and to capitalize the costs associated with the research and development of our visual communication software. These expenditures were partially offset by the net sale and maturity of short-term investments.

         Cash provided by financing activities was $8.0 million in fiscal 1999; cash used in financing activities was $11.0 million in fiscal 2000; and cash used in financing activities was $0.6 million in fiscal 2001. Cash used in financing activities during fiscal 2001 primarily relates to the Company settling its remaining notes payable. As of July 31, 2001, the Company did not have any outstanding debt. Cash used in financing activities for the year ended July 31, 2000 relates to the repayment of cash borrowed under the line of credit and payment on notes payable. Cash provided by financing activities for the year ended July 31, 1999 relates to borrowings under our line of credit and was offset by the purchase of treasury stock and payments on notes payable.

         During fiscal 1999 we initiated a stock repurchase program and repurchased 526,000 shares of the Company's Common Stock for $2.3 million. The repurchased shares were used to fulfill requirements for the Company's stock including stock option exercises or stock issuances under business combination transactions. In April 2001 we announced a stock repurchase program to purchase up to two million shares of the Company's stock. During fiscal 2001 the Company repurchased 87,400 shares for $0.1 million, including fees. We anticipate repurchasing additional shares during fiscal 2002, depending on the Company's cash position, market conditions and other factors.

         Forgent's principal sources of liquidity at July 31, 2001 consist of $22.0 million of cash, cash equivalents and short-term investments, and the ability to generate cash from operations. The $22.0 million includes $1.7 million in stock of Polycom, a networking equipment manufacturer. We have recorded the related unrealized gain of $1.5 million as part of other comprehensive income and included the asset as part of short-term investments on our Consolidated Balance Sheet at July 31, 2001. The 76,625 shares of Polycom were sold during the first quarter of fiscal 2002 under a cash flow hedge and resulted in a cash inflow of $1.8 million. Our capital budget for fiscal 2001 was $3.0 million, which was not fully utilized as we reduced capital expenditures. Our capital budget for fiscal 2002 is $2.0 million, which will be used principally to invest in development tools, sales and marketing demonstration equipment, and on going operational requirements.

         In March 2000, we repaid the outstanding balance on our line of credit with a banking syndicate. At July 31, 2001, we did not have a line of credit in place. Based on the Company's strong cash position, management does not anticipate acquiring any additional lines of credit in the near future.

Legal Matters

         Forgent is the defendant or plaintiff in various actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Since the standard recognizes goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are evaluated at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives, but without constraint of an arbitrary ceiling. Effective August 1, 2001, the Company chose early adoption of SFAS No. 142 and anticipates an annual expense reduction of $1.3 million.

         On August 31, 2000 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the Consolidated Balance Sheet with changes in fair value recorded in the Consolidated Statement of Operations.

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

         During fiscal 2001 the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. The changes in these contracts are reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. These hedges were recorded at fair value on the Consolidated

Balance Sheet, under the caption short-term investments and will result in a $1.7 million reclass from other comprehensive income to earnings in first quarter fiscal 2002.

         In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and presents guidance for disclosures related to revenue recognition policies. Forgent adopted SAB 101 during the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on our revenue recognition policies.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation did not have a material effect on our results of operations or financial position.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

         Certain portions of this report contain forward-looking statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements. Whenever possible, Forgent attempted to identify these forward-looking statements with the words "believes," "estimates," "plans," "expects," "anticipates" and other similar expressions. These statements reflect management's current plans and expectations that rely on a number of assumptions and estimates that are subject to risks and uncertainties including, but not limited to our ability to execute the business strategy as outlined above, rapid changes in technology, unexpected changes in customer order patterns or order mix, the intensity of competition, economic conditions, the cost and availability of certain key components, pricing pressures, interest rates fluctuations, changes in the capital markets, litigation involving intellectual property, changes in tax and other laws and governmental rules applicable to Forgent's business and other risks indicated in Forgent's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company's control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We identify our principal market risks as interest rate risk related to short-term investments and the market value of our Polycom investment (see Liquidity and capital resources). Interest rate exposure with regard to our investments is minor due to the short-term nature of our investments. We previously invested in Accord Networks ("Accord") an Israeli-based manufacturer of networking equipment. In June of 2000, Accord filed an initial public offering on the NASDAQ stock exchange in which VTEL was apportioned 1.3 million shares. In February 2001, Accord was acquired by Polycom and VTEL's investment in Accord converted to 399,000 shares of Polycom. The company sold 246,000 shares and then entered into a cash flow hedge to ensure a minimum level of cash flow from the 153,000 remaining shares. These hedges settled in July and October 2001, resulting in net cash flows of $1.8 and $1.8 million, respectively.

Foreign Exchange Risk

         Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, we historically utilized forward contracts to hedge our foreign currency exposure on firm commitments. The principal currencies hedged during fiscal years 1999, 2000 and 2001 were the Euro and Australian dollar. The amount of unrealized gain or (loss) related to these contracts was ($18,000), $38,000 and $0 for fiscal years 1999, 2000 and 2001, respectively. As of July 31, 2001 the Company held no foreign currency contracts.

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Auditors and Accountants                                                           20

Financial Statements:

      Consolidated Balance Sheets as of July 31, 2000 and 2001                                            22

      Consolidated Statements of Operations for the years ended
           July 31, 1999, 2000 and 2001                                                                   23

      Consolidated Statements of Changes in Stockholders' Equity for the
           years ended July 31, 1999, 2000 and 2001                                                       24

      Consolidated Statements of Cash Flows the years ended July 31, 1999, 2000 and 2001                  25

      Notes to Consolidated Financial Statements                                                          26

Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts                                                     48

      Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Stockholders of VTEL Corporation

         We have audited the accompanying consolidated balance sheets of VTEL Corporation as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule as of and for the fiscal years ended July 31, 2001 and 2000 listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTEL Corporation at July 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the fiscal years ended July 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP

Austin, Texas
September 18, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of VTEL Corporation


In our opinion, the consolidated statements of operations, changes in stockholders' equity and of cash flows for the year ended July 31, 1999 (listed in the accompanying index) present fairly, in all material respects, the results of operations and cash flows of VTEL Corporation and its subsidiaries for the year ended July 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of VTEL Corporation for any period subsequent to July 31, 1999.






PricewaterhouseCoopers LLP

Austin, Texas
September 24, 1999

VTEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                  JULY 31,
                                                             2000          2001
                                                          ----------    ----------
ASSETS
Current assets:
     Cash and equivalents                                 $    6,868    $   15,848
     Short-term investments                                   39,742         6,128
     Accounts receivable, net of allowance for doubtful
       accounts of $888 and $1,089 at
       July 31, 2000 and July 31, 2001, respectively          23,368        13,820
     Inventories                                               1,530         1,324
     Prepaid expenses and other current assets                 1,803         1,355
                                                          ----------    ----------
         Total current assets                                 73,311        38,475

Property and equipment, net                                   16,677         9,500
Intangible assets, net                                        11,994        10,617
Capitalized software                                           2,381         2,998
Other assets                                                   1,022           616
Net assets from discontinued operations                       17,754         7,134
                                                          ----------    ----------
                                                          $  123,139    $   69,340
                                                          ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $   14,957    $    9,594
     Accrued compensation and benefits                         4,379         3,636
     Other accrued liabilities                                 3,981         2,652
     Notes payable, current portion                              610            --
     Deferred revenue                                         11,886         8,802
                                                          ----------    ----------
         Total current liabilities                            35,813        24,684

Long-term liabilities:
     Other long-term obligations                               4,665         3,034
                                                          ----------    ----------
         Total long-term liabilities                           4,665         3,034

Commitments and contingencies                                     --            --

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000
       authorized; none issued or outstanding                     --            --
     Common stock, $.01 par value; 40,000 authorized;
       24,847 and 24,889 issued at July 31, 2000
       and July 31, 2001, respectively                           248           249
     Treasury stock                                               --          (108)
     Additional paid-in capital                              261,712       261,713
     Accumulated deficit                                    (189,368)     (221,908)
     Unearned compensation                                        (4)           --
     Accumulated other comprehensive income                   10,073         1,676
                                                          ----------    ----------
         Total stockholders' equity                           82,661        41,622
                                                          ----------    ----------
                                                          $  123,139    $   69,340
                                                          ==========    ==========

                   The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                     FOR THE
                                                               YEARS ENDED JULY 31,
                                                           1999        2000        2001
                                                         --------    --------    --------
REVENUES:
  Services                                               $ 29,698    $ 27,217    $ 25,368
  Integration and other                                    16,384      18,009      12,801
                                                         --------    --------    --------
     TOTAL REVENUES                                        46,082      45,226      38,169
                                                         --------    --------    --------

COST OF SALES:
  Services                                                 18,438      18,697      18,702
  Integration and other                                    10,759      13,612      11,166
                                                         --------    --------    --------
     TOTAL COST OF SALES                                   29,197      32,309      29,868
                                                         --------    --------    --------

  GROSS MARGIN                                             16,885      12,917       8,301
                                                         --------    --------    --------

OPERATING EXPENSES:
  Selling, general and administrative                      18,296      19,175      19,652
  Research and development                                     --       8,456       7,439
  Write-down of impaired assets                                --       7,361       1,147
  Amortization of intangible assets                         1,271       1,443       1,376
  Restructuring expense                                       936          --          --
                                                         --------    --------    --------
     TOTAL OPERATING EXPENSES                              20,503      36,435      29,614
                                                         --------    --------    --------

  LOSS FROM OPERATIONS                                     (3,618)    (23,518)    (21,313)
                                                         --------    --------    --------

OTHER INCOME (EXPENSES):
  Interest income                                             792       1,186       1,222
  Non-recurring events                                         --      44,501          --
  Gain on investment                                           --          --       6,514
  Loss on disposal of assets                                   --          --      (1,453)
  Interest expense and other                                 (723)     (1,431)        222
                                                         --------    --------    --------
     TOTAL OTHER INCOME (EXPENSES)                             69      44,256       6,505
                                                         --------    --------    --------

(Loss) income before income taxes                          (3,549)     20,738     (14,808)

Benefit (provision) for income taxes                           50        (613)        304
                                                         --------    --------    --------

   (LOSS) INCOME FROM CONTINUING OPERATIONS                (3,499)     20,125     (14,504)
                                                         --------    --------    --------

Loss from discontinued operations, net of income taxes    (12,066)    (17,828)    (16,916)
Loss on disposal, net of income taxes                          --          --      (1,120)
                                                         --------    --------    --------

   NET (LOSS) INCOME                                     $(15,565)   $  2,297    $(32,540)
                                                         ========    ========    ========


Basic (loss) income per share                            $  (0.66)   $   0.09    $  (1.31)
                                                         ========    ========    ========

Diluted (loss) income per share                          $  (0.66)   $   0.09    $  (1.31)
                                                         ========    ========    ========

Weighted average shares outstanding:
  Basic                                                    23,509      24,530      24,878
                                                         ========    ========    ========
  Diluted                                                  23,509      25,044      24,878
                                                         ========    ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands)

--------------------------------------------------------------------------------


                                     COMMON STOCK                                                ACCUMULATED
                                  ------------------  ADDITIONAL                                    OTHER         TOTAL
                                  NUMBER OF            PAID-IN     ACCUMULATED     UNEARNED     COMPREHENSIVE  STOCKHOLDERS'
                                   SHARES     AMOUNT   CAPITAL       DEFICIT     COMPENSATION   INCOME (LOSS)     EQUITY
                                  ---------   ------  ----------   -----------   ------------   -------------  -------------
BALANCE AT JULY 31, 1998             23,227   $  232  $  256,594   $  (175,455)  $        (76)  $         (37) $      81,258
  Proceeds from stock issued
    under employee plans                 47        1         103            --             --              --            104
  Purchase of treasury stock           (526)      --      (2,265)           --             --              --         (2,265)
  Issuance of treasury stock
    under employee plans                357       --       1,438          (645)            --              --            793
  Treasury stock issued for
    acquisition                         169       --         826            --             --              --            826
  Common stock issued for
    acquisitions                      1,149       11       2,596            --             --              --          2,607
  Warrants issued in legal
    settlement (Note 13)                 --       --          52            --             --              --             52
  Stock subscriptions receivable         --       --         150            --           (150)             --             --
  Unearned compensation                  --       --         563            --           (563)             --             --
  Amortization of unearned
    compensation                         --       --          --            --            254              --            254
Net loss                                 --       --          --       (15,565)            --              --             --
Foreign currency translation
  adjustment                             --       --          --            --             --             (45)            --
  Comprehensive Loss                     --       --          --            --             --              --        (15,610)
                                  ---------   ------  ----------   -----------   ------------   -------------  -------------
BALANCE AT JULY 31, 1999             24,423      244     260,057      (191,665)          (535)            (82)        68,019
  Proceeds from stock issued
    under employee plans                592        6       2,234                                                       2,240
  Receipts from stock
   subscriptions receivable                                                               150                            150
  Forfeiture of stock
   held in escrow                      (150)      (2)       (324)                                                       (326)
  Amortization of
   unearned compensation                                                                  126                            126
  Forfeiture of
   unearned compensation                (18)                (255)                         255                             --
Net income                                                               2,297                                            --
Change in unrealized gain/loss on
  available-for-sale securities                                                                        10,003             --
Foreign currency
  translation adjustment                                                                                  152             --
  Comprehensive Income                                                                                                12,452
                                  ---------   ------  ----------   -----------   ------------   -------------  -------------
BALANCE AT JULY 31, 2000             24,847      248     261,712      (189,368)            (4)         10,073         82,661
  Proceeds from stock issued
   under employee plans                 131        1         174                                                         175
  Purchase of Treasury Stock            (87)                (108)                                                       (108)
  Net shares received in
   settlement                            (2)                (173)                                                       (173)
  Amortization of
   unearned compensation                                                                    4                              4
  Net Shares received in
   settlement
Net income                                                             (32,540)
Change in unrealized gain/loss on
  available-for-sale securities                                                                        (8,462)
Foreign currency
  translation adjustment                                                                                   65
  Comprehensive Income                                                                                               (40,937)
                                  ---------   ------  ----------   -----------   ------------   -------------  -------------
BALANCE AT JULY 31, 2001             24,889   $  249  $  261,605   $  (221,908)  $         --   $       1,676  $      41,622
                                  =========   ======  ==========   ===========   ============   =============  =============


                   The accompanying notes are an integral part of these consolidated financial statements.

VTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

--------------------------------------------------------------------------------


                                                                     FOR THE YEARS ENDED JULY 31,
                                                                   1999          2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income from continuing operations                $   (3,499)   $   20,125    $  (14,504)
    Adjustments to reconcile net (loss) income from
    continuing operations to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                10,855         9,721         8,624
       Impairment of long-lived assets                                  --         7,361            --
       Provision for doubtful accounts                                 436           474           468
       Amortization of unearned compensation                           254           126             4
       Foreign currency translation gain                                88           267            46
       (Gain) loss on sale of fixed assets                            (132)          271         2,600
       Changes in operating assets and liabilities:
          Accounts receivable                                        2,206        14,449         9,080
          Inventories                                                  536           673           206
          Prepaid expenses and other current assets                    220           410           448
          Accounts payable                                          (5,539)       (3,418)       (5,364)
          Accrued expenses and other long term obligations          (2,967)          551        (2,535)
          Deferred revenue                                            (178)        1,045        (4,009)
                                                                ----------    ----------    ----------
          Net cash provided by (used in) operating activities        2,280        52,055        (4,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                           (150,828)     (199,748)      (98,510)
    Sales and maturities of short-term investments                 161,004       175,048       123,663
    Purchases of property and equipment                             (6,993)       (3,888)       (2,763)
    Sales of property and equipment                                  1,441            --            56
    Cash paid for acquired assets                                     (231)           --
    (Issuance) collection of notes receivable                         (750)           84           (16)
    Increase in capitalized software                                (3,064)       (3,945)         (617)
    (Increase) decrease in other assets                                (67)          132            81
                                                                ----------    ----------    ----------
          Net cash provided by (used in) investing activities          512       (32,317)       21,894

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                                104         2,240           175
    Purchase of treasury stock                                      (2,265)           --          (108)
    Proceeds from the sale of treasury stock                           793            --            --
    Borrowings under line of credit agreements                      11,200            --            --
    Payments on line of credit agreements                               --       (11,200)           --
    Payments on notes payable                                       (1,835)       (2,178)       (1,500)
    Proceeds from notes payable                                         --            --           852
    Receipts from stock subscription receivable                         --           150            --
                                                                ----------    ----------    ----------
          Net cash provided by (used in) financing activities        7,997       (10,988)         (581)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Net cash used in discontinued operations                       (18,042)       (9,572)       (7,416)

Effect of translation exchange rates on cash                          (133)         (115)           19
                                                                ----------    ----------    ----------
Net (decrease) increase in cash and equivalents                     (7,386)         (937)        8,980

Cash and equivalents at beginning of period                         15,191         7,805         6,868
                                                                ----------    ----------    ----------
Cash and equivalents at end of period                           $    7,805    $    6,868    $   15,848
                                                                ==========    ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                   $      775    $      954    $      134
Income taxes paid                                                       --           434           129
Non-cash transactions
Stock issued for acquired assets                                     3,433            --            --
Notes payable issued for acquired asset                              4,373            --            --
Issuance of stock warrants and note in legal settlement                302            --            --
Issuance of restricted stock to employees                              563            --            --
Net shares received in settlement                                       --            --          (173)

                   The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

1.       THE COMPANY

         VTEL Corporation, doing business as Forgent Corporation (Forgent, the Company, we or our), visually enables broadband networks through our existing expertise by providing top-rate services to the visual communications industry, regardless of brand, and by developing neutral network management software for rich media networks. Forgent's services and software are designed to improve industry wide multi-vendor platform interoperability as well as improve video network management and reliability standards throughout the industry.

         On August 23, 2000, the Company announced a new business charter that is intended to shift its core business model from the manufacture of videoconferencing endpoints to a provider of premier enterprise solutions and services for visually enabling broadband networks. The Company's vast experience in the industry indicated that videoconferencing would not reach the broad-based market appeal necessary for overall growth through the production of videoconferencing endpoints alone. We will leverage our service and software expertise in the deployment and management of videoconferencing endpoints by continuing to actively market our ability to integrate, install and service a wide offering of third-party products, including the products of companies that were traditional competitors when our focus was hardware.

         Management has decided to focus our efforts on our Solutions business and to exit our Products business. Therefore, we announced in May 2001 that the Company intended to sell its Products business unit and rename the remaining Solutions business unit as Forgent Corporation, subject to the execution and consummation of a sale agreement and shareholder approval. The Company executed the sale agreement in early October 2001 and is intending to submit the sale of the Products business to our shareholders at our 2001 annual meeting. To facilitate the change, special attention is being paid to improving the interoperability of all the components in a broadband video network, to expanding the Company's current interoperability labs to create a center of excellence for standards testing and integration and to developing and introducing enterprise videoconferencing software that provides a high level of manageability, reliability and ease-of-use for existing and new enterprise systems. We believe we must provide network software and services that will support the vast amount of visual communication applications that are becoming possible with increased bandwidth. Furthermore, the development and expansion of our consulting and services competencies is focused upon ultimately transforming the majority of our revenue base from endpoint products to a software and solutions centric provider. We feel that refocusing our efforts will provide the greatest opportunity for long-term success for Forgent and its shareholders.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the loss from discontinued operations, the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, warranty reserves, the valuation allowance for the gross deferred tax asset, contingency reserves, lives of fixed assets, the amortization period for intangible assets and the determination of the fair value of its long-lived assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

         Revenue Recognition

         Service and integration revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the customer. Revenues for extended warranty contracts are recorded over the contract period. Customer prepayments are deferred until services have been rendered and there are no significant further obligations to the customer. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, service delivery has occurred, fee is fixed or determinable, and collectibility is probable.

         Warranty Costs

         Forgent generally warrants against software defects for ninety days from the date of installation. Additionally, the Company guarantees its products against hardware defects for one year from the date of installation, but not to exceed fifteen months from date of shipment. The Company provides currently for the estimated costs which may be incurred in the future under the warranty program.

         Software Development Costs

         Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Amortization of capitalized software begins upon initial product shipment. Software development costs are amortized over the estimated life of the related product (generally thirty months), using the straight-line method.

         The Company capitalized internal software development costs of $3,064, $3,945, and $617 for the years ended July 31, 1999, 2000, and 2001, respectively. No amortization of such costs was recorded for the years ended July 31, 1999, 2000, and 2001, respectively. In addition, during the year ended July 31, 2000 management made the decision to discontinue further development efforts and abandoned certain projects previously capitalized. The resulting charge of $5,120 was included in the write-down of impaired assets during the year ended July 31, 2000 (see Note 13).

         Cash and Equivalents

         Cash and equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased.

         Short-term Investments

         Short-term investments are carried at market value. Short-term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities, commercial paper, and equity securities, and all mature within one year of July 31, 2000 and 2001. The carrying amounts of the Company's short-term investments at July 31, 2000 and 2001 are as follows:

                               2000                  2001
                                    MARKET                MARKET
                          COST      VALUE       COST      VALUE
Corporate obligations   $ 27,719   $ 27,719   $  4,445   $  4,445
Equity securities            731     10,734        142      1,683
Other                      1,289      1,289         --         --
                        --------   --------   --------   --------
                        $ 29,739   $ 39,742   $  4,587   $  6,128
                        ========   ========   ========   ========

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------


         The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 2000 and 2001, all investment securities are classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expense on the Consolidated Statements of Operations. Gross unrealized gains on available-for-sale securities were $10.0 million and $1.5 million at July 31, 2000 and 2001, respectively. The Company realized $6.5 million in gains during fiscal 2001, and had $1.9 million in unrealized losses as of July 31, 2001.

         Inventories

         Inventories are stated at the lower of cost (weighted average cost which approximates the first-in, first-out method) or market. Cost includes the acquisition of purchased components, parts and sub-assemblies, labor and overhead.

         Property and Equipment

         Property and equipment is recorded at cost. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems, and engineering, and is recorded at manufactured cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years, over the lease term, or over the life of the improvement of the respective assets, as applicable. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic lives of property and equipment and makes adjustments according to the latest information available.

         Intangible Assets

         Intangible assets include the goodwill that resulted from various acquisitions by the Company (see Note 4). Amortization periods for the intangible assets associated with these acquisitions range from 8 to 15 years. Appropriate adjustments, if any, to the intangible assets will be based upon such periodic evaluation. Accumulated amortization of intangibles was $3.8 million, $5.2 million and $6.2 million at July 31, 1999, 2000, and 2001, respectively.

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

         In order to manage the Company's exposure to foreign currency exchange rate fluctuations related to the European Euro and the Australian Dollar, management utilized forward currency exchange contracts. Since these forward contracts were used to hedge foreign currency exposures, the net cash amounts paid or received on the

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

contracts were accrued and recognized as an adjustment to currency translation adjustments in the statement of operations. Management ceased utilizing forward currency exchange contracts effective July 31, 2001.

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

         Concentration of Credit Risk

         The Company sells its services to various companies across several industries, including third-party resellers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secured transactions when deemed necessary.

         Fair Value of Financial Instruments

         The fair value of the Company's foreign currency forward contracts at July 31, 2000 were based on quoted market rates. The carrying amount of short-term investments approximates fair value because of the short maturity and nature of these instruments. The Company places its cash in investment quality financial instruments and limits the amount invested in any one institution or in any type of instrument. The Company has not experienced any significant losses on its investments.

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

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Since the standard recognizes goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

but are evaluated at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives, but without constraint of an arbitrary ceiling. Effective August 1, 2001, the Company chose early adoption of SFAS No. 142 and anticipates an annual expense reduction of $1.3 million.

         On August 31, 2000 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the Consolidated Balance Sheet with changes in fair value recorded in the Consolidated Statement of Operations.

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

         During fiscal 2001 the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. The changes in these contracts are reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. These hedges were recorded at fair value on the Consolidated Balance Sheet, under the caption short-term investments and will result in a $1,674 reclass from other comprehensive income to earnings in first quarter fiscal 2002.

         In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and presents guidance for disclosures related to revenue recognition policies. Forgent adopted SAB 101 during the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on our revenue recognition policies.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation did not have a material effect on our results of operations or financial position.

3.       NON-RECURRING EVENTS

          On March 3, 2000 the Company settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas, which VTEL had previously initiated against five former employees who left VTEL in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Pursuant to the settlement agreement, the former employees of VTEL paid
$2.5 million in cash and delivered to VTEL 301 shares of common stock of Polycom, Inc. in settlement of the claims asserted by VTEL. These shares were sold during fiscal 2000 for $33.7 million, net of settlement costs. The parties agreed to dismiss all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, VTEL voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

         On March 3, 2000, the Company granted non-exclusive licenses to Polycom, Inc. ("Polycom") to use three of its patented technologies, and Polycom paid a one time fee of $8.3 million to VTEL as a fully paid up royalty in exchange for such license. In turn and without any payments by VTEL, Polycom also has granted VTEL a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties have access to specified distinctive technologies of the other for use in their product offerings.

4.       ACQUISITIONS

         On March 9, 1999, the Company acquired substantially all of the assets of Vosaic LLC, an Internet video software and technology company for $3,200 in cash, stock and warrants. The transaction was accounted for as a purchase of assets. The acquisition involved the issuance of 1,149 shares (equivalent to approximately 5% of the outstanding shares of the Company's stock as of March 9,
1999). The common shares were registered with the Securities Exchange Commission on May 14, 1999. Of these shares, 200 were to be held in escrow and an additional, 350 warrants were to remain unearned pending the completion of certain obligations by Vosaic. During fiscal 2000, the Company and Vosaic entered into a settlement agreement pursuant to which 90 of the escrowed shares were released to Vosaic and 110 shares and all of the warrants were cancelled.

5.       INVENTORIES

         Inventories consist of the following:

                                         JULY 31,
                                       2000     2001
Raw materials                         $1,238   $  720
Work-in-process                           67      442
Finished goods                            11       --
Finished goods held for evaluation,
  rental, loan agreements, etc           214      162
                                      ------   ------
                                      $1,530   $1,324
                                      ======   ======

         Finished goods held for evaluation consist of completed digital visual communication systems used for demonstration and evaluation purposes.

6.       PROPERTY AND EQUIPMENT

         Property and equipment and related depreciable lives are composed of the following:

                                                      JULY 31,
                                                   2000        2001
Furniture, machinery and equipment, 2-10 years   $ 21,100    $ 11,822
Internal support equipment, 2-4 years               5,478       1,140
Customer service assets, 4-8 years                  9,578       3,738
Leasehold improvements, lease term or
 Life of the improvement                            7,741       5,340
                                                 --------    --------
                                                   43,897      22,040
Less accumulated depreciation                     (27,220)    (12,540)
                                                 --------    --------
                                                 $ 16,677    $  9,500
                                                 ========    ========

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

         Capital leases of $1,140 and $575 for the years ended July 31, 2000 and 2001, respectively, are included in the "Leasehold improvements, lease term, or life of the improvement" amounts above. The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statement of Operations. Depreciation and amortization expense relating to property and equipment was approximately $8,999, $4,060 and $5,354 for the years ended July 31, 1999, 2000 and 2001, respectively.

7.       RESTRUCTURING ACTIVITIES

         On August 23, 2000, the Company announced a new business charter and the restructuring of its organization. The new business charter was intended to execute a change in business strategy that leverages Forgent's services and systems integration capabilities in order to become the industry leader in providing visual communication solutions over broadband enterprise networks. The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce and the consolidation of leased office space in its Austin, Texas headquarters, as well as in Sunnyvale, California and other remote facilities. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business strategy. The Company completed all terminations by January 31, 2001. During fiscal 2001, the Company recorded a restructuring charge of $1,708, all of which is included in the loss from discontinued operations.

8.       NOTES PAYABLE

         Notes payable at July 31, 2000 consist of the following:

                                                                     2000
Notes payable to the vendor of the Company's Enterprise Resource
   Planning System in quarterly and annual installments through
   October 2000, bearing interest at rates ranging from 7.22% to
   8.50%                                                           $  304
Other                                                                 306
                                                                   ------
                                                                      610

Less: current maturities                                             (610)
                                                                   ------
Long-term notes payable                                            $   --
                                                                   ======

During fiscal 2001, the Company paid its remaining notes payable and at July 31, 2001, the Company did not have any notes payable.

9.       LINE OF CREDIT

         In March 2000, the Company repaid the outstanding balance on its line of credit with a banking syndicate. At July 31, 2001, the Company did not have a line of credit in place and does not expect to obtain a new line of credit in fiscal 2002.

10.      STOCKHOLDERS' EQUITY

         Share Repurchase Program

         During fiscal 1999, the Company initiated a stock repurchase program and repurchased 526 shares of its Common Stock for $2,265. The repurchased shares have been used to fulfill requirements for stock option exercises or stock issuances under business combination transactions.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------
During fiscal 2001, the Company repurchased an additional 87 shares of its Common Stock for $108. These purchased shares remained in treasury as of the end of fiscal 2001.

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

         The Company applies APB No. 25 and related interpretations in accounting for its stock option plans for grants to employees. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices that are below the market price on the measurement date. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income
(loss) per share would have been reflected by the following pro forma amounts for the years ended July 31, 1999, 2000 and 2001:

                                                                       1999           2000            2001
      Net income (loss)                            As reported       $(15,565)       $ 2,297        $(32,540)
                                                   Pro forma         $(20,023)       $(1,930)       $(35,471)
      Basic and diluted net income (loss) per
      common share                                 As reported       $  (0.66)       $  0.09        $  (1.31)
                                                   Pro forma         $  (0.85)       $ (0.08)       $  (1.43)

         The pro forma effect on net income (loss) for 2001, 2000 and 1999 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants issued prior to 1996.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants the years ended July 31, 1999, 2000 and 2001:


                                                  1999            2000             2001
      Dividend yield                                --              --               --
      Expected volatility                        67.67%          70.86%             73.57%
      Risk-free rate of return                    6.14%           6.13%              4.95%
      Expected life                            6.26 years      7.36 years            7.41 years

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

         The following table summarizes activity under all Plans for the years ended July 31, 1999, 2000 and 2001.

                                             1999                       2000                      2001
                                                  WEIGHTED                   WEIGHTED                  WEIGHTED
                                                  AVERAGE                    AVERAGE                   AVERAGE
                                     SHARES       EXERCISE      SHARES       EXERCISE     SHARES       EXERCISE
                                     (000'S)       PRICE        (000'S)       PRICE       (000'S)       PRICE
                                   ----------    ----------   ----------    ----------   ----------   ----------
Outstanding at the
  beginning of the year                 3,938    $     8.65        4,548    $     7.11        3,999   $     5.39

    Granted                             1,818          3.40        1,436          4.47        1,527         1.29
    Exercised                            (134)         2.34         (437)         4.40           (3)        1.10
    Canceled                           (1,074)         7.05       (1,548)         9.89       (1,910)        3.88
                                   ----------                 ----------                 ----------
Outstanding at the
  End of the year                       4,548    $     7.11        3,999    $     5.39        3,613   $     4.45
                                   ==========                 ==========                 ==========

Options exercisable at
  Year end                              4,457    $     7.04        3,945    $     5.41        3,563   $     4.47
                                   ==========                 ==========                 ==========

Weighted average fair
value of options granted
  during the year                                $     2.48                 $     3.28                $     0.95

                                      OPTIONS OUTSTANDING
                                           WEIGHTED-       WEIGHTED-           OPTIONS EXERCISABLE
                           NUMBER           AVERAGE         AVERAGE         NUMBER            WEIGHTED-
RANGE OF EXERCISE      OUTSTANDING AT      REMAINING       EXERCISE     EXERCISABLE AT     AVERAGE EXERCISE
     PRICES             JULY 31, 2001   CONTRACTUAL LIFE     PRICE       JULY 31, 2001          PRICE
-----------------      --------------   ----------------   ---------    --------------    ------------------
 $ 0.30 - $ 1.29            1,198           9.85 years      $ 1.19           1,188             $1.19
   1.34 -   4.38              898           7.21              2.84             858              2.83
   4.46 -   6.25              849           6.88              5.57             849              5.57
   6.38 -  20.56              668           3.40             11.03             668             11.03
 ---------------            -----                                            -----
 $ 0.30 - $20.56              613                           $ 4.45           3,563             $4.47
 ===============            =====                                            =====

         Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed. At July 31, 2001, options to purchase 1,775 shares were vested. At July 31, 2001, no unvested options had been exercised.

         Employee Stock Purchase Plan

         On April 29, 1993, VTEL adopted an Employee Stock Purchase Plan ("Employee Plan") which enables all employees to acquire VTEL stock under the plan. The Employee Plan authorizes the issuance of up to 950 shares of VTEL's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 203 shares, 155 shares, and 103 shares respectively, for the years ended July 31, 1999, 2000 and 2001.

         Restricted Stock Plan

         On December 17, 1998, the Company adopted a restricted stock plan (the "1998 Plan"). The 1998 Plan authorizes the issuance of up to 1,000 shares of VTEL's Common Stock to be used to reward, incent and retain employees. Shares of restricted stock issued under the 1998 Plan were 80 for the year ended July 31, 1999. No shares were issued under the 1998 Plan in fiscal 2000 or 2001.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

11.      DEFINED CONTRIBUTION PLAN

         The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $83 for the year ended July 31, 2001 and $176 for a portion of the year ended July 31, 2000. No matching contributions were made in fiscal 1999. These contributions were recorded as expense in the consolidated statement of operations.

12.      EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 1999, 2000 and 2001:

                                                 1999       2000        2001
Weighted average shares
   outstanding - basic                           23,509     24,530      24,878

Effect of dilutive stock options                     --        514          --
                                               --------   --------    --------

Weighted average shares
   Outstanding - diluted                         23,509     25,044      24,878
                                               ========   ========    ========

Antidilutive securities                           4,457      2,576       3,613
                                               ========   ========    ========

Basic (loss) income earnings per share -
   from continuing operations                  $   (.15)  $    .82    $   (.58)

Basic (loss) income earnings per share -
   from discontinued operations                    (.51)      (.73)       (.73)
                                               --------   --------    --------
Basic (loss) income earnings per share -
   total                                          (0.66)      0.09       (1.31)
                                               ========   ========    ========
Diluted (loss) income earnings per share -
   from continuing operations                  $   (.15)  $    .80    $   (.58)

Diluted (loss) income earnings per share -
   from discontinued operations                    (.51)      (.71)       (.73)
                                               --------   --------    --------
Diluted (loss) income earnings per share -
   total                                           (.66)       .09       (1.31)
                                               ========   ========    ========

13.      WRITE-DOWN OF IMPAIRED ASSETS

         During fiscal year 2001 management implemented a strategy to divest all non-core operations to focus on returning to profitability. Therefore, the Company folded its OnScreen24 subsidiary's operations back into the core business. OnScreen24 primarily operated from our property in Sunnyvale, California. During the third fiscal quarter the Company sold its equity interest in the real estate lease for $500 and recorded a related $1.1 million impairment for the leasehold improvements at the Sunnyvale facility. The $1.1 million impairment in fiscal 2001 was all related to continuing operations.

          As a result of the New Charter announced in August 2000, we reviewed certain long-lived assets including property, plant and equipment, goodwill and other intangibles and capitalized software, to evaluate the recoverability of these assets pursuant to Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The evaluation indicated that the future undiscounted cash flows related to certain long-lived assets were below the carrying value of the assets associated with their future operations. Further, the closure of certain foreign offices and the termination of the software capitalization projects resulted in the identification of only minimal future cash flows. During the fourth quarter of fiscal 2000, we adjusted the long-lived assets associated with our manufacturing operations and the long-lived assets related to the foreign operations and capitalized software. We calculated the fair value for the long-lived assets based on anticipated future cash flows discounted at a rate commensurate with the risk involved, which resulted in a non-cash impairment charge of $14.1 million. This impairment loss was recorded on the consolidated statement of operations as follows:

                                 CONTINUING    DISCONTINUED      TOTAL
                                 OPERATIONS     OPERATIONS     IMPAIRMENT
Capitalized Software            $      5,120   $        664   $      5,784
Property, plant and equipment          1,909          3,983          5,892
Intangible Assets                        332          1,908          2,240
Other                                     --            156            156
                                ------------   ------------   ------------
                                $      7,361   $      6,711   $     14,072
                                ============   ============   ============

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

The remaining useful lives of certain assets were shortened and thus, depreciation and amortization for these assets will be higher in subsequent fiscal years.

14.      FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 1999, 2000 and 2001:

                        1999      2000      2001
Current:
      Federal          $   --    $  416    $ (257)
      State               (50)      197       (47)
                       ------    ------    ------
      Total current       (50)      613      (304)

Deferred:
      Federal              --        --        --
      State                --        --        --
                       ------    ------    ------
      Total deferred       --        --        --

                       ------    ------    ------
                       $  (50)   $  613    $ (304)
                       ======    ======    ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at July 31, 2000 and 2001 are as follows:

                                                       2000        2001
DEFERRED TAX ASSETS:
     Net operating loss carryforwards                $ 35,447    $ 51,628
     Research and development credit carryforwards      5,403       5,802
     Minimum tax credit carryforwards                     525         286
     Inventory and warranty provisions                  1,359         651
     Charitable contributions                              52          56
     Compensation accruals                                309         415
     Deferred revenue                                     882         555
     Allowance for receivables                            191         272
     Impaired assets                                    4,378         246
     Other                                                400         105
                                                     --------    --------
                                                       48,946      60,016
                                                     --------    --------

DEFERRED TAX LIABILITIES:
     Capitalized software                                (199)         (9)
     Accumulated depreciation                            (974)     (1,055)
                                                     --------    --------
                                                       (1,173)     (1,064)
                                                     --------    --------

Net deferred tax assets                                47,773      58,952
Valuation allowance                                   (47,773)    (58,952)
                                                     --------    --------
                                                     $     --    $     --
                                                     ========    ========

         At July 31, 2001, the Company had federal net operating loss carryforwards of $139,535, research and development credit carryforwards of $5,802, and alternative minimum tax credit carryforwards of $286. The net operating loss and credit carryforwards will expire in varying amounts from 2002 through 2021, if not utilized.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiaries of $5,331 are available to offset future foreign taxable income. However, significant permanent limitations may apply to the use of these losses based upon laws of the foreign tax jurisdictions.

         As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. Also, due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 1999, 2000, and 2001. The valuation allowance increased by $11,180 during the year ended July 31, 2001.

The Company's provision (benefit) for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 1999, 2000 and 2001 primarily as a result of the following:

                                        1999        2000        2001
Computed at statutory rate            $ (5,309)   $    989    $(11,167)
State taxes, net of federal benefit        (50)        130        (824)
Foreign losses not benefited             1,022       2,298         813
Permanent items                            158         134          93
R&D credit generated                      (921)     (1,023)       (399)
Change in state tax rate                    --      (3,313)         --
Change in valuation allowance            5,050       1,398      11,180
                                      --------    --------    --------
                                      $    (50)   $    613    $   (304)
                                      ========    ========    ========

15.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         Forgent leases furniture and equipment, manufacturing facilities and office space under non-cancelable leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Additionally, the Company also has several capital leases for computer and office equipment.

Future minimum lease payments under all operating and capital leases as of July 31, 2001 were as follows:

FISCAL YEAR ENDING:                                     OPERATING     CAPITAL
2002                                                    $   6,508    $     745
2003                                                        5,508          451
2004                                                        4,920           20
2005                                                        4,470
2006                                                        4,028
Thereafter                                                 22,629
                                                        ---------    ---------
TOTAL                                                   $  48,063    $   1,215
                                                        =========
Less amount representing interest                                          195
                                                                     ---------
Net present value of future minimum lease payments                       1,020
Less current portion of capital lease obligations                          629
                                                                     ---------
                                                                     $     391
                                                                     =========

         The current portion of the capital lease obligations is included in other accrued liabilities on the Consolidated Balance Sheet.

         Included in the minimum lease payments are the lease payments for the Company's manufacturing facility in Austin, Texas. As part of the sale agreement of the Products unit, Forgent will assign this lease to the new

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

company, VTEL Product, who will assume all obligations under the existing lease. This lease assignment will save the Company approximately $1,750 in future lease payments.

         Total rent expense under all operating leases for the years ended July 31, 1999, 2000 and 2001 was $6,858, $7,983, and $6,221, respectively. During the years ended July 31, 2000, and 2001, the Company received $785, and $920, respectively, in rent income under sub-leasing arrangements. No rental income was received during the year ended July 31, 1999. These amounts offset against rental expense in the consolidated statement of operations. At July 31, 2001, future minimum lease payments receivable under non-cancelable sub-lease arrangements totaled $1,384 for all future years.

         Contingencies

         The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition, results of operation or cash flows.

16.      SEGMENT INFORMATION

         The Company manages its business primarily along the lines of three reportable segments: Products, Solutions, and Internet Ventures. The Products segment designs and manufactures multi-media visual communication products to customers primarily through a network of resellers, and to a lesser extent directly to end-users and was accounted for as discontinued operations for the three fiscal years ending July 31, 1999, 2000, and 2001 (see Note 17). The Solutions segment designs and installs custom integrated visual communication systems primarily in meetings spaces of large corporations, and provides a wide variety of support services to customers, including equipment from numerous vendors. The Internet Ventures included OnScreen24(TM), which delivered and marketed visual communication tools for the Internet and ArticuLearn(TM), an e-learning portal provider for commercial and educational businesses that deliver learning content in a Web environment. OnScreen24's operations were folded back into the core businesses as of January 31, 2001 and ArticuLearn's operations were terminated as of June 30, 2001. The accounting policies of the segments are the same as those described in Note 2.

         The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. The Company does not identify assets or capital expenditures by reportable segments. Additionally, the Chief Executive Officer and Chief Financial Officer do not evaluate the business groups based on these criteria. The prior years' segment information has been restated to present the Company's reportable segments as they are currently defined under management's revised business strategy.

         The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for each of the three years ended July 31, 2001:

                                                    INTERNET
                                       SOLUTIONS    VENTURES       TOTAL
                                       ---------    ---------    ---------
FOR THE YEAR ENDING JULY 31, 2001
Revenues from unaffiliated customers   $  38,067    $     102    $  38,169
Gross margin                               8,574         (273)       8,301
Operating loss                           (11,820)      (9,493)     (21,313)

FOR THE YEAR ENDING JULY 31, 2000
Revenues from unaffiliated customers      45,226           --       45,226
Gross margin                              12,917           --       12,917
Operating income (loss)                   (7,111)     (16,407)     (23,518)

FOR THE YEAR ENDING JULY 31, 1999
Revenues from unaffiliated customers      46,082           --       46,082
Gross margin                              16,885           --       16,885
Operating income (loss)                   (3,618)          --       (3,618)

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

         Revenue and long-lived assets related to operations in the United States and foreign countries for the three fiscal years ended July 31, 2001 are presented below. Revenues generated between foreign geographic locations have historically been insignificant.


                                         For the Years Ended July 31,
                                          1999       2000       2001
                                        --------   --------   --------
Revenue from unaffiliated customers:
              United States             $ 44,529   $ 43,070   $ 36,751
              Foreign                      1,553      2,156      1,418

Long-lived assets at the end of year:
              United States             $ 52,556   $ 31,711   $ 17,479
              Foreign                      3,258        756        242

17.      DISCONTINUED OPERATIONS

         In May 2001, the Company announced its plan to sell its Products business unit and rename the remaining Solutions business unit as Forgent Corporation, subject to the execution and consummation of a sale agreement and shareholder approval. The Company executed the sale agreement in early October 2001 and is intending to submit the sale of the Products business to our shareholders at our 2001 annual meeting. Therefore, the Company has presented the Products business unit as discontinued operations on the consolidated financial statements. For the year ended July 31, 2001, the Company recorded an estimated loss of $2.9 million for the net assets to be sold and a $1.1 million loss, which is primarily related to legal and consulting fees associated with the sale.

         The operating results of the Products segment for the fiscal years ended July 31, 1999, 2000, and 2001 were as follows:

                                          1999        2000        2001
Revenues from unaffiliated customers    105,520      89,085      47,422
Operating income (loss)                 (12,066)    (17,828)    (16,916)

         The net assets from discontinued operations presented on the Consolidated Balance Sheets were as follows:

                        2000        2001
Current assets        $ 13,203    $  6,377
Non-Current assets       4,945       1,123
Current liabilities       (394)       (366)
                      --------    --------
                      $ 17,754    $  7,134
                      ========    ========

18.      SUBSEQUENT EVENTS

         In August 2001, the Company restructured its organization, which involved the termination of approximately 65 employees or 17% of our workforce. The restructuring is the result of eliminating certain business elements that did not contribute to our core competencies as well as efforts to increase efficiencies and to significantly reduce our administrative costs. We will record a one-time charge of approximately $0.8 million in the first quarter of fiscal 2002 for the restructuring.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------

         On October 2, 2001, Forgent announced that it had signed a definitive agreement to sell the operations and certain assets of its VTEL Products business unit, including the VTEL name, in order to devote its energies and resources to the development of Forgent's services and software business. The transaction is subject to certain regulatory filings, approval of the Company's shareholders, and other customary conditions, including receipt by the buyer of sufficient financing for the purchase. If the sale is completed, under the agreement, the Company will receive cash of $0.5 million, a 90-day note for $2.0 million, a 5-year note for $5.0 million and a 19.9% equity interest in the new company. VTEL Products will receive certain assets including inventory and equipment. The sale is anticipated to be finalized by the end of the second fiscal quarter in fiscal year 2002. Once the sale of the Products business unit is finalized, Forgent will employ approximately 200 employees.

19.      QUARTERLY INFORMATION (UNAUDITED)

         The following tables contain selected unaudited consolidated statement of operations and earnings per share data for each quarter of fiscal year 2000 and 2001.

                                  FOR THE THREE MONTHS ENDED
                         OCT. 31,    JAN 31,     APRIL 30,   JULY 31,
                           2000        2001        2001        2001
Total revenues           $ 10,445    $ 10,170    $  8,630    $  8,924
                         ========    ========    ========    ========

Gross margin from
  continuing operations     2,660       2,378       1,463       1,800
                         ========    ========    ========    ========
Gross margin from
  discontinued
  operations                4,585       4,084       3,775       3,901
                         ========    ========    ========    ========
Net income loss          $(13,789)   $ (6,307)   $ (4,580)   $ (7,864)
                         ========    ========    ========    ========

Basic loss per share     $  (0.56)   $  (0.25)   $  (0.18)   $  (0.32)
                         ========    ========    ========    ========

Diluted loss per share   $  (0.56)   $  (0.25)   $  (0.18)   $  (0.32)
                         ========    ========    ========    ========


                                          FOR THE THREE MONTHS ENDED
                                  OCT. 31,    JAN 31,     APRIL 30,  JULY 31,
                                    1999        2000        2000       2000
Total revenues                    $ 10,691    $ 11,129    $ 10,430   $ 12,976
                                  ========    ========    ========   ========

Gross margin from continuing
   operations                        3,266       3,296       2,497      3,858
                                  ========    ========    ========   ========
Gross margin from discontinued
   operations                        9,857      10,930       7,872      5,703
                                  ========    ========    ========   ========
Net income (loss)                 $ (5,343)   $ (3,970)   $ 35,141   $(23,531)
                                  ========    ========    ========   ========

Basic (loss) income per share     $  (0.22)   $  (0.16)   $   1.43   $  (0.95)
                                  ========    ========    ========   ========

Diluted (loss) income per share   $  (0.22)   $  (0.16)   $   1.36   $  (0.95)
                                  ========    ========    ========   ========

20.     RELATED PARTY TRANSACTIONS

         In October 2000, the Company entered into an agreement with Strategic Management, Inc. ("SMI") to assist the Company in developing a plan to establish the Company's video conferencing business as an independent, self-sustaining unit, and to assist the Company in assessing strategic alternatives for this business unit as part of the Company's previously disclosed efforts to restructure its business around its video network consulting services business. Pursuant to this engagement, the Company agreed to pay SMI an hourly rate for services rendered, up to a maximum of $60. In addition, the engagement provides additional contingent compensation to SMI if there should be consummated a transaction involving the Company's video conferencing business, including, if the business unit is sold, a fee equal to 7% of the consideration received by the Company, with a minimum fee upon a sale of $750, and if new investors invest in the business, a fee equal to 7% of the cash proceeds received by the Company. Gary Trimm, a director of the Company, is a principal and officer of SMI. The engagement was approved by the disinterested directors of the Company. As of July 31, 2001, the Company had accrued $840 and paid $69 related to this contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Form 8-K dated April 6, 2000 reporting the resignation of PricewaterhouseCoopers LLP as the Company's independent auditors is hereby incorporated by reference.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the captions "Election of Directors" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Executive Compensation" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Certain Relationships and Transactions" will be filed with the Company's Definitive Proxy Statement pursuant to the regulation 14A on or before November 28, 2001.

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

(a)(3)   The following exhibits are filed with this Annual Report on Form 10-K:

    EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    -------                   --------------------
     2.1 - Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI (incorporated by reference to the Exhibit 99.1 of VTEL's Report on Form 8-K dated January 6, 1997).

     3.1 - Fourth Amended Restated Certificate of Incorporation (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30,
                  1993).

     3.2 - Amendment to Fourth Amended and Restated Certificate of Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997).

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

    EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    -------                   --------------------
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

     10.20 - The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company's 1998 Definitive Proxy Statement).

     10.21 - Loan and Security Agreement, dated May 5, 1999, between Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and the Company, as Borrower.

    EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    -------                   --------------------
      10.22 - Change-in-Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended July 31, 1998)

      10.22(a)    Stephen L. Von Rump

      10.22(b)    Rodney S. Bond

      10.22(c)    Dennis M. Egan

      10.22(d)    Vinay Goel

      10.22(e)    Steve F. Keilen

      10.22(f)    F.H. (Dick) Moeller

      10.22(g)    Ly-Huong T. Pham

      10.22(h)    Michael J. Steigerwald

      10.22(i)    Bob R. Swem

      10.22(j)    Judy A. Wallace

      10.23 Change-in Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended January 31, 2000)

      10.23(a)    Brian C. Sullivan,

      10.23(b)    Stephen Cox

      10.23(c)    Stephen Von Rump (amended)

      21.1 -      List of Subsidiaries

      23.1 -      Consent of Ernst & Young LLP.

      23.2 -      Consent of PricewaterhouseCoopers LLP.

      27.1  -     Financial Data Schedule (filed electronically only)

----------

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

                                       VTEL Corporation

                                       By          /s/ Jay C. Peterson
                                       -----------------------------------------
                                                     Jay C. Peterson
                                                 CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   Signature                                  Title                                  Date
                   ---------                                  -----                                  ----
/s/ Dick N. Snyder                               Chief Executive Officer                        October 29, 2001
-----------------------                          Chairman of the Board                          ----------------
Dick N. Snyder                                   (Principal Executive Officer)

/s/ Jay C. Peterson                              Chief Financial Officer                        October 29, 2001
-----------------------                          Vice President- Finance and Treasurer          ----------------
Jay C. Peterson                                  (Principal Financial Officer and
                                                 Principal Accounting Officer)

/s/ Kathleen A. Cote                             Director                                       October 29, 2001
-----------------------                                                                         ----------------
Kathleen A. Cote

/s/ Gordon H. Matthews                           Director                                       October 29, 2001
-----------------------                                                                         ----------------
Gordon H. Matthews

/s/ F.H. (Dick) Moeller                          Director                                       October 29, 2001
-----------------------                                                                         ----------------
F.H. (Dick) Moeller

/s/ T. Gary Trimm                                Director                                       October 29, 2001
-----------------------                                                                         ----------------
T. Gary Trimm

/s/ James H. Wells                               Director                                       October 29, 2001
-----------------------                                                                         ----------------
James H. Wells

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
Accounts receivable -
  Allowances for
  Doubtful accounts

Year ended July 31, 1999   $    9,447   $         436   $      (8,660)   $    1,223

Year ended July 31, 2000        1,223             474            (809)          888

Year ended July 31, 2001          888             468            (267)        1,089

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    -------                   --------------------
     2.1 -        Agreement and Plan of Merger and Reorganization dated as of
                  January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI
                  (incorporated by reference to the Exhibit 99.1 of VTEL's
                  Report on Form 8-K dated January 6, 1997).

     3.1 -        Fourth Amended Restated Certificate of Incorporation
                  (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30,
                  1993).

     3.2 -        Amendment to Fourth Amended and Restated Certificate of
                  Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997).

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

    EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    -------                   --------------------
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

    EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    -------                   --------------------
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

     10.20 - The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company's 1998
                  Definitive Proxy Statement)

     10.21 -      Loan and Security Agreement, dated May 5, 1999, between
                  Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and the Company, as Borrower.

    EXHIBIT
    NUMBER                    DOCUMENT DESCRIPTION
    -------                   --------------------
      10.22 -     Change-in-Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended
                  July 31, 1998)

      10.22(a)    Stephen L. Von Rump

      10.22(b)    Rodney S. Bond

      10.22(c)    Dennis M. Egan

      10.22(d)    Vinay Goel

      10.22(e)    Steve F. Keilen

      10.22(f)    F.H. (Dick) Moeller

      10.22(g)    Ly-Huong T. Pham

      10.22(h)    Michael J. Steigerwald

      10.22(i)    Bob R. Swem

      10.22(j)    Judy A. Wallace

      10.23 Change-in Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended
                  January 31, 2000)

      10.23(a)    Brian C. Sullivan,

      10.23(b)    Stephen Cox

      10.23(c)    Stephen Von Rump (amended)

      21.1 -      List of Subsidiaries

      23.1 -      Consent of Ernst & Young LLP.

      23.2 -      Consent of PricewaterhouseCoopers LLP.

      27.1 -      Financial Data Schedule (filed electronically only)