Form 10-K/A
period 2001-07-31
VTEL CORP
filed 2001-11-28
CIK 884144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-K/A


(Mark One)


 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
---  ACT OF 1934

                                       OR





     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934


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

                                  Common Stock

                         ------------------------------

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

     The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 31, 2001 was $65,376,629. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

     As of October 31, 2001, there were 24,797,474 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

     VTEL Corporation, a Delaware corporation (the "Company"), hereby amends, as set forth herein, the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2001 (the "Company Form 10-K"). The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company Form 10-K.


                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's Board of Directors consists currently of six directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors.

     Reference is made to Part I hereof for a description of the executive officers of the Company.

     The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company.



                                                                              Present
                                                                          Office(s) Held                 Director
                    Name                           Age                    In the Company                   Since
                    ----                           ---                    --------------                 --------
Richard N. Snyder...........................        57        Chairman of the Board, President and         1997
                                                                     Chief Executive Officer

F. H. (Dick) Moeller........................        56                        None                         1989

Gordon H. Matthews .........................        65          Chief Intellectual Property Officer        1994

T. Gary Trimm...............................        54                         None                        1997

Kathleen A. Cote............................        52                         None                        1999

James H. Wells..............................        54                         None                        1999


     The following information regarding the principal occupations and other employment of the directors during the past five years and their directorships in certain companies is as reported by the respective directors:

     RICHARD N. SNYDER, age 57, has served as a director of the Company since December 1997 and was elected chairman of the board in March 2000. In June 2001, Mr. Snyder was elected as president and chief executive officer of the Company. From September 1997 until assuming the positions of president and chief executive officer of the Company, Mr. Snyder served as founder and chief executive officer of Corum Cove Consulting, LLC, a consulting firm specializing in providing strategic guidance to high technology businesses. From 1996 until 1997, Mr. Snyder was the senior vice president of World Wide Sales, Marketing, Service and Support of Compaq Computer Corp., a worldwide computer company. From 1995 until 1996, Mr. Snyder was the senior vice president and general manager of Dell Americas, a computer manufacturer and marketer. Prior to 1993, Mr. Snyder served as group general manager of the Deskjet Products Group of Hewlett Packard. He also serves as a director of Symmetricom, Inc., based in San Jose, California.

     F.H. (DICK) MOELLER, age 56, joined the Company as chief executive officer, president and director in October 1989 and became the chairman of the board in March 1992. In March 2000, Mr. Moeller resigned as chairman of the board, and in September 1998, Mr. Moeller resigned from the position of president and chief executive officer. In October 1998, Mr. Moeller was named general partner of SSM Venture Partners, a venture capital investment firm. Mr. Moeller is currently a general partner of Verity Ventures, an Austin, Texas based venture capital investment firm.

     GORDON H. MATTHEWS, age 65, has served as a director of the Company since October 1994. In October 2001, Mr. Matthews entered into an agreement with the Company to provide services as its chief intellectual property officer. Prior to that, Mr. Matthews served as the chairman of Matthews Communications Management, Inc., a provider of telephone control systems for residences and small businesses, and chairman and president of Matthews Communication Systems, Inc., a consulting firm providing assistance to corporations on intellectual property processes. From May 1996 to June 1998 he also served as chief executive officer of Matthews Communications Management, Inc. He currently serves as a director and the intellectual property officer of a publicly traded company, Tanisys Technology, Inc. Mr. Matthews also serves as a director on two privately held companies. He is president and chief executive officer of Strategic Innovation & Creativity, a company founded by him that installs a strategic patent process in other companies. Prior to 1992, Mr. Matthews founded and managed a number of companies in the telecommunications industry. Mr. Matthews is a named inventor in over thirty-three United States patents, including the U.S. Pioneer Patent #4,371,752 for voicemail. Mr. Matthews is the acknowledged inventor of voicemail.

     T. GARY TRIMM, age 54, has served as a director of the Company since May 1997. Since May 1997, he has been a principal of Strategic Management, Inc. and an officer and director Millenium Technologies, where he is engaged in consulting and investment activities in telecommunications and other industries. Previously he was president, chief executive officer and a member of the board of directors of Compression Labs, Incorporated from February 1996 to May 1997 and the principal financial officer of Compression Labs, Incorporated from April 1996 to May 1997.

     KATHLEEN A. COTE, age 52, has served as a director of the Company since December 1999. She is currently the chief executive officer of WorldPort
Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May 24, 2001, when she began her role as chief executive officer of Worldport. From November 1996 to January 1998, Ms. Cote served as chief executive officer of ComputerVision Corporation, a hardware, software and consulting business. From November 1986 to November 1996, she held various senior management positions with ComputerVision Corporation. In January 1998, ComputerVision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of WorldPort Communications, Inc., based in Lincolnshire, Illinois, Radview Corporation and Western Digital Corporation.

     JAMES H. WELLS, age 54, has served as a director of the Company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc.

     None of the directors is related to any other director or to any executive officer of the Company by blood, marriage or adoption (except relationships, if any, more remote than first cousin).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's common stock (the "Common Stock"), par value $.01 per share (the "10% Stockholders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon information provided to the Company by individual officers, directors and 10% Stockholders, the Company believes that all of these filing requirements were satisfied by the Company's officers, directors and 10% Stockholders, except with respect to Mr. Snyder, who filed one Form 4 late with respect to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes certain information regarding compensation paid or accrued to (i) the Company's Chief Executive Officer, (ii) each of the Company's four other most highly compensated executive officers, and (iii) two additional former executive officers for whom disclosure would have been required by the rules of the Securities and Exchange Commission but for the fact that these two individuals were not serving as executive officers as of July 31, 2001 (the "Named Executive Officers"):


                                                   SUMMARY COMPENSATION TABLE
                                                                                             Long-Term Compensation
                                                    Annual Compensation                             Awards(1)
                                            ---------------------------------------------- -------------------------
                                                                                            Restricted    Securities     All other
 Name and Principal Position     Period       Salary($)       Bonus and     Other Annual       Stock      Underlying   Compensation
 ---------------------------      Ended       ---------      Commissions    Compensation      Awards     Options/SARs  Compensation
                                 July 31                          ($)           ($)(1)          $              #          ($)(2)
                                 -------                     -----------    ------------    ----------   ------------  ------------
Richard N. Snyder                 2001         98,333          32,100            -0-           -0-         250,000          824
Chief Executive Officer and       2000            N/A             N/A            -0-           N/A          12,500          N/A
  President (3)                   1999            N/A             N/A            -0-           N/A             N/A          N/A

Stephen L. Von Rump
  Former Chief Executive          2001        225,977(5)      100,000(6)         -0-           -0-             -0-       89,921(7)
Officer                           2000        272,500             -0-            -0-           -0-         150,000        1,320
  and President (4)               1999        175,360          82,562(8)      53,800(9)        287(10)     250,000        1,032

David Turnbull
  Former Chief Marketing          2001        165,577          77,500 (11)       -0-           -0-         100,000       61,919(12)
  Officer and Sr. Vice            2000            N/A             N/A            N/A           N/A             N/A          N/A
  President, Sales and            1999            N/A             N/A            N/A           N/A             N/A          N/A
  Marketing (4)

Robert R. Swem                    2001        191,067          78,665(13)        -0-           -0-          40,000        5,812(14)
  Vice President, Operations      2000        172,473             -0-            -0-           -0-          27,500        2,673
                                  1999        157,833          22,925            -0-           287(5)       24,048        4,005

Dennis Egan                       2001        178,549          79,580(15)        -0-           -0-          15,000        4,100(16)
  Vice President, Service         2000        154,600          23,895            -0-           -0-          20,000          921
                                  1999        148,877             -0-            -0-           287(5)       24,120        1,240

Jay Peterson                      2001        165,259          56,205(17)        -0-           -0-          40,000        3,580(18)
  Chief Financial                 2000        126,667           9,751            -0-           -0-          10,000          481
  Officer, and Vice               1999        102,500          19,063            -0-           287(5)        4,700          550
  President, Finance


Rodney S. Bond                    2001         33,333             -0-            -0-           -0-             -0-      168,880(7)
  Former Chief Financial          2000        191,250             -0-            -0-           -0-          27,500        2,207
  Officer, Secretary and Vice     1999        180,833          25,656            -0-           287(5)       30,967        2,749
  President, Finance (4)(19)


Kenneth Kalinoski                 2001         85,185          34,881(20)        -0-           -0-         200,000       11,630(21)
  Chief Technology                2000            N/A             N/A            N/A           N/A             N/A          N/A
  Officer and Vice President,     1999            N/A             N/A            N/A           N/A             N/A          N/A
  Engineering

--------------------

     (1) Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus.

     (2) Represents the dollar value of any insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance and long term disability insurance for the benefit of the chief executive officer or Named Executive Officer.



     (3) During fiscal year 2001, consulting fees in the amount of $81,332.99 were paid to Mr. Snyder prior to his employment as chief executive officer and president. These consulting fees are not reflected in this Summary Compensation Table. For a discussion of the consulting fees, see the section titled "Certain Transactions" in Item 12 below.

     (4) Mr. Von Rump, Mr. Turnbull, and Mr. Bond resigned from the Company effective April 13, 2001, July 21, 2001, and September 1, 2000, respectively.

     (5) Includes $17,018.58 of vacation payout.

     (6) Includes $100,000 retention bonus.

     (7) Includes salary continuation in the amounts of $86,042 for Mr. Von Rump and $166,667 for Mr. Bond in exchange for consulting services provided during the fiscal year. Mr. Von Rump also received a $2,835 tax preparation allowance.

     (8) Includes $50,000 paid to Mr. Von Rump upon his initial acceptance of employment with the Company and $32,563 fourth quarter executive bonus.

     (9) Includes temporary living expenses allowance paid to Mr. Von Rump.

     (10) Includes 100 shares of restricted stock issued to Mr. Von Rump. The restriction on the shares has lapsed.

     (11) Includes $25,000 signing bonus, $26,250 second quarter executive bonus and $26,250 third quarter executive bonus.

     (12) Includes $52,500 severance payment, $3,108 tax preparation allowance and $5,439 referral bonus.

     (13) Includes $63,300 executive retention bonus and $15,365 fourth quarter executive bonus.

     (14) Includes $2,835 tax preparation allowance.

     (15) Includes $21,250 second quarter executive bonus and $58,330 executive retention bonus.

     (16) Includes $2,928 tax preparation allowance.

     (17) Includes $8,705 fourth quarter executive bonus and $47,500 executive retention bonus.

     (18) Includes $2,835 tax preparation allowance.

     (19) During fiscal year 2001, consulting fees in the amount of $103,200 were paid to Sherman Partners, a company owned by Mr. Bond. These consulting fees are not reflected in the Summary Compensation Table. For a discussion of the consulting fees, see the section titled "Certain Transactions" in Item 12 below.

     (20) Includes $15,000 signing bonus and $19,881 fourth quarter executive bonus.

     (21) Includes $6,993 referral bonus.




Stock Option Grants During Fiscal 2001

     The following table sets forth information with respect to grants of stock options to purchase Common Stock pursuant to the Company's equity plans to the Company's Named Executive Officers reflected in the Summary Compensation Table above. No stock appreciation rights (SARs) were granted during fiscal 2001 and none were outstanding as of July 31, 2001.

                                           Option/SAR Grants in Last Fiscal Year

                                                                                                Potential Realizable
                                                                                               Value of Assumed Annual
                                                                                                 Rates of Stock Price
                                              Individual Grants                             Appreciation for Option Term(1)
                          ---------------------------------------------------------         -------------------------------

                                         % of Total
                           Number of    Options/SARs
                           Securities    Granted to    Exercise
                           Underlying    Employees      or Base
                          Options/SARs       In         Price        Expiration
          Name            Granted (#)   Fiscal Year     ($/Sh)          Date          0% ($)       5% ($)         10% ($)
          ----            -----------   -----------     ------          ----          ------       ------         -------
Richard N. Snyder           250,000         16.29        1.025       7/30/2011          -0-        161,154       408,396.50
                             12,500           .81        1.110      12/19/2010          -0-          8,726        22,113.18

Steven L. Von Rump              -0-           -0-          -0-             -0-          -0-            -0-              -0-

David Turnbull              100,000          6.52        1.844      11/20/2001          -0-        115,968       293,886.11

Robert R. Swem               40,000          2.61        1.290        5/1/2011          -0-         32,451        82,237.11

Dennis Egan                  15,000           .98        1.290        5/1/2011          -0-         12,169        30,838.92

Jay Peterson                 40,000          2.61        1.290        5/1/2011          -0-         32,451        82,237.11

Rodney S. Bond                  -0-           -0-          -0-             -0-          -0-            -0-              -0-

Kenneth Kalinoski           200,000         13.03        1.290        5/1/2011          -0-        162,255       411,185.56

All employee options      1,527,307        100.00        1.290(2)          N/A          N/A      1,239,315     3,140,628.49

All stockholders (3)            N/A           N/A          N/A             N/A          N/A     20,191,800    51,169,986.00

Optionee gains as % of          N/A           N/A          N/A             N/A          N/A           6.14%            6.14%
   all stockholder gains

---------------

     (1) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Common Stock appreciates in value from the date of grant at the five percent and ten percent annual rates compounded over the ten year term of the option as prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

     (2) Weighted average grant price of all stock options granted to employees in fiscal 2001.

     (3) Appreciation for all stockholders is calculated using the average exercise price for all employee optionees ($1.29) granted during fiscal 2001 and using the number of shares of the Common Stock outstanding on July 31, 2001 of 24,889,000.


Aggregated Stock Option/SAR Exercises During Fiscal 2001 and Stock Option SAR Values as of July 31, 2001



     The following  table sets forth  information  with respect to the Company's
Named Executive Officers concerning the exercise of options during fiscal 2001 and unexercised options held as of July 31, 2001:


                                 Aggregate Option/SAR Exercises in Last Fiscal Year
                                          and FY-End Option/SAR Values (1)

                                                                 Number of Securities
                                                                Underlying Unexercised        Value of Unexercised
                                                                Options/SARs at Fiscal    In-the-Money Options/SARs at
                                                                      Year End (#)            Fiscal Year End ($)
                                                                ----------------------    ----------------------------
                                  Shares
                                Acquired on       Value
            Name               Exercise (#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
            ----               ------------   ------------   -----------   -------------   -----------   -------------
Richard N. Snyder                     -0-             -0-       14,430         260,070            -0-           -0-

Steven L. Von Rump                    -0-             -0-       93,333             -0-            -0-           -0-

David Turnbull                        -0-             -0-       16,666             -0-            -0-           -0-

Robert R. Swem                        -0-             -0-      104,019          53,481            -0-           -0-

Dennis Egan                           -0-             -0-       91,143          26,357            -0-           -0-

Jay Peterson                          -0-             -0-       25,241          42,584            -0-           -0-

Rodney S. Bond                        -0-             -0-      116,007          18,576            -0-           -0-

Kenneth Kalinoski                     -0-             -0-       10,416         189,584            -0-           -0-


----------------

     (1) All options held by the Company's Named Executive Officers were granted under the Company's 1989 Stock Option Plan (the "1989 Plan") or the Company's 1996 Stock Option Plan (the "1996 Plan"). All options granted under the 1989 Plan and the 1996 Plan are immediately exercisable. However, the Company can repurchase shares issued upon exercise of those options, at the exercise price, to the extent of the number of shares that have not vested if the optionee's employment terminates before all of the optionee's option shares become vested. The amounts under the headings entitled "Exercisable" reflect vested options as of July 31, 2001 and the amounts under the headings entitled "Unexercisable" reflect option shares that have not vested as of July 31, 2001.


Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Securities and Exchange Commission Regulation S-K (Certain Relationships and Related Transactions), with the exception of Mr. Trimm, one of the Company's directors who is a principal of Strategic Management, Inc. and Mr. Matthews, one of the Company's directors, who owns Matthews Consulting. The Company has agreed to pay fees to Strategic Management, Inc. as described in Item 12 below under the heading "Certain Transactions--Agreement with Strategic Management, Inc." The board of directors has determined that Mr. Trimm's relationship with Strategic Management, Inc. does not affect his ability to exercise independent judgment as a member of the Compensation Committee. The Company has agreed to pay consulting fees to Matthews Consulting, as described in Item 12 below under the heading "Certain Transactions--Agreement with Matthews Consulting." The board of directors has determined that Mr. Matthews' relationship with Matthews Consulting does not affect his ability to exercise independent judgment as a member of the Compensation Committee. No member of the Compensation Committee served on the compensation committee or as a director of another corporation, one of whose directors or executive officers served on the Compensation Committee of or whose executive officers served on the Company's board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Stock Ownership of Certain Beneficial Owners and Management

     The Company has only one outstanding class of equity securities, its Common Stock, par value $.01 per share.

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of October 15, 2001 by: (i) each person who is known by the Company to beneficially own more than five percent of the Common Stock; (ii) each of the Company's directors and Named Executive Officers; and (iii) all directors and officers as a group.




                                                                                         Shares Beneficially
                                                                                            Owned (1), (2)
                                                                                  -------------------------------

   Name and Address of Beneficial Owner                                                Number         Percent
   ------------------------------------                                           ----------------- -------------
   Dimensional Fund Advisors
   1299 Ocean Avenue
   Santa Monica, CA 90401.....................................................           1,782,288         7.2%

   Marathon Fund  L.P.........................................................           1,610,600         6.5%
   6300 Ridglea Place, Suite 1111
   Fort Worth, TX 76116

   Richard N. Snyder..........................................................             420,819(3)      1.7%

   Stephen L. Von Rump........................................................             110,433(4)       *

   F.H. (Dick) Moeller........................................................             394,483(5)      1.6%

   Gordon H. Matthews ........................................................              30,774(6)       *

   T. Gary Trimm..............................................................             260,557(7)      1.0%

   Kathleen A. Cote...........................................................              26,972(8)       *

   James H. Wells.............................................................              30,972(9)       *

   Robert R. Swem.............................................................             169,600(10)      *

   Jay Peterson...............................................................             112,722(11)      *

   Kenneth Kalinoski..........................................................             261,200(12)     1.0%

   Dennis M. Egan.............................................................             117,500(13)      *

   David Turnbull.............................................................              16,666(14)      *

   Rodney S. Bond.............................................................             156,794(15)      *

   All directors and officers as a group
     (13 persons)  3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15................           2,109,492(16)     8.0%







*    Indicates ownership of less than 1% of Common Stock

-----------------

     (1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of Common Stock issuable upon exercise of certain outstanding options within 60 days after October 15, 2001.

     (2) Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 24,751,486 shares of Common Stock issued and outstanding on October 15, 2001. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

     (3) Consists of 155,000 shares held by Mr. Snyder directly and 265,819 shares (250,000 of which are subject to repurchase at December 13, 2001 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Swem may acquire upon the exercise of options within 60 days after October 15, 2001.

     (4) Consists of 17,100 shares held by Mr. Von Rump directly and 93,333 shares which Mr. Von Rump may acquire upon the exercise of options within 60 days after October 15, 2001.

     (5) Consists of 168,010 shares held by Mr. Moeller directly and 226,473 shares which Mr. Moeller may acquire upon the exercise of options within 60 days after October 15, 2001.

     (6) Consists of 11,594 shares held by Mr. Matthews directly and 19,180 shares which Mr. Matthews may acquire upon the exercise of options within 60 days after October 15, 2001.

     (7) Consists of 12,307 shares held by Mr. Trimm directly and 248,250 shares which Mr. Trimm may acquire upon the exercise of options within 60 days after October 15, 2001.

     (8) Consists of 11,000 shares held by Ms. Cote directly and 15,972 shares which Ms. Cote may acquire upon the exercise of options within 60 days after October 15, 2001.

     (9) Consists of 15,000 shares held by Mr. Wells directly and 15,972 shares which Mr. Wells may acquire upon the exercise of options within 60 days after October 15, 2001.

     (10) Consists of 12,100 shares held by Mr. Swem directly and 157,500 shares (44,972 of which are subject to repurchase at December 13, 2001 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Swem may acquire upon the exercise of options within 60 days after October 15, 2001.

     (11) Consists of 43,321 shares held by Mr. Peterson directly and 69,401 shares (36,428 of which are subject to repurchase at December 13, 2001 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Peterson may acquire upon the exercise of options within 60 days after October 15, 2001.

     (12) Consists of 61,200 shares held by Mr. Kalinoski directly and 200,000 shares (181,250 of which are subject to repurchase at December 13, 2001 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Kalinoski may acquire upon the exercise of options within 60 days after October 15, 2001.

     (13) Consists of 117,500 shares (21,157 of which are subject to repurchase at December 13, 2001 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Egan may acquire upon the exercise of options within 60 days after October 15, 2001.

     (14) Consists of 16,666 shares which Mr. Turnbull may acquire upon the exercise of options on or before November 1, 2001. Effective July 21, 2001 Mr. Turnbull was no longer employed by the Company.





     (15) Consists of 36,838 shares held by Mr. Bond directly and 119,956 shares which Mr. Bond may acquire upon the exercise of options on or before October 30, 2001. Effective September 1, 2000 Mr. Bond was no longer employed by the Company.

     (16) All options held by the chief executive officer and the Named Executive Officers were granted under the 1989 Plan or the 1996 Plan. Pursuant to these stock option plans, all options granted thereunder are immediately exercisable, however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees' employment terminates prior to all such optionees' options becoming vested.



Certain Transactions

     Officer and Director Stock Loan Program

     As of July 31, 2001, under the Company's Officer and Director Stock Loan Program, the aggregate principal amount of stock loans outstanding was $661,692. Of this balance, the Named Executive Officers had stock loans outstanding in the aggregate principal amount of $239,604. Mr. Moeller and Mr. Swem had stock loans outstanding under this program in the aggregate principal amount of $179,783 and $62,327, respectively.

     Confidential Separation Agreements

     The Company entered into a confidential separation agreement with Stephen Von Rump effective April 13, 2001, pursuant to which Mr. Von Rump agreed to resign from all offices, directorships and other positions he then held with the Company and all of its subsidiaries. Mr. Von Rump also agreed to certain confidentiality restrictions as a part of his severance. As consideration for Mr. Von Rump's past services to the Company and his promises listed in the agreement, the Company paid him an amount equal to $17,019, representing his accrued but unpaid vacation. The Company also agreed to pay him his current salary, which was $295,000 per annum, for a period of five months from the date of the agreement, and to provide him with certain other rights and benefits for a limited period of time.

     The Company entered into a confidential separation agreement with Rodney S. Bond effective September 1, 2000, pursuant to which Mr. Bond agreed to resign from all offices, directorships and other positions he then held with the Company and all of its subsidiaries, with the exception of Onscreen 24 Corp. and CampusStream, Inc. As consideration for Mr. Bond's past services to the Company and his ongoing transition services, the Company agreed to pay him his current salary, which was $200,000 per annum, for a period of one year from September 30, 2000, and to provide him with certain other rights and benefits for a limited period of time.

     The Company entered into a confidential separation agreement with David Turnbull effective July 21, 2001, pursuant to which Mr. Turnbull agreed to resign from all offices, directorships and other positions he then held with the Company and all of its subsidiaries. Mr. Turnbull also agreed to certain confidentiality restrictions as a part of his severance. As consideration for Mr. Turnbull's past services to the Company and his promises listed in the agreement, the Company agreed to pay him his current salary, which was $210,000 per annum, for a period of three months from the date of the agreement, and to provide him with certain other rights and benefits for a limited period of time.

     Agreement with Sherman Partners, Inc.

     On September 8, 2000, the Company engaged Sherman Partners, Inc. for a period of six months to assist the Company with strategic and financial planning, corporate alliances and agreements, and general advisory and consulting services. Rodney S. Bond, the Company's former chief financial officer, owns Sherman Partners, Inc.

     Agreement with Strategic Management, Inc.

     On  October  5,  2000,  the  Company  agreed  to  pay  a fee  to  Strategic
Management, Inc., a company in which T. Gary Trimm, one of the Company's directors, is a principal, to assist the Company in developing a plan to establish the Company's videoconferencing systems products division as a independent, self-sustaining unit, and to assist the Company in assessing strategic alternatives for this division as part of the Company's efforts to restructure the Company's business around its video network consulting services business. Pursuant to this engagement, the Company agreed to pay Strategic Management, Inc. an hourly rate for services rendered, up to a maximum of $60,000. In addition, the engagement provides additional contingent compensation to Strategic Management, Inc. if a transaction is consummated involving the Company's videoconferencing systems products division. If the division is sold, this includes a fee equal to seven percent of the consideration the Company receives, with a minimum fee upon a sale of $750,000. This fee will be paid pro-rata, as cash or stock related to the sale of the Company's videoconferencing systems products division is received by the Company. If new investors invest in the division, the Company agreed to pay Strategic Management, Inc. a fee equal to seven percent of the cash proceeds the Company receives. The engagement was approved by the disinterested directors of the Company.

     Agreement with Matthews Consulting

     In October 2000, the Company agreed to pay an hourly consulting fee to Matthews Consulting, a company owned by Gordon Matthews, one of the Company's directors, to assist the Company in maximizing the value of the Company's intellectual property through prosecution of patents and licensing efforts.

     Payment For Consulting Services Provided By Officers And Directors

     The following payments were made to the Company's officers and directors during the fiscal year:

          o Sherman Partners, owned by Rodney S. Bond, former officer of the Company, was paid consulting fees of $103,200.

          o Strategic Management Inc., in which T. Gary Trimm, current director of the Company, is a principal, was paid consulting fees of $69,810 and will be paid an additional $750,000 if the sale of the Company's videoconferencing systems products division is completed.

          o    Matthews  Consulting,   owned  by  Gordon  H.  Matthews,  current
               director of the Company, was paid consulting fees of $101,208.

          o    James H. Wells was paid consulting fees of $12,125.

          o Richard N. Snyder was paid consulting fees of $81,332.99 prior to his employment as the chief executive officer and president of the Company.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               The following consolidated financial statements were previously filed as part of the Company's Form 10-K:
               Consolidated Balance Sheets as of July 31, 2000 and 2001. Consolidated Statements of Operations for the years ended July 31, 1999, 2000 and 2001.
               Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 1999, 2000 and 2001.
               Consolidated Statements of Cash Flows for the years ended July 31, 1999, 2000 and 2001.

               Notes to Consolidated Financial Statements.

          (2)  Financial  Statement  Schedule:
               Schedule II - Valuation and Qualifying Accounts.

          (3)  Exhibits:

               Not applicable.

     (b)  Reports on Form 8-K:

          The Registrant filed one report on Form 8-K during the quarterly period ended October 31, 2001, on August 20, 2001.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           VTEL CORPORATION



                                           By:  /s/ Richard N. Snyder
                                                --------------------------------
                                                Richard N. Snyder
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Date:    November 28, 2001