Form 10-Q
period 2001-10-31
VTEL CORP
filed 2001-12-14
CIK 884144

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001



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

At December 3, 2001 the registrant had outstanding 24,792,947 shares of its Common Stock, $0.01 par value.

VTEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------


                                                          OCTOBER 31,      JULY 31,
                                                             2001            2001
                                                         (unaudited)
ASSETS
Current assets:
    Cash and equivalents                                 $     19,277    $     15,848
    Short-term investments                                      2,041           6,128
    Accounts receivable, net of allowance for doubtful
      accounts of $1,329 and $1,089 at
      October 31, 2001 and July 31, 2001                       10,588          13,820
    Inventories                                                 1,299           1,324
    Prepaid expenses and other current assets                   1,367           1,355
                                                         ------------    ------------
        Total current assets                                   34,572          38,475

Property and equipment, net                                     8,255           9,500
Intangible assets, net                                         10,617          10,617
Capitalized software, net                                       4,026           2,998
Other assets                                                      662             616
Net assets from discontinued operations                         5,763           7,134
                                                         ------------    ------------
                                                         $     63,895    $     69,340
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $      9,052    $      9,594
    Accrued compensation and benefits                           3,109           3,636
    Other accrued liabilities                                   2,907           2,652
    Notes payable, current portion                                128              --
    Deferred revenue                                            8,875           8,802
                                                         ------------    ------------
        Total current liabilities                              24,071          24,684

Long-term liabilities:
    Other long-term obligations                                 2,790           3,034
                                                         ------------    ------------
        Total long-term liabilities                             2,790           3,034

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000
      authorized; none issued or outstanding                       --              --
    Common stock, $.01 par value; 40,000 authorized;
      24,797 and 24,889 issued and outstanding at
      October 31, 2001 and July 31, 2001                          250             249
    Treasury stock, 326 issued                                   (669)           (108)
    Additional paid-in capital                                262,002         261,713
    Accumulated deficit                                      (224,478)       (221,908)
    Unearned compensation                                        (124)             --
    Accumulated other comprehensive income                         53           1,676
                                                         ------------    ------------
        Total stockholders' equity                             37,034          41,622
                                                         ------------    ------------
                                                         $     63,895    $     69,340
                                                         ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                 FOR THE
                                                                            THREE MONTHS ENDED
                                                                               OCTOBER 31,
                                                                            2001          2000
                                                                                (UNAUDITED)
REVENUES:
  Services                                                               $    5,602    $    6,620
  Integration and other                                                       2,864         3,825
                                                                         ----------    ----------
     Total revenues                                                           8,466        10,445
                                                                         ----------    ----------

COST OF SALES:
  Services                                                                    3,481         4,746
  Integration and other                                                       2,159         3,039
                                                                         ----------    ----------
     Total cost of sales                                                      5,640         7,785
                                                                         ----------    ----------

  GROSS MARGIN                                                                2,826         2,660
                                                                         ----------    ----------

OPERATING EXPENSES:
  Selling, general and administrative                                         2,911         5,533
  Research and development                                                      777         3,163
  Restructuring charge                                                          818            --
  Amortization of intangible assets                                              --           328
                                                                         ----------    ----------
     Total operating expenses                                                 4,506         9,024
                                                                         ----------    ----------

LOSS FROM OPERATIONS                                                         (1,680)       (6,364)
                                                                         ----------    ----------

OTHER INCOME:
  Interest income                                                               112           509
  Gain on investment                                                          1,670            --
  Gain on disposal of assets and other                                           53            17
                                                                         ----------    ----------
      TOTAL OTHER INCOME                                                      1,835           526
                                                                         ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES                   155        (5,838)

Provision for income taxes                                                       --            --

Income (loss) from continuing operations                                        155        (5,838)

Loss from discontinued operations, net of income taxes                       (2,725)       (7,951)
                                                                         ----------    ----------
 Net loss                                                                $   (2,570)   $  (13,789)
                                                                         ==========    ==========


Income (loss) per share from continuing operations - basic and diluted   $     0.01    $    (0.24)
                                                                         ==========    ==========
Loss per share from discontinued operations - basic and diluted          $    (0.11)   $    (0.32)
                                                                         ==========    ==========
Net loss per share - basic and diluted                                   $    (0.10)   $    (0.56)
                                                                         ==========    ==========

Weighted average shares outstanding:
  Basic and diluted                                                          24,855        24,835
                                                                         ==========    ==========

                   The accompanying notes are an integral part of these consolidated financial statements

VTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
--------------------------------------------------------------------------------


                                                                             FOR THE
                                                                       THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                       2001          2000
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                       $      155    $   (5,838)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operations:
        Depreciation and amortization                                    1,583         2,545
        Provision for doubtful accounts                                    218           719
        Amortization of unearned compensation                               18             4
        Non-cash restructuring charge                                       --           343
        Foreign currency translation loss (gain)                            50           (17)
        Loss (gain) on sale of fixed assets                                 34           (34)
        Decrease in accounts receivable                                  3,014         7,714
        Increase in inventories                                           (268)       (3,118)
        (Increase) decrease in prepaid expenses and other current
        assets                                                             (12)          242
        Decrease in accounts payable                                      (542)       (1,976)
        Decrease in accrued expenses                                      (240)         (371)
        Decrease in deferred revenues                                     (283)         (924)
                                                                    ----------    ----------
            Net cash provided by (used in) operating activities          3,727          (711)
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of short-term investments                                 2,546         5,466
     Net purchases of property and equipment                              (394)         (363)
     Collection (issuance) of notes receivable                              13           (44)
     Increase in capitalized software                                   (1,028)           --
     Increase in other assets                                              (59)         (154)
                                                                    ----------    ----------
            Net cash provided by investing activities                    1,078         4,905
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock                                   149           119
     Purchase of treasury stock                                           (561)           --
     Proceeds from notes payable                                           383            --
     Payments on notes payable                                            (153)         (642)
                                                                    ----------    ----------
            Net cash used in financing activities                         (182)         (523)
                                                                    ----------    ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
      Net cash used in discontinued operations                          (1,061)       (6,016)

Effect of translation exchange rates on cash                              (133)          332
                                                                    ----------    ----------

Net increase (decrease) in cash and equivalents                          3,429        (2,013)

Cash and equivalents at beginning of period                             15,848         6,868
                                                                    ----------    ----------
Cash and equivalents at end of period                               $   19,277    $    4,855
                                                                    ==========    ==========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent as of October 31, 2001 and the results of operations and cash flows for the three months ended October 31, 2001 and 2000. The results for interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                       OCTOBER 31,     JULY 31,
                                          2001           2001
Raw materials                         $      1,281   $        720
Work in process                                 18            442
Finished goods held for evaluation,
  rental, loan agreements, etc.                 --            162
                                      ------------   ------------
                                      $      1,299   $      1,324
                                      ============   ============

         Finished goods held for evaluation consist of completed digital visual communications systems used for demonstration and evaluation purposes.

NOTE 3 - RESTRUCTURING ACTIVITIES

         In August 2001, the Company restructured its organization, which involved the termination of approximately 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. The Company recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring. As of October 31, 2001, all of the employees were terminated and $0.5 million of the involuntary termination benefits were paid. The remaining benefits will be fully paid by March 31, 2002.

         On August 23, 2000, the Company announced a new business charter and the restructuring of its organization. The new business charter was intended to execute a change in business strategy that leverages Forgent's services and systems integration capabilities in order to become the industry leader in providing visual communication solutions over broadband enterprise networks. The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce and the consolidation of leased office space in its Austin, Texas headquarters, as well as in Sunnyvale, California and other remote facilities. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business strategy. The Company

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

completed all terminations by January 31, 2001. During the three months ended October 31, 2000, the Company recorded a restructuring charge of $1.7 million, all of which is included in the loss from discontinued operations.

NOTE 4 - COMPREHENSIVE LOSS

         In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the Company's other comprehensive income/(loss) is comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three months ended October 31, 2000 and 2001 was $13.0 million and $4.3 million, respectively.

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

         During the three months ended October 31, 2000, the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. The changes in these contracts are reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. During the three months ended October 31, 2001, the 77 shares of Polycom were sold under a cash flow hedge and $1.7 million was reclassed from other comprehensive income to earnings.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Since the standard recognizes goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are evaluated at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives, but without constraint of an arbitrary ceiling. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income from continuing operations on the Consolidated Statement of Operations. Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, and therefore did not record any goodwill amortization expenses during the three months ended October 31, 2001. The Company's goodwill, net of accumulated amortization, was $10.6 million at October 31, 2001 and July 31, 2001. As of October 31, 2001, the Company does not expect any impairment loss as a result of the transitional impairment test.

         As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of the previously reported net loss and earnings per share as if SFAS No. 142 had been adopted is presented as follows:

                                             FOR THE THREE MONTHS ENDED
                                        OCTOBER 31, 2001    OCTOBER 31, 2000
Reported net loss                       $         (2,570)   $        (13,789)
Add back goodwill amortization                        --                 328
                                        ----------------    ----------------
Adjusted net loss                       $         (2,570)   $        (13,461)
                                        ================    ================


Basic and diluted earnings per share:
As reported                             $          (0.10)   $          (0.56)
Goodwill amortization                                 --                0.01
                                        ----------------    ----------------
Adjusted earnings per share             $          (0.10)   $          (0.55)
                                        ================    ================

NOTE 7 - SEGMENT INFORMATION

         The Company manages its business primarily along the lines of three reportable segments: Products, Solutions, and Internet Ventures. The Products segment designs, manufactures and sells multi-media visual communication products to customers primarily through a network of resellers, and to a lesser extent directly to end-users and was accounted for as discontinued operations for the quarters ending October 31, 2000, and 2001. The Solutions segment designs and installs custom integrated visual communication systems primarily in meetings spaces of large corporations, and provides a wide variety of support services to customers, including equipment from numerous vendors. The Internet Ventures included OnScreen24(TM), which delivered and marketed visual communication tools for the Internet and ArticuLearn(TM), an e-learning portal provider for commercial and educational businesses that deliver learning content in a Web environment. OnScreen24's operations were folded back into the core businesses as of January 31, 2001 and ArticuLearn's operations were terminated as of June 30, 2001.

VTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

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

         The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating loss for the three months ended October 31, 2001 and 2000:

                                                                    INTERNET
                                                     SOLUTIONS      VENTURES       TOTAL
                                                     ----------    ----------    ----------
FOR THE THREE-MONTH PERIOD ENDING OCTOBER 31, 2001
Revenues from unaffiliated customers                 $    8,466    $       --    $    8,466
Gross margin                                              2,826            --         2,826
Operating loss                                           (1,680)           --        (1,680)

FOR THE THREE-MONTH PERIOD ENDING OCTOBER 31, 2000
Revenues from unaffiliated customers                 $   10,444    $        1    $   10,445
Gross margin                                              2,666            (6)        2,660
Operating loss                                           (2,080)       (4,284)       (6,364)


NOTE 8 - DISCONTINUED OPERATIONS

         In May 2001, the Company announced its plan to sell its Products business unit and rename the remaining Solutions business unit as Forgent Networks, Inc., subject to the execution and consummation of a sale agreement and shareholder approval. The Company executed the sale agreement in early October 2001 (see Note 9) and is submitting the sale of the Products business to its shareholders at the 2001 annual meeting. Therefore, the Company has presented the Products business unit as discontinued operations on the accompanying consolidated financial statements. For the three months ended October 31, 2001, the Company recorded a $2.7 million loss for its discontinued operations.

NOTE 9 - BUSINESS DISPOSITION

         On October 2, 2001, Forgent announced that it had signed a definitive agreement to sell the operations and certain assets of its VTEL Products business unit, including the VTEL name, in order to devote its energies and resources to the development of Forgent's services and software business. The transaction is subject to certain regulatory filings, approval of the Company's shareholders, and other customary conditions, including receipt by the buyer of sufficient financing for the purchase. If the sale is completed, under the agreement, the Company will receive cash of $0.5 million, a 90-day note for $2.0 million (subject to adjustment based on changes in inventory levels and certain liabilities), a 5-year note for $5.0 million and a 19.9% equity interest in the new company. VTEL Products will receive certain assets including inventory and equipment. Management anticipates finalizing the sale by the end of the second quarter in fiscal year 2002. Once the sale of the Products business unit is finalized, Forgent will employ approximately 200 employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following review of VTEL's financial position as of October 31, 2001 and July 31, 2001 and for the three months ended October 31, 2001 and 2000 should be read in conjunction with our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2001.

RESULTS OF OPERATIONS

         The following table provides the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

                                                       FOR THE THREE
                                                        MONTHS ENDED
                                                        OCTOBER 31,
                                                    2001            2000
Service revenues                                      66%             63%
Integration and other revenues                        34              37
Gross margin                                          33              25
Selling, general and administrative                   34              53
Research and development                               9              30
Restructuring expense                                 10              --
Total operating expenses                              53              86
Other income, net                                     22               5
Income (loss) from continuing operations               2             (56)
Income (loss) from discontinued operations           (32)            (76)
Net loss                                             (30)%          (132)%


THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

         Revenues. Revenues for the three months ended October 31, 2001 were $8.5 million, a decrease of $2.0 million, or 19%, from $10.4 million reported for the three months ended October 31, 2000 and represent the combined revenues of Forgent's, formerly VTEL Solution's, business, which provides network consulting, installation, training, and maintenance services as well as custom videoconferencing integration solutions, and multi-vendor products. The revenues do not include any revenues from our discontinued Products business, which engages in the manufacture and sale of endpoint systems.

         Service revenues were $5.6 million and $6.6 million for the three months ended October 31, 2001 and 2000, respectively. As a result of the significant decline in product revenues from our discontinued operations, service revenues have decreased. However, under our new business strategy, we have established strategic relationships with multiple key players in the visual communications industry and therefore are providing installation, training, and maintenance to a wider array of videoconferencing devices, including end points, multipoint control units, gateways, gatekeepers, and traditional network switches and routers. During the first fiscal quarter of 2002, we achieved an 11% growth in our service bookings over the three months ended July 31, 2001, which will lead to future service revenues. Forgent's professional services now include video network consulting, which provides technical market research, evaluation and analysis to customers as well as the means to test multiple network systems for manageability, interoperability, and optimum network connectivity prior to installation or a growth cycle. Since companies are exploring videoconferencing as a viable alternative to business travel as a result of the September 11, 2001 tragedy, Forgent is expanding its state-of-the-art interoperability testing labs to handle escalated capacity due to the overwhelming demand from customers as well as videoconferencing manufactures who want to evaluate their future products for compatibility, interoperability, and product development. As Forgent delivers and cultivates its professional services globally to meet the increased demand, service revenues are anticipated to grow.

         Integration and other revenues were $2.9 million and $3.8 million for the three months ended October 31, 2001 and 2000, respectively. Due to Forgent's business model of becoming a services and software provider for visually enabling broadband networks, the Company is focusing on sales of the entire visual communications package, which includes integrated solutions. Therefore, during the quarter ended October 31, 2001, the Company was much more selective in the integrated systems it produced in order to improve its margins. Forgent will continue to provide custom videoconferencing integration solutions as well as marketing and distributing a variety of third-party manufactured equipment through the Multi-Vendor Partners Program(TM) ("MVP"). Although management does not anticipate growing integration and other revenues, Forgent's depth and breadth of experience and knowledge from being in the industry over the past two decades allow the Company to provide these additional offerings in order to distinguish itself from other players in the industry.

         Gross margin. Gross margins increased $0.1 million, or 6%, to $2.8 million for the quarter ended October 31, 2001 from 2.7 million for the quarter ended October 31, 2000. Gross margins as a percentage of total revenues were 33% and 25% for the three months ended October 31, 2001 and 2000, respectively. Despite the decline in revenue, gross margins increased for the three months ended October 31, 2001 as compared to the three months ended October 31, 2000.

         The Company's margins are primarily generated from service revenues. The costs associated with our service and maintenance business are relatively fixed, which causes gross margins to be directly affected by the level of revenue generated from new and renewed service contracts. As Forgent, we offer our service capabilities to a broader range of third-party visual communications products, which is resulting in increased service bookings. Therefore, we anticipate that as our service revenue grows, our margins will strengthen. Additionally, during the three months ended October 31, 2001, Forgent resized its infrastructure to more closely match the projected revenue levels, which also contributed to the improved margins.

         Gross margins from integration revenues are subject to product mix shifts based on the types of integration solutions we produce. The improvement in our integration margins is due largely to our strategy of focusing our sales efforts on more profitable solutions and competing more on value added services versus price. Since management does not anticipate on growing this portion of the business, generating higher margins on customized integrated systems and solutions will contribute to the Company's overall goal of returning to profitability.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $2.6 million, or 47%, to $2.9 million for the quarter ended October 31, 2001 from $5.5 million for the quarter ended October 31, 2000. Selling, general and administrative expenses as a percentage of revenues were 34% and 53% for the three months ended October 31, 2001 and 2000, respectively.

         Total selling, general and administrative expenses ("SG&A") as well as SG&A expenses as a percentage of revenue, have significantly decreased for the three months ended October 31, 2001. The SG&A expenses incurred by the Company's Internet subsidiaries, which were folded back into the core operations during fiscal 2001, were $1.0 million for the three months ended October 31, 2001. Without the effect of the Internet ventures, total SG&A expenses decreased $1.6 million, or 35%.

         In efforts to find efficiencies and to significantly reduce our administrative costs as a percent of expected revenues, we reexamined our overall staffing needs, restructured our operations and recorded a one-time charge of $0.8 million during the three months ended October 31, 2001. Our efforts to reduce administrative costs during fiscal year 2001, including the closing of our Sunnyvale, California facilities, continue to be realized in fiscal 2002. Despite our success thus far, management is committed to further decreasing any unnecessary SG&A expenses that do not directly support the generation of revenues for Forgent. Despite the cost reducing measures that we are undertaking, there can be no assurance that we will be able reduce costs enough to become profitable.

         Research and development. Research and development expenses decreased by $2.4 million, or 75%, to $0.8 million for the quarter ended October 31, 2001 from $3.2 million for the quarter ended October 31, 2000. Research and development expenses as a percentage of revenues were 9% and 30% for the three months ended October 31, 2001 and 2000, respectively.

         During the three months ended October 31, 2000, the Company's subsidiary, OnScreen24(TM), which was comprised primarily of Forgent research and development engineers who developed visual communication delivery products for use over the Internet, incurred $3.2 million in research and development expenses. Due to the weakening environment for start-up businesses and related tightening of the venture capital marketplace, the Company absorbed its OnScreen24 operations back into the operations of its core business during fiscal year 2001.

         During the three months ended October 31, 2001, the Company incurred $0.8 million in research and development expenses, which are related to efforts on designing Forgent's Video Network Platform ("Forgent VNP"), an enterprise-class network management software that manages video, voice and other types of rich media on multi-protocol and multi-vendor networks, and are net of $1.0 million capitalized during the same period. By applying the same principles used to manage PCs to video network management, Forgent VNP is designed to reduce the total cost of ownership, optimize the quality of service, and simplify video management. Since legacy and future videoconferencing devices and applications support the platform, Forgent VNP is the industry's only application to make videoconferencing easier to use and to be more cost effective as indicated by the platform's successful beta program with participation from fourteen Fortune 1000 companies across various industries, four of which have already committed to converting to sales during the second fiscal quarter in 2002. During the three months ended October 31, 2001, Forgent filed ten new VNP related patents, which brings the total filings count to seventeen. The Company's capitalized software expenses relate to the efforts on Forgent VNP Version 1.0, which will continue to be capitalized until November 30, 2001 when the product will be released for general availability.

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

         Amortization of intangible assets. Amortization expenses were $0.3 million during the three months ended October 31, 2000. The expenses relate to the amortization of goodwill resulting from certain acquisitions. Effective August 1, 2001, the Company chose early adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. Therefore, no amortization expenses were recorded for the three months ended October 31, 2001.

         Restructuring charge. During the three months ended October 31, 2001, the Company restructured its organization, which involved the termination of approximately 65 employees or 17% of the workforce. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. Forgent recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring.

         Other income. Other income increased by $1.3 million to $1.8 million for the quarter ended October 31, 2001 from income of $0.5 million for the quarter ended October 31, 2000. The increase is due primarily to the 76,625 shares of Polycom common stock that were sold under a cash flow hedge, resulting in a $1.7 million realized gain for the first fiscal quarter of 2002. The Company no longer has any investment in Polycom as of October 31, 2001.

         Loss from discontinued operations. In May 2001, the Company adopted a formal plan to sell the operations and certain assets of its VTEL Products business unit, including the VTEL name. Accordingly, the Products business has been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $2.7 million and $8.0 million for the three months ended October 31, 2001 and 2000, respectively. Loss from discontinued operations was 32% and 76% of revenues for the quarters ended October 31, 2001 and 2000, respectively. In October 2001, Forgent signed a definitive agreement to sell the Products business unit to a management team led by one of the Company's executive officers. The Company intends to submit the sale of its Products business unit and its name change from VTEL Corporation to Forgent Networks, Inc. at its 2001 Annual Meeting, expected to be held in January 2002.

         Net loss. Forgent generated a net loss of $2.6 million, or $0.10 per share, during the quarter ended October 31, 2001 compared to a net loss of $13.8 million, or $.56 per share, during the quarter ended October 31, 2000. The $11.2 million decrease in the Company's net loss is primarily attributable to the decrease in the loss from discontinued operations, the operating expenses incurred by the Internet ventures during the three months ended October 31, 2000, and the gain from investment recorded during the three months ended October 31, 2001.

         During the three months ended October 31, 2001 we have taken steps to grow our revenues through increased professional service offerings and video network consulting, to reduce costs by resizing our infrastructure, to maintain a strong cash balance, and to finalize the sale of the Products business unit. Despite the current difficult economic business environment, these significant milestones, as well as those achieved in the development, testing and shipping of our video network platform, continue to strengthen the Company's prospects in the visual communications industry and to advance the Company's financial results towards growth and profitability. However, uncertainties and challenges remain as the Company shifts its business model, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

         On October 31, 2001, Forgent had working capital of $10.5 million, including $21.3 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $3.7 million for the three months ended October 31, 2001 due primarily to income from continuing operations and the decrease in accounts receivable. Cash used in operating activities was $0.7 million for the three months ended October 31, 2000 and largely resulted from operating losses and changes in accounts receivable, inventories and accounts payable. The liquidation of the Internet ventures, which historically required significant funding for operations, as well as the completion of the restructuring efforts, improved the Company's cash flows from operations during the three months ended October 31, 2001, as compared to the three months ended October 31, 2000. Additionally, during the first quarter of fiscal 2002, the Company continued to fervently collect its outstanding receivables. At the end of the quarter, this persistent endeavor resulted in an improved days sales outstanding ("DSO") of 53 days, which is the Company's third best DSO performance in the Company's history. As more of the Company's base business is generated by maintenance services in which customers pay for services in advance, management expects to see further improvement in the cash provided by operating activities.

         Cash provided by investing activities was $1.1 million for the three months ended October 31, 2001 due primarily to net sales of short-term investments, which were offset by the capitalization of software development costs. Cash provided by investing activities was $4.9 million for the three months ended October 31, 2000 and largely resulted from the net sales of short-term investments. During the three months ended October 31, 2001, Forgent sold its remaining investment in Polycom, resulting in a net cash inflow of $1.8 million. For fiscal 2002 management established a capital budget of $2.0 million primarily for investing in development tools, sales and marketing demonstration equipment and for on-going operational requirements. Minimal capital expenditures were incurred during the three months ended October 31, 2001.

         Cash used in financing activities was $0.2 for the three months ended October 31, 2001. Cash used in financing activities was $0.5 million for the three months ended October 31, 2000 and largely resulted from payments on notes payable. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million of the Company's common stock. During the three months ended October 31, 2001, the Company repurchased 238,500 shares for $0.6 million. Management is committed to repurchasing additional shares in fiscal 2002, depending on the Company's cash position, market conditions, and other factors. During the three months ended October 31, 2001 Forgent entered into a three-year notes payable of $0.4 million for the purchase of the Company's new accounting system. At October 31, 2001, we did not have a line of credit in place. Based on the Company's strong cash position, management does not expect to obtain any line of credit during the current fiscal year.

         Forgent's principal sources of liquidity at October 31, 2001 consisted of $21.3 million of cash, cash equivalents and short-term investments, and the ability to generate cash from operations. In essence, the Company's cash balance has remained relatively flat over the last two quarters. This level of liquidity reflects the Company's success in limiting its cash consummation and preserving its cash balances in order to invest on the Company's future growth in becoming the industry's market leader in managing video and eventually voice over the network. There is no assurance, however, that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and developing, declining revenues, increased expenses levels and other factors.

LEGAL MATTERS

         Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition or results of operations.

GENERAL

         The markets for Forgent's software and services are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in demand. While management attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events will be an ongoing challenge and may result in revenue shortfalls during certain periods of time.

         Forgent's future results of operations and financial condition could be impacted by the following factors, among others: trends in the videoconferencing market; introduction of new products or services by competitors; increased competition due to the entrance of other companies into the videoconferencing market, especially more established companies with greater resources than Forgent's; market acceptance of new software and services the Company introduces; price competition; interruption of the supply of low-cost products from third-party manufacturers; changes in general economic conditions; and adverse legal disputes.

         Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Forgent's past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, Forgent participates in a highly dynamic industry, which often contributes to the volatility of its common stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure relates to interest rate risk and foreign currency exchange fluctuations. Since Forgent's investment portfolio primarily consists of money market funds and other marketable securities including commercial paper and government securities, management believes the interest rate risk is minimal due to the short-term nature of these investments. Additionally, Forgent previously invested in common stock shares of Accord Networks ("Accord"), an Israeli-based manufacturer of networking equipment, which converted to Polycom, Inc. ("Polycom") common stock shares as a result of Polycom's acquisition of Accord. During the first fiscal quarter of 2002, the remaining Polycom shares were sold under a cash flow hedge, realizing $1.7 million in gain and $1.8 million in net cash flows. As of October 31, 2001, the Company no longer had market risks related to the Polycom stock.

         Management's objective in managing the exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Management reviews the credit worthiness of Forgent's customers to mitigate the foreign currency exchange risk and credit risk and historically utilized foreign currency forward contracts to hedge its foreign currency exposure on firm commitments, particularly related to the Euro and Australian dollar. Since most of Forgent's foreign sales are predominantly in U.S. dollars, management believes the foreign currency exposure to be relatively low and discontinued using foreign currency contracts as of July 31, 2001.

         For additional Quantitative and Qualitative Disclosures about Market Risk reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended July 31, 2001.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  None



         (B) Reports on Form 8-K:

                  On August 10, 2001 the registrant filed a report on Form 8-K announcing the Company's organizational restructuring, which included the reduction in staff across the Company's operations.

                                      * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VTEL CORPORATION



         December 14, 2001             By:  /s/ RICHARD N. SNYDER
                                            ------------------------------------
                                            Richard N. Snyder
                                            Chief Executive Officer


                                       By:  /s/ JAY C. PETERSON
                                            ------------------------------------
                                            Jay C. Peterson
                                            Chief Financial Officer