Form 10-Q
period 2002-01-31
FORGENT NETWORKS  INC
filed 2002-03-14
CIK 884144

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002



                         Commission file number 0-20008


                             FORGENT NETWORKS, INC.

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

At March 4, 2002 the registrant had outstanding 24,782,662 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                JANUARY 31,       JULY 31,
                                                                   2002             2001
                                                                (UNAUDITED)
ASSETS
Current assets:
    Cash and equivalents                                       $      17,392    $      15,848
    Short-term investments                                             2,996            6,128
    Accounts receivable, net of allowance for doubtful
      accounts of $528 and $1,089 at
      January 31, 2002 and July 31, 2001                               4,761           13,770
    Notes receivable, net of reserve of $0 and $121 at
         January 31, 2002 and July 31, 2001                            1,058               50
    Inventories                                                          917            1,324
    Prepaid expenses and other current assets                            979            1,355
                                                               -------------    -------------
        Total current assets                                          28,103           38,475

Property and equipment, net                                            6,379            9,500
Intangible assets, net                                                10,603           10,617
Capitalized software, net                                              2,437            2,998
Notes receivable                                                       5,000               --
Other assets                                                             374              616
Net assets from discontinued operations                                   --            7,134
                                                               -------------    -------------
                                                               $      52,896    $      69,340
                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $       8,286    $       9,594
    Accrued compensation and benefits                                  1,922            3,636
    Other accrued liabilities                                          2,575            2,652
    Notes payable, current portion                                       166               --
    Deferred revenue                                                   9,011            8,802
                                                               -------------    -------------
        Total current liabilities                                     21,960           24,684

Long-term liabilities:
    Other long-term obligations                                        2,487            3,034
                                                               -------------    -------------
        Total long-term liabilities                                    2,487            3,034

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000
      authorized; none issued or outstanding                              --               --
    Common stock, $.01 par value; 40,000 authorized;
      24,833 and 24,889 issued and outstanding at
      January 31, 2002 and July 31, 2001                                 253              249
    Treasury stock, 533 issued                                        (1,485)            (108)
    Additional paid-in capital                                       262,626          261,713
    Accumulated deficit                                             (233,031)        (221,908)
    Unearned compensation                                               (154)              --
    Accumulated other comprehensive income                               240            1,676
                                                               -------------    -------------
        Total stockholders' equity                                    28,449           41,622
                                                               -------------    -------------
                                                               $      52,896    $      69,340
                                                               =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                              FOR THE                     FOR THE
                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JANUARY 31,                 JANUARY 31,
                                                                        2002          2001          2002          2001
                                                                           (UNAUDITED)                  (UNAUDITED)
REVENUES:
    Services                                                         $    5,401    $    6,539    $   10,931    $   13,158
    Network software and services                                           375            --           457            --
    Integration and other                                                 2,868         3,631         5,722         7,457
                                                                     ----------    ----------    ----------    ----------
       Total revenues                                                     8,644        10,170        17,110        20,615
                                                                     ----------    ----------    ----------    ----------

COST OF SALES:
    Services                                                              2,951         4,943         6,240         9,689
    Network software and services                                           421            --           614            --
    Integration and other                                                 2,086         2,849         4,244         5,888
                                                                     ----------    ----------    ----------    ----------
       Total cost of sales                                                5,458         7,792        11,098        15,577
                                                                     ----------    ----------    ----------    ----------
    GROSS MARGIN                                                          3,186         2,378         6,012         5,038
                                                                     ----------    ----------    ----------    ----------

OPERATING EXPENSE:
    Selling, general and                                                  2,646         4,083         5,557         9,617
    administrative
    Research and development                                                681         1,325         1,459         4,488
    Asset impairment                                                      2,381            --         2,381            --
    Amortization of intangible assets                                        --           328            --           656
    Restructuring expense                                                    --            --           818            --
                                                                     ----------    ----------    ----------    ----------
       Total operating expenses                                           5,708         5,736        10,215        14,761
                                                                     ----------    ----------    ----------    ----------

LOSS FROM OPERATIONS                                                     (2,522)       (3,358)       (4,203)       (9,723)
                                                                     ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE):
    Interest income                                                          71           324           184           833
    Gain on investment                                                       --         1,216         1,670         1,216
    Interest expense and other                                             (117)          383           (63)          400
                                                                     ----------    ----------    ----------    ----------
       TOTAL OTHER INCOME (EXPENSE)                                         (46)        1,923         1,791         2,449
                                                                     ----------    ----------    ----------    ----------

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES                     (2,568)       (1,435)       (2,412)       (7,274)
Provision for income taxes                                                   --            --            --            --
LOSS FROM CONTINUING OPERATIONS                                          (2,568)       (1,435)       (2,412)       (7,274)

    Loss from discontinued operations, net of income taxes               (5,730)       (4,872)       (8,455)      (12,822)
    Loss on disposal, net of income taxes                                  (255)                       (255)
                                                                     ----------    ----------    ----------    ----------
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES                   (5,985)       (4,872)       (8,710)      (12,822)
                                                                     ----------    ----------    ----------    ----------

NET LOSS                                                             $   (8,553)   $   (6,307)   $  (11,122)   $  (20,096)
                                                                     ==========    ==========    ==========    ==========
BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations                                      $    (0.10)   $    (0.05)   $    (0.10)   $    (0.29)
                                                                     ==========    ==========    ==========    ==========
Loss from discontinued operations                                    $    (0.24)   $    (0.20)   $    (0.35)   $    (0.52)
                                                                     ==========    ==========    ==========    ==========
Net loss                                                             $    (0.34)   $    (0.25)   $    (0.45)   $    (0.81)
                                                                     ==========    ==========    ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and diluted                                                    24,802        24,862        24,829        24,848


        The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

--------------------------------------------------------------------------------

                                                                                           FOR THE
                                                                                       SIX MONTHS ENDED
                                                                                          JANUARY 31,
                                                                                      2002          2001
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                               $   (2,412)   $   (7,274)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operations:
        Depreciation and amortization                                                   3,014         4,813
        Amortization of unearned compensation                                              51             4
        Foreign currency translation loss (gain)                                           --          (152)
        Loss (gain) on sale of fixed assets                                                34           (56)
        Asset impairment                                                                2,381            --
        Sale of accounts receivable                                                     4,064            --
        Decrease in receivables                                                         3,500        10,758
        Increase in inventories                                                           (64)       (1,452)
        Decrease in prepaid expenses and other current assets                             256           558
        Decrease in accounts payable                                                   (1,544)       (4,148)
        Decrease in accrued expenses                                                   (2,177)       (2,286)
        Decrease in deferred revenues                                                    (268)       (2,377)
                                                                                   ----------    ----------
            Net cash provided by  (used in) operating activities                        6,835        (1,612)
                                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of short-term investments                                                1,591        14,357
     Net purchases of property and equipment                                             (476)         (564)
     Collection (issuance) of notes receivable                                            241           (57)
     Increase in capitalized software                                                  (1,933)           --
     Decrease in other assets                                                              --            58
                                                                                   ----------    ----------
            Net cash (used in) provided by investing activities                          (577)       13,794
                                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock                                                  712           137
     Purchase of treasury stock                                                        (1,377)           --
     Proceeds from notes payable                                                          498           257
     Payments on notes payable                                                           (309)         (720)
                                                                                   ----------    ----------
            Net cash used in financing activities                                        (476)         (326)
                                                                                   ----------    ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
      Net cash used in discontinued operations                                         (4,438)       (8,958)

Effect of translation exchange rates on cash                                              200            53
                                                                                   ----------    ----------

Net increase in cash and equivalents                                                    1,544         2,951

Cash and equivalents at beginning of period                                            15,848         6,868
                                                                                   ----------    ----------
Cash and equivalents at end of period                                              $   17,392    $    9,819
                                                                                   ==========    ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. ("Forgent") as of January 31, 2002 and July 31, 2001, the results of operations for the three and six months ended January 31, 2002 and 2001, and cash flows for the six months ended January 31, 2002 and 2001. The results for interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                            JANUARY 31,      JULY 31,
                                                                2002           2001
         Raw materials                                    $         806   $         720
         Work in process                                            111             442
         Finished goods held for evaluation,
           rental, loan agreements, etc                              --             162
                                                          -------------   -------------
                                                          $         917   $       1,324
                                                          =============   =============


         Finished goods held for evaluation consist of completed digital visual communications systems used for demonstration and evaluation purposes.

NOTE 3 - RESTRUCTURING ACTIVITIES

         In August 2001, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring. As of January 31, 2002, almost all of the involuntary termination benefits had been paid. The remaining benefits will be fully paid by March 31, 2002.

         On August 23, 2000, the Company announced a new business charter and the restructuring of its organization. The new business charter was intended to execute a change in business strategy that leveraged Forgent's services and systems integration capabilities in order to become the industry leader in providing visual communication solutions over broadband enterprise networks. The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce and the consolidation of leased office space in its Austin, Texas headquarters, as well as in Sunnyvale, California and other remote facilities. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business strategy. The Company

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

completed all terminations by January 31, 2001. During the three months ended October 31, 2000, the Company recorded a restructuring charge of $1.7 million, all of which is included in the loss from discontinued operations.

NOTE 4 - COMPREHENSIVE LOSS

         In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income," the Company's other comprehensive income/(loss) is comprised of net loss, foreign currency translation adjustments, and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three and six months ended January 31, 2002 was $8.4 million and $12.6 million, respectively, and comprehensive loss for the three and six months ended January 31, 2001 was $7.7 million and $20.7 million, respectively.

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

         During the six months ended January 31, 2001, the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. The changes in these contracts are reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. During the three months ended October 31, 2001, the 77 shares of Polycom were sold under a cash flow hedge and $1.7 million was reclassed from other comprehensive income to earnings.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Since the standard recognizes goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are evaluated at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives, but without constraint of an arbitrary ceiling. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income from continuing operations on the Consolidated Statement of Operations. Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, and therefore did not record any goodwill amortization expenses during the six months ended January 31, 2002. As a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the six months ended January 31, 2002. The Company's goodwill, net of accumulated amortization, was $10.6 million at January 31, 2002 and at July 31, 2001.

         As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of the previously reported net loss and earnings per share as if SFAS No. 142 had been adopted is presented as follows:

                                                     FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                 JANUARY 31, 2002    JANUARY 31, 2001     JANUARY 31, 2002      JANUARY 31, 2001
  Reported net loss                             $          (8,553)   $          (6,307)   $         (11,122)   $         (20,096)

  Add back goodwill amortization                               --                  328                   --                  656
                                                -----------------    -----------------    -----------------    -----------------
  Adjusted net loss                             $          (8,553)   $          (5,979)   $         (11,122)   $         (19,440)
                                                =================    =================    =================    =================


  Basic and diluted earnings per share:
  As reported                                   $           (0.34)   $           (0.25)   $           (0.45)   $           (0.81)

  Goodwill amortization                                        --                 0.01                   --                 0.03
                                                -----------------    -----------------    -----------------    -----------------
  Adjusted earnings per share                   $           (0.34)   $           (0.24)   $           (0.45)   $           (0.78)
                                                =================    =================    =================    =================

NOTE 7 - SEGMENT INFORMATION

         During fiscal year 2001, the Company managed its business primarily along the lines of three reportable segments: Solutions, Products, and Internet Ventures. The Solutions segment provides a wide variety of maintenance, network consulting and support services to customers, and designs and installs custom integrated visual communication systems primarily in meetings spaces of large corporations. The Company focused on this core business line, and the Solutions segment evolved into Forgent Networks, Inc. The Products segment designed, manufactured, and sold multi-media visual communication products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. As a result of the sale of the Products segment, the Products business was accounted for as discontinued operations for the quarters ending January 31, 2002, and 2001. The Internet Ventures included OnScreen24(TM), which delivered and marketed visual communication tools for the Internet and ArticuLearn(TM), an e-learning portal provider for commercial and educational businesses that deliver learning content in a Web

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

environment. OnScreen24's operations were folded back into the core businesses as of January 31, 2001 and ArticuLearn's operations were terminated as of June 30, 2001.

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

         The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating loss for the three and six months ended January 31, 2002 and 2001:

                                                                             INTERNET
                                                            SOLUTIONS        VENTURES           TOTAL
                                                          -------------    -------------    -------------
FOR THE THREE-MONTH PERIOD ENDING JANUARY 31, 2002
Revenues from unaffiliated customers                      $       8,644    $          --    $       8,644
Gross margin                                                      3,186               --            3,186
Operating loss                                                   (2,522)              --           (2,522)

FOR THE THREE-MONTH PERIOD ENDING JANUARY 31, 2001
Revenues from unaffiliated customers                      $      10,140    $          30    $      10,170
Gross margin                                                      2,434              (56)           2,378
Operating loss                                                   (1,164)          (2,194)          (3,358)

FOR THE SIX-MONTH PERIOD ENDING JANUARY 31, 2002
Revenues from unaffiliated customers                      $      17,110    $          --    $      17,110
Gross margin                                                      6,012               --            6,012
Operating loss                                                   (4,203)              --           (4,203)

FOR THE SIX-MONTH PERIOD ENDING JANUARY 31, 2001
Revenues from unaffiliated customers                      $      20,584    $          31    $      20,615
Gross margin                                                      5,100              (62)           5,038
Operating loss                                                   (3,243)          (6,480)          (9,723)

NOTE 8 - DISCONTINUED OPERATIONS

         In May 2001, the Company announced its plan to sell its Products business unit and rename the remaining Solutions business unit as Forgent Corporation, subject to the execution and consummation of a sale agreement and shareholder approval. The Company submitted the sale of the Products business to its shareholders at the 2001 annual meeting, and the proposal was passed. On January 23, 2002, the Company consummated the sale of the Products business (see
Note 9) and renamed its remaining business as Forgent Networks, Inc. Therefore, the Company has presented the Products business unit as discontinued operations on the accompanying consolidated financial statements. For the three and six months ended January 31, 2002, the Company recorded a $6.0 million and $8.7 million loss for its discontinued operations, respectively. For the three and six months ended January 31, 2001, the Company recorded a $4.9 million and $12.8 million loss for its discontinued operations, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 9 - BUSINESS DISPOSITION

         On October 2, 2001, Forgent announced that it had signed a definitive sales agreement to sell the operations and certain assets of its VTEL Products business unit, including the VTEL name, in order to devote its energies and resources to the development of Forgent's services and software business. The Company's shareholders approved the transaction during its 2001 annual meeting and the sale was finalized on January 23, 2002. The sale of substantially all of the assets used in the Products business unit was made to VTEL Products Corporation ("VTEL"), a privately held company created by the former Vice-President of Manufacturing of the Products business unit and two other senior management members of the Products business unit. As a result, the Company received cash of $0.5 million, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for approximately $1.0 million, a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5.0 million and 1,045 shares of common stock, par value $0.01 per share, representing 19.9% of the new company's fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how, and information of the Company that was used in the daily operations of the Products business unit. Due to uncertainties regarding VTEL's future business, Forgent fully reserved its equity interest in VTEL. As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL Products business unit to be $1.1 million. During the three months ended January 31, 2002, Forgent recorded an additional $0.2 million in expenses associated with the completion of the sale. As of January 31, 2002, Forgent employed 196 employees.

NOTE 10 - SALE OF ACCOUNTS RECEIVABLE

         As of January 31, 2002, the Company had sold $4.2 million of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due to the unanticipated significant drop in sales from discontinued operations. Silicon Valley Bank purchased the assets for a fee of 1.7% of the value of the accounts receivable sold and a one time set-up fee of $13 thousand. The Company received proceeds from Silicon Valley Bank of $4.1 million. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which Forgent had adopted as of January 31, 2002, a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets, and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfer of the accounts receivable as a sale of asset, excluded the related receivables from the Consolidated Balance Sheet and recorded a related expense of $86 thousand for the three months ended January 31, 2002.

NOTE 11 - ASSET IMPAIRMENT

         Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the three months ended January 31, 2002, customers do not need these advanced features but desire fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology will not be used immediately in the development of VNP, in response to customer demands, but will be reserved for potential future development. As a result, the $2.4 million capitalized software development costs associated with technology was impaired as of January 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following review of Forgent's financial position as of January 31, 2002 and July 31, 2001 and for the three and six months ended January 31, 2002 and 2001 should be read in conjunction with our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2001.

RESULTS OF OPERATIONS

         The following table provides the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

                                                    FOR THE THREE               FOR THE SIX
                                                     MONTHS ENDED               MONTHS ENDED
                                                      JANUARY 31,                JANUARY 31,
                                                  2002          2001          2002          2001
Service revenues                                   62%           64%           64%           64%
Network software and services revenues              4            --             3            --
Integration and other revenues                     33            36            33            36
Gross margin                                       37            23            35            24
Selling, general and administrative                31            40            32            47
Research and development                            8            13             9            22
Asset impairment                                   28            --            14            --
Restructuring expense                              --            --             5            --
Total operating expenses                           66            56            60            72
Other (loss) income, net                           (1)           19            10            12
Loss from continuing operations                   (30)          (14)          (14)          (35)
Loss from discontinued operations                 (69)          (48)          (51)          (62)
Net loss                                          (99)%         (62)%         (65)%         (97)%


THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2001

         Revenues. Revenues for the three months ended January 31, 2002 were $8.6 million, a decrease of $1.5 million, or 15%, from $10.1 million reported for the three months ended January 31, 2001. Revenues for the six months ended January 31, 2002 were $17.1 million, a decrease of $3.5 million, or 17%, from $20.6 million reported for the six months ended January 31, 2001. Revenues represent the combined revenues including sale of Forgent's software, network consulting, installation, training, and maintenance services as well as custom videoconferencing integration solutions, and multi-vendor products. The revenues do not include any revenues from the discontinued Products business, which engages in the manufacture and sale of endpoint systems.

         Service revenues decreased by $1.1 million, or 17%, to $5.4 million for the quarter ended January 31, 2002 from $6.5 million for the quarter ended January 31, 2001. Service revenues decreased by $2.2 million, or 17%, to $10.9 million for the six months ended January 31, 2002 from $13.1 million. Service revenues include the maintenance and support of thousands of endpoints and bridges under maintenance agreements. In the past, the service revenues were generated primarily on VTEL equipment. During the six months ended January 31, 2002, Forgent witnessed a decrease in the renewal rate of service contracts for VTEL products as they have been retired or replaced more quickly than anticipated, which contributed to the decline in service revenues. However, through established strategic relationships with multiple key players in the video communications industry, Forgent is providing installation, training, and maintenance to a wider array of videoconferencing devices, including end points, multipoint control units, gateways, gatekeepers, and traditional network switches and routers. This business strategy is resulting in other service revenues that offset the decline in service revenues based primarily on VTEL equipment. Additionally, management is discussing opportunities with original equipment manufacturers ("OEMs") regarding exclusive service agreements, which could increase service revenues. The Company's strategy is to stabilize this line of business in order to provide cash and accessibility to customers as Forgent continues to invest and focus on its network software and services.

     Network software and services revenues were $0.4 million and $0.5 million for the three and six months ended January 31, 2002, respectively. These revenues include sales of Forgent Video Network Platform ("VNP") and other software, network consulting services, and royalties . VNP, an enterprise-class network management software that manages video, voice and other types of rich media on multi-protocol and multi-vendor networks, is designed to schedule, monitor and manage enterprise video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications. Forgent's network consulting services provide technical market research, evaluation and analysis to customers as well as the means to test multiple network systems for manageability, interoperability, and optimum network connectivity prior to installation or a growth cycle. During the three months ended January 31, 2002, Forgent sold four VNP licenses, and currently has several companies evaluating VNP. Although Forgent fielded many inquires from companies exploring videoconferencing as a viable alternative to business travel as a result of the September 11, 2001 tragedy, sales activity have not been as forthcoming as previously anticipated. Although several beta customers expressed enthusiasm and even verbal commitments to purchase the VNP software, these companies were unable to make the purchase as of January 31, 2002. However, feedback from the beta sites, new customers, and new trial participants has been positive. Respondents stated the software is of high quality, generates few errors, works reliably, has significant and broad-based functionality, and requires little support after installation. As a result of the lengthened sales cycle, affected by the scarce capital spending which caused management to evaluate and justify all purchases, Forgent is targeting potential customers who recognize the importance of video networking and are focused on realizing the functionality and cost-reducing benefits from implementing or enhancing its videoconferencing infrastructure and is increasing its dedicated VNP sales force to establish direct relationships with these customers. Futhermore, Forgent is investigating opportunities to license its existing patent portfolio to generate additional revenue from royalties.

         Integration and other revenues decreased by $0.7 million, or 21%, to $2.9 million for the quarter ended January 31, 2002 from $3.6 million for the quarter ended January 31, 2001. Integration and other revenues decreased by $1.7 million, or 23%, to $5.7 million for the six months ended January 31, 2002 from $7.4 million. Due to the reduction in capital expenditures in today's business environment, large orders for integration solutions and equipment were either put on hold or delayed, which resulted in the decline in revenues. Since Forgent's business strategy is to become a software and services provider for enterprise video networks, the Company is placing less emphasis on this part of its legacy business which includes providing custom videoconferencing integration solutions as well as marketing and distributing a variety of third-party manufactured equipment through the Multi-Vendor Partners Program
(TM) ("MVP"). Traditionally, the gross margins on this line of business have been low. Despite the decline in revenues, integration and other sales during the three and six months ended January 31, 2002 have been more selective and concentrated on value-added sales with higher margins to improve the Company's profitability. Although management does not anticipate growing integration and other revenues, Forgent's depth and breadth of experience and knowledge from being in the industry over the past two decades allow the Company to provide these additional offerings in order to distinguish itself from other players in the industry.

         Gross margin. Gross margin as a percentage of total revenues was 37% and 35% for the three and six months ended January 31, 2002, respectively, an increase from the gross margin as a percentage of total revenues of 23% and 24% for the three and six months ended January 31, 2002, respectively. Gross margins increased $0.8 million, or 34%, to $3.2 million for the three months ended January 31, 2002 from $2.4 million for the three months ended January 31, 2001. Gross margins increased $1.0 million, or 19%, to $6.0 million for the six months ended January 31, 2002 from $5.0 million for the six months ended January 31, 2001. Despite the decline in total revenues, gross margins increased for the three and six months ended January 31, 2002 as compared to the three and six months ended January 31, 2001 due primarily to aggressive cost management and competing more on value-added services instead of price.

         The Company's margins are primarily generated from service revenues. The costs associated with the service and maintenance business are labor intensive and relatively fixed, which causes gross margins to be directly affected by the level of revenue generated from new and renewed service contracts. In August 2001, Forgent resized its infrastructure to incur costs that more closely matched the projected revenue levels. As a result, gross margins from the service business significantly increased by 54% from $1.6 million to $2.5 million for the three months ended January 31, 2002 and increased by 35% from $3.5 million to $4.7 million for the six months ended January 31, 2002. The Company's current infrastructure is capable of handling an additional 20% volume of service calls without increasing its resources. Therefore, any growth in service revenues will result in further strengthening Forgent's margins.

         Gross margins for the three and six months ended January 31, 2002 for the network software and service revenues were negative primarily due to the amortization of the capitalized software development costs. Since the capitalized costs is amortized on a straight-line basis, the ramp-up of network software revenues in subsequent quarters will generate positive gross margins.

         Gross margins from integration and other revenues are subject to product mix shifts based on the types of integration solutions produced and MVP products sold. The improvement in integration and other margins is due largely to Forgent's strategy of focusing its sales efforts on more profitable solutions and competing more on value added solutions versus price. Since management does not anticipate on growing this portion of the business, generating higher margins on customized integrated systems and solutions will contribute to the Company's overall goal of returning to profitability.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $1.4 million, or 35%, to $2.6 million for the quarter ended January 31, 2002 from $4.0 million for the quarter ended January 31, 2001. Selling, general and administrative expenses decreased by $4.1 million, or 42%, to $5.5 million for the six months ended January 31, 2002 from $9.6 million for the six months ended January 31, 2001. Selling, general and administrative expenses as a percentage of revenues were 31% and 40% for the three months ended January 31, 2002 and 2001, respectively, and were 32% and 47% for the six months ended January 31, 2002 and 2001, respectively.

         Total selling, general and administrative expenses ("SG&A") as well as SG&A expenses as a percentage of revenue, have significantly decreased during the reporting periods in fiscal year 2002, as compared to the corresponding periods in fiscal year 2001. The SG&A expenses incurred by the Company's Internet subsidiaries, which were folded back into the core operations during fiscal 2001, were $0.7 million and $1.8 million for the three and six months ended January 31, 2001, respectively. Without the effect of the Internet ventures, total SG&A expenses decreased $0.7 million, or 21% and $2.3 million, or 29%, for the three and six months ended January 31, 2002, respectively.

         In efforts to find efficiencies and to significantly reduce our administrative costs as a percent of expected revenues, the Company reexamined its overall staffing needs, restructured its operations and recorded a one-time charge of $0.8 million during the three months ended October 31, 2001. Efforts to reduce administrative costs during fiscal year 2001, including the closing of the Sunnyvale, California facility, continue to be realized in fiscal 2002. Despite the success thus far, management is committed to further decreasing any unnecessary SG&A expenses that do not directly support the generation of revenues for Forgent. Despite the cost reducing measures, there can be no assurance that Forgent will be able to reduce costs enough to become profitable.

         Research and development. Research and development expenses decreased by $0.6 million, or 49%, to $0.7 million for the quarter ended January 31, 2002 from $1.3 million for the quarter ended January 31, 2001. Research and development expenses decreased by $3.0 million, or 67%, to $1.5 million for the six months ended January 31, 2002 from $4.5 million for the six months ended January 31, 2001. Research and development as a percentage of revenues were 8% and 13% for the three months ended January 31, 2002 and 2001, respectively, and were 9% and 22% for the six months ended January 31, 2002 and 2001, respectively.

         During the three and six months ended January 31, 2001, the Company's subsidiary, OnScreen24(TM), which was comprised primarily of Forgent research and development engineers who developed visual communication delivery products for use over the Internet, incurred $1.3 million and $4.5 million in research and development expenses, respectively. Due to the weakening environment for start-up businesses and related tightening of the venture capital marketplace, the Company absorbed its OnScreen24 operations back into the operations of its core business during fiscal year 2001.

         Since the adoption of video as a mission-critical tool has been slow due to the complexity of the numerous assortment of vendors, devices, and protocols that have caused reliability, manageability and ease-of-use problems, VNP is designed to schedule, monitor and manage enterprise video networks from a central location, thus allowing network administrators to operate and manage their networks more effectively and efficiently. During the three and six months ended January 31, 2002, the Company incurred $0.7 million and $1.5 million, respectively, in research and development expenses, which are related to efforts on designing Forgent's VNP. These expenses are net of $0.8 million and $1.9 million capitalized during the three and six months ended January 31, 2002, respectively. As of January 31, 2002, $1.9 million of the Company's capitalized software expenses relate to the efforts on Forgent's VNP Version 1.0, which started amortizing during the second fiscal quarter as sales on this software was realized. The remaining $0.5 million of the Company's capitalized software expenses relate to the efforts on Forgent's VNP Version 1.1, which will include a simplified user interface, increased usability, device call control and improved reporting, and is targeted to be released in June 2002.

         The Company filed an additional nine VNP-related patents during the three months ended January 31, 2002, which brings the total VNP filings count to twenty-six. Forgent expects to file an additional eight patent applications during the next fiscal quarter. The Company remains committed to developing its intellectual property to protect its investment in research and development as well as to exploring potential revenue streams from its existing patent portfolio.

         The Company's ability to successfully develop software solutions to enable enterprise video networks will be a significant factor in Forgent's success. As Forgent develops its research and development strategy, management anticipates additional costs associated with the recruiting and retention of engineering professionals adept at broadband technologies. Management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue. However, management believes Forgent's ultimate future success is based primarily on its commitment to the new business strategy and the success of Forgent VNP.

     Asset impairment. Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the three months ended January 31, 2002, customers do not need these advanced features but desire fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology will not be used immediately in the development of VNP, in response to customer demands, but will be reserved for potential future development. As a result, the $2.4 million capitalized software development costs associated with technology was impaired as of January 31, 2002.

         Amortization of intangible assets. Amortization expenses were $0.3 million and $0.6 million during the three and six months ended January 31, 2001, respectively. The expenses relate to the amortization of goodwill resulting from certain acquisitions. Effective August 1, 2001, the Company chose early adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. Therefore, no amortization expenses were recorded for the three and six months ended January 31, 2002.

         Restructuring charge. During the three months ended October 31, 2001, the Company restructured its organization, which involved the termination of 65 employees or 17% of the workforce. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. Forgent recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring. As of January 31, 2002, almost all of the involuntary termination benefits had been paid. The remaining benefits will be fully paid by March 31, 2002. During the three months ended January 31, 2002, the Company has realized the benefits of the restructuring through lower cost of sales and operating expenses.

         Other income (expense). Other income decreased by $1.9 million to $0.0 million for the quarter ended January 31, 2002 from income of $1.9 million for the quarter ended January 31, 2001. Other income decreased by $0.7 million to $1.7 million for the six months ended January 31, 2002 from income of $2.4 million for the six months ended January 31, 2001. The decreases are primarily attributable to two non-core business activities. During the three months ended January 31, 2001, the Company partially sold its investment in common stock of Accord Networks Ltd. ("Accord"), a networking equipment manufacturer, which netted a $1.2 million gain. Polycom, Inc. subsequently acquired Accord and during the first fiscal quarter of 2002, the Company sold its remaining 76,625 shares of Polycom common stock under a cash flow hedge, resulting in a $1.7 million realized gain. Additionally, during the three and six months ended January 31, 2001, Forgent managed significantly more interest-earning cash and short-term investments than the comparable periods ended January 31, 2002. As a result, interest income decreased by 78% for the three and six months ended January 31, 2002.

         Loss from discontinued operations. On January 23, 2002, the Company finalized the sale of the operations and substantially all of the assets of its VTEL Products business unit, including the VTEL name. Accordingly, the Products business has been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $6.0 million and $8.7 million for the three and six months ended January 31, 2002, respectively. Loss from discontinued operations was $4.9 million and $12.8 million for the three and six months ended January 31, 2001, respectively. Loss from discontinued operations was 69% and 51% of revenues for the three and six months ended January 31, 2002, respectively. Loss from discontinued operations was 48% and 62% of revenues for the three and six months ended January 31, 2001, respectively. As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL Products business unit to be $1.1 million. During the three months ended January 31, 2002, Forgent recorded an additional $0.2 million in expenses associated with the completion of the sale.

         Net loss. Forgent generated a net loss of $8.6 million, or $0.34 per share, during the quarter ended January 31, 2002 compared to net loss of $6.3 million, or $0.25 per share, during the quarter ended January 31, 2001. Forgent generated a net loss of $11.1 million, or $0.45 per share, during the six months ended January 31, 2002 compared to net loss of $20.1 million, or $0.81 per share, during the six months ended January 31, 2001. The decline in revenue, asset impairment, and loss from discontinued operations resulted in higher net losses incurred during the three months ended January 31, 2002, as compared to the net losses incurred during the three months ended January 31, 2001. Despite the decrease in revenue during the six months ended January 31, 2002 as compared to the six months ended January 31, 2001, the improvement in gross margins, decline in operating expenses and decline in loss from discontinued operations contributed to the decrease in net loss for the six months ended January 31, 2002.

     During fiscal year 2002, Forgent has taken steps to grow its revenues through VNP sales and increased professional service offerings and video network consulting, to improve gross margins, to reduce costs by resizing its infrastructure, to maintain a strong cash balance, and to finalize the sale of the Products business unit. Despite the current difficult economic business environment in which companies are minimizing capital expenditures, these significant milestones, as well as those achieved in the development, testing and installation of Forgent's video network platform, continue to strengthen the Company's prospects in the visual communications and network management industry and to advance the Company's financial results towards growth and profitability. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

         On January 31, 2002, Forgent had working capital of $6.1 million, including $20.4 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $6.8 million for the six months ended January 31, 2002 due primarily to the sale of $4.1 million in accounts receivable and the change in accounts receivable. Cash used in operating activities was $1.6 million for the six months ended January 31, 2001 and largely resulted from operating losses and changes in accounts receivable and accounts payable. The liquidation of the Internet ventures, which historically required significant funding for operations, as well as the completion of the restructuring efforts, improved the Company's cash flows from operations during the six months ended January 31, 2002, as compared to the six months ended January 31, 2001. As of January 31, 2002, the Company had sold $4.2 million of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due to the unanticipated significant drop in sales from discontinued operations. Silicon Valley Bank purchased the assets for a fee of 1.7% of the value of the accounts receivable sold and a one time set-up fee of $13 thousand. The Company received proceeds from Silicon Valley Bank of $4.1 million. As a result of the sale of accounts receivable, the Company excluded the related receivables from the Consolidated Balance Sheet and recorded a related expense of $86 thousand for the three months ended January 31, 2002.

         Cash used in investing activities was $0.6 million for the six months ended January 31, 2002 due primarily to the capitalization of software development costs, which were offset by net sales of short-term investments. Cash provided by investing activities was $13.8 million for the six months ended January 31, 2001 and largely resulted from the net sales of short-term investments. For fiscal 2002 management established a capital budget of $2.0 million primarily for investing in development tools, sales and marketing demonstration equipment and for on-going operational requirements. Capital expenditures incurred during the six months ended January 31, 2002 primarily relate to the purchase of the Company's new accounting system.

         Cash used in financing activities was $0.5 million for the six months ended January 31, 2002 due primarily to the purchase of treasury stock, which was offset by proceeds received from the issuance of stock. Cash used in financing activities was $0.3 million for the six months ended January 31, 2001 and largely resulted from payments on notes payable. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million of the Company's common stock. During the six months ended January 31, 2002, the Company repurchased 445,100 shares for $1.4 million. Management is committed to repurchasing additional shares in fiscal 2002, depending on the Company's cash position, market conditions, and other factors. During the six months ended January 31, 2002, Forgent entered into a three-year notes payable of $0.5 million for the purchase of the Company's new accounting system. At January 31, 2002, we did not have a line of credit in place. Based on the Company's strong cash position, management does not expect to obtain any line of credit during the current fiscal year.

         Forgent's principal sources of liquidity at January 31, 2002 consisted of $20.4 million of cash, cash equivalents and short-term investments, and the ability to generate cash from operations. In essence, the Company's cash and short-term investment balance has remained relatively flat over the past several quarters. This level of liquidity reflects the Company's success in limiting its cash consummation and preserving its cash balances in order to invest further in improving Forgent's VNP software and services. There is no assurance, however, that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and developing, declining revenues, increased expenses levels and other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure relates to interest rate risk and foreign currency exchange fluctuations. Since Forgent's investment portfolio primarily consists of money market funds and other marketable securities including commercial paper and government securities, management believes the interest rate risk is minimal due to the short-term nature of these investments. Additionally, Forgent previously invested in common stock shares of Accord Networks ("Accord"), an Israeli-based manufacturer of networking equipment, which converted to Polycom, Inc. ("Polycom") common stock shares as a result of Polycom's acquisition of Accord. During the first fiscal quarter of 2002, the remaining Polycom shares were sold under a cash flow hedge, realizing $1.7 million in gain and $1.8 million in net cash flows. As of January 31, 2002, the Company no longer had market risks related to the Polycom stock.

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

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 14, 2002, an annual meeting of the stockholders was held in Austin, Texas, whereby the shareholders voted on the following proposals:

     1. Proposal to elect directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders voted to approve the proposal by the following vote:

         NOMINEE                    FOR                        WITHHELD
         Richard N. Snyder          21,485,308                 1,979,022
         F.H. (Dick) Moeller        19,416,176                 4,048,154
         Gordon H. Matthews         21,342,661                 2,121,669
         T. Gary Trimm              20,203,194                 3,261,136
         Kathleen A. Cote           21,497,476                 1,966,854
         James H. Wells             21,488,930                 1,975,400

     2. Proposal to sell substantially all of the assets of the Videoconferencing Systems Products Division. The stockholders voted to approve the proposal by the following vote:

         FOR                        AGAINST          ABSTAIN
         13,353,342                 210,070          73,401


     3. Proposal to amend the certificate of incorporation to change the Company's name from VTEL Corporation to Forgent Networks, Inc. The stockholders voted to approve the proposal by the following vote:

         FOR                        AGAINST          ABSTAIN
         23,304,279                 108,710          51,341

     4. Proposal to increase the number of authorized shares of common stock available for issuance under the Company's 1996 Stock Option Plan from 2,700,000 shares to 3,800,000 shares. The stockholders voted to approve the proposal by the following vote:

         FOR                        AGAINST          ABSTAIN
         19,340,528                 4,031,015        92,787

     5. Proposal to amend the Company's 1992 Director Stock Option Plan by modifying the formula pursuant to which additional options may be granted. The stockholders voted to approve the proposal by the following vote:

         FOR                        AGAINST          ABSTAIN
         19,437,068                 3,901,813        125,449

     6. Proposal to increase the number of shares of common stock that employees may purchase under the Company's Employee Stock Purchase Plan from 1,200 shares to 2,500 shares per quarter. The stockholders voted to approve the proposal by the following vote:

         FOR                        AGAINST          ABSTAIN
         21,892,698                 1,503,335        68,297

    7. Proposal to ratify the Board of Director's appointment of Ernst & Young LLP, independent accountants, as the Company's independent auditors for the year ending July 31, 2002. The stockholders voted to approve the proposal by the following vote:

         FOR                        AGAINST          ABSTAIN
         23,324,056                 69,541           70,733


ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  None

         (B) Reports on Form 8-K:

                  On January 23, 2002 the registrant filed a report on Form 8-K announcing the Company's sale of its products business line to a newly formed company organized by former Vice-President of Manufacturing of the Products Division and two other senior management members of the Products Division.

                                      * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FORGENT NETWORKS, INC.



        March 14, 2002                          By: /s/ RICHARD N. SNYDER
                                                   -----------------------------
                                                    Richard N. Snyder
                                                    Chief Executive Officer


                                                By: /s/ JAY C. PETERSON
                                                   -----------------------------
                                                    Jay C. Peterson
                                                    Chief Financial Officer