Form 10-Q
period 2002-04-30
FORGENT NETWORKS  INC
filed 2002-06-17
CIK 884144

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002


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

At June 4, 2002 the registrant had outstanding 24,744,924 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                              APRIL 30,      JULY 31,
                                                                2002           2001
                                                             (UNAUDITED)

ASSETS
Current assets:
    Cash and equivalents                                     $   13,327    $   15,848
    Short-term investments                                        1,974         6,128
    Accounts receivable, net of allowance for doubtful
      accounts of $502 and $1,089 at
      April 30, 2002 and July 31, 2001                           13,103        13,770
    Notes receivable, net of reserve of $967 and $121 at
         April 30, 2002 and July 31, 2001                           319            50
    Inventories                                                     850           454
    Prepaid expenses and other current assets                     1,088         1,355
                                                             ----------    ----------
        Total current assets                                     30,661        37,605

Property and equipment, net                                       6,011         9,500
Intangible assets, net                                           10,603        10,617
Capitalized software, net                                         3,324         2,998
Other assets                                                        414           616
Net assets from discontinued operations                              --         8,004
                                                             ----------    ----------
                                                             $   51,013    $   69,340
                                                             ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $    6,428    $    9,594
    Accrued compensation and benefits                             1,916         3,636
    Other accrued liabilities                                     2,173         2,652
    Notes payable, current portion                                  155            --
    Deferred revenue                                              7,348         8,802
                                                             ----------    ----------
        Total current liabilities                                18,020        24,684

Long-term liabilities:
    Other long-term obligations                                   2,528         3,034
                                                             ----------    ----------
        Total long-term liabilities                               2,528         3,034

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000
      authorized; none issued or outstanding                         --            --
    Common stock, $.01 par value; 40,000 authorized;
      24,726 and 24,889 issued and outstanding at
      April 30, 2002 and July 31, 2001                              254           249
    Treasury stock, 677 and 87 at April 30, 2002
      and July 31, 2001                                          (1,865)         (108)
    Additional paid-in capital                                  262,692       261,713
    Accumulated deficit                                        (230,549)     (221,908)
    Unearned compensation                                          (130)           --
    Accumulated other comprehensive income                           63         1,676
                                                             ----------    ----------
        Total stockholders' equity                               30,465        41,622
                                                             ----------    ----------
                                                             $   51,013    $   69,340
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

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                        FOR THE                      FOR THE
                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         APRIL 30,                   APRIL 30,
                                                                    2002           2001         2002           2001
                                                                        (UNAUDITED)                 (UNAUDITED)

REVENUES:
    Network software and services                                 $      852    $       --    $    1,309    $       --
    Intellectual property licensing                                   15,000            --        15,000            --
    Services and other                                                 6,465         7,253        20,694        20,420
                                                                  ----------    ----------    ----------    ----------
       Total revenues                                                 22,317         7,253        37,003        20,420
                                                                  ----------    ----------    ----------    ----------

COST OF SALES:
    Network software and services                                        411            --         1,025            --
    Intellectual property licensing                                    6,600            --         6,600            --
    Services and other                                                 3,598         5,403        12,195        15,091
                                                                  ----------    ----------    ----------    ----------
       Total cost of sales                                            10,609         5,403        19,820        15,091
                                                                  ----------    ----------    ----------    ----------
    GROSS MARGIN                                                      11,708         1,850        17,183         5,329
                                                                  ----------    ----------    ----------    ----------

OPERATING EXPENSE:
    Selling, general and                                               2,926         4,574         7,922        12,184
    administrative
    Research and development                                             567         1,401         2,026         5,889
    Asset impairment                                                      --         1,147         2,381         1,147
    Amortization of intangible assets                                     --           369            --           853
    Restructuring expense                                                 --            --           818            --
                                                                  ----------    ----------    ----------    ----------
       Total operating expenses                                        3,493         7,491        13,147        20,073
                                                                  ----------    ----------    ----------    ----------

INCOME (LOSS) FROM OPERATIONS                                          8,215        (5,641)        4,036       (14,744)
                                                                  ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE):
    Interest income                                                       53           231           237         1,064
    Gain on investment                                                    --         3,670         1,670         4,886
    Interest expense and other                                           169        (1,646)          106        (1,246)
                                                                  ----------    ----------    ----------    ----------
       TOTAL OTHER INCOME (EXPENSE)                                      222         2,255         2,013         4,704
                                                                  ----------    ----------    ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES          8,437        (3,386)        6,049       (10,040)
Provision for income taxes                                               177           304           177           304
                                                                  ----------    ----------    ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               8,614        (3,082)        6,226        (9,736)
                                                                  ----------    ----------    ----------    ----------
Loss from discontinued operations, net of income taxes                (6,133)       (1,498)      (14,612)      (14,942)
Loss on disposal, net of income taxes                                     --            --          (255)           --
                                                                  ----------    ----------    ----------    ----------
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES                (6,133)       (1,498)      (14,867)      (14,942)
                                                                  ----------    ----------    ----------    ----------

NET INCOME (LOSS)                                                 $    2,481    $   (4,580)   $   (8,641)   $  (24,678)
                                                                  ==========    ==========    ==========    ==========

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations                          $     0.35    $    (0.12)   $     0.25    $    (0.39)
                                                                  ==========    ==========    ==========    ==========
Loss from discontinued operations                                 $    (0.25)   $    (0.06)   $    (0.60)   $    (0.60)
                                                                  ==========    ==========    ==========    ==========
Net income (loss)                                                 $     0.10    $    (0.18)   $    (0.35)   $    (0.99)
                                                                  ==========    ==========    ==========    ==========

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations                          $     0.34    $    (0.12)   $     0.25    $    (0.39)
                                                                  ==========    ==========    ==========    ==========
Loss from discontinued operations                                 $    (0.24)   $    (0.06)   $    (0.60)   $    (0.60)
                                                                  ==========    ==========    ==========    ==========
Net income (loss)                                                 $     0.10    $    (0.18)   $    (0.35)   $    (0.99)
                                                                  ==========    ==========    ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and diluted                                                 24,761        24,890        24,807        24,862
    Diluted                                                           25,373        24,890        24,807        24,862

              The accompanying notes are an integral part of these
                       consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                                               FOR THE
                                                                          NINE MONTHS ENDED
                                                                              APRIL 30,
                                                                          2002           2001
                                                                              (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (Loss) from continuing operations                          $    6,226    $   (9,736)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operations:
        Depreciation and amortization                                       3,689         6,463
        Amortization of unearned compensation                                  76             4
        Foreign currency translation loss (gain)                              178            42
        Loss (gain) on sale of fixed assets                                    58         2,715
        Asset impairment                                                    2,381            --
        Sale of accounts receivable                                         8,297            --
        (Increase) decrease in receivables                                 (9,019)       10,012
        Increase in inventories                                              (909)       (3,751)
        Decrease in prepaid expenses and other current assets                 147           664
        Decrease in accounts payable                                       (3,575)       (5,985)
        Decrease in accrued expenses                                       (2,633)       (4,244)
        Decrease in deferred revenues                                      (1,617)       (4,172)
                                                                       ----------    ----------
            Net cash provided by  (used in) operating activities            3,299        (7,988)
                                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of short-term investments                                    2,613        17,289
     Net purchases of property and equipment                                 (664)       (1,177)
     Collection (issuance) of notes receivable                                245           (20)
     Increase in capitalized software                                      (2,989)           --
     Decrease (increase) in other assets                                      (43)          168
                                                                       ----------    ----------
            Net cash (used in) provided by investing activities              (838)       16,260
                                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock                                      797           159
     Purchase of treasury stock                                            (1,757)           --
     Proceeds from notes payable                                              544           544
     Payments on notes payable                                               (464)       (1,360)
                                                                       ----------    ----------
            Net cash used in financing activities                            (880)         (657)
                                                                       ----------    ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
      Net cash used in discontinued operations                             (3,929)       (7,829)

Effect of translation exchange rates on cash                                 (173)          (19)
                                                                       ----------    ----------

Net decrease in cash and equivalents                                       (2,521)         (233)

Cash and equivalents at beginning of period                                15,848         6,868
                                                                       ----------    ----------
Cash and equivalents at end of period                                  $   13,327    $    6,635
                                                                       ==========    ==========
SUPPLEMENTARY INFORMATION
      Non-cash reserve on note payable                                 $    5,967            --

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. ("Forgent") as of April 30, 2002 and July 31, 2001, the results of operations for the three and nine months ended April 30, 2002 and 2001, and cash flows for the nine months ended April 30, 2002 and 2001. The results for interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - BUSINESS DISPOSITION

         In April 2002, Forgent sold inventory and certain other assets related to its integration business to SPL Integrated Solutions ("SPL"), the largest independent integrator of large videoconferencing systems and fully-integrated multimedia systems. SPL will provide all of the integration services for Forgent and Forgent will become the exclusive service provider for SPL, thus allowing each company to strengthen and to significantly expand its individual core services while complementing each others' product offerings. As a result of the sale, Forgent received $150 thousand in cash and a $282 thousand note receivable from SPL. SPL will absorb 15 Forgent employees and lease office space in Forgent's King of Prussia, Pennsylvania facility, where the combined team of engineers and technicians will manage and execute the delivery of audio-video system integration and support. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third fiscal quarter.

         On October 2, 2001, Forgent announced that it had signed a definitive sales agreement to sell the operations and certain assets of its VTEL Products business unit, including the VTEL name, in order to devote its energies and resources to the development of Forgent's services and software business. The Company's shareholders approved the transaction during its 2001 annual meeting and the sale was finalized on January 23, 2002. The sale of substantially all of the assets used in the Products business unit was made to VTEL Products Corporation ("VTEL"), a privately held company created by the former Vice-President of Manufacturing of the Products business unit and two other senior management members of the Products business unit. As a result, the Company received cash of $0.5 million, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for approximately $1.0 million, a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5.0 million and 1,045 shares of common stock, par value $0.01 per share, representing 19.9% of the new company's fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how, and information of the Company that was used in the daily operations of the Products business unit. Due to uncertainties regarding VTEL's future business, Forgent fully reserved its equity interest in VTEL. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement, and management is currently renegotiating the terms of the note. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $6 million charge for the reserve of the both notes from VTEL, which is presented in discontinued operations for the three and nine months ended April 30, 2002 included. As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL Products business unit to be $1.1 million. During the three months ended January 31, 2002, Forgent recorded an additional $0.2 million in expenses associated with the completion of the sale.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 3 - DISCONTINUED OPERATIONS

         During the third fiscal quarter, Forgent sold its integration business to SPL Integrated Solutions ("SPL"), a leading nationwide integrator that designs and installs large-display videoconferencing systems and fully integrated multimedia systems for corporations, educational institutions and government agencies. As a result, SPL will employ 15 members of Forgent's Professional Services Integration team and will provide all of the future integrated services for Forgent. The sale allows Forgent to focus its strengths and resources on growing its more profitable software and services business while still providing multimedia system integration to its customers through SPL.

         In May 2001, the Company announced its plan to sell its Products business unit and rename the remaining Solutions business unit as Forgent Corporation, subject to the execution and consummation of a sale agreement and shareholder approval. The Company submitted the sale of the Products business to its shareholders at the 2001 annual meeting, and the proposal was passed. On January 23, 2002, the Company consummated the sale of the Products business (see
Note 2) and renamed its remaining business as Forgent Networks, Inc.

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE

         During the third fiscal quarter ending April 30, 2002, the Company had sold $4.3 million of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due to the remaining payments of outstanding payables related to the discontinued operations and to non-linear service bookings. Silicon Valley Bank purchased the assets for a fee of 1.7% of the value of the accounts receivable sold. The Company received proceeds from Silicon Valley Bank of $4.2 million. During the second fiscal quarter ending January 31, 2002, the Company had sold $4.2 million of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due to the unanticipated significant drop in sales from discontinued operations. Silicon Valley Bank purchased the assets for a fee of 1.7% of the value of the accounts receivable sold and a one time set-up fee of $13 thousand. The Company received proceeds from Silicon Valley Bank of $4.1 million.

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which Forgent had adopted as of January 31, 2002, a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets, and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfer of the accounts receivable as a sale of asset, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $72 thousand and $158 thousand for the three months and nine months ended April 30, 2002, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 5 - ASSET IMPAIRMENT

         Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second fiscal quarter, customers do not need these advanced features but desire fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology will not be used immediately in the development of VNP, in response to customer demands, but will be reserved for potential future development. As a result, the $2.4 million capitalized software development costs associated with technology was impaired as of January 31, 2002.

NOTE 6 - RESTRUCTURING ACTIVITIES

         In August 2001, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring. As of April 30, 2002, all of the involuntary termination benefits had been paid.

         On August 23, 2000, the Company announced a new business charter and the restructuring of its organization. The new business charter was intended to execute a change in business strategy that leveraged Forgent's services and systems integration capabilities in order to become the industry leader in providing visual communication solutions over broadband enterprise networks. The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce and the consolidation of leased office space in its Austin, Texas headquarters, as well as in Sunnyvale, California and other remote facilities. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business strategy. The Company completed all terminations by January 31, 2001. During the first quarter of fiscal year 2001, the Company recorded a restructuring charge of $1.7 million, all of which is included in the loss from discontinued operations.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 7 - SEGMENT INFORMATION

         During fiscal year 2001, the Company managed its business primarily along the lines of three reportable segments: Solutions, Products, and Internet Ventures. The Solutions segment provided a wide variety of maintenance, network consulting and support services to customers, and designs and installs custom integrated visual communication systems primarily in meetings spaces of large corporations. The Company focused on this core business line, and the Solutions segment evolved into Forgent Networks, Inc. In April 2002, the Company sold its integration business within this segment and thus accounted for it as discontinued operations in the consolidated financial statements. The Products segment designed, manufactured, and sold multi-media visual communication products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. As a result of the sale of the Products segment in January 2002, the Products business was also accounted for as discontinued operations in the consolidated financial statements. The Internet Ventures included OnScreen24(TM), which delivered and marketed visual communication tools for the Internet and ArticuLearn(TM), an e-learning portal provider for commercial and educational businesses that deliver learning content in a Web environment. OnScreen24's operations were folded back into the core businesses as of January 31, 2001 and ArticuLearn's operations were terminated as of June 30, 2001.

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

         The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating loss for the three and nine months ended April 30, 2002 and 2001:

                                                                              INTERNET
                                                             SOLUTIONS        VENTURES         TOTAL
                                                             ---------        --------         -----

FOR THE THREE-MONTH PERIOD ENDING APRIL 30, 2002
Revenues from unaffiliated customers                        $   22,317      $       --      $   22,317
Gross margin                                                    11,708              --          11,708
Operating income                                                 8,215              --           8,215

FOR THE THREE-MONTH PERIOD ENDING APRIL 30, 2001
Revenues from unaffiliated customers                        $    7,181      $       72      $    7,253
Gross margin                                                     1,932             (82)          1,850
Operating loss                                                  (3,612)         (2,029)         (5,641)

FOR THE NINE-MONTH PERIOD ENDING APRIL 30, 2002
Revenues from unaffiliated customers                        $   37,003      $       --      $   37,003
Gross margin                                                    17,183              --          17,183
Operating income                                                 4,036              --           4,036

FOR THE NINE-MONTH PERIOD ENDING APRIL 30, 2001
Revenues from unaffiliated customers                        $   20,318      $      102      $   20,420
Gross margin                                                     5,473            (144)          5,329
Operating loss                                                  (6,235)         (8,509)        (14,744)

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 8 - INVENTORIES

         Inventories consist of the following:

                                    APRIL 30,  JULY 31,
                                      2002       2001

         Raw materials              $    756   $    454
         Work in process                  49         --
         Other                            45         --
                                    --------   --------
                                    $    850   $    454
                                    ========   ========

NOTE 9 - COMPREHENSIVE INCOME/(LOSS)

         In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income," the Company's other comprehensive income/(loss) is comprised of net loss, foreign currency translation adjustments, and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three months ended April 30, 2002 was $2.3 million and comprehensive loss for the nine months ended April 30, 2002 was $10.3 million. Comprehensive loss for the three and nine months ended April 30, 2001 was $10.9 million and $31.6 million, respectively.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         The accounting for changes in fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship pursuant to SFAS No. 133. Changes in the fair value of derivatives not designated in a hedging relationship are recognized each period in earnings. Hedging relationships are established pursuant to the Company's risk management policies, and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative is recognized in earnings each period. For derivatives designated as hedges of the variability of cash flows related to a recognized asset or

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------
liability (cash flow hedges), the effective portion of the change in fair value of the derivatives is reported in other comprehensive income and reclassified into earnings in the period in which the hedged items affect earnings. Gains or losses deferred in accumulated other comprehensive income associated with terminated derivatives remain in accumulated other comprehensive income until the hedged items affect earnings. Forecasted transactions designated as the hedged items in cash flow hedges are regularly evaluated to assess that they continue to be probable of occurring, and if the forecasted transactions are no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently.

         During the nine months ended April 30, 2001, the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. The changes in these contracts are reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. During the first quarter of fiscal year 2002, the 77 shares of Polycom were sold under a cash flow hedge and $1.7 million was reclassed from other comprehensive income to earnings.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Since the standard recognizes goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are evaluated at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives, but without constraint of an arbitrary ceiling. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income from continuing operations on the Consolidated Statement of Operations. Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, and therefore did not record any goodwill amortization expenses during the nine months ended April 30, 2002. As a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the nine months ended April 30, 2002. The Company's goodwill, net of accumulated amortization, was $10.6 million at April 30, 2002 and at July 31, 2001.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

         As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of the previously reported net loss and earnings per share as if SFAS No. 142 had been adopted is presented as follows:

                                             FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                           APRIL 30, 2002   APRIL 30, 2001   APRIL 30, 2002   APRIL 30, 2001

Reported net income (loss)                   $     2,481     $    (4,580)     $    (8,641)     $   (24,678)

Add back goodwill amortization                        --             369               --              853
                                             -----------     -----------      -----------      -----------
Adjusted net income (loss)                   $     2,481     $    (4,211)     $    (8,641)     $   (23,825)
                                             ===========     ===========      ===========      ===========


Basic and diluted earnings per share:
As reported                                  $      0.10     $     (0.18)     $     (0.35)     $     (0.99)
Goodwill amortization                                 --            0.01               --             0.03
                                             -----------     -----------      -----------      -----------
Adjusted earnings per share                  $      0.10     $     (0.17)     $     (0.35)     $     (0.96)
                                             ===========     ===========      ===========      ===========


NOTE 12 - SUBSEQUENT EVENTS

         In May 2002, Forgent signed a multi-million dollar patent license agreement with Sony Corporation, a leading manufacturer of audio, video, communications and information technology products for the consumer and professional markets. The patent agreement relates to the Company's data compression technology and marks the second such agreement that Forgent has obtained. The first agreement, with another prestigious international company, was signed in April 2002 and generated $15.0 million in revenue during the three months ended April 30, 2002 for the Company. The Company is pursuing additional license agreements with other companies from multiple industries; however, there can be no assurance that additional licenses can be obtained or, if obtained will be on similar favorable terms.

         As approved by each company's board of directors and finalized on June 3, 2002, Forgent acquired certain assets and liabilities of Global Scheduling Solutions, Inc. ("Global Scheduling Solutions"), a global provider of enterprise conference room scheduling and resource management solutions. Global Scheduling Solutions will become a wholly owned subsidiary of Forgent and its flagship product, Global Scheduling System(TM) ("GSS"), an industry leading scheduling application, will continue to be marketed, as well as fully integrated with Forgent's VNP software in order to provide customers a leading edge solution from one vendor that handles all of the video network scheduling, reservations, monitoring, and management of complex video networks that are comprised of multi-vendor and multi-brand endpoints and devices. Forgent purchased Global Scheduling Solutions for $4.0 million in cash and $0.7 million in payments tied to certain future contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following review of Forgent's financial position as of April 30, 2002 and July 31, 2001 and for the three and nine months ended April 30, 2002 and 2001 should be read in conjunction with our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2001.

RESULTS OF OPERATIONS

         The following table provides the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

                                                           FOR THE THREE            FOR THE NINE
                                                            MONTHS ENDED            MONTHS ENDED
                                                              APRIL 30,               APRIL 30,
                                                          2002        2001        2002        2001
    Network software and services revenues                  4%         --%          4%         --%
    Intellectual property revenues                         67          --          41          --
    Services and other revenues                            29         100          56         100
    Gross margin                                           52          26          46          26
    Selling, general and administrative                    13          63          21          60
    Research and development                                3          19           6          29
    Asset impairment                                       --          16           6           5
    Restructuring expenses                                 --          --           2          --
    Total operating expenses                               16         103          35          98
    Other income, net                                       1          31           5          23
    Income (loss) from continuing operations               39         (42)         17         (48)
    Loss from discontinued operations                     (27)        (21)        (40)        (73)
    Net income (loss)                                      11%        (63)%       (23)%      (121)%

THREE AND NINE MONTHS ENDED APRIL 30, 2002 AND 2001

         Revenues. Revenues for the three months ended April 30, 2002 were $22.3 million, an increase of $15.1 million, or 208%, from $7.2 million reported for the three months ended April 30, 2001. Revenues for the nine months ended April 30, 2002 were $37.0 million, an increase of $16.6 million, or 81%, from $20.4 million reported for the nine months ended April 30, 2001. Revenues represent the combined revenues including sale of Forgent's software, network consulting, installation, training, maintenance services, and multi-vendor products as well as royalties received from licensing the Company's intellectual property. The revenues do not include any revenues from the discontinued integration business, which provided custom videoconferencing integration solutions and the discontinued products business, which engaged in the manufacture and sale of endpoint systems.

         Network software and services revenues were $.9 million and $1.3 million for the three and nine months ended April 30, 2002, respectively. These revenues include sales of Forgent Video Network Platform ("VNP") and other software, network consulting services, and royalties. VNP, an enterprise-class network management software that manages video, voice and other types of rich media on multi-protocol and multi-vendor networks, is designed to schedule, monitor and manage enterprise video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications, as well as cost of ownership. Forgent's network consulting services provide technical market research, evaluation and analysis to customers in addition to the means to test multiple network systems for manageability, interoperability, and optimum network connectivity prior to installation. During the three months ended April 30, 2002, Forgent sold eight new VNP licenses, growing revenues by approximately 127% compared to the three months ended January 31, 2002. Additionally, the average selling price per engagement is approximately $100 thousand, which is up from the last fiscal quarter. With the acquisition of Global Scheduling Solutions, which increased Forgent's sales force by ten members.

         Intellectual property licensing revenues were $15.0 million for the three and nine months ending April 30, 2002. As a result of the Company's Strategic Patent Program, Forgent signed a $15.0 million patent license agreement with a prestigious international consumer and commercial electronics firm during the third fiscal quarter, which was fully paid during the fourth fiscal quarter. The license relates to the Company's data compression technology embodied in U.S. Patent No. 4,698,672. Multiple manufacturers in various industries use still-compression technology in their products, including digital cameras, printers, scanners, internet service providers, wireless devices, as well as new emerging products such as new cell phones and wireless sharing networks. In addition to the '672 patent, which allows for licensing abilities in the United States as well as multiple international countries, Forgent maintains a patent portfolio and, as part of its on-going business, has a program in place to explore the contents of its existing patents for additional licensing opportunities. The Company is pursuing additional license agreements with other companies from multiple industries; however, there can be no assurance that additional licenses can be obtained or, if obtained will be on similar favorable terms.

         Services and other revenues decreased by $0.8 million, or 11%, to $6.5 million for the quarter ended April 30, 2002 from $7.3 million for the quarter ended April 30, 2001. Services and other revenues increased by $0.3 million, or 1%, to $20.7 million for the nine months ended April 30, 2002 from $20.4 million the nine months ended April 30, 2001. Service and other revenues include the maintenance and support of thousands of endpoints and bridges under maintenance agreements, as well as sales of a variety of third-party manufactured equipment through its Multi-Vendor Partners Program (TM) ("MVP"). The decline in revenues during the three months ended April 30, 2002, as compared to the revenues during the three months ended April 30, 2001, is largely due to the decrease in the renewal rate of service contracts for VTEL products during the current fiscal year. Service revenues generated during the third fiscal quarter were flat compared to the service revenues generated during the second fiscal quarter. Forgent is a vendor-neutral service provider, offering installation, training, and maintenance to a wider array of videoconferencing devices, including end points, multipoint control units, gateways, gatekeepers, and traditional network switches and routers. This business strategy is resulting in service revenues that offset the decline in service revenues based primarily on VTEL equipment. Forgent will continue to sell equipment through its MVP program. The Company's strategy is to stabilize this line of business in order to provide cash and accessibility to customers as Forgent continues to invest and focus on its network software and services.

         Gross margin. Gross margin as a percentage of total revenues was 52% and 46% for the three and nine months ended April 30, 2002, respectively, an increase from the gross margin as a percentage of total revenues of 26% for the three and nine months ended April 30, 2001. Gross margins increased $9.9 million, or 533%, to $11.7 million for the three months ended April 30, 2002 from $1.8 million for the three months ended April 30, 2001. Gross margins increased $11.8 million, or 222%, to $17.1 million for the nine months ended April 30, 2002 from $5.3 million for the nine months ended April 30, 2001.

         The increase in gross margins, as well as the increase in gross margins as a percentage of total revenues, for the three and nine months ended April 30, 2002 as compared to the three and nine months ended April 30, 2001 are due primarily to the gross margins resulting from the patent license agreement obtained during the third fiscal quarter. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a standard percentage of the signed agreement and are paid to a national law firm, which has personally invested and continues to invest in developing Forgent's licensing program.

         Since the costs associated with the network software and services business result primarily from the amortization of the Company's capitalized software development costs on a straight-line basis and from minimal royalty payments to outside vendors, the cost of sales from this line of business is relatively fixed. During the three months ended April 30, 2002, Forgent sold eight VNP licenses, as compared to the four licenses sold during the previous three months ended January 31, 2002. The doubling in sales quarter-over-quarter resulted in a 52% gross margin, as compared to the negative margins achieved during the second fiscal quarter. As more licenses are sold, management expects to achieve higher gross margins from the network software and services business, in absolute terms and in terms of percentage of revenue.

         Similarly, the costs associated with the service and maintenance business are labor intensive and relatively fixed, which causes gross margins to be directly affected by the level of revenue generated from new and renewed service contracts. Gross margins from other revenues are subject to product mix shifts based on the types of MVP products sold. In August 2001, Forgent resized its infrastructure to incur costs that more closely matched the projected revenue levels. As a result, gross margins from the service and other business significantly increased by 55% from $1.9 million to $2.9 million for the three months ended April 30, 2002 and increased by 59% from $5.3 million to $8.5 million for the nine months ended April 30, 2002.

         Selling, general and administrative. Selling, general and administrative expenses decreased by $1.6 million, or 36%, to $2.9 million for the quarter ended April 20, 2002 from $4.5 million for the quarter ended April 30, 2001. Selling, general and administrative expenses decreased by $4.3 million, or 35%, to $7.9 million for the nine months ended April 30, 2002 from $12.2 million for the nine months ended April 30, 2001. Selling, general and administrative expenses as a percentage of revenues were 13% and 63% for the three months ended April 30, 2002 and 2001, respectively, and were 21% and 60% for the nine months ended April 30, 2002 and 2001, respectively.

         Total selling, general and administrative expenses ("SG&A") as well as SG&A expenses as a percentage of revenue, have significantly decreased during the reporting periods in fiscal year 2002, as compared to the corresponding periods in fiscal year 2001. The SG&A expenses incurred by the Company's Internet subsidiaries, which were folded back into the core operations during fiscal 2001, were $0.5 million and $2.3 million for the three and nine months ended April 30, 2001, respectively. Without the effect of the Internet ventures, total SG&A expenses decreased $1.1 million, or 28% and $2.0 million, or 20%, for the three and nine months ended April 30, 2002, respectively.

         In efforts to find efficiencies and to significantly reduce our administrative costs as a percent of expected revenues, the Company reexamined its overall staffing needs, restructured its operations and recorded a one-time charge of $0.8 million during the three months ended October 31, 2001. Efforts to reduce administrative costs during fiscal year 2001, including the closing of the Sunnyvale, California facility, continue to be realized in fiscal 2002. As a result of the Global Scheduling Solutions acquisition, Forgent's sales force has more than doubled and thus, SG&A expenses are projected to increase. However, management is committed to maintaining SG&A expenses at reasonable levels in terms of percentage of revenue and to further decreasing any unnecessary SG&A expenses that do not directly support the generation of revenues for Forgent.

         Research and development. Research and development expenses decreased by $0.8 million, or 60%, to $0.6 million for the quarter ended April 30, 2002 from $1.4 million for the quarter ended April 30, 2001. Research and development expenses decreased by $3.9 million, or 66%, to $2.0 million for the nine months ended April 30, 2002 from $5.9 million for the nine months ended April 30, 2001. Research and development as a percentage of revenues were 3% and 19% for the three months ended April 30, 2002 and 2001, respectively, and were 6% and 29% for the nine months ended April 30, 2002 and 2001, respectively.

         During the three and nine months ended April 30, 2001, the Company's subsidiaries, ArticuLearn (TM) and OnScreen24(TM), which were comprised primarily of Forgent research and development engineers who developed visual communication delivery products for use over the Internet, incurred $0.3 million and $4.8 million in research and development expenses, respectively. Due to the weakening environment for start-up businesses and related tightening of the venture capital marketplace, the Company absorbed its Internet operations back into the operations of its core business in fiscal 2001. Without the effect of the Internet ventures, total research and development expenses decreased $0.6 million, or 50% and $0.9 million, or 80%, for the three and nine months ended April 30, 2002, respectively.

         Unlike proprietary device management software from manufacturers that only support their brand and consequently lock customers into a single vendor purchase decision, VNP is the industry's only enterprise video network management software that improves quality of service and reduces cost of ownership for multi-protocol and multi-vendor environments. Forgent developed a Common Operating Environment ("COE"), which uses standards-based interfaces and methods to recognize a host of video devices, as well as traditional network devices, thus allowing companies to grow their video networks and make future purchase decisions that are independent of hardware configurations. During the three and nine months ended April 30, 2002, the Company incurred $0.6 million and $2.0 million, respectively, in research and development expenses, which are related to efforts on designing Forgent's VNP. These expenses are net of $1.1 million and $3.0 million capitalized during the three and nine months ended April 30, 2002, respectively. As of April 30, 2002, $1.7 million of the Company's net capitalized software expenses relates to the efforts on Forgent's VNP Release 1.0, which started amortizing during the second fiscal quarter as sales on this software were realized. The remaining $1.6 million of the Company's net capitalized software expenses, relates to efforts on Forgent's VNP Release 2.0, which offers an intuitive, user-friendly interface that provides an at-a-glance summary and statistics of the entire video network including calls, video devices, and bandwidth utilization and enables users to manage their networks and to quickly resolve problems, even from remote locations. Additionally, VNP Release 2.0 features a new easy-to-use reporting wizard with a rich set of reports that can be customized to meet specific customer requirements. Forgent's newest version of VNP, which is targeted to the corporate audiovisual departments, was released for sale one month ahead of schedule in May 2002 and will start being amortized during the fourth fiscal quarter. The Company's development team is designing and initiating work on the next major VNP release, which is scheduled for the first part of fiscal year 2003.

         During the three months ended April 30, 2002, the Company filed an additional eight VNP-related patent submissions, which brings the total VNP filings count to thirty-four. Forgent will continue to test and add new devices to its managed-list to ensure VNP supports the broadest range possible of both legacy and new endpoints and devices and expects to file more patent applications during the next fiscal quarter. The Company remains committed to developing its intellectual property to protect its investment in research and development as well as to exploring potential revenue streams from its existing patent portfolio.

         The Company's ability to successfully develop software solutions to enable enterprise video networks is a significant factor in Forgent's success. As Forgent develops its research and development strategy, management anticipates additional costs associated with the recruiting and retention of engineering professionals adept at broadband technologies. Management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue. However, management believes Forgent's ultimate future success is based significantly on the success of joint solution offering from VNP and GSS.

         Asset impairment. Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second fiscal quarter, customers do not need these advanced features but desire fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology will not be used immediately in the development of VNP, in response to customer demands, but will be reserved for potential future development. As a result, the $2.4 million capitalized software development costs associated with technology was impaired as of January 31, 2002.

         Amortization of intangible assets. Amortization expenses were $0.4 million and $0.9 million during the three and nine months ended April 30, 2001, respectively. The expenses relate to the amortization of goodwill resulting from certain acquisitions. Effective August 1, 2001, the Company chose early adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. Therefore, no amortization expenses were recorded for the three and nine months ended April 30, 2002 (see Note 11).

         Restructuring charge. During the three months ended October 31, 2001, the Company restructured its organization, which involved the termination of 65 employees or 17% of the workforce. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. Forgent recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring. As of April 30, 2002, all of the involuntary termination benefits had been paid. During the nine months ended April 30, 2002, the Company has realized the benefits of the restructuring through lower cost of sales and operating expenses.

         Other income (expense). Other income decreased by $2.0 million, or 90%, to $0.2 million for the quarter ended April 30, 2002 from income of $2.2 million for the quarter ended April 30, 2001. Other income decreased by $2.7 million, or 57%, to $2.0 million for the nine months ended April 30, 2002 from income of $4.7 million for the nine months ended April 30, 2001. The decreases are primarily attributable to the decreases in gain on sales of Forgent's investment in common stock of Accord Networks Ltd. ("Accord"), a networking equipment manufacturer. During the three and nine months ended April 30, 2001, the Company partially sold its investment in Accord, which netted $3.7 million and $4.9 million in realized gains, respectively. Polycom, Inc., also a networking equipment manufacturer, acquired Accord and during the first fiscal quarter of 2002, the Company sold its remaining 76,625 shares of Polycom common stock under a cash flow hedge, resulting in a $1.7 million realized gain.

         Loss from discontinued operations. During the nine months ended April 30, 2002, the Company sold the operations and substantially all of the assets of its VTEL Products business, including the VTEL name, and the operations and assets of its integration business. Accordingly, the products and integration businesses have been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $6.1 million and $14.9 million for the three and nine months ended April 30, 2002, respectively. Loss from discontinued operations was $1.5 million and $14.9 million for the three and nine months ended April 30, 2001, respectively. Loss from discontinued operations was 27% and 40% of revenues for the three and nine months ended April 30, 2002, respectively. Loss from discontinued operations was 21% and 73% of revenues for the three and nine months ended April 30, 2001, respectively. In April 2002, VTEL did not remit payment on its first subordinated promissory note, as stipulated in the sales agreement, and management is currently renegotiating the terms of the note. Due to this default and the uncertainty in collecting the two outstanding notes from VTEL, the losses from discontinued operations for the three and nine months ended April 30, 2002 included a $5.9 million charge for the reserve of the both notes from VTEL.

         As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL Products business unit to be $1.1 million. During the three months ended January 31, 2002, Forgent recorded an additional $0.2 million in expenses associated with the completion of the sale. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third fiscal quarter.

         Net income (loss). Forgent generated a net income of $2.5 million, or $0.10 per share, during the quarter ended April 30, 2002 compared to net loss of $4.6 million, or $0.18 per share, during the quarter ended April 30, 2001. Forgent generated a net loss of $8.6 million, or $0.35 per share, during the nine months ended April 30, 2002 compared to net loss of $24.7 million, or $0.99 per share, during the nine months ended April 30, 2001. Despite the increase in loss from discontinued operations, the increase in net income during the three months ended April 30, 2002, as compared to the net loss incurred during the three months ended April 30, 2001, is due primarily to the revenues generated from the licensing of intellectual property and the decrease in operating expenses. Similarly, the revenues from the patent license agreement and the decrease in operating expenses contributed to the decline in net loss during the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001. Forgent's success during the third fiscal quarter reflects the Company's eighth consecutive quarter of improved financial performance.

         During the nine months ended April 30, 2002, Forgent has taken steps
(1) to grow its revenues through VNP sales, patent licensing agreements, and increased professional service offerings and video network consulting, (2) to improve gross margins, (3) to reduce costs by resizing its infrastructure, (4) to maintain a strong cash balance, and (5) to finalize the sales of its less profitable businesses.

However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 2002, Forgent had working capital of $12.6 million, including $15.3 million in cash, cash equivalents and short-term investments. The Company's working capital at the end of the third fiscal quarter grew by 106% since the end of the previous fiscal quarter. Cash provided by operating activities was $3.3 million for the nine months ended April 30, 2002 due primarily to the sale of $8.3 million in accounts receivable and the change in accounts receivable. Cash used in operating activities was $8.0 million for the nine months ended April 30, 2001 and largely resulted from operating losses and changes in accounts receivable and accounts payable. The liquidation of the Internet ventures, which historically required significant funding for operations, as well as the completion of the restructuring efforts, improved the Company's cash flows from operations during the nine months ended April 30, 2002, as compared to the nine months ended April 30, 2001. Cash provided by operating activities will be further improved during the fourth fiscal quarter as payments from the licensing agreements are received. During the third fiscal quarter ending April 30, 2002, the Company had sold $4.3 million of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due to the remaining payments of outstanding payables related to the discontinued operations and to non-linear service bookings. Silicon Valley Bank purchased the assets for a fee of 1.7% of the value of the accounts receivable sold. The Company received proceeds from Silicon Valley Bank of $4.2 million. During the second fiscal quarter ending January 31, 2002, the Company had sold $4.2 million of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due to the unanticipated significant drop in sales from discontinued operations. Silicon Valley Bank purchased the assets for a fee of 1.7% of the value of the accounts receivable sold and a one time set-up fee of $13 thousand. The Company received proceeds from Silicon Valley Bank of $4.1 million. As a result of the two sales of accounts receivable, the Company excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $72 thousand and $158 thousand for the three months and nine months ended April 30, 2002, respectively.

         Cash used in investing activities was $0.8 million for the nine months ended April 30, 2002 due primarily to the capitalization of software development costs, which were offset by net sales of short-term investments. Cash provided by investing activities was $16.3 million for the nine months ended April 30, 2001 and primarily resulted from the net sales of short-term investments. For fiscal 2002 management established a capital budget of $2.0 million primarily for investing in development tools, sales and marketing demonstration equipment and for on-going operational requirements. Capital expenditures incurred during the nine months ended April 30, 2002 primarily relate to the purchase of the Company's new accounting system.

         Cash used in financing activities was $0.9 million for the nine months ended April 30, 2002 due primarily to the purchase of treasury stock, which was offset by proceeds received from the issuance of stock. Cash used in financing activities was $0.7 million for the nine months ended April 30, 2001 and largely resulted from payments on notes payable. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million of the Company's common stock. During the nine months ended April 30, 2002, the Company repurchased 589,800 shares for $1.8 million. Management is committed to repurchasing additional shares in fiscal 2002, depending on the Company's cash position, market conditions, and other factors. During fiscal year 2002, Forgent entered into a three-year notes payable of $0.5 million for the purchase of the Company's new accounting system. At April 30, 2002, Forgent did not have a line of credit in place. Based on the Company's strong cash position, management does not expect to obtain any line of credit during the current fiscal year.

         Forgent's principal sources of liquidity at April 30, 2002 consisted of $15.3 million of cash, cash equivalents and short-term investments, and the ability to generate cash from operations. In essence, the Company's cash and short-term investment balance has remained relatively stable over the past several quarters. Management expects the Company's cash position to strengthen. Management plans to strategically utilize positive cashflow to invest further in developing Forgent's VNP and GSS software and to exploring more opportunities for growing the business. However, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, increased expenses levels and other factors.

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

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         Certain portions of this report contain forward-looking statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements. Whenever possible, Forgent attempted to identify these forward-looking statements with the words "believes," "estimates," "plans," "expects," "anticipates" and other similar expressions. These statements reflect management's current plans and expectations that rely on a number of assumptions and estimates that are subject to risks and uncertainties including, but not limited to rapid changes in technology, unexpected changes in customer order patterns, the intensity of competition, economic conditions, pricing pressures, interest rates fluctuations, changes in the capital markets, litigation involving intellectual property, changes in tax and other laws and governmental rules applicable to Forgent's business and other risks indicated in Forgent's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company's control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure relates to interest rate risk and foreign currency exchange fluctuations. Since Forgent's investment portfolio primarily consists of money market funds and other marketable securities including commercial paper and government securities, management believes the interest rate risk is minimal due to the short-term nature of these investments. Additionally, Forgent previously invested in common stock shares of Accord Networks ("Accord"), an Israeli-based manufacturer of networking equipment, which converted to Polycom, Inc. ("Polycom") common stock shares as a result of Polycom's acquisition of Accord. During the first fiscal quarter of 2002, the remaining Polycom shares were sold under a cash flow hedge, realizing $1.7 million in gain and $1.8 million in net cash flows. As of April 30, 2002, the Company no longer had market risks related to the Polycom stock.

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


                                     FORGENT NETWORKS, INC.


     June 17, 2002                   By:/s/ Richard N. Snyder
                                        ---------------------------------------
                                        Richard N. Snyder
                                        Chief Executive Officer

                                     By:/s/ Jay C. Peterson
                                        ----------------------------------------
                                        Jay C. Peterson
                                        Chief Financial Officer