Form 10-K
period 2002-07-31
FORGENT NETWORKS  INC
filed 2002-10-29
CIK 884144

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 2002

                         COMMISSION FILE NUMBER 0-20008

                FORGENT NETWORKS, INC.(f.k.a. VTEL Corporation)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

    The aggregate market value of 20,044,754 shares of the registrant's Common Stock held by nonaffiliates on October 21, 2002 was approximately $32,873,397. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

    At October 21, 2002 there were 24,568,643 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting are incorporated by reference into
Part III.

GENERAL

    Forgent Networks, Inc. ("Forgent" or "Company") is an enterprise software and services provider that enables organizations to collaborate effectively and efficiently. The Company has three business lines - enterprise software and services, intellectual property licensing, and legacy services. Forgent's Video Network Platform ("VNP") is a leading network management software that improves quality of service and cost of ownership in multi-vendor and multi-protocol environments. Combining VNP with the newly acquired Global Scheduling System ("GSS"), a state-of-the-art web-based scheduling application, VideoWorks is a powerful self-contained package for managing videoconferencing. Forgent's intellectual property licensing business is derived from the Company's Patent Licensing Program. As a vendor-neutral service provider, the Company's legacy services continue to offer customers maintenance and technical support on thousands of devices and endpoints, hardware units through which a video call is placed, as well as installation and other related services.

    The Company was founded in 1985 as an early pioneer of the videoconferencing equipment industry with the innovation of utilizing an open PC architecture for videoconferencing endpoints with a platform that allowed using a broad range of PC applications, as well as simultaneous access to the Internet. The Company manufactured and installed videoconferencing endpoints worldwide and continues to provide service for thousands of these endpoints, as well as other endpoints, under maintenance agreements through its legacy services business. The Company consummated the sale of its manufacturing products business on January 23, 2002, shifting its focus from hardware manufacturing to enterprise software and services. The Company also changed its name from VTEL Corporation to Forgent Networks, Inc. in January 2002.

    During fiscal 2002, the Company has transitioned itself from a videoconferencing hardware manufacturer and hardware-related services provider to an enterprise software and services provider. As the Company has evolved, it has focused its efforts on managing the collaboration environment, particularly video. Forgent started with a focus on videoconferencing and addressed the many problems that have plagued the industry in terms of usability and manageability. Based on its heritage and expertise, the Company is exploring the viability of managing other types of collaboration media. Examples include web and audio conferencing, which are challenged by the same technical issues and lack of standards prevalent in the videoconferencing industry. With its refocused efforts and resources, Forgent believes it is poised to provide the greatest opportunity for long-term success for the Company and its shareholders.

INDUSTRY BACKGROUND

    Videoconferencing was born out of the need to communicate and collaborate, and while that is still an essential driver of this technology, the use of all types of real-time media to ease and enhance collaboration is becoming increasingly widespread. The increased use of a variety of electronic and web-based technologies is also being driven by the current economic climate, which is forcing companies to dramatically reduce travel and other expenses. Over the past several years an array of products and services have entered the market that allow for collaboration among workers regardless of geographical location. Forgent's experience in delivering video network management software, services and solutions positions the Company to address the requirements of this evolving market.

    Videoconferencing, which became commercially viable in the early 1980's, has a wide range of uses including business and professional meetings, education and training classes, and technical and medical consultations. The technology is used to reduce operating costs, improve customer service, reduce cycle times, and improve intra- or inter-company communications.

    Videoconferencing endpoints are available as room or group videoconferencing products, or set-top products. As broadband-based networks became more widely available, the demand for set-top or appliance type products increased and price points decreased, thereby encouraging the proliferation of video throughout the enterprise and down to the desktop. In addition, the composition of video networks evolved from single vendor endpoints to multi-vendor, multi-protocol endpoints and devices, and from pure ISDN to mixed ISDN and Internet Protocol ("IP") environments.

    Key drivers of the videoconferencing industry and, more broadly, collaboration in general, have been social, economic, and technological in nature. As video networks have grown in complexity, customers needed an efficient and effective way to manage, monitor and control video networks from a single console. Leveraging its expertise in video communications, Forgent recognized the need for new management tools to address the problems that plagued videoconferencing to date such as manageability, reliability and ease of use.

    After months of research, end user surveys and market assessment, in the second fiscal quarter of 2002, Forgent launched Video Network Platform ("VNP"), a video network management software product that delivers a robust set of features and capabilities for managing multi-protocol, multi-vendor video networks, commonly referred to as heterogeneous environments. Unlike other solutions from traditional device manufacturers that are based on proprietary protocols and therefore focused on managing only the device, VNP focuses on managing complex heterogeneous environments from the network out and overcomes the ease-of-use, reliability and manageability problems of heterogeneous video networks. Understanding that the video network world was moving from unmanaged isolated devices in an unconnected world to a world of connected, monitored, scheduled and managed network of devices, Forgent emulated the PC market, and developed a standards-based solution that enables administrators to monitor and manage all video devices on the network. VNP's ability to centralize management of the video network greatly reduces administrative costs of running the video network. In addition, VNP's ability to report on all videoconferencing activity provides users the ability to demonstrate return on investment of the videoconferencing network.

    According to a June 2002 Frost and Sullivan industry analyst report on the video network management market, this industry is expected to show healthy growth rates due to the untapped demand for solutions that enhance the ease of use and manageability of videoconferencing. According to the report, the compound annual growth rate from 2001 to 2008 for the video network management market is forecasted to be 48.6 percent.

    As videoconferencing becomes increasingly widespread and users begin to rely more heavily on the technology, enterprise resources may become more constrained and the need for higher reliability and more cost effective solutions will become even greater. As is happening today in the industry, enterprises are looking to consolidate rich media traffic, such as video, onto their IP networks to save costs and increase efficiency. This drive to consolidate data and other traffic onto one network will, in turn, drive the need for tools to manage the non-data traffic on these networks.

    In addition to the network management platform, scheduling is a critical component of an enterprise software solution that facilitates collaboration. Businesses, government and educational institutions have begun to recognize the need to schedule capital resources such as videoconferencing events and meeting rooms. To address those requirements, organizations have begun to create their own homegrown systems, adapt existing software applications to schedule rooms and equipment, or purchase stand-alone scheduling software applications. Appreciating the industry's need for scheduling software that provides increased levels of flexibility, robustness, and functionality for increasingly complex meeting environments due to the exponential growth of collaboration media, Forgent's Global Scheduling System ("GSS"), a web-based scheduling application, schedules rooms and all associated services such as equipment, technician support and catering. This robust capability augments existing scheduling applications such as Microsoft Outlook and Lotus Notes that are designed primarily to schedule people, as opposed to room and services schedulers. GSS streamlines conference scheduling, reduces conflicts associated with complex meetings and empowers users to schedule meetings without involving support queries.

CORPORATE STRATEGY

    Forgent's focus is on providing software and services that enable enterprises to collaborate effectively and efficiently. The Company's enterprise software products manage collaboration such that people can work together and drive to decisions faster with increased efficiency. Forgent's award-winning software and services help organizations manage the essential elements of collaboration - people, resources and technology - to maximize productivity. Forgent has emerged as a leading provider of a scheduling application and a network management platform, and plans to continue to enhance these products to extend its offerings beyond videoconferencing to include the management of other key collaboration media. As the Company evolves and enhances its product offerings, it will continue to adhere to the following strategies:

    o develop standards-based management tools that will allow effective and efficient collaboration to occur, regardless of the hardware or software brands that comprise the environment

    o support ISDN and IP-based networks, as well as the transition from ISDN to IP-based networks

    o   develop industry-leading technology that makes collaboration work

    o design software solutions that promote the ease of use, manageability and reliability of collaboration

    o support heterogeneous environments and alleviate the complexity associated with them

    o   design increasing levels of automation into Forgent's software solutions

    o   partner with leading software providers to offer best-of-breed solutions

    Forgent's initial foray into the enterprise software space has focused on the collaboration media of videoconferencing. This starting point was driven by the needs of the industry to have videoconferencing be more manageable, reliable and easier to use. Forgent intends to expand this strategy beyond videoconferencing into other collaboration media with the same goals in mind -- to make the user's experience seamless in terms of organizing and scheduling the meeting, regardless of media involved, and to make the manageability of the meeting as simple and efficient as possible for those responsible for maintaining the technologies.

    Forgent also intends to continue efforts to grow its network consulting and software integration services. The Network Consulting Services include a wide range of planning activities, deployment services and post installation support from the Company's H.320 and H.323 videoconferencing experts who provide customers with operational, tactical and strategic options with their video networks. Forgent has developed its Software Deployment and Integration Services offering to assist customers who have licensed Forgent's software products, and need assistance installing and fully deploying their solutions.

    In addition, Forgent intends to continue efforts to drive revenue from its new intellectual property licensing business and its legacy services business as means to funding the software core business. Today, the Company's legacy service group supports thousands of customers worldwide and will continue to offer services such as total call management, 24x7 hotline support, emergency on-site support, and resident engineering services. While Forgent plans to continue actively pursuing new support and maintenance contracts for hardware products, primarily non-VTEL endpoints, the Company does expect to see continued decline in revenue from this line of business but anticipates replacing it over time with increased revenue from its other activities.

    The Company intends to also continue its efforts to generate revenue from its world class interoperability testing lab, which allows for real-world testing of video networking technology, regardless of brand. Forgent is the independent verification testing center for the Cisco Architecture for Voice and Video Integrated Data ("AVVID") Partner Program. The Company is authorized to perform compliance testing for IP videoconferencing clients and provide the testing services to verify that videoconferencing products meet the criteria of the program. Companies that want to be AVVID certified must come through Forgent's interoperability testing lab to gain that certification. Forgent plans to continue expanding testing for Cisco and other customers, and extend the type of testing that is performed.

    Forgent believes its in-depth and broad-scoped experience in providing enterprise software and services for specific customer needs makes the Company positioned to addressing the past limitations with videoconferencing in order to generate new sources of revenue and provide increased growth in shareholder value. However, there can be no assurances that Forgent's strategy will be successful. Furthermore, if this strategy is successful, it is likely that other companies will attempt to duplicate this business model.

ENTERPRISE SOFTWARE & SERVICES

    With more than 20 years of expertise in the videoconferencing industry, Forgent was able to leverage its rich history to develop the industry's first multi-vendor, multi-protocol video network management platform - Video Network Platform ("VNP") - which was successfully launched in December 2001. Ensuring interoperability, the VNP software monitors and manages video and network devices from multiple vendors through a Common Operating Environment, and overcomes the ease-of-use, reliability and manageability problems that have plagued videoconferencing. Its intuitive graphical uses interface enables call administrators to easily configure scheduled or ad-hoc point-to-point or multi-point calls, as well as constantly manage companies' video devices, including LAN/WAN connected video endpoints, multiple control units, gatekeepers, gateways, and other network devices through customized views to provide real-time quality of service measurements. VNP further enhances the quality of service via real-time notifications and diagnostics of faults, events and network alarms to alert network administrators before critical problems impact users and via Call Detail Reports that accurately report on all call activity, thus reducing downtime and improving response time. By centralizing and automating the management of thousands of devices across disparate technologies, vendors, and locations, VNP allows companies to cost-effectively scale their video network to any size environment.

    Also in the fall of 2001, the Company formed a technology partnership with Global Scheduling Solutions, Inc., a provider of enterprise conference room scheduling and resource management solutions. The purpose of the technology partnership was to integrate VNP with Global Scheduling Solutions, Inc.'s flagship product, Global Scheduling System ("GSS"), a leading scheduling software product, to provide customers with a robust tool to schedule and manage video communications. Global Scheduling Solutions, Inc. and Forgent continued to build on that relationship and solution. After several months of successful co-marketing and joint sales activities, market acceptance of the integrated solution, and joint product development, Forgent acquired certain assets and liabilities of Global Scheduling Solutions, Inc., including GSS, in June 2002. GSS is a web-based scheduling application designed for organizations needing to manage large-scale meeting environments effectively and efficiently. The acquisition enabled Forgent to expand its market presence beyond video network management and into the realm of broader conference management.

    The Company continued to enhance the integration between the products and built on VNP's management strengths and GSS's scheduling capabilities to deliver an additional, powerful product - VideoWorks, a complete turnkey videoconference scheduling, automation and management solution, to the market in June 2002. VideoWorks allows a user to schedule a highly complex multi-participant, multi-timezone videoconference that is automatically resource validated, autoconfigured and automatically launched on time and with quality, thus eliminating the need for administrative oversight of the videoconference. By combining the power of GSS, which allows corporations to schedule conflict-free meetings, along with VNP, which configures and launches conferences automatically, VideoWorks saves a corporation valuable time and money by maximizing uptime and avoiding the costs of manually conducting and managing meetings and videoconferences. In recognition of this technological leadership, Forgent was awarded the Frost & Sullivan Market Engineering Award for Technology Innovation in June 2002 for its successful development and introduction of new technology through well-designed products that provide significant performance contributions to the industry.

    Forgent also provides network consulting, software installation, training and comprehensive related services to support its software products through-out the planning, preparation, configuration and deployment processes. Helping companies meet the challenges of deploying new technologies across the enterprise, the Company's Network Consulting and Integration Services offer expert assistance in evaluating current and evolving video network requirements including baseline audits, preparation of capacity plans, development of time-saving migration and implementation plans, and customized integration of Forgent's software with existing third-party applications or with customers' proprietary in-house applications. In terms of assisting customers with deployment of new technologies, Forgent's experienced engineers work side-by-side with customers in the Company's interoperability labs to conduct hands-on extensive testing of their networks to reproduce and resolve problems and to assure all devices work flawlessly together once deployment occurs. For customers who have selected VNP, GSS, or VideoWorks, Forgent's Software Deployment Services provide dedicated engineers to oversee and manage the installation, configuration, and roll-out to assure the application is up and running optimally to maximize the customer's return on their investment.

    With the introduction of its enterprise software and related services, Forgent is providing enterprise software products designed with the goal of transforming the videoconferencing industry from one proliferated with limiting proprietary architectures to one that offers functionality across multiple vendors and protocols for the end users. As the creator of a complete turnkey videoconferencing network management and scheduling solution, an authorized provider of multiple brand-name hardware equipment, and the largest and most experienced independent service provider in the video industry, Forgent is able to deliver one-stop videoconferencing solutions.

    Forgent began its video network software and services business in fiscal 2002, and revenues to date are $2.2 million. While management believes it has made substantial progress to date in introducing its software products and services, the Company's results to date have been limited, and there can be no assurance that Forgent will be successful in building a business around its video network software and services. The Company has devoted significant resources and infrastructure to support the development of this line of business. These costs will be incurred, regardless of whether the software products and services are accepted in the market place. If these software products and services are not accepted as anticipated, the Company's results from operations will be adversely affected.

INTELLECTUAL PROPERTY LICENSING

    The Company's Patent Licensing Program is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. Manufacturers in various industries use still-compression technology in their products, including digital cameras, printers, scanners, and wireless devices, as well as new emerging products such as new cell phones and wireless sharing networks. Since the end of fiscal 2002, Forgent has entered into additional licenses and the Company is continuing to actively seek licenses with other users of its technology. Forgent's licensing program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent which has generated the licensing revenues expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to others.

LEGACY SERVICES

    With years of planning, deployment, and problem-resolution experience across a vast array of video equipment, topologies, and applications, Forgent offers service programs to companies that deploy video networks. Forgent helps companies maximize their video communications investment through maintenance, installation, technical support, and resident engineer services.

    Traditionally, service has been viewed as a break-fix situation in which companies only fix that which is broken. However, Forgent takes a much more proactive and comprehensive approach to the service equation. Its comprehensive after-market support programs provide varying levels of support to meet companies' specific needs to keep their video networks up and running. The Company currently provides consistent and seamless delivery of services that support thousands of endpoints around the world under maintenance agreements. These endpoints include current VTEL products, legacy products, network products for which the Company acted as a reseller and a growing base of third-party products. Through service and maintenance offerings, Forgent augments its experience and knowledge of the multiple endpoints available within the industry, thus reinforcing the Company as the industry expert in visual communication solutions.

    In addition to installation and maintenance services, Forgent's commitment to supporting its customers with all of their technical support regardless of the customers' locations is evidenced by several other services. The Company's Technical Assistance Center ("TAC") operates on a 24x7 basis and can quickly and efficiently tackle a wide range of technical support situations. Or customers can take advantage of Forgent's Total Call Management, which gives customers a single point of contact for all of their video needs. For more substantive technical support, customers may outsource their technical video support to Forgent through its Resident Engineer Services which provides a Forgent engineer on-site who can provide emergency on-site support for repairs, preventative maintenance, ongoing equipment evaluations and upgrades, and other required technical assistance. Additionally, Forgent has two exclusive interoperability labs that allow for real-world testing of video networking technology, regardless of brand, from personal and group communications products to peripheral components and network technology. In these labs, Forgent provides its customers the means to ensure that the products and components work, and more importantly, that they work together - before they buy - in order to receive the full value of their video network investments.

    In the past, the service group has successfully integrated systems into boardrooms and auditoriums for Forgent's corporate customers as well as classrooms in primary schools, colleges and universities. Due to the economic slow down during the recent past, capital budgets were drastically reduced, causing sales of fully integrated videoconferencing systems to decline. Additionally, the sale of integrated videoconferencing systems is no longer consistent with the Company's strategy of becoming a leading provider of enterprise software and services. Therefore, in April 2002 Forgent sold the inventory and certain other assets related to its integration business to SPL Integrated Solutions ("SPL"), the largest independent integrator of large videoconferencing systems and fully-integrated multimedia systems.

RESEARCH AND DEVELOPMENT

    During fiscal 2002, the Forgent development team continued to display technical leadership in the delivery of innovative video network management solutions. The technical staff demonstrated proficiency in many cutting-edge development disciplines, including Java, device management, client-server architectures, automation, database design, user interface design and web-based application development. Leveraging decades of enterprise software development experience obtained at IBM, HP, EDS, Hewlett-Packard and the like, the team was able to deliver several major product releases during fiscal 2002. A robust software development process was used that relied on traditional and proven development methods, while being flexible enough to quickly respond to evolving market requirements and urgent customer needs.

    Quality remained a major focus for the development team during fiscal 2002 and a goal of zero defects inspired an attention to detail in all phases of the development process. Many quality-related tools and techniques became standard practice: source control, daily builds, defect tracking, code reviews and automated regression testing.

    The test organization experienced significant growth in both personnel and its use of technology and ended the 2002 fiscal year with almost 7,000 test cases. In addition, a third-level customer support group was created within the test organization to handle critical customer problems. The group's in-depth knowledge of the products, and access to the core development staff, help speed problem resolution and ensure customer satisfaction.

DISTRIBUTION STRATEGY

    Forgent sells its network software and services principally through a direct sales force. During fiscal 2002, the Company expanded its software sales organization to include telemarketing, inside sales, pre-sales engineers and territory managers. This structure enables Forgent to have all critical functions aligned by territory to support the end-to-end selling process -- from prospecting, pre-sale, close, and post-sale customer account management. The Company supplements the efforts of its direct sales force with its Partner Program. The partners in the program, including International Video-Conferencing, Inc., Audio Video Systems, York Telecom, Signet and TKO, have successful track records in selling and supporting videoconferencing and communications solutions in commercial, educational and government accounts. By working with these partners, Forgent expands the reach of its direct sales force and gains access to key opportunities in major market segments.

    In addition to the software sales force, a separate sales force sells Forgent's legacy videoconferencing services. Additionally, Forgent's legacy services are also sold through channel partners.

COMPETITION

    The competitive landscape in which Forgent finds itself has changed significantly in the last year, as the Company has transitioned its business to focus on enterprise software and services. Forgent now evaluates itself against companies providing enterprise software and services to schedule and manage collaboration environments, particularly video. Part of Forgent's strengths is the breadth, depth and scalability of its products. They have been designed from the ground up to scale to meet the needs of large, global enterprises with thousands of multi-vendor and multi-protocol endpoints and devices across multiple enterprise environments.

    Although big network providers sell videoconferencing equipment along with the network they are installing, they do not usually provide software to manage the network or post-installation services such as product services and training. In terms of the software landscape as it relates to video network management, many of today's management tools do not provide in-depth information about video devices (endpoints, gateways, gatekeepers, multipoint control units, bridges, etc.). The traditional network management systems vendors like Hewlett Packard, Sun Microsystems, and others have traditionally focused on managing devices and are moving to managing system level applications. However, while interested in covering the widest breadth of device types, these vendors do not have the same depth of understanding of video as Forgent and, today, have no mechanism to discover, monitor, diagnose, or report on video application or device level issues. Similarly, videoconferencing manufacturers may offer a small amount of proprietary device level software to be used on their products but do not usually provide a complete view of the entire network infrastructure showing all the network touch points. Other competition comes from a few start-up companies that are attempting to develop software that manage video networks but they are limited in scope in terms of brands that they can manage and depth of functionality that they can offer. These companies' products are often based on proprietary software and do not have the level of industry experience that Forgent brings to the market. With the emergence of the video network services market, it is possible that other companies, including large and substantial competitors such as Hewlett Packard and Sun Microsystems, among others, could develop and introduce competing products and services. These companies have significantly more marketing and financial resources, and there can be no assurance that the Company could compete effectively with these types of competitors.

    In the scheduling arena, which is a recent addition to Forgent's enterprise software portfolio, the competitors are many but Forgent's Global Scheduling System ("GSS") can be differentiated in a number of ways. In particular, GSS maintains a centralized status of critical physical resources such as rooms, services and technology while it interfaces with corporate calendaring systems such as Microsoft Outlook to present the most up-to-date status of people resources to the user. Many of the competitive scheduling products in the market today specialize in room scheduling, time and attendance scheduling, facility management (including catering and maintenance) and specialized scheduling for videoconferencing. A few of these products incorporate limited interfaces to Microsoft Outlook and IBM Lotus Notes calendar interfaces but none of them present the universal view of schedulable resources that GSS does in a unified status view. GSS was created with key customer input, which required a global view of all resources that must be inventoried, categorized, and made available to the corporate user population while tracking cost and utilization for every resource. However, there can be no assurance that this differentiation will result in increased purchases of GSS as compared to other products.

    Forgent believes that the key criteria considered by potential purchasers of its products are as follows:

        o   operational advantages and cost savings provided by a product,

        o   product quality and functional depth,

        o   product price and terms under which the product is licensed,

        o   ease of use,

        o   ease of integration with the customer's existing applications,

        o   ability to easily adapt the product to their unique requirements,

        o   quality of support and product documentation, and

        o   experience and financial stability of the vendor.

    In addition to its software products, Forgent brings software-related services and traditional lines of services to bear as part of its offerings. In offering its legacy services, the Company competes with hardware manufacturers who often bundle services and maintenance contracts with hardware systems sales, and since the sale of its VTEL products business, Forgent has experienced a decline in its legacy services business. The Company's ability to provide a turnkey videoconference solution including hardware, software and services from a single vendor sets it apart from others in the industry.

MARKETING

    Forgent has developed a comprehensive integrated marketing plan for promoting its products and services throughout the United States and Europe. The integrated elements include a mix of public relations, industry analyst relations, investor relations, demand generation and other corporate communications activities to ensure a consistent and accurate flow of information to and from the Company's key stakeholders and target audiences.

    Efforts have been focused on developing clear and concise messages regarding the launch of Forgent's enterprise software and services business and relaying that message to shareholders, customers, prospects, trade and technical media, and the business media. In addition, the messages reinforce the core aspect of the Company's strategy, which is to build a software business while driving revenue from its intellectual property business and its legacy services business to support the growth of the core business. The Company revamped its corporate web site to reflect the focus on its software and services business and streamline information for visitors. The web site plays an important role in providing audiences with the most up-to-date and accurate information available on the Company's business, its products and services, successes, and trends and issues the Company faces.

PATENTS AND TRADEMARKS

    The United States Patent and Trademark Office has issued Forgent approximately 40 patents related to videoconferencing, data compression, video mail, and other technology developed by the Company. These patents comprise the Company's intellectual property portfolio. Forgent currently has in excess of 34 patent applications related to its VNP software that are filed but not yet issued by the U.S. Patent and Trademark Office. Forgent anticipates filing an additional four patent applications during the first fiscal quarter of 2003 to protect its intellectual property. There can be no assurance that the pending patents will be issued or that issued patents can be defended successfully. Forgent retained all patents related to the products division sold during fiscal 2002.

    During fiscal 2002 the Company signed two significant license agreements with two international consumer and commercial electronics firm, including Sony Corporation. The license agreements relate to the Company's data compression technology embodied in a U.S. patent that will expire in October 2006 and its foreign counterparts that will expire in September 2007. Although management fully anticipates signing more patent license agreements with other prominent companies from multiple industries, there can be no assurance the additional licenses can be obtained on similar favorable terms.

    Applications for the "Forgent" mark are currently pending both in the United States and abroad. The Company was issued trademarks and service marks by the U.S. Patent and Trademark Office and by certain foreign countries and entities covering the "VTEL" mark and the "VTEL" logo. These trademarks and service marks were sold to VTEL Corporation as part of the sale of the products business division.

EMPLOYEES

    Certain business elements that did not contribute to Forgent's core competencies were eliminated as part of the Company's restructuring activities in August 2001. Consequently, 65 employees (17% of Forgent's workforce) were terminated and were provided outplacement support and severance. As a result of the sales of the products business and the integration business, the Company's workforce was further reduced by 117 employees in January 2002 and by 15 employees in May 2002. Forgent's personnel grew by 19 employees in June 2002 when the Company acquired certain assets and liabilities of Global Scheduling Solutions, Inc.

    As the Company continues to evolve its business strategy, Forgent's workforce is continually evaluated and adjusted accordingly - both in number and composition. Forgent believes it retains the appropriate management team and employees to fully implement its business strategy and that its current employee relations are good. None of the Company's employees are represented by a labor union.

    Currently, Forgent employs 178 employees as follows:

                                                    NUMBER OF
                    FUNCTION                        EMPLOYEES
                    --------                        ---------
Sales and marketing .............................          35
Research and development ........................          37
Service, support and Systems integration ........          76
Finance, human resources and administration .....          30
                                                    ---------
       Total ....................................         178
                                                    =========


    Forgent's development, management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. The Company uses incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees and generally do not have employment agreements with key management personnel or technical employees. Forgent's future success is dependent upon its ability to effectively attract, retain, train, motivate and manage its employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Forgent's key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICERS

    Forgent's executive officers are as follows:

    Richard N. Snyder, age 57, joined the Company's Board of Directors in December of 1997 and became Chairman of the Board in March 2000. In June 2001 Mr. Snyder was named the Forgent's President and Chief Executive Officer. Mr. Snyder has over twenty-five years of senior management experience including Founder and Chief Executive Officer at Corum Cove Consulting, LLC, Senior Vice President of Worldwide Sales, Marketing, Service and Support at Compaq Computer Corporation, and Group General Manager at Hewlett-Packard. Mr. Snyder received a Masters in Business Administration from Saint Mary's College and a Bachelor of Science from Southern Illinois University.

    Jay C. Peterson, age 45, joined the Forgent in September 1995 as Manager of Corporate Planning and has served as Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at Dell Computer Corporation and held various financial positions during eleven years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration and a Bachelor of Arts in Economics from the University of Wisconsin.

    Dennis M. Egan, age 49, joined the Company in November 1995 as Vice President - Service Operations when Forgent acquired the Integrated Communications Systems Group of Pierce-Phelps, Inc. From January 1993 to November 1995, Mr. Egan served as Senior Vice President of Peirce-Phelps, Inc. From June 1985 to January 1993, Mr. Egan was Vice President and General Manager of the Integrated Communications Systems Group of Peirce-Phelps. Mr. Egan's pre-1985 experience includes thirteen years serving in various sales and management positions with Peirce-Phelps. Mr. Egan holds a Master in Business Administration from Widener University and a Bachelor of Science from Villanova University.

    Kenneth A. Kalinoski, age 41, joined the Company in February 2001 as Vice-President - Development, currently serves as Chief Technology Officer, and is responsible for all aspects of technology for the company. Mr. Kalinoski's previous 19 year career focused on client/server and communications technology. He was the founder, company officer, and Vice-President of Development at Netpliance from February 1999 to January 2001 and was responsible for delivering the first information appliance to the consumer marketplace. Prior to that, Mr. Kalinoski spent 17 years at IBM and held multiple management positions, including director of IBM PC Systems and Licensing (1998), program director of AIX Development from January 1993 to 1995, and program director of IBM Multimedia Systems 1995-1997. Mr. Kalinoski received a Masters in Computer Engineering from State University of New York, and a Bachelor of Science from Wilkes University and currently hold five patents.

    H. Russell Caccamisi, age 53, joined in September 2002 as Senior Vice President of Sales, responsible for worldwide sales of all software and software-related services. Mr. Caccamisi has over thirty years of experience in sales, marketing, and management, including Executive Vice President at productmarketing.com from June 1999 to February 2001, President and Chief Executive Officer at Reliant Data Systems from June 1996 to February 1999, Vice President of Marketing at Tivoli Systems, Vice President of Worldwide Marketing at BMC Software, Vice President of Sales and Marketing at System One Corporation, and numerous sales and management positions at IBM Corporation. Mr. Caccamisi received a Bachelor of Arts from Mississippi State University.

ITEM 2. PROPERTIES

    Forgent's headquarters, product development, and sales and marketing facility leases approximately 139,000 square feet in Austin, Texas under a lease which expires in March 2013. As a result of the sale of the products business unit, 52,000 square feet of this space was vacated by the VTEL group. Additionally, Forgent had existing unoccupied leased space inventory due to the downsizing of the Company on account of the recent restructurings. Therefore, during fiscal 2002, Forgent actively engaged in subleasing its available area and incurred a one-time charge of $2.0 million related to these lease impairments. Currently, the Company subleases approximately 48,000 square feet and anticipates continuing to sublease the under-utilized space. The Company also occupied approximately 60,000 square feet of a facility that is situated in a light industrial area in Austin, Texas. This site housed the manufacturing of VTEL equipment and consequently, during the sale of the products division, the lease was assigned to VTEL Corporation, who assumed all obligations under the existing lease.

    Forgent's legacy services group occupies a facility of approximately 41,000 square feet in the Philadelphia, Pennsylvania vicinity which is leased through June 2006. After the Company sold its integration business division to SPL Integrated Solutions ("SPL") in May 2002, Forgent subleased approximately 6,000 square feet to SPL to facilitate on-site operations.

    The Company continues to consolidate its office space in remote locations and currently holds office space in Atlanta, Georgia, Houston, Texas, and Chicago, Illinois. Management believes that the facilities in Texas and Pennsylvania are adequate to meet Forgent's current requirements and can accommodate further physical expansion of corporate and development operations, as well as additional sales and marketing offices.

ITEM 3. LEGAL PROCEEDINGS

    The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

    Starting June 1, 2001, Forgent's Common Stock has been traded in the NASDAQ-National Market System under the symbol "FORG." Previously, the Company's Common Stock was traded under the symbol "VTEL." The following table sets forth the range of high and low intra-day prices for each fiscal quarter of 2002 and 2001:

                        FISCAL YEAR      FISCAL YEAR
                            2002             2001
                       --------------   --------------
                        HIGH     LOW     HIGH     LOW
                       ------   -----   ------   -----
1st Quarter ........   $ 4.19   $0.80   $ 3.63   $1.59
2nd Quarter ........   $ 4.70   $2.25   $ 2.25   $0.72
3rd Quarter ........   $ 3.93   $1.76   $ 1.69   $0.72
4th Quarter ........   $ 5.67   $2.65   $ 1.51   $0.89

    The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings for reinvestment in its business.

    On October 21, 2002, Forgent's common stock closed at $1.70 on the NASDAQ. At that date there were approximately 14,000 stockholders of record of the common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth consolidated financial data for Forgent as of the dates and for the periods indicated. The selected consolidated balance sheet data as of July 31, 2001 and 2002 and the selected consolidated operations data for the years ended July 31, 2000, 2001, and 2002 have been derived from the audited consolidated financial statements of Forgent included elsewhere in this Report. The selected consolidated balance sheet data as of July 31, 1998, 1999 and 2000 and the selected consolidated operations data for the year ended July 31, 1998 and 1999 have been derived from the audited consolidated financial statements of Forgent not included in this Report.

    The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of Forgent, and the notes to those statements included elsewhere in this Report. The information set forth below is not necessarily indicative of the results of future operations.

                                                                            FOR THE YEARS ENDED JULY 31,
                                                     ------------------------------------------------------------------------
                                                      1998(a)        1999(b)         2000(c)         2001(d)         2002(e)
                                                     ---------      ---------       ---------       ---------       ---------
                                                                       (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Network software & service revenues ............   $      --      $      --       $      --       $      --       $   2,236
  Technology licensing revenues ..................          --             --              --              --          31,150
  Service and other revenues .....................      28,692         29,698          27,217          26,912          25,206
  Gross margin ...................................      10,823         11,261           8,520           6,999          26,803
  Income (loss) from continuing
     operations ..................................       2,185         (2,277)         22,198         (12,410)          9,287
  Income (loss) from discontinued operations .....         594        (13,288)        (19,901)        (20,130)        (15,390)
  Net income (loss) ..............................       2,779        (15,565)          2,297         (32,540)         (6,103)
INCOME (LOSS) PER COMMON SHARE:
  Basic income (loss) from continuing
     Operations ..................................        0.09          (0.10)           0.90           (0.50)           0.37
  Diluted income (loss) from continuing
     Operations ..................................        0.09          (0.10)           0.89           (0.50)           0.37
  Basic income (loss) from discontinued
     Operations ..................................        0.03          (0.57)          (0.81)          (0.81)          (0.62)
  Diluted income (loss) from discontinued
     Operations ..................................        0.03          (0.57)          (0.80)          (0.81)          (0.62)
  Net income (loss), basic and diluted ...........        0.12          (0.66)            .09           (1.31)          (0.25)
BALANCE SHEET DATA:
  Working capital ................................   $  28,946      $  12,977       $  35,967       $  12,921       $   9,757
  Total assets ...................................     128,895        123,697         123,139          69,340          52,222
  Long-term liabilities ..........................       3,848         15,930           4,665           3,034           2,998
  Stockholders' equity ...........................      81,258         68,019          82,661          41,622          32,278


(a) Net income for the year ended July 31, 1998 includes the reversal of $1.5 million of merger and other expenses and a gain from a non-recurring real estate transaction of $1.3 million.

(b) Net loss for the year ended July 31, 1999 includes expense for restructuring totaling $3.1 million.

(c) Net income for the year ended July 31, 2000 includes a non-recurring gain of $44.5 million and an expense for the write-down of impaired assets of $14.1 million.

(d) Net loss for the year ended July 31, 2001 includes an expense of $4.0 million for the impairment of certain assets and transaction expenses in anticipation of a segment sale and expenses for restructuring totaling $1.7 million.

(e) Net income for the year ended July 21, 2002 includes an expense of $6.0 million for the reserve of the notes receivable from VTEL Products Corporation and an expense of $4.4 million for the impairment of certain assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULT OF OPERATIONS

    The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in

Forgent's consolidated statement of operations:

                                                FOR THE YEARS ENDED JULY 31,
                                                ----------------------------
                                                 2000       2001       2002
                                                ------     ------     ------
Network software and services revenues ......       --%        --%       3.8%
Technology licensing revenues ...............       --         --       53.2
Services and other revenues .................    100.0      100.0       43.0
Gross margin ................................     31.3       26.0       45.7
Selling, general and administrative .........     45.3       61.4       19.5
Research and development ....................     31.1       27.6        5.5
Total operating expenses ....................    110.1       97.4       34.0
Other income, net ...........................    162.6       24.2        3.8
Income (loss) from continuing operations ....     81.6      (46.1)      15.9
(Loss) from discontinued operations .........    (73.1)     (74.8)     (26.3)
Net income (loss) ...........................      8.4%    (120.9)%    (10.4)%

FOR THE YEARS ENDED JULY 31, 2000, 2001, AND 2002

REVENUES

    Consolidated revenue was $27.2 million in fiscal 2000, $26.9 million in fiscal 2001, and $58.6 million in fiscal 2002. The decline was $0.3 million from 2000 to 2001 and the increase was $31.7 million from 2001 to 2002. This is a decrease of 1.1% for 2001 and an increase of 117.7% for 2002. Consolidated revenue represents the combined revenues including sale of Forgent's software, network consulting, installation, training, maintenance services, and multi-vendor products as well as royalties received from licensing the Company's intellectual property. Consolidated revenues do not include any revenues from Forgent's discontinued products business, which manufactured and sold endpoint systems, or the Company's discontinued integration business, which provided customized videoconferencing solutions (see Note 5, in the accompanying financial statements).

    Network software and services revenues were $2.2 million and represent 3.8% of total revenues for the year ended July 31, 2002. Revenues from this new line of business include sales of Forgent Video Network Platform ("VNP") and other software, network consulting services, and royalties. VNP, an enterprise-class network management software that manages video, voice and other types of rich media on multi-protocol, multi-vendor networks, is designed to schedule, monitor and manage enterprise video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications, as well as cost of ownership. Forgent's network consulting services provide technical market research, evaluation and analysis to customers in addition to the means to test multiple network systems for manageability, interoperability, and optimum network connectivity prior to installation. As a result of acquiring certain assets from Global Scheduling Solutions, Inc., Forgent's sales force increased by ten members, thus positioning Forgent to grow its customer base into extended geographical locations. VNP, combined with Global Scheduling System ("GSS") and related hardware, creates VideoWorks, which is currently being assessed by numerous educational, governmental and commercial providers. With Forgent's continued capitalization of the synergies with Global Scheduling Solutions, Inc., the growing potential customer base, and the success of VNP's most recent release 2.0, management expects further increases in network software and services revenues during the next several quarters.

    Intellectual property licensing revenues were $31.2 million and represent 53.2% of total revenues for the year ended July 31, 2002. The Company began its licensing program during fiscal 2002. During the year ended July 31, 2002, the Company signed two patent license agreements with two international consumer and commercial electronics firms, including Sony Corporation. The licenses relate to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts, and were fully paid during the fourth fiscal quarter of 2002. Manufacturers in various industries use still-compression technology in their products, including digital cameras, printers, scanners, wireless devices, as well as new emerging products such as new cell phones, and wireless sharing networks. Since the end of fiscal 2002, Forgent has entered into additional licenses and the Company is continuing to actively seek to license other users of its technology. Forgent's licensing program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent which has generated the licensing revenues expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to others.

    Service and other revenues were $27.2 million in fiscal 2000, $26.9 million in fiscal 2001, and $25.2 million in fiscal 2002. The decline was $0.3 million from 2000 to 2001 and $1.7 million from 2001 to 2002. This is a decrease of 1.1% for 2001 and 6.3% for 2002. Service and other revenues represent 100.0%, 100.0%, and 43.0% of total revenues for the years ended July 31, 2000, 2001 and

2002, respectively. Service and other revenues include the maintenance and support of thousands of endpoints and bridges under maintenance agreements, as well as sales of a variety of third-party manufactured equipment through its Multi-Vendor Partners Program ("MVP"). The decline in revenues over the past three fiscal years is largely due to the decrease in the renewal rate of service contracts for VTEL products. As a vendor-neutral service provider, offering installation, technical support, and maintenance to a wider array of videoconferencing devices, including endpoints, multipoint control units, gateways, gatekeepers, and traditional network switches and routers, Forgent is offsetting the decrease in renewal of VTEL contracts with service contracts for other third party products. However, the average selling price of the new maintenance contracts has generally been lower and therefore, the sales in the new contracts have not fully offset the decline in renewals of VTEL contracts. Thus, the Company anticipates further declines in service revenues, although rate of the decline is uncertain. Forgent will continue to sell equipment through its MVP program. Management intends to continue efforts to drive revenue from its new intellectual property licensing business and its legacy services business as means to funding the software core business.

GROSS MARGIN

    Consolidated gross margins were $8.5 million in fiscal 2000, $7.0 million in fiscal 2001, and $26.8 million in fiscal 2002. The decline was $1.5 million from 2000 to 2001 and the increase was $19.8 million from 2001 to 2002. This is a decrease of 17.9% for 2001 and an increase of 283.0% for 2002. Consolidated gross margin percentages were 31.3% for fiscal 2000, 26.0% for fiscal 2001, and 45.7% for fiscal 2002.

    The increase in gross margins, as well as the increase in gross margins as a percentage of total revenues, for the year ended July 31, 2002, is due primarily to the gross margins resulting from the patent license agreements obtained during fiscal 2002. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a standard percentage of the signed agreement and are paid to a national law firm, which has personally invested and continues to invest in developing Forgent's licensing program. Because of the inherent risks in technology licensing, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent's foreign counterparts, gross margins could be adversely affected in the future if licensing revenues decline.

    Since the costs associated with the network software and services business result primarily from the amortization of the Company's capitalized software development costs on a straight-line basis and from minimal royalty payments to outside vendors, the cost of sales from this line of business is relatively fixed. During the year ended July 31, 2002, Forgent sold twelve VNP licenses. As more licenses are sold, management expects to achieve higher gross margins from the network software and services business, in absolute terms and in terms of percentage of revenue.

    Similarly, the costs associated with the service and maintenance business are labor intensive and relatively fixed, which causes gross margins to be directly affected by the level of revenue generated from new and renewed service contracts. Gross margins from other revenues are subject to product mix shifts based on the types of MVP products sold. With decreasing VTEL maintenance contract renewals, Forgent's gross margins were deteriorating as evidenced by the $1.5 million or 17.9% decrease from 2000 to 2001. Therefore, in August 2001, the Company resized its infrastructure to incur costs that more closely matched the projected revenue levels. As a result, gross margins from the service and other business significantly increased by 39.6% from $7.0 million to $9.8 million for the year ended July 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $12.3 million in fiscal 2000, $16.5 million in fiscal 2001, and $11.4 million in fiscal 2002. The increase was $4.2 million from 2000 to 2001 and the decrease was $5.1 million from 2001 to 2002. This is an increase of 34.1% for 2001 and a decrease of 30.8% for 2002. Selling, general and administrative ("SG&A") expenses were 45.3%, 61.4% and 19.5% of total revenues for the years ended July 31, 2000, 2001, and 2002, respectively.

    The SG&A expenses incurred by the Internet subsidiaries, which were folded back into the core operations during fiscal 2001, were $2.0 million and $2.8 million for the fiscal years ended July 31, 2000 and 2001, respectively. Without the effect of the Internet ventures, total SG&A expenses increased $3.4 million, or 32.5%, from 2000 to 2001 and decreased $2.3 million, or 16.6%, from 2001 to 2002.

    During first fiscal quarter of 2001, the Company announced a new business charter and the reorganizing of its operations, which contributed to reducing a large amount of the Company's global administrative infrastructure. The related workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business strategy. These efforts to find efficiencies and to significantly reduce administrative costs as a percent of expected revenues, including the closing of the Sunnyvale, California facility and the replacement of Forgent's Enterprise Reporting Platform, continue to be realized in fiscal 2002. Additionally, the Company reexamined its overall staffing needs, restructured its operations and recorded a one-time charge of $0.8 million during the year ended July 31, 2002. This restructuring contributed directly to the decrease in SG&A expenses during the year ended July 31, 2002. In acquiring certain assets and liabilities of Global Scheduling Solutions Inc. during the latter half of fiscal 2002, Forgent's sales force has more than doubled and thus, SG&A expenses are projected to increase. However, management is committed to maintaining SG&A expenses at reasonable levels in terms of percentage of revenue and to further decreasing any unnecessary SG&A expenses that do not directly support the generation of revenues for Forgent.

RESEARCH AND DEVELOPMENT

    Research and development expenses were $8.5 million in fiscal 2000, $7.4 million in fiscal 2001, and $3.2 million in fiscal 2002. The decrease was $1.1 million from 2000 to 2001 and $4.2 million from 2001 to 2002. This is a decrease of 12.0% for 2001 and 56.8% for 2002. Research and development expenses were 31.1%, 27.6%, and 5.5% of revenues for the years ended July 31, 2000, 2001, and 2002 respectively.

    During the year ended July 31, 2000, the Company created two subsidiaries focused on the development and delivery of visual communication products and services over the Internet. OnScreen24 was comprised primarily of Forgent research and development engineers who developed visual communication delivery products for use over the Internet, including products such as video mail as well as the further development of the Company's web streaming product line, Turbocast (TM). ArticuLearn created and managed custom e-learning portals that enabled organizations to create, deliver and manage their learning content directly online as well as offered various professional services to assist organizations in the production of their web-based learning content. During the years ended July 31, 2000 and July 31, 2001, the Company's two Internet subsidiaries incurred $8.5 million and $5.1 million in research and development expenses, respectively. Due to the weakening environment for start-up businesses and related tightening of the venture capital marketplace, the Company absorbed its OnScreen24 operations back into the operations of its core business and terminated ArticuLearn during fiscal 2001.

    Without the effects of the Internet ventures, the Company incurred $0.0 million, $2.3 million, and $3.2 million in research and development ("R&D") expenses during fiscal 2000, 2001 and 2002, respectively. These expenses, which represent 8.6% and 5.5% of revenue in fiscal 2001 and 2002, respectively, are related to the development of Forgent's network management software, Video Network Platform ("VNP"). Unlike proprietary device management software from manufacturers that only support their brand and consequently lock customers into a single vendor purchase decision, VNP is the industry's only enterprise video network management software that improves quality of service and reduces cost of ownership for multi-protocol and multi-vendor environments. Forgent developed a Common Operating Environment, which uses standards-based interfaces and methods to recognize a host of video devices, as well as traditional network devices, thus allowing companies to grow their video networks and make future purchase decisions that are independent of hardware configurations.

    The R&D expenses are net of $0.6 million and $3.5 million capitalized during the years ended July 31, 2001 and July 31, 2002, respectively. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related projects, generally three years. As of July 31, 2002, $1.6 million of the Company's net capitalized software expenses relates to the efforts on Forgent's VNP Release 1.0, which finds, controls and manages multi-vendor video devices with network management tools and offers extensive device diagnostics. An additional $1.7 million of the Company's net capitalized software expenses relates to efforts on Forgent's VNP Release 2.0, which offers an intuitive, user-friendly interface that provides an at-a-glance summary and statistics of the entire video network including calls, video devices, and bandwidth utilization and enables users to manage their networks and to quickly resolve problems, even from remote locations. Additionally, VNP Release 2.0 features a new easy-to-use reporting wizard with a rich set of reports that can be customized to meet specific customer requirements. The remaining $0.2 million of the Company's net capitalized software expenses relates to efforts on Forgent's VNP Release 2.5, which delivers group operations support, hot-pluggable devices and failover support for increased scalability and availability. Forgent's development team has fully integrated the acquired Global Scheduling Solutions Inc. development team. The combined team now functions with a shared vision for collaboration management and is developing GSS Version 3.9, which will include additional quality and performance improvements, a new outsourcing in security module, and an extension that will allow users to schedule rooms and attendees directly from Outlook. Both VNP 2.5 and GSS 3.9 are scheduled for general availability in the first quarter of fiscal year 2003.

    The Company's ability to successfully develop software solutions to enable enterprise video networks is a significant factor in Forgent's success. As Forgent develops its research and development strategy, management anticipates additional costs associated with the recruiting and retention of engineering professionals adept at these technologies. Management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue. However, management believes Forgent's ultimate future success is based significantly on the development and success of its solution offerings related to its software roadmap.

WRITE-DOWN OF IMPAIRED ASSETS

    Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with the video streaming technology was impaired during the year ended July 31, 2002.

    Due to the disposition of the Products business in fiscal 2002, the VTEL personnel relocated from Forgent's headquarters at 108 Wild Basin Road in Austin, Texas to VTEL's headquarters at 9208 Waterford Centre Blvd. in Austin, Texas. This relocation left a vacancy of approximately 52,000 rentable square feet, or 38% of the total lease space. Additionally, Forgent had existing unoccupied space inventory due to the downsizing of the Company on account of the recent restructurings. In fiscal 2002, Forgent was able to sublease some of the vacated space, but was unable to fully sublease the space due to the economic downturn during the year. Therefore, management analyzed the future undiscounted cash flows related to the lease on the Wild Basin property and determined the economic value of the lost sublease rental income. As a result, Forgent recorded a one-time $2.0 million impairment charge for the unleased space as of July 31, 2002. This non-cash impairment was reported as part of continuing operations on the consolidated statement of operations.

    During fiscal year 2001 management implemented a strategy to divest all non-core operations to focus on returning to profitability. Therefore, the Company folded its OnScreen24 subsidiary's operations back into the core business. OnScreen24 primarily operated from Forgent's property in Sunnyvale, California. During the third fiscal quarter of fiscal 2001, the Company sold its equity interest in the real estate lease for $500,000 and recorded a related $1.1 million impairment for the leasehold improvements at the Sunnyvale facility. The $1.1 million impairment in fiscal 2001 was all related to continuing operations.

    As a result of the new charter announced in August 2000, management reviewed certain long-lived assets including property, plant and equipment, goodwill and other intangibles and capitalized software, to evaluate the recoverability of these assets pursuant to Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The evaluation indicated that the future undiscounted cash flows related to certain long-lived assets were below the carrying value of the assets associated with their future operations. Further, the closure of certain foreign offices and the termination of the software capitalization projects resulted in the identification of only minimal future cash flows. During the fourth quarter of fiscal 2000, the Company adjusted the long-lived assets associated with its manufacturing operations and the long-lived assets related to the foreign operations and capitalized software. Management calculated the fair value for the long-lived assets based on anticipated future cash flows discounted at a rate commensurate with the risk involved, which resulted in a non-cash impairment charge of $14.1 million. This impairment loss was recorded on the consolidated statement of operations as follows:

                                       CONTINUING    DISCONTINUED      TOTAL
                                       OPERATIONS     OPERATIONS     IMPAIRMENT
                                      ------------   ------------   ------------
                                                    (In thousands)
Capitalized Software ..............   $      5,120   $        664   $      5,784
Property, plant and equipment .....          1,909          3,983          5,892
Intangible Assets .................            332          1,908          2,240
Other .............................             --            156            156
                                      ------------   ------------   ------------
                                      $      7,361   $      6,711   $     14,072
                                      ============   ============   ============

The remaining useful lives of certain assets were shortened and thus, depreciation and amortization for these assets were slightly higher in subsequent fiscal years.

AMORTIZATION OF INTANGIBLES

    Amortization expenses were $1.4 million in fiscal 2000, and $1.4 million in fiscal 2001. The expenses relate to the amortization of goodwill resulting from certain acquisitions. In March 1999, the Company acquired substantially all of the assets of Vosaic LLP, an Internet video software and technology company. In November 1995, the Company acquired certain assets and a specified work force of the Integrated Communications Systems Group ("ICS") of Pierce-Phelps, Inc., which developed into Forgent's legacy services business. The Company acquired certain assets of the videoconferencing division of one of its German resellers in July 1998. The goodwill related to the German acquisition was fully amortized during fiscal 2001.

    Effective August 1, 2001, the Company chose early adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses are reflected in operating income from continuing operations on the Consolidated Statement of Operations. Upon adoption of SFAS No. 142, the Company did not record any goodwill amortization expenses during the year ended July 31, 2002. Additionally, as a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the year ended July 31, 2002.

RESTRUCTURING ACTIVITIES

    In August 2001, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring. As of July 31, 2002, all of the involuntary termination benefits had been paid.

NON-RECURRING EVENTS

    On March 3, 2000 Forgent settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas in which the Company had previously initiated against five former employees who left the Company in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees paid $2.5 million in cash and delivered to the Company 300,800 shares of common stock of Polycom, Inc. in settlement of the claims asserted by Forgent. These shares were sold during fiscal 2000 for $33.7 million, net of settlement costs. The parties agreed to dismiss all claims, counterclaims and third party claims in the lawsuit, ending the litigation. Separately, Forgent voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

    On March 3, 2000, the Company granted non-exclusive licenses to Polycom, Inc. ("Polycom") to use three of its patented technologies, and Polycom paid a one time fee of $8.3 million to Forgent as a fully paid up royalty in exchange for such license. In turn and without any payments by the Company, Polycom also granted Forgent a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties have access to specified distinctive technologies of the other for use in their product offerings.

INTEREST INCOME AND EXPENSE

    Interest income was $1.2 million in fiscal 2000, $1.2 million in fiscal 2001, and $0.3 million in fiscal 2002. The increase was minimal from 2000 to 2001 and the decrease was $0.9 million from 2001 to 2002. This is an increase of 3.0% for 2001 and a decrease of 72.3% for 2002. Interest income was 4.4%, 4.5%, and 0.6% of revenues for the years ended July 31, 2000, 2001, and 2002.

    Changes in interest income are based on interest rates earned on invested cash and cash equivalent balances available for investment. The decrease in interest income during fiscal 2002 is largely due to less available cash balance held for investment and a decline in interest rates. The slight increase in interest income during fiscal 2001 is due primarily to a higher average cash balance held for investment in fiscal 2001 than in fiscal 2000.

INCOME TAXES

    As of July 31, 2002, Forgent had federal net operating loss carryforwards of $147.6 million, research and development credit carryforwards of $6.1 million, and alternative minimum tax credit carryforwards of $0.1 million. The net operating loss and credit carryforwards will expire in varying amounts from 2003 through 2021, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiaries of $6.4 million are available to offset future foreign taxable income. However, significant permanent limitations may apply to the use of these losses based upon laws of the foreign tax jurisdictions.

    As a result of various acquisitions completed in prior years, utilization of Forgent's net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. Also, due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, Forgent has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2000, 2001, and 2002. The valuation allowance increased by $2.1 million during the year ended July 31, 2002.

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

    During the year ended July 31, 2002, the Company sold the operations and substantially all of the assets of its VTEL products business, including the VTEL name, to VTEL Products Corporation ("VTEL") and the operations and assets of its integration business to SPL Integrated Solutions (see Note 18, in the accompanying financial statements). Accordingly, the products and integration businesses have been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $19.9 million in fiscal 2000, $19.0 million in fiscal 2001, and $15.1 million in fiscal 2002. Loss from discontinued operations was 73.1%, 70.6%, and 25.8% of revenues for the years ended July 31, 2000, 2001, and 2002.

    In April 2002, VTEL did not remit payment on its first subordinated promissory note, as stipulated in the sales agreement. Management is currently renegotiating the terms of the note. Due to this default and the uncertainty in collecting the two outstanding notes from VTEL, the losses from discontinued operations for the year ended July 31, 2002 included a $5.9 million charge for the reserve of the both notes from VTEL. Since the sale of the products business occurred several months after it was originally anticipated to close, and since the operations performed significantly worse than expected, an additional loss of $8.8 million was recorded to discontinued operations in fiscal 2002. The remaining $0.4 million loss is related to the Company's discontinued integration business.

LOSS ON DISPOSAL, NET OF INCOME TAXES

    As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL products business unit to be $1.1 million. The loss was primarily related to legal and consulting fees associated with the sale. During the second fiscal quarter of 2002, Forgent recorded an additional $0.2 million in expenses associated with the completion of the sale. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third fiscal quarter of 2002.

NET INCOME (LOSS)

    Net income was $2.3 million in fiscal 2000; net loss was $32.5 million in fiscal 2001; and net loss was $6.1 million in fiscal 2002. The decrease was $34.8 million from 2000 to 2001 and the increase was $26.4 million from 2001 to 2002. This is a decrease of 1,516.6% for 2001 and an increase of 81.2% for 2002. Net income (loss) was 8.4%, (120.9%), and (10.4%) of revenues for the years ended July 31, 2000, 2001, and 2002, respectively.

    Despite the significant loss from discontinued operations, the increase in net income during the year ended July 31, 2002 is largely due to the revenues generated from the licensing of intellectual property and the decrease in operating expenses. The one-time $44.5 million gain achieved in fiscal 2000 contributed significantly to the net income for the year ended July 31, 2000 and is the primary cause for the decrease in net income during fiscal 2001.

    During fiscal 2002, Forgent has taken significant steps (1) to grow its revenues through software sales, patent licensing agreements, and increased video network consulting, integration and deployment services, (2) to improve gross margins, (3) to reduce costs by resizing its infrastructure, (4) to maintain a strong cash and investments balance, and (5) to finalize the sales of its less profitable businesses. Despite the current difficult economic business environment in which companies are minimizing capital expenditures, these significant milestones are evidence that Forgent continues to make progress on its business plan. Based upon a solid financial foundation with new and expanding revenue sources, additional joint VNP and GSS software offerings, and a cash generating legacy business, management's vision and direction are advancing the Company's financial results towards growth and profitability. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS

    Forgent's future results of operations and financial condition could be impacted by many factors, including other competitors entering the same market, technical problems in delivering video solutions over enterprise networks, and slow adoption to videoconferencing over enterprise networks. Due to these factors and others noted elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, Forgent's past earnings and stock prices have been, and future earnings and stock prices potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of Forgent's Common Stock in any given period. Also, the Company participates in a highly dynamic industry that often contributes to the volatility of Forgent's Common Stock price.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $53.5 million in fiscal 2000; cash used in operating activities was $3.5 million in fiscal 2001; and cash provided by operating activities was $14.7 million in fiscal 2002. At July 31, 2002, Forgent had working capital of $9.8 million, including $20.0 million in cash, cash equivalents and short-term investments. Changes in cash from operating activities are primarily the result of the net loss or income generated and changes in working capital, primarily decreases in accounts receivable, and accounts payable. The liquidation of the Internet ventures, which historically required significant funding for operations, as well as the completion of the restructuring efforts and the sale of its less profitable businesses, improved the Company's cash flows from operations during the year ended July 31, 2002, as compared to the year ended July 31, 2001. During fiscal year 2002, the Company had sold $9.3 million of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due primarily to an unanticipated significant drop in sales from discontinued operations and the remaining payments of outstanding payables related to the discontinued operations. Silicon Valley Bank purchased the assets for a fee of approximately 1.8% of the value of the accounts receivable sold and a one-time set-up fee of $13,000. The Company received proceeds from Silicon Valley Bank of $9.1 million. As a result of the sale of accounts receivable, the Company excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $178,000 for the year ended July 31, 2002. Additionally, Forgent received $16.5 million from its technology licensing business during the year ended July 31, 2002. Included in net income for fiscal 2000 was the favorable settlement of litigation in which the Company received $44.5 million in cash and securities (see "Non-recurring events").

    Cash used in investing activities was $32.3 million in fiscal 2000; cash provided by investing activities was $21.9 million in fiscal 2001; and cash used in investing activities was $7.7 million in fiscal 2002. The cash used in investing activities during fiscal 2002 was largely the result of the goodwill acquired among other assets from Global Scheduling Solutions, Inc. and the capitalization of software development costs. Forgent's ability to successfully develop software solutions to enable enterprise video networks is a significant factor in the Company's success and management will continue to strategically invest in developing its software products. During the year ended July 31, 2001, the Company owned common stock shares of Accord Networks ("Accord"), a networking equipment manufacturer, which were converted to Polycom, Inc. ("Polycom") common stock shares as a result of Polycom's acquisition of Accord. The cash provided by investing activities in fiscal 2001 was primarily due to the proceeds received from the sale of the Polycom and Accord shares and other short-term investments. During fiscal 2000, the cash used in investing activities was primarily from the investment of cash received from the settlement of litigation (see "Non-recurring events"). Investments were also made in additional property and equipment and capitalized research and development. Capital expenditures incurred during the year ended July 31, 2002 primarily related to the purchase of the Company's new accounting system. For fiscal 2003, Forgent capital budget is approximately $0.8 million and will be used principally to invest in demonstration equipment, spare parts to support the Company's warranties and services, and various other operational equipment as needed.

    Cash used in financing activities was $11.0 million, $0.6 million, and $0.9 million in fiscal years 2000, 2001 and 2002, respectively. Cash used in financing activities during fiscal 2002 is due primarily to the purchase of treasury stock, which was offset by proceeds received from the issuance of stock. Cash used in financing activities during fiscal 2001 primarily relates to the Company settling its notes payable. Cash used in financing activities for the year ended July 31, 2000 relates to the repayment of cash borrowed under the line of credit and payment on notes payable. In April 2001 Forgent announced a stock repurchase program to purchase up to two million shares of the Company's stock. During fiscal 2001 the Company repurchased 87,400 shares for $0.1 million, including fees. Forgent purchased an additional 787,700 shares for $2.7 million, including fees, during the year ended July 31, 2002. In

September 2002, Forgent's board of directors approved the repurchase of an additional million shares of the Company's stock under the current Share Repurchase Program. Management fully anticipates repurchasing more shares during fiscal 2003, depending on the Company's cash position, market conditions and other factors.

    In March 2000, the Company repaid the outstanding balance on its line of credit with a banking syndicate. At July 31, 2002, Forgent did not have a line of credit in place. Based on the Company's strong cash position and ability to generate positive cash flow from its continuing operations, management does not anticipate acquiring any additional lines of credit in the near future.

    Forgent's principal sources of liquidity at July 31, 2002 consist of $20.0 million of cash, cash equivalents and short-term investments, and the ability to generate cash from continuing operations. Over the past several quarters, the Company's cash and short-term investment balances have remained relatively stable. With the success of the Company's Patent Licensing Program, management expects the Company's cash position to strengthen as more license agreements are signed and related payments are received. As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Management plans to strategically utilize this positive cashflow to invest further in developing Forgent's VNP, GSS, and VideoWorks software and to explore more opportunities for growing the business. However, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, increased expense levels and other factors.

LEGAL MATTERS

    Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

    We believe the following represent our critical accounting policies:

Revenue Recognition

    In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, service delivery has occurred, fee is fixed or determinable, and collectibility is probable.

    In accordance with Statement of Position 97-2, "Software Revenue Recognition," software and product revenues are recognized when the software or product is shipped and invoiced. When a sale contains both delivered and deferred elements, the Company utilizes vendor-specific objective evidence to allocate the sale price first to deferred elements and then the residual value is allocated to the delivered elements.

    Service revenues are recorded at the time the services are rendered.

    Integration revenues are recognized after the customized systems are tested, installed, and the Company has no significant further obligations to the customer.

    Revenues for maintenance agreements are recorded ratably over the contract period. Customer prepayments are deferred until services have been rendered and there are no significant further obligations to the customer.

    Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of goods sold.

Software Development Costs

    Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Amortization of capitalized software begins upon initial product shipment. Software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to estimate losses from uncollectable customer receivables. This estimate is based in the aggregate, on historical collection experience, age of receivables and general economic conditions. It also considers individual customers payment experience, credit-worthiness and age of receivable balances.

Impairment of Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards ('SFAS") No. 142, Goodwill and Other Intangible Assets on August 1, 2001 and thus is required to review the carrying value of goodwill and other intangible assets annually. Forgent also reviews goodwill and other intangibles for possible impairment whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization; significant underperformance of operating units; significant changes in market conditions and trends. If a review event has occurred, the value of the goodwill or intangible is compared to the estimate of future cash flows, and if required, an impairment is recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

    On August 31, 2000 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the Consolidated Balance Sheet with changes in fair value recorded in the Consolidated Statement of Operations.

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

    During fiscal 2001 the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. The changes in these contracts are reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. These hedges were recorded at fair value on the Consolidated Balance Sheet, under the caption short-term investments as of July 31, 2001. During the first quarter of fiscal year 2002, the remaining 77 shares of Polycom were sold under a cash flow hedge and $1.7 million was reclassed from other comprehensive income to earnings.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Since the standard recognizes goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are evaluated at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives, but without constraint of an arbitrary ceiling. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses are reflected in operating income from continuing operations on the Consolidated Statement of Operations. Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, and therefore did not record any goodwill amortization expenses during the year ended July 31, 2002. As a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the year ended July 31, 2002. The Company's goodwill, net of accumulated amortization, was $10.6 million and $15.8 million at July 31, 2001 and July 31, 2002, respectively.

    As required by SFAS No. 142, the results for the prior years have not been restated. A reconciliation of the previously reported net loss and earnings per share for the years ended July 31, 2000, 2001, and 2002 as if SFAS No. 142 had been adopted is presented as follows:

                                                   2000         2001          2002
                                                ----------   ----------    ----------
Reported net income (loss) ..................   $    2,297   $  (32,540)   $   (6,103)
Add back goodwill amortization ..............        1,824        1,101            --
                                                ----------   ----------    ----------
Adjusted net income (loss) ..................   $    4,121   $  (31,439)   $   (6,103)
                                                ==========   ==========    ==========

Basic earnings per share:
As reported .................................   $     0.09   $    (1.31)   $    (0.25)
Goodwill amortization .......................         0.07         0.04            --
                                                ----------   ----------    ----------
Adjusted earnings per share .................   $     0.16   $    (1.27)   $    (0.25)
                                                ==========   ==========    ==========

Diluted earnings per share:
As reported..................................   $     0.09   $    (1.31)   $    (0.24)
Goodwill amortization........................         0.07         0.04            --
                                                ----------   ----------    ----------
Adjusted earnings per share..................   $     0.16   $    (1.27)   $    (0.24)
                                                ==========   ==========    ==========

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as well as the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. The provisions of SFAS No. 144 will be effective for the Company's fiscal year beginning August 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of this statement for any restructuring activities initiated after December 31, 2002.

RISK FACTORS

There are many factors that affect the Company's business, prospects and the results of its operations, some of which are beyond the control of the Company. The following is a discussion of some of these and other important risk factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

General economic and industry conditions

Any adverse change in general economic, business or industry conditions could have a material adverse effect on the Company's business, prospects and financial performance if those conditions caused customers or potential customers to reduce or delay their investments in network software and services or legacy services. Due to the current economic circumstances affecting U.S. businesses, there has been a slow down in capital spending, which adversely affects the willingness of companies to purchase enterprise software products and services and legacy services. If this slow down is prolonged, current economic conditions could have a continued adverse effect on the demand for the Company's products and services and could result in declining revenue and earnings growth rates for the Company.

Technological changes and product transitions

The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. These improvements could render the Company's products noncompetitive, if the Company fails to anticipate and respond effectively to these improvements and new product introductions. While the Company believes that its experience in the videoconferencing industry affords it a competitive advantage over some of its competitors, rapid changes in technology present some of the greatest challenges and risks for any software and technology-based company.

Sales Cycle

Forgent has a long sales cycle because it generally takes time to educate potential customers regarding the use and benefits of network software applications. The long sales cycle makes it difficult to predict the quarter in which sales may fall. Because the Company's expense levels are relatively fixed, the shift of sales from one quarter to a later quarter will adversely affect results in operations in an affected quarter, as the Company would not be able to adjust its expense levels to match fluctuations in revenues. If the Company failed to meet expectations by shareholders, analysts or others as to products sales anticipated in any particular quarter, the market price of the Company's stock may significantly decrease.

Product Implementation

The Company recognizes a portion of its revenue from product sales upon implementation of its software, and the timing of product implementation could cause significant variability in product license revenues and operating results for any particular period.

New Business Model

In accordance with its restructuring efforts previously described, the Company is currently transitioning its business and realigning its strategic focus towards a new core market, network software and services. Internal changes resulting from the business restructuring announced during 2001 and 2002 are substantially complete, but many factors may negatively impact the Company's ability to implement its strategic focus, including the ability or possible inability to manage the implementation and development of its new network product and service business, sustain the productivity of Forgent's workforce and retain key employees, manage operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring. The Company may be required by market conditions and other factors to undertake additional restructuring efforts in the future. Forgent's business, results of operations or financial condition could be materially adversely affected if it is unable to manage the implementation and development of its new business strategy, sustain the productivity of its workforce and retain key employees, manage its operating expenses or quickly respond to and recover from unforeseen events associated with any future restructuring efforts.

Limited Operating History

Despite being founded in 1985, Forgent has a limited operating history because of the Company's recent transition to a network software and services company. As a result of its limited operating history, Forgent cannot forecast revenue and operating expenses based on historical results. The Company's ability to forecast accurately quarterly revenue is limited because Forgent's software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. The Company's business, operating results and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

Competition and New Entrants

The Company may encounter new entrants or competition from competitors in some or all aspects of its business. The Company competes on the basis of price, technology availability, performance, quality, reliability, service and support. The Company believes that its experience and business model creates a competitive advantage over its competitors. However, there can be no assurance that the Company will be able to maintain this advantage. Many of the Company's current and possibly future competitors have greater resources than the Company and therefore, may be able to compete more effectively on price and other terms.

Software Marketing and Sales

Forgent's network software product was introduced in the fall of 2001, and as such, it has limited market awareness and, to date, limited sales. The Company's future success will be dependent in significant part on its ability to generate demand for its network software products and services. To this end, Forgent's direct and indirect sales operations must increase market awareness of its products to generate increased revenue. The Company's products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. All new hires will require training and will take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

Network Software and Services Development

Forgent expects that its future financial performance will depend significantly on revenue from existing and future enterprise software products and the related tools that the Company plans to develop, which is subject to significant risks. There are significant risks inherent in a new product introduction, such as its existing VNP and GSS software products. Market acceptance of these and future products will depend on continued market development for collaboration management. Forgent cannot be certain that its existing or future products offerings will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If the Company's products do not meet customer needs or expectations, for whatever reason, the Company's sales would be adversely affected and further, upgrading or enhancing the product could be costly and time consuming.

License Program

The Company's intellectual property licensing revenues are difficult to predict. The Company's licensing program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program, and other risks that could adversely affect the Company's licensing program. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. If the Company fails to meet the expectations of public market analysts or investors, the market price of Forgent's common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the inability of licensees to pay our license and other fees, a decline in the demand for the Company's patented technology, higher than expected operating expenses, and license delays due to legal and other factors.

Patents and Trademarks

The Company's success and ability to compete are substantially dependent on its proprietary technology and trademarks. The Company seeks to protect these assets through a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and enforcement of these rights may be time consuming and expensive. Furthermore, despite best efforts, the Company may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Also, competitors may independently develop similar, but not infringing, technology, duplicate products, or design around the Company's patents or other intellectual property.

The Company's patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide Forgent with any competitive advantage or may be challenged by third parties. If challenged, patents might not be upheld or claims could be narrowed. Any litigation surrounding the Company's rights could force Forgent to divert important financial and other resources away from business operations

Acquisition Integration

The Company has made, and may continue to evaluate and make, strategic acquisitions in public and privately held technology companies. Because some of these companies may be early-stage ventures with either unproven business models, products that are not yet fully developed or products that have not yet achieved market acceptance, these transactions are inherently risky. Many factors outside of the Company's control determine whether or not the Company's investments will be successful. Such factors include the ability of a company to obtain additional private equity financing, to access the public capital markets, to effect a sale or merger, or to achieve commercial success with its products or services. Accordingly, there can be no assurances that any of the Company's investments will be successful or that the Company will be able to recover the amount invested.

Divestiture Transactions

As a result Forgent's transition to a network software and services company, it has substantially completed a program to divest certain non-core assets, including a videoconferencing endpoint manufacturing business as well as other related businesses. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing markets. In addition, the Company continues to evaluate the profitability realized or likely to be realized by our existing businesses and operations, and Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on Forgent's business, financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

    Forgent's interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company's investments, Forgent does not consider these risks to be significant. The Company previously invested in Accord Networks ("Accord") an Israeli-based manufacturer of networking equipment. In June of 2000, Accord filed an initial public offering on the NASDAQ stock exchange in which the Company was apportioned 1.3 million shares. In February 2001, Accord was acquired by Polycom and Forgent's investment in Accord converted to 399,000 shares of Polycom. The Company sold 246,000 shares and then entered into a cash flow hedge to ensure a minimum level of cash flow from the 153,000 remaining shares. These hedges settled in July and October 2001, resulting in net cash flows of $1.8 and $1.8 million, respectively.

FOREIGN EXCHANGE RISK

    Forgent's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company historically utilized forward contracts to hedge its foreign currency exposure on firm commitments. The principal currencies hedged during fiscal years 2000 and 2001 were the Euro and Australian dollar. The amount of unrealized gain or (loss) related to these contracts was $38,000 in fiscal 2000 and $0 for fiscal years 2001 and 2002. As of July 31, 2001 and 2002 the Company held no foreign currency contracts. Due to the Company's reduction in international offices and related reduction in foreign exchange risks, Forgent does not anticipate any additional foreign currency hedges.

                          INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----
Reports of Independent Auditors ...........................................     23
Financial Statements:
  Consolidated Balance Sheets as of July 31, 2001 and
     2002 .................................................................     24
  Consolidated Statements of Operations for the years ended
     July 31, 2000, 2001 and 2002 .........................................     25
  Consolidated  Statements  of Changes in  Stockholders' Equity
     for the years ended July 31, 2000, 2001 and 2002 .....................     26
  Consolidated  Statements  of Cash  Flows for the years ended July
     31, 2000, 2001 and 2002 ..............................................     27
  Notes to Consolidated Financial Statements ..............................     28
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts ........................     49

    Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Forgent Networks, Inc. (f.k.a. VTEL Corporation)

    We have audited the accompanying consolidated balance sheets of Forgent Networks, Inc. as of July 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forgent Networks, Inc. at July 31, 2001 and 2002 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Austin, Texas
September 13, 2002

                             FORGENT NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            JULY 31,
                                                                    ------------------------
                                                                       2001          2002
                                                                    ----------    ----------
                  ASSETS

Current assets:
  Cash and equivalents ..........................................   $   15,848    $   17,237
  Short-term investments ........................................        6,128         2,715
  Accounts receivable, net of allowance for doubtful
     accounts of $1,089 and $815 at July 31, 2001 and July
     31, 2002, respectively .....................................       13,770         5,390
  Notes receivable, net of reserve of $121 and $967 at
      July 31, 2001 and July 31, 2002, respectively .............           50           189
  Inventories ...................................................          454           563
  Prepaid expenses and other current assets .....................        1,355           609
                                                                    ----------    ----------
       Total current assets .....................................       37,605        26,703
Property and equipment, net .....................................        9,500         5,734
Intangible assets, net ..........................................       10,617        15,833
Capitalized software ............................................        2,998         3,537
Other assets ....................................................          616           415
Net assets from discontinued operations .........................        8,004            --
                                                                    ----------    ----------
                                                                    $   69,340    $   52,222
                                                                    ==========    ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................   $    9,594    $    5,687
  Accrued compensation and benefits .............................        3,636         1,264
  Other accrued liabilities .....................................        2,652         2,049
  Notes payable, current portion ................................           --           899
  Deferred revenue ..............................................        8,802         7,047
                                                                    ----------    ----------
       Total current liabilities ................................       24,684        16,946
Long-term liabilities:
  Other long-term obligations ...................................        3,034         2,998
                                                                    ----------    ----------
       Total long-term liabilities ..............................        3,034         2,998

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 authorized; none
     issued or outstanding ......................................           --            --
  Common stock, $.01 par value; 40,000 authorized; 24,976
     and 25,755 shares issued, 24,889 and 24,880 shares
     outstanding at July 31, 2001 and July 31, 2002,
     respectively ...............................................          249           257
  Treasury stock, 87 and 875 issued at July 31, 2001 and
      July 31, 2002 .............................................         (108)       (2,857)
  Additional paid-in capital ....................................      261,713       263,334
  Accumulated deficit ...........................................     (221,908)     (228,011)
  Unearned compensation .........................................           --          (227)
  Accumulated other comprehensive income ........................        1,676          (218)
                                                                    ----------    ----------
       Total stockholders' equity ...............................       41,622        32,278
                                                                    ----------    ----------
                                                                    $   69,340    $   52,222
                                                                    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements

                             FORGENT NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED JULY 31,
                                                                    --------------------------------
                                                                      2000        2001        2002
                                                                    --------    --------    --------
REVENUES:
  Network software & services ...................................   $     --    $     --    $  2,236
  Technology licensing ..........................................         --          --      31,150
  Service and other .............................................     27,217      26,912      25,206
                                                                    --------    --------    --------
       Total revenues ...........................................     27,217      26,912      58,592

COST OF SALES:
  Network software & services ...................................         --          --       1,676
  Technology licensing ..........................................         --          --      14,675
  Service and other .............................................     18,697      19,913      15,438
                                                                    --------    --------    --------
       Total cost of sales ......................................     18,697      19,913      31,789

GROSS MARGIN ....................................................      8,520       6,999      26,803

OPERATING EXPENSES:
  Selling, general and administrative ...........................     12,324      16,531      11,435
  Research and development ......................................      8,456       7,439       3,210
  Impairment of long-lived assets ...............................      7,361       1,147       4,444
  Amortization of intangible assets .............................      1,824       1,101          --
  Restructuring expense .........................................         --          --         818
                                                                    --------    --------    --------
       Total operating expenses .................................     29,965      26,218      19,907

(LOSS) INCOME FROM OPERATIONS ...................................    (21,445)    (19,219)      6,896

OTHER INCOME (EXPENSES):
  Interest income ...............................................      1,186       1,222         338
  Non-recurring events ..........................................     44,501          --          --
  Gain on investment ............................................         --       6,514       1,670
  Loss on disposal of assets ....................................         --      (1,453)         --
  Interest expense and other ....................................     (1,431)        222         206
                                                                    --------    --------    --------
       Total other income (expenses) ............................     44,256       6,505       2,214

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES ...     22,811     (12,714)      9,110
(Provision) benefit for income taxes ............................       (613)        304         177
                                                                    --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS ........................     22,198     (12,410)      9,287

Loss from discontinued operations, net of income taxes ..........    (19,901)    (19,010)    (15,135)
Loss on disposal, net of income taxes ...........................         --      (1,120)       (255)
                                                                    --------    --------    --------
LOSS FROM DISCONTINUED OPERATIONS ...............................    (19,901)    (20,130)    (15,390)

NET INCOME (LOSS) ...............................................   $  2,297    $(32,540)   $ (6,103)
                                                                    --------    --------    --------

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations ........................   $   0.90    $  (0.50)   $   0.37
Income (loss) from discontinued operations ......................   $  (0.81)   $  (0.81)   $  (0.62)
Net income (loss) ...............................................   $   0.09    $  (1.31)   $  (0.25)

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations ........................   $   0.89    $  (0.50)   $   0.36
Income (loss) from discontinued operations ......................   $  (0.80)   $  (0.81)   $  (0.60)
Net income (loss) ...............................................   $   0.09    $  (1.31)   $  (0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .........................................................     24,530      24,878      24,814
  Diluted .......................................................     25,044      24,878      25,559

        The accompanying notes are an integral part of these consolidated financial statements

                             FORGENT NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                            COMMON STOCK
                                        -------------------                                                       ACCUMULATED
                                         NUMBER OF           ADDITIONAL                                              OTHER
                                          SHARES              PAID-IN     TREASURY   ACCUMULATED     UNEARNED     COMPREHENSIVE
                                        OUTSTANDING  AMOUNT   CAPITAL      STOCK      DEFICIT     COMPENSATION   INCOME (LOSS)
                                        -----------  ------  ----------   --------   -----------   ------------   -------------
BALANCE AT JULY 31, 1999 ...............     24,423  $  244  $  260,057              $  (191,665)  $       (535)  $         (82)
  Proceeds from stock issued under
    employee plans .....................        592       6       2,234
  Receipts from stock subscriptions
    Receivable .........................                                                                    150
  Forfeiture of stock held in escrow ...       (150)     (2)       (324)
  Amortization of unearned
    Compensation .......................                                                                    126
  Forfeiture of unearned compensation ..        (18)               (255)                                    255
Net income .............................                                                   2,297
Change in unrealized gain/loss on
  available-for-sale securities ........                                                                                 10,003
Foreign currency translation
  Adjustment ...........................                                                                                    152
  Comprehensive Income .................
                                          ---------  ------  ----------   --------   -----------   ------------   -------------
BALANCE AT JULY 31, 2000 ...............     24,847     248     261,712                 (189,368)            (4)         10,073
  Proceeds from stock issued under
    employee plans .....................        131       1         174
  Purchase of Treasury Stock ...........        (87)                          (108)
  Net shares received in settlement ....         (2)               (173)
  Amortization of unearned
    Compensation .......................                                                                      4
Net income .............................                                                 (32,540)
Change in unrealized gain/loss on
  available-for-sale securities ........                                                                                 (8,462)
Foreign currency translation
  Adjustment ...........................                                                                                     65
  Comprehensive Income .................
                                          ---------  ------  ----------   --------   -----------   ------------   -------------
BALANCE AT JULY 31, 2001 ...............     24,889     249     261,713       (108)     (221,908)            --           1,676
  Proceeds from stock issued under
    employee plans .....................        779       8       1,288
  Purchase of Treasury Stock ...........       (788)                        (2,749)
   Issuance of restricted stock to
     employees and consultants .........                            333                                    (333)
  Amortization of unearned
    Compensation .......................                                                                    106
  Net loss .............................                                                  (6,103)
Change in unrealized gain/loss on
  available-for-sale securities ........                                                                                 (1,541)
Foreign currency translation
  Adjustment ...........................                                                                                   (353)
Comprehensive Income ...................
                                          ---------  ------  ----------   --------   -----------   ------------   -------------
BALANCE AT JULY 31, 2002 ...............     24,880  $  257  $  263,334     (2,857)  $  (228,011)  $       (227)  $        (218)
                                          =========  ======  ==========   ========   ===========   ============   =============



                                              TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                          -------------
BALANCE AT JULY 31, 1999 ...............  $      68,019
  Proceeds from stock issued under
    employee plans .....................          2,240
  Receipts from stock subscriptions
    Receivable .........................            150
  Forfeiture of stock held in escrow ...           (326)
  Amortization of unearned
    Compensation .......................            126
  Forfeiture of unearned compensation ..             --
Net income .............................             --
Change in unrealized gain/loss on
  available-for-sale securities ........             --
Foreign currency translation
  Adjustment ...........................             --
  Comprehensive Income .................         12,452
                                          -------------
BALANCE AT JULY 31, 2000 ...............         82,661
  Proceeds from stock issued under
    employee plans .....................            175
  Purchase of Treasury Stock ...........           (108)
  Net shares received in settlement ....           (173)
  Amortization of unearned
    Compensation .......................              4
Net income .............................             --
Change in unrealized gain/loss on
  available-for-sale securities ........
Foreign currency translation
  Adjustment ...........................
  Comprehensive Income .................        (40,937)
                                          -------------
BALANCE AT JULY 31, 2001 ...............         41,622
  Proceeds from stock issued under
    employee plans .....................          1,296
  Purchase of Treasury Stock ...........         (2,749)
   Issuance of restricted stock to
     employees and consultants .........              0
  Amortization of unearned
    Compensation .......................            106
  Net loss .............................
Change in unrealized gain/loss on
  available-for-sale securities ........
Foreign currency translation
  Adjustment ...........................
Comprehensive Income ...................         (7,997)
                                          -------------
BALANCE AT JULY 31, 2002 ...............  $      32,278
                                          =============

        The accompanying notes are an integral part of these consolidated financial statements.

                             FORGENT NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                         FOR THE YEARS ENDED JULY 31,
                                                                    --------------------------------------
                                                                       2000          2001          2002
                                                                    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations ..................   $   22,198    $  (12,410)   $    9,287
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used  in) operating
    activities:
    Depreciation and amortization ...............................        9,721         8,624         4,571
    Impairment of long-lived assets .............................        7,361            --         4,444
    Amortization of unearned compensation .......................          126             4           106
    Foreign currency translation loss ...........................          267            46           319
    Loss on sale of fixed assets ................................          271         2,600           133
    Changes in operating assets and liabilities:
      Accounts receivable .......................................       14,923         9,548         7,121
      Inventories ...............................................           --          (455)         (792)
      Prepaid expenses and other current assets .................          410           448           626
      Accounts payable ..........................................       (3,418)       (5,364)       (4,316)
      Accrued expenses and other long term obligations ..........          551        (2,535)       (4,761)
      Deferred revenue ..........................................        1,045        (4,009)       (2,023)
                                                                    ----------    ----------    ----------
      Net cash provided by (used in) operating activities .......       53,455        (3,503)       14,715
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ...........................     (199,748)      (98,510)       (3,180)
  Sales and maturities of short-term investments ................      175,048       123,663         5,052
  Purchases of property and equipment ...........................       (3,888)       (2,763)       (1,135)
  Sales of property and equipment ...............................           --            56            82
  Collection (issuance) of notes receivable .....................           84           (16)          243
  Increase in capitalized software ..............................       (3,945)         (617)       (3,471)
  Decrease (increase) in other assets ...........................          132            81        (5,273)
                                                                    ----------    ----------    ----------
      Net cash (used in) provided by investing activities .......      (32,317)       21,894        (7,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock ...........................        2,240           175         1,288
  Purchase of treasury stock ....................................           --          (108)       (2,741)
  Payments on line of credit agreements .........................      (11,200)           --            --
  Payments on notes payable .....................................       (2,178)       (1,500)         (787)
  Proceeds from notes payable ...................................           --           852         1,353
  Receipts from stock subscription receivable ...................          150            --            --
                                                                    ----------    ----------    ----------
      Net cash used in financing activities .....................      (10,988)         (581)         (887)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Net cash used in discontinued operations ......................      (10,972)       (8,849)       (4,086)
Effect of translation exchange rates on cash ....................         (115)           19          (671)
                                                                    ----------    ----------    ----------
Net (decrease) increase in cash and equivalents .................         (937)        8,980         1,389
Cash and equivalents at beginning of period .....................        7,805         6,868        15,848
                                                                    ----------    ----------    ----------
Cash and equivalents at end of period ...........................   $    6,868    $   15,848    $   17,237
                                                                    ==========    ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid .................................................   $      954    $      134    $      144
  Income taxes paid .............................................          434           129            --
  Income taxes refunded .........................................           --            --           177
  Notes payable issued for acquired asset .......................           --            --           700
  Issuance of restricted stock to employees and consultants .....           --            --           333
  Net shares received in settlement .............................           --          (173)           --
  Mark to market of investments .................................                      8,461         1,541

        The accompanying notes are an integral part of these consolidated financial statements

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

1. THE COMPANY

    Forgent Networks, Inc. (Forgent, or the Company,) is a provider of enterprise software and services that enable organizations to collaborate effectively and efficiently, to expedite decision making, and to streamline operations. Forgent's software manages the essential elements of collaboration: people, resources, and technology, and provides one-stop scheduling of all resources necessary for complex conference automation and management of communication networks. With a 20-year history of video communications experiences, Forgent develops neutral network management software for rich media networks and also offers a full spectrum of top-rated services to the visual communications industry, regardless of brand, to make collaboration easy, reliable and effective. Forgent's services and software are designed to improve industry-wide multi-vendor platform interoperability as well as to improve video network management and reliability standards throughout the industry.

    On August 23, 2000, the Company announced a new business charter that shifted its core business model from the manufacture of videoconferencing endpoints to a provider of enterprise software and services for visually enabling broadband networks. The Company's vast experience in the industry indicated that videoconferencing would not reach the broad-based market appeal necessary for overall growth through the production of videoconferencing endpoints alone. Therefore, the Company planned to leverage its professional services and software expertise in the deployment and management of videoconferencing endpoints by continuing to actively market its ability to integrate, install and service a wide offering of third-party products, including the products of companies that were traditional competitors when the focus was hardware. Subsequently, management decided to solely focus its efforts on its Solutions business and to exit its Products business. Therefore, Forgent announced in May 2001 that the Company intended to sell its Products business unit and to rename the remaining Solutions business unit as Forgent Corporation, subject to the execution and consummation of a sale agreement and shareholder approval. The Company's shareholders approved the transaction during its 2001 annual meeting and the sale was finalized on January 23, 2002. The Company renamed its remaining business as Forgent Networks, Inc.

    Management believes it must provide network software products and solutions that support the vast amount of visual communication applications by improving the interoperability of all the components in a broadband video network, by expanding the Company's current interoperability labs to create a center of excellence for standards testing and integration and by developing and introducing enterprise videoconferencing software that provides a high level of manageability, reliability and ease-of-use for existing and new enterprise systems. Furthermore, the development and expansion of Forgent's network consulting and professional services will contribute in transforming the majority of its revenue base from endpoint products to a software and solutions centric provider. Management believes the Company's refocus of its efforts and resources will provide the greatest opportunity for long-term success for Forgent and its shareholders.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the provisions for doubtful accounts receivable and notes receivable, inventory reserve for potentially excess or obsolete inventory, the valuation allowance for the gross deferred tax asset, contingency reserves, lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets, the loss from discontinued operations, and the loss from its lease impairment. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

REVENUE RECOGNITION

    In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, service delivery has occurred, fee is fixed or determinable, and collectibility is probable.

    In accordance with Statement of Position 97-2, "Software Revenue Recognition," software and product revenues are recognized when the software or product is shipped and invoiced. When a sale contains both delivered and deferred elements, the Company utilizes vendor-specific objective evidence to allocate the sale price first to deferred elements and then the residual value is allocated to the delivered elements.

    Service revenues are recorded at the time the services are rendered.

    Integration revenues are recognized after the customized systems are tested, installed, and the Company has no significant further obligations to the customer.

    Revenues for maintenance agreements are recorded ratably over the contract period. Customer prepayments are deferred until services have been rendered and there are no significant further obligations to the customer.

    Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of goods sold.

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


SOFTWARE DEVELOPMENT COSTS

    Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Amortization of capitalized software begins upon initial product shipment. Software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method.

    The Company capitalized internal software development costs of $3,945, $617, and $3,471 for the years ended July 31, 2000, 2001, and 2002, respectively. No amortization of such costs was recorded for the years ended July 31, 2000, and 2001, respectively. Amortization of capitalized software development costs for the year ended July 31, 2002 was $552.

    During the year ended July 31, 2000, management made the decision to discontinue further development efforts and abandoned certain projects previously capitalized. The resulting charge of $5,120 was included in the write-down of impaired assets during the year ended July 31, 2000 (see Note 7).

CASH AND EQUIVALENTS

    Cash and equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased. As of July 31, 2002, the Company holds $683 in certificates of deposit to secure its note payable to Silicon Valley Bank and one capital lease.


SHORT-TERM INVESTMENTS

    Short-term investments are carried at market value. Short-term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities, commercial paper, and equity securities, and all mature within one year of July 31, 2001 and 2002. The carrying amounts of the Company's short-term investments at July 31, 2001 and 2002 are as follows:

                                      2001              2002
                                 ---------------   ---------------
                                          MARKET            MARKET
                                  COST     VALUE    COST     VALUE
                                 ------   ------   ------   ------
Corporate obligations ........   $4,445   $4,445   $  722   $  722
Equity securities ............      142    1,683       --       --
Other ........................       --       --    1,993    1,993
                                 ------   ------   ------   ------
                                 $4,587   $6,128   $2,715   $2,715
                                 ======   ======   ======   ======

    The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 2001 and 2002, all investment securities are classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


recording realized gains and losses as part of other income and expense on the Consolidated Statements of Operations. Gross unrealized gains on available-for-sale securities were $1.5 million at July 31, 2001. As of July 31, 2002, the Company did not have any unrealized gains or losses on available-for-sale securities. The Company realized $6.5 million and $1.7 million in gains during the year ended July 31, 2001 and July 31, 2002, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems, and engineering, and is therefore recorded at manufactured cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which range from two to eight years, over the lease term, or over the life of the improvement of the respective assets, as applicable. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic lives of property and equipment and makes adjustments according to the latest information available.

INTANGIBLE ASSETS

    Intangible assets include the goodwill that resulted from various acquisitions by the Company (see Note 4). Amortization periods for the intangible assets associated with these acquisitions range from 8 to 15 years for the fiscal years ending July 31, 2000 and July 31, 2001. Accumulated amortization was $5.2 and $6.2 million at July 31, 2000 and 2001, respectively.

    Effective August 1, 2001, the Company chose early adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses are reflected in operating income from continuing operations on the Consolidated Statement of Operations. Upon adoption of SFAS No. 142, the Company did not record any goodwill amortization expenses during the year ended July 31, 2002. Additionally, as a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the year ended July 31, 2002.

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

    In order to manage the Company's exposure to foreign currency exchange rate fluctuations related to the European Euro and the Australian Dollar, management utilized forward currency exchange contracts. Since these forward contracts were used to hedge foreign currency exposures, the net cash amounts paid or received on the contracts were accrued and recognized as an adjustment to currency translation adjustments in the statement of operations. Management ceased utilizing forward currency exchange contracts effective July 31, 2001.

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

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


CONCENTRATION OF CREDIT RISK

    The Company sells its services to various companies across several industries, including third-party resellers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secured transactions when deemed necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's foreign currency forward contracts at July 31, 2000 was based on quoted market rates. As of July 31, 2001 the Company discontinued using foreign currency contracts. The carrying amount of short-term investments and notes payable approximates fair value because of the short maturity and nature of these instruments. The Company places its cash investment in quality financial instruments and limits the amount invested in any one institution or in any type of instrument. The Company has not experienced any significant losses on its investments.

LONG-LIVED ASSETS

    The Company evaluates its long-lived assets and intangibles based on guidance provided by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of (see Note 7).

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

    The Company records unearned compensation related to equity instruments that are issued at prices which are below the fair market value of the underlying stock on the measurement date. Such unearned compensation is amortized ratably over the vesting period of the related equity instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

    On August 31, 2000 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the Consolidated Balance Sheet with changes in fair value recorded in the Consolidated Statement of Operations.

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

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


items in cash flow hedges are regularly evaluated to assess that they continue to be probable of occurring, and if the forecasted transactions are no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently.

    During fiscal 2001 the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. The changes in these contracts are reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. These hedges were recorded at fair value on the Consolidated Balance Sheet, under the caption short-term investments as of July 31, 2001. During the first quarter of fiscal year 2002, the remaining 77 shares of Polycom were sold under a cash flow hedge and $1.7 million was reclassed from other comprehensive income to earnings.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Since the standard recognizes goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are evaluated at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives, but without constraint of an arbitrary ceiling. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses are reflected in operating income from continuing operations on the Consolidated Statement of Operations. Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, and therefore did not record any goodwill amortization expenses during the year ended July 31, 2002. As a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the year ended July 31, 2002. The Company's goodwill, net of accumulated amortization, was $10.6 million and $15.8 million at July 31, 2001 and July 31, 2002, respectively.

    As required by SFAS No. 142, the results for the prior years have not been restated. A reconciliation of the previously reported net loss and earnings per share for the years ended July 31, 2000, 2001, and 2002 as if SFAS No. 142 had been adopted is presented as follows:

                                                   2000         2001          2002
                                                ----------   ----------    ----------
Reported net income (loss) ..................   $    2,297   $  (32,540)   $   (6,103)
Add back goodwill amortization ..............        1,824        1,101            --
                                                ----------   ----------    ----------
Adjusted net income (loss) ..................   $    4,121   $  (31,439)   $   (6,103)
                                                ==========   ==========    ==========

Basic earnings per share:
As reported .................................   $     0.09   $    (1.31)   $    (0.25)
Goodwill amortization .......................         0.07         0.04            --
                                                ----------   ----------    ----------
Adjusted earnings per share .................   $     0.16   $    (1.27)   $    (0.25)
                                                ==========   ==========    ==========
Diluted earnings per share:
As reported .................................   $     0.09   $    (1.31)   $    (0.24)
Goodwill amortization .......................         0.07         0.04            --
                                                ----------   ----------    ----------
Adjusted earnings per share .................   $     0.16   $    (1.27)   $    (0.24)
                                                ==========   ==========    ==========


    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as well as the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. The provisions of SFAS No. 144 will be effective for the Company's fiscal year beginning August 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of this statement for any restructuring activities initiated after December 31, 2002.

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


3. RESTRUCTURING ACTIVITIES

    In August 2001, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring. As of July 31, 2002, all of the involuntary termination benefits had been paid.

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

4. DISCONTINUED OPERATIONS

    In April 2002, Forgent sold inventory and certain other assets related to its integration business to SPL Integrated Solutions ("SPL"), a leading nationwide integrator that designs and installs large-display videoconferencing systems and fully integrated multimedia systems for corporations, educational institutions and government agencies. SPL currently provides all of the integration services for Forgent and Forgent became the exclusive service provider for SPL, thus allowing each company to strengthen and to significantly expand its individual core services while complementing each others' product offerings. As a result of the sale, Forgent received $150 in cash and a $282 note receivable from SPL. SPL absorbed 15 members of Forgent's Professional Services Integration team and re-located to Forgent's facility in King of Prussia, Pennsylvania, where the combined team of engineers and technicians manage and execute the delivery of audio-video system integration and support. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third quarter of fiscal 2002. The sale allowed Forgent to focus its strengths and resources on growing its more profitable software and services business while still providing multimedia systems to its customers through SPL.

    On October 2, 2001, Forgent announced that it had signed a definitive sales agreement to sell the operations and certain assets of its Products business unit, including the VTEL name, in order to devote its energies and resources to the development of Forgent's services and software business. The Company's shareholders approved the transaction during its 2001 annual meeting and the sale was finalized on January 23, 2002. The sale of substantially all of the assets used in the Products business unit was made to VTEL Products Corporation ("VTEL"), a privately held company created by the former Vice-President of Manufacturing of the Products business unit and two other senior management members of the Products business unit. As a result, the Company received cash of $0.5 million, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for approximately $1.0 million, a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5.0 million and 1,045 shares of common stock, par value $0.01 per share, representing 19.9% of the new company's fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how, and information of the Company that was used in the daily operations of the Products business unit. Due to uncertainties regarding VTEL's future business, Forgent fully reserved its equity interest in VTEL. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement, and management is currently renegotiating the terms of the note. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5.9 million charge for the reserve of both notes from VTEL, which is presented with the losses from discontinued operations for the year ended July 31, 2002. However, management is continuing its efforts on collecting these outstanding notes receivables. Since the sale of the products business occurred several months after it was originally anticipated to close, and since the operations performed significantly worse than expected, an additional loss of $8.8 million was recorded to discontinued operations in fiscal 2002. As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL Products business unit to be $1.1 million. During the 2002 fiscal year, Forgent recorded an additional $0.2 million in expenses associated with the completion of the sale.

    As a result of the sales of the integration and products businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. The operating results of the integration and products businesses for the fiscal years ended July 31, 2000, 2001, and 2002 were as follows:

                                                                          2000           2001           2002
                                                                        -------        --------       --------
                 Revenues from unaffiliated customers ......            107,094         58,679         15,853
                 Loss from discontinued operations .........            (19,901)       (19,010)       (15,135)

    The net assets from discontinued operations presented on the Consolidated Balance Sheets were as follows:

                                                               2001                 2002
                                                            ----------           ----------
                       Current assets ............          $    7,247           $       --
                       Non-Current assets ........               1,123                   --
                       Current liabilities .......                (366)                  --
                                                            ----------           ----------
                                                            $    8,004           $       --
                                                            ==========           ==========

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


5. ACQUISITIONS

    As approved by each company's board of directors, Forgent acquired certain assets and liabilities of Global Scheduling Solutions, Inc., a global provider of enterprise conference room scheduling and resource management solutions, on June, 4, 2002. Forgent paid Global Scheduling Solutions, Inc. a combination of $4.0 million in cash, $0.7 million tied to certain future contingent "earn-out" payments and the assumption of certain liabilities. The contingent liability is recorded as part of the current notes payable on Forgent's consolidated balance sheet as of July 31, 2002 because management believes it is probable that this amount will be paid. The acquisition was accounted for as a purchase of assets. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $5.2 million have been recorded as goodwill. Results of acquired operations are included in our consolidated income statements for the period beginning June 4, 2002 through July 31, 2002. Forgent continues to market Global Scheduling Solutions, Inc.'s flagship product, Global Scheduling System, an industry leading web-based application that combines the management of large-scale meeting environments and all necessary resources and services while reducing the cost and time associated with such management. As a result of the acquisition, Forgent becomes the only vendor that can provide complete one-stop video network scheduling, launching, monitoring and management solution.

6. ASSET IMPAIRMENT

    Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with this technology was impaired during the year ended July 31, 2002.

    Due to the disposition of the Products business in fiscal 2002, the VTEL personnel relocated from Forgent's headquarters at 108 Wild Basin Road in Austin, Texas to VTEL's headquarters at 9208 Waterford Centre Blvd. in Austin, Texas. This relocation left a vacancy of approximately 52 thousand rentable square feet, or 38% of the total lease space. Additionally, Forgent had existing unoccupied space inventory due to the downsizing of the Company on account of the recent restructurings. In fiscal 2002, Forgent was able to sublease some of the vacated space, but was unable to fully sublease the space due to the economic downturn during the year. Therefore, management analyzed the future undiscounted cash flows related to the lease on the Wild Basin property and

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


determined the economic value of the lost sublease rental income. As a result, Forgent recorded a one-time $2.0 million impairment charge for the unleased space as of July 31, 2002. This non-cash impairment was reported as part of continuing operations on the consolidated statement of operations.

    During fiscal year 2001 management implemented a strategy to divest all non-core operations to focus on returning to profitability. Therefore, the Company folded its OnScreen24 subsidiary's operations back into the core business. OnScreen24 primarily operated from Forgent's property in Sunnyvale, California. During the third quarter of fiscal 2001, the Company sold its equity interest in the real estate lease for $500 and recorded a related $1.1 million impairment for the leasehold improvements at the Sunnyvale facility. The $1.1 million impairment in fiscal 2001 was all related to continuing operations.

    As a result of the new charter announced in August 2000, management reviewed certain long-lived assets including property, plant and equipment, goodwill and other intangible assets, and capitalized software, to evaluate the recoverability of these assets pursuant to Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The evaluation indicated that the future undiscounted cash flows related to certain long-lived assets were below the carrying value of the assets associated with their future operations. Further, the closure of certain foreign offices and the termination of the software capitalization projects resulted in the identification of only minimal future cash flows. During the fourth quarter of fiscal 2000, the Company adjusted the long-lived assets associated with its manufacturing operations and the long-lived assets related to the foreign operations and capitalized software. Management calculated the fair value for the long-lived assets based on anticipated future cash flows discounted at a rate commensurate with the risk involved, which resulted in a non-cash impairment charge of $14.1 million. This impairment loss was recorded on the consolidated statement of operations as follows:

                                       CONTINUING    DISCONTINUED      TOTAL
                                       OPERATIONS     OPERATIONS     IMPAIRMENT
                                      ------------   ------------   ------------
Capitalized Software ..............   $      5,120   $        664   $      5,784
Property, plant and equipment .....          1,909          3,983          5,892
Intangible Assets .................            332          1,908          2,240
Other .............................             --            156            156
                                      ------------   ------------   ------------
                                      $      7,361   $      6,711   $     14,072
                                      ============   ============   ============

The remaining useful lives of certain assets were shortened and thus, depreciation and amortization for these impaired assets will be higher in subsequent fiscal years.

7. SALE OF ACCOUNTS RECEIVABLE

    During fiscal 2002, the Company sold $9.3 million of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due primarily to an unanticipated significant drop in sales from discontinued operations and the remaining payments of outstanding payables related to the discontinued operations. Silicon Valley Bank purchased the assets for a fee of approximately 1.8% of the value of the accounts receivable sold and a one-time set-up fee of $13. The Company received proceeds from Silicon Valley Bank of $9.1 million.

    Under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which Forgent adopted as of January 31, 2002, a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets, and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfer of the accounts receivable as a sale of asset, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $178 for the year ended July 31, 2002.

8.  INVENTORIES

    Inventories consist of the following:

                                JULY 31,
                            ---------------
                             2001     2002
                            ------   ------
Raw materials ...........   $  454   $  253
Work-in-process .........       --       97
Finished goods ..........       --      194
Other ...................       --       19
                            ------   ------
                            $  454   $  563
                            ======   ======

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


    The inventory held as of July 31, 2002 and July 31, 2001 primarily represent third-party equipment to be sold to Forgent's customers through its Multi-Vendor Program ("MVP").

9. PROPERTY AND EQUIPMENT

    Property and equipment and related depreciable lives are composed of the following:

                                                                 JULY 31,
                                                          --------------------
                                                            2001        2002
                                                          --------    --------
Furniture, machinery and equipment, 2-8 years .........   $ 11,822    $  8,539
Internal support equipment, 2-4 years .................      1,140       1,157
Customer service assets, 2-5 years ....................      3,738       4,086
Leasehold improvements, lease term or life of the
  Improvement .........................................      5,340       3,597
                                                          --------    --------
                                                            22,040      17,379
Less accumulated depreciation .........................    (12,540)    (11,645)
                                                          --------    --------
                                                          $  9,500    $  5,734
                                                          ========    ========

    Capital leases of $1,140 and $519 for the years ended July 31, 2001 and 2002, respectively, are included in the "Leasehold improvements, lease term, or life of the improvement" amounts above. The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statement of Operations. Depreciation and amortization expense relating to property and equipment was approximately $4,060, $5,354 and $4,450 for the years ended July 31, 2000, 2001 and 2002, respectively.

10. NOTES PAYABLE

    Notes payable at July 31, 2002 consist of the following:

                                                            2001       2002
                                                          --------   --------
Note payable to Silicon Valley Bank in monthly
  installments through July 2005, bearing interest
  at prime plus 1.50% .................................   $     --   $    499
Note payable to Global Scheduling Solutions, Inc.
   subject to "earn-out" provisions through
   October 31, 2002, bearing no interest ..............         --        700
                                                          --------   --------
                                                                --      1,199
Less: current maturities ..............................         --       (899)
                                                          --------   --------
Long-term notes payable ...............................   $     --   $    300
                                                          ========   ========

The note payable to Silicon Valley Bank is secured by a certificate of deposit equal to the $499 balance due as of July 31, 2002.

11. LINE OF CREDIT

    In March 2000, the Company repaid the outstanding balance on its line of credit with a banking syndicate. At July 31, 2002, the Company did not have a line of credit in place and does not expect to obtain a new line of credit in fiscal 2003.

12. STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

    During fiscal 2001 and 2002, the Company repurchased 87 and 788 shares of its Common Stock for $108 and $2,741, respectively. These purchased shares remained in treasury as of the end of fiscal 2002. The repurchase of stock resulted in an increase in loss per share of $0.01 in fiscal 2001 and 2002.

STOCK SUBSCRIPTIONS RECEIVABLE

    During fiscal 1999, the Company loaned certain employees amounts to either purchase shares of the Company's stock on the open market, exercise options or participate in the employee stock purchase program. Receivables with recourse totaling $150 related to the exercise of options and the participation of the employee stock purchase program were classified as a reduction of additional paid-in capital at July 31, 1999 and were repaid during the year ended July 31, 2000.

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


STOCK AND STOCK OPTION PLANS

    Forgent has three stock option plans, the 1989 Stock Option Plan (the "1989 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1992 Director Stock Option Plan (the "1992 Plan"). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. Effective June 1999, the 1989 Plan expired whereby the Company can no longer grant options under the Plan; however, options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to non-employee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant. Total compensation expense recognized in the consolidated statement of operations for stock based awards was $126, $4 and 106 thousand for fiscal years ending July 31, 2000, 2001 and 2002.

    As of July 31, 2002 we had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options Outstanding                          3,701
Options available for future grant           1,756
                                           -------
Shares reserved                              5,457

    The Company applies APB No. 25 and related interpretations in accounting for its stock option plans for grants to employees. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices that are below the market price on the measurement date. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income (loss) per share would have been reflected by the following pro forma amounts for the years ended July 31, 2000, 2001 and 2002:

                                                             2000       2001       2002
                                                           --------   --------   --------
Net income (loss) .......................  As reported     $  2,297   $(32,540)  $ (6,103)
                                           Pro forma       $ (1,930)  $(35,471)  $ (7,767)
Basic net income (loss) per
  common share ..........................  As reported     $   0.09   $  (1.31)  $  (0.25)
                                           Pro forma       $  (0.08)  $  (1.43)  $  (0.31)
Diluted net income (loss) per
  common share ..........................  As reported     $   0.09   $  (1.31)  $  (0.24)
                                           Pro forma       $  (0.08)  $  (1.43)  $  (0.30)


    The pro forma effect on net income (loss) for 2000, 2001 and 2002 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants issued prior to 1996.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants the years ended July 31, 2000, 2001 and 2002:

                                    2000          2001          2002
                                 ----------    ----------    ----------
Dividend yield ...............           --            --            --
Expected volatility ..........        70.86%        73.57%        78.87%
Risk-free rate of return .....         6.13%         4.95%         4.00%
Expected life ................   7.36 years    7.41 years    5.84 years

    The following table summarizes activity under all Plans for the years ended July 31, 2000, 2001 and 2002.

                                                        2000                  2001                  2002
                                                -------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                           AVERAGE               AVERAGE               AVERAGE
                                                SHARES     EXERCISE   SHARES     EXERCISE   SHARES     EXERCISE
                                                (000'S)     PRICE     (000'S)     PRICE     (000'S)     PRICE
                                                -------    --------   -------    --------   -------    --------
Outstanding at the beginning of the
  Year ......................................     4,548    $   7.11     3,999    $   5.39     3,613    $   4.45
  Granted ...................................     1,436        4.47     1,527        1.29     2,637        3.28
  Exercised .................................      (437)       4.40        (3)       1.10      (593)       1.83
  Canceled ..................................    (1,548)       9.89    (1,910)       3.88    (1,956)       4.63
                                                -------               -------               -------
Outstanding at the end of the year ..........     3,999    $   5.39     3,613    $   4.45     3,701    $   3.94
                                                =======               =======               =======
Options exercisable at year end .............     3,945    $   5.41     3,563    $   4.47     3,644    $   3.95
                                                =======               =======               =======
Weighted average fair value of options
  granted during the year ...................              $   3.28              $   0.95              $   2.19

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


                                        OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           ---------------------------------------------   --------------------------
                                                WEIGHTED-      WEIGHTED-                    WEIGHTED-
                               NUMBER           AVERAGE         AVERAGE        NUMBER        AVERAGE
                           OUTSTANDING AT      REMAINING       EXERCISE    EXERCISABLE AT   EXERCISE
RANGE OF EXERCISE PRICES   JULY 31, 2002    CONTRACTUAL LIFE     PRICE     JULY 31, 2002      PRICE
------------------------   --------------   ----------------   ---------   --------------   ---------
    $ 0.88 -- $ 2.42                  786         8.63 years   $    1.37              780   $    1.37
      2.57 --   3.04                1,035               9.17        2.98            1,026        2.98
      3.10 --   4.00                  915               9.54        3.59              883        3.58
      4.01 --  13.36                  957               6.07        7.30              947        7.33
     20.56 --  20.56                    8               3.31       20.56                8       20.56
    ----------------       --------------   ----------------   ---------   --------------   ---------
    $ 0.88 -- $20.56                3,701               8.33   $    3.94            3,644   $    3.95
    ================       ==============   ================   =========   ==============   =========

    Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed. At July 31, 2002, options to purchase 1,336 shares were vested. At July 31, 2002, no unvested options had been exercised.

EMPLOYEE STOCK PURCHASE PLAN

    On April 29, 1993, Forgent adopted an Employee Stock Purchase Plan ("Employee Plan"), which enables all employees to acquire Forgent stock under the plan. The Employee Plan authorizes the issuance of up to 1,350 shares of Forgent's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or
(b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 155 shares, 103 shares, and 99 shares respectively, for the years ended July 31, 2000, 2001 and 2002.

RESTRICTED STOCK PLAN

    On December 17, 1998, the Company adopted a restricted stock plan (the "1998 Plan"). The 1998 Plan authorizes the issuance of up to one million shares of Forgent's Common Stock to be used to reward, incent and retain employees. During fiscal 2002 the Company issued 115 thousand shares under the 1998 plan with a weighted-average grant date fair market value of $2.64 and resulting in $85 thousand of expense during fiscal 2002. No shares were issued under the 1998 Plan in fiscal 2000 or 2001.

MODIFICATIONS TO OPTIONS

    On July 18, 2002, the Company modified the change of control agreements of certain officers of the Company. The original option agreements accelerated the vesting schedule of the officers' unvested options three months for every year of employment in the event of a change of control as defined in the plan. The modified agreements vest all unvested options upon a change of control, regardless of length of service. As of July 18, 2002, the potential charge related to this modification was approximately $591. As there is no pending or anticipated change of control event, the Company has not recognized a charge. In addition, the maximum severance allowed under the agreements was reduced from
1.8 times annual salary to 1.0 times annual salary.

13. DEFINED CONTRIBUTION PLAN

    The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $135 and $83 for the years ended July 31, 2002 and July 31, 2001, respectively and $176 for a portion of the year ended July 31, 2000. These contributions were recorded as expense in the consolidated statement of operations.

14. REVENUE CONCENTRATION

    53% of the Company's revenue was generated by one-time intellectual property license agreements with 2 companies. While the company does not anticipate any additional intellectual property revenue from these two companies, it continues to actively seek licenses with other users of its technology.

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


15. EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per common share for the years ended July 31, 2000, 2001 and 2002:

                                                             2000          2001          2002
                                                          ----------    ----------    ----------
Weighted average shares outstanding -- basic ...........      24,530        24,878        24,814
Effect of dilutive stock options .......................         514            --           745
                                                          ----------    ----------    ----------
Weighted average shares Outstanding -- diluted .........      25,044        24,878        25,559
                                                          ==========    ==========    ==========

Antidilutive securities ................................       2,576         3,613         1,508
                                                          ==========    ==========    ==========

Basic (loss) income earnings per share -- from
  continuing operations ................................  $     0.90    $    (0.50)   $     0.37
Basic (loss) income earnings per share -- from
  discontinued operations ..............................       (0.81)        (0.81)        (0.62)
                                                          ----------    ----------    ----------
Basic (loss) income earnings per share -- total ........        0.09         (1.31)        (0.25)
                                                          ==========    ==========    ==========

Diluted (loss) income earnings per share -- from
  continuing operations ................................  $     0.89    $    (0.50)   $     0.36
Diluted (loss) income earnings per share -- from
  discontinued operations ..............................        (.80)        (0.81)        (0.60)
                                                          ----------    ----------    ----------
Diluted (loss) income earnings per share -- total ......        0.09         (1.31)        (0.24)
                                                          ==========    ==========    ==========

16. FEDERAL INCOME TAXES

    The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 2000, 2001 and 2002:

                                  2000      2001      2002
                                 ------    ------    ------
Current:
  Federal ....................   $  416    $ (257)   $ (177)
  State ......................      197       (47)       --
                                 ------    ------    ------
       Total current .........      613      (304)     (177)
Deferred:
  Federal ....................       --        --        --
  State ......................       --        --        --
                                 ------    ------    ------
       Total deferred ........       --        --        --
                                 ------    ------    ------
                                 $  613    $ (304)   $ (177)
                                 ======    ======    ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at July 31, 2001 and 2002 are as follows:

                                                            2001        2002
                                                          --------    --------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards .....................  $ 51,628    $ 54,599
  Research and development credit carryforwards ........     5,802       6,089
  Reserve on investment ................................        --       2,208
  Minimum tax credit carryforwards .....................       286         110
  Inventory and warranty provisions ....................       651         164
  Charitable contributions .............................        56          52
  Compensation accruals ................................       415          39
  Deferred revenue .....................................       555         367
  Allowance for receivables ............................       272         239
  Impaired assets ......................................       246         668
  Other ................................................       105          --
                                                          --------    --------
                                                            60,016      64,535
DEFERRED TAX LIABILITIES:
  Capitalized software .................................        (9)     (1,499)
  Accumulated depreciation .............................    (1,055)     (1,895)
  Other ................................................        --        (111)
                                                          --------    --------
                                                            (1,064)     (3,505)
                                                          --------    --------
Net deferred tax assets ................................    58,952      61,030
Valuation allowance ....................................   (58,952)    (61,030)
                                                          --------    --------
                                                          $     --    $     --
                                                          ========    ========

    At July 31, 2001, the Company had federal net operating loss carryforwards of $147,566, research and development credit carryforwards of $6,089, and alternative minimum tax credit carryforwards of $110. The net operating loss and credit carryforwards will expire in varying amounts from 2003 through 2021, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiaries of $6,374 are available to offset future foreign taxable income.

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


    As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. Also, due to the uncertainty surrounding realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2000, 2001, and 2002. The valuation allowance increased by $2,078 during the year ended July 31, 2002.

    The Company's provision (benefit) for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2000, 2001 and 2002 primarily as a result of the following:

                                               2000        2001        2002
                                             --------    --------    --------
Computed at statutory rate................   $    989    $(11,167)   $ (2,221)
State  taxes, net of federal benefit......        130        (824)       (163)
Foreign losses not benefited..............      2,298         813         395
Permanent items...........................        134          93          21
R&D credit generated......................     (1,023)       (399)       (287)
Change in state tax rate..................     (3,313)         --          --
Change in valuation allowance.............      1,398      11,180       2,078
                                             --------    --------    --------
...........................................   $    613    $   (304)   $   (177)
                                             ========    ========    ========

17. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    Forgent leases computers, furniture, equipment, and office space under non-cancelable leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Additionally, the Company also has several capital leases for computer and office equipment.

    Future minimum lease payments under all operating and capital leases as of July 31, 2002 were as follows:

                 FISCAL YEAR ENDING:                      OPERATING     CAPITAL
                 -------------------                      ---------    ---------
2003 ..................................................   $   5,008    $     485
2004 ..................................................       4,418           39
2005 ..................................................       4,237            4
2006 ..................................................       4,076
2007 ..................................................       3,469
Thereafter ............................................      19,219
                                                          ---------    ---------
TOTAL .................................................   $  40,427    $     528
                                                          =========
Less amount representing interest .....................                      (57)
                                                                       ---------
Net present value of future minimum lease payments ....                      471
Less current portion of capital lease obligations .....                     (432)
                                                                       ---------
                                                                       $      39
                                                                       =========

    The current portion of the capital lease obligations is included in other accrued liabilities on the Consolidated Balance Sheet.

    Excluded from the minimum lease payments are the lease payments for the Company's former manufacturing facility in Austin, Texas. As part of the sale agreement of the Products business division, Forgent assigned this lease to the new company, VTEL Corporation, who assumed all obligations under the existing lease.

    Total rent expense under all operating leases for the years ended July 31, 2000, 2001 and 2002 was $7,983, $6,221, and $4,525, respectively. During the years ended July 31, 2000, 2001, and 2002, the Company received $785, $920, and $713 respectively, in rent income under sub-leasing arrangements. These amounts offset against rental expense in the consolidated statement of operations. At July 31, 2002, future minimum lease payments receivable under non-cancelable sub-lease arrangements totaled $1,131 for all future years.

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


CONTINGENCIES

    The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition, results of operation or cash flows.

18. NON-RECURRING EVENTS

    On March 3, 2000 the Company settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas, which the Company had previously initiated against five former employees who left the Company in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees paid $2.5 million in cash and delivered to the Company 301 shares of common stock of Polycom, Inc. in settlement of the claims asserted by the Company. These shares were sold during fiscal 2000 for $33.7 million, net of settlement costs. The parties agreed to dismiss all claims and counterclaims and third party claims in the lawsuit, ending the litigation. Separately, the Company voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

    On March 3, 2000, the Company granted non-exclusive licenses to Polycom, Inc. ("Polycom") to use three of its patented technologies, and Polycom paid a one time fee of $8.3 million as a fully paid up royalty in exchange for such license. In turn and without any payments by the Company, Polycom also granted the Company a non-exclusive sublicense to its rights under its license agreement with Brown University pertaining to its single camera tracking technology. Through this technology exchange, the parties have access to specified distinctive technologies of the other for use in their product offerings.

19. SEGMENT INFORMATION

    In the past, Forgent managed its business primarily along the lines of three reportable segments: Solutions, Products, and Internet Ventures. The Solutions segment provided a wide variety of maintenance, network consulting and support services to customers, and designs and installs custom integrated visual communication systems primarily in meetings spaces of large corporations. The Company focused on this core business line, and the Solutions segment evolved into Forgent Networks, Inc. In April 2002, the Company sold its integration business within this segment and thus accounted for it as discontinued operations in the consolidated financial statements. The Products segment designed, manufactured, and sold multi-media visual communication products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. As a result of the sale of the Products segment in January 2002, the Products business was also accounted for as discontinued operations in the consolidated financial statements. The Internet Ventures included OnScreen24(TM), which delivered and marketed visual communication tools for the Internet and ArticuLearn(TM), an e-learning portal provider for commercial and educational businesses that deliver learning content in a Web environment. OnScreen24's operations were folded back into the core businesses as of January 31, 2001 and ArticuLearn's operations were terminated as of June 30, 2001.

    As a result of the Company's new business strategy, the Company operates in 3 distinct segments: network software and services, technology licensing, and service and other. We have restated segment information for the fiscal years 2000 and 2001. The accounting policies of the segments are the same as those described in Note 2.

    The Company evaluates the performance as well as the financial results of its segments. The Company does not identify assets, capital expenditures, or operating income (loss) by reportable segments. Additionally, the Chief Executive Officer and Chief Financial Officer do not evaluate the business groups based on these criteria. Revenue and cost of sales for each of our reportable segments are disclosed in our Consolidated Statements of Operations. Goodwill associated with specific segments is as follows:

                                               FOR THE YEARS JULY 31,
                                             --------------------------
                                               2001              2002
                                             ---------         --------
Network software and services                $   1,664         $  6,894
Technology Licensing                                --               --
Service and Other                                8,953            8,939
                                             ---------         --------
Total                                        $  10,617         $ 15,833

                             FORGENT NETWORKS, INC.

        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)


    Revenue and long-lived assets related to operations in the United States and foreign countries for the three fiscal years ended July 31, 2002 are presented below. Revenues generated between foreign geographic locations have historically been insignificant.

                                                 FOR THE YEARS ENDED JULY 31,
                                                ------------------------------
                                                  2000       2001       2002
                                                --------   --------   --------
Revenue from unaffiliated customers:
  United States ..............................  $ 25,470   $ 25,502   $ 57,209
  Foreign ....................................     1,747      1,410      1,383
Long-lived assets at the end of year:
  United States ..............................  $ 31,318   $ 23,489   $ 25,519
  Foreign ....................................       756        242         --

20. QUARTERLY INFORMATION (UNAUDITED)

    The following tables contain selected unaudited consolidated statement of operations and earnings per share data for each quarter of fiscal year 2001 and 2002.

                                                             FOR THE THREE MONTHS ENDED
                                                ---------------------------------------------------
                                                 OCT. 31,      JAN. 31,     APRIL 30,     JULY 31,
                                                   2001          2002          2002         2002
                                                ----------    ----------    ----------   ----------

Total revenues, as reported ..................  $    8,466    $    8,644    $   22,317   $   21,589
Integration revenue - discontinued
operations in third fiscal quarter of 2002 ...      (1,798)         (626)
                                                ----------    ----------    ----------   ----------
Restated total revenues ......................  $    6,668    $    8,018    $   22,317   $   21,589
                                                ==========    ==========    ==========   ==========
Gross Margins from continuing
operations, as reported ......................  $    2,826    $    3,186    $   11,708   $    9,620
Integration margins - discontinued
operations in third fiscal quarter of 2002 ...        (494)          (43)
                                                ----------    ----------    ----------   ----------
Restated gross margins from
continuing operations ........................  $    2,332    $    3,143    $   11,708   $    9,620
                                                ==========    ==========    ==========   ==========
Gross margin from discontinued operations ....       3,671         1,175            21          (89)
                                                ==========    ==========    ==========   ==========
Net (loss) income ............................  $   (2,570)   $   (8,553)   $    2,481   $    2,537
                                                ==========    ==========    ==========   ==========
Basic loss per share .........................  $    (0.10)   $    (0.34)   $     0.10   $     0.10
                                                ==========    ==========    ==========   ==========
Diluted loss per share .......................  $    (0.10)   $    (0.34)   $     0.10   $     0.10
                                                ==========    ==========    ==========   ==========

                                                              FOR THE THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                 OCT. 31,      JAN. 31,      APRIL 30,     JULY 31,
                                                   2000          2001          2001          2001
                                                ----------    ----------    ----------    ----------
Total revenues, as reported ..................  $   10,445   $   10,170     $    7,253    $    6,493
Integration revenue - discontinued
operations in third fiscal quarter of 2002 ...      (3,825)      (3,624)
                                                ----------   ----------     ----------    ----------
Restated total revenues ......................  $    6,620   $    6,546     $    7,253    $    6,493
                                                ==========   ==========     ==========    ==========


Gross Margins from continuing
operations, as reported ......................  $    2,660    $    2,378    $    1,850    $    1,672
Integration margins - discontinued
operations in third fiscal quarter of 2002 ...        (786)         (775)
                                                ----------    ----------    ----------    ----------
Restated gross margins from
continuing operations ........................  $    1,874    $    1,603    $    1,850    $    1,672
                                                ==========    ==========    ==========    ==========
Gross margin from discontinued operations ....       5,369         4,852         3,388         4,029
                                                ==========    ==========    ==========    ==========
Net income (loss) ............................  $  (13,789)   $   (6,307)   $   (4,580)   $   (7,864)
                                                ==========    ==========    ==========    ==========
Basic (loss) income per share ................  $    (0.56)   $    (0.25)   $    (0.18)   $    (0.32)
                                                ==========    ==========    ==========    ==========
Diluted (loss) income per share ..............  $    (0.56)   $    (0.25)   $    (0.18)   $    (0.32)
                                                ==========    ==========    ==========    ==========

21. RELATED PARTY TRANSACTIONS

    In October 2000, the Company entered into an agreement with Strategic Management, Inc. ("SMI") to assist the Company in developing a plan to establish the Company's video conferencing business as an independent, self-sustaining unit, and to assist Forgent in assessing strategic alternatives for its products business unit as part of the Company's previously disclosed efforts to restructure its business around its video network software and services business. Pursuant to this engagement, the Company agreed to pay SMI an hourly rate for services rendered, up to a maximum of $60. If the products business unit was sold, the engagement also provided additional contingent compensation to SMI, equal to 7% of the consideration received by the Company, with a minimum fee of $750. Gary Trimm, a former director of the Company, is a principal and officer of SMI. The engagement was approved by the disinterested directors of the Company. During fiscal 2001, the Company paid $69 related to this agreement. With the assistance of SMI, Forgent completed the sale of its products division to VTEL Corporation ("VTEL") in January 2002. However, since payment to SMI is contingent upon receipt of payment from VTEL, VTEL defaulted on payments of its notes to Forgent, and there is uncertainty of collection of these notes, no liability was accrued as of July 31, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Election of Directors" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Executive Compensation" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" will be filed with the Company's Definitive Proxy Statement pursuant to Regulation 14A on or before November 28, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In accordance with paragraph G(3) of the General Instructions to the Annual Report on Form 10-K, the information contained under the caption "Certain Relationships and Transactions" will be filed with the Company's Definitive Proxy Statement pursuant to regulation 14A on or before November 28, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                             DOCUMENT DESCRIPTION

(a)(1)   --       The financial statements filed as part of this Report at Item
                  8 are listed in the Index to Financial Statements and
                  Financial Statement Schedules on page     of this Report

(a)(2)   --       The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and
                  Financial Statement Schedules on page     of this Report

(a)(3)   --       The following exhibits are filed with this Annual Report on
                  Form 10-K:

2.1      --       Agreement and Plan of Merger and Reorganization dated as of
                  January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI
                  (incorporated by reference to the Exhibit 99.1 of VTEL's
                  Report on Form 8-K dated January 6, 1997).

3.1      --       Fourth Amended Restated Certificate of Incorporation
                  (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30,
                  1993).

3.2      --       Amendment to Fourth Amended and Restated Certificate of
                  Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997).

3.3      --       Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration

                  Statement on Form S-1, File No. 33-45876, as amended).

3.4      --       Amendment to Bylaws of the Company as adopted by the Board of
                  Directors of the Company effective as of April 28, 1992
                  (incorporated by reference to Exhibit 19.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 1992).

3.5      --       Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996
                  (incorporated by reference to Exhibit 4.5 to the Company's
                  Current Report on Form 8-K dated July 10, 1996).

4.1      --       Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

4.2      --       Rights Agreement dated as of July 10, 1996 between VTEL
                  Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series
                  A Preferred Stock, $.01 par value, the form of Rights
                  Certificate, and the Summary of Rights to Purchase Series A
                  Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 10, 1996).

10.1     --       License Agreement, dated as of November 7, 1990, between
                  Universite de Sherbrooke, as Licenser, and the Company, as Licensee (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No.
                  33-45876, as amended).

10.2     --       VideoTelecom Corp. 1989 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.3     --       Form of VideoTelecom Corp. Nonqualified Stock Option Agreement
                  (incorporated by reference to Exhibit 10.16 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as amended).

10.4     --       Form of VideoTelecom Corp. Incentive Stock Option Agreement
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as amended).

10.5     --       Distributor Agreement dated January 8, 1990, between US WEST
                  Communications Services, Inc. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

10.6     --       Purchase Agreement effective October 1, 1990, between GTE
                  Service Corporation and the Company, as amended July 1, 1991
                  (incorporated by reference to Exhibit 10.19 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as amended).

10.7     --       Distribution Agreement, made and entered into November 1,
                  1991, by and between Microsoft Corporation and the Company
                  (incorporated by reference to Exhibit 10.22 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as amended).

10.8     --       VideoTelecom Corp. 1992 Director Stock Option Plan
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.9     --       VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-8, File No. 33-51822).

10.10    --       Lease agreement, executed by Waterford HP, Ltd. on June 14,
                  1994, as Landlord, and the Company, as Tenant, together with First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2, 1994, Second Amendment of Lease Agreement between Waterford
                  HP, Ltd., as Landlord, and the Company, as Tenant, dated
                  February 1, 1995, and Net Profits Agreement, executed between
                  Waterford HP, Ltd. on June 14, 1994 and the Company
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  1994 Annual Report on Form 10-K).

10.11    --       Subscription Agreement dated June 14, 1995 by and between VTEL
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

10.12    --       Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and
                  the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive
                  Proxy Statement).

10.13    --       The VTEL Corporation 1996 Stock Option Plan (the terms of
                  which are incorporated by reference to the Company's 1995
                  Definitive Proxy Statement).

10.14    --       Amendment to the VTEL Corporation 1996 Stock Option Plan (the
                  terms of which are incorporated by reference to the Company's
                  Joint Proxy Statement filed on April 24, 1997).

10.15    --       Compression Labs, Incorporated 1980 Stock Option Plan -- the
                  ISO Plan (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended
                  December 31, 1994).

10.16    --       Revised forms of Incentive Stock Option and Early Exercise
                  Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of Compression Labs, Inc. filed on June 6, 1994).

10.17    --       Consulting and separation agreement between Compression Labs,
                  Incorporated and John E. Tyson dated February 16, 1996
                  (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31,
                  1995).

10.18    --       Lease Agreement, dated January 30, 1998, between 2800
                  Industrial, Inc., Lessor and VTEL Corporation, Lessee
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended April
                  30, 1998).

10.19    --       First Amendment, dated March 11, 1998, to Lease Agreement
                  dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

10.20    --       The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company's 1998
                  Definitive Proxy Statement).

10.21    --       Loan and Security Agreement, dated May 5, 1999, between
                  Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and the Company, as Borrower.

10.22    --       Change-in-Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended
                  July 31, 1998)

10.22(a) --       Stephen L. Von Rump

10.22(b) --       Rodney S. Bond

10.22(c) --       Dennis M. Egan

10.22(d) --       Vinay Goel

10.22(e) --       Steve F. Keilen

10.22(f) --       F.H. (Dick) Moeller

10.22(g) --       Ly-Huong T. Pham

10.22(h) --       Michael J. Steigerwald

10.22(i) --       Bob R. Swem

10.22(j) --       Judy A. Wallace

10.23    --       Change-in Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended
                  January 31, 2000)

10.23(a) --       Brian C. Sullivan

10.23(b) --       Stephen Cox

10.23(c) --       Stephen Von Rump (amended)

21.1     --       List of Subsidiaries

23.1     --       Consent of Ernst & Young LLP

27.1     --       But filed electronically already

99.1     --       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     --       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

              None have been filed during the quarter ended July 31, 2002

(c)      See subitem 14(a)(3) above.

(d)      See subitem 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGENT NETWORKS, INC.

By    /s/ JAY C. PETERSON
  ---------------------------
        Jay C. Peterson
    Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       SIGNATURE                       TITLE                              DATE
       ---------                       -----                              ----
/s/ RICHARD N. SNYDER          Chief Executive Officer                  October 29, 2002
---------------------          Chairman of the Board
Richard N. Snyder              (Principal Executive Officer)


/s/ JAY C. PETERSON            Chief Financial Officer Vice             October 29, 2002
---------------------          President -- Finance and
Jay C. Peterson                Treasurer (Principal Financial
                               Officer and Principal Accounting
                               Officer)


/s/ KATHLEEN A. COTE           Director                                 October 29, 2002
---------------------
Kathleen A. Cote


/s/ JAMES H. WELLS             Director                                 October 29, 2002
---------------------
James H. Wells


/s/ LOU MAZZUCCHELLI           Director                                 October 29, 2002
---------------------
Lou Mazzuchelli

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Richard N. Snyder, Chief Executive Officer, of Forgent Networks, Inc. (the "Company), does hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 2002 (the "Report");

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Report; and

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report.


                                       /s/ RICHARD N. SNYDER
                                       -------------------------
                                       Richard N. Snyder
                                       Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jay C. Peterson, Chief Financial Officer, of Forgent Networks, Inc. (the "Company), does hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 2002 (the "Report");

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Report; and

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report.

                                       /s/ JAY C. PETERSON
                                       -------------------------
                                       Jay C. Peterson
                                       Chief Financial Officer

                             FORGENT NETWORKS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                                         PROVISION FOR   WRITE-OFF OF
                                           BALANCE AT      DOUBTFUL      UNCOLLECTIBLE    BALANCE AT
                                            BEGINNING      ACCOUNTS        ACCOUNTS         END OF
                                             OF YEAR      RECEIVABLE      RECEIVABLE         YEAR
                                           -----------   -------------   -------------    -----------
                                                                (IN THOUSANDS)
Accounts receivable --
  Allowances for Doubtful accounts
  Year ended July 31, 2000 .............   $     1,223   $         474   $        (809)   $       888
  Year ended July 31, 2001 .............           888             468            (267)         1,089
  Year ended July 31, 2002 .............         1,089           1,355          (1,629)           815

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DOCUMENT DESCRIPTION
-------                            --------------------
(a)(1)   --       The financial statements filed as part of this Report at Item
                  8 are listed in the Index to Financial Statements and
                  Financial Statement Schedules on page of this Report

(a)(2)   --       The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and
                  Financial Statement Schedules on page of this Report

(a)(3)   --       The following exhibits are filed with this Annual Report on
                  Form 10-K:

2.1      --       Agreement and Plan of Merger and Reorganization dated as of
                  January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI
                  (incorporated by reference to the Exhibit 99.1 of VTEL's
                  Report on Form 8-K dated January 6, 1997).

3.1      --       Fourth Amended Restated Certificate of Incorporation
                  (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30,
                  1993).

3.2      --       Amendment to Fourth Amended and Restated Certificate of
                  Incorporation, as filed on May 27, 1997 with the Secretary of
                  State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997).

3.3      --       Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

3.4      --       Amendment to Bylaws of the Company as adopted by the Board of
                  Directors of the Company effective as of April 28, 1992
                  (incorporated by reference to Exhibit 19.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 1992).

3.5      --       Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996
                  (incorporated by reference to Exhibit 4.5 to the Company's
                  Current Report on Form 8-K dated July 10, 1996).

4.1      --       Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

4.2      --       Rights Agreement dated as of July 10, 1996 between VTEL
                  Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series
                  A Preferred Stock, $.01 par value, the form of Rights
                  Certificate, and the Summary of Rights to Purchase Series A
                  Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 10, 1996).

10.1     --       License Agreement, dated as of November 7, 1990, between
                  Universite de Sherbrooke, as Licenser, and the Company, as
                  Licensee (incorporated by reference to Exhibit 10.5 to the
                  Company's Registration Statement on Form S-1, File No.
                  33-45876, as amended).

10.2     --       VideoTelecom Corp. 1989 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.3     --       Form of VideoTelecom Corp. Nonqualified Stock Option Agreement
                  (incorporated by reference to Exhibit 10.16 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.4     --       Form of VideoTelecom Corp. Incentive Stock Option Agreement
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.5     --       Distributor Agreement dated January 8, 1990, between US WEST
                  Communications Services, Inc. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

10.6     --       Purchase Agreement effective October 1, 1990, between GTE
                  Service Corporation and the Company, as amended July 1, 1991
                  (incorporated by reference to Exhibit 10.19 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.7     --       Distribution Agreement, made and entered into November 1,
                  1991, by and between Microsoft Corporation and the Company
                  (incorporated by reference to Exhibit 10.22 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.8     --       VideoTelecom Corp. 1992 Director Stock Option Plan
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.9     --       VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on
                  Form S-8, File No. 33-51822).

10.10    --       Lease agreement, executed by Waterford HP, Ltd. on June 14,
                  1994, as Landlord, and the Company, as Tenant, together with
                  First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2,
                  1994, Second Amendment of Lease Agreement between Waterford
                  HP, Ltd., as Landlord, and the Company, as Tenant, dated
                  February 1, 1995, and Net Profits Agreement, executed between
                  Waterford HP, Ltd. on June 14, 1994 and the Company
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  1994 Annual Report on Form 10-K).

10.11    --       Subscription Agreement dated June 14, 1995 by and between VTEL
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

                  upon request).

10.12    --       Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and
                  the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive
                  Proxy Statement).

10.13    --       The VTEL Corporation 1996 Stock Option Plan (the terms of
                  which are incorporated by reference to the Company's 1995
                  Definitive Proxy Statement).

10.14    --       Amendment to the VTEL Corporation 1996 Stock Option Plan (the
                  terms of which are incorporated by reference to the Company's
                  Joint Proxy Statement filed on April 24, 1997).

10.15    --       Compression Labs, Incorporated 1980 Stock Option Plan -- the
                  ISO Plan (incorporated by reference to the Annual Report on
                  Form 10-K of Compression Labs, Inc. for the year ended
                  December 31, 1994).

10.16    --       Revised forms of Incentive Stock Option and Early Exercise
                  Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of
                  Compression Labs, Inc. filed on June 6, 1994).

10.17    --       Consulting and separation agreement between Compression Labs,
                  Incorporated and John E. Tyson dated February 16, 1996
                  (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31,
                  1995).

10.18    --       Lease Agreement, dated January 30, 1998, between 2800
                  Industrial, Inc., Lessor and VTEL Corporation, Lessee
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended April
                  30, 1998).

10.19    --       First Amendment, dated March 11, 1998, to Lease Agreement
                  dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the three months ended April 30, 1998).

10.20    --       The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company's 1998
                  Definitive Proxy Statement).

10.21    --       Loan and Security Agreement, dated May 5, 1999, between
                  Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and
                  the Company, as Borrower.

10.22    --       Change-in-Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended
                  July 31, 1998)

10.22(a) --       Stephen L. Von Rump

10.22(b) --       Rodney S. Bond

10.22(c) --       Dennis M. Egan

10.22(d) --       Vinay Goel

10.22(e) --       Steve F. Keilen

10.22(f) --       F.H. (Dick) Moeller

10.22(g) --       Ly-Huong T. Pham

10.22(h) --       Michael J. Steigerwald

10.22(i) --       Bob R. Swem

10.22(j) --       Judy A. Wallace

10.23    --       Change-in Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended
                  January 31, 2000)

10.23(a) --       Brian C. Sullivan

10.23(b) --       Stephen Cox

10.23(c) --       Stephen Von Rump (amended)

21.1     --       List of Subsidiaries

23.1     --       Consent of Ernst & Young LLP

99.1     --       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     --       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.