Form 10-K/A
period 2002-07-31
FORGENT NETWORKS  INC
filed 2002-11-27
CIK 884144

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


                 (Mark One)





                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

                         Commission File Number 0-20008

                             FORGENT NETWORKS, INC.
                            (f.k.a. VTEL Corporation)
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

                                  Common Stock


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

         The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 21, 2002 was $32,873,397. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

         As  of  October  21,  2002,   there  were  24,568,643   shares  of  the
registrant's Common Stock, $0.01 par value, issued and outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Forgent Networks, Inc., a Delaware corporation (the "Company"), hereby amends, as set forth herein, the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2002 (the "Company Form 10-K"). The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company Form 10-K.


                                    PART III


         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's Board of Directors consists currently of four directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors.

         Reference is made to Part I hereof for a description of the executive officers of the Company.

         The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company.



                                                                              Present
                                                                          Office(s) Held                 Director
                    Name                           Age                    In the Company                   Since
                    ----                           ---                    --------------                 --------

Richard N. Snyder...........................        58        Chairman of the Board, President and         1997
                                                                     Chief Executive Officer

Kathleen A. Cote............................        53                         None                        1999

James H. Wells..............................        55                         None                        1999

Lou Mazzucchelli............................        46                         None                        2002


     The following information regarding the principal occupations and other employment of the directors during the past five years and their directorships in certain companies is as reported by the respective directors:

     RICHARD N. SNYDER, age 58, has served as a director of the Company since December 1997 and was elected chairman of the board in March 2000. In June 2001, Mr. Snyder was elected as president and chief executive officer of the Company. From September 1997 until assuming the positions of president and chief executive officer of the Company, Mr. Snyder served as founder and chief executive officer of Corum Cove Consulting, LLC, a consulting firm specializing in providing strategic guidance to high technology businesses. From 1996 until 1997, Mr. Snyder was the senior vice president of World Wide Sales, Marketing, Service and Support of Compaq Computer Corp., a worldwide computer company. From 1995 until 1996, Mr. Snyder was the senior vice president and general manager of Dell Americas, a computer manufacturer and marketer. Prior to 1995, Mr. Snyder served as group general manager of the Deskjet Products Group of Hewlett Packard. He also serves as a director of Symmetricom, Inc., based in San Jose, California.

     KATHLEEN A. COTE, age 53, has served as a director of the Company since December 1999. She is currently the chief executive officer of WorldPort
Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May 24, 2001, when she began her role as chief executive officer of Worldport. From November 1996 to January 1998, Ms. Cote served as chief executive officer of ComputerVision Corporation, a hardware, software and consulting business. From November 1986 to November 1996, she held various senior management positions with ComputerVision Corporation. In January 1998, ComputerVision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of WorldPort Communications, Inc., based in Lincolnshire, Illinois, Radview Corporation and Western Digital Corporation.

     JAMES H. WELLS, age 55, has served as a director of the Company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc.

     LOU MAZZUCCHELLI, age 46, has served as a director of the Company since February 2002. He is currently a venture partner at Ridgewood Capital, a venture capital firm focusing its investments in the information technology industry. Prior to joining Ridgewood Capital in 2001, Mr. Mazzucchelli was an investment banker at Gerard Klauer Mattison in New York, which he joined in 1996 as their PC and digital media technology analyst. Previously, Mazzucchelli spent 13 years leading Cadre Technologies, a pioneering computer-aided software engineering tools company that he founded in 1982 and grew to become one of the top 50 U.S. independent software vendors before its sale in 1986.

     None of the directors is related to any other director or to any executive officer of the Company by blood, marriage or adoption (except relationships, if any, more remote than first cousin).

Section 16(a) Beneficial Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's common stock (the "Common Stock"), par value $.01 per share (the "10% Stockholders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon information provided to the Company by individual officers, directors and 10% Stockholders, the Company believes that all of these filing requirements were satisfied by the Company's officers, directors and 10% Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table summarizes certain information regarding compensation paid or accrued to (i) the Company's Chief Executive Officer, (ii) each of the Company's three other most highly compensated executive officers, and (iii) one additional former executive officer for whom disclosure would have been required by the rules of the Securities and Exchange Commission but for the fact that this individual was not serving as an executive officer as of July 31, 2002 (the "Named Executive Officers"):



                                                      SUMMARY COMPENSATION TABLE
                                                       Annual Compensation                  Long-Term Compensation
                                                                                                   Awards(1)
                                            ---------------------------------------------  ------------------------

                                                                                           Restricted    Securities
                                 Period                       Bonus and     Other Annual     Stock       Underlying      All Other
                                  Ended                      Commissions    Compensation     Awards     Options/SARs   Compensation
 Name and Principal Position     July 31      Salary($)           ($)             ($)(1)     ($)             (#)            ($)(2)
 ---------------------------     -------      ---------     --------------  --------------  ---------   ------------   ------------


Richard N. Snyder..........       2002        300,833         173,737            -0-           -0-       250,000          6,131(3)
Chief Executive Officer and       2001         98,333          32,100            -0-           -0-       250,000            824
  President                       2000            N/A             N/A            -0-           N/A        12,500            N/A


Jay Peterson...............
  Chief Financial                 2002        179,860          49,141            -0-         5,000       125,599          3,869(3)
  Officer, and Vice               2001        165,259          56,205            -0-           -0-        40,000          3,580
  President, Finance              2000        126,667           9,751            -0-           -0-        10,000            481

Kenneth Kalinoski..........
  Chief Technology                2002        213,333          60,052            -0-          5,000       95,000          3,920(3)
  Officer and Vice President,     2001         85,185          34,881            -0-            -0-      200,000         11,630
  Engineering                     2000            N/A             N/A            N/A            N/A          N/A            N/A

Dennis Egan................       2002        175,149          44,597            -0-           -0-        25,000          4,269(3)
  Vice President, Service         2001        178,549          79,580            -0-           -0-        15,000          4,100
                                  2000        154,600          23,895            -0-           -0-        20,000            921


Robert R. Swem (4).........
  Former Vice President,          2002         95,158             -0-            -0-           -0-           -0-          4,617(3)
   Operations                     2001        191,067          78,665            -0-           -0-        40,000          5,812
                                  2000        172,473             -0-            -0-           -0-        27,500          2,673
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

         (3) Includes $2,815 tax preparation allowance.

         (4) On January 23, 2002, the products division of the Company was sold to the management team of the products division, which was led by Mr. Swem. Mr. Swem resigned as an officer of the Company, effective January 23, 2002.

Stock Option Grants During Fiscal 2002

         The following table sets forth information with respect to grants of stock options to purchase Common Stock pursuant to the Company's equity plans to the Company's Named Executive Officers reflected in the Summary Compensation Table above. No stock appreciation rights (SARs) were granted during fiscal 2002 and none were outstanding as of July 31, 2002.


                                           Option/SAR Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------------

                                                                                              Potential Realizable
                                                                                             Value of Assumed Annual
                                                                                              Rates of Stock Price
                                                     Individual Grants                       Appreciation for Option
                                                                                                   Term(1)
                                                                                                   -------

                                          % of Total
                            Number of     Options/SARs
                           Securities     Granted to
                           Underlying     Employees      Exercise
                          Options/SARs        In         or Base       Expiration
          Name             Granted (#)   Fiscal Year   Price ($/Sh)       Date         0% ($)       5% ($)        10% ($)
          ----             -----------   -----------   ------------       ----         ------       ------        -------

Richard N. Snyder.....      250,000           9.31        4.000        5/24/2012     (263,750)       199,274       909,643

Jay Peterson..........       50,000           1.86        3.040       10/16/2011         -0-          95,592       242,249
                             25,000           0.93        3.750        7/11/2012         -0-          58,959       149,413
                             50,599           1.88        4.190        7/19/2012         -0-         133,332       337,889

Kenneth Kalinoski.....       30,000           1.12        3.750        7/11/2012         -0-          70,751       179,296
                             65,000           2.42        4.190        7/19/2012         -0-         171,279       434,056

Dennis Egan...........       25,000            .93        3.040       10/16/2011         -0-          47,796       121,124

Robert R. Swem........          -0-            -0-          -0-              N/A         -0-             -0-           -0-


All employee options      2,636,719            100        3.278              N/A      (263,750)    5,006,240    13,091,438


All stockholders (3)           N/A             N/A          N/A              N/A         N/A      51,155,264   129,637,483


Optionee gains as % of         N/A             N/A          N/A              N/A         N/A           9.79%        10.10%
   all stockholder gains

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

         (2) Weighted average grant price of all stock options granted to employees in fiscal 2002.

         (3) Appreciation for all stockholders is calculated using the average exercise price for all employee optionees of $3.278 granted during fiscal 2002 and using the number of shares of the Common Stock outstanding on July 31, 2002 of 24,814,384.

Aggregated Stock Option/SAR Exercises During Fiscal 2002 and Stock Option SAR Values as of July 31, 2002

         The following table sets forth information with respect to the Company's Named Executive Officers concerning the exercise of options during fiscal 2002 and unexercised options held as of July 31, 2002:



                                 Aggregate Option/SAR Exercises in Last Fiscal Year
                                          and FY-End Option/SAR Values (1)


                                                                 Number of Securities
                                                                Underlying Unexercised        Value of Unexercised
                                                                Options/SARs at Fiscal     In-the-Money Options/SARs at
                                                                      Year End (#)              Fiscal Year End ($)
                                                                ----------------------     ----------------------------
                                  Shares
                                Acquired on       Value
            Name               Exercise (#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
            ----               ------------   ------------   -----------   -------------   -----------   -------------

Richard N. Snyder........         255,902       1,051,256       12,695         255,903          2,206        89,992

Jay Peterson.............             -0-             -0-       50,986         142,438         51,365       149,853

Kenneth Kalinoski........             -0-             -0-       85,416         209,584        255,820       365,404

Dennis Egan..............             -0-             -0-      108,480          34,020         68,377        56,047

Robert R. Swem...........          23,664          49,969          -0-             -0-            -0-           -0-

----------------------------

         (1) All options held by the Company's Named Executive Officers were granted under the Company's 1989 Stock Option Plan (the "1989 Plan") or the Company's 1996 Stock Option Plan (the "1996 Plan"). All options granted under the 1989 Plan and the 1996 Plan are immediately exercisable. However, the Company can repurchase shares issued upon exercise of those options, at the exercise price, to the extent of the number of shares that have not vested if the optionee's employment terminates before all of the optionee's option shares become vested. The amounts under the headings entitled "Exercisable" reflect vested options as of July 31, 2002 and the amounts under the headings entitled "Unexercisable" reflect option shares that have not vested as of July 31, 2002.

Compensation Committee Interlocks and Insider Participation

         No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Securities and Exchange Commission Regulation S-K (Certain Relationships and Related Transactions), with the exception of Mr. Trimm, who resigned as a director of the Company, effective September 5, 2002, is also a principal of Strategic Management, Inc. and Mr. Matthews. The Company has agreed to pay fees to Strategic Management, Inc. as described in Item 12 below under the heading "Certain Transactions--Agreement with Strategic Management, Inc." The board of directors determined that Mr. Trimm's relationship with Strategic Management, Inc. did not affect his ability to exercise independent judgment as a member of the Compensation Committee while he served on that committee. Mr. Matthews, who was one of the Company's directors during the fiscal year ended July 31, 2002, died on February 23, 2002. He owned Matthews Consulting during his lifetime. The Company has agreed to pay consulting fees to Matthews Consulting, as described in Item 12 below under the heading "Certain Transactions--Agreement with Matthews Consulting." The board of directors determined that prior to his death, Mr. Matthews' relationship with Matthews Consulting did not affect his ability to exercise independent judgment as a member of the Compensation Committee while he served on that committee. No member of the Compensation Committee served on the compensation committee or as a director of another corporation, one of whose directors or executive officers served on the Compensation Committee of or whose executive officers served on the Company's board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Stock Ownership of Certain Beneficial Owners and Management

         The Company has only one outstanding class of equity securities, its Common Stock, par value $.01 per share.

         The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of October 15, 2002 by: (i) each person who is known by the Company to beneficially own more than five percent of the Common Stock; (ii) each of the Company's directors and Named Executive Officers; and (iii) all directors and officers as a group.



                                                                                            Shares Beneficially
                                                                                                Owned 1, 2
                                                                                  -------------------------------
   Name and Address of Beneficial Owner                                                Number         Percent
   ------------------------------------                                                ------         -------

   Dimensional Fund Advisors Inc.
   1299 Ocean Avenue
   Santa Monica, CA 90401.....................................................           1,825,288         7.4%

   Corbin & Company (formerly Marathon Fund  L.P.)............................           1,790,250         7.3%
   University Drive, Suite 500
   Fort Worth, TX 76109

   Richard N. Snyder..........................................................          752,806(3)         3.0%

   Kathleen A. Cote...........................................................           35,305(4)         *

   James H. Wells.............................................................           39,305(5)         *

   Lou Mazzucchelli...........................................................            6,944(6)         *

   Jay Peterson...............................................................          243,729(7)         *

   Kenneth Kalinoski..........................................................          521,122(8)       2.1%

   Dennis M. Egan.............................................................          142,500(9)         *

   Harry R. Caccamisi.........................................................         200,000(10)         *

   Robert R. Swem.............................................................                 -0-         *

   All directors and officers as a group
        (9 persons)3, 4, 5, 6, 7, 8, 9, 10....................................       1,941,711(11)       7.6%

*    Indicates ownership of less than 1% of Common Stock
--------------

     (1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of Common Stock issuable upon exercise of certain outstanding options within 60 days after October 15, 2002.


     (2) Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 24,568,643 shares of Common Stock issued and outstanding on October 15, 2002. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

     (3) Consists of 488,722 shares held by Mr. Snyder directly and 264,084 shares (250,000 of which are subject to repurchase at December 14, 2002 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Snyder may acquire upon the exercise of options within 60 days after October 15, 2002.

     (4) Consists of 11,000 shares held by Ms. Cote directly and 24,305 shares which Ms. Cote may acquire upon the exercise of options within 60 days after October 15, 2002.

     (5) Consists of 15,000 shares held by Mr. Wells directly and 24,305 shares which Mr. Wells may acquire upon the exercise of options within 60 days after October 15, 2002.

     (6) Consists of 6,944 shares which Mr. Mazzucchelli may acquire upon the exercise of options within 60 days after October 15, 2002.

     (7) Consists of 45,305 shares held by Mr. Peterson directly and 198,424 shares (129,553 of which are subject to repurchase at December 14, 2002 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Peterson may acquire upon the exercise of options within 60 days after October 15, 2002.

     (8) Consists of 221,122 shares held by Mr. Kalinoski directly and 300,000 shares (196,668 of which are subject to repurchase at December 14, 2002 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Kalinoski may acquire upon the exercise of options within 60 days after October 15, 2002.

     (9) Consists of 142,500 shares (27,953 of which are subject to repurchase at December 14, 2002 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Egan may acquire upon the exercise of options within 60 days after October 15, 2002.

     (10) Consists of 200,000 shares (187,500 of which are subject to repurchase at December 14, 2002 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Caccamisi may acquire upon the exercise of options within 60 days after October 15, 2002.

     (11) All options held by the chief executive officer and the Named Executive Officers were granted under the 1989 Plan or the 1996 Plan. Pursuant to these stock option plans, all options granted thereunder are immediately exercisable, however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees' employment terminates prior to all such optionees' options becoming vested.

Certain Transactions

         Officer and Director Stock Loan Program

         As of July 31, 2002, under the Company's Officer and Director Stock Loan Program, the aggregate principal amount of stock loans outstanding was $415,029. Of this balance, the Named Executive Officers had stock loans outstanding in the aggregate principal amount of $101,430. Messrs. Moeller and Trimm, former directors of the Company, and Mr. Swem, a former Vice President, Operations, had stock loans outstanding under this program in the aggregate principal amount of $157,314, $62,032 and $42,025, respectively.

         Director Resignations

         T. Gary Trimm resigned as a member of the Company's Board of Directors, effective September 5, 2002. Subsequent to his resignation, Mr. Trimm entered into a consulting agreement with the Company effective September 1, 2002 until

December 31, 2002. Mr. Trimm's officer loan balance outstanding at October 31, 2002 was $39,280.

         F.H. (Dick) Moeller resigned as a member of the Company's Board of Directors, effective September 9, 2002. Certain options issued to Mr. Moeller, as a Director of the Company, on December 17, 2001 were accelerated at the date of his resignation. The result of the accelerated vesting is that Mr. Moeller's options to purchase 12,500 shares are all vested, bringing his total vested options on September 9, 2002 to 24,500 shares. Mr. Moeller's officer loan balance outstanding at October 31, 2002 was $159,728.

         Agreement with Strategic Management, Inc.

         On October 5, 2000, the Company agreed to pay a fee to Strategic Management, Inc., a company in which T. Gary Trimm, one of the Company's former directors, is a principal, to assist the Company in developing a plan to establish the Company's videoconferencing systems products division as an independent, self-sustaining unit, and to assist the Company in assessing strategic alternatives for this division as part of the Company's efforts to restructure the Company's business around its video network software and services business. Pursuant to this engagement, the Company agreed to pay Strategic Management, Inc. an hourly rate for services rendered, up to a maximum of $60,000. If the products division was sold, the engagement also provided additional contingent compensation to Strategic Management, Inc., equal to 7% of the consideration received by the Company. The engagement was approved by the disinterested directors of the Company. During fiscal 2001, the Company paid $69,000 related to this agreement. With the assistance of Strategic Management, Inc., the Company completed the sale of its products division to VTEL Corporation on January 23, 2002. However, since payment to Strategic Management, Inc. was contingent upon receipt of payment from VTEL Corporation and VTEL Corporation defaulted on payments of its notes to the Company and there is uncertainty of collection of these notes, no liability was accrued for a payment to Strategic Management, Inc. as of July 31, 2002. Mr. Trimm resigned as a director of the Company, effective September 5, 2002.

         Agreement with Matthews Consulting

         In October 2000, the Company agreed to pay an hourly consulting fee to Matthews Consulting, a company owned by Gordon Matthews, one of the Company's directors, to assist the Company in maximizing the value of the Company's intellectual property through prosecution of patents and licensing efforts. The Company paid an aggregate of $119,508 under this agreement in fiscal 2002. Mr. Matthews passed away on February 23, 2002.



                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

          Not applicable.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as part of this report:

               (1)  Financial Statements:

                    The  following   consolidated   financial   statements  were
                    previously filed as part of the Company's Form 10-K:

                    Consolidated Balance Sheets as of July 31, 2001 and 2002. Consolidated Statements of Operations for the years ended July 31, 2000, 2001 and 2002.
                    Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 2000, 2001 and 2002.

                    Consolidated Statements of Cash Flows for the years ended July 31, 2000, 2001 and 2002.
                    Notes to Consolidated Financial Statements.

               (2)  Financial Statement Schedule:

                    The following financial statement schedule was previously filed as part of the Company's Form 10-K

                    Schedule II - Valuation and Qualifying Accounts.

               (3)  Exhibits:

                    Not applicable.

          (b)  Reports on Form 8-K:

                    The Registrant filed one report on Form 8-K during the quarterly period ended October 31, 2002, on September 18, 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           FORGENT NETWORKS, INC.





                                            By: /s/ Jay C. Peterson
                                               ---------------------------------
                                               Jay C. Peterson
                                               Chief Financial Officer


Date:    November 27, 2002

                                  CERTIFICATION

I, Richard N. Snyder, Chairman of the Board, President and Chief Executive Officer of Forgent Networks, Inc., certify that:

         1. I have reviewed this report on Form 10-K/A of Forgent Networks, Inc. ("Registrant"); and

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date:    November 27, 2002
                                           /s/ Richard N. Snyder
                                           ------------------------------------
                                           Richard N. Snyder
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                  CERTIFICATION

I, Jay Peterson, Chief Financial Officer and Vice President, Finance of Forgent Networks, Inc., certify that:

         1. I have reviewed this report on Form 10-K/A of Forgent Networks, Inc. ("Registrant"); and

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: November 27, 2002
                                           /s/ Jay Peterson
                                           ------------------------------------
                                           Jay Peterson
                                           Chief Financial Officer and
                                           Vice President/Finance