Form 10-Q
period 2002-10-31
FORGENT NETWORKS  INC
filed 2002-12-16
CIK 884144

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002



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

At December 3, 2002 the registrant had outstanding 24,576,299 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                            OCTOBER 31,      JULY 31,
                                                                               2002            2002
                                                                            (unaudited)
ASSETS
Current assets:
      Cash and equivalents                                                  $    11,894      $  17,237
      Short-term investments                                                      2,709          2,715
      Accounts receivable, net of allowance for doubtful
        accounts of $609 and $815 at
        October 31, 2002 and July 31, 2002                                        8,555          5,390
      Notes receivable, net of reserve of $546 and $967 at
        October 31, 2002 and July 31, 2002                                          157            189
      Inventories                                                                   592            563
      Prepaid expenses and other current assets                                   1,089            609
                                                                            -----------      ---------
            Total current assets                                                 24,996         26,703

Property and equipment, net                                                       5,624          5,734
Intangible assets, net                                                           15,833         15,833
Capitalized software, net                                                         4,012          3,537
Other assets                                                                        370            415
                                                                            -----------      ---------
                                                                            $    50,835      $  52,222
                                                                            ===========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                      $     3,776      $   5,687
      Accrued compensation and benefits                                           1,709          1,264
      Other accrued liabilities                                                   1,810          2,049
      Notes payable, current portion                                                916            899
      Deferred revenue                                                            7,243          7,047
                                                                            -----------      ---------
            Total current liabilities                                            15,454         16,946

Long-term liabilities:
      Other long-term obligations                                                 2,661          2,998
                                                                            -----------      ---------
            Total long-term liabilities                                           2,661          2,998

Stockholders' equity:
      Preferred stock, $.01 par value; 10,000
        Authorized; none issued or outstanding                                       --             --
      Common stock, $.01 par value; 40,000 authorized; 25,799
        and 25,755 shares issued; 24,569 and 24,880 shares
        outstanding at October 31, 2002 and July 31, 2002, respectively             258            257
      Treasury stock, 1,230 and 875 issued at October 31, 2002
         and July 31, 2002, respectively                                         (3,500)        (2,857)
      Additional paid-in capital                                                263,424        263,334
      Accumulated deficit                                                      (227,086)      (228,011)
      Unearned compensation                                                        (148)          (227)
      Accumulated other comprehensive income                                       (228)          (218)
                                                                            -----------      ---------
            Total stockholders' equity                                           32,720         32,278
                                                                            -----------      ---------
                                                                            $    50,835      $  52,222
                                                                            ===========      =========

                   The accompanying notes are an integral part of these consolidated financial statements

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------


                                                                                    FOR THE
                                                                              THREE MONTHS ENDED
                                                                                   OCTOBER 31,
                                                                               2002         2001
                                                                                  (UNAUDITED)
REVENUES:
  Network software & professional services                                   $  1,214     $     82
  Technology licensing                                                          6,213           --
  Service and other                                                             5,104        6,586
                                                                             --------     --------
     Total revenues                                                            12,531        6,668
                                                                             --------     --------

COST OF SALES:
  Network software & professional services                                        733          193
  Technology licensing                                                          3,106           --
  Service and other                                                             3,506        4,143
                                                                             --------     --------
     Total cost of sales                                                        7,345        4,336
                                                                             --------     --------

  GROSS MARGIN                                                                  5,186        2,332
                                                                             --------     --------

OPERATING EXPENSES:
  Selling, general and administrative                                           3,678        2,575
  Research and development                                                      1,172          777
  Restructuring expense                                                            --          818
                                                                             --------     --------
     Total operating expenses                                                   4,850        4,170
                                                                             --------     --------

INCOME (LOSS) FROM OPERATIONS                                                     336       (1,838)
                                                                             --------     --------

OTHER INCOME:
  Interest income                                                                  97          112
  Gain on investment                                                               --        1,670
  Other                                                                            12           53
                                                                             --------     --------
      TOTAL OTHER INCOME                                                          109        1,835
                                                                             --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES                     445           (3)

Provision for income taxes                                                         19           --

INCOME (LOSS) FROM CONTINUING OPERATIONS                                          426           (3)

Income (loss) from discontinued operations, net of income taxes                   499       (2,567)

                                                                             --------     --------
 NET INCOME (LOSS)                                                           $    925     $ (2,570)
                                                                             ========     ========


Income (loss) per share from continuing operations - basic and diluted       $   0.02     $  (0.00)
                                                                             ========     ========
Income (loss) per share from discontinued operations - basic and diluted     $   0.02     $  (0.10)
                                                                             ========     ========
Net income (loss) per share - basic and diluted                              $   0.04     $  (0.10)
                                                                             ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                        24,771       24,855
                                                                             ========     ========
  Diluted                                                                      25,286       24,855
                                                                             ========     ========

                   The accompanying notes are an integral part of these consolidated financial statements

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                                                     FOR THE
                                                                                THREE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                               2002           2001
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Income (loss) from continuing operations                               $    426      $     (3)
       Adjustments to reconcile net income (loss)
       to net cash (used in) provided by operations:
            Depreciation and amortization                                          918         1,583
            Amortization of unearned compensation                                   96            18
            Foreign currency translation (gain) loss                               (14)           50
            (Gain) loss on sale of fixed assets                                    (31)           34
            (Increase) decrease in accounts receivable                          (3,349)        3,232
            Increase in inventories                                                (29)         (406)
            Increase in prepaid expenses and other current assets                 (448)          (12)
            Decrease in accounts payable                                        (1,392)         (542)
            Increase (decrease) in accrued expenses                                 68          (240)
            Increase (decrease) in deferred revenues                               110          (283)
                                                                              --------      --------
                  Net cash (used in) provided by operating activities           (3,645)        3,431
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net sales of short-term investments                                           6         2,546
       Net purchases of property and equipment                                    (271)         (394)
       Collection of notes receivable                                               45            13
       Increase in capitalized software                                           (795)       (1,028)
       Increase in other assets                                                     --           (59)
                                                                              --------      --------
                  Net cash (used in) provided by investing activities           (1,015)        1,078
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of stock                                          82           149
       Purchase of treasury stock                                                 (651)         (561)
       Proceeds from notes payable                                                  67           383
       Payments on notes payable                                                  (185)         (153)
                                                                              --------      --------
                  Net cash used in financing activities                           (687)         (182)
                                                                              --------      --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
      Net cash used in discontinued operations                                      --          (765)

Effect of translation exchange rates on cash                                         4          (133)
                                                                              --------      --------

Net (decrease) increase in cash and equivalents                                 (5,343)        3,429

Cash and equivalents at beginning of period                                     17,237        15,848
                                                                              --------      --------
Cash and equivalents at end of period                                         $ 11,894      $ 19,277
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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. ("Forgent") as of October 31, 2002 and July 31, 2002 and the results of operations and cash flows for the three months ended October 31, 2002 and 2001. The results for interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - INVENTORIES

               Inventories consist of the following:

                              OCTOBER 31,     JULY 31,
                                 2002           2002
Raw materials                 $       581     $    253
Work in process                        --           97
Finished goods                          1          194
Other                                  10           19
                              -----------     --------
                              $       592     $    563
                              ===========     ========

               The inventory held as of October 31, 2002 and July 31, 2002 primarily represent third-party equipment to be sold to Forgent's customers through its Multi-Vendor Program ("MVP").

NOTE 3 - RESTRUCTURING ACTIVITIES

               In August 2001, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $818 in the first quarter of fiscal 2002 for the restructuring. All of the involuntary termination benefits were paid in fiscal 2002.

NOTE 4 - DISCONTINUED OPERATIONS

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------


               As a result of the sale of its integration business, Forgent received $150 in cash and a $282 note receivable from SPL. SPL absorbed 15 members of Forgent's Professional Services Integration team and re-located to Forgent's facility in King of Prussia, Pennsylvania, where the combined team of engineers and technicians manage and execute the delivery of audio-video system integration and support. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third quarter of fiscal 2002. The sale allowed Forgent to focus its strengths and resources on growing its more profitable network software and professional services business while still providing multimedia systems to its customers through SPL.

               On October 2, 2001, Forgent announced that it had signed a definitive sales agreement to sell the operations and certain assets of its Products business unit, including the VTEL name, in order to devote its energies and resources to the development of Forgent's network software and professional services business. The Company's shareholders approved the transaction during its 2001 annual meeting and the sale was finalized on January 23, 2002. The sale of substantially all of the assets used in the Products business unit was made to VTEL Products Corporation ("VTEL"), a privately held company created by the former Vice-President of Manufacturing of the Products business unit and two other senior management members of the Products business unit. As a result, the Company received cash of $500, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5,000 and 1,045 shares of common stock, par value $0.01 per share, representing 19.9% of the new company's fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how, and information of the Company that was used in the daily operations of the Products business unit. Due to uncertainties regarding VTEL's future business, Forgent fully reserved its equity interest in VTEL.

               VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL during the third fiscal quarter of 2002. Management is currently renegotiating the payment terms of the note in default. During the quarter ended October 31, 2002, management agreed with VTEL's management to offset Forgent's accounts payable to VTEL with its accounts receivable from VTEL. The net $499 Forgent liability was offset with the note in default, thus relieving $499 of the reserve on the notes receivable. No cash was exchanged with this transaction.

               As a result of the sales of the integration and products businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements, and recorded $499 in income for its discontinued operations for the three months ended October 31, 2002 and $2,567 in losses for its discontinued operations for the three months ended October 31, 2001.

NOTE 5 - ACQUISITIONS

               As approved by each company's board of directors, Forgent acquired certain assets and liabilities of Global Scheduling Solutions, Inc., a global provider of enterprise conference room scheduling and resource management solutions, on June, 4, 2002. Forgent paid Global Scheduling Solutions, Inc. a combination of $4,000 in cash, $700 tied to certain future contingent "earn-out" payments and the assumption of certain liabilities. The contingent liability is recorded as part of the current notes payable on Forgent's consolidated balance sheet as of October 31, 2002 and July 31, 2002 because management

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------


believes it is probable that this amount will be paid. The contingent liability will be finalized during the second fiscal quarter.

               The acquisition was accounted for as a purchase of assets. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total cost in excess of tangible and intangible assets acquired of approximately $5,229 was recorded as goodwill. Forgent continues to market Global Scheduling Solutions, Inc.'s acquired flagship product, Global Scheduling System, an industry leading web-based application that combines the management of large-scale meeting environments and all necessary resources and services while reducing the cost and time associated with such management. As a result of the acquisition, Forgent became a leading vendor that provides complete one-stop video network scheduling, launching, monitoring and management solution.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

               In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the Company's other comprehensive income
(loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three months ended October 31, 2002 was $1,155 and comprehensive loss for the three months ended October 31, 2001 was $4,318.

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------


               The Company utilized derivatives designated as cash flow hedges to ensure a minimum level of cash flows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. During the three months ended October 31, 2001, the remaining 77 thousand shares of Polycom were sold under a cash flow hedge and $1.7 million was reclassed from other comprehensive income to earnings.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as well as the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. Effective August 1, 2002, the Company adopted SFAS No. 144, which did not have a significant impact on its financial statements.

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

NOTE 9 - SEGMENT INFORMATION

               As a result of the Company's current business strategy, the Company operates in three distinct segments: network software and professional services, technology licensing, and services and other. Forgent's network software and professional services business provides customers with video network management and scheduling software applications as well as network consulting, software installation, training, hardware devices, and other comprehensive related services. Forgent's technology licensing business is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The Company's services and other segment helps companies maximize their video communications investments through maintenance, hardware installation, technical support and resident engineer services.

               The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. The prior year's segment information has been restated to present the Company's reportable segments as they are currently defined. The Company does not identify assets or capital expenditures by reportable segments. Additionally, the Chief Executive Officer and Chief Financial Officer do not evaluate the business groups based on these criteria.

               The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for the three months ended October 31, 2002 and 2001:

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------


                                                                  NETWORK
                                                                 SOFTWARE &
                                                                PROFESSIONAL       TECHNOLOGY       SERVICES &
                                                                  SERVICES          LICENSING          OTHER            TOTAL
                                                                ------------       ----------       -----------       ---------
FOR THE THREE-MONTH PERIOD ENDING OCTOBER 31, 2002
Revenues from unaffiliated customers                            $      1,214       $    6,213       $     5,104       $  12,531
Gross margin                                                             482            3,106             1,598           5,186
Operating (loss) income                                               (3,118)           2,490               964             336

FOR THE THREE-MONTH PERIOD ENDING OCTOBER 31, 2001
Revenues from unaffiliated customers                            $         82       $       --       $     6,586       $   6,668
Gross margin                                                            (111)              --             2,443           2,332
Operating (loss) income                                               (2,578)            (114)              854          (1,838)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following review of Forgent's financial position as of October 31, 2002 and July 31, 2002 and for the three months ended October 31, 2002 and 2001 should be read in conjunction with the Company's 2002 Annual Report on Form 10-K and 2002 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 29, 2002 and November 27, 2002, respectively.

RESULTS OF OPERATIONS

               The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

                                                                                     FOR THE THREE
                                                                                     MONTHS ENDED
                                                                                      OCTOBER 31,
                                                                            2002                      2001
      Network software and professional services revenues                    10%                         1%
      Technology licensing revenues                                          50                         --
      Service and other revenues                                             40                         99
      Gross margin                                                           41                         35
      Selling, general and administrative                                    29                         39
      Research and development                                                9                         12
      Restructuring expense                                                  --                         12
      Total operating expenses                                               39                         63
      Other income, net                                                       1                         28
      Income from continuing operations                                       3                         --
      Income (loss) from discontinued operations                              4                        (38)
      Net income (loss)                                                       7%                       (39)%

THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

               REVENUES. Revenues for the three months ended October 31, 2002 were $12.5 million, an increase of $5.8 million, or 88%, from $6.7 million reported for the three months ended October 31, 2001. Consolidated revenues represent the combined revenues including sale of Forgent's software products, network consulting, installation, training, maintenance services, and multi-vendor products as well as royalties received from licensing the Company's intellectual property. Consolidated revenues do not include any revenues from Forgent's discontinued products business, which manufactured and sold endpoint systems, or the Company's discontinued integration business, which provided customized videoconferencing solutions.

               Network software and professional services revenues were $1.2 million and $82 thousand for the three months ended October 31, 2002 and 2001, respectively. Network software and professional services revenues as a percentage of total revenues were 10% and 1% for the three months ended October 31, 2002 and 2001, respectively. Revenues from this new line of business include sales of Forgent's Video Network Platform ("VNP"), Global Scheduling System ("GSS"), and VideoWorks, which is a bundling of Forgent's software products and may include hardware devices based on customer preference. Also included are network consulting services, and royalties. VNP is an enterprise-class network management software designed to manage video, voice and web content on multi-protocol, multi-vendor networks, and is designed to schedule, monitor and manage enterprise video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications, as well as cost of ownership. GSS offers a Microsoft Outlook interface as well as a web-based scheduling application designed for organizations needing to manage large-scale meeting environments effectively and efficiently. Forgent's network consulting services provide technical market research, evaluation and analysis to customers in addition to the means to test multiple network systems for manageability, interoperability, and optimum network connectivity prior to installation. During the three months ended October 31, 2002, Forgent sold fourteen software licenses and network software and professional services revenues grew by 31% over the fourth fiscal quarter of 2002. The growth is primarily attributable to an increase in the average selling price. Based on Forgent's new sales organization, positive market reaction to the software products and the successful addition of GSS, management anticipates continued similar growth in its network software and professional services revenues for the remaining quarters in fiscal 2003.

               Intellectual property licensing revenues were $6.2 million and represented 50% of total revenues for the three months ended October 31, 2002. No such revenues were generated during the three months ended October 31, 2001. The first fiscal quarter of 2003 marks the third consecutive quarter that Forgent has generated licensing revenues. These licensing revenues relate to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts, thus continuing the success of the Company's maturing Patent Licensing Program. Since October 31, 2002, Forgent has entered into additional licenses and the Company is continuing to actively seek to license other users of its technology. Forgent's licensing program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to others.

               Service and other revenues were $5.1 million and $6.6 million for the three months ended October 31, 2002 and 2001, respectively. Service and other revenues as a percentage of total revenues were 40% and 99% for the three months ended October 31, 2002 and 2001, respectively. Service and other revenues include the maintenance and support of thousands of endpoints and bridges under maintenance agreements, as well as sales of a variety of third-party manufactured equipment through its Multi-Vendor Partners Program ("MVP"). The decline in service revenues is due primarily to the decrease in the renewal rate of service contracts for VTEL products and the decline in the average selling price of the hardware devices being supported, which correspondingly impacts the pricing on the service maintenance contracts. As a vendor-neutral service provider, offering installation, technical support, and maintenance to a wider array of videoconferencing devices, including endpoints, multipoint control units, gateways, gatekeepers, and traditional network switches and routers, Forgent is offsetting the decrease in renewal of VTEL contracts with service contracts for other third party products. Through focused attention to details, Forgent increased the number of end points, including VTEL end points, under service contracts by increasing the renewal rate of its existing maintenance contracts and adding new customers to yield a 13% increase in service revenues over the fourth fiscal quarter of 2002. Despite the improvement over the previous quarter, management anticipates a possible decline in service revenues during the second fiscal quarter, although rate of the decline is uncertain. Forgent will continue to sell equipment through its MVP program.

               GROSS MARGIN. Gross margins increased $2.9 million, or 122%, to $5.2 million for the quarter ended October 31, 2002 from $2.3 million for the quarter ended October 31, 2001. Gross margins as a percentage of total revenues were 41% and 35% for the three months ended October 31, 2002 and 2001, respectively.

               The Company's total gross margins grew significantly during the quarter ended October 31, 2002 as compared to the quarter ended October 31, 2001 and are primarily generated from intellectual property licensing revenues. The costs associated with Forgent's technology licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a standard percentage of the signed agreement and are paid to a national law firm, which has personally invested and continues to invest in developing Forgent's licensing program. Thus, the Company's gross margin from its technology licensing business is fixed at 50%.

               Since the costs associated with the network software and professional services business result primarily from the amortization of the Company's capitalized software development costs on a straight-line basis and from minimal royalty payments to outside vendors, the cost of sales from this line of business is relatively fixed. During the quarter ended October 31, 2002, Forgent sold fourteen software licenses, increasing gross margins from the network software and professional services business by 75% over the quarter ended July 31, 2002. Gross margins as a percentage of revenues from the network software and professional services business were 40% and 30% for the quarters ending October 31, 2002 and July 31, 2002, respectively. As more licenses are sold, management expects to achieve higher gross margins from this segment, in absolute terms and in terms of percentage of revenue.

               Similarly, the costs associated with the service and other business are labor intensive and relatively fixed, which causes gross margins to be directly affected by the level of revenue generated primarily from new and renewed service contracts. The $1.5 million decrease in service and other revenues for the quarter ended October 31, 2002 as compared to the quarter ended October 31, 2001 directly contributed to the 35% decrease in the service and other gross margins. During the three months ended October 31, 2002, Forgent reduced headcount in its legacy services business and curtailed other related expenses to improve service and other margins by 26%, as compared to the three months ended July 31, 2002. This decrease in expenses did not impact the services provided to Forgent's customers. Gross margins as a percentage of revenues for the service and other business were 31% and 28% for the quarters ending October 31, 2002 and July 31, 2002, respectively.

               SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $1.1 million, or 43%, to $3.7 million for the quarter ended October 31, 2002 from $2.6 million for the quarter ended October 31, 2001. Selling, general and administrative expenses as a percentage of revenues were 29% and 39% for the three months ended October 31, 2002 and 2001, respectively.

               When Forgent acquired certain assets and liabilities of Global Scheduling Systems Inc. during the fourth fiscal quarter of 2002, Forgent's sales force more than doubled. Therefore, the increase in total selling, general and administrative expenses ("SG&A") is due largely to increased spending related to the ramp-up efforts in the sales organization. Forgent's new sales structure was implemented during the first fiscal quarter and has made progress in delivering in-quarter revenue as well as building a substantial pipeline for future revenue.

               Furthermore, additional international travel and consulting expenses related to Forgent's Patent Licensing Program were incurred during the three months ended October 31, 2002. However, management is committed to maintaining SG&A expenses at reasonable levels in terms of percentage of revenue and to further decrease any unnecessary SG&A expenses that do not directly support the generation of revenues for Forgent.

               RESEARCH AND DEVELOPMENT. Research and development expenses increased by $0.4 million, or 51%, to $1.2 million for the quarter ended October 31, 2002 from $0.8 million for the quarter ended October 31, 2001. Research and development ("R&D") expenses as a percentage of revenues were 9% and 12% for the three months ended October 31, 2002 and 2001, respectively.

               The increase in the R&D expenses during the three months ended October 31, 2002 as compared to the three months ended October 3, 2001 relates to the continued efforts on enhancing Forgent's award-winning VNP and GSS. VNP Version 2.5, the Company's latest version of its network management software, allows devices to be grouped by location, department, or company and then managed by different administrators, who can monitor their networks by discreet entities and according to the importance of particular calls. VNP Version 2.5 also allows administrators to remotely control camera functions and launch multipoint calls as well as offers several other advanced features to give administrators unprecedented levels of control over enterprise-wide videoconference operations while increasing overall efficiencies and productivity. GSS Version 3.9, Forgent's latest version of its scheduling and resource management software, is fully integrated with Microsoft(R) Outlook(R) and allows users to schedule rooms, equipment, catering service and other resources in addition to scheduling participants. Both enhanced versions of the Company's software were on time, on budget, and made available to the general public in the United States, Europe, and Australia starting in November 2002. Forgent will continue its research and development based on its strategy of thrusting its scheduling interface as the prevalent interface used by all corporate meetings and its focus on providing automated recoveries to further improve collaboration management.

               The R&D expenses are net of $0.8 million and $1.1 million capitalized during the three months ended October 31, 2002 and October 31, 2001, respectively. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related projects, generally three years. All of Forgent's capitalized software development costs for the first fiscal quarter relate to its VNP software.

               During the three months ended October 31, 2002, Forgent filed seven new collaboration management patents with the United States Patent and Trademark Office, which brings the total filings count to forty. Forgent currently holds approximately forty issued patents related to videoconferencing, data compression, video mail and other technology developed by the Company.

         Forgent's ability to successfully develop software solutions to enable enterprise video networks is a significant factor in the Company's success. As Forgent develops its research and development strategy, management anticipates additional costs associated with the recruiting and retention of engineering professionals. Management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue. However, management believes Forgent's ultimate future success is based primarily on the development and success of its software solution offerings.

               RESTRUCTURING CHARGE. During the three months ended October 31, 2001, the Company restructured its organization, which involved the termination of approximately 65 employees or 17% of the workforce. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. Forgent recorded a one-time charge of $0.8 million for the restructuring, which represented 12% of total revenues for the three months ended October 31, 2001.

               OTHER INCOME. Other income decreased by $1.7 million to $0.1 million for the quarter ended October 31, 2002 from income of $1.8 million for the quarter ended October 31, 2001. Other income as a percentage of revenues was 1% and 28% for the three months ended October 31, 2002 and 2001, respectively. The decrease is due primarily to the 76,625 shares of Polycom common stock that were sold under a cash flow hedge, resulting in a $1.7 million realized gain for the first fiscal quarter of 2002. The Company no longer has any investment in Polycom as of October 31, 2001.

               INCOME (LOSS) FROM DISCONTINUED OPERATIONS. During fiscal year 2002, the Company sold the operations and substantially all of the assets of its VTEL products business, including the VTEL name, to VTEL Products Corporation ("VTEL") and the operations and assets of its integration business to SPL Integrated Solutions. Accordingly, the products and integration businesses have been accounted for and presented as discontinued operations in the consolidated financial statements.

               Income from discontinued operations was $0.5 million for the three months ended October 3, 2002 and was solely due to the partial reversal of the reserve on the notes receivable from VTEL (see Note 4). Loss from discontinued operations was $2.6 million for the three months ended October 31, 2001. Income (loss) from discontinued operations was 4% and (38%) of revenues for the quarters ended October 31, 2002 and 2001, respectively.

               NET INCOME (LOSS). Forgent generated a net income of $0.9 million, or $0.04 per share, during the quarter ended October 31, 2002 compared to a net loss of $2.6 million, or $0.10 per share, during the quarter ended October 31, 2001. Net income (loss) as a percentage of revenues was 7% and (39%) for the three months ended October 31, 2002 and 2001, respectively. The $3.5 million increase in the Company's net income is primarily attributable to the decrease in the loss from discontinued operations and the increase in gross margins.

               During the three months ended October 31, 2002 Forgent has grown revenues from its core network software and professional services business, demonstrated continued revenues and earnings from its intellectual property business, improved its legacy services operations and met other expectations to achieve its third consecutive quarter of profitability. These significant indicators, as well as those achieved in the research and development of the Company's software products, continue to strengthen the Company's prospects. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

LIQUIDITY AND CAPITAL RESOURCES

               On October 31, 2002, Forgent had working capital of $9.5 million, including $14.6 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $3.7 million for the three months ended October 31, 2002 due primarily to the increase in accounts receivable and decrease in accounts payable. Cash provided by operating activities was $3.4 million for the three months ended October 31, 2001 and largely resulted from the decrease in accounts receivable. As of October 31, 2002, Forgent had $2.5 million in accounts receivable related to its Patent Licensing Program. The Company continued to actively pursue collection on its other outstanding receivables.

               Cash used in investing activities was $1.0 million for the three months ended October 31, 2002 due largely to the capitalization of software development costs. Cash provided by investing activities was $1.1 million for the three months ended October 31, 2001 due primarily to net sales of short-term investments, which were offset by the capitalization of software development costs. For fiscal 2003, Forgent's capital budget is approximately $0.8 million and will be used principally to invest in demonstration equipment, spare parts to support the Company's warranties and services, and various other operational equipment as needed. Forgent took advantage of certain discounts; thus, capital expenditures incurred during the three months ended October 31, 2002 were primarily for spare parts to support the Company's service contracts. During the three months ended October 31, 2001, Forgent sold its remaining investment in Polycom, resulting in a net cash inflow of $1.8 million, which significantly contributed to the cash provided by investing activities.

               Cash used in financing activities was $0.7 for the three months ended October 31, 2002 due primarily to the purchase of treasury stock. Cash used in financing activities was $0.2 for the three months ended October 31, 2001. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million of the Company's common stock. During the first fiscal quarter of 2003, Forgent's board of directors approved the repurchase of an additional million shares of the Company's stock. During the three months ended October 31, 2002, the Company repurchased 354,686 shares for $0.7 million, bringing the total number of shares repurchased to date to 1.2 million shares. Management will continue to evaluate repurchasing additional shares in fiscal 2003, depending on the Company's cash position, market conditions, and other factors. During the three months ended October 31, 2001 Forgent entered into a three-year notes payable of $0.4 million for the purchase of the Company's new accounting system. At October 31, 2002, Forgent did not have a line of credit in place. Based on the Company's strong cash position, management does not expect to obtain any line of credit during the current fiscal year.

               Forgent's principal sources of liquidity at October 31, 2002 consisted of $14.6 million of cash, cash equivalents and short-term investments. Additionally, the Company's working capital has remained relatively stable over the last several quarters. As more license agreements are signed and related payments are received under the continued success of the Company's Patent Licensing Program, management expects the Company's cash position to strengthen. However, risks and uncertainties remain as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Management plans to strategically utilize this positive cashflow to invest further in developing Forgent's VNP, GSS, and VideoWorks software and to explore other opportunities for growing the business. However, there is no assurance that the Company will be able to limit its cash consumption and continue to preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, increased expense levels and other factors.

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

               Management believes the following represent Forgent's critical accounting policies:

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

               The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets on August 1, 2001 and thus is required to review the carrying value of goodwill and other intangible assets annually. Forgent also reviews goodwill and other intangibles for possible impairment whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization; significant underperformance of operating units; significant changes in market conditions and trends. If a review event has occurred, the value of the goodwill or intangible is compared to the estimate of future cash flows, and if required, an impairment is recorded.

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

GENERAL ECONOMIC AND INDUSTRY CONDITIONS

               Any adverse change in general economic, business or industry conditions could have a material adverse effect on the Company's business, prospects and financial performance if those conditions caused customers or potential customers to reduce or delay their investments in network software and professional services or legacy services. Due to the current economic circumstances affecting U.S. businesses, there has been a slow down in capital spending, which adversely affects the willingness of companies to purchase enterprise software products, professional services and legacy services. If this slow down is prolonged, current economic conditions could have a continued adverse effect on the demand for the Company's products and services and could result in declining revenue and earnings growth rates for the Company.

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

NEW BUSINESS MODEL

               In accordance with its restructuring efforts previously described, the Company is currently transitioning its business and realigning its strategic focus towards a new core market, network software and professional services. Internal changes resulting from the business restructuring announced during 2001 and 2002 are substantially complete, but many factors may negatively impact the Company's ability to implement its strategic focus, including the ability or possible inability to manage the implementation and development of its new network product and service business, sustain the productivity of Forgent's workforce and retain key employees, manage operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring. The Company may be required by market conditions and other factors to undertake additional restructuring efforts in the future. Forgent's business, results of operations or financial condition could be materially adversely affected if it is unable to manage the implementation and development of its new business strategy, sustain the productivity of its workforce and retain key employees, manage its operating expenses or quickly respond to and recover from unforeseen events associated with any future restructuring efforts.

LIMITED OPERATING HISTORY

               Despite being founded in 1985, Forgent has a limited operating history because of the Company's recent transition to a network software and professional services company. As a result of its limited operating history, Forgent cannot forecast revenue and operating expenses based on historical results. The Company's ability to accurately forecast quarterly revenue is limited because Forgent's software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. The Company's business, operating results and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

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

SOFTWARE MARKETING AND SALES

               Forgent's network software product was introduced in the fall of 2001, and as such, it has limited market awareness and, to date, limited sales. The Company's future success will be dependent in significant part on its ability to generate demand for its network software products and professional services. To this end, Forgent's direct and indirect sales operations must increase market awareness of its products to generate increased revenue. The Company's products and services require a sophisticated sales effort targeted at the senior management of its prospective customers. All new hires will require training and will take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

NETWORK SOFTWARE AND PROFESSIONAL SERVICES DEVELOPMENT

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

               The Company has made, and may continue to evaluate and make, strategic acquisitions in public and privately held technology companies. Because some of these companies may be early-stage ventures with either unproven business models, products that are not yet fully developed or products that have not yet achieved market acceptance, these transactions are inherently risky. Many factors outside of the Company's control determine whether or not the Company's investments will be successful. Such factors include the ability of a company to obtain additional private equity financing, to access the public capital markets, to affect a sale or merger, or to achieve commercial success with its products or services. Accordingly, there can be no assurances that any of the Company's investments will be successful or that the Company will be able to recover the amount invested.

DIVESTITURE TRANSACTIONS

               As a result Forgent's transition to a network software and professional services company, it has substantially completed a program to divest certain non-core assets, including a videoconferencing endpoint manufacturing business as well as other related businesses. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing markets. In addition, the Company continues to evaluate the profitability realized or likely to be realized by our existing businesses and operations, and Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on Forgent's business, financial condition or results of operations.

               Due to the risk factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Forgent's past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company's primary market risk exposure relates to interest rate risk and foreign currency exchange fluctuations. Forgent's interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company's investments, Forgent does not consider these risks to be significant. The Company previously invested in Accord Networks ("Accord") an Israeli-based manufacturer of networking equipment. In June of 2000, Accord filed an initial public offering on the NASDAQ stock exchange in which the Company was apportioned 1.3 million shares. In February 2001, Accord was acquired by Polycom Inc. ("Polycom") and Forgent's investment in Accord converted to 399,000 shares of Polycom. The Company sold 246,000 shares and then entered into a cash flow hedge to ensure a minimum level of cash flow from the 153,000 remaining shares. These hedges settled in July and October 2001. During the three months ended October 31, 2001, the remaining Polycom shares were sold under a cash flow hedge, realizing $1.7 million in gain and $1.8 million in net cash flows. As of October 31, 2001, the Company no longer had market risks related to the Polycom stock.

               Forgent's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company historically utilized forward contracts to hedge its foreign currency exposure on firm commitments denominated in the Euro and Australian dollar. As of October 31, 2002 and October 31, 2001, the Company held no foreign currency contracts. Due to the Company's reduction in international offices and related reduction in foreign exchange risks, management does not anticipate any additional foreign currency hedges.

               For additional Quantitative and Qualitative Disclosures about Market Risk reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended July 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

               Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

               During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                             None

ITEM 5. OTHER INFORMATION

                             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits:

                        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b) Reports on Form 8-K:

                             None

                                      * * *


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FORGENT NETWORKS, INC.



     December 16, 2002             By:   /s/ RICHARD N. SNYDER
                                         ---------------------------------------
                                         Richard N. Snyder
                                         Chief Executive Officer


                                  By:    /s/ JAY C. PETERSON
                                         ---------------------------------------
                                         Jay C. Peterson
                                         Chief Financial Officer

                             FORGENT NETWORKS, INC.
                                OCTOBER 31, 2002
                                 CERTIFICATIONS

I, Richard N. Snyder, Chief Executive Officer of Forgent Networks, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Forgent Networks, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      /s/ RICHARD N. SNYDER
                                      ------------------------------------------
                                      Richard N. Snyder
                                      Chief Executive Officer
                                      December 16, 2002

                             FORGENT NETWORKS, INC.
                                OCTOBER 31, 2002
                                 CERTIFICATIONS

I, Jay C. Peterson, Chief Financial Officer of Forgent Networks, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Forgent Networks, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     /s/ JAY C. PETERSON
                                     ----------------------------------------
                                     Jay C. Peterson
                                     Chief Financial Officer
                                     December 16, 2002

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002