Form 10-Q
period 2003-01-31
FORGENT NETWORKS  INC
filed 2003-03-17
CIK 884144

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003



                         Commission file number 0-20008


                             FORGENT NETWORKS, INC.

        A DELAWARE CORPORATION           IRS EMPLOYER ID NO. 74-2415696



                               108 WILD BASIN ROAD
                               AUSTIN, TEXAS 78746



                                 (512) 437-2700





The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. The registrant is not an accelerated filer as defined in Rule 12b-2 of the Act.

At March 4, 2003 the registrant had outstanding 24,690,544 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                           JANUARY 31,      JULY 31,
                                                                              2003            2002
                                                                          (unaudited)
ASSETS
Current assets:
    Cash and equivalents                                                  $    17,383     $    17,237
    Short-term investments                                                      1,216           2,715
    Accounts receivable, net                                                    1,021           1,282
    Notes receivable, net of reserve of $521 and $967 at
      January 31, 2003 and July 31, 2002                                           94             189
    Inventories                                                                    40              16
    Prepaid expenses and other current assets                                     578             407
                                                                          -----------     -----------
        Total current assets                                                   20,332          21,846

Property and equipment, net                                                     2,555           2,959
Goodwill, net                                                                   6,364           6,894
Capitalized software, net                                                       4,460           3,537
Other assets                                                                      336             415
Net assets from discontinued operations                                         6,986           6,591
                                                                          -----------     -----------
                                                                          $    41,033     $    42,242
                                                                          ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $     2,140     $     3,457
    Accrued compensation and benefits                                           1,484           1,264
    Other accrued liabilities                                                   1,338           1,969
    Notes payable, current portion                                                233             899
    Deferred revenue                                                              342             416
                                                                          -----------     -----------
        Total current liabilities                                               5,537           8,005

Long-term liabilities:
    Deferred revenue                                                               64              --
    Other long-term obligations                                                 1,565           1,959
                                                                          -----------     -----------
        Total long-term liabilities                                             1,629           1,959

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000
      Authorized; none issued or outstanding                                       --              --
    Common stock, $.01 par value; 40,000 authorized; 25,893
      and 25,755 shares issued; 24,663 and 24,880 shares
      outstanding at January  31, 2003 and July 31, 2002,                         258             257
      respectively
    Treasury stock, 1,230 and 875 issued at January 31, 2003
      and July 31, 2002, respectively                                          (3,500)         (2,857)
    Additional paid-in capital                                                263,505         263,334
    Accumulated deficit                                                      (225,771)       (228,011)
    Unearned compensation                                                         (89)           (227)
    Accumulated other comprehensive income                                       (536)           (218)
                                                                          -----------     -----------
        Total stockholders' equity                                             33,867          32,278
                                                                          -----------     -----------
                                                                          $    41,033     $    42,242
                                                                          ===========     ===========

                   The accompanying notes are an integral part of these consolidated financial statements

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                                          FOR THE                             FOR THE
                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JANUARY 31,                         JANUARY 31,
                                                                   2003              2002              2003              2002
                                                               -------------     -------------     -------------     -------------
                                                                         (UNAUDITED)                         (UNAUDITED)
REVENUES:
    Software and professional services                         $       1,031     $         375     $       2,245     $         457
    Intellectual property licensing                                    7,255                --            13,468                --
                                                               -------------     -------------     -------------     -------------
       Total revenues                                                  8,286               375            15,713               457
                                                               -------------     -------------     -------------     -------------

COST OF SALES:
    Software and professional services                                   740             2,802             1,473             2,995
    Intellectual property licensing                                    3,628                --             6,734                --
                                                               -------------     -------------     -------------     -------------
       Total cost of sales                                             4,368             2,802             8,207             2,995
                                                               -------------     -------------     -------------     -------------
    GROSS MARGIN                                                       3,918            (2,427)            7,506            (2,538)
                                                               -------------     -------------     -------------     -------------

OPERATING EXPENSE:
    Selling, general and administrative                                2,524             1,995             5,568             3,799
    Research and development                                             711               681             1,883             1,458
                                                               -------------     -------------     -------------     -------------
       Total operating expenses                                        3,235             2,676             7,451             5,257
                                                               -------------     -------------     -------------     -------------

INCOME (LOSS) FROM OPERATIONS                                            683            (5,103)               55            (7,795)
                                                               -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
    Interest income                                                       28                 3                86                 5
    Gain on investment                                                    --                --                --             1,670
    Interest expense and other                                           (37)                1               (38)                1
                                                               -------------     -------------     -------------     -------------
       TOTAL OTHER INCOME (EXPENSE)                                       (9)                4                48             1,676
                                                               -------------     -------------     -------------     -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS,
    BEFORE INCOME TAXES                                                  674            (5,099)              103            (6,119)
Provision for income taxes                                               (19)               --               (25)               --
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 655            (5,099)               78            (6,119)

    Income (loss) from discontinued operations,
      net of income taxes                                                660            (3,199)            2,162            (4,748)
    Loss on disposal, net of income taxes                                 --              (255)               --              (255)
                                                               -------------     -------------     -------------     -------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                                                  660            (3,454)            2,162            (5,003)
                                                               -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                              $       1,315     $      (8,553)    $       2,240     $     (11,122)
                                                               =============     =============     =============     =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations                       $        0.02     $       (0.20)    $        0.00     $       (0.25)
                                                               =============     =============     =============     =============
Income (loss) from discontinued operations                     $        0.03     $       (0.14)    $        0.09     $       (0.20)
                                                               =============     =============     =============     =============
Net income (loss)                                              $        0.05     $       (0.34)    $        0.09     $       (0.45)
                                                               =============     =============     =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                             24,638            24,802            24,725            24,829
    Diluted                                                           25,030            24,802            25,272            24,829


                   The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                                                      FOR THE
                                                                                 SIX MONTHS ENDED
                                                                                     JANUARY 31,
                                                                              2003               2002
                                                                          -------------     -------------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                             $          78     $      (6,119)
     Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operations:
        Depreciation and amortization                                             1,341             1,504
        Amortization of unearned compensation                                       180                51
        (Gain) loss on sale of fixed assets                                          --                34
        Asset impairment                                                             --             2,381
        Sale of accounts receivable                                                  --             1,171
        (Increase) decrease in accounts receivable                                 (282)            3,306
        Decrease in notes receivable                                                 95                --
        Increase in inventories                                                     (24)             (274)
        (Increase) decrease in prepaid expenses and other current                  (171)              171
        assets
        (Decrease) increase in accounts payable                                    (799)              115
        Decrease in other accrued liabilities                                      (592)           (2,116)
        Increase in deferred revenues                                                14               142
                                                                          -------------     -------------
            Net cash (used in) provided by operating activities                    (160)              366
                                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of short-term investments                                          1,499             1,591
     Net purchases of property and equipment                                       (216)             (476)
     Collection of notes receivable                                                  79               241
     Increase in capitalized software                                            (1,644)           (1,933)
     Increase in other assets                                                       (45)               --
                                                                          -------------     -------------
            Net cash used in investing activities                                  (327)             (577)
                                                                          -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock                                            139               712
     Purchase of treasury stock                                                    (651)           (1,377)
     Proceeds from notes payable                                                    119               498
     Payments on notes payable                                                     (446)             (309)
                                                                          -------------     -------------
            Net cash used in financing activities                                  (839)             (476)
                                                                          -------------     -------------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
      Net cash provided by discontinued operations                                1,455             2,031

Effect of translation exchange rates on cash                                         17               200
                                                                          -------------     -------------

Net increase in cash and equivalents                                                146             1,544

Cash and equivalents at beginning of period                                      17,237            15,848
                                                                          -------------     -------------
Cash and equivalents at end of period                                     $      17,383     $      17,392
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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. ("Forgent") as of January 31, 2003 and July 31, 2002 and the results of operations for the three and six months ended January 31, 2003 and January 31, 2002, and the cash flows for the six months ended January 31, 2003 and January 31, 2002. The results for interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - DISCONTINUED OPERATIONS

         On January 6, 2003, Forgent signed a definitive agreement to sell the operations and substantially all of the assets of its videoconferencing hardware services business, based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group ("Gores"), a privately held international acquisition and management firm, in order to focus solely on growing its software and professional services and its intellectual property licensing businesses. The acquisition agreement calls for consideration of $10.0 million in cash and the assumption of approximately $8.0 million in liabilities, subject to adjustments. Approximately 84% of the liabilities to be assumed represents deferred revenue and the remaining 16% represents certain identified accounts payable and capital lease obligations. The assets sold include accounts receivable, inventory, fixed assets, and certain prepaid assets. The transaction is subject to certain regulatory filings, approval by the Company's shareholders, and other customary conditions. Forgent and Gores will also execute co-marketing and reseller agreements, allowing both companies to provide software, software-related services and hardware services to their customers and prospects.

         The divestiture is a strategic move that is designed to enable Forgent to focus on growing its software and professional services and its intellectual property licensing businesses, increasing its cash balances, improving its gross margins and reducing its operating expenses. Customers of Forgent's videoconferencing hardware services business should also benefit from the divestiture by having a service provider focused on services as its primary business. Management anticipates finalizing the sale by May 2003. Management anticipates that Gores will retain the approximately 70 employees, currently employed by Forgent's videoconferencing hardware services business. Once the sale of the videoconferencing hardware services business unit is finalized, Forgent will employ approximately 90 employees.

         In April 2002, Forgent sold inventory and certain other assets related to its integration business to SPL Integrated Solutions ("SPL"), a leading nationwide integrator that designs and installs large-display videoconferencing systems and fully integrated multimedia systems for corporations, educational institutions and government agencies. SPL currently provides all of the integration services for Forgent and Forgent became the exclusive service provider for SPL, thus allowing each company to strengthen and to significantly expand its individual core services while complementing each others' product offerings. As a result of the sale of its integration business, Forgent received $150 in cash and a $282 note receivable from SPL. SPL absorbed 15 members of Forgent's Professional Services Integration team and re-located to Forgent's facility in King of Prussia, Pennsylvania, where the combined team of engineers and technicians manage and execute the delivery of audio-video system integration and

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

support. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third quarter of fiscal 2002. The sale allowed Forgent to focus its strengths and resources on growing its software business while still providing multimedia systems to its customers through SPL. As of January 31, 2003, the balance on the note receivable from SPL was $94.

         After receiving approval from the Company's shareholders during its 2001 annual meeting, Forgent finalized the sale of its Products business unit, including the VTEL name, on January 23, 2002 in order to devote its energies and resources to the development of Forgent's software business. The sale of the operations and substantially all of the assets used in the Products business unit was made to VTEL Products Corporation ("VTEL"), a privately held company created by the former Vice-President of Manufacturing of the Products business unit and two other senior management members of the Products business unit. As a result, the Company received cash of $500, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5,000 and 1,045 shares of common stock, par value $0.01 per share, representing 19.9% of the new company's fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how, and information of the Company that was used in the daily operations of the Products business unit. The group of management who purchased the products division (now referred to as VTEL) put up $500 of their own money at the closing. In addition, VTEL also received a $750 line of credit from a bank, which was not guaranteed by Forgent. The facilities lease was signed over to VTEL, which was accepted by the landlord with no further obligations by Forgent. Furthermore, Forgent did not remain contingently liable for performance on existing contracts or future contracts entered into by the newly formed entity. The Company does not have any continuing involvement in the go-forward operations of VTEL. It does not have veto power or any means to exercise influence over the operations of that company. The Company has made no guarantees with respect to any business matters as they relate to VTEL nor are there any situations whereby the Company would be required to reassume any obligations of VTEL.Due to uncertainties regarding VTEL's future business, Forgent fully reserved its equity interest in VTEL.

         VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement, and management is currently renegotiating the terms of the note. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL during the third fiscal quarter of 2002. However, management is continuing its efforts on collecting these outstanding notes receivables despite the low probability of collection due to VTEL's current financial condition. During the quarter ended October 31, 2002, management agreed with VTEL's management to offset Forgent's accounts payable to VTEL with its accounts receivable and notes receivable from VTEL. The net $499 Forgent liability was offset with the note in default, thus relieving $499 of the reserve on the notes receivable. No cash was exchanged with this transaction.

         As a result of the sales of the products, integration, and videoconferencing hardware services businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. For the three and six months ended January 31, 2003, the Company recorded a $660 and $2,162 gain for its discontinued operations, respectively. For the three and six months ended January 31, 2002, the Company recorded a $3,454 and $5,003 loss for its discontinued operations, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS

         As approved by each company's board of directors, Forgent acquired certain assets and liabilities of Global Scheduling Solutions, Inc., a global provider of enterprise conference room scheduling and resource management solutions, on June, 4, 2002. Forgent agreed to pay Global Scheduling Solutions, Inc. a combination of $3,750 in cash, $250 held in escrow for representations and warrants, and $700 tied to certain future contingent "earn-out" payments and the assumption of certain liabilities. The $700 liability was dependent upon the purchased assets generating a certain level of net revenue between April 2002 and September 2002. The acquisition was accounted for as a purchase of assets. Accordingly, the purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Approximately $5,229 was recorded as goodwill, which represents the excess of total cost over tangible and intangible assets acquired. Forgent continues to market Global Scheduling Solutions, Inc.'s acquired flagship product, Global Scheduling System, an industry leading web-based application that combines the management of large-scale meeting environments and all necessary resources and services while reducing the cost and time associated with such management. As a result of the acquisition, Forgent became a leading vendor that provides complete one-stop video network scheduling, launching, monitoring and management solution.

         During the three months ended January 31, 2003, management settled the contingent liability and paid Global Scheduling Solutions, Inc. $375. As part of the settlement, the $250 held in escrow was relieved. Therefore, the related goodwill was adjusted for the remaining contingent liability of $325 and the $250 escrow. Additionally, the related goodwill was adjusted for $45 as a result of finalizing the valuation of the assets acquired and liabilities assumed. As of January 31, 2003, the Company no longer had any liabilities owed to Global Scheduling Solutions, Inc.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

         In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the Company's other comprehensive income
(loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three and six months ended January 31, 2003 was $1,303 and $2,458, respectively, and comprehensive loss for the three and six months ended January 31, 2002 was $8,242 and $12,559, respectively.

NOTE 5 - RESTRUCTURING ACTIVITIES

         In August 2001, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's software and professional services and intellectual property licensing businesses as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $818 in the first quarter of fiscal 2002 for the restructuring and is disclosed as part of discontinued operations on the Consolidated Statement of Operations. All of the involuntary termination benefits were paid in fiscal 2002.

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

         The Company utilized derivatives designated as cash flow hedges to ensure a minimum level of cash flows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. During the three months ended October 31, 2001, the remaining 77 shares of Polycom were sold under a cash flow hedge and $1.7 million was reclassed from other comprehensive income to earnings.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of this statement for any restructuring activities initiated after December 31, 2002. No such activities were initiated during the three months ended January 31, 2003.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)
--------------------------------------------------------------------------------

Lived Assets and for Long-Lived Assets to be Disposed Of," as well as the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. Effective August 1, 2002, the Company adopted SFAS No. 144, which did not have a significant impact on its financial statements.

NOTE 8 - SEGMENT INFORMATION

         As a result of the Company's current business strategy, the Company operates in two distinct segments: software and professional services, and intellectual property licensing. Forgent's software and professional services business provides customers with video network management and scheduling software applications as well as software customization, installation, and training, network consulting, hardware devices, and other comprehensive related services. Forgent's intellectual property licensing business is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts.

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

         The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for the three and six months ended January 31, 2003 and 2002:

                                                                SOFTWARE &         INTELLECTUAL
                                                               PROFESSIONAL          PROPERTY
                                                                 SERVICES            LICENSING            TOTAL
                                                             ----------------     ---------------    ----------------
      FOR THE THREE-MONTH PERIOD ENDING JANUARY 31, 2003
      Revenues from unaffiliated customers                         $   1,031            $  7,255            $  8,286
      Gross margin                                                       291               3,627               3,918
      Operating (loss) income                                         (2,501)              3,184                 683

      FOR THE THREE-MONTH PERIOD ENDING JANUARY 31, 2002
      Revenues from unaffiliated customers                         $     375            $      -            $    375
      Gross margin                                                    (2,427)                  -              (2,427)
      Operating (loss) income                                         (4,928)               (175)             (5,103)

      FOR THE SIX-MONTH PERIOD ENDING JANUARY 31, 2003
      Revenues from unaffiliated customers                         $   2,245            $ 13,468            $ 15,713
      Gross margin                                                       772               6,734               7,506
      Operating (loss) income                                         (5,619)              5,674                  55

      FOR THE SIX-MONTH PERIOD ENDING JANUARY 31, 2002
      Revenues from unaffiliated customers                         $     457            $      -            $    457
      Gross margin                                                    (2,538)                  -              (2,538)
      Operating (loss) income                                         (7,507)               (288)             (7,795)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following review of Forgent's financial position as of January 31, 2003 and July 31, 2002 and for the three and six months ended January 31, 2003 and 2002 should be read in conjunction with the Company's 2002 Annual Report on Form 10-K and 2002 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 29, 2002 and November 27, 2002, respectively.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

                                                                     FOR THE THREE             FOR THE SIX
                                                                     MONTHS ENDED             MONTHS ENDED
                                                                      JANUARY 31,              JANUARY 31,
                                                                   2003         2002        2003         2002
    Software and professional services revenues                     12%          100%         14%          100%
    Intellectual property licensing revenues                        88            --          86            --
    Gross margin                                                    47         ( 647)         48          (555)
    Selling, general and administrative                             30           532          35           831
    Research and development                                         9           182          12           319
    Total operating expenses                                        39           714          47         1,150
    Other income, net                                               --             1          --           367
    Income (loss) from continuing operations                         8        (1,360)         --        (1,339)
    Income (loss) from discontinued operations                       8          (921)         14        (1,095)
    Net income (loss)                                               16%       (2,281)%        14%       (2,434)%

THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002

         REVENUES. Revenues for the three months ended January 31, 2003 were $8.3 million, an increase of $7.9 million, or 2,110%, from the $0.4 million reported for the three months ended January 31, 2002. Revenues for the six months ended January 31, 2003 were $15.7 million, an increase of $15.2 million, or 3,338%, from the $0.5 million reported for the six months ended January 31, 2002. Consolidated revenues represent the combined revenues including sale of Forgent's software products, software customization, installation, and training, network consulting, hardware devices, and other comprehensive professional services as well as royalties received from licensing the Company's intellectual property. Consolidated revenues do not include any revenues from Forgent's discontinued products business, which manufactured and sold endpoint systems, the Company's discontinued integration business, which provided customized videoconferencing solutions, or the Company's discontinued videoconferencing hardware services business, which provided hardware maintenance service and other technical services.

         Software and professional services revenues increased by $0.6 million, or 175%, to $1.0 million for the quarter ended January 31, 2003 from $0.4 million for the quarter ended January 31, 2002. Software and professional services revenues increased by $1.7 million, or 391%, to $2.2 million for the six months ended January 31, 2003 from $0.5 million for the six months ended January 31, 2002. Software and professional services revenues as a percentage of total revenues were 12% and 14% for the three and six months ended January 31, 2003 and 2002, respectively, and were 100% for the three and six months ended January 31, 2002. Revenues from this line of business include sales of Forgent's Video Network Platform ("VNP"), Global Scheduling System ("GSS"), and VideoWorks, which is a bundling of Forgent's software products and may include hardware devices based on customer preference. Also included are professional services, and royalties. VNP is an enterprise-class network management software product designed to manage video, voice and web content on multi-protocol, multi-vendor networks, and is designed to schedule, monitor and manage enterprise video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications, as well as cost of ownership. GSS is a web-based scheduling application that helps organizations plan, execute, and manage their meeting environments effectively and efficiently. Forgent's professional services include software customization, installation, and training, and network consulting services to evaluate and analyze customers' networks as well as to test multiple network systems for manageability, interoperability, and optimum connectivity.

         During the three months ended January 31, 2003, Forgent sold additional software licenses. However, software and professional services revenues decreased by 15% over the first fiscal quarter. Despite a significant increase in the number of customers interested in the Company's software during the three months ended January 31, 2003, unpredictable delays in the sales cycle caused anticipated sales for the second fiscal quarter to be delayed. Management believes that these delays are attributable to the current lack of spending by corporate IT departments and the seasonality impact, which caused customer reviews and approvals to be lengthened. As the Company's sales organization matures and fully implements its strategies to demonstrate to potential customers the comprehensive and cost saving solutions Forgent provides, management expects software and professional services revenues to become more predictable.

         Intellectual property licensing revenues were $7.3 million and $13.5 million for the three and six months ended January 31, 2003, respectively. No such revenues were generated during the three and six months ended January 31, 2002. Intellectual property licensing revenues represented 88% and 86% of total revenues for the three and six months ended January 31, 2003, respectively. These licensing revenues relate to one-time intellectual property licensing agreements with companies for Forgent's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. These licenses were fully paid during the second fiscal quarter, thus continuing the success of the Company's developing Patent Licensing Program. The Company does not anticipate any additional intellectual property revenue from these companies but it continues to actively seek licenses with other users of its intellectual property.

         The second fiscal quarter of 2003 marks the fourth consecutive quarter that Forgent has generated intellectual property licensing revenues. To date, Forgent has achieved $44.6 million in revenues from these licensing agreements. Although initially targeting manufacturers of digital cameras, the Company is currently notifying companies with a much broader field of use. Since January 31, 2003, Forgent has entered into additional license agreements and the Company continues to actively seek licenses with other users of its intellectual property. With less uncertainty and more evidence of the Company's Patent Licensing Program's success, management anticipates generating revenues from its intellectual property licensing segment during the next fiscal quarter, as well as the next fiscal year. Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the intellectual property licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to others.

         GROSS MARGIN. Gross margins increased $6.3 million, or 261%, to $3.9 million for the three months ended January 31, 2003 from ($2.4) million for the three months ended January 31, 2002. Gross margins increased $10.0 million, or 396%, to $7.5 million for the six months ended January 31, 2003 from ($2.5) million for the six months ended January 31, 2002. Gross margin as a percentage of total revenues was 47% and 48% for the three and six months ended January 31, 2003, respectively, an increase from the gross margin as a percentage of total revenues of (647%) and (555%) for the three and six months ended January 31, 2002, respectively.

         The Company's total gross margins grew significantly during the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002 due primarily to two reasons. First, $3,627, or 57%, of the increase resulted from the patent license agreements signed during the three months ended January 31, 2003. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The current contingent legal fees are based on 50% of the aggregate recoveries received on the signed agreements and are paid to a national law firm per the Company's agreement with this firm. Because of the inherent risks in licensing intellectual property, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent's foreign counterparts, gross margins could be adversely affected in the future if intellectual property licensing revenues decline.

         Second, $2,381, or 38%, of the increase resulted from the impairment of capitalized software development costs associated with the video streaming technology during the three months ended January 31, 2002. Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback as an added feature to its VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks were performing. Therefore, management determined the video streaming technology would not be used in the development of VNP and impaired $2,381 of the related capitalized software development costs, which was included in software and professional services cost of sales during the three months ended January 31, 2002.

         Similarly, of the $10,044 increase in gross margins for the six months ended January 31, 2003 as compared to the six months ended January 31, 2002, approximately 67% resulted from patent license agreements during the three months ended January 31, 2003 and approximately 24% resulted from the impairment of capitalized software development costs associated with the video streaming technology during the three months ended January 31, 2002.

         For the three months ended January 31, 2003, approximately 66% of the cost of sales associated with the software and professional services business resulted from the amortization of the Company's capitalized software development costs and compensation. Thus, the cost of sales from this line of business is relatively fixed, and remained relatively flat compared to the cost of sales incurred during the first fiscal quarter. Therefore, gross margins from the software and professional services business is directly affected by the related revenues generated. As discussed above, software and professional services revenues slightly declined during the second fiscal quarter as compared to the first fiscal quarter, which caused a decrease in gross margins. Based on identified strategies to grow revenues from this line of business, management anticipates additional sales to generate higher gross margins in absolute terms and in terms of percentage of revenue.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased by $0.5 million, or 27%, to $2.5 million for the quarter ended January 31, 2003 from $2.0 million for the quarter ended January 31, 2002. SG&A expenses increased by $1.8 million, or 47%, to $5.6 million for the six months ended January 31, 2003 from $3.8 million for the six months ended January 31, 2002. SG&A expenses as a percentage of revenues were 30% and 532% for the three months ended January 31, 2003 and 2002, respectively, and were 35% and 831% for the six months ended January 31, 2003 and 2002, respectively.

         The $0.5 million increase in SG&A expenses during the three months ended January 31, 2003, as compared to the three months ended January 31, 2002, is due primarily to $0.3 million in expenses related to the Patent Licensing Program, and a $0.3 million increase in sales and marketing expenses. Similarly, the $1.8 million increase in SG&A expenses during the six months ended January 31, 2003, as compared to the six months ended January 31, 2002, is due primarily to $0.8 million in expenses related to the Patent Licensing Program, and a $1.1 million increase in sales and marketing expenses.

         When Forgent acquired certain assets and liabilities of Global Scheduling Systems Inc. during the fourth fiscal quarter of 2002, Forgent's sales force more than doubled. Additionally, Forgent hired a Senior Vice-President of Sales during the first fiscal quarter. These additional personnel, among a few other sales hires, primarily account for the increase in sales and marketing expenses during the three and six months ended January 31, 2003. Forgent's new sales structure was implemented during the first fiscal quarter and has been improved during the second fiscal quarter to hire experienced enterprise software sales veterans, to implement improved sales execution tactics, and to modify the sales commission structure. As a result, the sales organization significantly increased the sales pipeline during the three months ended January 31, 2003. There can be no assurance, however, that sales from this pipeline will be finalized. The Company will continue to implement its sales strategy to further increase its sales pipeline and more importantly, to finalize sales transactions to generate revenues. Additionally, during the three and six months ended January 31, 2003, Forgent's Patent Licensing Program incurred consulting expenses, international travel and other related expenses, which were not incurred during the comparable periods ended January 31, 2002.

         As compared to the prior fiscal quarter, Forgent decreased its SG&A expenses during the three months ended January 31, 2003 by $0.5 million, or 17% and intends to further decrease any unnecessary SG&A expenses that do not directly support the generation of revenues for Forgent. However, the future expense reductions will not impact the Company's ability to engage with its customers.

         RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased by $30 thousand, or 4%, to $0.7 million for the quarter ended January 31, 2003 from $0.7 million for the quarter ended January 31, 2002. R&D expenses increased by $0.4 million, or 29%, to $1.9 million for the six months ended January 31, 2003 from $1.5 million for the six months ended January 31, 2002. R&D as a percentage of revenues were 9% and 182% for the three months ended January 31, 2003 and 2002, respectively, and were 12% and 319% for the six months ended January 31, 2003 and 2002, respectively.

         During the three and six months ended January 31, 2003, the Company incurred $0.7 million and $1.9 million, respectively, in research and development expenses, which are related to the continued efforts on enhancing Forgent's award-winning Video Network Platform ("VNP") and Global Scheduling System ("GSS"). VNP 3.0, the Company's upcoming version of its network management software product, leverages in-house bridges to reduce reliance on costly audio service providers in order to schedule mixed audio and video or standalone audio conferences. The new release will allow for the seamless hand-off of overflow requests for internal resources to specified external service providers. VNP 3.0 also will add several new administrative options for autoconfiguring and dialing complex calls and support for automatically alerting and handling unanticipated calls involving ISDN and IP endpoints. These additions will allow administrators to set policies which automatically terminate unwanted calls or notify operations that unauthorized calls are in progress. GSS Version 4.0 fully integrates its capabilities with corporate scheduling standards Microsoft(R) Outlook(R) and Lotus Notes and will enable organizations to empower their users to concurrently schedule all elements of their meetings including rooms, audio/video conferencing, catering, equipment, and technicians, directly from their current scheduling tool. Additionally, GSS 4.0 will provide organizations improved abilities to control and track the access, use, and costs associated with their meeting environment. Both enhanced versions of the Company's software products will be made available to the general public in the United States, Europe, and Australia starting in July 2003.

         The R&D expenses are net of $0.8 million and $1.6 million capitalized during the three and six months ended January 31, 2003, respectively. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related projects, generally three years. As of January 31, 2003, approximately 92% of the Company's capitalized software development costs related to efforts on designing Forgent's VNP and 8% related to efforts on designing GSS.

         During the three months ended January 31, 2003, Forgent filed five new collaboration management patents with the United States Patent and Trademark Office. Forgent currently has fifty-nine applications on file with the United States Patent and Trademark Office, including patents originally filed by the Company's divested products business unit. Forgent holds approximately forty issued patents related to videoconferencing, data compression, video mail and other technology developed or acquired by the Company.

         Forgent's ability to successfully develop software solutions to enable enterprise collaboration networks is a significant factor in the Company's success. As Forgent develops its research and development strategy, management anticipates additional costs associated with the recruiting and retention of engineering professionals. Management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue. However, the Company's control of its R&D expenses will not impact Forgent's ability to develop new products since management believes Forgent's ultimate future success is based primarily on the development and success of its solution offerings related to its software roadmap.

         OTHER INCOME. Other income decreased by $13 thousand, or 325%, to ($9) thousand for the quarter ended January 31, 2003 from $4 thousand for the quarter ended January 31, 2002. Other income decreased by $1.6 million, or 97%, to $0.0 million for the six months ended January 31, 2003 from $1.6 million for the six months ended January 31, 2002. Other income as a percentage of revenues were 0% and 1% for the three months ended January 31, 2003 and 2002, respectively, and were 0% and 367% for the six months ended January 31, 2003 and 2002, respectively. The $1.6 million decrease during the six months ended January 31, 2003 is due primarily to the 76,625 shares of Polycom common stock that were sold under a cash flow hedge, resulting in a $1.7 million realized gain for the first fiscal quarter of 2002. The Company no longer had any investment in Polycom as of October 31, 2001.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. During fiscal year 2002, the Company sold the operations and substantially all of the assets of its VTEL products business, including the VTEL name, to VTEL Products Corporation ("VTEL") and the operations and assets of its integration business to SPL Integrated Solutions. During the three months ended January 31, 2003, Forgent signed a definitive agreement to sell the operations and substantially all of the assets of its videoconferencing hardware services business, based in King of Prussia, Pennsylvania, to a privately held international equity firm. These sales allow the Company to focus on growing its software and professional services business and its intellectual property licensing business. Accordingly, the products, integration and videoconferencing hardware services businesses have been accounted for and presented as discontinued operations in the consolidated financial statements.

         Income from discontinued operations was $0.7 million and $2.2 million for the three and six months ended January 31, 2003, respectively. Loss from discontinued operations was $3.5 million and $5.0 million for the three and six months ended January 31, 2002, respectively. Income from discontinued operations was 8% and 14% of total revenues for the three and six months ended January 31, 2003. Loss from discontinued operations was 921% and 1,095% of total revenues for the three and six months ended January 31, 2002. The increase in income from discontinued operations for the three months ended January 31, 2003, as compared to the three months ended January 31, 2002, is due to $6.2 million loss generated by the products and integration businesses for the second fiscal quarter in fiscal 2002. No such losses were incurred during the three months ended January 31, 2003. The decrease in losses were offset by a $2.1 million decrease in income generated by the videoconferencing hardware services business during the same time period. Similarly, the increase in income from discontinued operations for the six months ended January 31, 2003, as compared to the six months ended January 31, 2002, is due to $8.7 million loss generated by the products and integration businesses for the first half in fiscal 2002. No such losses were incurred during the six months ended January 31, 2003. The decrease in losses were offset by a $2.1 million decrease in income generated by the videoconferencing hardware services business during the same time period and the $0.5 million partial reversal of the reserve on the notes receivable from VTEL (see Note 2).

         NET INCOME (LOSS). Forgent generated net income of $1.3 million, or $0.05 per share, during the quarter ended January 31, 2003, as compared to a net loss of $8.6 million, or $0.34 per share, during the quarter ended January 31, 2002. Forgent generated net income of $2.2 million, or $0.09 per share, for the six months ended January 31, 2003, as compared to a net loss of $11.1 million, or $0.45 per share, for the six months ended January 31, 2002. Net income (loss) as a percentage of total revenues was 16% and (2,281%) for the three months ended January 31, 2003 and 2002, respectively. Net income (loss) as a percentage of total revenues was 14% and (2,434%) for the six months ended January 31, 2003 and 2002, respectively.

         Net income increased by $9.9 million or 115% during the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. Approximately 42%, or $4.1 million, of the increase is due to the improvement in earnings from discontinued operations and 37%, or $3.6 million, is due to the gross margins generated by the intellectual property licensing business. Net income increased by $13.4 million or 120% during the six months ended January 31, 2003 as compared to the six months ended January 31, 2002. The increase is due primarily to $7.2 million improvement in earnings from discontinued operations and $6.7 million gross margins generated by the intellectual property licensing business, which was offset by $1.7 million decrease in gain from investment.

         During the three months ended January 31, 2003, as compared to the prior fiscal quarter, Forgent grew total revenues by 12%, decreased total operating expenses by 23%, and improved earnings per share by $0.01. The second fiscal quarter also marked Forgent's fourth consecutive quarter of intellectual property licensing revenues and profitability. Additionally, the Company signed a definitive agreement to sell its videoconferencing hardware services business, thus eliminating efforts required to improve operations unrelated to Forgent's core competencies. These significant indicators, as well as those achieved in the research and development of the Company's software products, further strengthen the Company's resolve to become a collaboration software company that delivers enterprise solutions. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

LIQUIDITY AND CAPITAL RESOURCES

         On January 31, 2003, Forgent had working capital of $14.8 million, including the Company's principal source of liquidity, which consisted of $18.6 million in cash, cash equivalents and short-term investments. During the three months ended January 31, 2003, the Company grew its cash and short-term investments balance by over 27% and its working capital by over 17% from the end of the previous fiscal quarter.

         Cash used in operating activities was $0.2 million for the six months ended January 31, 2003 due to a $1.3 million of non-cash depreciation and amortization expenses, which was offset by a $1.4 million decrease in accounts payable and other accrued liabilities. Cash provided by operating activities was $0.4 million for the six months ended January 31, 2002 and largely resulted from a $6.1 million net loss and a $2.1 million decrease in other accrued liabilities, which were offset by a $4.5 million sale and decrease in accounts receivable, $2.4 million of non-cash impairment, and $1.5 million of non-cash depreciation and amortization expenses. During the six months ended January 31, 2003, the Company collected $6.7 million in royalties from its intellectual property licensing agreements and anticipates collecting additional royalties in future quarters. This significant internal source of cash provides funding for the Company's current software and professional services operations and allows management to strategically utilize this positive cash flow to invest further in developing Forgent's VNP, GSS, and VideoWorks software. Furthermore, management is exploring other opportunities for growing the software business through acquisitions. As more license agreements are signed and related payments are received under the continued success of the Company's Patent Licensing Program, management anticipates that the Company's cash position will strengthen. However, risks and uncertainties remain as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to limit its cash consumption and continue to preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, increased expense levels and other factors. During the six months ended January 31, 2003, the Company's discontinued operations generated $1.5 million in cash. Therefore, with the final divestiture of Forgent's videoconferencing hardware service business, management expects a decrease in cash provided by its discontinued operations.

         Cash used in investing activities was $0.3 million for the six months ended January 31, 2003 due to the $1.6 million capitalization of software development costs, which was offset by $1.5 million in net sales of short-term investments. Cash used in investing activities was $0.6 million for the six months ended January 31, 2002 due primarily to the $1.9 million capitalization of software development, which was offset by $1.6 million net sales of short-term investments. During the three months ended October 31, 2001, Forgent sold its remaining investment in Polycom, resulting in a net cash inflow of $1.8 million, which significantly contributed to decreasing the cash used in investing activities.

         Cash used in financing activities was $0.8 for the six months ended January 31, 2003 due primarily to the $0.7 million purchase of treasury stock. Cash used in financing activities was $0.5 for the six months ended January 31, 2002 due largely to the $1.4 million purchase of treasury stock, which was offset by $0.7 million net proceeds from the issuance of stock. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million of the Company's common stock. During the first fiscal quarter of 2003, Forgent's board of directors approved the repurchase of an additional million shares of the Company's stock. During the six months ended January 31, 2003, the Company repurchased 354,686 shares for $0.7 million, bringing the total number of shares repurchased to date to 1.2 million shares. Management intends to repurchase additional shares in fiscal 2003, depending on the Company's cash position, market conditions, and other factors. During the six months ended January 31,

2002 Forgent entered into a three-year notes payable of $0.5 million for the purchase of the Company's new accounting system. At January 31, 2003, Forgent did not have a line of credit in place. Based on the Company's strong cash position and the significant cash inflows generated from the intellectual property licensing agreements, management does not expect to obtain any line of credit during the current fiscal year.

LEGAL MATTERS

         Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition or results of operations.

         In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company's Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the Board of Directors and consultant to the Company, which the defendant asserts is at least $5 million. The Company does not believe the counter claim has merit and intends to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

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

         Management believes the following represent Forgent's critical accounting policies:

REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

         The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred. The Company's arrangements with resellers does not allow for any rights of return.

         Software and professional service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company's software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training, and installation services related to the sale of the software products. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract, which is in accordance with the Company's standard price list. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to training and installation service elements is recognized as the services are performed. The Company's training and installation services are not essential to the functionality of its products as (1) such services are available from other vendors and (2) the Company has sufficient experience in providing such services. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of the Company's software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

         Intellectual property licensing revenue is derived from the Company's Patent Licensing Program, which is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales.

         Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue. Deferred revenues are recognized in the statement of operations over the terms of the arrangements, primarily ranging from one to three years.

CREDIT POLICY

         The Company reviews potential customers' credit ratings to evaluate customers' ability to pay an obligation within the payment term, which is net thirty days. When payment is reasonably assured, and no known barriers exist to legally enforcing the payment, the Company extends credit to customers, not to exceed 10% of their net worth. An account is placed on "Credit Hold" if it is thirty days past due or a placed order exceeds the credit limit, and may be placed on "Credit Hold" sooner if circumstances warrant. The Company follows its credit policy consistently and constantly monitors all of its delinquent accounts for indications of uncollectibility.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company maintains an allowance for doubtful accounts to estimate losses from uncollectable customer receivables. This estimate is based in the aggregate, on historical collection experience, age of receivables and general economic conditions. It also considers individual customers' payment experience, credit-worthiness and age of receivable balances.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standards ('SFAS") No. 142, "Goodwill and Other Intangible Assets" on August 1, 2001 and thus is required to review the carrying value of goodwill and other intangible assets annually. Forgent also reviews goodwill and other intangibles for possible impairment whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization; significant underperformance of operating units; significant changes in market conditions and trends. If a review event has occurred, the value of the goodwill or intangible is compared to the estimate of future cash flows, and if required, an impairment is recorded.

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

GENERAL ECONOMIC AND INDUSTRY CONDITIONS

         Any adverse change in general economic, business or industry conditions could have a material adverse effect on the Company's business, prospects and financial performance if those conditions caused customers or potential customers to reduce or delay their investments in software and professional services. Due to the current economic circumstances affecting U.S. businesses, there has been a slow down in capital spending, which adversely affects the willingness of companies to purchase enterprise software products and professional services. If this slow down is prolonged, current economic conditions could have a continued adverse effect on the demand for the Company's products and services and could result in declining revenue and earnings growth rates for the Company.

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

SALES CYCLE

         Forgent has a long sales cycle because it generally takes time to educate potential customers regarding the use and benefits of its software applications. The long sales cycle makes it difficult to predict the quarter in which sales may fall. Because the Company's expense levels are relatively fixed, the shift of sales from one quarter to a later quarter will adversely affect results in operations in an affected quarter, as the Company would not be able to adjust its expense levels to match fluctuations in revenues. If the Company failed to meet expectations by shareholders, analysts or others as to products sales anticipated in any particular quarter, the market price of the Company's stock may significantly decrease.

PRODUCT IMPLEMENTATION

         The Company recognizes a portion of its revenue from product sales upon implementation of its software, and the timing of product implementation could cause significant variability in product license revenues and operating results for any particular period.

NEW BUSINESS MODEL

         In accordance with its reorganization efforts previously described, the Company is currently transitioning its business and realigning its strategic focus towards a new core market, software and professional services. Internal changes resulting from the business restructuring announced during 2001 and 2002 are substantially complete, but many factors may negatively impact the Company's ability to implement its strategic focus, including the ability or possible inability to manage the implementation and development of its new product and professional service business, sustain the productivity of Forgent's workforce and retain key employees, manage operating expenses and quickly respond to and recover from unforeseen events associated with the reorganization. The Company may be required by market conditions and other factors to undertake additional restructuring efforts in the future. Forgent's business, results of operations or financial condition could be materially adversely affected if it is unable to manage the implementation and development of its new business strategy, sustain the productivity of its workforce and retain key employees, manage its operating expenses or quickly respond to and recover from unforeseen events associated with any future restructuring efforts.

LIMITED OPERATING HISTORY

         Despite being founded in 1985, Forgent has a limited operating history because of the Company's recent transition to a software and professional services company. As a result of its limited operating history, Forgent cannot forecast revenue and operating expenses based on historical results. The Company's ability to forecast accurate quarterly revenue is limited because Forgent's software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. The Company's business, operating results and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

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

SOFTWARE MARKETING AND SALES

         Forgent's software products are relatively new to the market and the Company, and as such, have limited market awareness and to date, limited sales. Forgent's VNP software product was introduced in the fall of 2001, and Forgent acquired GSS in June 2002. The Company's future success will be dependent in significant part on its ability to generate demand for its software products and professional services. To this end, Forgent's direct and indirect sales operations must increase market awareness of its products to generate increased revenue. The Company's products and services require a sophisticated sales effort targeted at the senior management of its prospective customers. All new hires will require training and will take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

SOFTWARE AND PROFESSIONAL SERVICES DEVELOPMENT

         Forgent expects that its future financial performance will depend significantly on revenue from existing and future enterprise software products and the related tools that the Company plans to develop, which is subject to significant risks. There are significant risks inherent in a new product introduction, such as its VNP and GSS software products. Market acceptance of these and future products will depend on continued market development for collaboration management. Forgent cannot be certain that its existing or future products offerings will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If the Company's products do not meet customer needs or expectations, for whatever reason, the Company's sales would be adversely affected and further, upgrading or enhancing the product could be costly and time consuming.

LICENSE PROGRAM

         The Company's intellectual property licensing revenues are difficult to predict. The Company's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program, and other risks that could adversely affect the Company's licensing program. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. If the Company fails to meet the expectations of public market analysts or investors, the market price of Forgent's common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the inability of licensees to pay the license and other fees, a decline in the demand for the Company's patented technology, higher than expected operating expenses, and license delays due to legal and other factors.

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

DIVESTITURE TRANSACTIONS

         As a result Forgent's transition to a software and professional services company, it has substantially completed a program to divest certain non-core assets, including a videoconferencing endpoint manufacturing business as well as other related businesses. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing markets. In addition, the Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on Forgent's business, financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure relates to interest rate risk and foreign currency exchange fluctuations. Forgent's interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company's investments, Forgent does not consider these risks to be significant. The Company previously invested in Accord Networks ("Accord") an Israeli-based manufacturer of networking equipment. In June of 2000, Accord filed an initial public offering on the NASDAQ stock exchange in which the Company was apportioned 1.3 million shares. In February 2001, Accord was acquired by Polycom Inc. ("Polycom") and Forgent's investment in Accord converted to 399,000 shares of Polycom. The Company sold 246,000 shares and then entered into a cash flow hedge to ensure a minimum level of cash flow from the 153,000 remaining shares. The settlement of these hedges and related shares of Polycom occurred in July and October 2001. During the three months ended October 31, 2001, the remaining Polycom shares were sold under a cash flow hedge, realizing $1.7 million in gain and $1.8 million in net cash flows. As of October 31, 2001, the Company no longer had market risks related to the Polycom stock.

         Forgent's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company historically utilized forward contracts to hedge its foreign currency exposure on firm commitments denominated in the Euro and Australian dollar. As of January 31, 2003 and January 31, 2002, the Company held no foreign currency contracts. Due to the Company's reduction in international offices and related reduction in foreign exchange risks, management does not anticipate any additional foreign currency hedges.

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

         In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company's Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the Board of Directors and consultant to the Company, which the defendant asserts is at least $5 million. The Company does not believe the counter claim has merit and intends to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

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



                                            FORGENT NETWORKS, INC.



March 17, 2003                              By: /s/ RICHARD N. SNYDER
                                                --------------------------------
                                                Richard N. Snyder
                                                Chief Executive Officer


                                            By: /s/ JAY C. PETERSON
                                                --------------------------------
                                                Jay C. Peterson
                                                Chief Financial Officer

                             FORGENT NETWORKS, INC.
                                JANUARY 31, 2003
                                 CERTIFICATIONS

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


                                          /s/ RICHARD N. SNYDER
                                          --------------------------------------
                                          Richard N. Snyder
                                          Chief Executive Officer
                                          March 17, 2003

                             FORGENT NETWORKS, INC.
                                JANUARY 31, 2003
                                 CERTIFICATIONS

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


                                        /s/ JAY C. PETERSON
                                        ----------------------------------------
                                        Jay C. Peterson
                                        Chief Financial Officer
                                        March 17, 2003

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002