Form 10-K/A
period 2002-07-31
FORGENT NETWORKS  INC
filed 2003-05-30
CIK 884144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         Yes  [ ]     No [X]

         Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

         The aggregate market value of 19,008,407 shares of the registrant's Common Stock held by nonaffiliates on February 28, 2003 was approximately $26,041,518. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

         At February 28, 2003 there were 24,690,544 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1. BUSINESS

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

         During fiscal 2002, the Company has transitioned itself from a videoconferencing hardware manufacturer and hardware-related services provider to an enterprise software and services provider. As the Company has evolved, it has focused its efforts on managing the collaboration environment, particularly video. Forgent started with a focus on videoconferencing and addressed the many problems that have plagued the industry in terms of usability and manageability. Based on its heritage and expertise, the Company is exploring the viability of managing other types of collaboration media. Examples include web and audio conferencing, which are challenged by the same technical issues and lack of standards prevalent in the videoconferencing industry. With its refocused efforts and resources, Forgent believes it is poised to provide the greatest opportunity for long-term success for the Company and its stockholders.

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

         Videoconferencing endpoints are available as room or group videoconferencing products, or set-top products. As broadband-based networks became more widely available, the demand for set-top or appliance type products increased and price points decreased, thereby encouraging the proliferation of video throughout the enterprise and down to the desktop. In addition, the composition of video networks evolved from single vendor endpoints to multi-vendor, multi-protocol endpoints and devices, and from pure Integrated Services Digital Network, or ISDN, to mixed ISDN and Internet Protocol ("IP") environments.

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

         After months of research, end user surveys and market assessment, in the second fiscal quarter of 2002, Forgent launched Video Network Platform, a video network management software product that delivers a robust set of features and capabilities for managing multi-protocol, multi-vendor video networks, commonly referred to as heterogeneous environments. Unlike other solutions from traditional device manufacturers that are based on proprietary protocols and therefore focused on managing only the device, VNP focuses on managing complex heterogeneous environments from the network out and overcomes the ease-of-use, reliability and manageability problems of heterogeneous video networks. Understanding that the video network world was moving from unmanaged isolated devices in an unconnected world to a world of connected, monitored, scheduled and managed network of devices, Forgent emulated the PC market, and developed a standards-based solution that enables administrators to monitor and manage all video devices on the network. VNP's ability to centralize management of the video network greatly reduces administrative costs of running the video network. In addition, VNP's ability to report on all videoconferencing activity provides users the ability to demonstrate return on investment of the videoconferencing network.

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

         In addition to the network management platform, scheduling is a critical component of an enterprise software solution that facilitates collaboration. Businesses, government and educational institutions have begun to recognize the need to schedule capital resources such as videoconferencing events and meeting rooms. To address those requirements, organizations have begun to create their own homegrown systems, adapt existing software applications to schedule rooms and equipment, or purchase stand-alone scheduling software applications. Appreciating the industry's need for scheduling software that provides increased levels of flexibility, robustness, and functionality for increasingly complex meeting environments due to the exponential growth of collaboration media, Forgent's Global Scheduling System, a web-based scheduling application, schedules rooms and all associated services such as equipment, technician support and catering. This robust capability augments existing scheduling applications such as Microsoft Outlook and Lotus Notes that are designed primarily to schedule people, as opposed to room and services schedulers. GSS streamlines conference scheduling, reduces conflicts associated with complex meetings and empowers users to schedule meetings without involving support queries.

CORPORATE STRATEGY

         Forgent's focus is on providing software and services that enable enterprises to collaborate effectively and efficiently. The Company's enterprise software products manage collaboration such that people can work together and drive to decisions faster with increased efficiency. Forgent's award-winning software and services help organizations manage the essential elements of collaboration - people, resources and technology - to maximize productivity. Forgent has emerged as a leading provider of a scheduling application and a network management platform, and plans to continue to enhance these products to extend its offerings beyond videoconferencing to include the management of other key collaboration media. As the Company evolves and enhances its product offerings, it will continue to adhere to the following strategies:

     - develop standards-based management tools that will allow effective and efficient collaboration to occur, regardless of the hardware or software brands that comprise the environment

     - support ISDN and IP-based networks, as well as the transition from ISDN to IP-based networks

     -   develop industry-leading technology that makes collaboration work

     - design software solutions that promote the ease of use, manageability and reliability of collaboration

     - support heterogeneous environments and alleviate the complexity associated with them

     - design increasing levels of automation into Forgent's software solutions

     - partner with leading software providers to offer best-of-breed solutions

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

         Forgent also intends to continue efforts to grow its network consulting and software integration services. The Network Consulting Services include a wide range of planning activities, deployment services and post installation support from the Company's H.320 and H.323 videoconferencing experts who provide customers with operational, tactical and strategic options with their video networks. Forgent has developed its Software Deployment and Integration Services offering to assist customers who have licensed Forgent's software products, and need assistance installing and fully deploying the software.

         In addition, Forgent intends to continue efforts to drive revenue from its new intellectual property licensing business and its legacy services business as a means to funding the software core business. Today, the Company's legacy service group supports thousands of customers worldwide and will continue to offer services such as total call management, 24x7 hotline support, emergency on-site support, and resident engineering services. While Forgent plans to continue actively pursuing new support and maintenance contracts for hardware products, primarily non-VTEL endpoints, the Company does expect to see continued decline in revenue from this line of business but anticipates replacing it over time with increased revenue from its other activities.

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

         Forgent believes its in-depth and broad-scoped experience in providing enterprise software and services for specific customer needs makes the Company positioned to addressing the past limitations with videoconferencing in order to generate new sources of revenue and provide increased growth in stockholder value. However, there can be no assurances that Forgent's strategy will be successful. Furthermore, if this strategy is successful, it is likely that other companies will attempt to duplicate this business model.

ENTERPRISE SOFTWARE & SERVICES

         With more than 20 years of expertise in the videoconferencing industry, Forgent was able to leverage its rich history to develop the industry's first multi-vendor, multi-protocol video network management platform - Video Network Platform - which was successfully launched in December 2001. Ensuring interoperability, the VNP software monitors and manages video and network devices from multiple vendors through a Common Operating Environment, and overcomes the ease-of-use, reliability and manageability problems that have plagued videoconferencing. Its intuitive graphical uses interface enables call administrators to easily configure scheduled or ad-hoc point-to-point or multi-point calls, as well as constantly manage companies' video devices, including LAN/WAN connected video endpoints, multiple control units, gatekeepers, gateways, and other network devices through customized views to provide real-time quality of service measurements. VNP further enhances the quality of service via real-time notifications and diagnostics of faults, events and network alarms to alert network administrators before critical problems impact users and via Call Detail Reports that accurately report on all call activity, thus reducing downtime and improving response time. By centralizing and automating the management of thousands of devices across disparate technologies, vendors, and locations, VNP allows companies to cost-effectively scale their video network to any size environment.

         Also in the fall of 2001, the Company formed a technology partnership with Global Scheduling Solutions, Inc., a provider of enterprise conference room scheduling and resource management solutions. The purpose of the technology partnership was to integrate VNP with Global Scheduling Solutions, Inc.'s flagship product, Global Scheduling System, a leading scheduling software product, to provide customers with a robust tool to schedule and manage video communications. Global Scheduling Solutions, Inc. and Forgent continued to build on that relationship and solution. After several months of successful co-marketing and joint sales activities, market acceptance of the integrated solution, and joint product development, Forgent acquired certain assets and liabilities of Global Scheduling Solutions, Inc., including GSS, in June 2002. GSS is a web-based scheduling application designed for organizations needing to manage large-scale meeting environments effectively and efficiently. The acquisition enabled Forgent to expand its market presence beyond video network management and into the realm of broader conference management.

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

         Forgent also provides network consulting, software installation, training and comprehensive related services to support its software products throughout the planning, preparation, configuration and deployment processes. Helping companies meet the challenges of deploying new technologies across the enterprise, the Company's Network Consulting and Integration Services offer expert assistance in evaluating current and evolving video network requirements including baseline audits, preparation of capacity plans, development of time-saving migration and implementation plans, and customized integration of Forgent's software with existing third-party applications or with customers' proprietary in-house applications. In terms of assisting customers with deployment of new technologies, Forgent's experienced engineers work side-by-side with customers in the Company's interoperability labs to conduct hands-on extensive testing of their networks to reproduce and resolve problems and to assure all devices work flawlessly together once deployment occurs. For customers who have selected VNP, GSS, or VideoWorks, Forgent's Software Deployment Services provide dedicated engineers to oversee and manage the installation, configuration, and roll-out to assure the application is up and running optimally to maximize the customer's return on their investment.

         With the introduction of its enterprise software and related services, Forgent is providing enterprise software products designed with the goal of transforming the videoconferencing industry from one proliferated with limiting proprietary architectures to one that offers functionality across multiple vendors and protocols for the end users. As the creator of a complete turnkey videoconferencing network management and scheduling solution, and an authorized provider of multiple brand-name hardware equipment, Forgent is able to deliver one-stop videoconferencing solutions.

         Forgent began its video network software and services business in fiscal 2002, and revenues as of the fiscal year ended July 31, 2002 were $2.2 million. While management believes it has made substantial progress to date in introducing its software products and services, the Company's results to date have been limited, and there can be no assurance that Forgent will be successful in building a business around its video network software and services. The Company has devoted significant resources and infrastructure to support the development of this line of business. These costs will be incurred, regardless of whether the software products and services are accepted in the market place. If these software products and services are not accepted as anticipated, the Company's results from operations will be adversely affected.

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

         In addition to installation and maintenance services, Forgent's commitment to supporting its customers with all of such customers' technical support regardless of the customers' locations is evidenced by several other services. The Company's Technical Assistance Center ("TAC") operates on a 24x7 basis and can quickly and efficiently tackle a wide range of technical support situations. Or customers can take advantage of Forgent's Total Call Management, which gives customers a single point of contact for all of their video needs. For more substantive technical support, customers may outsource their technical video support to Forgent through its Resident Engineer Services which provides a Forgent engineer on-site who can provide emergency on-site support for repairs, preventative maintenance, ongoing equipment evaluations and upgrades, and other required technical assistance. Additionally, Forgent has two exclusive interoperability labs that allow for real-world testing of video networking technology, regardless of brand, from personal and group communications products to peripheral components and network technology. In these labs, Forgent provides its customers the means to ensure that the products and components work, and more importantly, that they work together - before they buy - in order to receive the full value of their video network investments.

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

RESEARCH AND DEVELOPMENT

         During fiscal 2002, the Forgent development team continued to display technical leadership in the delivery of innovative video network management solutions. The technical staff demonstrated proficiency in many cutting-edge development disciplines, including Java, device management, client-server architectures, automation, database design, user interface design and web-based application development. Leveraging decades of enterprise software development experience obtained at IBM, EDS, Hewlett-Packard and the like, the team was able to deliver two major product releases during fiscal 2002. A robust software development process was used that relied on traditional and proven development methods, while being flexible enough to quickly respond to evolving market requirements and urgent customer needs.

         During fiscal 2002, the Forgent development team released its new Video Network Platform which manages heterogeneous vendor hardware equipment from a single management console. In addition, the Company deployed a new lights out automation software package known as VideoWorks. The software contained the Company's management software, a scheduling software, called Global Scheduling System or GSS, from a private company called International Video Conferencing Incorporated ("IVCI"), and integration software that creates a seamless interface to the user. Later in the year, the software scheduling product, GSS, was purchased by Forgent from IVCI and enhanced with two major point releases. Much of Forgent's research and development effort was to facilitate its collaboration software vision for the convergence of audio, video, and web into the conferencing experience.

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

         The Company has two distinct levels of partners in its Partner Program. The first level is the Premium Reseller Partner. Partners in this level are typically large firms specializing in total video integration projects. They contract to completely install the hardware, infrastructure and management software required for a complete videoconferencing system in a large company or government agency. The Company's contract with them allows the Premium Reseller Partner to resell the Company's products to the partner's end user customer as a part of a larger integration project. The Premium Reseller Partner commits to a minimum level of business per year with the Company, and for that commitment they receive a channel discount. The Company trains the Premium Reseller Partners to deal with all aspects of the sale and installation of the Company's software, which results in minimal costs of sales associated with these transactions. Currently, we have four active partners in the Premium Reseller Program - SPL, Inc., International Video Conferencing Incorporated (IVCI), York Telecommunications, Inc., and AVS, Inc., all of which have experience in selling and supporting videoconferencing and communications solutions in commercial, educational and/or government accounts. Several others are under evaluation for inclusion into the program, such as AT&T Networks, Verizon Telecommunications and IBM Global Services.

         The second level in the Company's Partner Program is the Preferred Referral Partner. The partners in this level are typically smaller regional firms that provide distribution for videoconferencing hardware vendors. From time to time, as a byproduct of the Preferred Referral Partners' normal business activities, they become aware of customer needs where the Company's products may provide value. A Preferred Referral Partner provides the Company with the name and particular information about this type of customer and their needs as a sales lead. If the Company accepts the sales lead, registers it for a particular Preferred Referral Partner, and subsequently closes a deal as a direct result of such a lead, the Company will pay the Preferred Referral Partner a sales lead referral fee. The Preferred Referral Partners make minimal best-efforts commitments to business volumes. These partners receive minimal sales training to familiarize them with the Company's products, which results in only a negligible reduction in the Company's cost of sales. Currently we have three active partners in the Preferred Referral Partner Program - TKO, Inc. (Southern California), ISI (Mid-South), and Signet (Northeast), all of which have experience in selling and supporting videoconferencing and communications solutions in commercial, educational and/or government accounts. There are others under evaluation for inclusion in this program, including GBH (Los Angeles) and Vertella (Colorado).

         In addition to the software sales force, a separate sales force sells Forgent's legacy videoconferencing services. Additionally, Forgent's legacy services are also sold through channel partners.

COMPETITION

         The competitive landscape in which Forgent finds itself has changed significantly in the last year, as the Company has transitioned its business to focus on enterprise software and services. Forgent now evaluates itself against companies providing enterprise software and services to schedule and manage collaboration environments, particularly video. Part of Forgent's strengths are the breadth, depth and scalability of its products. They have been designed from the ground up to scale to meet the needs of large, global enterprises with thousands of multi-vendor and multi-protocol endpoints and devices across multiple enterprise environments.

         Although big network providers sell videoconferencing equipment along with the network they are installing, they do not usually provide software to manage the network or post-installation services, such as product services and training. In terms of the software landscape as it relates to video network management, many of today's management tools do not provide in-depth information about video devices (endpoints, gateways, gatekeepers, multipoint control units, bridges, etc.). The traditional network management systems vendors like Hewlett Packard, Sun Microsystems, and others have traditionally focused on managing devices and are moving to managing system level applications. Similarly, videoconferencing manufacturers may offer a small amount of proprietary device level software to be used on their products but do not usually provide a complete view of the entire network infrastructure showing all the network touch points. Other competition comes from a few start-up companies that are attempting to develop software that manage video networks but they are limited in scope in terms of brands that they can manage and depth of functionality that they can offer. These companies' products are often based on proprietary software and do not have the level of industry experience that Forgent brings to the market. With the emergence of the video network services market, it is possible that other companies, including large and substantial competitors such as Hewlett Packard and Sun Microsystems, among others, could develop and introduce competing products and services. These companies have significantly more marketing and financial resources, and there can be no assurance that the Company could compete effectively with these types of competitors.

         In the scheduling arena, which is a recent addition to Forgent's enterprise software portfolio, the competitors are many but Forgent's Global Scheduling System can be differentiated in a number of ways. In particular, GSS maintains a centralized status of critical physical resources such as rooms, services and technology while it interfaces with corporate calendaring systems such as Microsoft Outlook to present the most up-to-date status of people resources to the user. Many of the competitive scheduling products in the market today specialize in room scheduling, time and attendance scheduling, facility management (including catering and maintenance) and specialized scheduling for videoconferencing. A few of these products incorporate limited interfaces to Microsoft Outlook and IBM Lotus Notes calendar interfaces but none of them present the universal view of schedulable resources that GSS does in a unified status view. GSS was created with key customer input, which required a global view of all resources that must be inventoried, categorized, and made available to the corporate user population while tracking cost and utilization for every resource. However, there can be no assurance that this differentiation will result in increased purchases of GSS as compared to other products.

         Forgent believes that the key criteria considered by potential purchasers of its products are as follows:

     -   operational advantages and cost savings provided by a product,

     -   product quality and functional depth,

     -   product price and terms under which the product is licensed,

     -   ease of use,

     -   ease of integration with the customer's existing applications,

     -   ability to easily adapt the product to their unique requirements,

     -   quality of support and product documentation, and

     -   experience and financial stability of the vendor.

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

PATENTS AND TRADEMARKS

         The United States Patent and Trademark Office has issued Forgent approximately 40 patents related to videoconferencing, data compression, video mail, and other technology developed by the Company. These patents comprise the Company's intellectual property portfolio. Forgent currently has in excess of 34 patent applications related to its VNP software that are filed but not yet issued by the U.S. Patent and Trademark Office. Forgent anticipates filing an additional four patent applications during the first fiscal quarter of 2003 to protect its intellectual property. There can be no assurance that the pending patents will be issued or that issued patents can be defended successfully. However, other than with respect to U.S. Patent No. 4,698,672 and its foreign counterparts, we do not consider patent protection crucial to our success. We believe that, due to the rapid pace of technological change in our industry, legal protection for our products are less significant than factors such as our use of an open architecture, the success of our distribution strategy, the ongoing product innovation and the knowledge, ability and experience of our employees. Forgent retained all patents related to the products division sold during fiscal 2002.

         During fiscal 2002 the Company signed two significant license agreements with two international consumer and commercial electronics firm, including Sony Corporation. The license agreements relate to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 that will expire in October 2006 and its foreign counterparts that will expire in September 2007. Manufacturers in various industries use still-compression technology in their products, including digital cameras, printers, scanners, wireless devices, as well as new emerging products such as new cell phones, and wireless sharing networks. All of the Company's intellectual property licensing revenues in the fiscal year ended July 31, 2002, which were $31.2 million and represented 53.2% of the Company's total revenues, were generated by the licensing of these patents. Since the end of fiscal 2002, Forgent has entered into additional licenses and the Company is continuing to actively seek to license other users of its technology. Although management anticipates signing more patent license agreements with other companies from multiple industries, there can be no assurance the additional licenses can be obtained or, if obtained, that any new license agreements will be on similar favorable terms.

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

         Currently, Forgent employs 166 employees as follows:

                                                                       NUMBER OF
                   FUNCTION                                            EMPLOYEES
                   --------                                            ---------
Sales and marketing ...........................................               35
Research and development ......................................               38
Service, support and systems integration ......................               66
Finance, human resources and administration ...................               28
                                                                       ---------
       Total ..................................................              167
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

EXECUTIVE OFFICERS

         Forgent's executive officers are as follows:

         Richard N. Snyder, age 58, joined the Company's Board of Directors in December of 1997 and became Chairman of the Board in March 2000. In June 2001 Mr. Snyder was named the Forgent's President and Chief Executive Officer. Mr. Snyder has over twenty-five years of senior management experience including Founder and Chief Executive Officer at Corum Cove Consulting, LLC, Senior Vice President of Worldwide Sales, Marketing, Service and Support at Compaq Computer Corporation, and Group General Manager at Hewlett-Packard. Mr. Snyder received a Masters in Business Administration from Saint Mary's College and a Bachelor of Science from Southern Illinois University.

         Jay C. Peterson, age 46, joined the Company in September 1995 as Manager of Corporate Planning and has served as Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at Dell Computer Corporation and held various financial positions during eleven years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration and a Bachelor of Arts in Economics from the University of Wisconsin.

         Dennis M. Egan, age 51, joined the Company in November 1995 as Vice President - Service Operations when Forgent acquired the Integrated Communications Systems Group of Peirce-Phelps, Inc. From January 1993 to November 1995, Mr. Egan served as Senior Vice President of Peirce-Phelps, Inc. From June 1985 to January 1993, Mr. Egan was Vice President and General Manager of the Integrated Communications Systems Group of Peirce-Phelps. Mr. Egan's pre-1985 experience includes thirteen years serving in various sales and management positions with Peirce-Phelps. Mr. Egan holds a Master in Business Administration from Widener University and a Bachelor of Science from Villanova University.

         Kenneth A. Kalinoski, age 42, joined the Company in February 2001 as Vice-President - Development, currently serves as Chief Technology Officer, and is responsible for all aspects of technology for the company. Mr. Kalinoski's previous 19 year career focused on client/server and communications technology. He was the founder, company officer, and Vice-President of Development at Netpliance from February 1999 to January 2001 and was responsible for delivering the first information appliance to the consumer marketplace. Prior to that, Mr. Kalinoski spent 17 years at IBM and held multiple management positions, including director of IBM PC Systems and Licensing (1998), program director of AIX Development from January 1993 to 1995, and program director of IBM Multimedia Systems 1995-1997. Mr. Kalinoski received a Masters in Computer Engineering from State University of New York, and a Bachelor of Science from Wilkes University and currently holds five patents.

         H. Russell Caccamisi, age 53, joined the Company in September 2002 as Senior Vice President of Sales, responsible for worldwide sales of all software and software-related services. Mr. Caccamisi has over thirty years of experience in sales, marketing, and management, including Executive Vice President at productmarketing.com from June 1999 to February 2001, President and Chief Executive Officer at Reliant Data Systems from June 1996 to February 1999, Vice President of Marketing at Tivoli Systems, Vice President of Worldwide Marketing at BMC Software, Vice President of Sales and Marketing at System One Corporation, and numerous sales and management positions at IBM Corporation. Mr. Caccamisi received a Bachelor of Arts from Mississippi State University.

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

         Forgent's legacy services group occupies a facility of approximately 41,000 square feet in the Philadelphia, Pennsylvania vicinity which is leased through June 2006. After the Company sold its integration business division to SPL in May 2002, Forgent subleased approximately 6,000 square feet to SPL to facilitate on-site operations.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition or results of operations. None of the pending legal proceedings to which the Company is a party involve claims for damages in excess of 10% of the Company's current assets for the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

         Starting June 1, 2001, Forgent's common stock has been traded in the NASDAQ-National Market System under the symbol "FORG." Previously, the Company's common stock was traded under the symbol "VTEL." The following table sets forth the range of high and low intra-day prices for each fiscal quarter of 2002 and 2001:

                            FISCAL YEAR               FISCAL YEAR
                               2002                       2001
                         -----------------         ------------------
                          HIGH       LOW             HIGH       LOW
1st Quarter...........   $  4.19   $  0.80         $  3.63    $  1.59
2nd Quarter...........   $  4.70   $  2.25         $  2.25    $  0.72
3rd Quarter...........   $  3.93   $  1.76         $  1.69    $  0.72
4th Quarter...........   $  5.67   $  2.65         $  1.51    $  0.89

         The Company has not paid cash dividends on its common stock and presently intends to continue a policy of retaining earnings for reinvestment in its business.

         On February 28, 2003, Forgent's common stock closed at $1.37 on the NASDAQ. At that date there were approximately 14,000 stockholders of record of the common stock.

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

                                                                       FOR THE YEARS ENDED JULY 31,
                                                  -------------------------------------------------------------------
                                                    1998(a)       1999(b)        2000(c)      2001(d)       2002(e)
                                                    -------       -------        -------      -------       -------
                                                                (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Network software & service revenues .........   $        --   $        --   $        --   $        --   $     2,236
  Technology licensing revenues ...............            --            --            --            --        31,150
  Service and other revenues ..................        28,692        29,698        27,217        26,912        25,206
  Gross margin ................................        10,823        11,261         3,400         6,999        24,422
  Income (loss) from continuing
     operations ...............................         2,185        (2,277)       22,198       (12,410)        2,701
  Income (loss) from discontinued operations ..           594       (13,288)      (19,901)      (20,130)       (8,804)
  Net income (loss) ...........................         2,779       (15,565)        2,297       (32,540)       (6,103)
INCOME (LOSS) PER COMMON SHARE:
  Basic income (loss) from continuing
     Operations ...............................          0.09         (0.10)         0.90         (0.50)         0.11
  Diluted income (loss) from continuing
    Operations ................................          0.09         (0.10)         0.89         (0.50)         0.11
  Basic income (loss) from discontinued
     Operations ...............................          0.03         (0.57)        (0.81)        (0.81)        (0.36)
  Diluted income (loss) from discontinued
     Operations ...............................          0.03         (0.57)        (0.80)        (0.81)        (0.35)
  Basic net income (loss) .....................          0.12         (0.66)         0.09         (1.31)        (0.25)
  Diluted net income (loss) ...................          0.12         (0.66)         0.09         (1.31)        (0.24)

BALANCE SHEET DATA:
  Working capital .............................   $    28,946   $    12,977   $    35,967   $    12,921   $     9,757
  Total assets ................................       128,895       123,697       123,139        69,340        52,222
  Long-term liabilities .......................         3,848        15,930         4,665         3,034         2,998
  Stockholders' equity ........................        81,258        68,019        82,661        41,622        32,278

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULT OF OPERATIONS

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent's consolidated statement of operations:

                                                     FOR THE YEARS ENDED JULY 31,
                                                  ---------------------------------
                                                  2000          2001          2002
                                                  ----          ----          ----
Network software and services revenues . .           --%           --%          3.8%
Technology licensing revenues ............           --            --          53.2(1)
Services and other revenues ..............        100.0         100.0          43.0
Gross margin .............................         12.5          26.0          41.7
Selling, general and administrative ......         45.3          61.4          20.6
Research and development .................         31.1          27.6           5.5
Impairment of assets .....................          8.2           4.3          13.7
Amortization of intangibles ..............          6.7           4.1            --
Restructuring expense ....................           --            --           1.4
Total operating expenses .................        110.1          97.4          41.2
Other income, net ........................        162.6          24.2           3.8
Income (loss) from continuing operations..         81.6         (46.1)          4.6
(Loss) from discontinued operations ......        (73.1)        (74.8)        (15.0)
Net income (loss) ........................          8.4%       (120.9)%       (10.4)%

----------------------------------
(1) 53% of the Company's revenue was generated by one-time intellectual property license agreements with two companies. While the Company does not anticipate any additional intellectual property revenue from these two companies, it continues to actively seek licenses with other users of its technology.

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

         Network software and services revenues were $2.2 million and represent 3.8% of total revenues for the year ended July 31, 2002. Revenues from this new line of business include sales of Forgent's Video Network Platform and other software, network consulting services, and royalties. VNP, an enterprise-class network management software that manages video, voice and other types of rich media on multi-protocol, multi-vendor networks, is designed to schedule, monitor and manage enterprise video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications, as well as cost of ownership. Forgent's network consulting services provide technical market research, evaluation and analysis to customers in addition to the means to test multiple network systems for manageability, interoperability, and optimum network connectivity prior to installation. As a result of acquiring certain assets from Global Scheduling Solutions, Inc., Forgent's sales force increased by ten members, thus positioning Forgent to grow its customer base into extended geographical locations. VNP, combined with the Global Scheduling System and related hardware, creates VideoWorks, which is currently being assessed by numerous educational, governmental and commercial providers. With Forgent's continued capitalization of the synergies with Global Scheduling Solutions, Inc., the growing potential customer base, and the success of VNP's most recent release 2.0, management expects further increases in network software and services revenues during the next several quarters.

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

     Service and other revenues were $27.2 million in fiscal 2000, $26.9 million in fiscal 2001, and $25.2 million in fiscal 2002. The decline was $0.3 million from 2000 to 2001 and $1.7 million from 2001 to 2002. This is a decrease of 1.1% for 2001 and 6.3% for 2002. The decline in revenue during fiscal 2002 was due approximately 75% to the decrease in systems under contract and approximately 25% to lower average selling prices. Service and other revenues represent 100.0%, 100.0%, and 43.0% of total revenues for the years ended July 31, 2000, 2001 and 2002, respectively. Service and other revenues include the maintenance and support of thousands of endpoints and bridges under maintenance agreements, as well as sales of a variety of third-party manufactured equipment through its Multi-Vendor Partners Program ("MVP"). The decline in revenues over the past three fiscal years is largely due to the decrease in the renewal rate of service contracts for VTEL products. As a vendor-neutral service provider, offering installation, technical support, and maintenance to a wider array of videoconferencing devices, including endpoints, multipoint control units, gateways, gatekeepers, and traditional network switches and routers, Forgent has replaced 14.1% of the decrease in renewal of VTEL contracts with service contracts for other third party products. The Company anticipates further declines in service revenues, although the rate of the decline is uncertain. For the last two fiscal years, the Company's service contracts, under which the Company generates revenue, supported platforms consisting of mainly VTEL and VTEL related legacy equipment. The decreases in service revenue during this time are closely aligned with the decrease in the total number of systems under contract. Therefore, the volume of systems under service contracts has been the driver of the decrease in revenue, as opposed to, falling average selling prices of the underlying systems. Forgent will continue to sell equipment through its MVP program and management intends to continue efforts to drive revenue from its new intellectual property licensing business and its legacy services business, which is under contract to be sold, as a means to funding the software core business.

GROSS MARGIN

         Consolidated gross margins were $3.4 million in fiscal 2000, $7.0 million in fiscal 2001, and $24.4 million in fiscal 2002. The increase was $3.6 million from 2000 to 2001 and the increase was $17.4 million from 2001 to 2002. This is an increase of 51.4% for 2001 and an increase of 248.9% for 2002. Consolidated gross margin percentages were 12.5% for fiscal 2000, 41.7% for fiscal 2001, and 45.7% for fiscal 2002.

         The $17.4 million increase in gross margins, as well as the increase in gross margins as a percentage of total revenues, for the year ended July 31, 2002, is due primarily to the $16.5 million gross margins resulting from the patent license agreements obtained during fiscal 2002. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a percentage of the revenues received on the signed agreements and are paid to a national law firm. The percentage payment to this law firm was set based on a sliding scale that began at 35% and increased to 50% based on the aggregate recoveries achieved. Future percentage payments will be 50% of license receipts per the agreement with this firm. Because of the inherent risks in technology licensing, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent's foreign counterparts, gross margins could be adversely affected in the future if licensing revenues decline.

         Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with the video streaming technology was impaired during the year ended July 31, 2002. This impairment represented 58.7% of the network software and professional services' cost of sales during fiscal 2002. Of the remaining $1.7 million cost of sales in fiscal 2002, 64.3% of the costs associated with the network software and services business resulted from the amortization of the Company's capitalized software development costs on a straight-line basis, and labor. With the exception of the capitalized software impairment, the cost of sales from this line of business is relatively fixed. During the year ended July 31, 2002, Forgent sold twelve VNP licenses. As more licenses are sold, management expects to achieve higher gross margins from the network software and services business, in absolute terms and in terms of percentage of revenue.
During fiscal year 2000, management reviewed the recoverability of certain long-lived assets, including capitalized software, in accordance with Statement of Financial Accounting Standard, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result of this analysis, the Company impaired $5.1 million of its capitalized software related to terminated projects from its OnScreen24(TM) subsidiary. Thus, the network software and professional services cost of sales during the year ended July 31, 2000 is due solely to this impairment.

         The costs associated with the service and maintenance business are labor intensive and relatively fixed, which causes gross margins to be directly affected by the level of revenue generated from new and renewed service contracts. Gross margins from other revenues are subject to product mix shifts based on the types of MVP products sold. With decreasing VTEL maintenance contract renewals, Forgent's gross margins from its services and other benefits deteriorated by $1.5 million or 17.9% from 2000 to 2001. Therefore, in August 2001, the Company resized its infrastructure to incur costs that more closely matched the projected revenue levels. As a result, gross margins from the service and other business significantly increased by 39.6% from $7.0 million to $9.8 million for the year ended July 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses were $12.3 million in fiscal 2000, $16.5 million in fiscal 2001, and $12.1 million in fiscal 2002. The increase was $4.2 million from 2000 to 2001 and the decrease was $4.5 million from 2001 to 2002. This is an increase of 34.1% for 2001 and a decrease of 27.1% for 2002. SG&A expenses were 45.3%, 61.4% and 20.6% of total revenues for the years ended July 31, 2000, 2001, and 2002, respectively.

         The SG&A expenses incurred by the Internet subsidiaries, which were folded back into the core operations during fiscal 2001, were $2.0 million and $2.8 million for the fiscal years ended July 31, 2000 and 2001, respectively. Without the effect of the Internet ventures, total SG&A expenses increased $3.4 million, or 32.5%, from 2000 to 2001 and decreased $1.7 million, or 12.1%, from 2001 to 2002.

         During first fiscal quarter of 2001, the Company announced a new business charter and the reorganizing of its operations, which contributed to reducing a large amount of the Company's global administrative infrastructure. The related workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business strategy. These efforts to find efficiencies and to significantly reduce administrative costs as a percent of expected revenues, including the closing of the Sunnyvale, California facility and the replacement of Forgent's Enterprise Reporting Platform, continue to be realized in fiscal 2002. Additionally, the Company reexamined its overall staffing needs, restructured its operations and recorded a one-time charge of $0.8 million during the year ended July 31, 2002. This one-time charge consisted entirely of severance payments paid to 65 employees who were terminated in August 2001. SG&A expenses were reduced by approximately $1.5 million for the fiscal year, as a result of the workforce reduction. Severance payments equal to $0.8 million were made during the year; and as a result, cash flows were reduced by approximately $2.9 million.

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

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") expenses were $8.5 million in fiscal 2000, $7.4 million in fiscal 2001, and $3.2 million in fiscal 2002. The decrease was $1.1 million from 2000 to 2001 and $4.2 million from 2001 to 2002. This is a decrease of 12.0% for 2001 and 56.8% for 2002. R&D expenses were 31.1%, 27.6%, and 5.5% of revenues for the years ended July 31, 2000, 2001, and 2002, respectively.

         During the year ended July 31, 2000, the Company created two subsidiaries focused on the development and delivery of visual communication products and services over the Internet. OnScreen24 was comprised primarily of Forgent research and development engineers who developed visual communication delivery products for use over the Internet, including products such as video mail as well as the further development of the Company's web streaming product line, Turbocast (TM). ArticuLearn created and managed custom e-learning portals that enabled organizations to create, deliver and manage their learning content directly online as well as offered various professional services to assist organizations in the production of their web-based learning content. During the years ended July 31, 2000 and July 31, 2001, the Company's two Internet subsidiaries incurred $8.5 million and $5.1 million in R&D expenses, respectively. In fiscal year 2001, management determined the products and services provided by its Internet ventures were not critical to the Company's current corporate strategy. Due to the weakening environment for start-up businesses and related tightening of the venture capital marketplace, the Company absorbed its OnScreen24 operations back into the operations of its core business and terminated ArticuLearn during fiscal 2001. Therefore, the decreases in the Company's total research and development expenses between 2000 and 2002 largely resulted from the termination of its Internet ventures. The Company believes that the reductions in research and development have had no material effect on its competitive stature and new product and technology development in its core lines of business.

         Without the effects of the Internet ventures, the Company incurred $0.0 million, $2.3 million, and $3.2 million in R&D expenses during fiscal 2000, 2001 and 2002, respectively. These increasing expenses, which represent 8.6% and 5.5% of revenue in fiscal 2001 and 2002, respectively, are related to the development of Forgent's network management software, Video Network Platform. Unlike proprietary device management software from manufacturers that only support their brand and consequently lock customers into a single vendor purchase decision, VNP is the industry's only enterprise video network management software that improves quality of service and reduces cost of ownership for multi-protocol and multi-vendor environments. Forgent developed a Common Operating Environment, which uses standards-based interfaces and methods to recognize a host of video devices, as well as traditional network devices, thus allowing companies to grow their video networks and make future purchase decisions that are independent of hardware configurations.

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

IMPAIRMENT OF ASSETS

         During the fiscal year ended July 31, 2002, Forgent recorded impairment losses on the consolidated statement of operations as follows:

                                                                      FOR THE YEAR ENDED JULY 31, 2000
                                                                      --------------------------------
                                                                              (IN THOUSANDS)
                                                         CONTINUING            DISCONTINUED              TOTAL
                                                         OPERATIONS             OPERATIONS             IMPAIRMENT
                                                         ----------             ----------             ----------
Property lease...................................       $      2,063         $              -       $          2,063
Notes receivables................................              5,967                        -                  5,967
                                                        ------------         ----------------       ----------------
Impairment in operating expenses.................              8,030                        -                  8,030
                                                        ============         ================       ================
Capitalized software.............................              2,381                        -                  2,381
                                                        ------------         ----------------       ----------------
Total impairment.................................       $     10,411         $              -        $        10,411
                                                        ============         ================       ================

         Due to the disposition of the Products business in fiscal 2002, the VTEL personnel relocated from Forgent's headquarters at 108 Wild Basin Road in Austin, Texas to VTEL's headquarters at 9208 Waterford Centre Blvd. in Austin, Texas. This relocation left a vacancy of approximately 52,000 rentable square feet, or 38% of the total lease space. Additionally, Forgent had existing unoccupied space inventory due to the downsizing of the Company on account of the recent restructurings. In fiscal 2002, Forgent was able to sublease some of the vacated space, but was unable to fully sublease the space due to the economic downturn during the year. Therefore, management analyzed the future undiscounted cash flows related to the lease on the Wild Basin property and determined the economic value of the lost sublease rental income. As a result, Forgent recorded a one-time $2.0 million impairment charge for the unleased space as of July 31, 2002. However, Forgent remains obligated to make lease payments in accordance with the original term of the lease. Additionally, Forgent received two subordinated promissory notes from VTEL as a result of the disposition of the Products business. However, VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting both of the outstanding notes from VTEL, the Company recorded a $5.9 million charge for the reserve of both notes from VTEL for the year ended July 31, 2002. These impairments were reported as part of continuing operations on the consolidated statement of operations,

         Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with this technology was impaired during the year ended July 31, 2002 and was reported as part of cost of sales.

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

         As a result of the new charter announced in August 2000, management reviewed certain long-lived assets including property, plant and equipment, goodwill and other intangibles and capitalized software, to evaluate the recoverability of these assets pursuant to Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The evaluation indicated that the future undiscounted cash flows related to certain long-lived assets were below the carrying value of the assets associated with their future operations. Further, the closure of certain foreign offices and the termination of the software capitalization projects resulted in the identification of only minimal future cash flows. During the fourth quarter of fiscal 2000, the Company adjusted the long-lived assets associated with its manufacturing operations and the long-lived assets related to the foreign operations and capitalized software. Management calculated the fair value for the long-lived assets based on anticipated future cash flows discounted at a rate commensurate with the risk involved, which resulted in a non-cash impairment charge of $14.1 million. Of the total impairment in fiscal year 2000, $5.1 million of the capitalized software development cost impairment was reported as part of cost of sales. This impairment loss was recorded on the consolidated statement of operations as follows:

                                                                      FOR THE YEAR ENDED JULY 31, 2000
                                                                      --------------------------------
                                                                             (IN THOUSANDS)
                                                         CONTINUING           DISCONTINUED               TOTAL
                                                         OPERATIONS            OPERATIONS              IMPAIRMENT
                                                         ----------            ----------              ----------
Property, plant and equipment....................       $      1,909         $        3,983         $          5,892
Intangible assets................................                332                  1,908                    2,240
Other............................................                 --                    156                      156
                                                        ------------         --------------         ----------------
Impairment in operating expenses                               2,241                  6,047                    8,288
                                                        ============         ==============         ================
Capitalized software.............................              5,120                    664                    5,784
                                                        ------------         --------------         ----------------
Total impairment.................................       $      7,361         $        6,711         $         14,072
                                                        ============         ==============         ================

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

NON-RECURRING EVENTS

         On March 3, 2000 Forgent settled a lawsuit pending in the 126th Judicial District Court in Travis County, Texas in which the Company had previously initiated suit against five former employees who left the Company in September 1996 to form Via Video Communications, Inc. ("Via Video"). Via Video was subsequently acquired by Polycom, Inc. Pursuant to the settlement agreement, the former employees paid $2.5 million in cash and delivered to the Company 300,800 shares of common stock of Polycom, Inc. in settlement of the claims asserted by Forgent. These shares were sold during fiscal 2000 for $33.7 million, net of settlement costs. The parties agreed to dismiss all claims, counterclaims and third party claims in the lawsuit, ending the litigation. Separately, Forgent voluntarily dismissed Polycom, Inc. and Via Video from the case without consideration.

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

         Changes in interest income are based on interest rates earned on invested cash and cash equivalent balances available for investment. The decrease in interest income during fiscal 2002 as compared to fiscal 2001, is largely due to a 35.2% lower average cash balance held for investment and a 61.8% decline in the average interest rates. The slight increase in interest income during fiscal 2001, as compared to fiscal 2000, is due primarily to a 1.6% higher average cash balance held for investment and a 5.4% increase in the average interest rates.

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

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

         During the year ended July 31, 2002, the Company sold the operations and substantially all of the assets of its VTEL products business, including the VTEL name, to VTEL Products Corporation ("VTEL") and the operations and assets of its integration business to SPL Integrated Solutions (see Note 18, in the accompanying financial statements). Accordingly, the products and integration businesses have been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $19.9 million in fiscal 2000, $19.0 million in fiscal 2001, and $8.5 million in fiscal 2002. Loss from discontinued operations was 73.1%, 70.6%, and 14.6% of revenues for the years ended July 31, 2000, 2001, and 2002.

         During the fiscal year 2002, the Company wrote-off $1.6 million of its account receivables. This increase in write-offs, as compared to prior years, is attributable to several one-time factors. As a result of five of the Company's customers declaring bankruptcy, the Company wrote-off the related accounts receivable in fiscal 2002. These bankruptcies accounted for 42.9% of the Company's write-offs, only 6.2% of which were related to continuing operations. Due to the Company's current strategy of becoming an enterprise software and services provider, the operations of which are based in the United States, Forgent continued its efforts on closing down its international operations. Consequently, personnel were terminated, and difficulties were experienced in collecting many outstanding international accounts receivable, which were written-off and accounted for 24.2% of Forgent's write-offs. Additionally, the Company sold its Products business division, and subsequently experienced difficulties collecting certain outstanding related accounts receivable. These VTEL accounts receivable were written-off and accounted for 15.4% of Forgent's total write-offs. The remaining 17.5% of the write-offs were incurred as part of the Company's normal operations. Accordingly, the Company's bad debt expense significantly increased, as compared to prior years. Approximately 84% of the bad debt expense was recorded as part of discontinued operations on the Consolidated Statement of Operations. Management does not anticipate write-offs or bad debt expense of similar magnitude in future periods.

         Since the sale of the products business occurred several months after it was originally anticipated to close, and since the operations performed significantly worse than expected, an additional loss of $8.8 million was recorded to discontinued operations in fiscal 2002. The remaining $0.3 million loss is related to the Company's discontinued integration business.

LOSS ON DISPOSAL, NET OF INCOME TAXES

         As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL products business unit to be $1.1 million. The loss was related to legal and consulting fees associated with the sale. During the second fiscal quarter of 2002, Forgent recorded an additional $0.2 million in expenses associated with the completion of the sale. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third fiscal quarter of 2002.

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

         The $26.4 million increase in net income during the year ended July 31, 2002 is largely due to the $16.5 million gross margins generated from the licensing of intellectual property and the $11.3 million decrease in losses from discontinued operations. The one-time $44.5 million gain achieved in fiscal 2000 contributed significantly to the net income for the year ended July 31, 2000 and is the primary cause for the decrease in net income during fiscal 2001. The Company's continuing operations currently include net income from its technology licensing business, which started to generate revenue and income in the third fiscal quarter of 2002. Although the Company's historical results show losses because the historical results do not include any proceeds from technology licensing agreements, the Company continued to maintain profitability after the last two fiscal quarters of 2002 and into the first and second fiscal quarters of 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $53.5 million in fiscal 2000; cash used in operating activities was $3.5 million in fiscal 2001; and cash provided by operating activities was $14.7 million in fiscal 2002. At July 31, 2002, Forgent had working capital of $9.8 million, including $20.0 million in cash, cash equivalents and short-term investments. The $14.7 million cash provided in fiscal 2002 is due primarily to $2.7 million in net income, $15.0 million of non-cash depreciation, amortization and impairment expense, and a $7.7 million decrease in accounts receivable, which were offset by an $11.1 million decrease in accounts payable, accrued expenses and other long term obligations, and deferred revenue. During fiscal year 2002, the Company had sold $9.3 million of its outstanding accounts receivable, without any recourse, in efforts to recapture approximately $7.0 million in cash lost due to an unanticipated significant drop in sales from discontinued operations and approximately $2.1 million in payments of the remaining outstanding payables related to the discontinued operations. Silicon Valley Bank purchased the assets for a fee of approximately 1.8% of the value of the accounts receivable sold and a one-time set-up fee of $13,000. The Company received proceeds from Silicon Valley Bank of $9.1 million. As a result of the sale of accounts receivable, the Company excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $178,000 for the year ended July 31, 2002. Additionally, the Company received $16.5 million from its technology licensing business during the year ended July 31, 2002. The liquidation of the Internet ventures, which historically required significant funding for operations, as well as the completion of the restructuring efforts and the sale of its less profitable businesses, improved the Company's cash flows from operations during the year ended July 31, 2002, as compared to the year ended July 31, 2001. The cash used in operating activities during fiscal year 2001 was $3.5 million. The cash provided from operating activities in fiscal year 2000 was $53.5 million. Included in net income for fiscal 2000 was the favorable settlement of litigation in which the Company received $44.5 million in cash and securities (see "Non-recurring events").

         Cash used in investing activities was $32.3 million in fiscal 2000; cash provided by investing activities was $21.9 million in fiscal 2001; and cash used in investing activities was $7.7 million in fiscal 2002. The $7.7 million cash used in investing activities during fiscal 2002 was largely the result of the goodwill acquired among other assets from Global Scheduling Solutions, Inc. and the $3.5 million capitalization of software development costs. Forgent's ability to successfully develop software solutions to enable enterprise video networks is a significant factor in the Company's success and management will continue to strategically invest in developing its software products. During the year ended July 31, 2001, the Company owned common stock shares of Accord Networks ("Accord"), a networking equipment manufacturer, which were converted to Polycom common stock shares as a result of Polycom's acquisition of Accord. The $21.9 million cash provided by investing activities in fiscal 2001 was primarily due to the $25.2 million net proceeds received from the sale of the Polycom and Accord shares and other short-term investments. During fiscal 2000, the $32.2 million cash used in investing activities was primarily from the $24.7 million net investment of cash received from the settlement of litigation (see "Non-recurring events") and other available cash balances. Investments were also made in additional property and equipment and capitalized research and development. Approximately $0.5 million of the capital expenditures incurred during the year ended July 31, 2002 related to the purchase of the Company's new accounting system. As of July 31, 2002, the Company leased computers, furniture, equipment, and office space under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate the Company to pay property taxes, maintenance and insurance. Additionally, the Company also had several capital leases for computer and office equipment. Amounts payable under these leases are as follows:

                                       AMOUNTS PAYABLE
                                       (IN THOUSANDS)
FISCAL YEAR ENDING    OPERATING LEASES    CAPITAL LEASES          TOTAL
2003                     $  5,008             $ 485             $  5,493
2004                        4,418                39                4,457
2005                        4,237                 4                4,241
2006                        4,076                 -                4,076
2007                        3,469                 -                3,469
Thereafter                 19,219                 -               19,219
                      -----------------------------------------------------
        TOTAL            $ 40,427             $ 528             $ 40,955
                      =====================================================

For fiscal 2003, Forgent's capital budget is approximately $0.8 million and will be used principally to invest in demonstration equipment, spare parts to support the Company's warranties and services, and various other operational equipment as needed.

         Cash used in financing activities was $11.0 million, $0.6 million, and $0.9 million in fiscal years 2000, 2001 and 2002, respectively. The $0.9 million of cash used in financing activities during fiscal 2002 is due primarily to the $2.7 million purchase of treasury stock, which was offset by the $1.3 million net proceeds received from the issuance of stock. The $0.6 million of cash used in financing activities during fiscal 2001 primarily relates to the Company paying $1.5 million to settle its notes payable. Cash used in financing activities for the year ended July 31, 2000 relates to the repayment of cash borrowed under the line of credit and payment on notes payable. In April 2001 Forgent announced a stock repurchase program to purchase up to two million shares of the Company's stock. During fiscal 2001 the Company repurchased 87,400 shares for $0.1 million, including fees. Forgent purchased an additional 787,700 shares for $2.7 million, including fees, during the year ended July 31, 2002. In September 2002, Forgent's board of directors approved the repurchase of an additional million shares of the Company's stock under the current Share Repurchase Program. Management fully anticipates repurchasing more shares during fiscal 2003, depending on the Company's cash position, market conditions and other factors.

         In March 2000, the Company repaid the outstanding balance on its line of credit with a banking syndicate. At July 31, 2002, Forgent did not have a line of credit in place. Based on the Company's strong cash position and ability to generate positive cash flow from its continuing operations, management does not anticipate acquiring any additional lines of credit in the near future.

         Forgent's principal sources of liquidity at July 31, 2002 consist of $20.0 million of cash, cash equivalents and short-term investments, and the ability to generate cash from its technology licensing business. This ability to generate cash is subject to certain risks as discussed under the "Risk Factors - License Program" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company." Over the past several quarters, the Company's cash and short-term investment balances have remained relatively stable. With the success of the Company's Patent Licensing Program, management expects the Company's cash position to strengthen as more license agreements are signed and related payments are received. As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Management plans to strategically utilize this positive cashflow to invest further in developing Forgent's VNP, GSS, and VideoWorks software and to explore more opportunities for growing the business. However, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, increased expense levels and other factors.

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

         We believe the following represent our critical accounting policies:

REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

         The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred. The Company's arrangements with resellers do not allow for any rights of return.

         Network software and service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company's software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training, and installation services related to the sale of our network software. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract, which is in accordance with the Company's standard price list. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to training is recognized as the services are performed. Revenue allocated to installation is recognized upon completion of these services due to their short-term nature. The Company's training and installation services are not essential to the functionality of its products as (1) such services are available from other vendors and (2) the Company has sufficient experience in providing such services. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of our software product, we recognize the entire contract amount ratably over the period during which the services are expected to be performed.

         Service and other revenue consist of legacy service programs as well as integration services. Legacy service programs provide maintenance, technical support, installation and resident engineering services to companies that deploy video networks. Integration revenues consist of network consulting to assist customers with their video networking requirements, including baseline audits, preparation of capacity plans, development of time-saving migration and implementation plans, and customized integration of the Company's software with existing third-party applications or with customers' proprietary in-house applications. Legacy service and other revenues are recognized ratably over the term of the service agreement, as there is no discernible pattern of service delivery. Integration revenues are recognized after the customized systems have been tested, installed, and the Company has no significant further obligations as evidenced by acceptance from the customer.

         Technology licensing revenue is derived from the Company's Patent Licensing program, which is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts. Gross technology licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a percentage of the revenues received on the signed agreements and are paid to a national law firm. The percentage payment to this law firm was set based on a sliding scale that began at 35% and increased to 50% based on the aggregate recoveries achieved. Future percentage payments will be 50% of license receipts per the agreement with this firm.

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

         As required by SFAS No. 142, the results for the prior years have not been restated. A reconciliation of the previously reported net loss and earnings per share for the years ended July 31, 2000, 2001, and 2002 as if SFAS No. 142 had been adopted is presented as follows:

                                                       2000           2001             2002
                                                    ----------     ----------       ----------
Reported net income (loss) .....................    $    2,297     $  (32,540)      $   (6,103)
Add back goodwill amortization .................         1,824          1,101               --
                                                    ----------     ----------       ----------
Adjusted net income (loss) .....................    $    4,121     $  (31,439)      $   (6,103)
                                                    ==========     ==========       ==========

Basic earnings per share:
As reported ....................................    $     0.09     $    (1.31)      $    (0.25)
Goodwill amortization ..........................          0.07           0.04               --
                                                    ----------     ----------       ----------
Adjusted earnings per share ....................    $     0.16     $    (1.27)      $    (0.25)
                                                    ==========     ==========       ==========

Diluted earnings per share:
As reported.....................................    $     0.09     $    (1.31)      $    (0.24)
Goodwill amortization...........................          0.07           0.04               --
                                                    ----------     ----------       ----------
Adjusted earnings per share.....................    $     0.16     $    (1.27)      $    (0.24)
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         Forgent's interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company's investments, Forgent does not consider these risks to be significant. The Company previously invested in Accord Networks ("Accord") an Israeli-based manufacturer of networking equipment. In June of 2000, Accord filed an initial public offering on the NASDAQ stock exchange in which the Company was apportioned 1.3 million shares. In February 2001, Accord was acquired by Polycom and Forgent's investment in Accord converted to 399,000 shares of Polycom. The Company sold 246,000 shares and then entered into a cash flow hedge to ensure a minimum level of cash flow from the 153,000 remaining shares. The settlement of these hedges and related shares of Polycom occurred in July and October 2001, resulting in net cash flows of $1.8 and $1.8 million, respectively.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         As of the fiscal year ended July 31, 2002, the Company's Board of Directors consists currently of four directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors.

         Reference is made to Part I hereof for a description of the executive officers of the Company.

         The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company.

                                                                              PRESENT
                                                                          OFFICE(S) HELD                 DIRECTOR
                    NAME                           AGE                    IN THE COMPANY                   SINCE
                    ----                           ---                    --------------                 --------
Richard N. Snyder...........................        58        Chairman of the Board, President and         1997
                                                                     Chief Executive Officer

Kathleen A. Cote............................        54                         None                        1999

James H. Wells..............................        56                         None                        1999

Lou Mazzucchelli............................        47                         None                        2002

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

     KATHLEEN A. COTE, age 54 has served as a director of the Company since December 1999. She is currently the chief executive officer of WorldPort Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May 24, 2001, when she began her role as chief executive officer of Worldport. From November 1996 to January 1998, Ms. Cote served as chief executive officer of ComputerVision Corporation, a hardware, software and consulting business. From November 1986 to November 1996, she held various senior management positions with ComputerVision Corporation. In January 1998, ComputerVision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of WorldPort Communications, Inc., based in Lincolnshire, Illinois, Radview Corporation and Western Digital Corporation.

     JAMES H. WELLS, age 56, has served as a director of the Company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through

February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc.

     LOU MAZZUCCHELLI, age 47, has served as a director of the Company since February 2002. He is currently a venture partner at Ridgewood Capital, a venture capital firm focusing its investments in the information technology industry. Prior to joining Ridgewood Capital in 2001, Mr. Mazzucchelli was an investment banker at Gerard Klauer Mattison in New York, which he joined in 1996 as their PC and digital media technology analyst. Previously, Mazzucchelli spent 13 years leading Cadre Technologies, a pioneering computer-aided software engineering tools company that he founded in 1982 and grew to become one of the top 50 U.S. independent software vendors before its sale in 1986.

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

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                        ANNUAL COMPENSATION                      AWARDS(1)
                                              ----------------------------------------   -------------------------
                                                                                         RESTRICTED    SECURITIES
                                  PERIOD                    BONUS AND     OTHER ANNUAL     STOCK       UNDERLYING    ALL OTHER
                                   ENDED                   COMMISSIONS    COMPENSATION     AWARDS     OPTIONS/SARS  COMPENSATION
 NAME AND PRINCIPAL POSITION      JULY 31     SALARY($)        ($)           ($)(1)         ($)            (#)         ($)(2)
 ---------------------------      -------     ---------    ------------   ------------   ----------   ------------  ------------
Richard N. Snyder.............      2002       300,833       176,552(3)        -0-           -0-        250,000         3,316
Chief Executive Officer and         2001        98,333        32,100           -0-           -0-        250,000           824
  President                         2002         N/A           N/A             -0-           N/A         12,500          N/A

Jay Peterson..................
  Chief Financial                   2002       179,860        51,956(3)        -0-        19,500(4)     125,599         1,054
  Officer, and Vice                 2001       165,259        59,040           -0-           -0-         40,000           745
  President, Finance                2000       126,667         9,751           -0-           -0-         10,000           481

Kenneth Kalinoski.............
  Chief Technology                  2002       213,333        62,876(3)        -0-        19,500(4)      95,000         1,105
  Officer and Vice President,       2001        85,185        34,881           -0-           -0-        200,000        11,630
  Engineering                       2000         N/A           N/A             N/A           N/A          N/A            N/A

                                    2002       175,149        47,412(3)        -0-           -0-         25,000         1,454
Dennis Egan...................      2001       178,549        82,508           -0-           -0-         15,000         1,172
  Vice President, Service           2000       154,600        23,895           -0-           -0-         20,000           921

Robert R. Swem (5)............
  Former Vice President,            2002        95,158         2,815(3)       -0-            -0-           -0-          1,802
   Operations                       2001       191,067        81,500          -0-            -0-         40,000         2,977
                                    2000       172,473           -0-          -0-            -0-         27,500         2,673

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

         (4) The closing market price on the date of grant of such awards, July 11, 2002, was $3.90 per share. As of July 31, 2002, the aggregate number of shares and the aggregate value of restricted stock held by our executive officers was as follows: 5,000 shares with a value of $21,050 held by Mr. Peterson and 5,000 shares with a value of $21,050 held by Mr. Kalinoski. Fifty percent of each of the grants to Mr. Peterson and Mr. Kalinoski will vest on July 11, 2003 and 50% will vest on July 11, 2004. The Company does not anticipate paying any dividends, however, in the event that dividend is declared on the Company's common stock, those dividends would be paid to holders of such restricted stock at the time that the restrictions lapse.

         (5) On January 23, 2002, the products division of the Company was sold to the management team of the products division, which was led by Mr. Swem. Mr. Swem resigned as an officer of the Company, effective January 23, 2002.

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                                          % OF TOTAL                                       POTENTIAL REALIZABLE
                            NUMBER OF    OPTIONS/SARs                                     VALUE OF ASSUMED ANNUAL
                           SECURITIES     GRANTED TO                                        RATES OF STOCK PRICE
                           UNDERLYING     EMPLOYEES      EXERCISE                      APPRECIATION FOR OPTION TERM(1)
                          OPTIONS/SARs       IN          OR BASE       EXPIRATION      -------------------------------
          NAME             GRANTED (#)   FISCAL YEAR   PRICE ($/SH)       DATE       0% ($)(4)     5% ($)      10% ($)
          ----             -----------   ------------  ------------       ----       --------      ------      -------
Richard N. Snyder.......     250,000         9.31         4.000        5/24/2012     (263,750)      199,274      909,643

Jay Peterson............      50,000         1.86         3.040       10/16/2011          -0-        95,592      242,249
                              25,000         0.93         3.750        7/11/2012          -0-        58,959      149,413
                              50,599         1.88         4.190        7/19/2012          -0-       133,332      337,889

Kenneth Kalinoski.......      30,000         1.12         3.750        7/11/2012          -0-        70,751      179,296
                              65,000         2.42         4.190        7/19/2012          -0-       171,279      434,056

Dennis Egan.............      25,000          .93         3.040       10/16/2011          -0-        47,796      121,124

Robert R. Swem..........         -0-          -0-           -0-           N/A             -0-           -0-          -0-

All employee options       2,636,719          100         3.278           N/A        (263,750)    5,006,240   13,091,438

All stockholders (3)          N/A             N/A          N/A            N/A           N/A      51,155,264  129,637,483

Optionee gains as % of
  all stockholder gains       N/A             N/A          N/A            N/A           N/A            9.79%       10.10%

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

(4) Negative values in this column reflect that the exercise price of certain of the options granted to Mr. Snyder were greater than the market price of the underlying common stock on the date of grant. The market price on the date of grant was $2.945.

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

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                OPTIONS/SARs AT FISCAL     IN-THE-MONEY OPTIONS/SARs
                                 SHARES                               YEAR END (#)           AT FISCAL YEAR END ($)
                               ACQUIRED ON       VALUE          ----------------------     -------------------------
            NAME               EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -----------    -----------    -----------   -------------   -----------   -------------
Richard N. Snyder........         255,902       1,051,256       12,695         255,903          2,206        89,992

Jay Peterson.............             -0-             -0-       50,986         142,438         51,365       149,853

Kenneth Kalinoski........             -0-             -0-       85,416         209,584        255,820       365,404

Dennis Egan..............             -0-             -0-      108,480          34,020         68,377        56,047

Robert R. Swem...........          23,664          49,969          -0-             -0-            -0-           -0-

--------------

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

         Agreement with Matthews Consulting

         In October 2000, the Company agreed to pay an hourly consulting fee to Matthews Consulting, a company owned by Gordon Matthews, one of the Company's directors, to assist the Company in maximizing the value of the Company's intellectual property through prosecution of patents and licensing efforts. The Company paid an aggregate of $119,508 under this agreement in fiscal 2002. Mr. Matthews passed away on February 23, 2002. Mr. Matthews, who was one of the Company's directors during the fiscal year ended July 31, 2002, died on February 23, 2002. He owned Matthews Consulting during his lifetime. We do not have any information regarding, and are unable to obtain, the rate that Matthews Consulting charged non-affiliated customers for services similar to those Mr. Matthews provided to our company because Mr. Matthews is now deceased. The board of directors determined that prior to his death, Mr. Matthews' relationship with Matthews Consulting did not affect his ability to exercise independent judgment as a member of the Compensation Committee while he served on that committee. In addition, at the time of entering into the agreement with Matthews Consulting, such fees were considered reasonable and fair compensation for the services to be rendered and the arrangement was approved by disinterested members of the board. No member of the Compensation Committee served on the compensation committee or as a director of another corporation, one of whose directors or executive officers served on the Compensation Committee of or whose executive officers served on the Company's board of directors.

         In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company's patent licensing program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the Board of Directors and consultant to the Company, which the defendant asserts is at least $5 million. The Company intends to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has only one outstanding class of equity securities, its common stock, par value $.01 per share.

         The following table sets forth certain information with respect to beneficial ownership of the common stock as of February 28, 2003 by: (i) each person who is known by the Company to beneficially own more than five percent of the common stock; (ii) each of the Company's directors and Named Executive Officers; and (iii) all directors and officers as a group.

                                                                                         SHARES BENEFICIALLY
                                                                                               OWNED(1,2)
                                                                                      ------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                                    NUMBER         PERCENT
------------------------------------                                                  -----------      -------
Dimensional Fund Advisors Inc.
1299 Ocean Avenue
Santa Monica, CA 90401.....................................................             1,734,888        7.0%

Corbin & Company (formerly Marathon Fund L.P.).............................             1,895,925(3)     7.7%
University Drive, Suite 500
Fort Worth, TX 76109

Royce & Associates, LLC....................................................             1,245,800        5.1%
1414 Avenue of the Americas
New York, NY 10019

Richard N. Snyder..........................................................               754,542(4)     3.0%

Kathleen A. Cote...........................................................                37,111(5)       *

James H. Wells.............................................................                58,111(6)       *

Lou Mazzucchelli...........................................................                10,277(7)       *

Jay Peterson...............................................................               244,104(8)       *

Kenneth Kalinoski..........................................................               521,122(9)     2.1%

Dennis M. Egan.............................................................               142,500(10)      *

Harry R. Caccamisi.........................................................               207,000(11)      *

Robert R. Swem.............................................................                   -0-          *

All directors and officers as a group
     (9 persons) (4, 5, 6, 7, 8, 9, 10, 11)................................             1,974,767(12)    7.6%

*    Indicates ownership of less than 1% of Common Stock

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of Common Stock issuable upon exercise of certain outstanding options within 60 days after February 28, 2003.

(2) Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 24,690,544 shares of Common Stock issued and outstanding on February 28, 2003. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

(3) David A. Corbin, the Chairman, President and Chief Executive Officer of Corbin & Company, has shared power to vote and dispose of all shares held by Corbin & Company.

(4) Consists of 488,722 shares held by Mr. Snyder directly and 265,820 shares (250,000 of which are subject to repurchase at April 29, 2003 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Snyder may acquire upon the exercise of options within 60 days after February 28, 2003.

(5) Consists of 11,000 shares held by Ms. Cote directly and 26,111 shares which Ms. Cote may acquire upon the exercise of options within 60 days after February 28, 2003.

(6) Consists of 32,000 shares held by Mr. Wells directly and 26,111 shares which Mr. Wells may acquire upon the exercise of options within 60 days after February 28, 2003.

(7) Consists of 45,680 shares which Mr. Mazzucchelli may acquire upon the exercise of options within 60 days after February 28, 2003.

(8) Consists of 45,305 shares held by Mr. Peterson directly and 198,424 shares (110,864 of which are subject to repurchase at April 29, 2003 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Peterson may acquire upon the exercise of options within 60 days after February 28, 2003.

(9) Consists of 221,122 shares held by Mr. Kalinoski directly and 300,000 shares (126,150 of which are subject to repurchase at April 29, 2003 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Kalinoski may acquire upon the exercise of options within 60 days after February 28, 2003.

(10) Consists of 142,500 shares (22,397 of which are subject to repurchase at April 29, 2003 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Egan may acquire upon the exercise of options within 60 days after February 28, 2003.

(11) Consists of 7,000 shares held by Mr. Caccamisi directly and 200,000 shares (170,834 of which are subject to repurchase at April 29, 2003 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Caccamisi may acquire upon the exercise of options within 60 days after February 28, 2003.

(12) All options held by the chief executive officer and the Named Executive Officers were granted under the 1989 Plan or the 1996 Plan. Pursuant to these stock option plans, all options granted thereunder are immediately exercisable, however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees' employment terminates prior to all such optionees' options becoming vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

         Officer and Director Stock Loan Program

         As of July 31, 2002, under the Company's Officer and Director Stock Loan Program, the aggregate principal amount of stock loans outstanding was $415,029. Of this balance, the Named Executive Officers had stock loans outstanding in the aggregate principal amount of $101,430. For the fiscal year ended July 31, 2002, the following table presents the largest amount of indebtedness of each of our executive officers who participated in the program:

Gordon Matthews...................................     $  61,672
Richard N. Snyder.................................     $  59,405
F.H. (Dick) Moeller...............................     $ 164,040*
Robert R. Swem....................................     $  65,566*
T. Gary Trimm.....................................     $  62,032*

         ----------
         *Indicates that this was the largest amount of indebtedness outstanding under such program for such officer or director.

         As of January 31, 2003, the following table presents the amounts outstanding for each of our executive officers who participated in the program:

Gordon Matthews...................................     $  63,565*
Richard N. Snyder.................................     $  61,229*
F.H. (Dick) Moeller...............................     $ 162,143
Robert R. Swem....................................     $  14,562
T. Gary Trimm.....................................     $       0

         ----------
         *Indicates that this was the largest amount of indebtedness outstanding under such program for such officer or director.

         As of July 31, 2002, Messrs. Moeller and Trimm, former directors of our company, and Mr. Swem, a former Vice President, Operations, had loans outstanding under this program in the aggregate principal amount of $157,314, $62,032 and $42,025, respectively.

         No new loans are allowed to be made under this program. This program had previously allowed our directors and officers to acquire shares of our common stock with the proceeds of the loans. The interest rates charged on these loans is fixed at 6.09%. The term of each loan is generally nine years.

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

         Our company also agreed to pay fees to Strategic Management, Inc., of which Mr. Trimm was a principal, and to Matthews Consulting, a company owned by Mr. Matthews, and both transactions are described under the heading "Compensation Committee Interlocks and Insider Participation."

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------------------------
                        Number of securities to be     Weighted-average         Number of securities remaining available
                         issued upon exercise of        exercise price of            for future issuance under equity
                          outstanding options,        outstanding options,      compensation plans (excluding securities
  Plan category            warrants and rights         warrants and rights       reflected in the first column) (1) (2)
------------------------------------------------------------------------------------------------------------------------
Equity
compensation plans
approved by stock
holders                         3,735                $               3.92                        2,986
------------------------------------------------------------------------------------------------------------------------
Equity
compensation plans
not approved by
stock holders                       0                $                  -                            0
------------------------------------------------------------------------------------------------------------------------
Total                           3,735                $               3.92                        2,986
------------------------------------------------------------------------------------------------------------------------

(1) These numbers include 889 shares of stock that may be issued under the Company's 1999 Restricted Stock Plan.

(2) The Company's 1996 Stock Option Plan provides that the aggregate number of shares that may be optioned and sold under the plan is 700,000, plus any shares reacquired by the Company on the open market, but which shall not, at the time of reference, exceed, in the aggregate, the lesser of (1) shares having an aggregate purchase price equal to the cash proceeds received by the company from the exercise of stock options under the Company's 1989 Stock Option Plan, the 1996 Stock Option Plan and the Employee Stock Purchase Plan, and (2) 50% of the aggregate shares (excluding any reacquired shares) authorized to be granted to any one employee during any calendar year (the "reacquired shares").

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Reports of Independent Auditors .....................................................................   44
Financial Statements:
  Consolidated Balance Sheets as of July 31, 2001 and 2002 ..........................................   45
  Consolidated Statements of Operations for the years ended
     July 31, 2000, 2001 and 2002 ...................................................................   46
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended July 31, 2000, 2001 and 2002 ...............................................   48
  Consolidated Statements of Cash Flows for the years ended July
     31, 2000, 2001 and 2002 ........................................................................   49
  Notes to Consolidated Financial Statements ........................................................   51
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts ..................................................   80

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

Austin, Texas
September 13, 2002                                             Ernst & Young LLP

                             FORGENT NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       JULY 31,
                                                                            ------------------------------
                                                                               2001                2002
                                                                            ----------          ----------
                           ASSETS
Current assets:
  Cash and equivalents........................................              $   15,848          $   17,237
  Short-term investments......................................                   6,128               2,715
  Accounts receivable, net of allowance for doubtful
     accounts of $1,089 and $815 at July 31, 2001 and July
    31, 2002, respectively....................................                  13,770               5,390
  Notes receivable, net of reserve of $121 and $967 at
      July 31, 2001 and July 31, 2002, respectively ..........                      50                 189
  Inventories ................................................                     454                 563
  Prepaid expenses and other current assets...................                   1,355                 609
                                                                            ----------          ----------
       Total current assets...................................                  37,605              26,703
Property and equipment, net...................................                   9,500               5,734
Goodwill, net.................................................                  10,617              15,833
Capitalized software..........................................                   2,998               3,537
Other assets..................................................                     616                 415
Net assets from discontinued operations.......................                   8,004                  --
                                                                            ----------          ----------
                                                                            $   69,340          $   52,222
                                                                            ==========          ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable............................................              $    9,594          $    5,687
  Accrued compensation and benefits...........................                   3,636               1,264
  Other accrued liabilities...................................                   2,652               2,049
 Notes payable, current portion...............................                      --                 899
  Deferred revenue............................................                   8,802               7,047
                                                                            ----------          ----------
Total current liabilities ....................................                  24,684              16,946
Long-term liabilities:
  Deferred Revenue............................................                   1,600               1,015
  Other long-term obligations.................................                   1,434               1,983
                                                                            ----------          ----------
Total long-term liabilities...................................                   3,034               2,998

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 authorized; none
     issued or outstanding....................................                      --                  --
  Common stock, $.01 par value; 40,000 authorized; 24,976
     and 25,755 shares issued, 24,889 and 24,880 shares
     outstanding at July 31, 2001 and July 31, 2002,
     respectively.............................................                     249                 257
  Treasury stock, 87 and 875 issued at July 31, 2001 and
     July 31, 2002............................................                    (108)             (2,857)
  Additional paid-in capital .................................                 261,713             263,334
  Accumulated deficit.........................................                (221,908)           (228,011)
  Unearned compensation.......................................               --   (227)
  Accumulated other comprehensive income......................                   1,676                (218)
                                                                            ----------          ----------
Total stockholders' equity....................................                  41,622              32,278
                                                                            ----------          ----------
                                                                            $   69,340          $   52,222
                                                                            ==========          ==========

         The accompanying notes are an integral part of these consolidated financial statements

                             FORGENT NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE YEARS ENDED JULY 31,
                                                                              ----------------------------
                                                                            2000          2001           2002
                                                                            ----          ----           ----
REVENUES:
  Network software & services.................................            $     --      $     --       $   2,236
  Technology licensing........................................                  --            --          31,150
  Service and other...........................................              27,217        26,912          25,206
                                                                          --------      --------       ---------
Total revenues................................................              27,217        26,912          58,592

COST OF SALES:
  Network software & services.................................               5,120            --           4,057
  Technology licensing........................................                  --            --          14,675
  Service and other...........................................              18,697        19,913          15,438
                                                                          --------      --------       ---------
Total cost of sales...........................................              23,817        19,913          34,170

GROSS MARGIN..................................................               3,400         6,999          24,422

OPERATING EXPENSES:
  Selling, general and administrative.........................              12,324        16,531          12,054
  Research and development....................................               8,456         7,439           3,210
  Impairment of assets........................................               2,241         1,147           8,030
  Amortization of intangible assets...........................               1,824         1,101              --
  Restructuring expense.......................................                  --            --             818
                                                                          --------      --------       ---------
Total operating expenses .....................................              24,845        26,218          23,493

(LOSS) INCOME FROM OPERATIONS.................................             (21,445)      (19,219)            310

OTHER INCOME (EXPENSES):
  Interest income.............................................               1,186         1,222             338
  Non-recurring events........................................              44,501            --              --
  Gain on investment..........................................                  --         6,514           1,670
  Loss on disposal of assets..................................                  --        (1,453)             --
  Interest expense and other .................................              (1,431)          222             206
                                                                          --------      --------       ---------
Total other income (expenses).................................              44,256         6,505           2,214

INCOME (LOSS) FROM CONTINUING OPERATIONS,
   BEFORE INCOME TAXES........................................              22,811       (12,714)          2,524
(Provision) benefit for income taxes .........................                (613)          304             177
                                                                          --------      --------       ---------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS.................................................              22,198       (12,410)          2,701

Loss from discontinued operations, net of income taxes........             (19,901)      (19,010)         (8,549)
Loss on disposal, net of income taxes.........................                  --        (1,120)           (255)
                                                                          --------      --------       ---------
LOSS FROM DISCONTINUED OPERATIONS.............................             (19,901)      (20,130)         (8,804)

NET INCOME (LOSS).............................................            $  2,297      $(32,540)      $  (6,103)
                                                                          --------      --------       ---------

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations......................            $   0.90      $  (0.50)      $    0.11
Income (loss) from discontinued operations ...................            $  (0.81)     $  (0.81)      $   (0.36)

                             FORGENT NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss).............................................            $   0.09      $  (1.31)      $   (0.25)
DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations......................            $   0.89      $  (0.50)      $    0.11
Income (loss) from discontinued operations....................            $  (0.80)     $  (0.81)      $   (0.35)
Net income (loss).............................................            $   0.09      $  (1.31)      $   (0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.......................................................              24,530        24,878          24,814
  Diluted.....................................................              25,044        24,878          25,559

         The accompanying notes are an integral part of these consolidated financial statements

                             FORGENT NETWORKS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                           COMMON STOCK
                                           ------------
                                         Number of             Additional                           Accumulated
                                          Shares                 Paid-In   Treasury   Accumulated     Unearned
                                        Outstanding  Amount      Capital    Stock       Deficit     Compensation
                                        -----------  ------    ----------  --------   -----------   ------------
BALANCE AT JULY 31, 1999                     24,423  $  244    $  260,057             $  (191,665)  $       (535)
  Proceeds from stock issued under
    employee plans...................           592       6         2,234
  Receipts from stock subscriptions
     Receivable......................                                                                        150
  Forfeiture of stock held in escrow           (150)
  Amortization of unearned
     Compensation....................                    (2)         (324)                                   126
  Forfeiture of unearned
     compensation....................           (18)                 (255)                                   255
Net income...........................                                                       2,297
  Change in unrealized gain/loss
     on available-for-sale
     securities......................
  Foreign currency translation
     Adjustment......................
  Comprehensive Income...............
                                        -----------  ------    ----------  --------   -----------   ------------
BALANCE AT JULY 31, 2000                     24,847     248       261,712                (189,368)            (4)
  Proceeds from stock issued
    under employee plans.............           131       1           174
  Purchase of Treasury Stock.........           (87)                           (108)
  Net shares received in
    settlement.......................            (2)                 (173)
  Amortization of unearned
     Compensation....................                                                                          4
  Net Loss...........................                                                     (32,540)
  Change in unrealized gain/loss
     on available-for-sale
     securities......................
  Foreign currency translation
     Adjustment......................
  Comprehensive Income...............
                                        -----------  ------    ----------  --------   -----------   ------------
BALANCE AT JULY 31, 2001                     24,889     249       261,713      (108)     (221,908)            --
  Proceeds from stock issued
     under employee plans............           779       8         1,288
  Purchase of Treasury Stock.........          (788)                         (2,749)
  Issuance of restricted stock to
     employees and consultants.......                                 333                                   (333)
  Amortization of unearned
     Compensation....................                                                                        106
  Net Loss...........................                                                      (6,103)
  Change in unrealized gain/loss
     on available-for-sale
     securities......................
  Foreign currency translation
     Adjustment......................
  Comprehensive Income...............
                                        -----------  ------    ----------  --------   -----------   ------------
BALANCE AT JULY 31, 2002                     24,880  $  257    $  263,334    (2,857)  $  (228,011)  $       (227)
                                        ===========  ======    ==========  ========   ===========   ============

                                           Other          Total
                                        Comprehensive  Stockholders'
                                        Income (Loss)     Equity
                                        -------------  -------------
BALANCE AT JULY 31, 1999                $         (82) $      68,019
  Proceeds from stock issued under
    employee plans...................                          2,240
  Receipts from stock subscriptions
     Receivable......................                            150
  Forfeiture of stock held in
      escrow                                                    (326)
  Amortization of unearned
     Compensation....................                            126
  Forfeiture of unearned
     compensation....................                             --
Net income...........................                             --
  Change in unrealized gain/loss
     on available-for-sale                     10,003             --
     securities......................
  Foreign currency translation
     Adjustment......................             152             --
  Comprehensive Income...............                         12,452
                                        -------------  -------------
BALANCE AT JULY 31, 2000                       10,073         82,661
  Proceeds from stock issued
    under employee plans.............                            175
  Purchase of Treasury Stock.........                           (108)
  Net shares received in
    settlement.......................                           (173)
  Amortization of unearned
     Compensation....................                              4
  Net Loss...........................                             --
  Change in unrealized gain/loss
     on available-for-sale
     securities......................          (8,462)
  Foreign currency translation
     Adjustment......................              65
  Comprehensive Income...............                        (40,937)
                                        -------------  -------------
BALANCE AT JULY 31, 2001                        1,676         41,622
  Proceeds from stock issued
     under employee plans............                          1,296
  Purchase of Treasury Stock.........                         (2,749)
  Issuance of restricted stock to
     employees and consultants.......                              0
  Amortization of unearned
     Compensation....................                            106
  Net Loss...........................
  Change in unrealized gain/loss
     on available-for-sale
     securities......................          (1,541)
  Foreign currency translation
     Adjustment......................            (353)
  Comprehensive Income...............                         (7,997)
                                        -------------  -------------
BALANCE AT JULY 31, 2002                $        (218) $      32,278
                                        =============  =============

         The accompanying notes are an integral part of these consolidated financial statements.

                             FORGENT NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                              FOR THE YEARS ENDED JULY  31
                                                                              ----------------------------
                                                                           2000            2001          2002
                                                                           ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations....................      $   22,198      $ (12,410)    $    2,701
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating
    activities:
    Depreciation and amortization.................................           9,721          8,624          4,571
    Impairment of assets..........................................           7,361             --         10,411
    Amortization of unearned compensation.........................             126              4            106
    Foreign currency translation loss.............................             267             46            319
    Loss on sale of fixed assets..................................             271          2,600            133
    Changes in operating assets and liabilities:
      Accounts receivable.........................................          14,923          9,548          7,740
      Inventories.................................................              --           (455)          (792)
      Prepaid expenses and other current assets...................             410            448            626
      Accounts payable............................................         (3,418)         (5,364)        (4,316)
      Accrued expenses and other long term obligations............             551         (2,535)        (4,761)
      Deferred revenue ...........................................           1,045         (4,009)        (2,023)
                                                                        ----------      ---------     ----------
Net cash provided by (used in) operating activities...............          53,455         (3,503)        14,715

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.............................        (199,748)       (98,510)        (3,180)
  Sales and maturities of short-term investments..................         175,048        123,663          5,052
  Purchases of property and equipment.............................          (3,888)        (2,763)        (1,135)
  Sales of property and equipment.................................              --             56             82
  Purchase of business net of cash acquired.......................              --             --         (4,000)
  Collection (issuance) of notes receivable.......................              84            (16)           243
  Increase in capitalized software................................          (3,945)          (617)        (3,471)
  Decrease (increase) in other assets.............................             132             81         (1,273)
                                                                        ----------      ---------     ----------
Net cash (used in) provided by investing activities...............         (32,317)        21,894         (7,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock.............................           2,240            175          1,288
  Purchase of treasury stock......................................              --           (108)        (2,741)
  Payments on line of credit agreements...........................         (11,200)            --             --
  Payments on notes payable.......................................          (2,178)        (1,500)          (787)
  Proceeds from notes payable.....................................              --            852          1,353
  Receipts from stock subscription receivable.....................             150             --             --
                                                                        ----------      ---------     ----------
Net cash used in financing activities.............................         (10,988)          (581)          (887)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Net cash used in discontinued operations........................         (10,972)        (8,849)        (4,086)
Effect of translation exchange rates on cash......................            (115)            19           (671)
Net (decrease) increase in cash and equivalents...................            (937)         8,980          1,389
Cash and equivalents at beginning of period.......................           7,805          6,868         15,848
Cash and equivalents at end of period.............................      $    6,868      $  15,848     $   17,237
                                                                        ==========      =========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid...................................................      $      954      $     134     $      144
  Income taxes paid...............................................             434            129             --
  Income taxes refunded...........................................              --             --            177

                             FORGENT NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

  Notes payable issued for acquired asset.........................              --             --            700
  Issuance of restricted stock to employees and consultants.......              --             --            333
  Net shares received in settlement...............................              --           (173)            --
  Mark to market of investments...................................                          8,461          1,541

         The accompanying notes are an integral part of these consolidated financial statements

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

1.       THE COMPANY

         Forgent Networks, Inc. (Forgent or the Company) is a provider of enterprise software and services that enable organizations to collaborate effectively and efficiently, to expedite decision making, and to streamline operations. Forgent's software manages the essential elements of collaboration: people, resources, and technology, and provides one-stop scheduling of all resources necessary for complex conference automation and management of communication networks. With a 20-year history of video communications experiences, Forgent develops neutral network management software for rich media networks and also offers a full spectrum of top-rated services to the visual communications industry, regardless of brand, to make collaboration easy, reliable and effective. Forgent's services and software are designed to improve industry-wide multi-vendor platform interoperability as well as to improve video network management and reliability standards throughout the industry.

         On August 23, 2000, the Company announced a new business charter that shifted its core business model from the manufacture of videoconferencing endpoints to a provider of enterprise software and services for visually enabling broadband networks. The Company's vast experience in the industry indicated that videoconferencing would not reach the broad-based market appeal necessary for overall growth through the production of videoconferencing endpoints alone. Therefore, the Company planned to leverage its professional services and software expertise in the deployment and management of videoconferencing endpoints by continuing to actively market its ability to integrate, install and service a wide offering of third-party products, including the products of companies that were traditional competitors when the focus was hardware. Subsequently, management decided to solely focus its efforts on its Solutions business and to exit its Products business. Therefore, Forgent announced in May 2001 that the Company intended to sell its Products business unit and to rename the remaining Solutions business unit as Forgent Corporation, subject to the execution and consummation of a sale agreement and stockholder approval. The Company's stockholders approved the transaction during its 2001 annual meeting and the sale was finalized on January 23, 2002. The Company renamed its remaining business as Forgent Networks, Inc.

         Management believes it must provide network software products and solutions that support the vast amount of visual communication applications by improving the interoperability of all the components in a broadband video network, by expanding the Company's current interoperability labs to create a center of excellence for standards testing and integration and by developing and introducing enterprise videoconferencing software that provides a high level of manageability, reliability and ease-of-use for existing and new enterprise systems. Furthermore, the development and expansion of Forgent's network consulting and professional services will contribute in transforming the majority of its revenue base from endpoint products to a software and solutions centric provider. Management believes the Company's refocus of its efforts and resources will provide the greatest opportunity for long-term success for Forgent and its stockholders.

         The Company reclassified $6.5 million from discontinued operations to continuing operations. $5.9 million of the reclassification resulted from the write-off of a note receivable arising from the sale of the Products business unit (see Note 4) subsequent to the Products business unit being classified as a discontinued operation. $0.6 million of the reclassification was a result of the write-off of accounts receivable relating to continuing operations which were inadvertently classified in discontinued operations, and have now been reclassified to selling, general and administrative expense. The effect of the reclassification was to reduce income from continuing operations by $6.5 million and to increase income from discontinued operations by the same amount. The amounts did not have an effect on net income or stockholders' equity.

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

REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

         The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred. The Company's arrangement with resellers does not allow for any rights of return.

         Network software and service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company's software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training, and installation services related to the sale of our network software. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract, which is in accordance with the Company's standard price list. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to training is recognized as the services are performed. Revenue allocated to installation is recognized upon completion of these services due to their short-term nature. The Company's training and installation services are not essential to the functionality of its products as (1) such services are available from other vendors and (2) the Company has sufficient experience in providing such services. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of our software product, we recognize the entire contract amount ratably over the period during which the services are expected to be performed.

         Service and other revenue consist of legacy service programs as well as integration services. Legacy service programs provide maintenance, technical support, installation and resident engineering services to companies that deploy video networks. Integration revenues consist of network consulting to assist customers with their video networking requirements, including baseline audits, preparation of capacity plans, development of time-saving migration and implementation plans, and customized integration of the Company's software with existing third-party applications or with customers' proprietary in-house applications. Legacy service and other revenues are recognized ratably over the term of the service agreement, as there is no discernible pattern of service delivery. Integration revenues are recognized after the customized systems have been tested, installed, and the Company has no significant further obligations as evidenced by acceptance from the customer.

         Technology licensing revenue is derived from the Company's Patent Licensing program, which is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

Patent No. 4,698,672, and its foreign counterparts. Gross technology licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a percentage of the revenues received on the signed agreements and are paid to a national law firm. The percentage payment to this law firm was set based on a sliding scale that began at 35% and increased to 50% based on the aggregate recoveries achieved. Future percentage payments will be 50% of license receipts per the agreement with this firm.

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

         The Company capitalized internal software development costs of $3,945, $617, and $3,471 for the years ended July 31, 2000, 2001, and 2002, respectively. No amortization of such costs was recorded for the years ended July 31, 2000 and 2001, respectively. Amortization of capitalized software development costs for the year ended July 31, 2002 was $552, all of which was charged to cost of sales for network software and services.

         During each of the years ended July 31, 2000 and July 31, 2002, management made the decision to discontinue further development efforts of several software projects, and abandoned certain projects previously capitalized. The resulting charges of $5,120 and $2,381 were included as a component of cost of sales during the years ended July 31, 2000 and 2002, respectively. No capitalized software development costs were impaired for the year ended July 31, 2001.

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

SHORT-TERM INVESTMENTS

         Short-term investments are carried at market value. Short-term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities, commercial paper, and equity securities, and all mature within one year of July 31, 2001 and 2002. The carrying amounts of the Company's short-term investments at July 31, 2001 and 2002 are as follows:

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

                                                  2001                       2002
                                         -----------------------     ----------------------
                                                         MARKET                     MARKET
                                           COST          VALUE         COST         VALUE
                                         --------       --------     -------       --------
Corporate obligations.................   $  4,445       $  4,445     $   722       $    722
Equity securities.....................        142          1,683          --             --
Other    .............................         --             --       1,993          1,993
                                         --------       --------     -------       --------
                                         $  4,587       $  6,128     $ 2,715       $  2,715
                                         ========       ========     =======       ========

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

         During fiscal 2001 the Company utilized forward currency exchange contracts to reduce the exposure to fluctuations in foreign currency exchange rates related to the European Euro and the Australian Dollar. The changes in these contracts are reflected in the Consolidated Statement of Operations. The Company also utilized derivatives designated as cash flow hedges to ensure a minimum level of cashflows as related to its investment in the Polycom stock. The amount of ineffectiveness with respect to these cash flow hedges was not material. These hedges were recorded at fair value on the Consolidated Balance Sheet, under the caption short-term investments as of July 31, 2001. During the first quarter of fiscal year 2002, the remaining 77 shares of Polycom were sold and the related cash flow hedge was settled resulting in $1.7 million being reclassed from other comprehensive income to earnings.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Since the standard recognizes goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are evaluated at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives, but without constraint of an arbitrary ceiling. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses are reflected in operating income from continuing operations on the Consolidated Statement of Operations. Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, and therefore did not record any goodwill amortization expenses during the year ended July 31, 2002. As a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the year ended July 31, 2002. The Company's goodwill, net of accumulated amortization, was $10.6 million and $15.8 million at July 31, 2001 and July 31, 2002, respectively. The increase in goodwill was attributable to the acquisition of certain assets and liabilities of Global Scheduling Solutions, Inc., on June, 4, 2002

         As required by SFAS No. 142, the results for the prior years have not been restated. A reconciliation of the previously reported net loss and earnings per share for the years ended July 31, 2000, 2001, and 2002 as if SFAS No. 142 had been adopted is presented as follows:

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

                                                   2000              2001              2002
                                                ----------        ----------        ----------
Reported net income (loss)..................    $    2,297        $  (32,540)           (6,103)
Add back goodwill amortization..............         1,824             1,101                --
                                                ----------        ----------        ----------
Adjusted net income (loss)..................    $    4,121        $  (31,439)       $   (6,103)
                                                ==========        ==========        ==========
Basic earnings per share:
As reported.................................    $     0.09        $    (1.31)       $    (0.25)
Goodwill amortization.......................          0.07              0.04                --
                                                ----------        ----------        ----------
Adjusted earnings per share.................    $     0.16        $    (1.27)       $    (0.25)
                                                ==========        ==========        ==========
Diluted earnings per share:
As reported.................................    $     0.09        $    (1.31)       $    (0.24)
Goodwill amortization.......................          0.07              0.04                --
                                                ----------        ----------        ----------
Adjusted earnings per share.................    $     0.16        $    (1.27)       $    (0.24)
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

         On August 23, 2000, the Company announced a new business charter and the restructuring of its organization. The new business charter was intended to execute a change in business strategy that leverages Forgent's services and systems integration capabilities in order to become the industry leader in providing visual communication solutions over broadband enterprise networks. The restructuring involved the involuntary termination of approximately 200 employees globally, or 34% of the Company's workforce and the consolidation of leased office space in its Austin, Texas headquarters, as well as in Sunnyvale, California and other remote facilities. These workforce reductions and consolidations of office space reduced costs and focused resources on efforts to support the new business strategy. The Company completed all terminations by January 31, 2001. During fiscal 2001, the Company recorded a restructuring charge of $1,708.

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

         On October 2, 2001, Forgent announced that it had signed a definitive sales agreement to sell the operations and certain assets of its Products business unit, including the VTEL name, in order to devote its energies and resources to the development of Forgent's services and software business. The Company's shareholders approved the transaction during its 2001 annual meeting and the sale was finalized on January 23, 2002. The sale of substantially all of the assets used in the Products business unit was made to VTEL Products Corporation ("VTEL"), a privately held company created by the former Vice-President of Manufacturing of the Products business unit and two other senior management members of the Products business unit. As a result, the Company received cash of $0.5 million, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for approximately $1.0 million, a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5.0 million and 1,045 shares of common stock, par value $0.01 per share, representing 19.9% of the new company's fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how, and information of the Company that was used in the daily operations of the Products business unit. The group of management who purchased the products division (now referred to as VTEL) put up $500,000 of their own money at the closing. In addition, VTEL also received a $750,000 line of credit from a bank which was not guaranteed by Forgent. The facilities lease was signed over to VTEL, which was accepted by the landlord with no further obligations by Forgent. Furthermore, Forgent did not remain contingently liable for performance on existing contracts or future contracts entered into by the newly formed entity. The Company does not have any continuing involvement in the go-forward operations of VTEL. It does not have veto power or any means to exercise influence over the operations of that company. The Company has made no guarantees with respect to any business matters as they relate to VTEL nor are there any situations whereby the Company would be required to reassume any obligations of VTEL.

         Due to uncertainties regarding VTEL's future business, Forgent fully reserved its equity interest in VTEL. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement, and management is currently renegotiating the terms of the note. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5.9 million charge for the reserve of both notes from VTEL for the year ended July 31, 2002. This charge was reported as part of continuing operations on the consolidated statement of operations. However, management is continuing its efforts on collecting these outstanding notes receivables. Since the sale of the products business occurred several months after it was originally anticipated to close, and since the operations performed significantly worse than expected, an additional loss of $8.2 million was recorded to discontinued operations in fiscal 2002. As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL Products business unit to be $1.1 million. During the 2002 fiscal year, Forgent recorded an additional $0.2 million in expenses associated with the completion of the sale.

         As a result of the sales of the integration and products businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. The operating results of the integration and products businesses for the fiscal years ended July 31, 2000, 2001, and 2002 were as follows:

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

                                                      2000              2001           2002
                                                     -------           -------         ----
Revenues from unaffiliated customers.............    107,094            58,679        15,853
Loss from discontinued operations................    (19,901)          (19,010)       (8,549)

         The net assets from discontinued operations presented on the Consolidated Balance Sheets were as follows:

                                                      2001                     2002
                                                   ----------               ----------
Current assets.....................                $    7,247               $       --
Non-Current assets.................                     1,123                       --
Current liabilities................                      (366)                      --
                                                   ----------               ----------
                                                   $    8,004               $       --
                                                   ==========               ==========

5.       ACQUISITIONS

         As approved by each company's board of directors, Forgent acquired certain assets and liabilities in a purchase business combination structured as an asset purchase of Global Scheduling Solutions, Inc., a global provider of enterprise conference room scheduling and resource management solutions, on June 4, 2002.

         This business combination was completed in order for Forgent to expand the quality and reach of its existing enterprise software sales and marketing efforts and to acquire an enterprise scheduling software solution to complement its existing Video Network Platform solution. Forgent continues to market Global Scheduling Solutions, Inc.'s flagship product, Global Scheduling System, an industry leading web-based application that combines the management of large-scale meeting environments and all necessary resources and services while reducing the cost and time associated with such management. As a result of the acquisition, Forgent becomes the only vendor that can provide complete one-stop video network scheduling, launching, monitoring and management solution.

         Forgent paid Global Scheduling Solutions, Inc. a combination of $4.0 million in cash, $0.7 million tied to certain future contingent "earn-out" payments and the assumption of certain liabilities. The $0.7 earn-out is dependent upon the purchased assets generating a certain level of net revenue between April, 2002 and September, 2002. The contingent liability is recorded as part of the current notes payable on Forgent's consolidated balance sheet as of July 31, 2002 because management believes it is probable that this amount will be paid. The purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $5.2 million have been recorded as goodwill. Results of acquired operations are included in our consolidated income statements for the period beginning June 4, 2002 through July 31, 2002. Forgent continues to market Global Scheduling Solutions, Inc.'s flagship product, Global Scheduling System, an industry leading web-based application that combines the management of large-scale meeting environments and all necessary resources and services while reducing the cost and time associated with such management. As a result of the acquisition, Forgent becomes the only vendor that can provide complete one-stop video network scheduling, launching, monitoring and management solution.

The following table shows the amounts assigned to each major asset and liability class as of the date of acquisition:

Accounts Receivable                      $  269
Software                                    100
Computers & Equipment                        22
Goodwill                                  5,229
                                         ------
  Total Assets                           $5,620

Accounts Payable                         $  577
                                         ------
Accrued Liabilities                          92
Deferred Revenue                            251
                                         ------
  Total Liabilities                      $  920

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

6.       ASSET IMPAIRMENT

         During the fiscal year ended July 31, 2002, Forgent recorded impairment losses on the consolidated statement of operations as follows:

                                                                    FOR THE YEAR ENDED JULY 31, 2002
                                                                    --------------------------------
                                                                             (IN THOUSANDS)
                                                         CONTINUING             DISCONTINUED             TOTAL
                                                         OPERATIONS              OPERATIONS            IMPAIRMENT
                                                         ----------              ----------            ----------
Property lease...................................       $      2,063         $              -       $          2,063
Notes receivables................................              5,967                        -                  5,967
                                                        ------------         ----------------       ----------------
Impairment in operating expenses.................              8,030                        -                  8,030
                                                        ============         ================       ================
Capitalized software.............................              2,381                        -                  2,381
                                                        ------------         ----------------       ----------------
Total impairment.................................       $     10,411         $              -       $         10,411
                                                        ============         ================       ================

         Due to the disposition of the Products business in fiscal 2002, the VTEL personnel relocated from Forgent's headquarters at 108 Wild Basin Road in Austin, Texas to VTEL's headquarters at 9208 Waterford Centre Blvd. in Austin, Texas. This relocation left a vacancy of approximately 52 thousand rentable square feet, or 38% of the total lease space. Additionally, Forgent had existing unoccupied space inventory due to the downsizing of the Company on account of the recent restructurings. In fiscal 2002, Forgent was able to sublease some of the vacated space, but was unable to fully sublease the space due to the economic downturn during the year. Therefore, management analyzed the future undiscounted cash flows related to the lease on the Wild Basin property and determined the economic value of the lost sublease rental income. As a result, Forgent recorded a one-time $2.0 million impairment charge for the unleased space as of July 31, 2002. However, Forgent remains obligated to make lease payments in accordance with the original term of the lease. Additionally, Forgent received two subordinated promissory notes from VTEL as a result of the disposition of the Products business. However, VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting both of the outstanding notes from VTEL, the Company recorded a $5.9 million charge for the reserve of both notes from VTEL for the year ended July 31, 2002. These impairments were reported as part of continuing operations on the consolidated statement of operations.

         Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with this technology was impaired during the year ended July 31, 2002 and was reported as part of cost of sales.

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

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

         As a result of the new charter announced in August 2000, management reviewed certain long-lived assets including property, plant and equipment, goodwill and other intangible assets, and capitalized software, to evaluate the recoverability of these assets pursuant to Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The evaluation indicated that the future undiscounted cash flows related to certain long-lived assets were below the carrying value of the assets associated with their future operations. Further, the closure of certain foreign offices and the termination of the software capitalization projects resulted in the identification of only minimal future cash flows. During the fourth quarter of fiscal 2000, the Company adjusted the long-lived assets associated with its manufacturing operations and the long-lived assets related to the foreign operations and capitalized software. Management calculated the fair value for the long-lived assets based on anticipated future cash flows discounted at a rate commensurate with the risk involved, which resulted in a non-cash impairment charge of $14.1 million. Of the total impairment in fiscal year 2000, $5.1 million of the capitalized software development cost impairment was reported as part of cost of sales. This impairment loss was recorded on the consolidated statement of operations as follows:

                                               FOR THE YEAR ENDED JULY 31, 2000
                                               --------------------------------
                                                         (IN THOUSANDS)
                                             CONTINUING   DISCONTINUED     TOTAL
                                             OPERATIONS    OPERATIONS   IMPAIRMENT
                                             ----------   ------------  ----------
Property, plant and equipment............      $ 1,909      $ 3,983      $ 5,892
Intangible assets........................          332        1,908        2,240
Other....................................           --          156          156
                                               -------      -------      -------
Impairment in operating expenses.........        2,241        6,047        8,288
                                               =======      =======      =======
Capitalized software.....................        5,120          664        5,784
                                               -------      -------      -------
Total impairment.........................      $ 7,361      $ 6,711      $14,072
                                               =======      =======      =======

         The remaining useful lives of certain assets were shortened and thus, depreciation and amortization for these impaired assets were slightly higher in subsequent fiscal years.

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

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

8.       INVENTORIES

         Inventories consist of the following:

                                                                  JULY 31,
                                                          ----------------------
                                                          2001              2002
                                                          ----              ----
Raw materials ..............................              $454              $253
Work-in-process ............................                --                97
Finished goods .............................                --               194
Other ......................................                --                19
                                                          $454              $563
                                                          ====              ====

         The inventory held as of July 31, 2002 and July 31, 2001 primarily represent third-party equipment to be sold to Forgent's customers through its Multi-Vendor Program ("MVP").

9.       PROPERTY AND EQUIPMENT

         Property and equipment and related depreciable lives are composed of the following:

                                                                 JULY 31,
                                                          ---------------------
                                                            2001          2002
                                                          --------     ---------
Furniture, machinery and equipment, 2-8 years ........     $11,822       $8,539
Internal support equipment, 2-4 years ................       1,140        1,157
Customer service assets, 2-5 years ...................       3,738        4,086
Leasehold improvements, lease term or life of the
  Improvement ........................................       5,340        3,597
                                                          --------     --------
                                                            22,040       17,379
Less accumulated depreciation ........................     (12,540)     (11,645)
                                                          --------     --------
                                                          $  9,500     $  5,734
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

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

10.      NOTES PAYABLE

         Notes payable at July 31, 2002 consist of the following:

                                                                 2001      2002
                                                                -------   -------
Note payable to Silicon Valley Bank in
  monthly installments through July 2005, bearing interest
  at prime plus 1.50% ......................................    $    --      $499
Note payable to Global Scheduling Solutions, Inc. ..........
subject to "earn-out" provisions through
October 31, 2002, bearing no interest ......................         --       700
                                                                -------   -------
                                                                     --     1,199
Less: current maturities ...................................         --      (899)
                                                                -------   -------
Long-term notes payable ....................................    $    --       300
                                                                =======   =======

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

         As of July 31, 2002 we had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options Outstanding                                  3,701
Options available for future grant                   1,756
                                                     =====
Shares reserved                                      5,457

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

                                                                            2000          2001         2002
                                                                          --------      --------     ---------
Net income (loss) ......................       As reported               $    2,297   $  (32,540)   $   (6,103)
                                               Pro forma                 $   (1,930)  $  (35,471)   $   (7,767)
Basic net income (loss) per
    common share .......................       As reported               $     0.09   $    (1.31)   $    (0.25)
                                               Pro forma                 $    (0.08)  $    (1.43)   $    (0.31)
Diluted net income (loss) per
    common share .......................       As reported               $     0.09   $    (1.31)   $    (0.24)
                                               Pro forma                 $    (0.08)  $    (1.43)   $    (0.30)

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants the years ended July 31, 2000, 2001 and 2002:

                                                                   2000                  2001                2001
                                                                ----------            ----------          ----------
Dividend yield...................................                       --                    --                  --
Expected volatility..............................                    70.86%                73.57%              78.87%
Risk-free rate of return.........................                     6.13%                 4.95%               4.00%
Expected life....................................               7.36 years            7.41 years          5.84 years

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

         The following table summarizes activity under all Plans for the years ended July 31, 2000, 2001 and 2002.

                                                        2000                        2001                        2002
                                                      --------                    --------                    --------
                                                      WEIGHTED                    WEIGHTED                    WEIGHTED
                                                      AVERAGE                     AVERAGE                     AVERAGE
                                         SHARES       EXERCISE       SHARES       EXERCISE       SHARES       EXERCISE
                                         (000'S)       PRICE         (000'S)       PRICE         (000'S)       PRICE
                                        ---------     --------      --------      --------      ---------     --------
Outstanding at the beginning of the
   Year..............................       4,548     $    7.11         3,999     $    5.39         3,613     $    4.45
   Granted...........................       1,436          4.47         1,527          1.29         2,637          3.28
   Exercised.........................        (437)         4.40            (3)         1.10          (593)         1.83
   Canceled..........................      (1,548)         9.89        (1,910)         3.88        (1,956)         4.63
                                        ---------                   ---------                   ---------
Outstanding at the end of the year          3,999     $    5.39         3,613     $    4.45         3,701     $    3.94
                                        =========                   =========                   =========
Options exercisable at year end             3,945     $    5.41         3,563     $    4.47         3,644     $    3.95
                                        =========                   =========                   =========
Weighted average fair value of
   options granted during the year                    $    3.28                   $    0.95                   $    2.19

                                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                 -------------------------                  -----------------------------

                                                              WEIGHTED-      WEIGHTED-                          WEIGHTED-
                                          NUMBER               AVERAGE        AVERAGE         NUMBER             AVERAGE
                                      OUTSTANDING AT          REMAINING      EXERCISE      EXERCISABLE AT        EXERCISE
RANGE OF EXERCISE PRICES              JULY 31, 2002       CONTRACTUAL LIFE    PRICE        JULY 31, 2002          PRICE
------------------------              --------------      ----------------   --------      --------------       ---------
    $ 0.88 -- $ 2.42                       786               8.63 years      $   1.37            780            $   1.37
      2.57 --   3.04                     1,035                  9.17             2.98          1,026                2.98
      3.10 --   4.00                       915                  9.54             3.59            883                3.58
      4.01 --  13.36                       957                  6.07             7.30            947                7.33
     20.56 --  20.56                         8                  3.31            20.56              8               20.56
    ----------------                     -----               ----------      --------          -----            --------
    $ 0.88 -- $20.56                     3,701                  8.33         $   3.94          3,644            $   3.95
    ================                     =====               ==========      ========          =====            ========

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

14.      REVENUE CONCENTRATION

         53% of the Company's revenue was generated by one-time intellectual property license agreements with two companies. While the company does not anticipate any additional intellectual property revenue from these two companies, it continues to actively seek licenses with other users of its technology.

15.      EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 2000, 2001 and 2002:

                                                                         2000            2001            2002
                                                                      ----------      ----------      ----------
Weighted average shares outstanding -- basic......................        24,530          24,878          24,814
Effect of dilutive stock options..................................           514              --             745
                                                                      ----------      ----------      ----------
Weighted average shares outstanding -- diluted....................        25,044          24,878          25,559
                                                                      ----------      ----------      ----------

Antidilutive securities...........................................         2,576           3,613           1,508
                                                                      ==========      ==========      ==========

Basic (loss) income earnings per share - from
   continuing operations..........................................    $     0.90      $    (0.50)     $     0.11
Basic (loss) income earnings per share - from
   discontinued operations........................................         (0.81)          (0.81)          (0.36)
                                                                      ----------      ----------      ----------
Basic (loss) income earnings per share -- total...................          0.09           (1.31)          (0.25)
                                                                      ==========      ==========      ==========
Diluted (loss) income earnings per share - from
   continuing operations..........................................    $     0.89      $    (0.50)     $     0.11
Diluted (loss) income earnings per share - from
   discontinued operations........................................          (.80)          (0.81)          (0.35)
                                                                      ----------      ----------      ----------
Diluted (loss) income earnings per share -- total.................          0.09           (1.31)          (0.24)
                                                                      ==========      ==========      ==========

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

16.      FEDERAL INCOME TAXES

         The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 2000, 2001 and 2002:

                                                         2000            2001            2002
                                                      ----------      ----------      ----------
Current:
   Federal..........................................  $      416      $     (257)     $     (177)
   State ...........................................         197             (47)             --
                                                      ----------      ----------      ----------
       Total current................................         613            (304)           (177)
Deferred:
   Federal..........................................          --              --              --
   State ...........................................          --              --              --
                                                      ----------      ----------      ----------
       Total deferred...............................          --              --              --
                                                      ----------      ----------      ----------
                                                      $      613      $     (304)     $     (177)
                                                      ==========      ==========      ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at July 31, 2001 and 2002 are as follows:

                                                                       2001                2002
                                                                     --------            --------
DEFERRED TAX ASSETS:
   Net operating loss carryforwards.........................         $ 51,628            $ 54,599
   Research and development credit carryforwards............            5,802               6,089
   Reserve on investment....................................               --               2,208
   Minimum tax credit carryforwards.........................              286                 110
   Inventory and warranty provisions........................              651                 164
   Charitable contributions.................................               56                  52
   Compensation accruals....................................              415                  39
   Deferred revenue.........................................              555                 367
   Allowance for receivables................................              272                 239
   Impaired assets..........................................              246                 668
   Other ...................................................              105                  --
                                                                     --------            --------
                                                                       60,016              64,535
DEFERRED TAX LIABILITIES:
   Capitalized software.....................................               (9)             (1,499)
   Accumulated depreciation.................................           (1,055)             (1,895)
   Other ...................................................               --                (111)
                                                                     --------            --------
                                                                       (1,064)             (3,505)
                                                                     --------            --------
Net deferred tax assets.....................................           58,952              61,030
Valuation allowance.........................................          (58,952)            (61,030)
                                                                     --------            --------
                                                                     $     --            $     --
                                                                     ========            ========

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

         The Company's provision (benefit) for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2000, 2001 and 2002 primarily as a result of the following:

                                               2000         2001         2002
                                             --------    ---------     --------
Computed at statutory rate..............     $    989    $ (11,167)    $ (2,221)
State taxes, net of federal benefit.....          130         (824)        (163)
Foreign losses not benefited............        2,298          813          395
Permanent items.........................          134           93           21
R&D credit generated....................       (1,023)        (399)        (287)
Change in state tax rate................       (3,313)          --           --
Change in valuation allowance...........        1,398       11,180        2,078
                                             --------    ---------     --------
                                             $    613    $    (304)    $   (177)
                                             ========    =========     ========

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

         Future minimum lease payments under all operating and capital leases as of July 31, 2002 were as follows:

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

                  FISCAL YEAR ENDING:                             OPERATING     CAPITAL
                  -------------------                             ---------     -------
2003     .................................................        $   5,008     $   485
2004     .................................................            4,418          39
2005     .................................................            4,237           4
2006     .................................................            4,076
2007     .................................................            3,469
Thereafter................................................           19,219

TOTAL    .................................................        $  40,427     $   528
                                                                  =========

Less amount representing interest.........................                          (57)

Net present value of future minimum lease payments........                          471
Less current portion of capital lease obligations.........                         (432)

                                                                                -------
                                                                                $    39
                                                                                =======

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

         Total rent expense under all operating leases for the years ended July 31, 2000, 2001 and 2002 was $7,983, $6,221, and $4,525, respectively. As of July
31, 2002, the Company had a $922 liability remaining on its books related to a Tenant Improvement Allowance that was paid to the Company by the landlord for its Wild Basin property in Austin, Texas. The liability is amortized monthly as a reduction in rental expense over the life of the lease on a straight-line basis. Approximately $835 of this liability is reported as part of long-term liabilities on the Company's consolidated balance sheet. Additionally, the Company recorded a one-time $2.0 million impairment charge during fiscal year 2002 for the unleased office space at its Wild Basin property due primarily to the relocation of personnel after the disposition of the Company's products division. As of July 31, 2002, the Company's remaining liability related to this impairment was $1,806, which included $741 in long-term liabilities. During the years ended July 31, 2000, 2001, and 2002, the Company received $785, $920, and $713 respectively, in rent income under sub-leasing arrangements. These amounts offset against rental expense in the consolidated statement of operations. At July 31, 2002, future minimum lease payments receivable under non-cancelable sub-lease arrangements totaled $1,131 for all future years and sub-tenant deposits totaled $68.

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

         As a result of the Company's new business strategy, the Company operates in three distinct segments: network software and services, technology licensing, and service and other. We have restated segment information for the fiscal years 2000 and 2001. The accounting policies of the segments are the same as those described in Note 2.

         The Company evaluates the performance as well as the financial results of its segments. The Company does not identify assets, capital expenditures, or operating income (loss) by reportable segments in this report. Additionally, the Chief Executive Officer and Chief Financial Officer do not evaluate the business groups based on these criteria. Revenue and cost of sales for each of our reportable segments are disclosed in our Consolidated Statements of Operations. Goodwill associated with specific segments is as follows:

                                        FOR THE YEARS JULY 31,
                                       ------------------------
                                          2001          2002
                                       ----------    ----------
Network software and services           $  1,664      $  6,894
Technology Licensing                          --            --
Service and Other                          8,953         8,939
                                        --------      --------
Total                                   $ 10,617      $ 15,833

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

                                                                FOR THE YEARS ENDED JULY 31,
                                                            -----------------------------------
                                                              2000         2001          2002
                                                            --------     --------      --------
Revenue from unaffiliated customers:
   United States.....................................       $ 25,470     $ 25,502      $ 57,209
   Foreign...........................................          1,747        1,410         1,383
Long-lived assets at the end of year:
   United States.....................................       $ 31,318     $ 23,489      $ 25,519
   Foreign...........................................            756          242            --

20.      QUARTERLY INFORMATION (UNAUDITED)

         The following tables contain selected unaudited consolidated statement of operations and earnings per share data for each quarter of fiscal year 2001 and 2002.

                                                          FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------
                                                 OCT. 31      JAN. 31,   APRIL 30,    JULY 31,
                                                   2001         2002       2002         2002
                                                 --------     --------   ---------    --------
Total revenues, as reported .................    $  8,466     $  8,644   $  22,317    $ 21,589
Integration revenue - discontinued
operations in third fiscal quarter of 2002 ..      (1,798)        (626)
                                                 --------     --------   ---------    --------
Total revenues ..............................    $  6,668     $  8,018   $  22,317      21,589
                                                 ========     ========   =========    ========

Gross Margins from continuing
operations, as reported .....................    $  2,826     $  3,186   $  11,708    $  9,620
Integration margins - discontinued
operations in third fiscal quarter of 2002 ..        (494)         (43)

Capitalized software impairment .............                   (2,381)
                                                 --------     --------   ---------    --------
Gross margins from
continuing operations .......................    $  2,332     $    762   $  11,708    $  9,620
                                                 ========     ========   =========    ========

Gross margin from discontinued operations ...       3,671        1,175          21         (89)
                                                 ========     ========   =========    ========

Net (loss) income ...........................    $ (2,570)    $ (8,553)  $   2,481    $  2,537
                                                 ========     ========   =========    ========

Basic loss per share ........................    $  (0.10)    $  (0.34)  $    0.10    $   0.10
                                                 ========     ========   =========    ========

Diluted loss per share ......................    $  (0.10)    $  (0.34)  $    0.10    $   0.10
                                                 ========     ========   =========    ========

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

                                                           FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------
                                                  OCT. 31     JAN. 31,   APRIL 30,    JULY 31,
                                                   2000         2001       2001         2001
                                                 --------     --------   ---------    --------
Total revenues, as reported.................     $ 10,445     $ 10,170   $   7,253    $  6,493
Integration revenue - discontinued
operations in third fiscal quarter of 2002..       (3,825)      (3,624)
                                                 --------     --------   ---------    --------
Total revenues..............................     $  6,620     $  6,546   $   7,253    $  6,493
                                                 ========     ========   =========    ========

Gross Margins from continuing
operations, as reported.....................     $  2,660     $  2,378   $   1,850    $  1,672
Integration margins - discontinued
operations in third fiscal quarter of 2002..         (786)        (775)
                                                 --------     --------   ---------    --------
Gross margins from
continuing operations.......................     $  1,874     $  1,603   $   1,850    $  1,672
                                                 ========     ========   =========    ========
Gross margin from discontinued
operations..................................        5,369        4,852       3,388       4,029
                                                 ========     ========   =========    ========

Net income (loss)...........................     $(13,789)    $ (6,307)  $  (4,580)   $ (7,864)
                                                 ========     ========   =========    ========

Basic (loss) income per share...............     $  (0.56)    $  (0.25)  $   (0.18)   $  (0.32)
                                                 ========     ========   =========    ========

Diluted (loss) income per share ............     $  (0.56)    $  (0.25)  $   (0.18)   $  (0.32)
                                                 ========     ========   =========    ========

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                              DOCUMENT DESCRIPTION
(a)(1)  --        The financial statements filed as part of this Report at
                  Item 8 are listed in the Index to Financial Statements and
                  Financial Statement Schedules on page 43 of this Report

(a)(2)  --        The financial statement schedule filed as part of this
                  Report at Item 8 is listed in the Index to Financial
                  Statements and Financial Statement Schedules on page 43 of this Report

(a)(3)  --        The following exhibits are filed with this Annual Report on
                  Form 10-K:

2.1     --        Agreement and Plan of Merger and Reorganization dated as of
                  January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI
                  (incorporated by reference to the Exhibit 99.1 of VTEL's
                  Report on Form 8-K dated January 6, 1997).

3.1     --        Fourth Amended Restated Certificate of Incorporation
                  (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30,
                  1993).

3.2     --        Amendment to Fourth Amended and Restated Certificate of
                  Incorporation, as filed on May 27, 1997 with the Secretary of
                  State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997).

3.3     --        Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

3.4     --        Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28,
                  1992 (incorporated by reference to Exhibit 19.1 to the
                  Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1992).

3.5     --        Amendment to the Bylaws of the Company as adopted by the
                  Board of Directors of the Company effective as of July 10,
                  1996 (incorporated by reference to Exhibit 4.5 to the
                  Company's Current Report on Form 8-K dated July 10, 1996).

4.1     --        Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

4.2     --        Rights Agreement dated as of July 10, 1996 between VTEL
                  Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series
                  A Preferred Stock, $.01 par value, the form of Rights
                  Certificate, and the Summary of Rights to Purchase Series A
                  Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 10, 1996).

10.1    --        License Agreement, dated as of November 7, 1990, between
                  Universite de Sherbrooke, as Licenser, and the Company, as
                  Licensee (incorporated by reference to Exhibit 10.5 to the
                  Company's Registration Statement on Form S-1, File No.
                  33-45876, as amended).

10.2    --        VideoTelecom Corp. 1989 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.3    --        Form of VideoTelecom Corp. Nonqualified Stock Option
                  Agreement (incorporated by reference to Exhibit 10.16 to the
                  Company's Registration Statement on Form S-1, File No.
                  33-45876, as amended).

10.4    --        Form of VideoTelecom Corp. Incentive Stock Option Agreement
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.5    --        Distributor Agreement dated January 8, 1990, between US
                  WEST Communications Services, Inc. and the Company
                  (incorporated by reference to Exhibit 10.18 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.6    --        Purchase Agreement effective October 1, 1990, between GTE
                  Service Corporation and the Company, as amended July 1, 1991
                  (incorporated by reference to Exhibit 10.19 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.7    --        Distribution Agreement, made and entered into November 1,
                  1991, by and between Microsoft Corporation and the Company
                  (incorporated by reference to Exhibit 10.22 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.8    --        VideoTelecom Corp. 1992 Director Stock Option Plan
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.9    --        VideoTelecom Corp. Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.10   --        Lease agreement, executed by Waterford HP, Ltd. on June 14,
                  1994, as Landlord, and the Company, as Tenant, together with
                  First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2,
                  1994, Second Amendment of Lease Agreement between Waterford
                  HP, Ltd., as Landlord, and the Company, as Tenant, dated
                  February 1, 1995, and Net Profits Agreement, executed between
                  Waterford HP, Ltd. on June 14, 1994 and the Company
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  1994 Annual Report on Form 10-K).

10.11   --        Subscription Agreement dated June 14, 1995 by and between
                  VTEL Corporation, Accord Video Telecommunications, Ltd.,
                  Nizanim Fund (1993) Ltd., the "Star Entities", Manakin
                  Investments BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and
                  Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon
                  request).

10.12   --        Amendment to the VideoTelecom Corp. 1989 Stock Option Plan
                  and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive
                  Proxy Statement).

10.13   --        The VTEL Corporation 1996 Stock Option Plan (the terms of
                  which are incorporated by reference to the Company's 1995
                  Definitive Proxy Statement).

10.14   --        Amendment to the VTEL Corporation 1996 Stock Option Plan
                  (the terms of which are incorporated by reference to the
                  Company's Joint Proxy Statement filed on April 24, 1997).

10.15   --        Compression Labs, Incorporated 1980 Stock Option Plan - the
                  ISO Plan (incorporated by reference to the Annual Report on
                  Form 10-K of Compression Labs, Inc. for the year ended
                  December 31, 1994).

10.16   --        Revised forms of Incentive Stock Option and Early Exercise
                  Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of
                  Compression Labs, Inc. filed on June 6, 1994).

10.17   --        Consulting and separation agreement between Compression
                  Labs, Incorporated and John E. Tyson dated February 16, 1996
                  (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31,
                  1995).

10.18   --        Lease Agreement, dated January 30, 1998, between 2800
                  Industrial, Inc., Lessor and VTEL Corporation, Lessee
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended April
                  30, 1998).

10.19   --        First Amendment, dated March 11, 1998, to Lease Agreement
                  dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the three months ended April 30, 1998).

10.20   --        The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company's 1998
                  Definitive Proxy Statement).

10.21   --        Loan and Security Agreement, dated May 5, 1999, between
                  Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and
                  the Company, as Borrower. (incorporated by reference to
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended July 31, 1999)

10.22   --        Change-in-Control Agreements with members of senior
                  management of the Company (incorporated by reference to
                  exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  the year ended July 31, 1998).

10.22(a)--        Stephen L. Von Rump

10.22(b)--        Rodney S. Bond

10.22(c)--        Dennis M. Egan

10.22(d)--        Vinay Goel

10.22(e)--        Steve F. Keilen

10.22(f)--        F.H. (Dick) Moeller

10.22(g)--        Ly-Huong T. Pham

10.22(h)--        Michael J. Steigerwald

10.22(i)--        Bob R. Swem

10.22(j)--        Judy A. Wallace

10.23   --        Change-in Control Agreements with members of senior
                  management of the Company (incorporated by reference to
                  exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended January 31, 2000).

10.23(a)--        Brian C. Sullivan

10.23(b)--        Stephen Cox

10.23(c)--        Stephen Von Rump (amended)

10.24             Officer and Director Stock Loan Program

21.1    --        List of Subsidiaries (incorporated by reference to Exhibit
                  21.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 2002)

23.1    --        Consent of Ernst & Young LLP

99.1    --        Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

99.2    --        Certification pursuant to 18 U.S.C. Section 1350, as
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

                                             FORGENT NETWORKS, INC.

May 29, 2003                                 By /s/ JAY C. PETERSON
                                                -----------------------
                                                     Jay C. Peterson
                                                Chief Financial Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Richard N. Snyder, Chief Executive Officer, of Forgent Networks, Inc. (the "Company"), does hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the amended Annual Report on Form 10-K/A-2 of the Company for the fiscal year ended July 31, 2002 (the "Report");

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

                                             /s/ RICHARD N. SNYDER
                                             -----------------------
                                             Richard N. Snyder
                                             Chief Executive Officer

                                             May 29, 2003

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jay C. Peterson, Chief Financial Officer, of Forgent Networks, Inc. (the "Company"), does hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the amended Annual Report on Form 10-K/A-2 of the Company for the fiscal year ended July 31, 2002 (the "Report");

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

                                             /s/ JAY C. PETERSON
                                             ------------------------
                                             Jay C. Peterson
                                             Chief Financial Officer

                                             May 29, 2003

                             FORGENT NETWORKS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                                        PROVISION FOR    WRITE-OFF OF
                                          BALANCE AT      DOUBTFUL       UNCOLLECTIBLE     BALANCE AT
                                          BEGINNING       ACCOUNTS         ACCOUNTS          END OF
                                           OF YEAR       RECEIVABLE       RECEIVABLE          YEAR
                                          -----------------------------------------------------------
                                                                 (IN THOUSANDS)
Accounts receivable --
    Allowances for Doubtful accounts
    Year ended July 31, 2000..........     $  1,223      $       474       $   (809)        $    888
    Year ended July 31, 2001..........          888              468           (267)           1,089
    Year ended July 31, 2002..........        1,089            1,355(1)      (1,629)             815

(1) Approximately 16% of the provision for doubtful accounts receivable was recorded as part of continuing operations and 84% of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations.

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DOCUMENT DESCRIPTION
-------                             --------------------
 (a)(1)  --       The financial statements filed as part of this Report at
                  Item 8 are listed in the Index to Financial Statements and
                  Financial Statement Schedules on page 43 of this Report

 (a)(2)  --       The financial statement schedule filed as part of this
                  Report at Item 8 is listed in the Index to Financial
                  Statements and Financial Statement Schedules on page 43 of this Report

 (a)(3)  --       The following exhibits are filed with this Annual Report on
                  Form 10-K:

   2.1   --       Agreement and Plan of Merger and Reorganization dated as of
                  January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI
                  (incorporated by reference to the Exhibit 99.1 of VTEL's
                  Report on Form 8-K dated January 6, 1997).

   3.1   --       Fourth Amended Restated Certificate of Incorporation
                  (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30,
                  1993).

   3.2   --       Amendment to Fourth Amended and Restated Certificate of
                  Incorporation, as filed on May 27, 1997 with the Secretary of
                  State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997).

   3.3   --       Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

   3.4   --       Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992
                  (incorporated by reference to Exhibit 19.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 1992).

   3.5   --       Amendment to the Bylaws of the Company as adopted by the
                  Board of Directors of the Company effective as of July 10,
                  1996 (incorporated by reference to Exhibit 4.5 to the
                  Company's Current Report on Form 8-K dated July 10, 1996).

   4.1   --       Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

   4.2   --       Rights Agreement dated as of July 10, 1996 between VTEL
                  Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series
                  A Preferred Stock, $.01 par value, the form of Rights
                  Certificate, and the Summary of Rights to Purchase Series A
                  Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 10, 1996).

  10.1   --       License Agreement, dated as of November 7, 1990, between
                  Universite de Sherbrooke, as Licenser, and the Company, as
                  Licensee (incorporated by reference to Exhibit 10.5 to the
                  Company's Registration Statement on Form S-1, File No.
                  33-45876, as amended).

  10.2   --       VideoTelecom Corp. 1989 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

  10.3   --       Form of VideoTelecom Corp. Nonqualified Stock Option
                  Agreement (incorporated by reference to Exhibit 10.16 to the
                  Company's Registration Statement on Form S-1, File No.
                  33-45876, as amended).

  10.4   --       Form of VideoTelecom Corp. Incentive Stock Option Agreement
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

  10.5   --       Distributor Agreement dated January 8, 1990, between US
                  WEST Communications Services, Inc. and the Company
                  (incorporated by reference to Exhibit 10.18 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

  10.6   --       Purchase Agreement effective October 1, 1990, between GTE
                  Service Corporation and the Company, as amended July 1, 1991
                  (incorporated by reference to Exhibit 10.19 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

  10.7   --       Distribution Agreement, made and entered into November 1,
                  1991, by and between Microsoft Corporation and the Company
                  (incorporated by reference to Exhibit 10.22 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

  10.8   --       VideoTelecom Corp. 1992 Director Stock Option Plan
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

  10.9   --       VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration on
                  Form S-8, File No. 33-51822).

 10.10   --       Lease agreement, executed by Waterford HP, Ltd. on June 14,
                  1994, as Landlord, and the Company, as Tenant, together with
                  First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2,
                  1994, Second Amendment of Lease Agreement between Waterford
                  HP, Ltd., as Landlord, and the Company, as Tenant, dated
                  February 1, 1995, and Net Profits Agreement, executed between
                  Waterford HP, Ltd. on June 14, 1994 and the Company
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  1994 Annual Report on Form 10-K).

 10.11   --       Subscription Agreement dated June 14, 1995 by and between
                  VTEL Corporation, Accord Video Telecommunications, Ltd.,
                  Nizanim Fund (1993) Ltd., the "Star Entities", Manakin
                  Investments BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and
                  Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon
                  request).

 10.12   --       Amendment to the VideoTelecom Corp. 1989 Stock Option Plan
                  and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive
                  Proxy Statement).

 10.13   --       The VTEL Corporation 1996 Stock Option Plan (the terms of
                  which are incorporated by reference to the Company's 1995
                  Definitive Proxy Statement).

 10.14   --       Amendment to the VTEL Corporation 1996 Stock Option Plan
                  (the terms of which are incorporated by reference to the
                  Company's Joint Proxy Statement filed on April 24, 1997).

 10.15   --       Compression Labs, Incorporated 1980 Stock Option Plan - the
                  ISO Plan (incorporated by reference to the Annual Report on
                  Form 10-K of Compression Labs, Inc. for the year ended
                  December 31, 1994).

 10.16   --       Revised forms of Incentive Stock Option and Early Exercise
                  Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of
                  Compression Labs, Inc. filed on June 6, 1994).

10.17   --        Consulting and separation agreement between Compression
                  Labs, Incorporated and John E. Tyson dated February 16, 1996
                  (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31,
                  1995).

10.18   --        Lease Agreement, dated January 30, 1998, between 2800
                  Industrial, Inc., Lessor and VTEL Corporation, Lessee
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended April
                  30, 1998).

10.19   --        First Amendment, dated March 11, 1998, to Lease Agreement
                  dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the three months ended April 30, 1998).

10.20   --        The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company's 1998
                  Definitive Proxy Statement).

10.21   --        Loan and Security Agreement, dated May 5, 1999, between
                  Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and
                  the Company, as Borrower. (incorporated by reference to
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended July 31, 1999)

10.22   --        Change-in-Control Agreements with members of senior
                  management of the Company (incorporated by reference to
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  the year ended July 31, 1998)

10.22(a)--        Stephen L. Von Rump

10.22(b)--        Rodney S. Bond

10.22(c)--        Dennis M. Egan

10.22(d)--        Vinay Goel

10.22(e)--        Steve F. Keilen

10.22(f)--        F.H. (Dick) Moeller

10.22(g)--        Ly-Huong T. Pham

10.22(h)--        Michael J. Steigerwald

10.22(i)--        Bob R. Swem

10.22(j)--        Judy A. Wallace

10.23   --        Change-in Control Agreements with members of senior
                  management of the Company (incorporated by reference to
                  exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended January 31, 2000)

10.23(a)--        Brian C. Sullivan

10.23(b)--        Stephen Cox

10.23(c)--        Stephen Von Rump (amended)

10.24             Officer and Director Stock Loan Program

21.1    --        List of Subsidiaries (incorporated by reference to Exhibit
                  21.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 2002)

23.1    --        Consent of Ernst & Young LLP

99.1    --        Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

99.2    --        Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.