Form 10-Q/A
period 2002-10-31
FORGENT NETWORKS  INC
filed 2003-05-30
CIK 884144

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q/A



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
                  (Amounts in thousands, except per share data)

                                                                                                       OCTOBER 31,
                                                                                                          2002         JULY 31,
                                                                                                       (unaudited)       2002
                                                                                                       -----------    -----------
ASSETS
Current Assets:
            Cash and equivalents                                                                       $    11,894    $    17,327
            Short-term investments                                                                           2,709          2,715
            Accounts receivable, net of allowance for doubtful accounts of $609 and $815
               at October 31, 2002 and July 31, 2002                                                         8,555          5,390
            Notes receivable, net of reserve of $546 and $967 at October 31, 2002
               and July 31, 2002                                                                               157            189
            Inventories                                                                                        592            563
            Prepaid expenses and other current assets                                                        1,089            609
                                                                                                       -----------    -----------
                        Total Current Assets                                                                24,996         26,703

Property and equipment, net                                                                                  5,624          5,734
Intangible assets, net                                                                                      15,833         15,833
Capitalized software, net                                                                                    4,012          3,537
Other assets                                                                                                   370            415
                                                                                                       -----------    -----------
                                                                                                       $    50,835    $    52,222
                                                                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
            Accounts payable                                                                           $     3,776    $     5,687
            Accrued compensation and benefits                                                                1,709          1,264
            Other accrued liabilities                                                                        1,810          2,049
            Notes payable, current position                                                                    916            899
            Deferred revenue                                                                                 7,243          7,047
                                                                                                       -----------    -----------
                        Total Current Liabilities                                                           15,454         16,946

Long-Term Liabilities:
            Other long-term obligations                                                                      2,661          2,998
                                                                                                       -----------    -----------
                        Total Long-Term Liabilities                                                          2,661          2,998

Stockholders' equity:
            Preferred stock, $.01 par value; 10,000 Authorized;
                none issued or outstanding                                                                      --             --
            Common stock, $.01 par value; 40,000 authorized;  25,799 and 25,755 shares issued; 24,569 and 24,880 shares outstanding at October 31, 2002 and July
               31, 2002, respectively                                                                          258            257
            Treasury stock, 1,230 and 875 issued at October 31, 2002 and July 31, 2002, respectively        (3,500)        (2,857)
            Additional paid-in capital                                                                     263,424        263,334
            Accumulated deficit                                                                           (227,086)      (228,011)
            Unearned compensation                                                                             (148)          (227)
            Accumulated other comprehensive income                                                            (228)          (218)
                                                                                                       -----------    -----------
                        Total Stockholders' Equity                                                     $    32,720    $    32,278
                                                                                                       -----------    -----------

                                                                                                       $    50,835    $    52,222
                                                                                                       ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             FORGENT NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                          FOR THE THREE MONTHS
                                                                                            ENDED OCTOBER 31,
                                                                                           2002           2001
                                                                                        -----------    -----------
                                                                                               (UNAUDITED)
REVENUES:
            Network software & professional services                                    $     1,214    $        82
            Technology licensing                                                              6,213             --
            Services and other                                                                5,104          6,586
                                                                                        -----------    -----------
                        Total Revenues                                                       12,531          6,668
                                                                                        -----------    -----------

COST OF SALES:
            Network software & professional services                                            733            193
            Technology licensing                                                              3,106             --
            Service and other                                                                 3,506          4,143
                                                                                        -----------    -----------
                        Total Cost of Sales                                                   7,345          4,336
                                                                                        -----------    -----------

            GROSS MARGIN                                                                      5,186          2,332
                                                                                        -----------    -----------

OPERATING EXPENSES:
            Selling, general and administrative                                               3,678          3,194
            Research and development                                                          1,172            777
            Impairment of assets                                                               (499)            --
            Restructuring expense                                                                --            818
                                                                                        -----------    -----------
                        Total Operating Expenses                                              4,351          4,789
                                                                                        -----------    -----------

            INCOME (LOSS FROM OPERATIONS)                                                       835         (2,457)
                                                                                        -----------    -----------

OTHER INCOME:
            Interest Income                                                                      97            112
            Gain on investment                                                                   --          1,670
            Other                                                                                12             53
                                                                                        -----------    -----------

                        TOTAL OTHER INCOME                                                      109          1,835
                                                                                        -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES                                   944           (622)
Provision for income taxes                                                                       19             --
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                        925           (622)
Income (loss) from discontinued operations, net of income taxes                                  --         (1,948)
                                                                                        -----------    -----------
NET INCOME (LOSS)                                                                       $       925    $    (2,570)
                                                                                        ===========    ===========

Income (loss) per share from continuing operations - basic and diluted                  $      0.04    $     (0.03)
                                                                                        ===========    ===========

Income (loss) per share from discontinued operations - basic and diluted                $      0.00    $     (0.08)
                                                                                        ===========    ===========

Net income (loss) per share - basic and diluted                                         $      0.04    $     (0.10)
                                                                                        ===========    ===========

WEIGHTED AVERAGE SHARE OUTSTANDING:
            Basic                                                                            24,771         24,855
                                                                                        ===========    ===========
            Diluted                                                                          25,286         24,855
                                                                                        ===========    ===========


                The accompanying notes are integral part of these
                        consolidated financial statements

                             FORGENT NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                          FOR THE THREE MONTHS
                                                                                            ENDED OCTOBER 31,
                                                                                           2002          2001
                                                                                        ----------    ----------
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Income (loss) from continuing operations                                    $      925    $     (622)
            Adjustments to reconcile net income (loss) to net cash (used in)
            provided by operations:
                    Depreciation and amortization                                              918         1,583
                    Impairment of assets                                                      (499)           --
                    Amortization of unearned compensation                                       96            18
                    Foreign currency translation (gain) loss                                   (14)           50
                    (Gain) loss on sale of fixed assets                                        (31)           34
                    (Increase) decrease in accounts receivable                              (3,349)        3,851
                    Increase in inventories                                                    (29)         (406)
                    Increase in prepaid expenses and other current assets                     (448)          (12)
                    Decrease in accounts payable                                            (1,392)         (542)
                    Increase (decrease) in accrued expenses                                     68          (240)
                    Increase (decrease) in deferred revenues                                   110          (283)
                                                                                        ----------    ----------

                        Net cash (used in) provided by operating activities                 (3,645)        3,431
                                                                                        ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
            Net sales of short-term investments                                                  6         2,546
            Net purchases of property and equipment                                           (271)         (394)
            Collection of notes receivable                                                      45            13
            Increase in capitalized software                                                  (795)       (1,028)
            Increase in other assets                                                            --           (59)
                                                                                        ----------    ----------

                        Net cash (used in) provided by investing activities                 (1,015)        1,078
                                                                                        ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds from issuance of stock                                                 82           149
            Purchase of treasury stock                                                        (651)         (561)
            Proceeds from notes payable                                                         67           383
            Payments on notes payable                                                         (185)         (153)
                                                                                        ----------    ----------

                        Net cash used in financing activities                                 (687)         (182)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
            Net cash used in discontinued operations                                            --          (765)

Effect of translation exchange rates on cash                                                     4          (133)
                                                                                        ----------    ----------

Net (decrease) increase in cash and equivalents                                             (5,343)        3,429

Cash and equivalents at beginning of period                                                 17,237        15,848
                                                                                        ----------    ----------

Cash and equivalents at end of period                                                   $   11,894    $   19,277
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

         Please note that for comparability purposes a reclassification was made on the Company's originally filed Form 10-K for the fiscal year ended July 31, 2002 which is reflected in the Company's Form 10-K/A-2 for the same fiscal period and in this Form 10-Q/A for the fiscal quarter ended October 31, 2002.


NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                OCTOBER 31,    JULY 31,
                                                   2002          2002
                                                -----------   -----------
                        Raw materials           $       581   $       253
                        Work in process                  --            97
                        Finished goods                    1           194
                        Other                            10            19
                                                -----------   -----------

                                                $       592   $       563
                                                ===========   ===========

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

         VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL during the third fiscal quarter of 2002. Management is currently renegotiating the payment terms of the note in default. During the quarter ended October 31, 2002, management agreed with VTEL's management to offset Forgent's accounts payable to VTEL with its accounts receivable from VTEL. The net $499 Forgent liability was partially offset with the note in default, thus relieving $499 of the reserve on the notes receivable. This relief was accounted for as part of continuing operations on the Company's consolidated statement of operations. No cash was exchanged with this transaction.

         As a result of the sales of the integration and products businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements, and recorded $0 and $1,948 in losses for its discontinued operations for the three months ended October 31, 2002 and 2001, respectively.

NOTE 5 - ACQUISITIONS

         As approved by each company's board of directors, Forgent acquired certain assets and liabilities of Global Scheduling Solutions, Inc., a global provider of enterprise conference room scheduling and resource management solutions, on June, 4, 2002. Forgent paid Global Scheduling Solutions, Inc. a combination of $4,000 in cash, $700 tied to certain future contingent "earn-out" payments and the assumption of certain liabilities. The contingent liability is recorded as part of the current notes payable on Forgent's consolidated balance sheet as of October 31, 2002 and July 31, 2002 because management believes it is probable that this amount will be paid. The contingent liability will be finalized during the second fiscal quarter.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") No. 94 3, "Liability Recognition for Certain Employee

                             FORGENT NETWORKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except per share and
                      employee data unless otherwise noted)

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of this statement for any restructuring activities initiated after December 31, 2002.

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

         The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for the three months ended October 31, 2002 and 2001:

                                                NETWORK
                                               SOFTWARE &
                                              PROFESSIONAL           TECHNOLOGY            SERVICES &
                                                SERVICES              LICENSING              OTHER                TOTAL
                                           ------------------    ------------------    ------------------   ------------------
FOR THE THREE-MONTH PERIOD ENDING
OCTOBER 31, 2002
Revenues from unaffiliated customers       $            1,214    $            6,213    $            5,104   $           12,531
Gross margin                                              483                 3,106                 1,598                5,186
Operating (loss) income                                (2,619)                2,490                   964                  835

FOR THE THREE-MONTH PERIOD ENDING
OCTOBER 31, 2001
Revenues from unaffiliated customers       $               82    $               --    $            6,586   $            6,668
Gross margin                                             (111)                   --                 2,443                2,332
Operating (loss) income                                (2,578)                 (114)                  235               (2,457)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following review of Forgent's financial position as of October 31, 2002 and July 31, 2002 and for the three months ended October 31, 2002 and 2001 should be read in conjunction with the Company's 2002 Annual Report on Form 10-K and 2002 Amended Annual Report on Form 10-K/A-2 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

                                                                      FOR THE THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                           2002         2001
                                                                         --------     --------
            Network software and professional services revenues                10%           1%
            Technology licensing revenues                                      50           --
            Service and other revenues                                         40           99
            Gross margin                                                       41           35
            Selling, general and administrative                                29           48
            Research and development                                            9           12
            Impairment of assets                                               (4)          --
            Restructuring expense                                              --           12
            Total operating expenses                                           35           72
            Other income, net                                                   1           28
            Income from continuing operations                                   7           (9)
            Income (loss) from discontinued operations                         --          (29)
            Net income (loss)                                                  73%         (39)%

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

         Network software and professional services revenues were $1.2 million and $82 thousand for the three months ended October 31, 2002 and 2001, respectively. Network software and professional services revenues as a percentage of total revenues were 10% and 1 degreesa for the three months ended October 31, 2002 and 2001, respectively. Revenues from this new line of business include sales of Forgent's Video Network Platform ("VNP"), Global Scheduling System ("GSS"), and VideoWorks, which is a bundling of Forgent's software products and may include hardware devices based on customer preference. Also included are network consulting services, and royalties. VNP is an enterprise-class network management software designed to manage video, voice and web content on multi-protocol, multi-vendor networks, and is designed to schedule, monitor and manage enterprise video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications, as well as cost of ownership. GSS offers a Microsoft Outlook interface as well as a web-based scheduling application designed for organizations needing to manage large-scale meeting environments effectively and efficiently. Forgent's network consulting services provide technical market research, evaluation and analysis to customers in addition to the means to test multiple network systems for manageability, interoperability, and optimum network connectivity prior to installation. During the three months ended October 31, 2002, Forgent sold fourteen software licenses and network software and professional services revenues grew by 31% over the fourth fiscal quarter of 2002. The growth is primarily attributable to an increase in the average selling price. Based on Forgent's new sales organization, positive market reaction to the software products and the successful addition of GSS, management anticipates continued similar growth in its network software and professional services revenues for the remaining quarters in fiscal 2003.

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

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $0.5 million, or 15%, to $3.7 million for the quarter ended October 31, 2002 from $3.2 million for the quarter ended October 31, 2001. Selling, general and administrative expenses as a percentage of revenues were 29% and 48% for the three months ended October 31, 2002 and 2001, respectively.

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

         IMPAIRMENT OF ASSETS. As a result of the sale of its Products business unit during fiscal 2002, Forgent received two subordinated promissory notes from VTEL Products Corporation ("VTEL"). Due to the defaulted payment on the first subordinated promissory note due in April 2002 and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL during the fiscal 2002. Management is currently renegotiating the payment terms of the note in default. During the quarter ended October 31, 2002, management agreed with VTEL's management to offset Forgent's accounts payable to VTEL with its accounts receivable from VTEL. The net $499 Forgent liability was partially offset with the note in default, thus relieving $499 of the reserve on the notes receivable. This relief was accounted for as part of continuing operations on the Company's consolidated statement of operations. No cash was exchanged with this transaction.

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

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. During fiscal year 2002, the Company sold the operations and substantially all of the assets of its VTEL products business, including the VTEL name, to VTEL and the operations and assets of its integration business to SPL Integrated Solutions. Accordingly, the products and integration businesses have been accounted for and presented as discontinued operations in the consolidated financial statements.

         Loss from discontinued operations was $1.9 million for the three months ended October 31, 2001. No losses were recorded for discontinued operations for the three months ended October 31, 2002. Loss from discontinued operations was 0% and 29% of revenues for the quarters ended October 31, 2002 and 2001, respectively.

         NET INCOME (LOSS). Forgent generated a net income of $0.9 million, or $0.04 per share, during the quarter ended October 31, 2002 compared to a net loss of $2.6 million, or $0.10 per share, during the quarter ended October 31, 2001. Net income (loss) as a percentage of revenues was 7% and (39%) for the three months ended October 31, 2002 and 2001, respectively. The $3.5 million increase in the Company's net income is primarily attributable to the $1.9 million decrease in the loss from discontinued operations and the $2.9 million increase in gross margins, which were offset by $1.7 million decrease in other income.

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

LIQUIDITY AND CAPITAL RESOURCES

         On October 31, 2002, Forgent had working capital of $9.5 million, including $14.6 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $3.7 million for the three months ended October 31, 2002 due primarily to the increase in accounts receivable and decrease in accounts payable. Cash provided by operating activities was $3.4 million for the three months ended October 31, 2001 and largely resulted from the decrease in accounts receivable. As of October 31, 2002, Forgent had $2.5 million in accounts receivable related to its Patent Licensing Program. The Company continued to actively pursue collection on its other outstanding receivables by engaging the services of third party collectors and by retaining legal counsel in pursuit of collection from a customer in bankruptcy for $233,000 and from a delinquent customer for $90,000. The outstanding receivables being pursued with legal action represents 3.8% of the net accounts receivable at October 31, 2002. The Company is not experiencing undue difficulties collecting its other outstanding receivables.

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

         Cash used in financing activities was $0.7 million for the three months ended October 31, 2002 due primarily to the purchase of treasury stock. Cash used in financing activities was $0.2 million for the three months ended October 31, 2001. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million of the Company's common stock. During the first fiscal quarter of 2003, Forgent's board of directors approved the repurchase of an additional million shares of the Company's stock. During the three months ended October 31, 2002, the Company repurchased 354,686 shares for $0.7 million, bringing the total number of shares repurchased to date to 1.2 million shares. Management will continue to evaluate repurchasing additional shares in fiscal 2003, depending on the Company's cash position, market conditions, and other factors. During the three months ended October 31, 2001 Forgent entered into a three-year notes payable of $0.4 million for the purchase of the Company's new accounting system. At October 31, 2002, Forgent did not have a line of credit in place. Based on the Company's current cash position, management does not expect to obtain any line of credit during the current fiscal year.

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

         Management believes the following represent Forgent's critical accounting policies:

REVENUE RECOGNITION

         In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, service delivery has occurred, fee is fixed or determinable, and collectability is probable.

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

         For additional Quantitative and Qualitative Disclosures about Market Risk reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended July 31, 2002, as amended.

ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d 14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

                                               FORGENT NETWORKS, INC.


                                               By:   /s/ RICHARD N. SNYDER
                                                  ------------------------------
                                                         Richard N. Snyder
         May 29, 2003                                 Chief Executive Officer

                                               By:   /s/ JAY C. PETERSON
                                                  ------------------------------
                                                         Jay C. Peterson
         May 29, 2003                                 Chief Financial Officer

                             FORGENT NETWORKS, INC.
                                OCTOBER 31, 2002
                                 CERTIFICATIONS

         I, Richard N. Snyder, Chief Executive Officer of Forgent Networks, Inc., certify that:

         l. I have reviewed this amended quarterly report on Form 10-Q/A (the "quarterly report") of Forgent Networks, Inc. ("Registrant");

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


                                              /s/ RICHARD N. SNYDER
                                              ----------------------------------
                                              Richard N. Snyder
                                              Chief Executive Officer
                                              May 29, 2003

                             FORGENT NETWORKS, INC.
                                OCTOBER 31, 2002
                                 CERTIFICATIONS

         I, Jay C. Peterson, Chief Financial Officer of Forgent Networks, Inc., certify that:

         1. I have reviewed this amended quarterly report on Form 10-Q/A (the "quarterly report") of Forgent Networks, Inc. ("Registrant");

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

         5. The Registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrants other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                /s/ JAY C. PETERSON
                                                --------------------------------
                                                Jay C. Peterson
                                                Chief Financial Officer
                                                May 29, 2003

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION
------   -----------
99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002