Form 10-Q/A
period 2003-01-31
FORGENT NETWORKS  INC
filed 2003-05-30
CIK 884144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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

                             FORGENT NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                              JANUARY 31,       JULY 31,
                                                                 2003            2002
                                                                 ----            ----
                                                              (unaudited)
ASSETS
Current assets:
   Cash and equivalents                                        $  17,383       $  17,237
   Short-term investments                                          1,216           2,715
   Accounts receivable, net of allowance for doubtful
     accounts of $975 and $815 at January 31, 2003 and
     July 31, 2002                                                 4,057           5,390

   Notes receivable, net of reserve of $521 and $967 at
     January 31, 2003 and July 31, 2002                               94             189
   Inventories                                                       656             563
   Prepaid expenses and other current assets                         997             609
                                                               ---------       ---------
        Total current assets                                      24,403          26,703
Property and equipment, net                                        5,505           5,734
Goodwill, net                                                     15,303          15,833
Capitalized software, net                                          4,460           3,537
Other assets                                                         336             415
                                                               ---------       ---------
                                                               $  50,007       $  52,222
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $   3,519       $   5,687
   Accrued compensation and benefits                               1,484           1,264
   Other accrued liabilities                                       1,374           2,049
   Notes payable, current portion                                    233             899
   Deferred revenue                                                7,114           7,047
                                                               ---------       ---------
      Total current liabilities                                   13,724          16,946

Long-term liabilities:
   Deferred revenue                                                  815           1,015
   Other long-term obligations                                     1,601           1,983
                                                               ---------       ---------
      Total long-term liabilities                                  2,416           2,998

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000
      Authorized; none issued or outstanding                          --              --
   Common stock, $.01 par value; 40,00 authorized; 25,893
      and 25,755 shares issued; 24,663 and 24,880 shares
      outstanding at January 31, 2003 and July 31, 2002,
      respectively                                                   258             257
   Treasury stock, 1,230 and 875 issued at January 31,
      2003 and July 31, 2002, respectively                        (3,500)         (2,857)
   Additional paid-in capital                                    263,505         263,334
   Accumulated deficit                                          (225,771)       (228,011)
   Unearned compensation                                             (89)           (227)
   Accumulated other comprehensive income                           (536)           (218)
                                                               ---------       ---------
      Total stockholders' equity                                  33,867          32,278
                                                               $  50,007       $  52,222
                                                               =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             FORGENT NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                           FOR THE                      FOR THE
                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JANUARY 31,                  JANUARY 31,
                                                    2003           2002           2003           2002
                                                    ----           ----           ----           ----
                                                         (UNAUDITED)                  (UNAUDITED)
REVENUES:
  Software and professional services              $  1,031       $    375       $  2,245       $    457
  Intellectual property licensing                    7,255             --         13,468             --
  Services and other                                 4,215          7,643          9,319         14,229
                                                  --------       --------       --------       --------
    Total revenues                                  12,501          8,018         25,032         14,686
                                                  ========       ========       ========       ========

COST OF SALES:
  Software and professional services                   740          2,802          1,473          2,995
  Intellectual property licensing                    3,628             --          6,734             --
  Services and other                                 2,713          4,454          6,219          8,597
                                                  --------       --------       --------       --------
    Total cost of sales                              7,081          7,256         14,426         11,592
                                                  ========       ========       ========       ========

GROSS MARGIN                                         5,420            762         10,606          3,094
                                                  --------       --------       --------       --------

OPERATING EXPENSE:
  Selling, general and administrative                3,677          2,420          7,355          5,613
  Research and development                             711            681          1,883          1,458
  Impairment of assets                                  --             --           (499)            --
  Restructuring expense                                 --             --             --            818
                                                  --------       --------       --------       --------
    Total operating expenses                         4,388          3,101          8,739          7,889
                                                  ========       ========       ========       ========

INCOME (LOSS) FROM OPERATIONS                        1,032         (2,339)         1,867         (4,795)
                                                  --------       --------       --------       --------

OTHER INCOME (EXPENSE):
  Interest income                                       42             71            139            183
  Gain on investment                                    --             --             --          1,670
  Interest expense and other                           265           (117)           277            (64)
                                                  --------       --------       --------       --------
    TOTAL OTHER INCOME (EXPENSE)                       307            (46)           416          1,789
                                                  ========       ========       ========       ========

INCOME (LOSS) FROM CONTINUING
  OPERATIONS, BEFORE INCOME TAXES                    1,339         (2,385)         2,283         (3,006)
    Provision for income taxes                         (24)            --            (43)            --
INCOME (LOSS) FROM CONTINUING OPERATIONS             1,315         (2,385)         2,240         (3,006)

  Loss from discontinued operations,
    net of income taxes                                 --         (5,913)            --         (7,861)
  Loss on disposal, net of income taxes                 --           (255)            --           (255)
                                                  --------       --------       --------       --------
LOSS FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES                                   --         (6,168)            --         (8,116)
                                                  --------       --------       --------       --------
NET INCOME (LOSS)                                 $  1,315       $ (8,553)      $  2,240       $(11,122)
                                                  ========       ========       ========       ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations        $   0.05       $  (0.09)      $   0.09       $  (0.12)
                                                  ========       ========       ========       ========

  Income (loss) from discontinued operations      $   0.00       $  (0.25)      $   0.00       $  (0.33)
                                                  ========       ========       ========       ========
  Net income (loss)                               $   0.05       $  (0.34)      $   0.09       $  (0.45)
                                                  ========       ========       ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                             24,638         24,802         24,725         24,829
  Diluted                                           25,030         24,802         25,272         24,829

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             FORGENT NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                       FOR THE SIX MONTHS ENDED
                                                              JANUARY 31,
                                                              -----------
                                                         2003           2002
                                                         ----           ----
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations             $  2,240       $ (3,006)
  Adjustments to reconcile net income (loss)
    to net cash provided by operations:
      Depreciation and amortization                       1,877          3,015
      Amortization of unearned compensation                 180             51
      Foreign currency translation gain                    (335)            --
      (Gain) loss on sale of fixed assets                   (31)            34
      Asset impairment                                     (499)         2,381
      Sale of accounts receivable                            --          4,064
      Decrease in accounts receivable                     1,149          4,118
      Decrease in notes receivable                           95             --
      Increase in inventories                               (93)          (303)
      (Increase) decrease in prepaid expenses
        and other current assets                           (388)           256
      Decrease in accounts payable                       (1,649)        (1,544)
      Decrease in other accrued liabilities                (624)        (2,177)
      Decrease in deferred revenues                        (110)          (268)
                                                       --------       --------
        Net cash provided by operating activities         1,812          6,621
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of short-term investments                     1,499          1,591
  Net purchases of property and equipment                  (733)          (476)
  Collection of notes receivable                             79            241
  Increase in capitalized software                       (1,644)        (1,933)
  Increase in other assets                                  (45)            --
                                                       --------       --------
    Net cash used in investing activities                  (844)          (577)
                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                       139            712
  Purchase of treasury stock                               (651)        (1,377)
  Proceeds from notes payable                               119            498
  Payments on notes payable                                (446)          (309)
                                                       --------       --------
    Net cash used in financing activities                  (839)          (476)
                                                       --------       --------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Net cash provided by discontinued operations               --         (4,224)
                                                       --------       --------
Effect of translation exchange rates on cash                 17            200
                                                       --------       --------
Net increase in cash and equivalents                        146          1,544
Cash and equivalents at beginning of period              17,237         15,848
Cash and equivalents at end of period                  $ 17,383       $ 17,392
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

      Please note that for comparability purposes a reclassification was made on the Company's originally filed Form 10-K for the fiscal year ended July 31, 2002, which is reflected in the Company's Form 10-K/A-2 for the same fiscal period, in the Company's Form 10-Q/A for the fiscal quarter ended October 31, 2002, as well as in this Form 10-Q/A for the fiscal quarter ended January 31, 2003.

NOTE 2 - BUSINESS DISPOSITION

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

      The divestiture is a strategic move that is designed to enable Forgent to focus on growing its software and professional services and its intellectual property licensing businesses, increasing its cash balances, improving its gross margins and reducing its operating expenses. Customers of Forgent's videoconferencing hardware services business should also benefit from the divestiture by having a service provider focused on services as its primary business. Management anticipates finalizing the sale during the fourth fiscal quarter of 2003. Management anticipates that Gores will retain the approximately 70 employees, currently employed by Forgent's videoconferencing hardware services business. Once the sale of the videoconferencing hardware services business unit is finalized, Forgent will employ approximately 90 employees.

NOTE 3 - DISCONTINUED OPERATIONS

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

      As a result of the sales of the products and integration businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. For the three and six months ended January 31, 2002, the Company recorded a $6,168 and $8,116 loss for its discontinued operations, respectively. Since the products and integration businesses were sold during fiscal 2002, no income or losses were recorded for discontinued operations for the three and six months ended January 31, 2003.

NOTE 4 - ACQUISITIONS

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

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

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. We are required to adopt Issue 00-21 beginning August 1, 2003. We are currently assessing the impact of Issue 00-21 on our consolidated financial statements.

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

NOTE 9 - SEGMENT INFORMATION

      As a result of the Company's current business strategy, the Company operates in three distinct segments: software and professional services, intellectual property licensing, and services and other. Forgent's software and professional services business provides customers with video network management and scheduling software

                             FORGENT NETWORKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except per share and employee data
                             unless otherwise noted)


applications as well as software customization, installation, training, network consulting, hardware devices, and other comprehensive related services. Forgent's intellectual property licensing business is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The Company's services and other segment helps companies maximize their video communications investments through maintenance, hardware installation, technical support and resident engineer services.

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

      The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for the three and six months ended January 31, 2003 and 2002:

                                                       SOFTWARE &    INTELLECTUAL
                                                      PROFESSIONAL     PROPERTY       SERVICES
                                                        SERVICES       LICENSING      & OTHER        TOTAL
                                                        --------       ---------      -------        -----
FOR THE THREE-MONTH PERIOD ENDING JANUARY 31, 2003
Revenues from unaffiliated customers                    $  1,031       $  7,255       $  4,215      $ 12,501
Gross margin                                                 291          3,627          1,502         5,420
Operating (loss) income                                   (2,501)         3,184            349         1,032

FOR THE THREE-MONTH PERIOD ENDING JANUARY 31, 2002
Revenues from unaffiliated customers                    $    375       $     --       $  7,643      $  8,018
Gross margin                                              (2,427)            --          3,189           762
Operating (loss) income                                   (4,928)          (175)         2,764        (2,339)

FOR THE SIX-MONTH PERIOD ENDING JANUARY 31, 2003
Revenues from unaffiliated customers                    $  2,245       $ 13,468       $  9,319      $ 25,032
Gross margin                                                 772          6,734          3,100        10,606
Operating (loss) income                                   (5,120)         5,674          1,313         1,867

FOR THE SIX-MONTH PERIOD ENDING JANUARY 31, 2002
Revenues from unaffiliated customers                    $    457       $     --       $ 14,229      $ 14,686
Gross margin                                              (2,538)            --          5,632         3,094
Operating (loss) income                                   (7,507)          (288)         3,000        (4,795)

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

                                                        FOR THE THREE                   FOR THE SIX
                                                         MONTHS ENDED                   MONTHS ENDED
                                                          JANUARY 31,                    JANUARY 31,
                                                          -----------                    -----------
                                                     2003           2002            2003            2002
                                                     ----           ----            ----            ----
Software and professional services revenues             8%             5%              9%              3%
Intellectual property licensing revenues               58             --              54              --
Services and other revenues                            34             95              37              97
Gross margin                                           43             10              42              21
Selling, general and administrative                    29             30              29              38
Research and development                                6              8               8              10
Impairment of assets                                   --             --              (2)             --
Restructuring expense                                  --             --              --               6
Total operating expenses                               35             39              35              54
Other income, net                                       2             (1)              2              12
Income (loss) from continuing operations               11            (30)              9             (21)
Income (loss) from discontinued operations             --            (77)             --             (55)
Net income (loss)                                      11%          (107)%             9%            (76)%

THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002

      REVENUES. Revenues for the three months ended January 31, 2003 were $12.5 million, an increase of $4.5 million, or 56%, from the $8.0 million reported for the three months ended January 31, 2002. Revenues for the six months ended January 31, 2003 were $25.0 million, an increase of $10.3 million, or 70%, from the $14.7 million reported for the six months ended January 31, 2002. Consolidated revenues represent the combined revenues including sale of Forgent's software products, software customization, installation and training, network consulting, hardware devices, maintenance services, multi-vendor products and other comprehensive professional services as well as royalties received from licensing the Company's intellectual property. Consolidated revenues do not include any revenues from Forgent's discontinued products business, which manufactured and sold endpoint systems or the Company's discontinued integration business, which provided customized videoconferencing solutions.

      Software and professional services revenues increased by $0.6 million, or 175%, to $1.0 million for the quarter ended January 31, 2003 from $0.4 million for the quarter ended January 31, 2002. Software and professional services revenues increased by $1.7 million, or 391%, to $2.2 million for the six months ended January 31, 2003 from $0.5 million for the six months ended January 31, 2002. Software and professional services revenues as a percentage of total revenues were 8% and 9% for the three and six months ended January 31, 2003, respectively. Software and professional services revenues as a percentage of total revenues were 5% and 3% for the three and six months ended January 31, 2002, respectively. Revenues from this line of business include sales of Forgent's Video Network Platform ("VNP"), Global Scheduling System ("GSS"), and VideoWorks, which is a bundling of Forgent's software products and may include hardware devices based on customer preference. Also included are professional services, and royalties. VNP is an enterprise-class network management software product designed to manage video, voice and web content on multi-protocol, multi-vendor networks, and is designed to schedule, monitor and manage enterprise video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications, as well as cost of ownership. GSS is a web-based scheduling application that helps organizations plan, execute, and manage their meeting environments effectively and efficiently. Forgent's professional services include software customization, installation and training, and network consulting services to evaluate and analyze customers' networks as well as to test multiple network systems for manageability, interoperability, and optimum connectivity.

      The $0.6 million increase during the three months ended January 31, 2003 and the $1.7 million increase during the six months ended January 31, 2003 are due to increases in sales of software licenses during fiscal 2003 as compared to the related periods in fiscal 2002. Included in the fiscal 2003 revenues are sales of the GSS software. Since the Company did not acquire GSS until the fourth quarter of fiscal year 2002, no software revenues were generated by sales of the GSS software during the three and six months ended January 31, 2002. However, software and professional services revenues for the three months ended January 31, 2003 were 15% less than software and professional services revenues for the three months ended October 31, 2002. Despite a significant increase in the number of customers interested in the Company's software during the three months ended January 31, 2003, unpredictable delays in the sales cycle caused anticipated sales for the second fiscal quarter to be delayed. Management believes that these delays are attributable to the current lack of spending by corporate IT departments and the seasonality impact, which caused customer reviews and approvals to be lengthened. As the Company's sales organization matures and fully implements its strategies to demonstrate to potential customers the comprehensive and cost saving solutions Forgent provides, management expects software and professional services revenues to become more predictable.

      Intellectual property licensing revenues were $7.3 million and $13.5 million for the three and six months ended January 31, 2003, respectively. No such revenues were generated during the three and six months ended January 31, 2002. Intellectual property licensing revenues represented 58% and 54% of total revenues for the three and six months ended January 31, 2003, respectively. These licensing revenues relate to one-time intellectual property licensing agreements with companies for Forgent's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. These licenses were fully paid during the second fiscal quarter, thus continuing the success of the Company's developing Patent Licensing Program. The Company does not anticipate any additional intellectual property revenue from these companies but it continues to actively seek licenses with other users of its intellectual property.

      The second fiscal quarter of 2003 marks the fourth consecutive quarter that Forgent has generated intellectual property licensing revenues. To date, Forgent has achieved $44.6 million in revenues from these licensing agreements. Although initially targeting manufacturers of digital cameras, the Company is currently notifying companies with a much broader field of use. Since January 31, 2003, Forgent has entered into additional license agreements and the Company continues to actively seek licenses with other users of its intellectual property. Although there continues to be uncertainty and risk related to the Company's Patent Licensing Program, management anticipates generating revenues from its intellectual property licensing segment during the next fiscal quarter. Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the intellectual property licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. There can be no assurance that the Company will be able to continue to effectively license its technology to others.

      Services and other revenues decreased by $3.4 million, or 45%, to $4.2 million for the quarter ended January 31, 2003 from $7.6 million for the quarter ended January 31, 2002. Services and other revenues decreased by $4.9 million, or 35%, to $9.3 million for the six months ended January 31, 2003 from $14.2 million for the six months ended January 31, 2002. Services and other revenues as a percentage of total revenues were 34% and 37% for the three and six months ended January 31, 2003, respectively. Services and other revenues as a percentage of total revenues were 95% and 97% for the three and six months ended January 31, 2002, respectively. Services and other revenues include the maintenance and support of thousands of endpoints and bridges under maintenance agreements, as well as sales of a variety of third-party manufactured equipment through its Multi-Vendor Partners Program ("MVP"). The decline in service revenues is due to the decrease in the renewal rate of service contracts for VTEL products. As a vendor-neutral service provider, offering installation, technical support, and maintenance to a wider array of videoconferencing devices, including endpoints, multipoint control units, gateways, gatekeepers, and traditional network switches and routers, Forgent is offsetting the decrease in renewal of VTEL contracts with service contracts for other third party products. However, the service contract sales for third party products have not been sufficient to recover the decline in service revenues from VTEL contract renewals. Management anticipates relatively little change in service revenues during the third fiscal quarter. Forgent will continue to sell equipment through its MVP program.

      GROSS MARGIN. Gross margins increased $4.6 million, or 611%, to $5.4 million for the three months ended January 31, 2003 from $0.8 million for the three months ended January 31, 2002. Gross margins increased $7.5 million, or 243%, to $10.6 million for the six months ended January 31, 2003 from $3.1 million for the six months ended January 31, 2002. Gross margin as a percentage of total revenues was 43% and 42% for the three and six months ended January 31, 2003, respectively, an increase from the gross margin as a percentage of total revenues of 10% and 21% for the three and six months ended January 31, 2002, respectively.

      The Company's total gross margins grew significantly during the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002 due primarily to two reasons. First, $3.6 million of the increase resulted from the patent license agreements signed during the three months ended January 31, 2003. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The current contingent legal fees are based on 50% of the aggregate recoveries received on the signed agreements and are paid to a national law firm per the Company's agreement with this firm. Because of the inherent risks in licensing intellectual property, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent's foreign counterparts, gross margins could be adversely affected in the future if intellectual property licensing revenues decline.

      Second, $2.4 million of the increase resulted from the impairment of capitalized software development costs associated with the video streaming technology during the three months ended January 31, 2002. Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback as an added feature to its VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks were performing. Therefore, management determined the video streaming technology would not be used in the development of VNP and impaired $2.4 million of the related capitalized software development costs, which was included in software and professional services cost of sales during the three months ended January 31, 2002.

      The increases in gross margins as a result of the intellectual property licensing agreements in fiscal 2003 and the impairment of the capitalized software development costs in fiscal 2002 were offset by a $1.7 million decrease in gross margins from the services and other segment for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. The costs associated with the services and other business are labor intensive and relatively fixed, which causes gross margins to be directly affected by the level of revenue generated primarily from new and renewed service contracts. The $3.4 million decrease in services and other revenues for the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002 directly contributed to the decrease in the gross margins. However, based on the active management of the videoconferencing hardware services business, gross margins from the services and other segment increased to 36% during the three months ended January 31, 2003, as compared to 31% during the previous fiscal quarter. Forgent will continue to manage the videoconferencing hardware services business to maintain leveled revenues and gross margins until the divestiture of this business line is finalized.

      Similarly, of the $7.5 million increase in gross margins for the six months ended January 31, 2003 as compared to the six months ended January 31, 2002, $6.7 million resulted from patent license agreements during the six months ended January 31, 2003 and $2.4 million resulted from the impairment of capitalized software development costs associated with the video streaming technology during the three months ended January 31, 2002. These increases were offset by a $2.5 million decrease in gross margins from the services and other segment for the six months ended January 31, 2003 as compared to the six months ended January 31, 2002.

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

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased by $1.3 million, or 52%, to $3.7 million for the quarter ended January 31, 2003 from $2.4 million for the quarter ended January 31, 2002. SG&A expenses increased by $1.7 million, or 31%, to $7.3 million for the six months ended January 31, 2003 from $5.6 million for the six months ended January 31, 2002. SG&A expenses as a percentage of revenues were 29% and 30% for the three months ended January 31, 2003 and 2002, respectively, and were 29% and 38% for the six months ended January 31, 2003 and 2002, respectively.

      The $1.3 million increase in SG&A expenses during the three months ended January 31, 2003, as compared to the three months ended January 31, 2002, is due primarily to $0.4 million in expenses related to the Patent Licensing Program, a $0.3 million increase in sales and marketing expenses, and $0.2 million in consulting and legal expenses related to the divestiture of the videoconferencing hardware business. Similarly, the $1.7 million increase in SG&A expenses during the six months ended January 31, 2003, as compared to the six months ended January 31, 2002, is due primarily to $0.8 million in expenses related to the Patent Licensing Program, and a $1.1 million increase in sales and marketing expenses.

      When Forgent acquired certain assets and liabilities of Global Scheduling Systems Inc. during the fourth fiscal quarter of 2002, Forgent's sales force more than doubled. Additionally, Forgent hired a Senior Vice-President of Sales during the first fiscal quarter. These additional personnel, among a few other sales hires, account for the increase in sales and marketing expenses during the three and six months ended January 31, 2003. Forgent's new sales structure was implemented during the first fiscal quarter and has been improved during the second fiscal quarter to hire experienced enterprise software sales veterans, to implement improved sales execution tactics, and to modify the sales commission structure. As a result, the sales organization significantly increased the sales pipeline during the three months ended January 31, 2003. There can be no assurance, however, that sales from this pipeline will be finalized. The Company will continue to implement its sales strategy to further increase its sales pipeline and more importantly, to finalize sales transactions to generate revenues. Additionally, during the three and six months ended January 31, 2003, Forgent's Patent Licensing Program incurred consulting expenses, international travel and other related expenses, which were not incurred during the comparable periods ended January 31, 2002.

      Forgent intends to further decrease any unnecessary SG&A expenses that do not directly support the generation of revenues for Forgent. However, the future expense reductions will not impact the Company's ability to engage with its customers.

      RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased by $30 thousand, or 4%, to $0.7 million for the quarter ended January 31, 2003 from $0.7 million for the quarter ended January 31, 2002. R&D expenses increased by $0.4 million, or 29%, to $1.9 million for the six months ended January 31, 2003 from $1.5 million for the six months ended January 31, 2002. R&D as a percentage of revenues were 6% and 8% for the three months ended January 31, 2003 and 2002, respectively, and were 8% and 10% for the six months ended January 31, 2003 and 2002, respectively.

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

      The R&D expenses are net of $0.8 million and $1.6 million capitalized during the three and six months ended January 31, 2003, respectively, as compared to $1.1 million and $1.9 million capitalized during the three and six months ended January 31, 2002. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related projects, generally three years. As of January 31, 2003, approximately 92% of the Company's capitalized software development costs related to efforts on designing Forgent's VNP and 8% related to efforts on designing GSS. Total R&D expenses, including capitalized software development costs, increased 2% and 4% for the three and six months ended January 31, 2003, as compared to the three and six months ended January 31, 2002.

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

      IMPAIRMENT OF ASSETS. As a result of the sale of its Products business unit during fiscal 2002, Forgent received two subordinated promissory notes from VTEL Products Corporation ("VTEL"). Due to the defaulted payment on the first subordinated promissory note due in April 2002 and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $6.0 million charge for the reserve of both notes from VTEL during fiscal 2002. Management is currently renegotiating the payment terms of the note in default. During the quarter ended October 31, 2002, management agreed with VTEL's management to offset Forgent's accounts payable to VTEL with its accounts receivable from VTEL. The net $0.5 million Forgent liability was partially offset with the note in default, thus relieving $0.5 million of the reserve on the notes receivable. This relief was accounted for as part of continuing operations on the Company's consolidated statement of operations. No cash was exchanged with this transaction.

      OTHER INCOME (EXPENSE). Other income increased by $0.4 million, or 767%, to $0.3 million for the quarter ended January 31, 2003 from $46 thousand in other expense for the quarter ended January 31, 2002. Other income decreased by $1.4 million, or 77%, to $0.4 million for the six months ended January 31, 2003 from $1.8 million for the six months ended January 31, 2002. Other income (expense) as a percentage of revenues were 2% and (1%) for the three months ended January 31, 2003 and 2002, respectively, and were 2% and 12% for the six months ended January 31, 2003 and 2002, respectively. The $1.4 million decrease during the six months ended January 31, 2003 is due primarily to the 76,625 shares of Polycom common stock that were sold under a cash flow hedge, resulting in a $1.7 million realized gain for the first fiscal quarter of 2002. The Company no longer had any investment in Polycom as of October 31, 2001.

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

      Loss from discontinued operations was $6.2 million and $8.1 million for the three and six months ended January 31, 2002, respectively. Loss from discontinued operations was 77% and 55% of total revenues for the three and six months ended January 31, 2002. Since the products and integration businesses were sold during fiscal 2002, no income or losses were recorded for discontinued operations for the three and six months ended January 31, 2003.

      NET INCOME (LOSS). Forgent generated net income of $1.3 million, or $0.05 per share, during the quarter ended January 31, 2003, as compared to a net loss of $8.6 million, or $0.34 per share, during the quarter ended January 31, 2002. Forgent generated net income of $2.2 million, or $0.09 per share, for the six months ended January 31, 2003, as compared to a net loss of $11.1 million, or $0.45 per share, for the six months ended January 31, 2002. Net income (loss) as a percentage of total revenues was 11% and (107%) for the three months ended January 31, 2003 and 2002, respectively. Net income (loss) as a percentage of total revenues was 9% and (76%) for the six months ended January 31, 2003 and 2002, respectively.

      Net income increased by $9.9 million or 115% during the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. Approximately 63%, or $6.2 million, of the increase is due to the improvement in earnings from discontinued operations and 37%, or $3.6 million, is due to the gross margins generated by the intellectual property licensing business. Net income increased by $13.4 million or 120% during the six months ended January 31, 2003 as compared to the six months ended January 31, 2002. The increase is due primarily to $8.1 million improvement in earnings from discontinued operations and $6.7 million gross margins generated by the intellectual property licensing business.

      During the three months ended January 31, 2003, as compared to the prior fiscal quarter, Forgent grew revenues from intellectual property licensing by 19%, maintained the level of total revenues and total operating expenses, and improved earnings per share by $0.01. The second fiscal quarter also marked Forgent's fourth consecutive quarter of intellectual property licensing revenues and profitability. Additionally, the Company signed a definitive agreement to sell its videoconferencing hardware services business, thus eliminating efforts required to improve operations unrelated to Forgent's core competencies. These significant indicators, as well as those achieved in the research and development of the Company's software products, further strengthen the Company's resolve to become a collaboration software company that delivers enterprise solutions. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

LIQUIDITY AND CAPITAL RESOURCES

      On January 31, 2003, Forgent had working capital of $10.7 million, including the Company's principal source of liquidity, which consisted of $18.6 million in cash, cash equivalents and short-term investments. During the three months ended January 31, 2003, the Company grew its cash and short-term investments balance by over 27% and its working capital by 12% from the end of the previous fiscal quarter.

      Cash provided by operating activities was $1.8 million for the six months ended January 31, 2003 due to $2.2 million in net income, $1.4 million of non-cash depreciation, amortization and impairment expenses, and a $1.1 million decrease in accounts receivable, which were offset by a $2.3 million decrease in accounts payable and other accrued expenses. Cash provided by operating activities was $6.6 million for the six months ended January 31, 2002 and largely resulted from a $3.0 million net loss and a $3.7 million decrease in accounts payable and other accrued liabilities, which were offset by a $8.2 million sale and decrease in accounts receivable, $5.4 million of non-cash depreciation, amortization, and impairment expenses. During the six months ended January 31, 2003, the Company collected $6.7 million in royalties from its intellectual property licensing agreements and anticipates collecting additional royalties in future quarters. This significant internal source of cash provides funding for the Company's current software and professional services operations and allows management to strategically utilize this positive cash flow to invest further in developing Forgent's VNP, GSS, and VideoWorks software. Furthermore, management is exploring other opportunities for growing the software business through acquisitions. As more license agreements are signed and related payments are received under the continued success of the Company's Patent Licensing Program, management anticipates that the Company's cash position will strengthen. However, risks and uncertainties remain as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to limit its cash consumption and continue to preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, increased expense levels and other factors.

      Cash used in investing activities was $0.8 million for the six months ended January 31, 2003 due to the $1.6 million capitalization of software development costs and $0.7 million in purchases of property and equipment, which were offset by $1.5 million in net sales of short-term investments. Cash used in investing activities was $0.6 million for the six months ended January 31, 2002 due primarily to the $1.9 million capitalization of software development, which was offset by $1.6 million net sales of short-term investments. During the three months ended October 31, 2001, Forgent sold its remaining investment in Polycom, resulting in a net cash inflow of $1.8 million, which significantly contributed to decreasing the cash used in investing activities.

      Cash used in financing activities was $0.8 million for the six months ended January 31, 2003 due primarily to the $0.7 million purchase of treasury stock. Cash used in financing activities was $0.5 million for the six months ended January 31, 2002 due largely to the $1.4 million purchase of treasury stock, which was offset by $0.7 million net proceeds from the issuance of stock. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million of the Company's common stock. During the first fiscal quarter of 2003, Forgent's board of directors approved the repurchase of an additional million shares of the Company's stock. During the six months ended January 31, 2003, the Company repurchased 354,686 shares for $0.7 million, bringing the total number of shares repurchased to date to 1.2 million shares. Management intends to repurchase additional shares in fiscal 2003, depending on the Company's cash position, market conditions, and other factors. During the six months ended January 31, 2002 Forgent entered into a three-year notes payable of $0.5 million for the purchase of the Company's new accounting system. At January 31, 2003, Forgent did not have a line of credit in place. Based on the Company's current cash position and the significant cash inflows generated from the intellectual property licensing agreements, management does not expect to obtain any line of credit during the current fiscal year.

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

      Service and other revenues consist of legacy service programs that provide maintenance, technical support, installation and resident engineering services to companies that deploy video networks. Services and other revenues are recognized ratably over the term of the service agreement, as there is no discernible pattern of service delivery.

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

      The Company's patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide Forgent with any competitive advantage or may be challenged by third parties. If challenged, patents might not be upheld or claims could be narrowed. Any litigation surrounding the Company's rights could force Forgent to divert important financial and other resources away from business operations.

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

            None

ITEM 5. OTHER INFORMATION

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

            None


                                      * * *

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FORGENT NETWORKS, INC.


May 29, 2003                              By:   /s/ RICHARD N. SNYDER
                                                --------------------------------
                                                       Richard N. Snyder
                                                    Chief Executive Officer

May 29, 2003                              By:   /s/ JAY C. PETERSON
                                                --------------------------------
                                                        Jay C. Peterson
                                                    Chief Financial Officer

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

                                          /s/ RICHARD N. SNYDER
                                          -------------------------
                                          Richard N. Snyder
                                          Chief Executive Officer
                                          May 29, 2003

                             FORGENT NETWORKS, INC.
                                JANUARY 31, 2003
                                 CERTIFICATIONS

I, Jay C. Peterson, Chief Financial Officer of Forgent Networks, Inc., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A (the "quarterly by report") of Forgent Networks, Inc. ("Registrant");

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