Form 10-Q
period 2003-04-30
FORGENT NETWORKS  INC
filed 2003-06-16
CIK 884144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

At June 4, 2003 the registrant had outstanding 24,582,351 shares of its Common Stock, $0.01 par value.

                             FORGENT NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                      APRIL 30,         JULY 31,
                                                                                         2003            2002
                                                                                         ----            ----
                                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and equivalents                                                            $    13,647       $  17,237
     Short-term investments                                                                  701           2,715
     Accounts receivable, net of allowance for doubtful accounts
        of $1,269 and $815 at April 30, 2003 and July 31, 2002                             7,842           5,390
     Notes receivable, net of reserve of $643 and $967 at
        April 30, 2003 and July 31, 2002                                                      31             189
     Inventories                                                                             635             563
     Prepaid expenses and other current assets                                             1,004             609
                                                                                     -----------       ---------
        Total current assets                                                              23,860          26,703
Property and equipment, net                                                                5,097           5,734
Goodwill, net                                                                             13,972          15,833
Capitalized software, net                                                                  4,616           3,537
Other assets                                                                                 341             415
                                                                                     -----------       ---------
                                                                                     $    47,886       $  52,222
                                                                                     ===========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $     2,888       $   5,687
     Accrued compensation and benefits                                                       351           1,264
     Other accrued liabilities                                                             1,508           2,049
     Notes payable, current portion                                                          254             899
     Deferred revenue                                                                      5,730           7,047
                                                                                     -----------       ---------
        Total current liabilities                                                         10,731          16,946

Long-term liabilities:
     Deferred revenue                                                                        658           1,015
     Other long-term obligations                                                           1,140           1,983
                                                                                     -----------       ---------
        Total long-term liabilities                                                        1,798           2,998

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000
        Authorized; none issued or outstanding                                                --              --
     Common stock, $.01 par value; 40,000 authorized; 25,962
        and 25,755 shares issued; 24,579 and 24,880 shares
        outstanding at April 30, 2003 and July 31, 2002, respectively                        259             257
     Treasury stock, 1,383 and 875 issued at April 30, 2003
        and July 31, 2002, respectively                                                   (3,707)         (2,857)
     Additional paid-in capital                                                          263,557         263,334
     Accumulated deficit                                                                (224,048)       (228,011)
     Unearned compensation                                                                   (47)           (227)
     Accumulated other comprehensive income                                                 (657)           (218)
                                                                                     -----------       ---------
        Total stockholders' equity                                                        35,357          32,278
                                                                                     -----------       ---------
                                                                                     $    47,886       $  52,222
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

                             FORGENT NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                    FOR THE                 FOR THE
                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   APRIL 30,                APRIL 30,
                                                                2003        2002        2003        2002
                                                                ----        ----        ----        ----
                                                                  (UNAUDITED)             (UNAUDITED)
REVENUES:
     Software and professional services                       $  1,134    $    852    $  3,379    $  1,309
     Intellectual property licensing                            12,150      15,000      25,618      15,000
     Services and other                                          3,823       6,465      13,141      20,694
                                                              --------    --------    --------    --------
        Total revenues                                          17,107      22,317      42,138      37,003

COST OF SALES:
     Software and professional services                            945         411       2,418       3,406
     Intellectual property licensing                             6,075       6,600      12,809       6,600
     Services and other                                          2,790       3,598       9,008      12,195
                                                              --------    --------    --------    --------
        Total cost of sales                                      9,810      10,609      24,235      22,201

GROSS MARGIN                                                     7,297      11,708      17,903      14,802

OPERATING EXPENSE:
     Selling, general and administrative                         3,524       2,926      10,878       8,539
     Research and development                                      901         567       2,784       2,026
     Impairment of assets                                        1,211       5,967         712       5,967
     Restructuring expense                                          --          --          --         818
                                                              --------    --------    --------    --------
        Total operating expenses                                 5,636       9,460      14,374      17,350

INCOME (LOSS) FROM OPERATIONS                                    1,661       2,248       3,529      (2,548)

OTHER INCOME (EXPENSE):
     Interest income                                                48          53         187         237
     Gain on investment                                             --          --          --       1,670
     Interest expense and other                                     75         169         351         106
                                                              --------    --------    --------    --------
        Total other income (expense)                               123         222         538       2,013

INCOME (LOSS) FROM CONTINUING
     OPERATIONS, BEFORE INCOME TAXES                             1,784       2,470       4,067        (535)
     Provision for income taxes                                    (61)        177        (104)        177
INCOME (LOSS) FROM CONTINUING OPERATIONS                         1,723       2,647       3,963        (358)

     Loss from discontinued operations, net of income taxes         --        (166)         --      (8,028)
     Loss on disposal, net of income taxes                          --          --          --        (255)
                                                              --------    --------    --------    ---------
LOSS FROM DISCONTINUED
     OPERATIONS, NET OF INCOME TAXES                                --        (166)         --      (8,283)
                                                              --------    --------    --------    --------

NET INCOME (LOSS)                                             $  1,723    $  2,481    $  3,963    $ (8,641)
                                                              ========    ========    ========    ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
     Income (loss) from continuing operations                 $   0.07    $   0.11    $   0.16    $  (0.02)
                                                              ========    ========    ========    ========
     Income (loss) from discontinued operations               $   0.00    $  (0.01)   $   0.00    $  (0.33)
                                                              ========    ========    ========    ========
     Net income (loss)                                        $   0.07    $   0.10    $   0.16    $  (0.35)
                                                              ========    ========    ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                      24,629      24,761      24,693      24,807
     Diluted                                                    24,715      25,373      25,144      24,807

        The accompanying notes are an integral part of these consolidated financial statements.

                             FORGENT NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                 APRIL 30,
                                                                              2003        2002
                                                                              ----        ----
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                               $  3,963    $   (358)
     Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operations:
         Depreciation and amortization                                         2,793       3,689
         Provision for doubtful accounts receivable                              659          12
         Amortization of unearned compensation                                   201          76
         Foreign currency translation (gain) loss                               (457)        178
         (Gain) loss on sale of fixed assets                                     (14)         58
         Asset impairment                                                        712       8,348
         Sale of accounts receivable                                              --       8,297
         Increase in accounts receivable                                      (3,053)     (8,414)
         Decrease in notes receivable                                             36          --
         Increase in inventories                                                 (72)       (909)
         (Increase) decrease in prepaid expenses and other current assets       (395)        147
         Decrease in accounts payable                                         (2,280)     (3,575)
         Decrease in other accrued liabilities                                (1,980)     (2,633)
         Decrease in deferred revenues                                        (1,651)     (1,617)
                                                                            --------    --------
              Net cash (used in) provided by operating activities             (1,538)      3,299
                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of short-term investments                                       2,014       2,613
     Net purchases of property and equipment                                    (921)       (664)
     Collection of notes receivable                                               74         245
     Increase in capitalized software                                         (2,202)     (2,989)
     Increase in other assets                                                    (45)        (43)
                                                                            --------    --------
              Net cash used in investing activities                           (1,080)       (838)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock                                         212         797
     Purchase of treasury stock                                                 (858)     (1,757)
     Proceeds from notes payable                                                 254         544
     Payments on notes payable                                                  (599)       (464)
                                                                            --------    --------

              Net cash used in financing activities                             (991)       (880)
                                                                            --------    --------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Net cash used in discontinued operations                                     --      (3,929)

Effect of translation exchange rates on cash                                      19        (173)
                                                                            --------    --------

Net decrease in cash and equivalents                                          (3,590)     (2,521)

Cash and equivalents at beginning of period                                   17,237      15,848
                                                                            --------    --------
Cash and equivalents at end of period                                       $ 13,647    $ 13,327
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

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. ("Forgent" or the "Company") as of April 30, 2003 and July 31, 2002 and the results of operations for the three and nine months ended April 30, 2003 and April 30, 2002, and the cash flows for the nine months ended April 30, 2003 and April 30, 2002. The results for interim periods are not necessarily indicative of results for a full fiscal year.

         Please note that for comparability purposes a reclassification was made on the Company's originally filed Form 10-K for the fiscal year ended July 31, 2002, which is reflected in the Company's Form 10-K/A-2 for the same fiscal period, in the Company's Form 10-Q/A for the fiscal quarter ended October 31, 2002, as well as in the Company's Form 10-Q/A for the fiscal quarter ended January 31, 2003.

NOTE 2 - BUSINESS DISPOSITION

         On January 6, 2003, Forgent signed a definitive purchase agreement to sell the operations and substantially all of the assets of its videoconferencing hardware services business, based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group ("Gores"), a privately held international acquisition and management firm, in order to focus solely on growing its software and professional services and its intellectual property licensing businesses. The acquisition agreement calls for Gores to pay Forgent approximately $16,000, consisting of $8,000 in cash, which may be adjusted downward if any purchase price adjustments are required, and the assumption of substantially all of the liabilities associated with Forgent's videoconferencing hardware services business. As of April 30, 2003, these liabilities are estimated to be approximately $8,000, but may vary by the time of closing. In addition, Gores is required to place an additional $2,000 of cash in escrow. These escrowed funds are to be distributed to the Company in the future pursuant to the terms of the definitive purchase agreement, less an amount of cash equaling (i) purchase price adjustments required if the net assets transferred by the Company to Gores on the closing date are less than $3,800 and/or the deferred revenue assumed by Gores on the closing date is greater than $7,600, and (ii) indemnity claims payable by the Company. Details of this transaction and other important information are set forth in the Company's proxy statement for fiscal year 2002. Management does not anticipate any purchase price adjustments or indemnity claims payable. Approximately 78% of the liabilities to be assumed represents deferred revenue and the remaining 22% represents certain identified accounts payable and capital lease obligations. The assets sold include accounts receivable, inventory, fixed assets, and certain prepaid assets. The transaction is subject to approval by the Company's shareholders and other customary conditions. Forgent and Gores will also execute co-marketing and reseller agreements, allowing both companies to provide software, software-related services and hardware services to their customers and prospects.

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

         On May 29, 2003, Forgent entered into an amendment with Gores to the purchase agreement to extend the deadline for closing the transaction to July 3, 2003, which is the scheduled annual shareholders meeting date. The amendment requires Forgent to pay an extension fee, up to an aggregate amount of $400, which is payable upon closing. Management believes the extension fee is appropriate and necessary to finalize the divestiture of its videoconferencing hardware services business, which is expected to be concluded during the fourth fiscal quarter of 2003. Management also anticipates that Gores will retain approximately 70 employees currently employed by

                             FORGENT NETWORKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except per share and employee data
                            unless otherwise noted)

Forgent's videoconferencing hardware services business. Once the sale of the videoconferencing hardware services business is finalized, Forgent will employ approximately 95 employees.

NOTE 3 - DISCONTINUED OPERATIONS

         In April 2002, Forgent sold inventory and certain other assets related to its integration business to SPL Integrated Solutions ("SPL"), a leading nationwide integrator that designs and installs large-display videoconferencing systems and fully integrated multimedia systems for corporations, educational institutions and government agencies. SPL currently provides all of the integration services for Forgent and Forgent became the exclusive service provider for SPL, thus allowing each company to strengthen and to significantly expand its individual core services while complementing each others' product offerings. As a result of the sale of its integration business, Forgent received $150 in cash and a $282 note receivable from SPL. SPL absorbed 15 members of Forgent's Professional Services Integration team and re-located to Forgent's facility in King of Prussia, Pennsylvania, where the combined team of engineers and technicians manage and execute the delivery of audio-video system integration and support. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third quarter of fiscal 2002. The sale allowed Forgent to focus its strengths and resources on growing its software business while still providing multimedia systems to its customers through SPL. As of April 30, 2003, the balance on the note receivable from SPL was $31.

         After receiving approval from the Company's shareholders during its 2001 annual meeting, Forgent finalized the sale of its Products business unit, including the VTEL name, on January 23, 2002 in order to devote its energies and resources to the development of Forgent's software business. The sale of the operations and substantially all of the assets used in the Products business unit was made to VTEL Products Corporation ("VTEL"), a privately held company created by the former Vice-President of Manufacturing of the Products business unit and two other senior management members of the Products business unit. As a result, the Company received cash of $500, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5,000 and 1,045 shares of common stock, representing 19.9% of the new company's fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how, and information of the Company that was used in the daily operations of the Products business unit. The group of management who purchased the products division (now referred to as VTEL) put up $500 of their own money at the closing. In addition, VTEL also received a $750 line of credit from a bank, which was not guaranteed by Forgent. The facilities lease was signed over to VTEL, which was accepted by the landlord with no further obligations by Forgent. Furthermore, Forgent did not remain contingently liable for performance on existing contracts or future contracts entered into by the newly formed entity. The Company does not have any continuing involvement in the go-forward operations of VTEL. It does not have veto power or any means to exercise influence over the operations of that company. The Company has made no guarantees with respect to any business matters as they relate to VTEL nor are there any situations whereby the Company would be required to reassume any obligations of VTEL. Due to uncertainties regarding VTEL's future business, Forgent fully reserved its equity interest in VTEL.

         As a result of the sales of the products and integration businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. For the three and nine months ended April 30, 2002, the Company recorded a $166 and $8,283 loss for its discontinued operations, respectively. Since the products and integration businesses were sold during fiscal 2002, no income or losses were recorded for discontinued operations for the three and nine months ended April 30, 2003.

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

         Forgent agreed to pay Global Scheduling Solutions, Inc. a combination of $3,750 in cash, $250 held in escrow for representations and warranties, and $700 tied to certain future contingent "earn-out" payments and the assumption of certain liabilities. The $700 liability was dependent upon the purchased assets generating a certain level of net revenue between April 2002 and September 2002. The acquisition was accounted for as a purchase of assets. Accordingly, the purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Approximately $5,229 was recorded as goodwill, which represents the excess of total cost over tangible and intangible assets acquired. Forgent continues to market Global Scheduling Solutions, Inc.'s acquired flagship product, Global Scheduling System, an industry leading web-based application that combines the management of large-scale meeting environments and all necessary resources and services while reducing the cost and time associated with such management. As a result of the acquisition, Forgent became a leading vendor that provides complete one-stop video network scheduling, launching, monitoring and management solution.

         During the quarter ended January 31, 2003, management settled the contingent liability and paid Global Scheduling Solutions, Inc. $375. As part of the settlement, the $250 held in escrow was relieved. Therefore, the related goodwill was adjusted for the remaining contingent liability of $325 and the $250 escrow. Additionally, the related goodwill was adjusted for $45 as a result of finalizing the valuation of the assets acquired and liabilities assumed. As of January 31, 2003, the Company no longer had any liabilities owed to Global Scheduling Solutions, Inc.

NOTE 5 - IMPAIRMENT OF ASSETS

         During the three months ended April 30, 2003, Forgent believed that the ongoing difficult economic environment and the associated negative impact on the Company's software business represented an indicator of a possible impairment of the Company's software business. Therefore, the Company was required to perform an impairment analysis in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1,331 impairment of its goodwill related to its acquisition of the assets of Global Scheduling, Inc. This impairment was recorded as part of continuing operations on the Company's consolidated statement of operations.

         As a result of the sale of its products business unit during fiscal 2002, Forgent received two subordinated promissory notes from VTEL Products Corporation ("VTEL"). VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL during the third fiscal quarter of 2002. This charge was recorded as part of continuing operations for the three and nine months ended April 30, 2002. However, management is continuing its efforts on collecting these outstanding notes receivables despite the low probability of collection. During the quarter ended October 31, 2002, management agreed with VTEL's management to offset Forgent's accounts payable to VTEL with its accounts receivable and notes receivable from VTEL. The net $499 Forgent liability was partially offset with the note in default, thus relieving $499 of the reserve on the notes receivable. Similarly, during the quarter ended April 30, 2003, management agreed with VTEL's management to offset Forgent's accounts payable to VTEL with the outstanding notes receivable and interest receivable from VTEL, thus relieving an additional $120 of the reserve on the notes receivable. The reductions in reserve on the VTEL notes receivables were accounted for as

                             FORGENT NETWORKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except per share and employee data
                            unless otherwise noted)

part of continuing operations on the Company's consolidated statement of operations. No cash was exchanged with these transactions.

         Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology would not be used in the development of VNP. As a result, the $2,381 million capitalized software development costs associated with this technology was impaired and was reported as part of cost of sales during the nine months ended April 30, 2002.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the Company's comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three and nine months ended April 30, 2003 was $1,603 and $3,525, respectively. Comprehensive income for the three months ended April 30, 2002 was $2,304 and comprehensive loss for the nine months ended April 30, 2002 was $10,255. Other comprehensive income for the three months and nine months ended April 30, 2003 and for the three months ended April 30, 2002 was $120, $438 and $177 respectively which represents foreign currency translation adjustments. Other comprehensive income for the nine months ended April 30, 2002 was $1,614 which represents foreign currency translation adjustments of $73 and unrealized gain on short-term investments of $1,541.

NOTE 7 - RESTRUCTURING ACTIVITIES

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

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective for interim periods beginning after June 15, 2003 for existing variable interest entities. As the Company has no material exposures to special purpose entities or other off-balance sheet arrangements, the Company anticipates that the effects of adopting FIN No. 46 will not be material to its consolidated financial statements.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosures in both annual and interim financial statements regarding the effects of stock-based compensation. Forgent adopted the disclosure provisions of SFAS No. 148 effective the beginning of the third quarter of fiscal year 2003. The adoption of SFAS No. 148 had no impact on the Company's financial position or results of operations.

         In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the right of returns for the delivered item. Forgent is required to adopt Issue 00-21 beginning August 1, 2003 and management is currently assessing the impact of Issue 00-21 on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of this statement for any restructuring activities initiated after December 31, 2002. No such activities were initiated during the nine months ended April 30, 2003.

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

NOTE 10 - STOCK BASED COMPENSATION

         The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock option grants. As required by SFAS No. 123 and SFAS No. 148, Forgent has determined pro forma net income and net income per common share as if compensation

                             FORGENT NETWORKS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except per share and employee data
                            unless otherwise noted)

costs had been determined based on the fair value of the options granted to employees and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model. Had the compensation costs been recognized as prescribed by SFAS No. 123, net income and basic and diluted earnings per share would have changed to the pro forma amounts shown below:

                                                            FOR THE                  FOR THE
                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           APRIL 30,                 APRIL 30,
                                                        2003        2002        2003          2002
                                                          (UNAUDITED)               (UNAUDITED)
Net earnings (loss)
     Net earnings (loss) as reported                  $ 1,723     $ 2,481     $  3,963     $  (8,641)

     Add: Stock-based employee compensation
     expense included in reported net earnings
     (loss), net of related tax effects               $     -     $     -     $      2     $       -

     Deduct: Stock-based employee
     compensation expense determined under fair
     value-based method for all awards, net of
     related tax effects                              $  (521)    $  (360)    $ (1,652)    $  (1,212)

     Pro forma                                        $ 1,202     $ 2,121     $  2,313     $  (9,853)

Basic earning (loss) per common share:
     As reported                                      $  0.07     $  0.10     $   0.16     $   (0.35)
     Pro forma                                        $  0.05     $  0.09     $   0.09     $   (0.40)
Diluted earnings (loss) per common share:
     As reported                                      $  0.07     $  0.10     $   0.16     $   (0.35)
     Pro forma                                        $  0.05     $  0.08     $   0.09     $   (0.40)


The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

NOTE 11 - SEGMENT INFORMATION

         Currently, the Company operates in three distinct segments: software and professional services, intellectual property licensing, and services and other. Forgent's software and professional services business provides customers with enterprise meeting automation software as well as software customization, installation, training, network consulting, hardware devices, and other comprehensive related services. Forgent's intellectual property licensing business is currently focused on generating licensing revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The Company's services and other segment helps companies maximize their video communications investments through maintenance, hardware installation, technical support and resident engineer services.

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

         The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for the three and nine months ended April 30, 2003 and 2002:

                                                        SOFTWARE &     INTELLECTUAL
                                                       PROFESSIONAL      PROPERTY       SERVICES
                                                         SERVICES        LICENSING       & OTHER       TOTAL
                                                       ------------    ------------     --------       -----
FOR THE THREE-MONTH PERIOD ENDING APRIL 30, 2003
Revenues from unaffiliated customers                     $  1,134        $ 12,150       $  3,823      $ 17,107
Gross margin                                                  189           6,075          1,033         7,297
Operating (loss) income                                    (3,597)          5,291            (33)        1,661

FOR THE THREE-MONTH PERIOD ENDING APRIL 30, 2002
Revenues from unaffiliated customers                     $    852        $ 15,000       $  6,465      $ 22,317
Gross margin                                                  441           8,400          2,867        11,708
Operating (loss) income                                    (8,186)          8,311          2,123         2,248

FOR THE NINE-MONTH PERIOD ENDING APRIL 30, 2003
Revenues from unaffiliated customers                     $  3,379        $ 25,618       $ 13,141      $ 42,138
Gross margin                                                  961          12,809          4,133        17,903
Operating (loss) income                                    (8,715)         10,965          1,279         3,529

FOR THE NINE-MONTH PERIOD ENDING APRIL 30, 2002
Revenues from unaffiliated customers                     $  1,309        $ 15,000       $ 20,694      $ 37,003
Gross margin                                               (2,097)          8,400          8,499        14,802
Operating (loss) income                                   (15,694)          8,023          5,123        (2,548)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following review of Forgent's financial position as of April 30, 2003 and July 31, 2002 and for the three and nine months ended April 30, 2003 and 2002 should be read in conjunction with the Company's 2002 Annual Report on Form 10-K and 2002 Amended Annual Report on Form 10-K/A-2 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

                                                FOR THE THREE       FOR THE NINE
                                                 MONTHS ENDED       MONTHS ENDED
                                                  APRIL 30,          APRIL 30,
                                                2003     2002      2003     2002
                                                ----     ----      ----     ----
Software and professional services revenues       7%       4%        8%       4%
Intellectual property licensing revenues         71       67        61       40
Services and other revenues                      22       29        31       56
Gross margin                                     43       52        42       40
Selling, general and administrative              21       13        26       23
Research and development                          5        3         7        5
Impairment of assets                              7       27         2       16
Restructuring expense                            --       --        --        2
Total operating expenses                         33       42        34       47
Other income, net                                 1        1         1        5
Income (loss) from continuing operations         10       12         9       (1)
Loss from discontinued operations                --       (1)       --      (22)
Net income (loss)                                10%      11%        9%     (23)%

THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002

         REVENUES. Revenues for the three months ended April 30, 2003 were $17.1 million, a decrease of $5.2 million, or 23%, from the $22.3 million reported for the three months ended April 30, 2002. Revenues for the nine months ended April 30, 2003 were $42.1 million, an increase of $5.1 million, or 14%, from the $37.0 million reported for the nine months ended April 30, 2002. Consolidated revenues represent the combined revenues including sale of Forgent's enterprise meeting automation software, software customization, installation and training, network consulting, hardware, maintenance services, multi-vendor products and other comprehensive professional services as well as royalties received from licensing the Company's intellectual property. Consolidated revenues do not include any revenues from Forgent's discontinued products business, which manufactured and sold endpoint systems or the Company's discontinued integration business, which provided customized videoconferencing solutions.

         Software and professional services revenues increased by $0.3 million, or 33%, to $1.1 million for the quarter ended April 30, 2003 from $0.8 million for the quarter ended April 30, 2002. Software and professional services revenues increased by $2.1 million, or 158%, to $3.4 million for the nine months ended April 30, 2003 from $1.3 million for the nine months ended April 30, 2002. Software and professional services revenues as a percentage of total revenues were 7% and 4% for the three months ended April 30, 2003 and 2002, respectively. Software and professional services revenues as a percentage of total revenues were 8% and 4% for the nine months ended April 30, 2003 and 2002, respectively. Revenues from this line of business include sales of Forgent's Video Network Platform ("VNP"), Global Scheduling System ("GSS"), and VideoWorks, which is a bundling of Forgent's software products and may include hardware, depending on customer preference. Also included are professional services, and royalties. VNP is an enterprise-class network management software product designed to monitor and manage multi-protocol, multi-vendor video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications. GSS is a web-based scheduling application that helps organizations plan, execute, and manage their meeting environments effectively and efficiently. Forgent's professional services include software customization, installation and training, and network consulting services to evaluate and analyze customers' networks as well as to test networks for manageability, interoperability, and optimum connectivity.

         The $0.3 million increase during the three months ended April 30, 2003 and the $2.1 million increase during the nine months ended April 30, 2003 as compared to the related periods in fiscal 2002 are due to increases in sales of software licenses during fiscal 2003. Included in the fiscal 2003 revenues are sales of the GSS software. During the three months ended April 30, 2002, the Company sold one GSS license as a reseller for Global Scheduling Solutions, Inc. Since the Company did not acquire GSS until the fourth quarter of fiscal year 2002, no other software revenues were generated through sales of the GSS software during the three and nine months ended April 30, 2002.

         Software and professional services revenues for the three months ended April 30, 2003 increased 10% as compared to the three months ended January 31, 2003. Despite the continued slow down in spending by corporate IT departments, the change in the Company's sales commission system and the sales organization's focus on prioritized sales contributed to this increase in software and professional services revenues during the third fiscal quarter. Based on customer feedback, Forgent expanded the functionalities of its award-winning Video Network Platform ("VNP") and Global Scheduling System ("GSS") and is developing its new flagship product, Forgent ALLIANCE(TM) ("ALLIANCE"). Forgent intends to introduce its ALLIANCE enterprise meeting automation solution in the summer. Although Forgent will not generate significant software and professional services revenues related to ALLIANCE until the next fiscal year, management anticipates that there will be enough sales opportunities, irrespective of the availability of ALLIANCE, to reproduce similar software and professional services revenues in the fourth fiscal quarter as were generated in the third fiscal quarter.

         Intellectual property licensing revenues decreased by $2.8 million, or 19%, to $12.2 million for the quarter ended April 30, 2003 from $15.0 million for the quarter ended April 30, 2002. Intellectual property licensing revenues increased by $10.6 million, or 71%, to $25.6 million for the nine months ended April 30, 2003 from $15.0 million for the nine months ended April 30, 2002. Intellectual property licensing revenues as a percentage of total revenues were 71% and 67% for the three months ended April 30, 2003 and 2002, respectively. Intellectual property licensing revenues as a percentage of total revenues were 61% and 41% for the nine months ended April 30, 2003 and 2002, respectively. These licensing revenues relate to one-time intellectual property licensing agreements with companies for Forgent's data compression technology embodied in U.S. Patent No. 4,698,672 (the "672" patent) and its foreign counterparts. The Company does not anticipate any additional intellectual property revenue from these companies but it continues to actively seek licenses with other users of its intellectual property. As of April 30, 2003, the Company had $4.7 million in accounts receivable related to its intellectual property licensing revenues generated during the third fiscal quarter. Management anticipates collecting these receivables during the fourth fiscal quarter.

         The Company's Patent Licensing Program continued its success during the third fiscal quarter of 2003, marking the fifth consecutive quarter that Forgent has generated intellectual property licensing revenues. To date, Forgent has achieved $56.8 million in revenues from these licensing agreements, which have been concluded in Japan, South Korea, and the United States and cover several fields of use including printing devices, digital imaging, cellular phones, digital cameras, and copying machines. The Company continues to actively seek new licenses and put more companies on notice by extending the '672 patent's global reach and broadening its field of use. Although there continues to be uncertainty and risk related to the Company's Patent Licensing Program, management anticipates generating revenues from its intellectual property licensing segment during the next fiscal quarter. Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the intellectual property licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. There can be no assurance that the Company will be able to continue to effectively license its technology to others.

         Services and other revenues decreased by $2.6 million, or 41%, to $3.8 million for the quarter ended April 30, 2003 from $6.4 million for the quarter ended April 30, 2002. Services and other revenues decreased by $7.6 million, or 36%, to $13.1 million for the nine months ended April 30, 2003 from $20.7 million for the nine months ended April 30, 2002. Services and other revenues as a percentage of total revenues were 22% and 29% for the three months ended April 30, 2003 and 2002, respectively. Services and other revenues as a percentage of total revenues were 31% and 56% for the nine months ended April 30, 2003 and 2002, respectively. Services and other revenues include the maintenance and support of thousands of endpoints and bridges under maintenance agreements, as well as sales of a variety of third-party manufactured equipment through the Company's Multi-Vendor Partners Program ("MVP"). Approximately 71% of the $2.6 million decline in services and other revenues during the three months ended April 30, 2003 as compared to the three months ended April 30, 2002 is due to the decrease in service revenues and approximately 29% of the decrease is due to fewer sales from MVP. Similarly, approximately 67% of the $7.6 million decline in services and other revenues during the nine months ended April 30, 2003 as compared to the nine months ended April 30, 2002 is due to the decrease in service revenues and approximately 33% of the decrease is due to fewer sales from MVP. The decreases in service revenues are primarily the result of decreases in the renewal rate of service contracts for VTEL products. As a vendor-neutral service provider, offering installation, technical support, and maintenance to a wide array of videoconferencing devices, including endpoints, multipoint control units, gateways, gatekeepers, and traditional network switches and routers, Forgent attempted to offset the decrease in renewal of VTEL contracts with service contracts for other third party products. However, the service contract sales for third party products have not been sufficient to recover the decline in service revenues from VTEL contract renewals. Management anticipates relatively little change in service and other revenues during the fourth fiscal quarter.

         GROSS MARGIN. Gross margins decreased $4.4 million, or 38%, to $7.3 million for the three months ended April 30, 2003 from $11.7 million for the three months ended April 30, 2002. Gross margins increased $3.1 million, or 21%, to $17.9 million for the nine months ended April 30, 2003 from $14.8 million for the nine months ended April 30, 2002. Gross margin as a percentage of total revenues was 43% and 52% for the three months ended April 30, 2003 and 2002, respectively. Gross margin as a percentage of total revenues was 42% and 40% for the nine months ended April 30, 2003 and 2002, respectively.

         The Company's total gross margins decreased $4.4 million during the quarter ended April 30, 2003 as compared to the quarter ended April 30, 2002 due primarily to two reasons. First, $2.3 million of the decrease resulted from less licensing revenues during the three months ended April 30, 2003 and a related increase in cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. The contingent legal fees are based on a percentage of the licensing revenues received on signed agreements and are paid to Jenkens & Gilchrist, P.C. ("Jenkens & Gilchrist"), a national law firm. The percentage payment to Jenkens & Gilchrist was set based on a sliding scale that began during the quarter ended April 30, 2002 at 35% and increased to 50% based on the aggregate recoveries achieved. Therefore, intellectual property licensing gross margins as a percentage of revenue was 56% for the quarter ended April 30, 2002 as compared to 50% for the quarter ended April 30, 2003. Because of the inherent risks in technology licensing, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent's foreign counterparts, total gross margins could be adversely affected in the future if licensing revenues decline.

         Second, $1.8 million of the decrease for the three months ended April 30, 2003 as compared to the three months ended April 30, 2002 resulted from a decline in gross margins from the services and other segment. The costs associated with the services and other business are labor intensive and relatively fixed, which causes gross margins to be directly affected by the level of revenue generated primarily from new and renewed service contracts. The $2.6 million decrease in services and other revenues for the quarter ended April 30, 2003 as compared to the quarter ended April 30, 2002 directly contributed to the decrease in the gross margins. Total gross margins and gross margins as a percentage of revenues from the services and other segment also decreased as compared to the previous fiscal quarter. Forgent will continue to manage the videoconferencing hardware services business in an effort to maintain revenue and gross margin levels consistent with the three months ended April 30, 2003, until the divestiture of this business line is consummated.

         For the three months ended April 30, 2003, approximately 59% of the cost of sales associated with the software and professional services business resulted from the amortization of the Company's capitalized software development costs and compensation. Thus, the cost of sales from this line of business is relatively fixed, and the revenues generated from the software and professional services segment directly affect the related gross margins. Despite a 10% increase in software and professional services revenues during the quarter ended April 30, 2003 as compared to the previous fiscal quarter, software and professional services gross margins declined during the third fiscal quarter due to higher cost of sales as a result of a higher sales mix of VideoWorks.

         The $3.1 million increase in gross margins for the nine months ended April 30, 2003 as compared to the nine months ended April 30, 2002 was due primarily to a $4.4 million increase in gross margins resulting from patent licensing revenues and $2.4 million increase in gross margins in the 2003 period resulting from the impairment of capitalized software development costs during the nine months ended April 30, 2002. The impairment was recorded as cost of sales from the software and professional services segment. These increases were offset by a $4.4 million decrease in gross margins from the services and other segment for the nine months ended April 30, 2003 as compared to the nine months ended April 30, 2002. The $2.4 million impairment of capitalized software development costs during the three months ended January 31, 2002 was associated with the Company's video streaming technology. Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback as an added feature to its VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks were performing. Therefore, management determined the video streaming technology would not be used in the development of VNP and impaired $2.4 million of the related capitalized software development costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased by $0.6 million, or 20%, to $3.5 million for the quarter ended April 30, 2003 from $2.9 million for the quarter ended April 30, 2002. SG&A expenses increased by $2.3 million, or 27%, to $10.8 million for the nine months ended April 30, 2003 from $8.5 million for the nine months ended April 30, 2002. SG&A expenses as a percentage of revenues were 21% and 13% for the three months ended April 30, 2003 and 2002, respectively, and were 26% and 23% for the nine months ended April 30, 2003 and 2002, respectively.

         The $0.6 million increase in SG&A expenses during the three months ended April 30, 2003, as compared to the three months ended April 30, 2002, is due primarily to a $0.5 million increase in expenses related to the Patent Licensing Program. The $2.3 million increase in SG&A expenses during the nine months ended April 30, 2003, as compared to the nine months ended April 30, 2002, is due primarily to a $1.1 million increase in expenses related to the Patent Licensing Program, a $0.7 million increase in bad debt expenses, and a $0.9 million increase in expenses related to personnel and consultants within the sales organization.

         During the three and nine months ended April 30, 2003, Forgent's Patent Licensing Program incurred increased consulting expenses, international travel expenses and other associated expenses as compared to the related periods ending April 30, 2002. In view of the expanded scope of the Patent License Program and correspondingly, the increased effort involved to grow licensing revenues, management anticipates additional expenses to be incurred related to obtaining additional licensing revenues from the Patent Licensing Program. Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the intellectual property licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. There can be no assurance that the Company will be able to continue to effectively license its technology to others.

         The aging of certain outstanding accounts receivables from the services and other segment accounts for the $0.7 million increase in bad debt expenses incurred during the nine months ended April 30, 2003, as compared to the nine months ended April 30, 2002. No bad debt expense was incurred for the software and professional services segment or the intellectual property licensing segment during the nine months ended April 30, 2003. Forgent is currently working with its customers to resolve potential issues in order to attempt to collect these outstanding receivables. These accounts receivables are part of the assets being sold as part of the divestiture of videoconferencing hardware service business.

         When Forgent acquired certain assets and liabilities of Global Scheduling Systems Inc. during the fourth fiscal quarter of 2002, Forgent's sales force more than doubled. Additionally, Forgent hired a Senior Vice-President of Sales during the first fiscal quarter of 2003. These additional personnel, among a few other sales hires and sales consultants, account for the increase in sales and marketing expenses during the nine months ended April 30, 2003.

         With the anticipated introduction of Forgent's new flagship product, Forgent ALLIANCE(TM), management anticipates increased marketing expenses in order to heighten market awareness of the Company's enterprise meeting automation solutions. Based on customers' responses to ALLIANCE's capabilities thus far, management also anticipates additional expenses related to the Company's sales organization as Forgent expands its sales capabilities to support sales and marketing of ALLIANCE, once it is made available. However, Forgent will continue to endeavor to further decrease any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company. However, the Company will make every effort to ensure that such reductions in unnecessary SG&A expenses will not impact the Company's ability to engage with its customers.

         RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased by $0.3 million, or 59%, to $0.9 million for the quarter ended April 30, 2003 from $0.6 million for the quarter ended April 30, 2002. R&D expenses increased by $0.8 million, or 37%, to $2.8 million for the nine months ended April 30, 2003 from $2.0 million for the nine months ended April 30, 2002. R&D as a percentage of revenues were 5% and 3% for the three months ended April 30, 2003 and 2002, respectively, and were 7% and 5% for the nine months ended April 30, 2003 and 2002, respectively.

         The $0.3 million increase in R&D expenses during the three months ended April 30, 2003, as compared to the three months ended April 30, 2002, is due primarily to more expenditures being invested in developing the Company's enterprise meeting automation software under the new brand name Forgent ALLIANCE(TM). Approximately 52% of the $0.8 million increase in R&D expenses during the nine months ended April 30, 2003, as compared to the nine months ended April 30, 2002, is due to expenses, incurred primarily during the first fiscal quarter, related to solving complications with the then newly acquired GSS software. Approximately 44% of the $0.8 million increase is due to expenses incurred to further develop Forgent's ALLIANCE(TM) suite of software products. R&D expenses related to the GSS software and ALLIANCE products incurred during the nine months ended April 30, 2003 were not incurred during the nine months ended April 30, 2002.

         Leveraging its expertise in videoconferencing, the Company developed an enterprise software product for video network management. Forgent has since evolved beyond this single focus to address management of meeting environments. Based on customer feedback, Forgent expanded the functionalities of its award-winning Video Network Platform ("VNP") and Global Scheduling System ("GSS") and is developing its new flagship product, Forgent ALLIANCE(TM). ALLIANCE is an enterprise meeting automation solution that provides unified scheduling, rich media automation, and management of meeting logistics to eliminate inefficiencies associated with the set up and execution of meetings, thus reducing meeting time and costs as well as potentially increasing productivity and expediting the decision making process. The ALLIANCE software suite consists of two software products, ALLIANCE SCHEDULER(TM) and ALLIANCE MEDIA MANAGER(TM), each with optional add-on modules. ALLIANCE SCHEDULER(TM) replaces multiple point scheduling tools and manual processes currently used and schedules facilities, rich media communications, catering, equipment, technicians, and other meeting services via a single request through interfaces such as corporate standards Microsoft(R) Outlook(R) and Lotus Notes, or a web browser. ALLIANCE MEDIA MANAGER(TM) configures all media components of a conference also via a single meeting request by interpreting user requests for rich-media resources, selecting and scheduling the appropriate devices and services, automatically launching the audio and video conferences as requested, and providing ongoing monitoring to detect and recover if problems occur. The ALLIANCE software suite, which will remain vendor neutral and support conferencing tools from all leading manufacturers, will be made available to the general public starting in July 2003. In the fall of 2003, added functionality to be designed for ALLIANCE MEDIA MANAGER(TM) is anticipated to be able to provide its capabilities for web conferencing.

         The R&D expenses are net of $0.6 million and $2.2 million capitalized during the three and nine months ended April 30, 2003, respectively, as compared to $1.1 million and $3.0 million capitalized during the three and nine months ended April 30, 2002. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related projects, generally three years. The software development costs capitalized during the three months ended April 30, 2003 are related to the continued efforts on enhancing Forgent's GSS, renamed as ALLIANCE SCHEDULER(TM), and Forgent's VNP, renamed as ALLIANCE MEDIA MANAGER(TM). As of April 30, 2003, approximately 85% of the Company's capitalized software development costs related to efforts on designing Forgent's ALLIANCE MEDIA MANAGER(TM) and the remaining 15% related to efforts on developing Forgent's ALLIANCE SCHEDULER
(TM).

         During the three months ended April 30, 2003, Forgent filed patent applications covering seven new enterprise meeting automation technologies with the United States Patent and Trademark Office. During the third fiscal quarter, Forgent received notice from the United States Patent and Trademark Office that four of its patent applications, including applications related to Forgent's enterprise software business, have successfully completed the application process and will be granted upon receipt of the required fees to be paid during the fourth fiscal quarter. Forgent holds approximately forty issued patents related to videoconferencing, data compression, video mail and other technology developed or acquired by the Company.

         Forgent's ability to successfully develop enterprise meeting automation solutions to enable enterprise collaboration networks is a significant factor in the Company's success. As Forgent further develops its research and development strategy, management anticipates additional costs associated with the recruiting and retention of engineering professionals as well as costs associated with accelerating product delivery schedules. Management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue.

         IMPAIRMENT OF ASSETS. During the three months ended April 30, 2003, Forgent believed that the ongoing difficult economic environment and the associated negative impact on the Company's software business represented an indicator of a possible impairment on the Company's software business. Therefore, the Company was required to perform an impairment analysis in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1.3 million impairment of its goodwill related to its acquisition of the assets of Global Scheduling Solutions, Inc. This impairment was recorded as part of continuing operations on the Company's consolidated statement of operations.

         As a result of the sale of its products business unit during fiscal 2002, Forgent received two subordinated promissory notes from VTEL Products Corporation ("VTEL"). VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $6.0 million charge for the reserve of both notes from VTEL during the third fiscal quarter of 2002. This charge was recorded as part of continuing operations for the three and nine months ended April 30, 2002. However, management is continuing its efforts on collecting these outstanding notes receivables despite the low probability of collection. During the quarter ended October 31, 2002, management agreed with VTEL's management to offset Forgent's accounts payable to VTEL with its accounts receivable and notes receivable from VTEL. The net $0.5 million Forgent liability was partially offset with the note in default, thus relieving $0.5 million of the reserve on the notes receivable. Similarly, during the quarter ended April 30, 2003, management offset Forgent's accounts payable to VTEL with the outstanding notes receivable and interest receivable from VTEL, thus relieving an additional $0.1 million of the reserve on the notes receivable. The reductions in reserve on the VTEL notes receivables were accounted for as part of continuing operations on the Company's consolidated statement of operations. No cash was exchanged with these transactions.

         Initially, management intended to further develop its video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback, as an added feature to its current VNP software. Based upon customer feedback regarding the VNP software during the second quarter of fiscal 2002, customers did not need these advanced features but desired fundamental network management applications with more robust device level support and value added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks are performing. Therefore, management reviewed its capitalized software development costs and determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with this technology was impaired and was reported as part of cost of sales during the nine months ended April 30, 2002.

         RESTRUCTURING EXPENSE. In August 2001, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $0.8 million in the first quarter of fiscal 2002 for the restructuring. All of the involuntary termination benefits were paid in fiscal year 2002.

         OTHER INCOME (EXPENSE). Other income decreased by $0.1 million, or 45%, to $0.1 million for the quarter ended April 30, 2003 from $0.2 million in other income for the quarter ended April 30, 2002. Other income decreased by $1.5 million, or 73%, to $0.5 million for the nine months ended April 30, 2003 from $2.0 million for the nine months ended April 30, 2002. Other income as a percentage of revenues were 1% and 1% for the three months ended April 30, 2003 and 2002, respectively, and were 1% and 5% for the nine months ended April 30, 2003 and 2002, respectively. The $1.5 million decrease during the nine months ended April 30, 2003 is due primarily to the 76,625 shares of Polycom common stock that were sold under a cash flow hedge, resulting in a $1.7 million realized gain for the first fiscal quarter of 2002. The Company no longer had any investment in Polycom as of October 31, 2001.

         LOSS FROM DISCONTINUED OPERATIONS. During fiscal year 2002, the Company sold the operations and substantially all of the assets of its VTEL products business, including the VTEL name, to VTEL Products Corporation and the operations and assets of its integration business to SPL Integrated Solutions. Accordingly, the products and integration businesses have been accounted for and presented as discontinued operations in the consolidated financial statements.

         Loss from discontinued operations was $0.2 million and $8.3 million for the three and nine months ended April 30, 2002, respectively. Loss from discontinued operations was 1% and 22% of total revenues for the three and nine months ended April 30, 2002, respectively. Since the products and integration businesses were sold during fiscal 2002, no income or losses were recorded for discontinued operations for the three and nine months ended April 30, 2003.

         NET INCOME (LOSS). Forgent generated net income of $1.7 million, or $0.07 per share, during the quarter ended April 30, 2003, as compared to a net income of $2.5 million, or $0.10 per share, during the quarter ended April 30, 2002. Forgent generated net income of $4.0 million, or $0.16 per share, for the nine months ended April 30, 2003, as compared to a net loss of $8.6 million, or $0.35 per share, for the nine months ended April 30, 2002. Net income as a percentage of total revenues was 10% and 11% for the three months ended April 30, 2003 and 2002, respectively. Net income (loss) as a percentage of total revenues was 9% and (23%) for the nine months ended April 30, 2003 and 2002, respectively.

         Net income decreased by $0.8 million or 31% during the three months ended April 30, 2003 as compared to the three months ended April 30, 2002. The decrease is due primarily to $4.4 million decrease in total gross margins, which was offset by a $3.8 million decrease in total operating expenses. Net income increased by $12.6 million or 146% during the nine months ended April 30, 2003 as compared to the nine months ended April 30, 2002.

The increase is due primarily to $8.3 million improvement in earnings from discontinued operations, $3.1 million improvement in total gross margins and $3.0 million decrease in total operating expenses.

         During the three months ended April 30, 2003, as compared to the prior fiscal quarter, Forgent grew revenues from intellectual property licensing by approximately 67% to $12.2 million, grew revenues from software and professional services by approximately 10% to $1.1 million, and improved earnings per share by $0.02. The third fiscal quarter also marked Forgent's fifth consecutive quarter of intellectual property licensing revenues and profitability. Additionally, the Company is finalizing the sale its videoconferencing hardware services business, thus eliminating efforts required to improve operations unrelated to Forgent's core competencies, and is making significant progress in developing its ALLIANCE(TM) software suite to meet customer needs and expectations. The Company's efforts are focused on becoming an enterprise meeting automation software company that delivers complete enterprise solutions for the entire meeting environment. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 2003, Forgent had working capital of $13.1 million, the highest working capital level in the last seven quarters. Working capital includes the Company's principal source of liquidity, which consisted of $14.3 million in cash, cash equivalents and short-term investments. During the three months ended April 30, 2003, the Company grew its working capital by 23% over the previous fiscal quarter.

         Cash used in operating activities was $1.5 million for the nine months ended April 30, 2003 due to $4.0 million in net income, and $3.5 million of non-cash depreciation, amortization and impairment expenses, which were offset by a $3.1 million increase in accounts receivable, and a $5.9 million decrease in accounts payable, other accrued liabilities, and deferred revenues. Cash provided by operating activities was $3.3 million for the nine months ended April 30, 2002 due to $12.0 million of non-cash depreciation, amortization and impairment expenses, and the sale of $8.3 million in accounts receivable, which were offset by a $8.4 million increase in accounts receivable, a $0.9 million increase in inventories, and a $7.8 million decrease in accounts payable, other accrued liabilities, and deferred revenues.

         During the nine months ended April 30, 2003, the Company collected $8.1 million in royalties from its intellectual Property Licensing Program, net of contingent legal fees paid, and anticipates collecting additional royalties in future quarters, including $4.7 million, net of contingent legal fees paid, related to licensing revenues generated during the third fiscal quarter. In addition to the anticipated cash to be received from additional licensing revenues in the next fiscal quarter and the next fiscal year under the Company's Patent Licensing Program, management expects to receive a significant amount of cash upon closing the sale of the videoconferencing hardware service business. These significant sources of cash will strengthen the Company's cash position and provide funding for further developing and growing the Company's software and professional services operations. Management plans to strategically utilize this positive cash flow to invest further in developing Forgent's enterprise meeting automation software products as well as exploring other opportunities for growing the software business through acquisitions. However, risks and uncertainties remain as to the timing of the receipts of licensing revenues due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will continue to preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, uncertainties inherent in a patent licensing program, increased expense levels and other factors.

         Cash used in investing activities was $1.1 million for the nine months ended April 30, 2003 due to the $2.2 million capitalization of software development costs and $0.9 million in purchases of property and equipment, which were offset by $2.0 million in net sales of short-term investments. Cash used in investing activities was $0.8 million for the nine months ended April 30, 2002 due primarily to the $3.0 million capitalization of software development and $0.7 million in purchases of property and equipment, which was offset by $2.6 million net sales of short-term investments. Approximately 68% of the net purchases of property and equipment made during the nine months ended April 30, 2003 related to spare equipment purchased for servicing maintenance contracts in the videoconferencing hardware services business. These assets, along with other designated fixed assets, will be sold with the divestiture of the videoconferencing hardware services business during the fourth fiscal quarter. During the first fiscal quarter of 2002, Forgent sold its remaining investment in Polycom, resulting in a net cash inflow of $1.8 million, which significantly contributed to decreasing the cash used in investing activities during the nine months ended April 30, 2002.

         Cash used in financing activities was $1.0 million for the nine months ended April 30, 2003 due primarily to the $0.9 million purchase of treasury stock. Cash used in financing activities was $0.9 million for the nine months ended April 30, 2002 due largely to the $1.8 million purchase of treasury stock, which was offset by $0.8 million net proceeds from the issuance of stock. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million shares of the Company's common stock. During the first fiscal quarter of 2003, Forgent's board of directors approved the repurchase of an additional one million shares of the Company's common stock. During the nine months ended April 30, 2003, the Company repurchased 507,886 shares for $0.9 million, bringing the total number of shares repurchased to date to 1.4 million shares. Depending on the Company's cash position, market conditions, and other factors, management will periodically assess repurchasing additional shares in fiscal 2003. During the nine months ended April 30, 2002 Forgent entered into a three-year note payable of $0.5 million for the purchase of the Company's new accounting system. At April 30, 2003, Forgent did not have a line of credit in place. Based on the Company's current cash position and the significant cash inflows generated from the intellectual Property Licensing Program, management does not expect to obtain any line of credit during the current fiscal year.

         As of April 30, 2003, Forgent's future minimum lease payments under non-cancellable leases and payments on its notes payables are as follows (in thousands):

                             REMAINING
                               2003         2004       2005       2006       2007    THEREAFTER      TOTAL
Operating lease obligations    1,172       4,404      4,308      4,169      3,411      18,892       36,356
Capital lease obligations        106          90         23                                            219
Notes payable obligations         69         276        156         30                                 531
                             -------       -----      -----      -----      -----    --------       ------
                               1,347       4,770      4,487      4,199      3,411      18,892       37,106
                             =======       =====      =====      =====      =====    ========       ======

Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company's operations.

LEGAL MATTERS

         Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition or results of operations.

         In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company's Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the Board of Directors and consultant to the Company, which the defendant asserts is at least $5 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

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

         Management believes the following represent Forgent's critical accounting policies:

REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

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

         Intellectual property licensing revenue is derived from the Company's Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. The contingent legal fees are based on a percentage of the licensing revenues received and are paid to Jenkens & Gilchrist, P.C., a national law firm. The percentage payment to this law firm was set based on a sliding scale that began at 35% and increased to 50% based on the aggregate recoveries achieved. Future percentage payments will be 50% of license receipts per the agreement with this firm.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on August 1, 2001 and thus is required to review the carrying value of goodwill and other intangible assets annually. Forgent also reviews goodwill and other intangibles for possible impairment whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization; significant underperformance of operating units; significant changes in market conditions and trends. If a review event has occurred, the value of the goodwill or intangible is compared to the estimate of future cash flows, and if required, an impairment is recorded.

RISK FACTORS

         There are many factors that affect the Company's business, prospects and the results of its operations, some of which are beyond the control of the Company. The following is a discussion of some of these and other important risk factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired. The risks described below are not the only ones facing the Company. Additional risks not presently known to management or that are currently believed to be immaterial may also affect the Company's business prospects and results of operations.

GENERAL ECONOMIC AND INDUSTRY CONDITIONS

         Any adverse change in general economic, business or industry conditions could have a material adverse effect on the Company's business, prospects and financial performance if those conditions caused customers or potential customers to reduce or delay their investments in software and professional services. Due to the current economic circumstances affecting U.S. businesses, there has been a slow down in capital spending, which adversely affects the willingness of companies to purchase enterprise meeting automation software products and professional services. If this slow down is prolonged, current economic conditions could have a continued adverse effect on the demand for the Company's products and services and could result in declining revenue and earnings growth rates for the Company.

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

NEW BUSINESS MODEL

         In accordance with its reorganization efforts previously described, the Company is currently transitioning its business and realigning its strategic focus towards a new core market, software and professional services. Internal changes resulting from the business restructuring announced during 2002 are complete, but many factors may negatively impact the Company's ability to implement its strategic focus, including the ability or possible inability to manage the implementation and development of its new software and professional service business, sustain the productivity of Forgent's workforce and retain key employees, manage operating expenses and quickly respond to and recover from unforeseen events associated with the reorganization. The Company may be required by market conditions and other factors to undertake additional restructuring efforts in the future. Forgent's business, results of operations or financial condition could be materially adversely affected if it is unable to manage the implementation and development of its new business strategy, sustain the productivity of its workforce and retain key employees, manage its operating expenses or quickly respond to and recover from unforeseen events associated with any future restructuring efforts.

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

SOFTWARE MARKETING AND SALES

         Forgent's software products are relatively new to the market and as such, have limited market awareness and to date, limited sales. Forgent's VNP software product was introduced in the fall of 2001, and Forgent acquired GSS in June 2002. The Company's new ALLIANCE product is expected to ship in July 2003. Forgent's future success will be dependent in significant part on its ability to generate demand for its software products and professional services. To this end, Forgent's direct and indirect sales operations must increase market awareness of its products and services to generate increased revenue. The Company's products and services require a sophisticated sales effort targeted at the senior management of its prospective customers. All new hires will require training and will take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

SOFTWARE AND PROFESSIONAL SERVICES DEVELOPMENT

         Forgent expects that its future financial performance will depend significantly on revenue from existing and future enterprise meeting automation software products and the related tools that the Company plans to develop, which is subject to significant risks. There are significant risks inherent in a new product introduction. Market acceptance of future products will depend on continued market development for collaboration management. Forgent cannot be certain that its existing or future products offerings, such as ALLIANCE, which is expected to ship in July 2003, will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If the Company's products do not meet customer needs or expectations, for whatever reason, the Company's sales would be adversely affected and further, upgrading or enhancing the product could be costly and time consuming.

LICENSE PROGRAM

         The Company's intellectual property licensing revenues are difficult to predict. The Company's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program, and other risks that could adversely affect the Company's licensing program. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. If the Company fails to meet the expectations of public market analysts or investors, the market price of Forgent's common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the unwillingness of targeted licensees to license the Company's technology, the inability of licensees to pay the license and other fees, a decline in the demand for the Company's patented technology, higher than expected operating expenses, and license delays due to legal and other factors.

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

DIVESTITURE TRANSACTIONS

         As a result Forgent's transition to a software and professional services company, it has substantially completed a program to divest certain non-core assets, including a videoconferencing endpoint manufacturing business as well as other related businesses. There can be no assurance that, having fully divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing markets. In addition, the Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on Forgent's business, financial condition or results of operations.

         Due to the risk factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Forgent's past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenues or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         Certain portions of this report contain forward-looking statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements. Whenever possible, Forgent attempted to identify these forward-looking statements with the words "believes," "estimates," "plans," "expects," "anticipates" and other similar expressions. These statements reflect management's current plans and expectations that rely on a number of assumptions and estimates that are subject to risks and uncertainties including, but not limited to rapid changes in technology, unexpected changes in customer order patterns, the intensity of competition, economic conditions, pricing pressures, interest rates fluctuations, changes in the capital markets, litigation involving intellectual property and other matters, changes in tax and other laws and governmental rules applicable to Forgent's business and other risks indicated in Forgent's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company's control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

         Forgent's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company historically utilized forward contracts to hedge its foreign currency exposure on firm commitments denominated in the Euro and Australian dollar. As of April 30, 2003 and April 30, 2002, the Company held no foreign currency contracts. Due to the Company's reduction in international offices and related reduction in foreign exchange risks, management does not anticipate any additional foreign currency hedges.

         For additional Quantitative and Qualitative Disclosures about Market Risk reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K/A-2 for the year ended July 31, 2002, as amended.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

         In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company's Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the Board of Directors and consultant to the Company, which the defendant asserts is at least $5 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.   OTHER INFORMATION

        None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)Exhibits:

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 the Sarbanes-Oxley Act of 2002

   (b)Reports on Form 8-K:

          On May 29, 2003 the registrant filed a report on Form 8-K announcing the Company's financial results for the quarter ended April 30, 2003 by issuing a press release.

                                      * * *

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        FORGENT NETWORKS, INC.

June 16, 2003                                    By:    /s/ RICHARD N. SNYDER
                                                        -----------------------
                                                            Richard N. Snyder
                                                        Chief Executive Officer

                                                 By:    /s/ JAY C. PETERSON
                                                        -----------------------
                                                            Jay C. Peterson
                                                        Chief Financial Officer

                             FORGENT NETWORKS, INC.
                                 APRIL 30, 2003
                                 CERTIFICATIONS

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

                                                /s/ RICHARD N. SNYDER
                                                ---------------------------
                                                Richard N. Snyder
                                                Chief Executive Officer
                                                June 16, 2003

                             FORGENT NETWORKS, INC.
                                 APRIL 30, 2003
                                 CERTIFICATIONS

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

                                                /s/ JAY C. PETERSON
                                                --------------------------
                                                Jay C. Peterson
                                                Chief Financial Officer
                                                June 16, 2003

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002