Form 10-K
period 2003-07-31
FORGENT NETWORKS  INC
filed 2003-10-29
CIK 884144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2003

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

         Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

         The aggregate market value of the 18,981,324 shares of the registrant's Common Stock held by nonaffiliates on January 31, 2003 was approximately $30,749,744. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

         At October 21, 2003 there were 24,637,547 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Forgent Networks, Inc. ("Forgent" or "Company") is a provider of enterprise software solutions that enable organizations to schedule and manage their meeting environment effectively and efficiently. The Company has two main businesses - enterprise meeting automation software and professional services and intellectual property licensing.

         Forgent's ALLIANCE software suite is the industry's first enterprise meeting automation software that is a complete integration of powerful scheduling with rich media automation, driven from a common user interface, and consists of two main products: ALLIANCE SCHEDULER(TM) and ALLIANCE MEDIA MANAGER(TM). ALLIANCE SCHEDULER(TM) is a state-of-the-art scheduling application that extends the popular corporate calendaring tools, Microsoft Outlook(R) or Lotus Notes(R), to enable the scheduling of all aspects of a meeting - - adding facilities, rich media communications and other meeting services to their current scheduling capabilities. ALLIANCE MEDIA MANAGER(TM) automates rich media meetings by configuring and scheduling all media components of a conference with a single meeting request and provides continued monitoring of the media (audio, video and/or web conferencing) to detect and recover if problems occur. Combining these two functions into Forgent ALLIANCE creates a powerful self-contained suite for managing all aspects of a company's meeting environment. In addition to software license sales, the Company also offers software-related professional services to assist customers with software installation, deployment and any required customizations to tailor the software for a particular environment.

         In October 2003, Forgent acquired certain assets and the operations of Network Simplicity Software Inc. ("Network Simplicity"), a privately held provider of web-based scheduling solutions for the small to medium business market. Network Simplicity's flagship product, Meeting Room Manager (TM), is a scheduling application designed for the ease of use and rapid deployment across small to medium sized businesses and complements Forgent's current ALLIANCE software suite, which is focused on the high-end enterprises. This acquisition allows the Company to extend its current enterprise software product offerings and to expand its market opportunities into the small to medium business market.

         Forgent's intellectual property licensing business is derived from the Company's Patent Licensing Program. The Company's Patent Licensing Program is currently focused on generating license revenues related to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The Company's aggregate intellectual property licensing revenues, which were generated by the licensing of these patents, totaled over $80.0 million as of July 31, 2003. Other patents are currently being investigated for additional licensing opportunities, although none have been identified at this time.

         The Company was founded in 1985 as an early pioneer of manufacturing videoconferencing equipment. The Company sold its manufacturing products business in January 2002, shifting its focus from hardware manufacturing to enterprise software and services. Also during fiscal year 2002, Forgent sold its integration business, which designed and installed custom integrated visual communication systems primarily in meeting spaces of large corporations.

         During fiscal year 2003, the Company completed the divestiture of its videoconferencing hardware services business, devoting itself entirely to its enterprise meeting automation software and professional services business, as well as its intellectual property licensing business. As the Company has evolved, it has focused its efforts on managing the meeting environment, adding audio and web conferencing management to its deep understanding and expertise in videoconferencing. With its refocused efforts and resources, Forgent believes it is poised to provide the greatest opportunity for long-term success for the Company and its stockholders.

         In fiscal year 2003, Forgent succeeded in transforming the Company into an enterprise meeting automation software and professional services provider and a licensor of intellectual property. Forgent achieved several goals including: (1) grew total revenues by over 61%, (2) doubled its software and professional services revenue, (3) continued the success of its Patent Licensing Program, (4) launched its new flagship ALLIANCE software suite, (5) completed the divestiture of its videoconferencing hardware services business, and (6) strengthened its cash balances and working capital. Despite the current difficult economic business environment in which companies continue to minimize capital expenditures, these significant milestones are evidence that Forgent is executing its business strategy. Forgent's management team is focused on listening to its customers' needs and striving for excellent execution in satisfying those needs with creative products and solutions in order to advance the Company's financial results towards growth and continued profitability. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

INDUSTRY BACKGROUND

         The need for meeting management was born out of the need for companies to communicate in real-time. Meetings are a part of the fabric of an organization, and planning, executing and following up on meetings are often burdened with inefficiencies. In addition to making significant investments in technologies and human resources, organizations often have cobbled point solutions and/or manual processes together in order to schedule the various logistics required to have a meeting and ultimately to make a decision. As a result of these inefficiencies and piecemealed solutions, companies have introduced an array of products and services into the market that strive for collaboration among workers regardless of geographical location. Thus, the meeting environment has grown in complexity while the ability to assemble the key components required to meet has progressively deteriorated.

         In addition to these inefficiencies, rich media is increasingly being used to ease and enhance collaboration and is becoming significantly widespread in all types of organizations. The increased use of a variety of electronic and web-based technologies is being driven by the current economic climate, which is forcing companies to dramatically reduce administrative and operating expenses, such as travel, facilities costs, and other overhead expenses.

         Due to competitive pressures compelling companies to improve their critical business processes, the marketplace is witnessing a movement in which companies are re-examining opportunities for fundamental business improvement through the exploitation of technology in order to achieve a "real-time enterprise" status. According to Gartner, Inc., an industry analyst and research firm, a real-time enterprise is an enterprise that competes by using up-to-date information to remove delays in the management and execution of its critical business processes. Management believes that a significant portion of an organization's critical and costly business resources is tied up in planning, executing, or following-up on meetings. The related inefficiencies have a significant negative business impact, including decreased productivity, diffused communications, delayed decisions, and dampened momentum, thus ultimately undermining the organization's competitiveness.

         Leveraging off this movement in the marketplace, Forgent and its ALLIANCE software suite offer organizations a solution that provides significant benefits in improving their business meeting process in their pursuit of becoming a real-time enterprise. Forgent provides software solutions to enable companies to easily assemble all components of a meeting and automate the meeting technology, regardless of the medium chosen--audio, video, or a combination thereof and web conferencing in the near future. By streamlining the planning, execution and follow-up of the meeting process, Forgent helps reduce costs associated with the meeting environment, maximize return on investment in meeting technology, and increase productivity of those involved with meetings.

CORPORATE STRATEGY

         Forgent's focus is on providing software and services that enable enterprises to meet effectively and efficiently and the Company's goal is to become the market leader in the meeting management industry. With more than 11 million meetings occurring daily in the U.S. alone, companies spend vast amounts of resources and money to make these meetings happen. Unfortunately, the meeting environment is often burdened with inefficiencies in each phase of the meeting lifecycle--from planning to execution to follow-up.

         Forgent's mission with its enterprise software solutions is to increase the productivity and reduce the costs associated with organizations' meeting environments. The Company's enterprise meeting automation software products streamline the planning and execution of meetings such that people can work together and drive to decisions faster with increased efficiency. Forgent has emerged as a leading provider of meeting management solutions and plans to continue to enhance these products to extend its offerings beyond audio and video conferencing to include the management of other key media such as web conferencing. As the Company evolves and enhances its product offerings, it will continue to adhere to the following strategies:

     - remain vendor neutral such that regardless of the hardware or software brands, on-premise or service-based solutions that comprise an environment, Forgent supports the customers' environment of choice

     - develop industry-leading technology that improves the efficiency of the meeting environment

     - design software solutions that promote the ease of use, manageability and reliability of rich media

     -   design increasing levels of automation into its software solutions

     - partner with leading software and services providers to offer best-of-breed solutions

         Forgent's initial foray into the enterprise software space was focused on videoconferencing. This starting point was driven by the needs of the industry to have videoconferencing be more manageable, reliable and easier to use. Forgent has expanded this strategy beyond videoconferencing into management and automation of other rich media, including audio conferencing and soon to be web conferencing, with the same goals in mind -- to make the user's experience seamless in terms of planning, executing, and following up on the meeting.

         In addition to the Company's focus on enabling rich media to be used easily and reliably in any meeting, Forgent's strategy is to provide this capability through commonly used calendaring applications already proliferated in the enterprise. These platforms are typically Microsoft Outlook(R) and Lotus Notes(R). By building its capabilities into existing calendaring platforms, Forgent enables users the ability to self-service schedule and eliminates the need for costly and inefficient scheduling approaches.

         As the Company evolves its enterprise meeting automation solutions, it will look at all phases of the meeting lifecycle - planning, execution and follow-up - to determine potential areas for expansion of its software portfolio. Such expansion may be derived through further internal development of the Company's existing software products or through strategic acquisitions of companies with software products, which complement and further enhance Forgent's existing software portfolio.

         Forgent plans to continue efforts to grow its network consulting and software deployment and customization services. The Network Consulting Services include a wide range of planning activities, deployment services and post installation support from the Company's H.320 and H.323 videoconferencing experts who provide customers with operational, tactical and strategic options for their video networks. Forgent has developed its Software Deployment Services offering to assist customers who have licensed Forgent's software products, and need assistance installing and fully deploying the software. The Company intends to also continue its efforts to generate revenue from its world-class interoperability testing lab, which allows for real-world testing of video networking technology, regardless of brand. Forgent is the independent verification testing center for the Cisco Architecture for Voice and Video Integrated Data ("AVVID") Partner Program. Companies that want to be AVVID certified must go through Forgent's interoperability testing lab to gain that certification.

         In addition, Forgent intends to continue its efforts to derive revenue from its intellectual property licensing business in order to provide stability and serve as an internal source of funding for the Company's future growth. The Company's Patent Licensing Program is currently focused on generating license revenues related to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. Manufacturers, software product providers, and media services providers in various industries worldwide use data compression technology in their products, including digital cameras, certain video cameras, personal computers, printing devices, scanners, certain cell phones, rendering devices, and wireless devices. The licensing revenues generated by the `672 patent thus far relate to one-time intellectual property licensing agreements and the Company does not anticipate any additional intellectual property revenue from these companies. However, Forgent continues to actively seek new licenses and put more companies on notice by extending the `672 patent's global reach and broadening its field of use. Additionally, Forgent's Patent Licensing Program is currently investigating other patents for additional licensing opportunities, although none have been identified at this time.

         Management believes its in-depth and broad-scoped experience in providing enterprise meeting automation software and professional services strategically positions the Company to address the past limitations with rich media meeting environments in order to generate additional revenue. Management also believes its Patent Licensing Program has gained certain credibility based on the program's achievements during the 2002 and 2003 fiscal years and will continue to provide stability and increased growth in stockholder value. However, there can be no assurances that Forgent's strategy will be successful. Furthermore, if this strategy is successful, it is likely that other companies will attempt to duplicate this business model.

ENTERPRISE MEETING AUTOMATION SOFTWARE & PROFESSIONAL SERVICES

         Conferencing and collaboration has moved from unmanaged isolated devices in an unconnected world to a world of connected, monitored, scheduled and managed network of devices. As such, scheduling of meetings and conferences is a critical component of an enterprise software solution that facilitates collaboration. Businesses, government and educational institutions are recognizing the need to schedule capital resources such as audio, video and web events and meeting rooms. To address those requirements, organizations have begun to either create their own homegrown systems, adapt existing software applications to schedule rooms and equipment, or purchase stand-alone scheduling software applications. Understanding the meeting management industry's need for enterprise meeting automation software that provides increased levels of flexibility, robustness, and functionality for increasingly complex meeting environments due to the exponential growth of rich media, Forgent developed Forgent ALLIANCE ("ALLIANCE"), which was launched in July 2003. The ALLIANCE suite consists of two main products: ALLIANCE SCHEDULER(TM) and ALLIANCE MEDIA MANAGER(TM), each with optional add-on modules.

         ALLIANCE SCHEDULER(TM) ("SCHEDULER"), the enhanced product based on Forgent's Global Scheduling System or GSS, streamlines conference scheduling, reduces conflicts associated with complex meetings and empowers users to schedule meetings quickly, easily and without significant investment in additional training. SCHEDULER schedules rooms and all associated services such as equipment, facilities, technician support and catering. This robust scheduling capability augments existing calendaring applications such as Microsoft Outlook(R) and Lotus Notes(R) that are designed primarily to schedule people, as opposed to scheduling rooms and services. The organization benefits by augmenting a calendaring function that is already familiar to its employees, thus reducing timely and costly training efforts. Additionally, SCHEDULER is also accessible via the Internet to support remote users and meeting environments without access to Microsoft Outlook(R) or Lotus Notes(R). By providing employees with the ability to self-service schedule all aspects of a meeting, SCHEDULER reduces the dependence on centralized, and sometimes costly, scheduling resources.

         In addition to SCHEDULER, Forgent leveraged its long history in video network management to develop ALLIANCE MEDIA MANAGER(TM) ("MEDIA MANAGER"), its multi-vendor, multi-protocol media management platform based on Forgent's Video Network Platform or VNP. Ensuring interoperability, MEDIA MANAGER monitors and manages rich media communications and network devices from multiple vendors through a Common Operating Environment, and overcomes the ease-of-use, reliability and manageability problems that have plagued rich media communications. Its intuitive graphical user interface enables call administrators to easily configure calls, as well as constantly manage companies' audio and video devices, ensuring that the technologies work as required. MEDIA MANAGER further enhances the quality of service via real-time notifications and diagnostics of faults, and events and network alarms to alert network administrators before critical problems impact users. In addition, both SCHEDULER and MEDIA MANAGER offer robust reporting capabilities to allow companies to report on the cost of their meeting environments and monitor the return on their conferencing technologies.

         When used as an entire solution, ALLIANCE allows a user to schedule highly complex multi-participant, multi-time zone meetings and conferences, which are automatically launched on time and with quality, thus eliminating the need for administrative oversight of the conference. By combining the power of SCHEDULER, which allows corporations to schedule conflict-free meetings, with MEDIA MANAGER, which configures and launches conferences automatically, ALLIANCE saves a corporation valuable time and money by maximizing uptime and avoiding the costs of manually scheduling and managing meetings and conferences.

         As an extension of its enterprise software product offerings, Forgent also provides professional services including network consulting, customization, installation, training and comprehensive related services to support its software products throughout the planning, preparation, configuration and deployment processes. Helping companies meet the challenges of deploying new technologies across the enterprise, the Company's Network Consulting Services offer expert assistance in evaluating current and evolving network requirements including baseline audits, preparation of capacity plans, development of time-saving migration and implementation plans, and customized integration of Forgent's software with existing third-party applications or with customers' proprietary in-house applications. Forgent's Software Deployment Services provide dedicated engineers to oversee and manage the installation, configuration, and roll-out to assure the application is up and running optimally to maximize the customer's return on their investment. Additionally, Forgent offers its customers maintenance and support contracts that provide ready access to qualified support staff on a 24-hour, 7 days a week basis, software patches as necessary and upgrades to the Company's next software version without any additional costs.

         Forgent has developed and actively pursues strategic partnerships with various types of organizations throughout the information technology marketplace. Forgent has created both business and technology partnerships with systems integration companies, network design and deployment services companies, as well as rich media conferencing players, including Cisco. In addition to being an independent verification testing center for the Cisco AVVID Partner Program, Forgent joined the program as an IP Video Conferencing Solutions member in July 2003. The Cisco AVVID Partner Program sets criteria for interoperability testing by independent third parties and is a co-marketing program enabling leading product and services firms to deploy innovative e-business solutions. The program provides enterprise customers with information regarding Cisco AVVID Partner products and services that an independent testing facility has tested, verified and found to interoperate with Cisco networking technology. Since Forgent and Cisco support open, standards-based architecture and share a commitment to interoperable solutions, this partnership allows Forgent to extend customers' investment in their current Cisco network to work with Forgent's software solutions in order to drive rapid adoption of business-critical technologies. Forgent will continue to develop partnerships with other best-of-breed software and services companies to meet the wide-ranging needs of its customers.

         While management believes it has made substantial progress to date in introducing and deploying its software products and services, the Company's results to date have been limited, and there can be no assurance that Forgent will be successful in building a business around its enterprise meeting automation software and professional services. The Company has devoted, and will continue to devote, significant resources and infrastructure to support the development of this line of business. These costs have been and will continue to be incurred, regardless of whether the software products and services are accepted in the marketplace. If these software products and services are not accepted as anticipated, the Company's results from operations will be adversely affected.

INTELLECTUAL PROPERTY LICENSING

         The Company's Patent Licensing Program is currently focused on generating license revenues related to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. Manufacturers, software product providers, and media services providers in various industries worldwide use data compression technology in their products, including digital cameras, certain video cameras, personal computers, printing devices, scanners, certain cell phones, rendering devices, and wireless devices. Since the end of fiscal year 2003, Forgent has obtained additional license revenues and the Company is continuing to actively seek licenses with other users of its technology. Forgent's licensing program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies.

PRODUCT DEVELOPMENT

         Forgent's future success depends largely on its ability to develop innovative enterprise software solutions, enhance its current enterprise software products, and maintain technological competitiveness in order to remove the complexity in meeting environments and to satisfy an evolving range of customer requirements and needs. The Company's development team of skilled software developers, testers, and technical writers, all with significant experience, work closely with Forgent's sales and marketing departments to build products based on market requirements, customer feedback, and technical support needs. Additionally, the development team is responsible for exploring new applications and directions of its core technologies, as well as incorporating emerging technologies, to develop additional features for the Company's software products.

         During fiscal year 2003, the development team consolidated its operations at the Company's headquarters in Austin, Texas in order to increase efficiencies in design, coding, testing and support. An efficient and responsive software development process that relied on traditional and proven development methods, while avoiding unnecessary and time-consuming formalities was used. The technical staff was hired, trained and organized to build and deploy enterprise-class software of the highest quality, placing emphasis on issues related to reliability, scalability, performance and security.

         Fiscal year 2003 was a period of substantial accomplishment for Forgent as the development team created a unified platform for enterprise meeting automation management. Over twenty major and minor software releases were completed. The year culminated with the release of Forgent ALLIANCE, an integrated suite of products that provides unified scheduling, rich media automation, and management of meeting logistics to eliminate inefficiencies associated with the planning and execution of meetings, thus reducing meeting time and costs as well as potentially increasing productivity and expediting the decision making process.

         Forgent's research and development strategy is to continue to enhance ALLIANCE's functionality through new releases and new feature development to satisfy the meeting management requirements of its customers, including:

     - insuring that ALLIANCE meets the expectations of enterprise customers for quality, reliability, scalability and performance;

     - reducing the complexity and the resulting administrative costs through the use of automation and other ease-of-use features;

     - eliminating barriers to customer acceptance by integrating ALLIANCE with existing enterprise toolsets, such as Microsoft Outlook(R), IBM Lotus Notes(R), and Internet Explorer; and

     - maximizing customer investments in rich media by supporting emerging and legacy video, audio and web conferencing technologies.

         Despite the Company's best efforts, there can be no assurance that Forgent will complete its existing and future development efforts within the anticipated schedule or that new and enhanced software products will adequately meet the requirements of the marketplace and achieve market acceptance. Additionally, Forgent may experience difficulties that could delay or prevent the successful development or introduction of new or enhanced software products. In the case of acquiring new or complementary software products or technologies, the Company may not be able to unify the acquisitions into its current product line. Furthermore, despite extensive testing, errors may be found in the Company's new software products or releases after shipment, resulting in a diversion of development resources, increased service costs, loss of revenue and/or delay in market acceptance.

SALES AND DISTRIBUTION

         Forgent sells its enterprise meeting automation software and professional services principally through a direct sales force. The Company's software sales organization includes telemarketing, inside sales, pre-sales engineers and territory managers. This structure enables Forgent to have all critical functions aligned by territory to support the end-to-end selling process -- from prospecting, pre-sale, close, and post-sale customer account management. The Company supplements the efforts of its direct sales force with its Partner Program. By working with these partners, Forgent expands the reach of its direct sales force and gains access to key opportunities in major market segments.

         The Company has two distinct levels of partners in its Partner Program. The first level is the Premier Reseller Partner. Partners in this level are typically large firms specializing in total video integration projects. They contract to completely install the hardware, infrastructure and management software required for a complete videoconferencing system in a large company or government agency. The Company's contract with them allows the Premier Reseller Partner to resell the Company's products to the partner's end user customer as a part of a larger integration project. The Premier Reseller Partner commits to a minimum level of business per year with the Company, and for that commitment they receive a channel discount. The Company trains the Premier Reseller Partners to deal with all aspects of the sale and installation of the Company's software, which results in minimal costs of sales associated with these transactions. Currently, Forgent has the following active partners in its Premier Reseller Program - AVS, Inc., Dimension Data, Impact Europe, International Video Conferencing Incorporated, Planet Gov Inc., Pierce Technology Services, SPL, Inc., SYMETRIA, Technology Services, Inc., Utility Resource Association, Interactive Solutions, Inc., and York Telecommunications, Inc.

         The second level in the Company's Partner Program is the Preferred Referral Partner. From time to time, as a by-product of the Preferred Referral Partners' normal business activities, they become aware of customer needs where the Company's products may provide value. A Preferred Referral Partner provides the Company with the name and particular information about this type of customer and their needs as a sales lead. If the Company accepts the sales lead, registers it for a particular Preferred Referral Partner, and subsequently closes a deal as a direct result of such a lead, the Company will pay the Preferred Referral Partner a sales lead referral fee. The Preferred Referral Partners make minimal best-efforts commitments to business volumes. These partners receive minimal sales training to familiarize them with the Company's products, which results in only a negligible reduction in the Company's cost of sales. Currently Forgent has the following active partners in its Preferred Referral Partner Program - ISI, Signet, Spectel, Swiderski Electronics, TKO, Inc., and The Selerity Group, all of which have experience in selling and supporting videoconferencing and communications solutions in commercial, educational and/or government accounts.

COMPETITION

         As the Company has refined its offerings to focus on solving the enterprise meeting automation problems within the meeting management space, the competitive landscape in which Forgent finds itself has further evolved in the last year. Forgent now evaluates its software products against a range of individual products that provide some portion of the enterprise meeting automation solution. Forgent's strength is its ability to provide a complete vendor-neutral enterprise software solution for scheduling and managing all the physical resources such as rooms, equipment, technicians, etc. as well as rich media resources including audio conferences, videoconferences, and eventually web conferences from a single scheduling interface across large corporate meeting environments. Corporations can choose from Microsoft Outlook(R), Lotus Notes(R), a browser-based web interface or a combination of these.

         A category of competitors is personal calendaring applications such as Microsoft Outlook(R) and Lotus Notes(R). Though these products reside on over 80% of corporate desktops, they only solve the problems of sending meeting invitations via email, creating personal calendars and to some degree reserving rooms, which are modeled as mailboxes, for meetings at a rudimentary level. While effective in smaller, localized organizations, global companies find the lack of scheduling rules, organizational views, and security to be critical deficits.

         Another category of competitors is point schedulers that include vendor specific and homegrown tools that corporations have purchased or created to solve each individual scheduling problem in isolation of other problems. There are a number of room schedulers, audio conference schedulers, equipment tracking tools, and videoconference scheduling tools, each with its unique interface, training needs and requirement to know which devices or services are being requested to function effectively. These tools provide a rich set of detailed diagnostics but offer little in the way of end-to-end scheduling and management of true multi-vendor equipment environments, particularly across audio, video and web technologies.

         Forgent has effectively delivered a unified scheduling and rich media platform that ties all these tools and technologies into a single powerful enterprise meeting automation solution. Management believes that no other product in the market schedules meetings through the two market leading desktop calendaring interfaces and spans the market leading video vendors and audio vendors, with leading web conferencing vendors to be added soon. As a result, the control, reporting, and conference utilization details available through ALLIANCE are unparalleled in the marketplace. Corporations value the unification of all the individual tools and applications into single enterprise solution for managing their most important assets - their meeting workforce and the decisions resulting from successful meetings.

MARKETING

         Forgent has developed a comprehensive integrated marketing plan for promoting its enterprise meeting automation software and professional services throughout the United States and Europe. The integrated elements include a mix of demand generation, public relations, industry analyst relations, investor relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from the Company's key stakeholders and target audiences.

         Particular diligence has been paid to the marketing efforts building up to, and surrounding, the launch of Forgent's ALLIANCE software suite. Enterprise meeting automation is an emerging space and particular attention has been paid to educating the appropriate audiences regarding these solutions. Focus has been placed on developing and communicating clear and concise messages regarding Forgent's enterprise meeting automation software to shareholders, customers, prospects, and targeted technical and business media. The messages reinforce the fundamental aspect of the Company's strategy, which is to build a software business while generating revenue from its intellectual property to provide stability and support the growth of the software business.

         Marketing efforts are targeted at Fortune 2000 and Global 1000 enterprises for which meetings are a critical part of the business process either due to a large meeting workforce, a geographically diverse workforce (i.e. many corporate offices), and/or organizations that drive revenue as a result of meetings. Some key industries that closely fit this description include the Banking and Financial Services, Pharmaceutical, Legal, and Government sectors. In addition, target prospects are those that have or intend to have a decentralized scheduling business model and use the standard calendaring applications Microsoft Outlook(R) or Lotus Notes(R).

         The Company revamped the look and feel of its corporate web site and collateral to reflect the focus on its ALLIANCE software suite and streamlined information for readers. In particular, the web site plays an important role in providing audiences with the most up-to-date and accurate information available on the Company's business, its products and services, successes, trends and issues the Company faces.

PATENTS AND TRADEMARKS

         The United States Patent and Trademark Office has issued the Company 42 patents related to enterprise meeting automation, videoconferencing, data compression, video mail, and other technologies developed or acquired by Forgent. These patents comprise Forgent's intellectual property portfolio. Forgent currently has 44 patent applications filed with the U.S. Patent and Trademark Office. Forgent anticipates filing several additional patent applications during fiscal 2004 to protect its intellectual property.

         To date, the Company has signed several license agreements with international consumer and commercial electronics firms, including Sony Corporation. The license agreements relate to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 that will expire in October 2006 and its foreign counterparts that will expire in September 2007. Manufacturers, software product providers, and media services providers in various industries worldwide use data compression technology in their products, including digital cameras, certain video cameras, personal computers, printing devices, scanners, certain cell phones, rendering devices, and wireless devices. The Company's aggregate intellectual property licensing revenues, which were generated by the licensing of these patents, totaled over $80.0 million as of July 31, 2003. Since the end of fiscal 2003, Forgent has obtained additional license revenues and the Company is continuing to actively seek to license other users of its technology. Although management anticipates signing more patent license agreements with other companies from various industries, there can be no assurance the additional licenses can be obtained or, if obtained, that any new license agreements will be on similar or favorable terms.

         There can be no assurance that the pending patents will be issued or that issued patents can be defended successfully. However, other than with respect to U.S. Patent No. 4,698,672 and its foreign counterparts, Forgent does not consider patent protection crucial to its success. Management believes that, due to the rapid pace of technological change in the industry, legal protection for its products is less significant than factors such as Forgent's use of an open architecture, the success of its distribution strategy, the ongoing product innovation and the knowledge, ability and experience of its employees. Forgent retained all patents related to its discontinued products, integration and videoconferencing hardware services businesses sold during fiscal years 2002 and 2003.

         Most recently, the United States Patent and Trademark Office awarded Forgent patents for its System and Method for Video Call Configuration and Scheduling, System and Method for Managing Streaming Data, and System and Method for Routing Video Calls. These patents are technologies that automatically program and launch resources necessary for videoconferencing, economically broadcast the contents of significant video calls to viewers on an internal network or via the Internet, and automatically configure the most reliable and efficient routes available for video calls. Forgent's recently issued patents provide further evidence of Forgent's commitment to delivering leading edge technologies to satisfy the needs of the meeting management industry.

         Registrations for the "ALLIANCE SCHEDULER," and "ALLIANCE MEDIA MANAGER" trademarks are currently pending in the United States. Management plans to re-register for the trademark "Forgent" under its current business practices in the United States as well as abroad. The Company was issued trademarks and service marks by the U.S. Patent and Trademark Office and by certain foreign countries and entities covering the "VTEL" mark and the "VTEL" logo. These trademarks and service marks were sold to VTEL Products Corporation as part of the sale of the products business segment.

EMPLOYEES

         As of July 31, 2003, Forgent had 98 employees in the following departments:

                                                        NUMBER OF
                      FUNCTION                          EMPLOYEES
                      --------                          ---------
Sales and marketing .................................          38
Research and development ............................          39
Finance, human resources and administration .........          21
                                                        ---------
TOTAL ...............................................          98
                                                        =========

         As the Company continues to evolve its business strategy, Forgent's workforce is continually evaluated and adjusted accordingly - both in number and composition. Forgent believes it retains the appropriate management team and employees to fully implement its business strategy. None of the Company's employees are represented by a collective bargaining agreement. Forgent has not experienced any work stoppages and considers its relations with its employees to be good.

         On October 6, 2003, Forgent acquired certain assets and the operations of Network Simplicity Software Inc. ("Network Simplicity"), a privately held provider of web-based scheduling solutions for the small to medium business market. As a result of this acquisition, Forgent's workforce grew by 10 employees: five employees are in sales and marketing, three employees are in research and development; and two employees are in administration. The founder of Network Simplicity now serves as Forgent's Vice-President - Network Simplicity, and the Network Simplicity workforce will remain based in Richmond, British Columbia, Canada.

         The future performance of the Company depends largely on its continuing ability to attract, train and retain highly qualified technical, sales, service, marketing and managerial personnel. Forgent's development, management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. The Company uses incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees and generally does not have employment agreements with key management personnel or technical employees. Forgent's future success is dependent upon its ability to effectively attract, retain, train, motivate and manage its employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Forgent's key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICERS

         Forgent's executive officers are as follows:

         Richard N. Snyder, age 59, joined the Company's Board of Directors in December of 1997 and became Chairman of the Board in March 2000. In June 2001 Mr. Snyder was named Forgent's President and Chief Executive Officer. Mr. Snyder has over 27 years of senior management experience, including Founder and Chief Executive Officer at Corum Cove Consulting, LLC, Senior Vice President of Worldwide Sales, Marketing, Service and Support at Compaq Computer Corporation, and Group General Manager at Hewlett-Packard. Mr. Snyder received a Masters in Business Administration from Saint Mary's College and a Bachelor of Science from Southern Illinois University.

         Jay C. Peterson, age 46, joined the Company in September 1995 as Manager of Corporate Planning and has served as Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at Dell Computer Corporation and held various financial positions during 11 years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration and a Bachelor of Arts in Economics from the University of Wisconsin.

         Kenneth A. Kalinoski, age 43, joined the Company in February 2001 as Vice-President - Development, currently serves as Chief Technology Officer, and is responsible for all aspects of technology for the Company. Mr. Kalinoski's previous 19-year career focused on client/server and communications technology. He was the founder, company officer, and Vice-President of Development at Netpliance from February 1999 to January 2001 and was responsible for delivering the first information appliance to the consumer marketplace. Prior to that, Mr. Kalinoski spent 17 years at IBM and held multiple management positions, including director of IBM PC Systems and Licensing (1998), program director of AIX Development from January 1993 to 1995, and program director of IBM Multimedia Systems 1995-1997. Mr. Kalinoski received a Masters in Computer Engineering from State University of New York, and a Bachelor of Science from Wilkes University and currently holds five patents.

         H. Russell Caccamisi, age 54, joined the Company in September 2002 as Senior Vice President of Sales, responsible for worldwide sales of all software and software-related services. Mr. Caccamisi has over 31 years of experience in sales, marketing, and management, including Executive Vice President at productmarketing.com from June 1999 to February 2001, President and Chief Executive Officer at Reliant Data Systems from June 1996 to February 1999, Vice President of Marketing at Tivoli Systems, Vice President of Worldwide Marketing at BMC Software, Vice President of Sales and Marketing at System One Corporation, and numerous sales and management positions at IBM Corporation. Mr. Caccamisi received a Bachelor of Arts from Mississippi State University.

ITEM 2.  PROPERTIES

         Forgent's headquarters, product development, and sales and marketing facility lease approximately 137,000 square feet in Austin, Texas under a lease that expires in March 2013. As a result of the sale of the products business segment during fiscal year 2002, 52,000 square feet of this space was vacated by the VTEL group. Additionally, Forgent had existing unoccupied leased space inventory due to the downsizing of the Company on account of past restructurings. Therefore, during the 2002 fiscal year, Forgent actively engaged in subleasing its available area but incurred a charge of $2.0 million related to these lease impairments. During fiscal year 2003, Forgent was able to sublease the vacated space quicker than originally anticipated; however, the rates on the subleases were considerably less than originally anticipated due to current depressed market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $0.5 million. As of July 31, 2003, Forgent had $0.9 million recorded as a liability on the Consolidated Balance Sheet related to its Wild Basin property. Currently, the Company occupies approximately 49,000 square feet, subleases approximately 81,000 square feet and anticipates continuing to sublease the remaining under-utilized space.

         Forgent's discontinued integration and videoconferencing hardware services businesses occupy a facility of approximately 41,000 square feet in the King of Prussia, Pennsylvania, which is leased through June 2006. As a result of the sale of Forgent's integration business during fiscal year 2002, approximately 19% of the total lease space was subleased to SPL Integrated Solutions ("SPL"). As a result of the sale of Forgent's videoconferencing hardware services business to an affiliate of Gores Technology Group ("Gores") in fiscal year 2003, approximately 37% of the total lease space was subleased to Gores. SPL, Gores, and another subtenant sublease 100% of the total lease space. However, in October 2003, SPL's sublease terminated and the subtenant vacated its leased space. Therefore, management calculated the economic value of the lost sublease rental income and recorded in discontinued operations a one-time charge of $0.5 million for the lease impairment related to its Pennsylvania facility. Management anticipates continuing to attempt to sublease the under-utilized space vacated by SPL.

         Related to the sale of the Company's videoconferencing hardware services business, Forgent assigned its lease for approximately 6,000 square feet of office space in Kennesaw, Georgia to Gores. This office space was utilized as a sales office for the videoconferencing hardware services business. Additionally, in November 2002, the GSS development operations in Atlanta, Georgia, were relocated to Forgent's headquarters in Austin, Texas. Management was unable to sublease the vacated space of approximately 1,000 square feet and consequently, recorded an impairment charge of $21 thousand for the year ended July 31, 2003.

         The Company currently holds additional office space in Houston, Texas, Melville, New York, McLean, Virginia, and London, England. With the acquisition of Network Simplicity Software Inc. in October 2003, Forgent now holds office space in Richmond, British Columbia, Canada. Management believes that the facility in Austin, Texas is adequate to meet Forgent's current requirements and can accommodate further physical expansion of corporate and development operations, as well as additional sales and marketing offices.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition or results of operations. With the exception of the proceedings described in the next paragraph, none of the pending legal proceedings to which the Company is a party involves claims for damages in excess of 10% of the Company's current assets for the period covered by this report.

         In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company's Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserts is at least $5.0 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 3, 2003, an annual meeting of the stockholders was held in Austin, Texas, whereby the shareholders voted on the following proposals:

1. Proposal to elect six directors to the board of directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders voted to approve the proposal by the following vote:

     NOMINEE                           FOR                 WITHHELD
Richard N. Snyder                   23,825,260             291,427
Richard Agnich                      23,843,906             272,781
Kathleen A. Cote                    23,838,275             278,412
Lou Mazzuccheli                     23,649,143             467,544
Ray Miles                           23,843,506             273,181
James H. Wells                      23,651,715             464,972

2. Proposal to approve the sale of substantially all of the assets used in the operation of the Company's videoconferencing hardware services business. The stockholders voted to approve the proposal by the following vote:

    FOR                      AGAINST                   ABSTAIN           BROKER NON-VOTES
12,796,885                   270,258                    99,333              10,950,211

3. Proposal to ratify the board of directors' appointment of Ernst & Young LLP, independent accountants, as the Company's independent auditors for the year ending July 31, 2003. The stockholders voted to approve the proposal by the following vote:

    FOR                      AGAINST                   ABSTAIN           BROKER NON-VOTES
23,899,419                   122,616                    94,652                  --

4. Proposal to approve an adjournment or postponement of the annual meeting, in order to solicit additional proxies, to such time and place as designated by the presiding officer of the meeting. The stockholders voted to approve the proposal by the following vote:

    FOR                     AGAINST                    ABSTAIN           BROKER NON-VOTES
22,972,761                 1,025,684                   118,242                  --

5. Proposal to transact such other business as may properly come before the meeting or any adjournment thereof. The stockholders voted to approve the proposal by the following vote:

    FOR                     AGAINST                    ABSTAIN           BROKER NON-VOTES
22,672,965                 1,177,166                   266,556                  --

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         Starting June 1, 2001, Forgent's common stock has been traded in the NASDAQ-National Market System under the symbol "FORG." Previously, the Company's common stock was traded under the symbol "VTEL." The following table sets forth the range of high and low intra-day prices for each fiscal quarter of 2003 and 2002:

                     FISCAL YEAR           FISCAL YEAR
                        2003                  2002
                  -----------------     -----------------
                   HIGH       LOW        HIGH        LOW
1st Quarter       $ 3.25     $ 1.62     $ 4.19     $ 0.80
2nd Quarter       $ 1.90     $ 1.12     $ 4.70     $ 2.25
3rd Quarter       $ 2.64     $ 1.35     $ 3.93     $ 1.76
4th Quarter       $ 4.51     $ 1.02     $ 5.67     $ 2.65

         The Company has not paid cash dividends on its common stock and presently intends to continue a policy of retaining earnings for reinvestment in its business.

         On October 21, 2003, Forgent's common stock closed at $2.72 on the NASDAQ. At that date there were approximately 12,682 stockholders of record of the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth consolidated financial data for Forgent as of the dates and for the periods indicated. The selected consolidated balance sheet data as of July 31, 2002 and 2003 and the selected consolidated operations data for the years ended July 31, 2001, 2002, and 2003 have been derived from the audited consolidated financial statements of Forgent included elsewhere in this Report. The selected consolidated balance sheet data as of July 31, 1999, 2000 and 2001 and the selected consolidated operations data for the year ended July 31, 1999 and 2000 have been derived from the audited consolidated financial statements of Forgent not included in this Report.

         The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of Forgent, and the notes to those statements included elsewhere in this Report. The information set forth below is not necessarily indicative of the results of future operations.

                                                                   FOR THE YEARS ENDED JULY 31,
                                                ------------------------------------------------------------------
                                                 1999(a)        2000(b)      2001(c)       2002(d)       2003(e)
                                                ----------    ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Network software & service revenues .......   $       --    $       --    $       --    $    2,236    $    4,363
  Technology licensing revenues .............           --            --            --        31,150        48,935
  Other revenues ............................           --            --           103            --           566
  Gross margin ..............................           --            --          (273)       14,654        25,558
  (Loss) income from continuing operations ..           --        27,236        (5,010)       (3,247)        9,375
  Loss from discontinued operations .........      (15,565)      (24,939)      (27,530)       (2,856)       (1,355)
  Net (loss) income .........................      (15,565)        2,297       (32,540)       (6,103)        8,020
INCOME (LOSS) PER COMMON SHARE:
  Basic (loss) income from continuing
    operations ..............................           --          1.11         (0.20)        (0.13)         0.38
  Diluted (loss) income from continuing
     operations .............................           --          1.09         (0.20)        (0.13)         0.37
  Basic (loss) income from discontinued
    Operations ..............................        (0.66)        (1.02)        (1.11)        (0.12)        (0.05)
  Diluted (loss) income from
    discontinued  operations.................        (0.66)        (1.00)        (1.11)        (0.12)        (0.05)
  Basic net (loss) income ...................        (0.66)          .09         (1.31)        (0.25)         0.33
  Diluted net (loss) income .................        (0.66)          .09         (1.31)        (0.25)         0.32
BALANCE SHEET DATA:
  Working capital ...........................   $   18,913    $   45,142    $   19,324    $   13,286    $   28,866
  Total assets ..............................      107,427       106,436        56,205        42,578        47,249
  Long-term liabilities .....................       13,625         2,140         1,365         1,983         1,869
  Stockholders' equity ......................       68,019        82,661        41,622        32,278        39,254

(a) Net loss for the year ended July 31, 1999 includes expense for restructuring totaling $3.1 million.

(b) Net income for the year ended July 31, 2000 includes a non-recurring gain of $44.5 million and an expense for the write-down of impaired assets of $14.1 million.

(c) Net loss for the year ended July 31, 2001 includes an expense of $4.0 million for the impairment of certain assets and transaction expenses in anticipation of a segment sale and expenses for restructuring totaling $1.7 million.

(d) Net loss for the year ended July 31, 2002 includes an expense of $6.0 million for the reserve of the notes receivable from VTEL Products Corporation and an expense of $4.4 million for the impairment of certain assets.

(e) Net income for the year ended July 31, 2003 includes an expense of $1.1 million for the impairment of certain assets and an expense of $2.0 million for transaction expenses and loss on the disposal of a segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULT OF OPERATIONS

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent's consolidated statements of operations:

                                                         FOR THE YEARS ENDED JULY 31,
                                                      2001          2002           2003
                                                      ----          ----           ----
Software & professional services revenues.......          --%        6.7%           8.1%
Intellectual property licensing revenues........          --        93.3 (1)       90.8 (2)
Other revenues..................................       100.0          --            1.1
Gross margin....................................      (265.0)       43.9           47.4
Selling, general and administrative.............     2,732.0        25.5           20.4
Research and development........................     7,222.3         9.6            7.2
Impairment of assets............................     1,113.6        24.1            2.1
Amortization of intangible assets...............       141.7          --             --
Total operating expenses........................    11,209.7        59.2           29.7
Other income (expenses), net....................     6,315.5         5.0           (0.1)
(Loss) income from continuing operations........    (4,864.1)       (9.7)          17.4
(Loss) from discontinued operations.............   (26,728.2)       (8.6)          (2.5)
Net (loss) income...............................   (31,592.2)%     (18.3)%         14.9%

FOR THE YEARS ENDED JULY 31, 2001, 2002, AND 2003

REVENUES

         Consolidated revenues were $0.1 million in fiscal year 2001, $33.4 million in fiscal year 2002, and $53.9 million in fiscal year 2003. The increases were $33.3 million from 2001 to 2002 and $20.5 million from 2002 to 2003. The increases were 32,313.6% for 2002 and 61.3% for 2003. Consolidated revenues represent the combined revenues including sale of Forgent's enterprise meeting automation software, software customization, installation and training, network consulting, hardware, software maintenance services, and other comprehensive professional services as well as royalties received from licensing the Company's intellectual property. Consolidated revenues do not include any revenues from Forgent's discontinued products business, which manufactured and sold videoconferencing endpoint systems, the Company's discontinued integration business, which provided customized videoconferencing solutions, or the Company's discontinued videoconferencing hardware services business, which provided hardware maintenance, installation, technical support and resident engineer services (see Note 3, in the accompanying financial statements).

         Software and professional services revenues were $0.0 million in fiscal year 2001, $2.2 million in fiscal year 2002, and $4.4 million in fiscal year 2003. The increases were $2.2 million from 2001 to 2002 and $2.2 million, or 95.1% from 2002 to 2003. Software and professional services revenues represent 0.0%, 6.7%, and 8.1% of total revenues for the years ended July 31, 2001, 2002 and 2003, respectively. Revenues from this line of business include sales of Forgent's Video Network Platform ("VNP"), Global Scheduling System ("GSS"), and VideoWorks, which is a bundling of Forgent's software products and may include hardware, depending on customer preference. Also included are professional services, software maintenance and royalties. VNP is an enterprise-class network management software product designed to monitor and manage multi-protocol, multi-vendor video networks from a central location, thus improving ease-of-use, reliability, and manageability of video communications. GSS is a web-based scheduling application that helps organizations plan, execute, and manage their meeting environments effectively and efficiently. Forgent's professional services include add-on software customization, installation and training, and network consulting services to evaluate and analyze customers' networks as well as to test networks for manageability, interoperability, and optimum connectivity.

         The increase in software and professional services revenues for the year ended July 31, 2003, as compared to the year ended July 31, 2002, is due to the Company gaining momentum with its software products in the marketplace. As the 2003 fiscal year progressed, sales were focused on large enterprises in certain industries, predominantly Banking and Financial Services, Pharmaceutical, Legal, and Government and included customers such as Berkely National Labs, BMW Group, Kent State University, Florida State Supreme Court, U.S. Department of Energy ESnet, U.S. Department of Justice - - Bureau of Prisons, and Wilson Sonsini Goodrich & Rosati. Based on customer feedback, Forgent expanded the functionalities of its VNP and GSS software to develop its new flagship product, Forgent ALLIANCE ("ALLIANCE"), which was introduced in July 2003. In addition to existing customers upgrading their VNP and GSS software and prospects using the software on a trial basis, several new customers have installed approximately 20 installations of ALLIANCE in the marketplace, representing hundreds of rooms and thousands of users. Furthermore, in October 2003, Forgent acquired the assets and operations of Network Simplicity Software Inc. ("Network Simplicity"), including its flagship product, Meeting Room Manager(TM), which is a scheduling application for small to medium sized businesses. Based on the initial success of ALLIANCE and the acquisition of Network Simplicity, management anticipates software and professional services revenues to increase during the 2004 fiscal year.

         Intellectual property licensing revenues were $0.0 million in fiscal year 2001, $31.2 million in fiscal year 2002, and $48.9 million in fiscal year 2003. The increases were $31.2 million from 2001 to 2002 and $17.7 million, or 57.1% from 2002 to 2003. Intellectual property licensing revenues represent 0.0%, 93.3%, and 90.8% of total revenues for the years ended July 31, 2001, 2002 and 2003, respectively. The Company began realizing revenue from its Patent Licensing Program during fiscal year 2002 and over the past six consecutive quarters has achieved over $80.0 million in aggregate revenues generated from international consumer and commercial electronics firms in Japan, South Korea, and the United States and cover several fields of use including printing devices, scanners, personal computers, digital cameras, certain video cameras, certain cell phones, rendering software and other technologies. These licensing revenues relate to one-time intellectual property licensing agreements with companies for Forgent's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The Company does not anticipate any additional intellectual property revenue from these companies but it continues to actively seek new licenses and put more companies on notice by extending the `672 patent's global reach and broadening its field of use. As of July 31, 2003, the Company had $8.3 million in accounts receivable related to its intellectual property licensing revenues generated during the fourth fiscal quarter. Management anticipates collecting these receivables during the first quarter of fiscal year 2004.

         Although there continues to be uncertainties and risks related to the Company's Patent Licensing Program, management anticipates generating revenues from its intellectual property licensing segment during fiscal year 2004 as well as fiscal year 2005. Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the intellectual property licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies.

         Other revenues were $0.1 million in fiscal year 2001, $0.0 million in fiscal year 2002, and $0.6 million in fiscal year 2003. The decrease was $0.1 million, or 100.0% from 2001 to 2002 and the increase was $0.6 million from 2002 to 2003. Other revenues represent 100.0%, 0.0%, and 1.1% of total revenues for the years ended July 31, 2001, 2002 and 2003, respectively. During the year ended July 31, 2003, the Company subcontracted several integration projects to SPL Integrated Solutions ("SPL"), which had purchased Forgent's integration business during fiscal year 2002. As a result of these subcontracts, Forgent recorded $0.6 million in other revenue during the 2003 fiscal year. During the year ended July 31, 2001, ArticuLearn(TM), the Company's internet subsidiary that provided e-learning portals in a web environment for commercial and educational businesses, generated $0.1 million in other revenues. ArticuLearn's operations were terminated as of June 30, 2001. Management does not anticipate any further revenue streams from either sources in future periods.

GROSS MARGIN

         Consolidated gross margins were ($0.3) million in fiscal year 2001, $14.6 million in fiscal year 2002, and $25.5 million in fiscal year 2003. The increases were $14.9 million from 2001 to 2002 and $10.9 million from 2002 to 2003. The increases were 5,467.8% for 2002 and 74.4% for 2003. Consolidated gross margin percentages were (265.0%) for fiscal 2001, 43.9% for fiscal 2002, and 47.4% for fiscal 2003.

         The $10.9 million increase in gross margin, as well as the related increase in gross margin as a percentage of total revenues, for the year ended July 31, 2003, is due primarily to the $8.0 million increase in gross margin resulting from the patent license agreements obtained during fiscal year 2003. Similarly, the $14.9 million increase in gross margin, as well as the related increase in gross margin as a percentage of total revenues, for the year ended July 31, 2002, is due primarily to the $16.5 million gross margin resulting from the patent license agreements obtained during fiscal year 2002. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. The contingent legal fees are based on a percentage of the licensing revenues received on signed agreements and are paid to Jenkens & Gilchrist, P.C. ("Jenkens & Gilchrist"), a national law firm. The percentage payment to Jenkens & Gilchrist was set based on a sliding scale that began during the quarter ended April 30, 2002 at 35% and increased to 50% based on the aggregate recoveries achieved. Future percentage payments will be 50% of license receipts per the agreement with Jenkens & Gilchrist. Because of the inherent risks in technology licensing, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent's foreign counterparts, total gross margins could be adversely affected in the future if licensing revenues decline.

         The Company's OnScreen24(TM) operations, which were folded back into Forgent's core operations in January 2001, developed a video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback. Initially, management intended to leverage these efforts and further develop this technology as an added feature to its VNP software. Based upon customer feedback regarding the VNP software during fiscal year 2002, customers did not need advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks were performing. Therefore, management determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with the video streaming technology was impaired during the year ended July 31, 2002. This impairment represented 58.7% of the software and professional services' cost of sales during fiscal 2002. Of the remaining $1.7 million cost of sales in fiscal 2002, 64.3% of the costs associated with the software and professional services business resulted from the amortization of the Company's capitalized software development costs and labor. Similarly, approximately 61.7% of the software and professional services cost of sales during the year ended July 31, 2003 resulted from the amortization of the Company's capitalized software development costs and labor. Since the cost of sales from this line of business is relatively fixed, decreases in software and professional services revenues could adversely affect total gross margins.

         The cost of sales associated with other revenues during the year ended July 31, 2003 relate to the costs incurred to complete the Company's remaining integration projects. The gross margin for the integration projects during fiscal year 2003 was 12.2%. The cost of sales associated with other revenues during the year ended July 31, 2001 relate to the costs incurred by ArticuLearn(TM), which resulted in a negative gross margin of 265.0%. Since Forgent no longer has any remaining integration projects as of July 31, 2003 and since ArticuLearn's operations were terminated as of June 30, 2001, the low and negative gross margins from these lines of business will not affect the Company's financial results in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses were $2.8 million in fiscal year 2001, $8.5 million in fiscal year 2002, and $11.0 million in fiscal year 2003. The increases were $5.7 million from 2001 to 2002 and $2.5 million from 2002 to 2003. The increases were 202.7% for 2002 and 29.3% for 2003. SG&A expenses were 2,732.0%, 25.5% and 20.4% of total revenues for the years ended July 31, 2001, 2002, and 2003, respectively.

         During the year ended July 31, 2003, SG&A expenses increased $2.5 million. Approximately 69.1% of this increase is due to Forgent's Patent Licensing Program incurring additional consulting expenses, national and international travel expenses, and other associated expenses as compared to the year ending July 31, 2002. In view of the expanded scope of the Patent License Program and correspondingly, the increased effort involved to grow licensing revenues, management anticipates additional expenses to be incurred related to obtaining additional licensing revenues from the Patent Licensing Program. Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with the pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the intellectual property licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, Forgent increased spending related to the ramp-up efforts in the sales organization and the launch of its new flagship Forgent ALLIANCE product. These additional expenditures largely account for the remaining 30.9% of the increase during the 2003 fiscal year.

         During the year ended July 31, 2002, SG&A expenses increased $5.7 million. The $5.7 million increase is due to $8.5 million of SG&A expenses incurred by the software and professional services and intellectual property licensing businesses during the year ended July 31, 2002. This increase was offset by a $2.8 million decrease in SG&A expenses incurred by the Company's Internet ventures, which were terminated during fiscal year 2001. The SG&A expenses incurred by Forgent's discontinued products, integration and videoconferencing hardware services businesses during fiscal years 2001, 2002, and 2003 were reported as part of the loss on discontinued operations on the Company's Consolidated Statements of Operations.

         With the introduction of Forgent ALLIANCE in July 2003 and the acquisition of Network Simplicity in October 2003, management anticipates increased marketing expenses in order to heighten market awareness of the Company's enterprise meeting automation solutions. In order to focus on the sales efforts, Forgent will segment its customers, improve its professional direct sales force, and continue partnering with world-class companies. Management will monitor expenses related to the Company's sales organization and make adjustments, if necessary, to its sales capabilities to support the sale of its software products. Forgent will continue, however, to endeavor to further decrease any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company without impacting the Company's ability to engage with its customers.

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") expenses were $7.4 million in fiscal year 2001, $3.2 million in fiscal year 2002, and $3.8 million in fiscal year 2003. The decrease was $4.2 million from 2001 to 2002 and the increase was $0.6 million from 2002 to 2003. This was a decrease of 56.8% for 2002 and an increase of 20.5% for 2003. R&D expenses were 7,222.3%, 9.6%, and 7.2% of total revenues for the years ended July 31, 2001, 2002, and 2003, respectively.

         The Company created two subsidiaries focused on the development and delivery of visual communication products and services over the Internet. OnScreen24(TM) was comprised primarily of Forgent research and development engineers who developed visual communication delivery products for use over the Internet. ArticuLearn(TM) created and managed custom e-learning portals that enabled organizations to create, deliver and manage their learning content directly online as well as offered various professional services to assist organizations in the production of their web-based learning content. During the year ended July 31, 2001, the Company's two Internet subsidiaries incurred $5.1 million in R&D expenses. In fiscal year 2001, management determined the products and services provided by its Internet ventures were not critical to the Company's corporate strategy and thus terminated these operations, which primarily accounts for the decrease in the Company's total research and development expenses between 2001 and 2002. The Company believes that this reduction in research and development expenses has no material effect on its competitive stature and new product and technology development in its core lines of business. Without the effects of the Internet ventures, the Company incurred $2.3 million, $3.2 million, and $3.9 million in R&D expenses during fiscal years 2001, 2002 and 2003, respectively, and these expenses are related to the development of Forgent's enterprise meeting automation software.

         Leveraging its expertise in videoconferencing, the Company developed an enterprise software product for video network management. Forgent has since evolved beyond this single focus to address management of meeting environments. Based on customer feedback, Forgent expanded the functionalities of its award-winning VNP and GSS products and developed its new flagship product, Forgent ALLIANCE. ALLIANCE is an enterprise meeting automation solution that provides unified scheduling, rich media automation, and management of meeting logistics to eliminate inefficiencies associated with the planning and execution of meetings, thus reducing meeting time and costs as well as potentially increasing productivity and expediting the decision making process. The ALLIANCE software suite consists of two main products, ALLIANCE SCHEDULER(TM) ("SCHEDULER") and ALLIANCE MEDIA MANAGER(TM) ("MEDIA MANAGER"), each with optional add-on modules. SCHEDULER replaces multiple point scheduling tools and manual processes currently used and schedules facilities, rich media communications, catering, equipment, technicians, and other meeting services via a single request through interfaces such as corporate standards Microsoft Outlook(R) and IBM Lotus Notes(R), or a web browser. MEDIA MANAGER configures all media components of a conference also via a single meeting request by interpreting user requests for rich-media resources, selecting and scheduling the appropriate devices and services, automatically launching the audio and video conferences as requested, and providing ongoing monitoring to detect and recover if problems occur. The ALLIANCE software suite, which remains vendor neutral and supports conferencing tools from all leading manufacturers, was made available to the general public in July 2003. In the fall of 2003, added functionality being designed for MEDIA MANAGER is anticipated to provide its capabilities for web conferencing.

         The R&D expenses were net of $0.6 million, $3.5 million, and $2.8 million capitalized during the years ended July 31, 2001, 2002, and 2003 respectively. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related projects, generally three years. The software development costs capitalized during the 2001, 2002 and 2003 fiscal years were related to the continued efforts on enhancing Forgent's GSS, renamed as ALLIANCE SCHEDULER(TM), and Forgent's VNP, renamed as ALLIANCE MEDIA MANAGER(TM). As of July 31, 2003, approximately 77.9% of the Company's net capitalized software development costs related to efforts on developing MEDIA MANAGER and approximately 22.1% related to efforts on developing SCHEDULER.

         Total research and development expenditures from continuing operations, including software development costs that were capitalized, were $2.9 million in fiscal year 2001, $6.7 million in fiscal year 2002, and $6.7 million in fiscal year 2003. The increase was $3.7 million, or 127.1% from 2001 to 2002 and the decrease was $54.7 thousand, or 0.0% from 2002 to 2003. Although the total R&D expenditures did not change significantly from 2002 to 2003, R&D expenses for the year ended July 31, 2003 increased $0.7 million due primarily to solving complications with the newly acquired GSS software during the first part of the fiscal year and to more resources incurred in supporting the Company's enterprise meeting automation software under the new brand name Forgent ALLIANCE. This increase in expenses was offset by a corresponding $0.7 million decrease in capitalized software development costs. The Company started developing its enterprise meeting automation software during the third fiscal quarter of 2002. Therefore, the $3.7 million increase in total R&D expenditures from 2001 to 2002 is due primarily to the planned build-up of the Company's development efforts.

         Forgent's ability to successfully develop enterprise meeting automation solutions to enable enterprise networks is a significant factor in the Company's success. As Forgent's research and development strategy evolves further, management anticipates additional costs associated with the recruiting and retention of engineering professionals as well as costs associated with accelerating product delivery schedules. Management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue.

IMPAIRMENT OF ASSETS

         During the fiscal year ended July 31, 2003, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

                                                      FOR THE YEAR ENDED JULY 31, 2003
                                              ---------------------------------------------
                                                               (IN THOUSANDS)
                                              ---------------------------------------------
                                              CONTINUING        DISCONTINUED       TOTAL
                                              OPERATIONS         OPERATIONS      IMPAIRMENT
                                              ----------        ------------     ----------
Property leases...........................     $    502             $    454       $    956
Notes & interest receivables...........            (693)                               (693)
Goodwill.................................         1,331                    -          1,331
                                               --------             --------       --------
TOTAL IMPAIRMENT.......................        $  1,140             $    454       $  1,594
                                               ========             ========       ========

         In November 2002, the GSS development operations in Atlanta, Georgia, were relocated to Forgent's headquarters in Austin, Texas. Management was unable to sublease the vacated space and upon review of the future undiscounted cash flows related to this lease, management recorded an impairment charge of $21 thousand. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were considerably less than originally anticipated due to current depressed market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $0.5 million. As of July 31, 2003, Forgent had $0.9 million recorded as a liability on the Consolidated Balance Sheet related to its Wild Basin property. Forgent remained obligated to make lease payments in accordance with the original terms of both leases. Both the Atlanta and Wild Basin lease impairments were recorded as part of continuing operations on the Company's Consolidated Statement of Operations.

         Forgent's discontinued integration and videoconferencing hardware services businesses are located at its facilities in King of Prussia, Pennsylvania, which leases approximately 41,000 square feet. As a result of the sale of Forgent's integration business, approximately 19% of the total lease space was subleased to SPL, based on then current market values. As a result of the sale of Forgent's videoconferencing hardware services business to an affiliate of Gores Technology Group ("Gores"), approximately 37% of the total lease space was subleased to Gores, based on current market values. SPL, Gores, and another subtenant sublease 100% of the total lease space. However, in October 2003, SPL's sublease terminated and the subtenant vacated its leased space. Therefore, management reviewed the undiscounted cash flows of this lease and the related subleases, determined the economic value of the lost sublease rental income and recorded a one-time charge of $0.5 million. Forgent remained obligated to make lease payments in accordance with the original term of the lease. Since Forgent fully discontinued its operations in King of Prussia, the lease impairment for this facility was recorded as part of discontinued operations on the Company's Consolidated Statement of Operations.

         During the 2003 fiscal year, Forgent recorded $0.3 million in accrued interest on both outstanding notes receivable from VTEL Products Corporation ("VTEL") and fully reserved the accrued interest. Management agreed with VTEL's management during the first fiscal quarter of 2003 to offset Forgent's accounts payable to VTEL with its accounts receivable, notes receivable, and interest receivable from VTEL. The Forgent liability was fully offset with the accounts receivable and the accrued interest and partially offset with the note in default, thus relieving $0.7 million of the related reserves. Since the initial $6.0 million charge to reserve the VTEL notes receivable were reported as part of the asset impairment from continuing operations, the related reduction of the reserves is also reported as part of the asset impairment from continuing operations.

         Additionally, the ongoing difficult economic environment and its associated negative impact on the Company's software business during fiscal year 2003 represented an indicator of a possible impairment on the Company's software business. Therefore, the Company was required to perform an impairment analysis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1.3 million impairment of its goodwill related to its acquisition of GSS. This impairment was recorded as part of continuing operations on the Company's Consolidated Statement of Operations.

         During the fiscal year ended July 31, 2002, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

                                                  FOR THE YEAR ENDED JULY 31, 2002
                                               -------------------------------------
                                                           (IN THOUSANDS)
                                               CONTINUING   DISCONTINUED    TOTAL
                                               OPERATIONS    OPERATIONS   IMPAIRMENT
                                               ----------   ------------  ----------
Property leases .............................   $  2,063       $    -      $  2,063
Notes receivable ............................      5,967            -         5,967
                                                --------       ------      --------
IMPAIRMENT IN OPERATING EXPENSES ............      8,030            -         8,030
Capitalized software ........................      2,381            -         2,381
                                                --------       ------      --------
TOTAL IMPAIRMENT ............................   $ 10,411       $    -      $ 10,411
                                                ========       ======      ========

         Due to the disposition of the products business segment in fiscal year 2002, the VTEL personnel relocated from Forgent's headquarters at 108 Wild Basin Road in Austin, Texas to VTEL's headquarters at 9208 Waterford Centre Blvd. in Austin, Texas. This relocation left a vacancy of approximately 52,000 rentable square feet, or 38% of the total lease space. Additionally, Forgent had existing unoccupied space inventory due to the downsizing of the Company relating to past restructurings. In fiscal year 2002, Forgent was able to sublease some of the vacated space, but was unable to fully sublease the space due to the economic downturn during the year. Therefore, management analyzed the future undiscounted cash flows related to the lease on the Wild Basin property and determined the economic value of the lost sublease rental income. As a result, Forgent recorded a $2.1 million impairment charge for the unleased space as of July 31, 2002. However, Forgent remained obligated to make lease payments in accordance with the original term of the lease. Additionally, Forgent received two subordinated promissory notes from VTEL as a result of the sale of the products business. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting both of the outstanding notes from VTEL, the Company recorded a $6.0 million charge for the reserve of both notes from VTEL for the year ended July 31, 2002. These impairments were reported as part of continuing operations on the Consolidated Statement of Operations.

         The Company's OnScreen24(TM) operations, which were folded back into Forgent's core operations in January 2001, developed a video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback. Initially, management intended to leverage these efforts and further develop this technology as an added feature to its VNP software. Based upon customer feedback regarding the VNP software during fiscal year 2002, customers did not need advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks were performing. Therefore, management determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with this technology was impaired during the year ended July 31, 2002 and was reported as part of cost of sales.

         During fiscal year 2001 management implemented a strategy to divest all non-core operations to focus on returning to profitability. Therefore, the Company folded its OnScreen24 subsidiary's operations back into the core business. OnScreen24 operated primarily from Forgent's facilities in Sunnyvale, California. During the third quarter of fiscal 2001, the Company sold its equity interest in the real estate lease for $0.5 million and recorded a related $1.1 million impairment for the leasehold improvements at the Sunnyvale property. The $1.1 million impairment in fiscal 2001 was all related to continuing operations.

AMORTIZATION OF INTANGIBLES

         Amortization expenses were $0.1 million in fiscal year 2001. In March 1999, the Company acquired substantially all of the assets of Vosaic LLP, an internet video software and technology company. The amortization expenses relate to the amortization of goodwill resulting from this acquisition.

         Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, "Goodwill and Other Intangibles Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. In accordance with SFAS No. 142, the Company was required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses are reflected in operating income from continuing operations on the Consolidated Statement of Operations. As a result of adopting of SFAS No. 142, the Company did not record any goodwill amortization expenses during the years ended July 31, 2002 and 2003. Additionally, as a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the year ended July 31, 2002.

         The ongoing difficult economic environment and its associated negative impact on the Company's software business during fiscal year 2003 represented an indicator of a possible impairment on the Company's software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142 to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1.3 million impairment of its goodwill related to its acquisition of GSS. This impairment was recorded and reported as part of the impairment of assets from continuing operations on the Company's Consolidated Statement of Operations.

OTHER INCOME (EXPENSES)

         Other income (expenses) were $6.5 million in fiscal year 2001, $1.7 million in fiscal year 2002, and ($35.0) thousand in fiscal year 2003. The decreases were $4.8 million from 2001 to 2002 and $1.7 million from 2002 to 2003. The decreases were 74.2% for 2002 and 102.1% for 2003. Other income (expenses) were 6,315.5%, 5.0% and (0.1%) of total revenues for the years ended July 31, 2001, 2002, and 2003, respectively.

         Changes in interest income are based on interest rates earned on invested cash and cash equivalent balances available for investment. The decrease in interest income during fiscal 2002, as compared to fiscal 2001, is due to a lower average cash balance held for investment and a decline in the average interest rates.

         During the year ended July 31, 2001, the Company owned common stock shares of Accord Networks ("Accord"), a networking equipment manufacturer, which were converted to Polycom common stock shares as a result of Polycom's acquisition of Accord. Accord and Polycom shares were sold during fiscal year 2001 and resulted in a $6.5 million realized gain. During the first fiscal quarter of 2002, the remaining 76,625 shares of Polycom common stock were sold under a cash flow hedge, resulting in a $1.7 million realized gain.

INCOME TAXES

         At July 31, 2003, the Company had federal net operating loss carryforwards of approximately $138.0 million, research and development credit carryforwards of approximately $6.2 million, and alternative minimum tax credit carryforwards of approximately $0.3 million. The net operating loss and credit carryforwards will expire in varying amounts from 2004 through 2021, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiaries of $6.4 million are available to offset future foreign taxable income.

         As a result of various acquisitions completed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

         Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2001, 2002, and 2003. The valuation allowance decreased by approximately $2.0 million during the year ended July 31, 2003. Approximately $7.9 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

         Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

         During the year ended July 31, 2002, the Company sold the operations and substantially all of the assets of its VTEL products business, including the VTEL name, to VTEL and the operations and assets of its integration business to SPL. During the year ended July 31, 2003, the Company sold the operations and assets of its videoconferencing hardware services business to Gores (see Note 3, in the accompanying financial statements). Accordingly, the products, integration and videoconferencing hardware service businesses have been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $26.4 million in fiscal year 2001, and $2.6 million in fiscal year 2002. Income from discontinued operations was $0.6 million in fiscal year 2003. The increase was $23.8 million from 2001 to 2002 and $3.2 million from 2002 to 2003. This was an increase of 90.2% for 2002 and 123.0% for 2003. (Loss) income from discontinued operations was (26,728.2%), (7.8%), and 1.1% of total revenues for the years ended July 31, 2001, 2002, and 2003.

         The $3.2 million increase during the year ended July 31, 2003 is due to a $8.6 million decrease in losses from the products and integration businesses. This loss reduction was offset by a $5.4 million decrease in income from the videoconferencing hardware services business. The $23.8 million increase during the year ended July 31, 2002 is due to decreases in losses from the products, integration, and videoconferencing hardware services businesses during fiscal year 2002 as compared to fiscal year 2001.

         During the 2003 fiscal year, Forgent incurred $0.5 million in bad debt expenses related to uncollectible accounts receivables. Approximately 88.9% of this bad debt expense was recorded to discontinued operations as it related to aged receivables from the videoconferencing hardware services business. The remaining 11.1% of the bad debt expense was recorded to continuing operations.

LOSS ON DISPOSAL, NET OF INCOME TAXES

         In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business based in King of Prussia, Pennsylvania, to Gores, a privately held international acquisition and management firm. As consideration for the sale of the videoconferencing hardware services business, the Company received $7.3 million in cash and incurred $1.9 million in loss on the disposal. The following table shows the amounts of the assets sold and liabilities assumed, as well as the fees incurred, related to this sale:

                                          (in thousands)
Accounts receivable                          $  3,746
Inventory                                         519
Fixed assets                                    2,683
Prepaid assets                                    385
Goodwill                                        8,939
                                             --------
ASSETS SOLD                                    16,272
                                             --------

Accounts payable                                  689
Deferred revenue                                7,449
Capital lease                                      58
                                             --------
LIABILITIES ASSUMED BY GORES                    8,196
                                             --------

Net assets sold                                 8,076
Cash received                                  (7,350)
Related fees incurred                           1,228
                                             --------
NET LOSS ON DISPOSAL                         $  1,954
                                             ========

         As of July 31, 2001, the Company estimated the loss from the disposal of the VTEL products business segment to be $1.1 million. During the fiscal year 2002, Forgent recorded an additional $0.2 million in expenses associated with the completion of this sale. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third fiscal quarter of 2002.

NET INCOME (LOSS)

         Net loss was $32.5 million in fiscal year 2001; net loss was $6.1 million in fiscal year 2002; and net income was $8.0 million in fiscal year 2003. The increases were $26.4 million from 2001 to 2002 and $14.1 million from 2002 to 2003. The increases were 81.2% for 2002 and 231.4% for 2003. Net income
(loss) was (31,592.2%), (18.3%), and 14.9% of total revenues for the years ended July 31, 2001, 2002, and 2003, respectively.

         During fiscal year 2003, Forgent succeeded in transforming the Company into an enterprise meeting automation software and professional services provider and a licensor of intellectual property. Forgent achieved several goals including: (1) grew total revenues by over 61%, (2) doubled its software and professional services revenue, (3) continued the success of its Patent Licensing Program, (4) launched its new flagship ALLIANCE software suite, (5) completed the divestiture of its videoconferencing hardware services business, and (6) strengthened its cash balances and working capital. Despite the current difficult economic business environment in which companies continue to minimize capital expenditures, these significant milestones are evidence that Forgent persists in progressing its business strategy. Forgent's management team is focused on listening to its customers' needs and striving for excellent execution in satisfying those needs with creative products and solutions in order to advance the Company's financial results towards growth and continued profitability. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS

         Forgent's future results of operations and financial condition could be impacted by many factors, including other competitors entering the same market, technical problems in delivering enterprise meeting automation solutions, and the current economic environment. Due to these factors and others noted elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors contained elsewhere in this Report, Forgent's past earnings and stock prices have been, and future earnings and stock prices potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of Forgent's common stock in any given period. Also, the Company participates in a highly dynamic industry that often contributes to the volatility of Forgent's common stock price.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $1.1 million in fiscal year 2001; cash provided by operating activities was $9.6 million in fiscal year 2002; and cash provided by operating activities was $2.2 million in fiscal year 2003. At July 31, 2003, Forgent had working capital of $28.9 million, including $25.0 million in cash, cash equivalents and short-term investments. The $2.2 million in cash provided in fiscal year 2003 was due primarily to $9.4 million in net income and $2.5 million of non-cash depreciation, amortization, and impairment expenses, which were offset by a $8.4 million increase in accounts receivable and a $1.4 million decrease in accrued expenses. During the year ended July 31, 2003, the Company collected $16.2 million from its intellectual property licensing business. The $9.6 million cash provided in fiscal year 2002 was due primarily to $3.2 million in net loss, $12.5 million of non-cash depreciation, amortization, and impairment expenses, and a $7.8 million decrease in accounts receivable, which were offset by a $7.8 million decrease in accounts payable and accrued expenses. During fiscal year 2002, the Company sold $9.3 million of its outstanding accounts receivable, without any recourse, in efforts to recapture approximately $7.0 million in cash lost due to an unanticipated significant drop in sales from discontinued operations and approximately $2.1 million in payments of the remaining outstanding payables related to the discontinued operations. Silicon Valley Bank purchased the assets at face value, less a fee of approximately 1.8% of the value of the accounts receivable sold and a one-time set-up fee of $13 thousand. The Company received proceeds from Silicon Valley Bank of $9.1 million. As a result of the sale of the accounts receivable, the Company excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $178 thousand for the year ended July 31, 2002. Additionally, the Company collected $16.5 million from its intellectual property licensing business during the year ended July 31, 2002. The liquidation of the Internet ventures, which historically required significant funding for operations, as well as the completion of the restructuring efforts and the sale of its less profitable businesses, improved the Company's cash flows from operations during the year ended July 31, 2002, as compared to the year ended July 31, 2001. The cash provided by operating activities during fiscal year 2001 was $1.1 million and was due primarily to $5.0 million in net loss, $4.8 million of non-cash depreciation, amortization and impairment expenses, and a $9.1 million decrease in accounts receivable, which were offset by a $8.1 million decrease in accounts payable and accrued expenses.

         Cash provided by investing activities was $22.8 million in fiscal year 2001; cash used in investing activities was $7.3 million in fiscal year 2002; and cash provided by investing activities was $3.2 million in fiscal year 2003. The $3.2 million cash provided by investing activities during fiscal year 2003 was due primarily to $7.4 million in cash received from the sale of the videoconferencing hardware business, $1.1 million in net purchases of short-term investments and $2.8 million in the capitalization of software development costs. Forgent's ability to successfully develop enterprise meeting automation software solutions will be a significant factor in the Company's future success and management will continue to strategically invest in developing its software products. The $7.3 million cash used in investing activities during fiscal year 2002 was largely the result of the goodwill acquired among other assets from Global Scheduling Solutions, Inc. and $3.5 million in the capitalization of software development costs. During the year ended July 31, 2001, the Company owned common stock shares of Accord, a networking equipment manufacturer, which were converted to Polycom common stock shares as a result of Polycom's acquisition of Accord. The $22.8 million cash provided by investing activities in fiscal year 2001 was primarily due to the $25.2 million net proceeds received from the sale of the Polycom and Accord shares and other short-term investments.

         As of July 31, 2003, the Company leased computers, furniture, equipment, and office space under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate the Company to pay property taxes, maintenance and insurance. The Company also has several capital leases for computer and office equipment. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment. Amounts payable under these leases and notes payable are as follows:

                                     AMOUNTS PAYABLE
                                     (in thousands)

                        OPERATING     CAPITAL       NOTES
FISCAL YEAR ENDING       LEASES       LEASES       PAYABLE       TOTAL
2004                    $   4,349    $      49    $     351    $   4,749
2005                        4,289            6          231        4,526
2006                        4,156           --          105        4,261
2007                        3,447           --           --        3,447
2008                        3,370           --           --        3,370
Thereafter                 15,525           --           --       15,525
                        ------------------------------------------------
TOTAL                   $  35,136    $      55    $     687    $  35,878
                        ================================================

Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company's operations. For fiscal year 2004, Forgent's capital budget is approximately $0.6 million and will be used principally to invest in development tools and video testing equipment.

         Cash used in financing activities was $0.6 million, $0.9 million, and $1.1 million in fiscal years 2001, 2002, and 2003, respectively. The $1.1 million of cash used in financing activities during fiscal year 2003 was due primarily to the $1.4 million purchase of treasury stock. The $0.9 million of cash used in financing activities during fiscal year 2002 is due primarily to the $2.7 million purchase of treasury stock, which was offset by the $1.3 million proceeds received from the issuance of its notes payable. The $0.6 million of cash used in financing activities during fiscal year 2001 primarily relates to the Company paying $1.5 million to settle its notes payable, which was offset by the $0.9 million proceeds received from the issuance of its notes payable. In April 2001 Forgent announced a stock repurchase program to repurchase up to two million shares of the Company's stock. During fiscal 2001 the Company repurchased 87,400 shares for approximately $0.1 million, including fees. Forgent purchased an additional 787,700 shares for approximately $2.7 million, including fees, during the year ended July 31, 2002. In September 2002, Forgent's board of directors approved the repurchase of an additional million shares of the Company's stock under the current share repurchase program. During fiscal 2003, Forgent purchased an additional 709,386 shares for approximately $1.4 million, including fees. As of July 31, 2003, the Company had repurchased 1,584,486 shares for approximately $4.2 million. Management will periodically assess repurchasing additional shares during fiscal year 2004, depending on the Company's cash position, market conditions and other factors.

         Forgent's principal sources of liquidity at July 31, 2003 consist of $25.0 million of cash, cash equivalents and short-term investments, and the ability to generate cash from its intellectual property licensing business. This ability to generate cash is subject to certain risks as discussed under the "Risk Factors - License Program" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company." As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Management plans to strategically utilize this positive cashflow to invest further in developing Forgent's enterprise meeting automation software and to explore more opportunities for growing the business. However, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, increased expense levels and other factors.

LEGAL MATTERS

         Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on its financial condition or results of operations.

         In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company's Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserts is at least $5.0 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

         Software and professional service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company's software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training, installation, and other professional services related to the sale of Forgent's enterprise software. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements

(maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company's training and installation services are not essential to the functionality of its products as (1) such services are available from other vendors and (2) the Company has sufficient experience in providing such services. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

         Intellectual property licensing revenue is derived from the Company's Patent Licensing Program, which is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a percentage of the licensing revenues received on signed agreements and are paid to Jenkens & Gilchrist, a national law firm. The percentage payment to Jenkens & Gilchrist was set based on a sliding scale that began during the quarter ended April 30, 2002 at 35% and increased to 50% based on the aggregate recoveries achieved. Future percentage payments will be 50% of license receipts per the agreement with Jenkens & Gilchrist.

         Other revenue consists of integration services. Integration revenues consist of network consulting to assist customers with their video networking requirements, including baseline audits, preparation of capacity plans, development of time-saving migration and implementation plans, and customized integration of the Company's software with existing third-party applications or with customers' proprietary in-house applications. Integration revenues are recognized after the customized systems have been tested, installed, and the Company has no significant further obligations as evidenced by acceptance from the customer.

         Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue. Deferred revenues are recognized in the Consolidated Statement of Operations over the terms of the arrangements, primarily ranging from one to three years.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on August 1, 2001 and thus is required to review the carrying value of its goodwill and other intangible assets annually. Forgent also reviews goodwill and other intangibles for possible impairment whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization; significant underperformance of operating units; significant changes in market conditions and trends. If a review event has occurred, the value of the goodwill or intangible asset is compared to the estimate of future cash flows, and if required, an impairment is recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Forgent adopted the provisions of SFAS No. 149 effective the beginning of the fourth quarter of fiscal year 2003. Forgent had no derivative instruments as of July 31, 2003 or any hedging activities during the year ended July 31, 2003. Thus, the adoption of SFAS No. 149 had no impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Interpretation 46 requires the primary beneficiary, an entity that is subject to a majority of the risk of loss from the variable interest entity's ("VIE") activity or is entitled to receive a majority of the VIE's residual returns or both, to consolidate that VIE. The interpretation also requires disclosure about VIEs that a company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company did not have a variable interest in any VIEs as of July 31, 2003 and therefore does not expect the adoption of these provisions to have a material impact on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosures in both annual and interim financial statements regarding the effects of stock-based compensation. Forgent adopted the disclosure provisions of SFAS No. 148 effective the beginning of the third quarter of fiscal year 2003. The adoption of SFAS No. 148 had no impact on the Company's financial position or results of operations.

         In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. Forgent adopted Issue 00-21 on August 1, 2003 and the adoption had no significant impact on the Company's results of operations, financial position or cash flows.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company adopted the provisions of this statement for any restructuring activities initiated after December 31, 2002. No such activities were initiated during the year ended July 31, 2003.

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

RISK FACTORS

         There are many factors that affect the Company's business, prospects and the results of its operations, some of which are beyond the control of the Company. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

GENERAL ECONOMIC AND INDUSTRY CONDITIONS

         Any adverse change in general economic, business or industry conditions could have a material adverse effect on the Company's business, prospects and financial performance if those conditions cause customers or potential customers to reduce or delay their investments in enterprise software and professional services. Due to the current economic circumstances affecting U.S. businesses, there has been a slow-down in capital spending, which adversely affects the willingness of companies to purchase enterprise software products and professional services. If this slow-down is prolonged, current economic conditions could have a continued adverse effect on the demand for the Company's products and services and could result in declining revenue and earnings growth rates for the Company.

LICENSE PROGRAM

         The Company's intellectual property licensing revenues are difficult to predict. The Company's Patent Licensing Program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program, and other risks that could adversely affect the Company's licensing program. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. If the Company fails to meet the expectations of public market analysts or investors, the market price of Forgent's common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the inability of licensees to pay for the license and other fees, a decline in the demand for the Company's patented technology, higher than expected operating expenses, and license delays due to legal and other factors.

ENTERPRISE SOFTWARE DEVELOPMENT

         Forgent expects that its future financial performance will depend significantly on revenue from its existing and future enterprise software products and the related tools that the Company plans to develop, which is subject to significant risks. There are significant risks inherent in a new product introduction, such as its existing Forgent ALLIANCE software products. Market acceptance of these and future products will depend on continued market development for the meeting management market. Forgent cannot be certain that its existing or future products offerings will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If the Company's products do not meet customer needs or expectations, for whatever reason, the Company's sales would be adversely affected and further, upgrading or enhancing the product could be costly and time consuming.

TECHNOLOGICAL CHANGES AND PRODUCT TRANSITIONS

         The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. These improvements could render the Company's products noncompetitive, if the Company fails to anticipate and respond effectively to these improvements and new product introductions. While the Company believes that its experience over the past few years as a provider of enterprise software and professional services and its prior experience in the videoconferencing industry affords it a competitive advantage over some of its competitors, rapid changes in technology present some of the greatest challenges and risks for any software and technology-based company.

SOFTWARE MARKETING AND SALES

         Forgent's first enterprise software product was introduced in the fall of 2001, and as such, it has limited market awareness and, to date, limited sales. Since that time Forgent has enhanced this product through internal development and acquisitions. The Company's future success will be dependent in significant part on its ability to generate demand for its enterprise software products and professional services. To this end, Forgent's direct and indirect sales operations must increase market awareness of its products to generate increased revenue. The Company's products and services require a sophisticated sales effort targeted at the senior management of its prospective customers. All new hires will require training and will take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

SALES CYCLE

         Forgent has a long sales cycle because it generally takes time to educate potential customers regarding the use and benefits of enterprise meeting automation software solutions. The long sales cycle makes it difficult to predict the quarter in which sales may fall. Because the Company's expense levels are relatively fixed, the shift of sales from one quarter to a later quarter will adversely affect results of operations in an affected quarter, since the Company would not be able to adjust its expense levels to match fluctuations in revenues. If the Company failed to meet expectations by shareholders, analysts or others as to software sales anticipated in any particular quarter, the market price of the Company's stock may significantly decrease.

LIMITED OPERATING HISTORY

         Although founded in 1985, Forgent has a limited operating history in its current lines of business because of the Company's recent transition to an enterprise meeting automation software and professional services provider and a licensor of intellectual property. As a result of this limited operating history, Forgent cannot forecast revenue and operating expenses based on historical results. The Company's ability to forecast quarterly revenue accurately is limited because Forgent's software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur and because of the relative unpredictability of its intellectual property licensing revenues. The Company's business, operating results and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

COMPETITION AND NEW ENTRANTS

         The Company may encounter new entrants or competition from competitors in some or all aspects of its business. The Company competes on the basis of price, technology, availability, performance, quality, reliability, service and support. The Company believes that its experience and business model creates a competitive advantage over its competitors. However, there can be no assurance that the Company will be able to maintain this advantage. Many of the Company's current and possibly future competitors have greater resources than the Company and, therefore, may be able to compete more effectively on price and other terms.

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

         Additionally, the Company's patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide Forgent with any competitive advantage or may be challenged by third parties. If challenged, patents might not be upheld or claims could be narrowed. Any litigation surrounding the Company's rights could force Forgent to divert important financial and other resources away from business operations

NEW BUSINESS MODEL

         The Company has transitioned its business and has realigned its strategic focus towards two core business lines: enterprise meeting automation software and professional services and intellectual property licensing. Many factors may negatively impact the Company's ability to implement its strategic focus, including the ability or possible inability to manage the development of its enterprise meeting automation software, manage the development of its Patent Licensing Program, sustain the productivity of Forgent's workforce, retain key employees, and manage operating expenses. The Company may be required by market conditions and other factors to undertake restructuring efforts in the future. Forgent's business, results of operations or financial condition could be materially adversely affected if it is unable to manage the development of its business strategy, sustain the productivity of its workforce, retain key employees, or manage its operating expenses.

ACQUISITION INTEGRATION

         The Company has made, and may continue to evaluate and make, strategic acquisitions in public and privately held technology companies. Since some of these companies may be early-stage ventures with unproven business models, products that are not yet fully developed or products that have not yet achieved market acceptance, these acquisitions are inherently risky. Many factors outside of the Company's control determine whether or not the Company's investments will be successful. Such factors include the ability of a company to obtain additional private equity financing, to access the public capital markets, to affect a sale or merger, or to achieve commercial success with its products or services. Additionally, the Company may encounter difficulties in integrating an acquired company's workforce, technologies, or product lines. Accordingly, there can be no assurances that any of the Company's investments will be successful or that the Company will be able to recover the amounts invested.

DIVESTITURE TRANSACTIONS

         As a result of Forgent's transition to an enterprise meeting automation software and professional services provider and licensor of intellectual property, the Company has substantially completed a program to divest certain non-core operations, including a videoconferencing endpoint manufacturing business, an integration business, and a videoconferencing hardware services business. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing markets. In addition, the Company continues to evaluate the profitability realized or that is likely to be realized by its existing businesses and operations. Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on Forgent's business, financial condition or results of operations.

CAUTIONARY STATEMENTS REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         Certain portions of this report contain forward-looking statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements. Whenever possible, Forgent attempted to identify these forward-looking statements with the words "believes," "estimates," "plans," "expects," "anticipates" and other similar expressions. These statements reflect management's current plans and expectations that rely on a number of assumptions and estimates that are subject to risks and uncertainties including, but not limited to, rapid changes in technology, unexpected changes in customer order patterns, the intensity of competition, economic conditions, pricing pressures, interest rates fluctuations, changes in the capital markets, litigation involving intellectual property, changes in tax and other laws and governmental rules applicable to Forgent's business, the ability to integrate acquisitions and divest non-core assets, and other risks indicated in Forgent's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company's control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Report of Independent Auditors .....................................................      35
Financial Statements:
  Consolidated Balance Sheets as of July 31, 2002 and 2003..........................      36
  Consolidated Statements of Operations for the years ended
     July 31, 2001, 2002 and 2003 ..................................................      37
  Consolidated  Statements  of Changes in  Stockholders' Equity
     for the years ended July 31, 2001, 2002 and 2003 ..............................      38
  Consolidated  Statements  of Cash  Flows for the years ended July
     31, 2001, 2002 and 2003 .......................................................      39
  Notes to Consolidated Financial Statements .......................................      40
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts .................................      67

    Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Forgent Networks, Inc. (f.k.a. VTEL Corporation)

         We have audited the accompanying consolidated balance sheets of Forgent Networks, Inc. as of July 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forgent Networks, Inc. at July 31, 2002 and 2003 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Austin, Texas
September 9, 2003                                  Ernst & Young LLP

                             FORGENT NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                 JULY 31,
                                                                      -----------------------------
                                                                          2002             2003
                                                                      ------------     ------------
ASSETS
Current assets:
    Cash and equivalents, including restricted cash
      of $683 and $730 at July 31, 2002 and
      July 31, 2003, respectively                                     $     17,237     $     21,201
    Short-term investments                                                   2,715            3,845
    Accounts receivable, net of allowance for doubtful
      accounts of $163 and $0 at July 31, 2002 and July
      31, 2003, respectively                                                 1,026            9,457
    Notes receivable, net of reserve of $967 and $639 at
       July 31, 2002 and July 31, 2003, respectively                           189               74
    Inventories                                                                 26               --
    Prepaid expenses and other current assets                                  410              415
                                                                      ------------     ------------
       Total current assets                                                 21,603           34,992

Property and equipment, net                                                  3,011            2,158
Intangible assets, net                                                       6,894            5,042
Capitalized software                                                         3,537            4,827
Other assets                                                                   415              230
Net assets from discontinued operations                                      7,118               --
                                                                      ------------     ------------
                                                                      $     42,578     $     47,249
                                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $      3,734     $      3,178
    Accrued compensation and benefits                                        1,264              683
    Other accrued liabilities                                                1,980            1,661
    Notes payable, current portion                                             899              323
    Deferred revenue                                                           440              281
                                                                      ------------     ------------
       Total current liabilities                                             8,317            6,126

Long-term liabilities:
    Deferred revenue                                                            --               59
    Other long-term obligations                                              1,983            1,810
                                                                      ------------     ------------
       Total long-term liabilities                                           1,983            1,869

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 authorized; none
     issued or outstanding                                                      --               --
  Common stock, $.01 par value; 40,000 authorized; 25,755
     and 26,172 shares issued, 24,880 and 24,588 shares
     outstanding at July 31, 2002 and July 31, 2003,
     respectively                                                              257              261
  Treasury stock, 875 and 1,584 at July 31, 2002 and
      July 31, 2003                                                         (2,857)          (4,231)
  Additional paid-in capital                                               263,334          263,875
  Accumulated deficit                                                     (228,011)        (219,991)
  Unearned compensation                                                       (227)             (28)
  Accumulated other comprehensive income                                      (218)            (632)
                                                                      ------------     ------------
       Total stockholders' equity                                           32,278           39,254
                                                                      ------------     ------------
                                                                      $     42,578     $     47,249
                                                                      ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             FORGENT NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                 FOR THE YEARS ENDED JULY 31,
                                                                                 ----------------------------
                                                                              2001           2002           2003
                                                                           ----------     ----------     ----------
REVENUES:
  Software & professional services                                         $       --     $    2,236     $    4,363
  Intellectual property licensing                                                  --         31,150         48,935
  Other                                                                           103             --            566
                                                                           ----------     ----------     ----------
       Total revenues                                                             103         33,386         53,864

COST OF SALES:
  Software & professional services                                                 --          4,057          3,338
  Intellectual property licensing                                                  --         14,675         24,471
  Other                                                                           376             --            497
                                                                           ----------     ----------     ----------
       Total cost of sales                                                        376         18,732         28,306

GROSS MARGIN                                                                     (273)        14,654         25,558

OPERATING EXPENSES:
  Selling, general and administrative                                           2,814          8,517         11,013
  Research and development                                                      7,439          3,210          3,869
  Impairment of assets                                                          1,147          8,030          1,140
  Amortization of intangible assets                                               146             --             --
                                                                           ----------     ----------     ----------
       Total operating expenses                                                11,546         19,757         16,022

(LOSS) INCOME FROM OPERATIONS                                                 (11,819)        (5,103)         9,536

OTHER INCOME (EXPENSES):

  Interest income                                                               1,222            123            160
  Gain on investment                                                            6,514          1,670             --
  Loss on disposal of assets                                                   (1,453)            --             --
  Interest expense and other                                                      222           (114)          (195)
                                                                           ----------     ----------     ----------
       Total other income (expenses)                                            6,505          1,679            (35)

(LOSS) INCOME FROM CONTINUING OPERATIONS,
BEFORE INCOME TAXES                                                            (5,314)        (3,424)         9,501
Benefit (Provision) for income taxes                                              304            177           (126)
                                                                           ----------     ----------     ----------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                      (5,010)        (3,247)         9,375

(Loss) Income from discontinued operations, net of income taxes of
$0, $0, and $21 for the years ended July 31, 2001, 2002, and 2003,
respectively                                                                  (26,410)        (2,601)           599
Loss on disposal, net of income taxes of $0, $0, and $42 for the
years ended July 31, 2001, 2002, and 2003, respectively                        (1,120)          (255)        (1,954)
                                                                           ----------     ----------     ----------
LOSS FROM DISCONTINUED OPERATIONS                                             (27,530)        (2,856)        (1,355)

NET (LOSS) INCOME                                                          $  (32,540)    $   (6,103)    $    8,020
                                                                           ----------     ----------     ----------

BASIC (LOSS) INCOME PER SHARE:
(Loss) Income from continuing operations                                   $    (0.20)    $    (0.13)    $     0.38
Loss from discontinued operations                                          $    (1.11)    $    (0.12)    $    (0.05)
Net (loss) income                                                          $    (1.31)    $    (0.25)    $     0.33
DILUTED (LOSS) INCOME PER SHARE:
(Loss) Income from continuing operations                                   $    (0.20)    $    (0.13)    $     0.37
Loss from discontinued operations                                          $    (1.11)    $    (0.12)    $    (0.05)
Net (loss) income                                                          $    (1.31)    $    (0.25)    $     0.32
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                        24,878         24,814         24,660
  Diluted                                                                      24,878         24,814         25,201

        The accompanying notes are an integral part of these consolidated financial statements.

                             FORGENT NETWORKS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                               COMMON STOCK
                                        NUMBER OF                       ADDITIONAL
                                         SHARES                           PAID-IN        TREASURY
                                       OUTSTANDING        AMOUNT          CAPITAL          STOCK
                                       ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2000                     24,847    $        248    $    261,712    $         --
  Proceeds from stock issued under
    employee plans                              131               1             174
  Purchase of Treasury Stock                    (87)                                           (108)
  Net shares received in settlement              (2)                           (173)
  Amortization of unearned
    Compensation
Net loss
Change in unrealized gain/loss on
  available-for-sale securities
Foreign currency translation
  Adjustment
  Comprehensive Income
                                       ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2001                     24,889             249         261,713            (108)
  Proceeds from stock issued under
    employee plans                              779               8           1,288
  Purchase of Treasury Stock                   (788)                                         (2,749)
   Issuance of restricted stock to
     employees and consultants                                                  333
  Amortization of unearned
    Compensation
  Net loss
Change in unrealized gain/loss on
  available-for-sale securities
Foreign currency translation
  Adjustment
Comprehensive Income
                                       ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2002                     24,880             257         263,334          (2,857)
Proceeds from stock issued under
    employee plans                              417               4             498
  Purchase of Treasury Stock                   (709)                                         (1,374)
   Stock compensation for
     employees and consultants                                                   43
  Amortization of unearned
    Compensation
  Net income
Comprehensive Income
                                       ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2003                     24,588    $        261    $    263,875    $     (4,231)

                                                        ACCUMULATED       OTHER            TOTAL
                                        ACCUMULATED      UNEARNED      COMPREHENSIVE   STOCKHOLDERS'
                                          DEFICIT      COMPENSATION    INCOME (LOSS)       EQUITY
                                       ------------    ------------    -------------   -------------
BALANCE AT JULY 31, 2000               $   (189,368)   $         (4)   $     10,073    $     82,661
  Proceeds from stock issued under
    employee plans                                                                              175
  Purchase of Treasury Stock                                                                   (108)
  Net shares received in settlement                                                            (173)
  Amortization of unearned
    Compensation                                                  4                               4
Net loss                                    (32,540)                                             --
Change in unrealized gain/loss on
  available-for-sale securities                                              (8,462)
Foreign currency translation
  Adjustment                                                                     65
  Comprehensive Income                                                                      (40,937)
                                       ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2001                   (221,908)             --           1,676          41,622
  Proceeds from stock issued under
    employee plans                                                                            1,296
  Purchase of Treasury Stock                                                                 (2,749)
   Issuance of restricted stock to
     employees and consultants                                 (333)                             --
  Amortization of unearned
    Compensation                                                106                             106
  Net loss                                   (6,103)
Change in unrealized gain/loss on
  available-for-sale securities                                              (1,541)
Foreign currency translation
  Adjustment                                                                   (353)
Comprehensive Income                                                                         (7,997)
                                       ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2002                   (228,011)           (227)           (218)         32,278
Proceeds from stock issued under
    employee plans                                                                              502
  Purchase of Treasury Stock                                                                 (1,374)
   Stock compensation for
     employees and consultants                                  (43)                             --
  Amortization of unearned
    Compensation                                                242                             242
  Net income                                  8,020
Comprehensive Income                                                           (414)          7,606
                                       ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2003               $   (219,991)   $        (28)   $       (632)   $     39,254

        The accompanying notes are an integral part of these consolidated financial statements.

                             FORGENT NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                             FOR THE YEARS ENDED JULY 31,
                                                                      ------------------------------------------
                                                                         2001            2002            2003
                                                                      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income from continuing operations                        $   (5,010)     $   (3,247)     $    9,375
  Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                          3,783           2,029           2,585
    Amortization of leasehold advance and lease impairments                  (87)            (87)         (1,490)
    Provision for doubtful accounts                                           --              16             105
    Impairment of long-lived assets                                        1,147          10,411           1,140
    Amortization of unearned compensation                                      4             106             242
    Foreign currency translation loss (gain)                                  46             319              --
    Loss on sale/disposal of fixed assets                                     --              --              92
    Changes in operating assets and liabilities:
      Accounts receivable                                                  9,126           7,775          (8,374)
      Notes receivable                                                        --              --             148
      Inventories                                                             --            (709)             26
      Prepaid expenses and other current assets                              477             528             (56)
      Accounts payable                                                    (5,338)         (3,265)            (63)
      Accrued expenses and other long term obligations                    (2,732)         (4,546)         (1,423)
      Deferred revenue                                                      (269)            288             (79)
                                                                      ----------      ----------      ----------
      Net cash provided by operating activities                            1,147           9,618           2,228

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received from sale of Services business                                --              --           7,350
  Purchases of short-term investments                                    (98,510)         (3,180)         (3,859)
  Sales and maturities of short-term investments                         123,663           5,052           2,729
  Purchases of property and equipment                                     (1,848)           (786)           (136)
  Sales of property and equipment                                             56              82              --
  Purchase of business, net of cash acquired                                  --          (4,000)             --
  (Issuance) collection of notes receivable                                  (16)            243              --
  Increase in capitalized software                                          (617)         (3,471)         (2,814)
  Decrease (increase) in other assets                                         81          (1,273)            (54)
                                                                      ----------      ----------      ----------
      Net cash provided by (used in) investing activities                 22,809          (7,333)          3,216

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                                        175           1,296             502
  Purchase of treasury stock                                                (108)         (2,749)         (1,374)
  Payments on notes payable                                               (1,500)           (787)           (753)
  Proceeds from notes payable                                                852           1,353             464
                                                                      ----------      ----------      ----------
      Net cash used in financing activities                                 (581)           (887)         (1,161)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Net cash (used in) provided by discontinued operations                 (14,414)            662          (1,859)
  Loss on sale of Services business                                           --              --           1,954

Effect of translation exchange rates on cash                                  19            (671)           (414)
                                                                      ----------      ----------      ----------
Net increase in cash and equivalents                                       8,980           1,389           3,964
Cash and equivalents at beginning of period                                6,868          15,848          17,237
                                                                      ----------      ----------      ----------
Cash and equivalents at end of period                                 $   15,848      $   17,237      $   21,201
                                                                      ==========      ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                       $      134      $      144      $       74
  Income taxes paid                                                          129              --              --
  Income taxes refunded                                                       --             177              --
  Contingent notes payable issued for acquired assets                         --             700              --
  Issuance of restricted stock to employees and consultants                   --             333              --
  Net shares received in settlement                                         (173)             --              --
  Mark to market of investments                                            8,461           1,541              --

        The accompanying notes are an integral part of these consolidated financial statements.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

1.       THE COMPANY

         Forgent Networks, Inc. ("Forgent" or "Company") is an enterprise meeting automation software and professional services provider, which enables organizations to schedule and manage their meeting environments effectively and efficiently, and a licensor of intellectual property. Founded in 1985 and using its expertise in the videoconferencing equipment industry, the Company manufactured and installed videoconferencing endpoints. In January 2002, the Company sold its manufacturing products business, shifting its focus from hardware manufacturing to enterprise software and services. To further expedite this shift, during fiscal year 2002, Forgent also sold its integration business, which designed and installed custom integrated visual communication systems primarily in meetings spaces of large corporations. During fiscal year 2003, the Company completed the divestiture of its videoconferencing hardware services business, devoting itself entirely to its enterprise meeting automation software and professional services business, as well as its intellectual property licensing business.

         The Company's current flagship product, Forgent ALLIANCE, is the industry's first enterprise meeting automation software that is a complete integration of scheduling with rich media automation, driven from a common user interface, and consists of two main products: ALLIANCE SCHEDULER(TM) and ALLIANCE MEDIA MANAGER(TM). ALLIANCE SCHEDULER(TM), the enhanced product based on Forgent's Global Scheduling System or GSS, streamlines conference scheduling, reduces conflicts associated with complex meetings and empowers users to quickly and easily schedule all aspects of a meeting - adding facilities, rich media communications and other meeting services - through popular corporate calendaring tools, Microsoft Outlook(R) or IBM Lotus Notes(R). ALLIANCE MEDIA MANAGER(TM) is a multi-vendor, multi-protocol media management platform based on Forgent's Video Network Platform, or VNP, that automates rich media enabled meetings by configuring and managing all media components of a conference through a Common Operating Environment and continues to monitor the media to detect and recover if problems occur.

         Forgent's intellectual property licensing business is derived from the Company's Patent Licensing Program. The Company's Patent Licensing Program is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. Other patents are currently being investigated for additional licensing opportunities, although none have been identified at this time.

         As the Company has evolved, it has focused its efforts on managing the meeting environment, adding audio and web capabilities to its deep understanding and expertise in videoconferencing. With its refocused efforts and resources, Forgent believes it is poised to provide the greatest opportunity for long-term success for the Company and its stockholders.

2.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, capitalization of software development costs, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets, the loss from discontinued operations, and the loss from its impairments. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

         Software and professional service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company's software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training, installation, and other professional services related to the sale of Forgent's enterprise software. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company's training and installation services are not essential to the functionality of its products as (1) such services are available from other vendors and (2) the Company has sufficient experience in providing such services. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

         Intellectual property licensing revenue is derived from the Company's Patent Licensing Program, which is currently focused on generating license revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a percentage of the licensing revenues received on signed agreements and are paid to Jenkens & Gilchrist, a national law firm. The percentage payment to Jenkens & Gilchrist was set based on a sliding scale that began during the quarter ended April 30, 2002 at 35% and increased to 50% based on the aggregate recoveries achieved. Future percentage payments will be 50% of license receipts per the agreement with Jenkens & Gilchrist.

         Other revenue consists of integration services. Integration revenues consist of network consulting to assist customers with their video networking requirements, including baseline audits, preparation of capacity plans, development of time-saving migration and implementation plans, and customized integration of the Company's software with existing third-party applications or with customers' proprietary in-house applications. Integration revenues are recognized after the customized systems have been tested, installed, and the Company has no significant further obligations as evidenced by acceptance from the customer.

         Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue. Deferred revenues are recognized in the Consolidated Statement of Operations over the terms of the arrangements, primarily ranging from one to three years.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

CREDIT POLICY

         The Company reviews potential customers' credit ratings to evaluate customers' ability to pay an obligation within the payment term, which is usually net thirty days. When payment is reasonably assured, and no known barriers exist to legally enforcing the payment, the Company extends credit to customers, not to exceed 10% of their net worth. An account is placed on "Credit Hold" if it is thirty days past due or if a placed order exceeds the credit limit, and may be placed on "Credit Hold" sooner if circumstances warrant. The Company follows its credit policy consistently and constantly monitors all of its delinquent accounts for indications of uncollectibility.

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

         The Company capitalized internal software development costs of $617, $3,473, and $2,814 for the years ended July 31, 2001, 2002, and 2003, respectively. No amortization of such costs was recorded for the year ended July 31, 2001. Amortization of capitalized software development costs for the years ended July 31, 2002 and 2003 was $552 and $1,524, respectively. All the amortization of capitalized software development costs was charged to cost of sales for software and professional services.

         During the year ended July 31, 2002, management made the decision to discontinue further development efforts of a software project, and abandoned the project previously capitalized. The resulting charge of $2,381 was included as a component of cost of sales during the year ended July 31, 2002. No capitalized software development costs were impaired for the years ended July 31, 2001 or July 31, 2003.

CASH AND EQUIVALENTS

         Cash and equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased. As of July 31, 2003, the Company holds $730 in certificates of deposit to secure its note payable to Silicon Valley Bank and one capital lease.

SHORT-TERM INVESTMENTS

         Short-term investments are carried at market value. Short-term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities, and commercial paper, and all mature within one year of July 31, 2002 and 2003. The carrying amounts of the Company's short-term investments at July 31, 2002 and 2003 are as follows:

                                                  2002                       2003
                                         -----------------------     ---------------------
                                                         MARKET                    MARKET
                                           COST          VALUE         COST        VALUE
                                         --------       --------     -------      --------
Corporate obligations.................   $    722       $    722     $ 1,644      $  1,644
Other    .............................      1,993          1,993       2,201         2,201
                                         --------       --------     -------      --------
                                         $  2,715       $  2,715     $ 3,845      $  3,845
                                         ========       ========     =======      ========

         The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

portfolio. At July 31, 2002 and July 31, 2003, all investment securities are classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statements of Operations. As of July 31, 2002 and July 31, 2003, the Company did not have any unrealized gains or losses on available-for-sale securities. The Company realized $6,514, $1,670, and $0 in related gains during the years ended July 31, 2001, 2002, and 2003 respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company maintains an allowance for doubtful accounts to estimate losses from uncollectable customer accounts receivables. This estimate is based in the aggregate, on historical collection experience, age of receivables and general economic conditions. It also considers individual customers' payment experience, credit-worthiness and age of receivable balances.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems, and engineering, and is recorded at manufactured cost, if the Company manufactured the asset or is recorded at cost, if purchased. Depreciation and amortization are recorded using the straight-line method over the estimated economic useful lives of the assets, which range from two to eight years, over the lease term, or over the life of the improvement of the respective assets, as applicable. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic useful lives of its property and equipment and makes adjustments, if necessary, according to the latest information available.

INTANGIBLE ASSETS

         Intangible assets include the goodwill that resulted from various acquisitions by the Company. Amortization periods for the intangible assets associated with these acquisitions range from 8 to 15 years. In March 1999, the Company acquired substantially all of the assets of Vosaic LLP, an Internet video software and technology company. Amortization expenses were $0.1 million in fiscal year 2001. The amortization expenses relate to the amortization of goodwill resulting from this acquisition. Accumulated amortization of all goodwill was $6,192 at July 31, 2001.

         Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, "Goodwill and Other Intangibles Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. In accordance with SFAS No. 142, the Company is required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses are reflected in operating income from continuing operations on the Consolidated Statement of Operations. As a result of adopting of SFAS No. 142, the Company did not record any goodwill amortization expenses during the years ended July 31, 2002 and 2003. Additionally, as a result of the transitional impairment test, the Company did not record any impairment of its goodwill for the year ended July 31, 2002.

         During the third fiscal quarter of 2003, Forgent believed that the ongoing difficult economic environment and its associated negative impact on the Company's software business represented an indicator of a possible impairment on the Company's software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142 to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1,331 impairment of its goodwill related to its acquisition of GSS. This impairment was recorded as part of continuing operations on the Company's Consolidated Statement of Operations.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date. The resulting gains or losses from translation are included in a separate component of stockholders' equity. Income and expense from the subsidiaries are translated using monthly average exchange rates.

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

CONCENTRATION OF CREDIT RISK

         The Company sells its enterprise software and services to various companies across several industries, including third-party resellers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secured transactions when deemed necessary.

         Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company's licensing program. Additionally, the U.S. patent, which has generated the intellectual property licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

EMPLOYEE STOCK PLANS

         The Company determines the fair value of grants of stock, stock options and other equity instruments issued to employees in accordance with SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," which was amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. As allowed by SFAS No. 123, the Company has opted to continue to apply the existing accounting rules contained in APB No. 25, "Accounting for Stock Issued to

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

Employees." SFAS No. 123 and SFAS No. 148 have had no effect on the Company's financial position or results of operations.

         The Company records unearned compensation related to equity instruments that are issued at prices which are below the fair market value of the underlying stock on the measurement date. Such unearned compensation is amortized ratably over the vesting period of the related equity instruments.

         The Company applies APB No. 25 and related interpretations in accounting for its stock option plans for grants to employees. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices that are below the market price on the measurement date. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the fair value method, the Company's net (loss) income per share would have been reflected by the following pro forma amounts for the years ended July 31, 2001, 2002 and 2003:

                                                                   2001              2002             2003
Net (loss) income
     Net (loss) income as reported                             $    (32,540)    $     (6,103)    $      8,020

     Add: Stock-based employee compensation
     expense included in reported net (loss)
     income, net of related tax effects
                                                               $          -     $          -     $         11

     Deduct: Stock-based employee compensation
     expense determined under fair value-based method
     for all awards, net of related tax effects                $     (2,931)    $     (1,664)    $     (2,178)

     Pro forma (loss) income                                   $    (35,471)    $     (7,767)    $      5,853

Basic (loss) income per common share:
     As reported                                               $      (1.31)    $      (0.25)    $       0.33
     Pro forma                                                        (1.43)    $      (0.31)    $       0.24

Diluted (loss) income per common share:
     As reported                                               $      (1.31)    $      (0.25)    $       0.32
     Pro forma                                                 $      (1.43)    $      (0.31)    $       0.23

         The pro forma effect on net (loss) income for 2001, 2002, and 2003 is not representative of the pro forma effect on net (loss) income in future years because it does not take into consideration pro forma compensation expense related to grants issued prior to 1996.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended July 31, 2001, 2002, and 2003:

                                                                   2001             2002             2003
                                                               ------------     ------------     ------------
Dividend yield............................................               --               --               --
Expected volatility.......................................            73.57%           78.87%           82.63%
Risk-free rate of return..................................             4.95%            4.00%            3.27%
Expected life.............................................       7.41 years       5.84 years       6.60 years

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Forgent adopted the provisions of SFAS No. 149 effective the beginning of the fourth quarter of fiscal year 2003. Forgent had no derivative instruments as of July 31, 2003 or any hedging activities during the year ended July 31, 2003. Thus, the adoption of SFAS No. 149 had no impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Interpretation 46 requires the primary beneficiary, an entity that is subject to a majority of the risk of loss from the variable interest entity's ("VIE") activity or is entitled to receive a majority of the VIE's residual returns or both, to consolidate that VIE. The interpretation also requires disclosure about VIEs that a company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company did not have a variable interest in any VIEs as of July 31, 2003 and therefore does not expect the adoption of these provisions to have a material impact on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosures in both annual and interim financial statements regarding the effects of stock-based compensation. Forgent adopted the disclosure provisions of SFAS No. 148 effective the beginning of the third quarter of fiscal year 2003. The adoption of SFAS No. 148 had no impact on the Company's financial position or results of operations.

         In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. Forgent adopted Issue 00-21 on August 1, 2003 and the adoption had no significant impact on the Company's results of operations, financial position or cash flows.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company adopted the provisions of this statement for any restructuring activities initiated after December 31, 2002. No such activities were initiated during the year ended July 31, 2003.

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

3.       DISCONTINUED OPERATIONS

         On July 3, 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business ("Services Business"), based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group ("Gores"), a privately held international acquisition and management firm. The divestiture is a strategic move designed to enable Forgent to focus on growing its enterprise software and professional services and its intellectual property licensing businesses, increasing its cash balances, improving its overall gross margin and reducing its operating expenses. The assets sold include accounts receivable, inventory, fixed assets, certain prepaid assets, and goodwill. As consideration for the sale of the Services Business, the Company received $7,350 in cash, which was net of a $400 transaction extension fee, and the assumption of substantially all of the Services Business' liabilities, including deferred maintenance revenue, identified accounts payable and capital lease obligations.

         An additional $2,250 in cash has been held for possible purchase price adjustments and indemnity claims. Funds held for purchase price adjustments equal $1,250, $1,000 of which will remain in escrow for a period of 120 days subsequent to July 3, 2003. These funds will be distributed to the Company pursuant to the terms of the definitive purchase agreement and are adjusted if the net assets transferred by the Company to Gores on July 3, 2003 are determined to be less than $3,800 and/or the deferred revenue assumed by Gores on July 3, 2003 is determined to be greater than $7,600. The indemnity escrow, also consisting of $1,000, will remain in escrow for a period of 18 months subsequent to July 3, 2003. Details of this transaction and other important information are set forth in the Company's proxy statement for fiscal year 2002. Although management does not anticipate any purchase price adjustments or indemnity claims payable, Forgent cannot provide any assurances that it will receive some or any of the held funds.

         Forgent assigned its lease for approximately 6 thousand square feet of office space in Kennesaw, Georgia to Gores, which was accepted by the landlord with no further obligations by Forgent. This office space was utilized as a sales office for the Services Business. Furthermore, Forgent did not remain contingently liable for performance on existing contracts or future contracts entered into by Gores. The Company does not have any continuing involvement in the go-forward operations of the Services Business.

         In connection with sale of the Services Business, Forgent and Gores entered into a transition services agreement, whereby the Company will provide, for a fee at actual cost, certain transition services for Gores related to the assets acquired and liabilities assumed in the sale. Forgent and Gores also entered into a reseller agreement, whereby Gores may resell the Company's enterprise software products, and a co-marketing arrangement, whereby the Company will receive a commission for referring videoconferencing related service business to Gores. Gores retained approximately 70 employees employed by the Services Business. Upon completion of the sale of the Services Business, Forgent employed approximately 95 employees.

         In April 2002, Forgent sold inventory and certain other assets related to its integration business to SPL Integrated Solutions ("SPL"), a leading nationwide integrator that designs and installs large-display videoconferencing systems and fully integrated multimedia systems for corporations, educational institutions and government agencies. As a result of the sale, Forgent received $150 in cash and a $282 note receivable from SPL, which was fully paid as of July 31, 2003. SPL absorbed 15 members of Forgent's Professional Services Integration team and re-located to Forgent's videoconferencing hardware services facility in King of Prussia, Pennsylvania, where the combined team of engineers and technicians manage and execute the delivery of audio-video system integration and support. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third quarter of fiscal 2002.

         In January 2002, Forgent sold the operations and substantially all of the assets of its products business segment, including the VTEL name, to VTEL Products Corporation ("VTEL"), a privately held company created by the former Vice-President of Manufacturing and two other senior management members of the products business segment. As a result, the Company received cash of $500, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, a 5-year subordinated promissory note, bearing interest at an annual rate of

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

five percent, for $5,000 and 1,045 shares of common stock, par value $0.01 per share, representing 19.9% of the new company's fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how, and information of the Company that was used in the daily operations of the products business segment. The group of management who purchased the products segment (now referred to as VTEL) put up $500 of their own money at the closing. In addition, VTEL also received a $750 line of credit from a bank, which was not guaranteed by Forgent. The facilities lease was signed over to VTEL, which was accepted by the landlord with no further obligations by Forgent. Furthermore, Forgent did not remain contingently liable for performance on existing contracts or future contracts entered into by the newly formed entity. The Company does not have any continuing involvement in the go-forward operations of VTEL. It does not have veto power or any means to exercise influence over the operations of that company. The Company has made no guarantees with respect to any business matters as they relate to VTEL nor are there any situations whereby the Company would be required to reassume any obligations of VTEL.

         Due to uncertainties regarding VTEL's future business, Forgent fully reserved its equity interest in VTEL. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL for the year ended July 31, 2002. This charge was accounted for as part of continuing operations on the Company's Consolidated Statement of Operations. However, management is continuing its efforts on collecting these outstanding notes receivables despite the low probability of collection. Since the sale of the products business occurred several months after it was originally anticipated to close, and since the operations performed significantly worse than expected, an additional loss of $8,171 was recorded to discontinued operations in fiscal year 2002. As of July 31, 2001, the Company estimated the loss from the disposal of the products business segment to be $1,120. During the 2002 fiscal year, Forgent recorded an additional $255 in expenses associated with the completion of the sale.

         As a result of the sales of the videoconferencing hardware services, integration and products businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. The operating results of the videoconferencing hardware services, integration and products businesses for the fiscal years ended July 31, 2001, 2002, and 2003 were as follows:

                                                     2001           2002           2003
                                                  ---------      ---------      ---------
Revenues from unaffiliated customers                 85,488         41,548         14,824
(Loss) income from discontinued operations          (26,410)        (2,601)           599

The net assets from discontinued operations presented on the Consolidated Balance Sheets were as follows:

                                                                          2002             2003
                                                                      ------------     ------------
Current assets                                                        $      5,100     $          -
Non-current assets                                                          11,662                -
                                                                      ------------     ------------
                                                                            16,762                -
                                                                      ------------     ------------

Current liabilities                                                         (8,629)               -
Long-term liabilities                                                       (1,015)               -
                                                                      ------------     ------------
                                                                            (9,644)               -

Total net assets from discontinued operations                         $      7,118     $          -
                                                                      ============     ============

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

4.       ASSET IMPAIRMENT

         During the fiscal year ended July 31, 2003, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

                                                      FOR THE YEAR ENDED JULY 31, 2003
                                                      --------------------------------
                                                                (IN THOUSANDS)

                                                   CONTINUING    DISCONTINUED      TOTAL
                                                   OPERATIONS     OPERATIONS     IMPAIRMENT
                                                   ----------     ----------     ----------
Property lease                                     $      502     $      454     $      956
Notes & interest receivables                             (693)                         (693)
Goodwill                                                1,331              -          1,331
                                                   ----------     ----------     ----------
TOTAL IMPAIRMENT                                   $    1,140     $      454     $    1,594
                                                   ==========     ==========     ==========

         In November 2002, the GSS development operations in Atlanta, Georgia, were relocated to Forgent's headquarters in Austin, Texas. Management was unable to sublease the vacated space and upon review of the future undiscounted cash flows related to this lease, management recorded an impairment charge of $21. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were considerably less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $481. As of July 31, 2003, Forgent had $884 recorded as a liability on the Consolidated Balance Sheet related to its Wild Basin property. Forgent remained obligated to make lease payments in accordance with the original terms of both leases. Both the Atlanta and Wild Basin lease impairments were recorded as part of continuing operations on the Company's Consolidated Statement of Operations.

         Forgent's discontinued integration and videoconferencing hardware services businesses are located at its facilities in King of Prussia, Pennsylvania, which leases approximately 41 thousand square feet. As a result of the sale of Forgent's integration business, approximately 19% of the total lease space was subleased to SPL, based on then current market values. As a result of the sale of Forgent's videoconferencing hardware services business to Gores, approximately 37% of the total lease space was subleased to Gores, based on current market values. SPL, Gores, and another subtenant sublease 100% of the total lease space. However, in October 2003, SPL's sublease terminated and the subtenant vacated its leased space. Therefore, management reviewed the undiscounted cash flows of this lease and the related subleases, determined the economic value of the lost sublease rental income and recorded a one-time charge of $454. Forgent remained obligated to make lease payments in accordance with the original term of the lease. Since Forgent fully discontinued its operations in King of Prussia, the lease impairment for this facility was recorded as part of discontinued operations on the Company's Consolidated Statement of Operations.

         During the 2003 fiscal year, Forgent recorded $312 in accrued interest on both outstanding notes receivable from VTEL Products Corporation ("VTEL") and fully reserved the accrued interest. Management agreed with VTEL's management during the first fiscal quarter of 2003 to offset Forgent's accounts payable to VTEL with its accounts receivable, notes receivable, and interest receivable from VTEL. The Forgent liability was fully offset with the accounts receivable and the accrued interest and partially offset with the note in default, thus relieving $693 of the related reserves. Since the initial $5,967 charge to reserve the VTEL notes receivable were reported as part of the asset impairment from continuing operations, the related reduction of the reserves is also reported as part of the asset impairment from continuing operations. No cash was exchanged with these transactions.

         Additionally, the ongoing difficult economic environment and its associated negative impact on the Company's software business during fiscal year 2003 represented an indicator of a possible impairment on the Company's software business. Therefore, the Company was required to perform an impairment analysis in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

recorded a $1,331 impairment of its goodwill related to its acquisition of GSS. This impairment was recorded as part of continuing operations on the Company's Consolidated Statement of Operations.

         During the fiscal year ended July 31, 2002, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

                                                             FOR THE YEAR ENDED JULY 31, 2002
                                                             --------------------------------
                                                                       (IN THOUSANDS)

                                                          CONTINUING    DISCONTINUED      TOTAL
                                                          OPERATIONS     OPERATIONS     IMPAIRMENT
                                                          ----------     ----------     ----------
Property lease                                            $    2,063    $         -     $    2,063

Notes receivable                                               5,967              -          5,967
                                                          ----------     ----------     ----------
IMPAIRMENT IN OPERATING EXPENSES                               8,030              -          8,030
                                                          ==========     ==========     ==========
Capitalized software                                           2,381              -          2,381
                                                          ----------     ----------     ----------
TOTAL IMPAIRMENT                                          $   10,411     $        -     $   10,411
                                                          ==========     ==========     ==========

         Due to the disposition of the Products business in fiscal year 2002, the VTEL personnel relocated from Forgent's headquarters at 108 Wild Basin Road in Austin, Texas to VTEL's headquarters at 9208 Waterford Centre Blvd. in Austin, Texas. This relocation left a vacancy of approximately 52 thousand rentable square feet, or 38% of the total lease space. Additionally, Forgent had existing unoccupied space inventory due to the downsizing of the Company relating to its restructurings. In fiscal year 2002, Forgent was able to sublease some of the vacated space, but was unable to fully sublease the space due to the economic downturn during the year. Therefore, management analyzed the future undiscounted cash flows related to the lease on the Wild Basin property and determined the economic value of the lost sublease rental income. As a result, Forgent recorded a $2,063 impairment charge for the unleased space as of July 31, 2002. However, Forgent remained obligated to make lease payments in accordance with the original term of the lease. Additionally, Forgent received two subordinated promissory notes from VTEL as a result of the sale of the Products business. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting both of the outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL for the year ended July 31, 2002. These impairments were reported as part of continuing operations on the Consolidated Statement of Operations.

         The Company's OnScreen24(TM) operations, which were folded back into Forgent's core operations in January 2001, developed a video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback. Initially, management intended to leverage these efforts and further develop this technology as an added feature to its VNP software. Based upon customer feedback regarding the VNP software during fiscal year 2002, customers did not need advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks were performing. Therefore, management determined the video streaming technology would not be used in the development of VNP. As a result, the $2,381 capitalized software development costs associated with this technology was impaired during the year ended July 31, 2002 and was reported as part of cost of sales.

         During fiscal year 2001 management implemented a strategy to divest all non-core operations to focus on returning to profitability. Therefore, the Company folded its OnScreen24 subsidiary's operations back into the core business. OnScreen24 primarily operated from Forgent's property in Sunnyvale, California. During the third quarter of fiscal 2001, the Company sold its equity interest in the real estate lease for $500 and recorded a related $1,147 impairment for the leasehold improvements at the Sunnyvale facility. The $1,147 impairment in fiscal 2001 was all related to continuing operations.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

5.       ACQUISITIONS

         As approved by each company's board of directors, Forgent acquired certain assets and liabilities in a purchase business combination structured as an asset purchase of Global Scheduling Solutions, Inc., a global provider of enterprise conference room scheduling and resource management solutions, on June 4, 2002. This business combination was completed in order for Forgent to expand the quality and reach of its existing enterprise software sales and marketing efforts and to acquire an enterprise scheduling software solution to complement its Video Network Platform solution.

         Forgent paid Global Scheduling Solutions, Inc. a combination of $3,750 in cash, $250 held in escrow for representations and warranties, $700 tied to certain future contingent "earn-out" payments and the assumption of certain liabilities. The $700 liability was dependent upon the purchased assets generating a certain level of net revenue between April 2002 and September 2002. The acquisition was accounted for as a purchase of assets. Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total cost in excess of the tangible and intangible assets acquired of $5,229 was recorded as goodwill. The following table shows the amounts assigned to each major asset and liability class as of the date of acquisition:

Accounts Receivable              $   269
Software                             100
Computers & Equipment                 22
Goodwill                           5,229
                                 -------
  TOTAL ASSETS                   $ 5,620
                                 =======
Accounts Payable                 $   577
Accrued Liabilities                   92
Deferred Revenue                     251
                                 -------
  TOTAL LIABILITIES              $   920
                                 =======

         During the 2003 fiscal year, management settled the $700 contingent liability and paid Global Scheduling Solutions, Inc. $375. As part of the settlement, the $250 held in escrow was relieved. Therefore, the related goodwill was adjusted for the remaining contingent liability of $325 and the $250 escrow. Additionally, the related goodwill was adjusted for $55 as a result of finalizing the valuation of the assets acquired and liabilities assumed. As of January 31, 2003, the Company no longer had any liabilities owed to Global Scheduling Solutions, Inc.

6.       RESTRUCTURING ACTIVITIES

         In August 2001, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent's core competencies at that time as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $818 in the first quarter of fiscal 2002 for the restructuring. This charge is included in the loss from discontinued operations on the Consolidated Statement of Operations. As of July 31, 2002, all of the involuntary termination benefits had been paid.

7.       SALE OF ACCOUNTS RECEIVABLE

         During fiscal 2002, the Company sold $9,279 of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due primarily to an unanticipated significant drop in sales from discontinued operations and the remaining payments of outstanding payables related to the discontinued operations. Silicon Valley Bank purchased the assets at face value, less a fee of approximately 1.8% of the value of the accounts receivable sold and a one-time set-up fee of $13. The Company received proceeds from Silicon Valley Bank of $9,100.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

         Under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which Forgent adopted as of January 31, 2002, a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets, and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfer of the accounts receivable as a sale of asset, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $178 for the year ended July 31, 2002. Excluding the accounts receivable sold as part of the divestiture of the videoconferencing hardware services business (see Note
3), no other accounts receivable were sold during the year ended July 31, 2003.

8.       INTANGIBLE ASSETS

         Effective August 1, 2001, the Company chose early adoption of SFAS No. 142, "Goodwill and Other Intangibles Assets," which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. In accordance with SFAS No. 142, the Company was required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses are reflected in operating income from continuing operations on the Consolidated Statement of Operations. As a result of adopting of SFAS No. 142, the Company did not record any goodwill amortization expenses during the years ended July 31, 2002 and 2003.

         Amortization expenses were $146 in fiscal year 2001. In March 1999, the Company acquired substantially all of the assets of Vosaic LLP, an Internet video software and technology company. The amortization expenses relate to the amortization of goodwill resulting from this acquisition. As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of the previously reported net loss and earnings per share as if SFAS No. 142 had been adopted is presented as follows:

                                       2001           2002           2003
Reported net (loss) income         $  (32,540)     $  (6,103)      $  8,020
Add back goodwill amortization            146             --             --
                                   ----------------------------------------
Adjusted net (loss) income         $  (32,394)     $  (6,103)      $  8,020
                                   ========================================
Basic earnings per share:
As reported                        $    (1.31)     $   (0.25)      $   0.33
Goodwill amortization                    0.01             --             --
                                   ----------------------------------------
Adjusted earnings per share        $    (1.30)     $   (0.25)      $   0.33
                                   ========================================
Diluted earnings per share:
As reported                        $    (1.31)     $   (0.25)      $   0.32
Goodwill amortization                    0.01             --             --
                                   ----------------------------------------
Adjusted earnings per share        $    (1.30)     $   (0.25)      $   0.32
                                   ========================================

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

9.       PROPERTY AND EQUIPMENT

         Property and equipment and related depreciable useful lives are composed of the following:

                                                                         JULY 31,
                                                                 ------------------------
                                                                   2002           2003
                                                                 ---------     ----------
Furniture and equipment: 2-5 years                               $   6,404     $    3,070
Internal support equipment: 2-4 years                                  868            626
Capital leases: lease term or life of the asset                        389            410
Leasehold improvements: lease term or life of the improvement        2,309          2,207
                                                                 ---------     ----------
                                                                     9,970          6,313
Less accumulated depreciation                                       (6,959)        (4,155)
                                                                 ---------     ----------
                                                                 $   3,011     $    2,158
                                                                 =========     ==========

         The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. Depreciation and amortization expense relating to property and equipment was approximately $3,783, $1,477 and $1,061 for the years ended July 31, 2001, 2002 and 2003, respectively.

10.      NOTES PAYABLE

         Notes payable at July 31, 2003 consist of the following:

                                                                      2002         2003
                                                                    --------     --------
Note payable to Silicon Valley Bank in monthly installments
  through July 2006, bearing interest at prime plus 0.75%           $    499     $    646
Note payable to Global Scheduling Solutions, Inc. subject to
  "earn-out" provisions through October 31, 2002, bearing no
  interest                                                               700           --
                                                                    --------     --------
                                                                       1,199          646
Less:  current maturities                                               (899)        (323)
                                                                    --------     --------
Long-term notes payable                                             $    300     $    323
                                                                    ========     ========

         The note payable to Silicon Valley Bank is secured by a certificate of deposit equal to the $646 balance due as of July 31, 2003.

11.      STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

         During fiscal years 2002 and 2003, the Company repurchased 788 and 709 shares of its Common Stock for $2,749 and $1,374, respectively. These purchased shares remained in treasury as of the end of fiscal year 2003. The repurchase of stock resulted in an increase in loss per share of $0.01 in fiscal year 2002 and an increase in income per share of $0.02 in fiscal year 2003.

STOCK AND STOCK OPTION PLANS

         Forgent has three stock option plans, the 1989 Stock Option Plan (the "1989 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1992 Director Stock Option Plan (the "1992 Plan"). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. Effective June 1999, the 1989 Plan expired whereby the Company can no longer grant options under the 1989 Plan; however,

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to non-employee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $4, $106, and $216 thousand for fiscal years ending July 31, 2001, 2002, and 2003.

         As of July 31, 2003, Forgent had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options Outstanding                       4,268
Options available for future grant          718
                                          =====
Shares reserved                           4,986

         The following table summarizes activity under all Plans for the years ended July 31, 2001, 2002, and 2003.

                                                  2001                   2002                    2003
                                                --------               --------                --------
                                                WEIGHTED               WEIGHTED                WEIGHTED
                                                AVERAGE                AVERAGE                  AVERAGE
                                    SHARES      EXERCISE     SHARES    EXERCISE    SHARES      EXERCISE
                                    (000'S)      PRICE      (000'S)     PRICE      (000'S)       PRICE
                                                --------    -------    --------    -------     --------
Outstanding at the
beginning of the year.........       3,999      $   5.39      3,613    $  4.45       3,697     $   3.95
  Granted.....................       1,527          1.29      2,637       3.28       1,825         1.97
  Exercised...................          (3)         1.10       (593)      1.83        (169)        1.69
  Canceled....................      (1,910)         3.88     (1,956)      4.63      (1,085)        5.69
                                                --------    -------    -------     -------    ---------
Outstanding at the end of
the year                             3,613      $   4.45      3,701    $  3.94       4,268     $   2.76
                                    ======                  =======                =======
Options exercisable at the
year end                             3,563      $   4.47      3,644    $  3.95       4,184     $   2.77
                                    ======                  =======                =======
Weighted average fair value
  of options granted during
  the year                                      $   0.95               $  2.19                 $   1.97

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   -------------------             ---------------------------
                                        WEIGHTED-
                         NUMBER          AVERAGE      WEIGHTED-       NUMBER         WEIGHTED-
                       OUTSTANDING      REMAINING      AVERAGE      EXERCISABLE       AVERAGE
   RANGE OF               AT          CONTRACTUAL    EXERCISE          AT           EXERCISE
 EXERCISE PRICES      JULY 31, 2003       LIFE          PRICE      JULY 31, 2003       PRICE
-----------------     -------------    -----------    ---------    -------------     ---------
$  0.88 -- $ 1.60               682     8.10 years    $    1.28              636     $    1.28
   1.61 --   1.61             1,039           9.21         1.61            1,039          1.61
   1.66 --   3.04             1,150           8.61         2.74            1,125          2.77
   3.10 --   4.00               890           8.65         3.71              877          3.71
   4.01 --  20.56               507           6.27         5.44              507          5.44
-----------------     -------------    -----------    ---------    -------------     ---------
$ 0.88  -- $20.56             4,268           8.41    $    2.76            4,184     $    2.77
=================     =============    ===========    =========    =============     =========

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

         Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed. At July 31, 2003, options to purchase 1,960 shares were vested. At July 31, 2003, no unvested options had been exercised.

EMPLOYEE STOCK PURCHASE PLAN

         On April 29, 1993, Forgent adopted an Employee Stock Purchase Plan ("Employee Plan"), which enables all employees to acquire Forgent stock under the plan. The Employee Plan authorizes the issuance of up to 1,350 shares of Forgent's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or
(b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 103 shares, 99 shares, and 178 shares, respectively, for the years ended July 31, 2001, 2002, and 2003.

RESTRICTED STOCK PLAN

         On December 17, 1998, the Company adopted a restricted stock plan (the "1998 Plan"). The 1998 Plan authorizes the issuance of up to one million shares of Forgent's Common Stock to be used to reward, incent and retain employees. During fiscal year 2003 the Company issued 19 shares under the 1998 plan with a weighted-average grant date fair market value of $1.94 and resulting in $36 of expense during the year ended July 31, 2003. During fiscal year 2002 the Company issued 115 shares under the 1998 plan with a weighted-average grant date fair market value of $2.64 and resulting in $85 of expense during the year ended July 31, 2002. No shares were issued under the 1998 Plan in fiscal year 2001.

MODIFICATIONS TO OPTIONS

         On July 18, 2002, the Company modified the change of control agreements of certain officers of the Company. The original option agreements accelerated the vesting schedule of the officers' unvested options three months for every year of employment in the event of a change of control as defined in the plan. The modified agreements vest all unvested options upon a change of control, regardless of length of service. As of July 18, 2002, the potential charge related to this modification was approximately $591 and will be recognized upon a change of control. As there is no pending or anticipated change of control event, the Company has not recognized a charge. In addition, the maximum severance allowed under the agreements was reduced from 1.8 times annual salary to 1.0 times annual salary.

12.      DEFINED CONTRIBUTION PLAN

         The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $57, $135 and $83 for the years ended July 31, 2003, July 31, 2002, and July 31, 2001, respectively. These contributions were recorded as expense in the Consolidated Statement of Operations.

13.      REVENUE CONCENTRATION

         Thirty-five percent of the Company's total revenue for the year ended July 31, 2003 was generated by one-time intellectual property license agreements with three companies. Fifty-three percent of the Company's total revenue for the year ended July 31, 2002 was generated by one-time intellectual property license agreements with two companies. While the Company does not anticipate any additional intellectual property revenue from these companies, it continues to actively seek licenses with other users of its technology. Additionally, the U.S. patent, which has generated the licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

14.      EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 2001, 2002 and 2003. Approximately 2,613 options, 3,701 options and 2,596 options in fiscal 2001, 2002 and 2003, respectively were not included in the computation of the dilutive stock options because the effect of such options would be anti-dilutive.

                                                                        2001        2002        2003
                                                                      --------    --------    --------
Weighted average shares outstanding - basic                             24,878      24,814      24,660
Effect of dilutive stock options                                            --          --         541
                                                                      --------    --------    --------
Weighted average shares outstanding - diluted                           24,878      24,814      25,201
                                                                      ========    ========    ========
Basic (loss) income earnings per share -- from continuing operations  $  (0.20)   $  (0.13)   $   0.38
Basic loss per share -- from discontinued operations                     (1.11)      (0.12)      (0.05)
                                                                      --------    --------    --------
Basic (loss) income earnings per share - total                        $  (1.31)   $  (0.25)   $   0.33
                                                                      ========    ========    ========

Diluted (loss) income earnings per share -- from continuing
   operations                                                         $  (0.20)   $  (0.13)   $   0.37
Diluted loss per share -- from discontinued operations                   (1.11)      (0.12)      (0.05)
                                                                      --------    --------    --------
Diluted (loss) income earnings per share - total                      $  (1.31)   $  (0.25)   $   0.32
                                                                      ========    ========    ========

15.      FEDERAL INCOME TAXES

         The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 2001, 2002 and 2003:

                                         2001         2002         2003
                                       --------     ---------    --------
CURRENT:
   Federal                             $  (257)     $   (177)    $    126
   State                                   (47)           --           --
                                       -------      --------     --------
     Total current                        (304)         (177)         126

DEFERRED:
   Federal                                  --            --           --
   State                                    --            --           --
                                       -------      ---------    --------
     Total deferred                         --            --           --
                                       -------      ---------    --------
                                       $  (304)     $   (177)    $    126
                                       =======      =========    ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

components of the Company's deferred taxes at July 31, 2002 and 2003 are as follows:

                                                        2002           2003
                                                     -----------    ----------
DEFERRED TAX ASSETS:
   Net operating loss carryforwards                  $    54,599    $    51,012
   Research and development credit carryforwards           6,089          6,174
   Reserve on investment                                   2,208          2,087
   Minimum tax credit carryforwards                          110            280
   Fixed assets                                               --            343
   Inventory and warranty provisions                         164              2
   Charitable contributions                                   52             53
   Compensation accruals                                      39             --
   Deferred revenue                                          367             99
   Allowance for receivables                                 239             --
   Impaired assets                                           668            503
   Other                                                      --            248
                                                     -----------    -----------
                                                          64,535         60,801
DEFERRED TAX LIABILITIES:
   Capitalized software                                   (1,499)        (1,785)
   Fixed assets                                           (1,895)            --
   Other                                                    (111)            --
                                                     -----------    -----------
                                                          (3,505)        (1,785)
                                                     -----------    -----------
   Net deferred tax assets                                61,030         59,016
   Valuation allowance                                   (61,030)       (59,016)
                                                     -----------    -----------
   Net deferred taxes                                $        --    $        --
                                                     ===========    ===========

         At July 31, 2003, the Company had federal net operating loss carryforwards of approximately $138,000, research and development credit carryforwards of approximately $6,173, and alternative minimum tax credit carryforwards of approximately $280. The net operating loss and credit carryforwards will expire in varying amounts from 2004 through 2021, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely. Net operating losses related to the Company's foreign subsidiaries of $6,384 are available to offset future foreign taxable income.

         As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

         Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2001, 2002, and 2003. The valuation allowance decreased by approximately $2,014 during the year ended July 31, 2003. Approximately $7,858 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

         Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

         The Company's provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2001, 2002, and 2003 primarily as a result of the following:

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

                                                         2001            2002          2003
                                                      ----------      ----------    ----------
Computed at statuory rate                             $  (11,167)     $   (2,221)   $    3,243
State taxes, net of federal benefit                         (824)           (163)          257
Foreign losses not benefited                                 813             395             3
Permanent items                                               93              21            16
R&D and AMT credit generated                                (399)           (287)         (192)
Extraterritorial income benefit                               --              --          (340)
Tax carryforwards not previously benefited                11,180           2,078        (2,861)
                                                      ----------      ----------    ----------
                                                      $     (304)     $     (177)   $      126
                                                      ==========      ==========    ==========

16.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         Forgent leases computers, furniture, equipment, and office space under non-cancelable leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. The Company also has several capital leases for computer and office equipment. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment.

         Future minimum lease payments under all operating and capital leases, and payments on its notes payable, as of July 31, 2003 are as follows:

                                           OPERATING        CAPITAL         NOTES
                                             LEASE           LEASE         PAYABLE
         FISCAL YEAR ENDING:              OBLIGATIONS     OBLIGATIONS    OBLIGATIONS
--------------------------------------    -----------     -----------    -----------
2004                                      $     4,349     $        49    $       351
2005                                            4,289               6            231
2006                                            4,156              --            105
2007                                            3,447              --             --
2008                                            3,370              --             --
Thereafter                                     15,525              --             --
                                          -----------     -----------    -----------
TOTAL                                     $    35,136     $        55    $       687
                                          ===========     ===========    ===========
Less amount representing interest                                  (5)           (41)
                                                          -----------    -----------
Net present value of future minimum payments                       50            646

Less current portion of obligations                               (44)          (323)
                                                          -----------    -----------
Long-term portion of obligations                          $         6    $       323
                                                          ===========    ===========

         The current portion of the capital lease obligations is included in other accrued liabilities on the Consolidated Balance Sheet.

         As part of the sale agreement of the products business segment, Forgent assigned the lease for its former manufacturing facility in Austin, Texas to the new company, VTEL Corporation, who assumed all obligations under the existing lease. Therefore, these lease payments are excluded from the minimum operating lease payments presented above. Similarly, the lease payments for the Company's former service sales office in Kennesaw, Georgia are excluded from the minimum operating lease payments since this lease was assigned to Gores as part of the sale of the videoconferencing hardware services business. Gores assumed all obligations under this existing lease. Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company's operations.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

         Total rent expense under all operating leases for the years ended July 31, 2001, 2002 and 2003 was $4,848, $3,497, and $1,399, respectively. During the years ended July 31, 2001, 2002, and 2003, the Company received $920, $708, and $585 respectively, in rental income under sub-leasing arrangements. These amounts offset against rental expense in the Consolidated Statements of Operations. At July 31, 2003, future minimum lease payments receivable under non-cancelable sub-lease arrangements totaled $3,199 for all future years and sub-tenant deposits totaled $141.

         As of July 31, 2003, the Company had a $835 liability remaining on its books related to a Tenant Improvement Allowance that was paid to the Company by the landlord for its Wild Basin property in Austin, Texas. The liability is amortized monthly as a reduction in rental expense over the life of the lease on a straight-line basis. Approximately $748 of this liability is reported as part of long-term liabilities on the Company's Consolidated Balance Sheet.

         As of July 31, 2003, Forgent had a $1,360 liability related to impairment charges for the economic value of the lost sublease rental income at its properties in Austin, Texas, King of Prussia, Pennsylvania, and Atlanta, Georgia. The liability is amortized monthly as a reduction in rental expense based on the difference between the actual subtenant rental income and the expected subtenant rental income. Approximately $593 of this liability is reported as part of long-term liabilities on the Company's Consolidated Balance Sheet.

CONTINGENCIES

         The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial condition, results of operation or cash flows.

         In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company's Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserts is at least $5.0 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

17.      SEGMENT INFORMATION

         In the past, Forgent managed its business primarily along the lines of three reportable segments: Solutions, Products, and Internet Ventures. The Solutions segment provided a wide variety of maintenance, network consulting and support services to customers, and designed and installed custom integrated visual communication systems primarily in meetings spaces of large corporations. In April 2002, the Company sold its integration business within this segment and in July 2003, the Company sold its videoconferencing hardware services business within this segment. Thus, the entire Solutions segment is accounted for as discontinued operations in the consolidated financial statements. The Products segment designed, manufactured, and sold multi-media visual communication products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. As a result of the sale of the Products segment in January 2002, the Products segment is also accounted for as discontinued operations in the consolidated financial statements. The Internet Ventures included OnScreen24(TM), which delivered and marketed visual communication tools for the Internet and ArticuLearn(TM), an e-learning portal provider for commercial and educational businesses that delivered learning content in a web environment. OnScreen24's operations were folded back into the core businesses as of January 31, 2001 and ArticuLearn's operations were terminated as of June 30, 2001.

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA OR OTHERWISE NOTED)

         Currently, the Company operates in two distinct segments: software and professional services, and intellectual property licensing. Forgent's software and professional services business provides customers with enterprise meeting automation software as well as software customization, installation, training, network consulting, hardware devices, and other comprehensive related services. Forgent's intellectual property licensing business is currently focused on generating licensing revenues relating to the Company's data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The accounting policies of the segments are the same as those described in Note 2.

         The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. The prior years' segment information has been restated to present the Company's reportable segments as they are currently defined. The Company does not identify assets or capital expenditures by reportable segments. Additionally, the Chief Executive Officer and Chief Financial Officer do not evaluate the segments based on these criteria.

         Revenue and cost of sales for each of the reportable segments are disclosed in the Consolidated Statements of Operations. Goodwill associated with specific segments is as follows:

                                         FOR THE YEARS JULY 31,
                                           2002          2003
                                       -----------    -----------
Software and professional services     $     6,894    $     5,042
Intellectual property licensing                 --             --
                                       -----------    -----------
Total                                  $     6,894    $     5,042
                                       ===========    ===========

         Revenue and long-lived assets related to operations in the United States and foreign countries for the three fiscal years ended July 31, 2003 are presented below. Revenues generated between foreign geographic locations have historically been insignificant.

                                                FOR THE YEARS ENDED JULY 31,
                                             2001         2002           2003
                                           --------     ---------      ---------
Revenue from unaffiliated customers:
   United States                           $    103     $   2,164      $   5,894
   Foreign                                       --        31,222         47,970
Long-lived assets at the end of year:
   United States                           $  9,745     $  13,857      $  12,257
   Foreign                                       --            --             --

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

18.      QUARTERLY INFORMATION (UNAUDITED)

         The following tables contain selected unaudited consolidated statements of operations and earnings (loss) per share data for each quarter during fiscal years 2003 and 2002.

                                                                         FOR THE THREE MONTHS ENDED
                                                     OCT. 31, 2002    JAN. 31, 2003     APRIL 30, 2003    JULY 31, 2003
Total revenues, as reported                            $ 12,531          $ 12,501          $ 17,107          $ 24,301
Service revenue - discontinued operations in fourth
fiscal quarter of 2003                                   (4,723)           (4,127)           (3,726)                -
                                                       --------          --------          --------          --------
Restated total revenues                                $  7,808          $  8,374          $ 13,381          $ 24,301
                                                       ========          ========          ========          ========

Gross margin from continuing operations, as reported   $  5,186          $  5,420          $  7,297          $ 11,720
Service margin - discontinued operations in fourth
fiscal quarter of 2003                                   (1,600)           (1,451)           (1,014)                -
                                                       --------          --------          --------          --------
Restated gross margin from continuing operations       $  3,586          $  3,969          $  6,283          $ 11,720
                                                       ========          ========          ========          ========

Gross margin from discontinued operations                 1,600             1,451             1,014              (195)
                                                       ========          ========          ========          ========
Net income                                             $    925          $  1,315          $  1,723          $  4,057
                                                       ========          ========          ========          ========
Basic income per share                                 $   0.04          $   0.05          $   0.07          $   0.17
                                                       ========          ========          ========          ========
Diluted income per share                               $   0.04          $   0.05          $   0.07          $   0.16
                                                       ========          ========          ========          ========

                                                                          FOR THE THREE MONTHS ENDED
                                                        OCT. 31, 2001   JAN. 31, 2002   APRIL 30, 2002  JULY 31, 2002
Total revenues, as reported                                $  6,668        $  8,018        $ 22,317        $ 17,076
Service revenue - discontinued operations in fourth
fiscal quarter of 2003                                       (6,586)         (7,643)         (6,464)              -
                                                           --------        --------        --------        --------
Restated total revenues                                    $     82        $    375        $ 15,853        $ 17,076
                                                           ========        ========        ========        ========

Gross margin from continuing operations, as reported       $  2,332        $    762        $ 11,708        $  8,350
Service margin - discontinued operations in fourth
fiscal quarter of 2003                                       (2,443)         (3,189)         (2,866)              -
                                                           --------        --------        --------        --------
Restated gross margin from continuing operations           $   (111)       $ (2,427)       $  8,842        $  8,350
                                                           ========        ========        ========        ========

Gross margin from discontinued operations                     6,114           4,364           2,887           1,181
                                                           ========        ========        ========        ========
Net (loss) income                                          $ (2,570)       $ (8,553)       $  2,481        $  2,539
                                                           ========        ========        ========        ========
Basic (loss) income per share                              $  (0.10)       $  (0.34)       $   0.10        $   0.09
                                                           ========        ========        ========        ========
Diluted (loss) income per share                            $  (0.10)       $  (0.34)       $   0.10        $   0.09
                                                           ========        ========        ========        ========

19.      SUBSEQUENT EVENT (UNAUDITED)

         As approved by each company's board of directors and finalized on October 6, 2003, Forgent acquired certain assets and the operations of Network Simplicity Software Inc. ("Network Simplicity"), a privately held provider of web-based scheduling solutions for the small to medium business market. Network Simplicity's flagship product, Meeting Room Manager (TM), is a scheduling application designed for the ease of use and rapid deployment across small to medium sized businesses and complements Forgent's current ALLIANCE software

                             FORGENT NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

suite, which is focused on the high-end enterprises. Additionally, Network Simplicity's distribution model is based on telesales and web-based sales, which also complement ALLIANCE's direct distribution model. Forgent purchased Network Simplicity for approximately $3,500, consisting of $1,800 in cash, $200 in escrow for representations and warrants and $1,500 in payments tied to certain future contingencies. Additionally, Forgent paid Network Simplicity approximately $159 for its existing working capital as of October 6, 2003. This acquisition allows the Company to extend its current enterprise software product offerings and to expand its market opportunities into the small to medium business market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.      CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chairman of the Board and the Chief Executive Officer ("CEO"), as appropriate to allow timely decisions regarding required disclosure.

         The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of July 31, 2003. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company's internal controls over financial reporting during the year ended July 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. "Business - Executive Officer" for information concerning executive officers.

         Information regarding Forgent's code of ethics contained under the caption "Policies on Business Ethics and Conduct" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

         Information regarding Forgent's Audit Committee Financial Expert is contained under the caption "Report of the Audit Committee" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11.      EXECUTIVE COMPENSATION

         Information contained under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information contained under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

         Information contained under the caption "Equity Compensation Plans" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information contained under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information contained under the caption "Fees" in the Proxy Statement is incorporated herein by reference in response to this Item 14.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (1) The following Consolidated Financial Statements of the Company and Report of Independent Accountants as set forth in Item 8 of this report are filed herein.

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of July 31, 2002 and 2003.

         Consolidated Statements of Operations for the years ended July 31, 2001, 2002, and 2003.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended July 31, 2001, 2002, and 2003.

         Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2002, and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

         (2) All other schedules for which provision is made in the applicable account regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

         (3) The exhibits filed in response to Item 601 of Regulations S-K are listed in the Index to the Exhibits.

         (4) The Company filed the following reports on Form 8-K:

                  On May 29, 2003, the registrant filed a report on Form 8-K announcing its financial results for the quarter ended April 30, 2003.

                  On July 3, 2003 the registrant filed a report on Form 8-K announcing the sale of its videoconferencing hardware services business.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FORGENT NETWORKS, INC.

October 29, 2003                           By   /s/ RICHARD N. SNYDER
                                              ----------------------------
                                                     Richard N. Snyder
                                                  Chief Executive Officer

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

           SIGNATURE                                 TITLE                                  DATE
           ---------                                 -----                                  ----
   /s/  RICHARD N. SNYDER                  Chief Executive Officer                     October 29, 2003
--------------------------------           Chairman of the Board
        Richard N. Snyder                  (Principal Executive Officer)

   /s/  JAY C. PETERSON                    Chief Financial Officer                     October 29, 2003
--------------------------------           Vice-President - Finance and Treasurer
        Jay C. Peterson                    (Principal Financial Officer and
                                           Principal Accounting Officer)

   /s/  RICHARD AGNICH                              Director                           October 29, 2003
--------------------------------
        Richard Agnich

   /s/  KATHLEEN A. COTE                            Director                           October 29, 2003
--------------------------------
        Kathleen A. Cote

   /s/  LOU MAZZUCCHELI                             Director                           October 29, 2003
--------------------------------
        Lou Mazzuccheli

   /s/  RAY MILES                                   Director                           October 29, 2003
--------------------------------
        Ray Miles

   /s/  JAMES H. WELLS                              Director                           October 29, 2003
--------------------------------
        James H. Wells

                             FORGENT NETWORKS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II


                                                                          PROVISION
                                                              BALANCE        FOR           WRITE-OFF OF
                                                                AT         DOUBTFUL        UNCOLLECTIBLE        BALANCE AT
                                                             BEGINNING     ACCOUNTS          ACCOUNTS             END OF
                                                              OF YEAR     RECEIVABLE        RECEIVABLE              YEAR
                                                             ---------    ----------       -------------        -----------
                                                                                    (IN THOUSANDS)
Accounts receivable - Allowances for Doubtful accounts

   Year ended July 31, 2001                                        888           468 (1)            (267) (1)        1,089
   Year ended July 31, 2002                                      1,089         1,355 (1)          (1,629) (1)          815
   Year ended July 31, 2003                                        815           460 (2)          (1,275) (3)           --

(1) All of the activity relates to Forgent's discontinued products, integration, and videoconferencing hardware services operations.

(2) Approximately $51 of the provision for doubtful accounts receivable was recorded as part of continuing operations and $409 of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations.

(3) Approximately $703 of the write-offs relate to the Allowance for Doubtful Accounts that was sold to Gores as part of the sale of the videoconferencing hardware services business. None of the remaining $572 in write-offs relate to Forgent's continuing software and professional services or intellectual property operations.

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                                         DOCUMENT DESCRIPTION
-------           -----------------------------------------------------------------------------------------------------------------
(a)(1)     --     The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 43 of this Report

(a)(2)     --     The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial
                  Statements and Financial Statement Schedules on page 43 of this Report

(a)(3)     --     The following exhibits are filed with this Annual Report on Form 10-K:

2.1        --     Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and
                  CLI (incorporated by reference to the Exhibit 99.1 of VTEL's Report on Form 8-K dated January 6, 1997).

3.1        --     Fourth Amended Restated Certificate of Incorporation (incorporated by reference the Exhibit 3.1 to the Company's quarterly report form 10-Q for the period ended June 30, 1993).

3.2        --     Amendment to Fourth Amended and Restated Certificate of Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware (incorporated by reference the Exhibit 3.1 to the Company's Annual Report on form 10-K for the period ended July 31, 1997).

3.3        --     Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989
                  (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 33-45876,
                  as amended).

3.4        --     Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992
                  (incorporated by reference to Exhibit 19.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 1992).

3.5        --     Amendment to the Bylaws of the Company as adopted by the
                  Board of Directors of the Company effective as of July 10,
                  1996 (incorporated by reference to Exhibit 4.5 to the
                  Company's Current Report on Form 8-K dated July 10, 1996).

4.1        --     Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1, File No. 33-45876, as amended).

4.2        --     Rights Agreement dated as of July 10, 1996 between VTEL
                  Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series
                  A Preferred Stock, $.01 par value, the form of Rights
                  Certificate, and the Summary of Rights to Purchase Series A
                  Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 10, 1996).

10.1       --     License Agreement, dated as of November 7, 1990, between
                  Universite de Sherbrooke, as Licenser, and the Company, as
                  Licensee (incorporated by reference to Exhibit 10.5 to the
                  Company's Registration Statement on Form S-1, File No.
                  33-45876, as amended).

10.2       --     VideoTelecom Corp. 1989 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.3       --     Form of VideoTelecom Corp. Nonqualified Stock Option
                  Agreement (incorporated by reference to Exhibit 10.16 to the
                  Company's Registration Statement on Form S-1, File No.
                  33-45876, as amended).

10.4       --     Form of VideoTelecom Corp. Incentive Stock Option Agreement
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.5       --     Distributor Agreement dated January 8, 1990, between US
                  WEST Communications Services, Inc. and the Company
                  (incorporated by reference to Exhibit 10.18 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.6       --     Purchase Agreement effective October 1, 1990, between GTE
                  Service Corporation and the Company, as amended July 1, 1991
                  (incorporated by reference to Exhibit 10.19 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.7       --     Distribution Agreement, made and entered into November 1,
                  1991, by and between Microsoft Corporation and the Company
                  (incorporated by reference to Exhibit 10.22 to the Company's
                  Registration Statement on Form S-1, File No. 33-45876, as
                  amended).

10.8       --     VideoTelecom Corp. 1992 Director Stock Option Plan
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.9       --     VideoTelecom Corp. Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration on Form S-8, File No. 33-51822).

10.10      --     Lease agreement, executed by Waterford HP, Ltd. on June 14,
                  1994, as Landlord, and the Company, as Tenant, together with
                  First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2,
                  1994, Second Amendment of Lease Agreement between Waterford
                  HP, Ltd., as Landlord, and the Company, as Tenant, dated
                  February 1, 1995, and Net Profits Agreement, executed between
                  Waterford HP, Ltd. on June 14,

                  1994 and the Company (incorporated by reference to Exhibit
                  10.17 to the Company's 1994 Annual Report on Form 10-K).

10.11      --     Subscription Agreement dated June 14, 1995 by and between
                  VTEL Corporation, Accord Video Telecommunications, Ltd.,
                  Nizanim Fund (1993) Ltd., the "Star Entities", Manakin
                  Investments BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and
                  Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon
                  request).

10.12      --     Amendment to the VideoTelecom Corp. 1989 Stock Option Plan
                  and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company's 1996 Definitive
                  Proxy Statement).

10.13      --     The VTEL Corporation 1996 Stock Option Plan (the terms of
                  which are incorporated by reference to the Company's 1995
                  Definitive Proxy Statement).

10.14      --     Amendment to the VTEL Corporation 1996 Stock Option Plan
                  (the terms of which are incorporated by reference to the
                  Company's Joint Proxy Statement filed on April 24, 1997).

10.15      --     Compression Labs, Incorporated 1980 Stock Option Plan - the
                  ISO Plan (incorporated by reference to the Annual Report on
                  Form 10-K of Compression Labs, Inc. for the year ended
                  December 31, 1994).

10.16      --     Revised forms of Incentive Stock Option and Early Exercise
                  Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of
                  Compression Labs, Inc. filed on June 6, 1994).

10.17      --     Consulting and separation agreement between Compression
                  Labs, Incorporated and John E. Tyson dated February 16, 1996
                  (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31,
                  1995).

10.18      --     Lease Agreement, dated January 30, 1998, between 2800
                  Industrial, Inc., Lessor and VTEL Corporation, Lessee
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the three months ended April
                  30, 1998).

10.19      --     First Amendment, dated March 11, 1998, to Lease Agreement
                  dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the three months ended April 30, 1998).

10.20      --     The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company's 1998
                  Definitive Proxy Statement).

10.21      --     Loan and Security Agreement, dated May 5, 1999, between
                  Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and
                  the Company, as Borrower. (incorporated by reference to
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended July 31, 1999)

10.22      --     Change-in-Control Agreements with members of senior
                  management of the Company (incorporated by reference to
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  the year ended July 31, 1998)

10.22(a)   --     Stephen L. Von Rump

10.22(b)   --     Rodney S. Bond

10.22(c)   --     Dennis M. Egan

10.22(d)   --     Vinay Goel

10.22(e)   --     Steve F. Keilen

10.22(f)   --     F.H. (Dick) Moeller

10.22(g)   --     Ly-Huong T. Pham

10.22(h)   --     Michael J. Steigerwald

10.22(i)   --     Bob R. Swem

10.22(j)   --     Judy A. Wallace

10.23      --     Change-in Control Agreements with members of senior
                  management of the Company (incorporated by reference to
                  exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended January 31, 2000)

10.23(a)   --     Brian C. Sullivan

10.23(b)   --     Stephen Cox

10.23(c)   --     Stephen Von Rump (amended)

10.24 Officer and Director Stock Loan Program (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K/A for the year ended July 31, 2002)


21.1       --     List of Subsidiaries

23.1       --     Consent of Ernst & Young LLP

31.1       --     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2       --     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1       --     Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

32.2       --     Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002