Form 10-K/A
period 2003-07-31
FORGENT NETWORKS  INC
filed 2003-11-26
CIK 884144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (Mark One)

                     X  ANNUAL REPORT PURSUANT TO SECTION 13
                    ---
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13
                  ----
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

              Securities registered pursuant to Section of the Act:
                                      None

              Securities registered pursuant to Section of the Act:
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes    No X
                                      ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( ).

         The aggregate market value of Common Stock held by nonaffiliates of the registrant as of January 31, 2003 was $30,749,744. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

         As  of  October  21,  2003,   there  were  24,637,547   shares  of  the
registrant's Common Stock, $0.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Forgent Networks, Inc., a Delaware corporation (the "Company"), hereby amends, as set forth herein, the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2003 (the "Company Form 10-K"). The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     See Item 1 of the Company Form 10-K for a description of the executive officers of the Company.

     The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

     Richard N. Snyder, age 59, has served as a director of the Company since December 1997 and was elected chairman of the board in March 2000. In June 2001, Mr. Snyder was elected as president and chief executive officer of the Company. From September 1997 until assuming the positions of president and chief executive officer of the Company, Mr. Snyder served as founder and chief executive officer of Corum Cove Consulting, LLC, a consulting firm specializing in providing strategic guidance to high technology businesses. From 1996 until 1997, Mr. Snyder was the senior vice president of World Wide Sales, Marketing, Service and Support of Compaq Computer Corp., a worldwide computer company. From 1995 until 1996, Mr. Snyder was the senior vice president and general manager of Dell Americas, a computer manufacturer and marketer. Prior to 1995, Mr. Snyder served as group general manager of the Deskjet Products Group of Hewlett Packard. He also serves as a director of Symmetricom, Inc., based in San Jose, California.

    Kathleen A. Cote, age 54, has served as a director of the Company since December 1999. From May, 2001 through June, 2003, she was chief executive officer of Worldport Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May, 2001. From November 1996 to January 1998, Ms. Cote served as chief executive officer of Computervision Corporation, an international provider of software for data management and product development software and services. From November 1986 to November 1996, she held various senior management positions with Computervision Corporation. In January 1998, Computervision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of Radview Corporation and Western Digital Corporation.

     James H. Wells, age 57, has served as a director of the Company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc.

     Lou Mazzucchelli, age 47, has served as a director of the Company since February 2002. He is currently a venture partner at Ridgewood Capital, a venture capital firm focusing its investments in the information technology industry. Prior to joining Ridgewood Capital in 2001, Mr. Mazzucchelli was an investment banker at Gerard Klauer Mattison in New York, which he joined in 1996 as their PC and digital media technology analyst. Previously, Mr. Mazzucchelli spent 13 years leading Cadre Technologies, a pioneering computer-aided software engineering tools company that he founded in 1982 and grew to become one of the top 50 U.S. independent software vendors before its sale in 1986.

     Richard J. Agnich, age 60, has served as a director of the Company since March 2003. He is currently an advisor to technology start-ups, is a trustee of Austin College and chair of the Entrepreneurs Foundation of North Texas. Mr. Agnich is also currently serving as a director of ST Assembly Test Services, Ltd. (STTS, NASDAQ), a leading semiconductor test and assembly service provider headquartered in Singapore. Prior to his retirement in 2000, Mr. Agnich served as Senior Vice President, General Counsel and Secretary and various other positions at Texas Instruments Incorporated since 1973.

     Rajko Milovanovic, age 50, has served as a director of the Company since March 2003. He is currently working with Rajko Associates, a company that provides consulting services on corporate strategy. From 2001 to 2002, Mr. Milovanovic served as the President of Communications Services, a service line of the Operations Solutions business of EDS, Inc. Prior to joining Communications Services, Mr. Milovanovic was a business manager and manager of software strategy at Texas Instruments from 1999 to 2001. From 1996 to 1999, Mr. Milovanovic served as a branch manager and then Chief Operating Officer of Deutsche Telekom Alliance, a strategic alliance between Texas Instruments Incorporated and Deutsche Telekom.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than 10% of the Company's common stock ("10% Stockholders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by the Company's officers, directors, and 10% Stockholders, except as described below:

     o In September 2002, Ken Kalinoski, the Company's Chief Technology Officer, purchased 20,000 shares of Forgent common stock on the open market. The Form 4 reporting of these purchases was filed late.

     o On October 17, 2002, each of the executive officers of Forgent, Messrs. Snyder, Peterson, Kalinoski, and Caccamisi were awarded options as show in the table "Option/SAR Grants in Last Fiscal Year." The Form 4 reporting of these purchases was late.

                     POLICIES ON BUSINESS ETHICS AND CONDUCT

     As of the date of this report, the Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company, along with legal counsel, is currently in the process of developing a code of ethics for the above mentioned officers of the Company. Once the Company has adopted a code of ethics, the Company will publish the code of ethics on its website and , as required, disclose in its next annual report the address of the internet website.

                        AUDIT COMMITTEE FINANCIAL EXPERT


    Ms. Kathleen A. Cote is the Chairperson of the Company's Audit Committee. The board of directors has determined that Ms. Cote has the qualifications and experience necessary to serve as an "audit committee financial expert," as defined by the Securities and Exchange Commission.


ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes certain information regarding compensation paid or accrued during each of the Company's last three fiscal years to the Company's chief executive officer and each of the Company's other four most highly compensated executive officers, also referred to as the named executive officers:


                           Summary Compensation Table

                                                                                     Long-Term Compensation
                                                                                            Awards(1)
                                                       Annual Compensation           -----------------------
                                             -------------------------------------   Restricted    Securities
                                     Period               Bonus and   Other Annual    Stock       Underlying     All Other
            Name and Principal        Ended              Commissions  Compensation   Awards      Options/SARs  Compensation
                 Position            July 31  Salary($)      ($)         ($)(1)        ($)            (#)         ($)(2)
         ------------------------   -------- ----------  -----------  ------------   ----------  ------------  -------------

         Richard N. Snyder......     2003    300,000        83,420(3)     -0-          -0-         186,335         3,808
            Chief Executive Officer  2002    300,833       176,552        -0-          -0-         250,000         3,316
            and President            2001     98,333(4)     32,100        -0-          -0-         250,000           824

         Jay C. Peterson........     2003    185,000        22,735(3)     -0-          -0-         114,906         1,285
            Chief Financial          2002    179,860        51,956        -0-         19,500       125,599         1,054
            Officer, and Vice        2001    165,259        59,040        -0-          -0-          40,000           745
            President, Finance

         Kenneth Kalinoski......     2003    220,000        23,159(3)     -0-          -0-          68,323         1,302
            Chief Technology         2002    213,333        62,867        -0-         19,500        95,000         1,105
            Officer and Vice         2001     85,185(4)     34,881        -0-          -0-         200,000        11,630
            President, Development

         Harry R. Caccamisi.....     2003    161,250(4)     19,035(3)     -0-          -0-         311,802         1,332
            Senior Vice President,   2002      N/A           N/A           N/A          N/A          N/A            N/A
            Sales                    2001      N/A           N/A           N/A          N/A          N/A            N/A

         Dennis Egan (5)........     2003    155,833(4)    173,038(3)     -0-          -0-          -0-            1,344
            Former Vice President    2002    175,149        47,412        -0-          -0-          25,000         1,454
            Services                 2001    178,549        82,508        -0-          -0-          15,000         1,172


_________

(1) Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus.

(2) Represents the dollar value of any insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance and long term disability insurance for the benefit of the chief executive officer or the named executive officers.

(3) Includes tax preparation allowances ranging between $2,800 and $3,600 per executive.

(4) Represents a partial year of compensation.

(5) On July 3, 2003, the services division of the Company was sold. Mr. Egan's employment was terminated effective July 2, 2003. He was paid $170,000 pursuant to the change-in-control agreement discussed below in the section titled "Employment Contracts; Termination of Employment and Change in Control Agreements."

Stock Option Grants During Fiscal 2003

    The following table sets forth information with respect to grants of stock options to purchase common stock pursuant to the Company's equity plans to the Company's chief executive officer and the named executive officers reflected in the Summary Compensation Table above. No stock appreciation rights (SARs) were granted during fiscal 2003 and none were outstanding as of July 31, 2003.


                      Option/SAR Grants in Last Fiscal Year

                                                                                       Potential Realizable Value of Assumed
                                                                                      Annual Rates of Stock Price Appreciation
                                      Individual Grants                                          for Option Term(1)
                                ---------------------------------------------------   ----------------------------------------
                                 Number of     % of Total
                                 Securities    Options/SARs
                                 Underlying     Granted to   Exercise or
                                Options/SARs   Employees in     Base     Expiration
              Name               Granted(#)     Fiscal Year  Price($/Sh)    Date          0%($)         5%($)         10%($)
    ------------------------    ------------   ------------  ----------- ----------     --------       --------     ---------

    Richard N. Snyder.......    186,335           10.35        1.61      10/17/2012      -0-            188,668      478,122

    Jay C. Peterson.........    114,906           6.38         1.61      10/17/2012      -0-            116,345      294,840

    Kenneth Kalinoski.......     68,323           3.80         1.61      10/17/2012      -0-              69,178     175,311

    Harry R. Caccamisi......    200,000          11.11         3.90      09/09/2012      -0-            490,538      1,243,119
                                111,802           6.21         1.61      10/17/2012      -0-            113,202        286,876

    Dennis Egan.............        -0-           -0-           -0-         N/A          -0-               -0-            -0-

    All employee options....  1,825,071            100        1.972(2)      N/A          N/A          2,263,774      5,735,943

    All stockholders(3).....        N/A            N/A          N/A         N/A          N/A         30,493,551     77,276,645

    Optionee gains as % of all
      stockholder gains.....        N/A            N/A          N/A         N/A          N/A              7.42%          7.42%

__________

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

(2) Weighted average grant price of all stock options granted to employees in fiscal 2003.

(3) Appreciation for all stockholders is calculated using the average exercise price for all employee optionees of $1.972 granted during fiscal 2003 and using the number of shares of the Company's common stock outstanding on July 31, 2003 of 24,588,000.

Aggregated Stock Option/SAR Exercises During Fiscal 2003 and Stock Option/SAR Values as of July 31, 2003

    The following table sets forth information with respect to the Company's chief executive officer and the named executive officers concerning the exercise of options during fiscal 2003 and unexercised options held as of July 31, 2003:

                                                Aggregate Option/SAR Exercises in Last Fiscal Year
                                                          and FY-End Option/SAR Values(1)

                                                                Number of Securities
                                                               Underlying Unexercised       Value of Unexercised
                                                                  Options/ SARs at       In-the-Money Options/ SARs
                                      Shares                     Fiscal Year End(#)         at Fiscal Year End($)
                                   Acquired on     Value         --------------------       ---------------------
                     Name          Exercise(#)   Realized($) Exercisable   Unexercisable  Exercisable   Unexercisable
                     ----          -----------   ----------- -----------   -------------  -----------   -------------

              Richard N. Snyder        -0-          -0-        325,091       129,842        96,436        194,333

              *Jay C. Peterson.        -0-          -0-        123,768       184,562        77,077        169,691

              Kenneth Kalinoski       18,276       23,014      186,664       158,383       290,353        146,217

              Harry R. Caccamisi       -0-          -0-         56,620       255,182        22,281        144,304

              Dennis Egan......        -0-          -0-          -0-           -0-            -0-           -0-



__________

(1) All options held by the Company's chief executive officer and the named executive officers were granted under the Company's 1989 Stock Option Plan or the Company's 1996 Stock Option Plan. All options granted under the 1989 Stock Option Plan and the 1996 Stock Option Plan are immediately exercisable. However, the Company can repurchase shares issued upon exercise of those options, at the exercise price, to the extent of the number of shares that have not vested if the optionee's employment terminates before all of the optionee's option shares become vested. The amounts under the headings entitled "Exercisable" reflect vested options as of July 31, 2003 and the amounts under the headings entitled "Unexercisable" reflect option shares that have not vested as of July 31, 2003.


Compensation Committee Interlocks and Insider Participation

    No member of the Compensation Committee is or has been an officer or employee of the Company or any of the Company's subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Securities and Exchange Commission Regulation S-K (Certain Relationships and Related Transactions).

Director Compensation

    During fiscal 2003, each non-employee director was paid a retainer of $3,000 for each quarter. Additionally, each non-employee director was paid $1,000 for the regularly scheduled and special meetings of the board of directors he or she attended and $250 for participation in each telephonic meeting not considered an official board of directors' meeting. Total director fees earned in fiscal 2003 were $ 71,400.

    All non-employee directors participate in the Company's 1992 Director Stock Option Plan. Non-employee directors receive, upon their initial election or appointment to the board of directors, stock options to purchase 25,000 shares of the Company's common stock, having an exercise price equal to the market price of the Company's common stock on the date of grant. Thereafter, each non-employee director will receive options to purchase 10,000 shares of the Company's common stock on the anniversary date of his or her election or appointment to the board of directors. All of these options vest in equal amounts monthly over a three-year period but cease vesting at the time the director ceases to be a director.

    The compensation of the employee directors is discussed at "Executive Compensation" above.

Employment Contracts; Termination of Employment and Change in Control Agreements

    The Company has not entered into any employment agreements with members of its senior management. However, the Company has entered into change-in-control agreements, also called parachute agreements, with members of its senior management, which provide that if the officer is terminated within a specified amount of time after a "change in control" of the Company (as that term is defined in the parachute agreements), in any of the following ways:

     o by the Company other than for cause, the officer's death, retirement or disability, or

     o    by the officer for "good reason,"

the Company will pay to the officer an amount one times his or her current year's salary and will accelerate the vesting schedule of his or her unvested stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Stock Ownership of Certain Beneficial Owners and Management

     The Company has only one outstanding class of equity securities, its common stock, par value $.01 per share. The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of November 15, 2003 by:

     o each person who is known by the Company to beneficially own more than five percent of the Company's common stock;

     o each of the Company's directors at that date and the named executive officers; and

     o    all directors and officers as a group.


                                                             Shares Beneficially
                                                                  Owned(1)(2)
                                                             -------------------
                 Name and Address of Beneficial Owner        Number      Percent
                 ------------------------------------        ------      -------

      Corbin & Company..................................   1,895,925(3)    7.7%
      University Drive, Suite 500
        Fort Worth, TX 76109
      Dimensional Fund Advisors Inc.....................   1,569,988       6.37%
        1299 Ocean Avenue
        Santa Monica, CA 90401
      Richard N. Snyder.................................     943,655(4)    3.76%
      Kathleen A. Cote..................................      39,333(5)      *
      James H. Wells....................................      60,333(6)      *
      Lou Mazzucchelli..................................      18,749(7)      *
      Richard J. Agnich.................................       6,250(8)      *
      Rajko Milovanovic.................................       6,250(9)      *
      Jay C. Peterson...................................     282,982(10)   1.14%
      Kenneth Kalinoski.................................     568,669(11)   2.28%
      Harry R. Caccamisi................................     329,256(12)   1.32%
      Dennis M. Egan....................................     122,846(13)     *
      All directors and officers as a group
      (10 persons)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)....   2,378,323(14)   9.07%

__________

    *  Indicates ownership of less than 1% of the Company's common stock

    (1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of the Company's common stock issuable upon exercise of certain outstanding options within 60 days after November 15, 2003.

    (2) Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 24,638,047 shares of the Company's common stock issued and outstanding on November 15, 2003. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

    (3) David A. Corbin, the Chairman, President and Chief Executive Officer of Corbin & Company, has the shared power to vote and dispose of all shares held by Corbin & Company.

    (4) Consists of 488,722 shares held by Mr. Snyder directly and 454,933 shares (128,105 of which are subject to repurchase at January 14, 2004 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Snyder may acquire upon the exercise of options within 60 days after November 15, 2003.

    (5) Consists of 11,000 shares held by Ms. Cote directly and 28,333 shares which Ms. Cote may acquire upon the exercise of options within 60 days after November 15, 2003.

    (6) Consists of 32,000 shares held by Mr. Wells directly and 28,333 shares which Mr. Wells may acquire upon the exercise of options within 60 days after November 15, 2003.

    (7) Consists of 18,749 shares which Mr. Mazzucchelli may acquire upon the exercise of options within 60 days after November 15, 2003.

    (8) Consists of 6,250 shares which Mr. Agnich may acquire upon the exercise of options within 60 days after November 15, 2003.

    (9) Consists of 6,250 shares which Mr. Milovanovic may acquire upon the exercise of options within 60 days after November 15, 2003.

    (10)Consists of 22,115 shares held by Mr. Peterson directly and 260,867 shares (165,678 of which are subject to repurchase at January 14, 2004 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Peterson may acquire upon the exercise of options within 60 days after November 15, 2003.

    (11)Consists of 223,622 shares held by Mr. Kalinoski directly and 345,047 shares (138,695 of which are subject to repurchase at January 14, 2004 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Kalinoski may acquire upon the exercise of options within 60 days after November 15, 2003.

    (12)Consists of 17,454 shares held by Mr. Caccamisi directly and 311,802 shares (230,183 of which are subject to repurchase at January 14, 2004 by the Company at the optionee's exercise prices pursuant to the option agreements) which Mr. Caccamisi may acquire upon the exercise of options within 60 days after November 15, 2003.

    (13)Consists of 122,846 shares which Mr. Egan may acquire upon the exercise of options before August 31, 2004. Mr. Egan had vested in 122,846 shares of the Company's stock at the date of his termination. His last date to exercise his previously vested was extended to August 31, 2004, upon his termination from employment.


    (14)All options held by the Company's chief executive officer and the named executive officers were granted under the 1989 Stock Option Plan or the 1996 Stock Option Plan. Pursuant to these stock option plans, all options granted thereunder are immediately exercisable, however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees' employment terminates prior to all such optionees' options becoming vested. Richard J. Agnich and Rajko Milovanovic became directors on March 25, 2003

Equity Compensation Plan Information


         The following table provides information as of November 15, 2003 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.




                                             A                           B                            C
                                --------------------------------------------------------------------------------------
                                                                                        Number of Securities Remaining
                                                                                        Available for Future Issuance
                                 Number of Securities to be      Weighted Average         Under Equity Compensation
                                  Issued upon Exercise of        Exercise Price of       Plans (Excluding Securities
        Plan Category               Outstanding Options         Outstanding Options         Reflected in Column A)
----------------------------------------------------------------------------------------------------------------------

Equity Compensation Plans
Approved by Shareholders(1)            4,179,616(3)                 $ 2.677                        1,583,093(4)

Equity Compensation Plans
Not Appproved by
Shareholders(2)                              -0-                    $ N/A                              -0-
                                       -------------               ---------                      -------------
Total                                  4,179,616                    $ 2.677                        1,583,093
                                       -------------               ---------                      -------------

     (1) Consists of the 1989 Stock Option Plan, the 1992 Director Stock Option Plan, the 1996 Stock Option Plan, the Restricted Stock Plan and the Employee Stock Purchase Plan.

     (2) All of the Company's equity compensation plans have been previously approved by the Company's shareholders.

     (3) Excludes purchase rights accruing under the Company's Restricted Stock Plan and Employee Stock Purchase Plan which have a combined shareholder approved reserve of 986,398 shares. Under the Employee Stock Purchase Plan, each eligible employee may purchase up to 2,500 shares per quarter (but in no case can the participant contribute more than 15% of base pay) of common stock at quarterly intervals on the last day of the calendar quarter (i.e. March, June, September, and December) each year at a purchase price per share equal to 85% of the lower of (i) the average selling price per share of common stock on the first day of the quarter or (ii) the average selling price per share on the quarterly purchase date.

     (4) Includes shares available for future issuance under the Employee Stock Purchase Purchase Plan and the Restricted Stock Plan. As of November 15, 2003, 191,948 shares of common stock were available for issuance under the Employee Stock Purchase Plan and 794,450 shares of common stock were available for issuance under the Restricted Stock Plan.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS

Certain Transactions

Officer and Director Stock Loan Program

    As of July 31, 2003, under the Company's Officer and Director Stock Loan Program, the aggregate principal amount of stock loans outstanding was $59,405, consisting entirely of a loan outstanding to Richard N. Snyder. This amount also represented the largest amount of indebtedness outstanding during fiscal 2003. As of October 31, 2003, the amount outstanding under this loan was $63,935.

    No new loans are allowed to be made under this program. This program had previously allowed the directors and officers to acquire shares of the Company's common stock with the proceeds of the loans. The interest rate charged on this loan is fixed at 6.09%. The term of the loan is nine years.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

Audit Fees

     The Company paid fees in the amount of $339,500 for professional audit services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Companys 10-Qs, for the fiscal year ended July 31, 2003. The services included work generally only the independent auditor can reasonably be expected to provide, such as those in connection with statutory and regulatory filings.

Audit  Related Fees

     The Company paid fees in the amount of $25,500 for professional audit services rendered by Ernst & Young LLP related principally to the audits of employee benefit plans, for the fiscal year ended July 31, 2003.

Tax Fees

     The Company paid $69,350 for professional tax services rendered by Ernst & Young LLP during the fiscal year ended July 31, 2003.

Other Fees

     All fees paid to Ernst & Young LLP by the Company are reported under the fee categories listed above. There were no other fees paid during the fiscal year ended July 31, 2003.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FORGENT NETWORKS, INC.


                                                 By: /s/  JAY C. PETERSON
                                                    ----------------------------
                                                    Jay C. Peterson
                                                    Chief Financial Officer
                                                    November 26, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------

31.1--         Certification  pursuant to Section 302 of Sarbanes-0xley Act of
               2002

31.2--         Certification pursuant to Section 302 of Sarbanes-Oxley Act of
               2002

32.1-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002