Form 10-Q
period 2003-10-31
FORGENT NETWORKS  INC
filed 2003-12-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

At December 3, 2003 the registrant had outstanding 24,655,774 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	OCTOBER 31,	JULY 31,
	2003	2003

	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents, including restricted cash of $650 and $730 at October 31, 2003 and July 31, 2003, respectively	$19,439	$21,201
Short-term investments	7,032	3,845
Accounts receivable, net of allowance for doubtful accounts of $11 and $0 at October 31, 2003 and July 31, 2003	1,245	9,457
Notes receivable, net of reserve of $710 and $639 at October 31, 2003 and July 31, 2003	75	74
Prepaid expenses and other current assets	640	415

Total Current Assets	28,431	34,992
Property and equipment, net	3,981	2,158
Intangible assets, net	5,451	5,042
Capitalized software, net	4,779	4,827
Other assets	433	230

	$43,075	$47,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,745	$3,178
Accrued compensation and benefits	635	683
Other accrued liabilities	1,732	1,661
Notes payable, current position	352	323
Deferred revenue	434	281

Total Current Liabilities	4,898	6,126
Long-Term Liabilities:
Deferred revenue	82	59
Other long-term obligations	1,523	1,810

Total Long-Term Liabilities	1,605	1,869
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 Authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 26,338 and 26,172 shares issued; 24,617 and 24,588 shares outstanding at October 31, 2003 and July 31, 2003, respectively	263	261
Treasury stock, 1,721 and 1,584 issued at October 31, 2003 and July 31, 2003, respectively	(4,685)	(4,231)
Additional paid-in capital	264,151	263,875
Accumulated deficit	(222,514)	(219,991)
Unearned compensation	(13)	(28)
Accumulated other comprehensive income	(630)	(632)

Total Stockholders’ Equity	36,572	39,254

	$43,075	$47,249

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE THREE
	MONTHS
	ENDED OCTOBER 31,
	2003	2002

	(UNAUDITED)
REVENUES:
Software & professional services	$999	$1,214
Intellectual property licensing	2,850	6,213
Other	22	382

Total Revenues	3,871	7,809
COST OF SALES:
Software & professional services	851	733
Intellectual property licensing	1,425	3,106
Other	24	384

Total Cost of Sales	2,300	4,223
GROSS MARGIN	1,571	3,586
OPERATING EXPENSES:
Selling, general and administrative	3,033	3,043
Research and development	1,084	1,172
Amortization of intangible assets	4	—
Impairment of assets	—	(499)

Total Operating Expenses	4,121	3,716
LOSS FROM OPERATIONS	(2,550)	(130)
OTHER INCOME AND EXPENSES:
Interest income	62	57
Other	(45)	—

Total Other Income and Expenses	17	57
LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(2,533)	(73)
Provision for income taxes	—	1

LOSS FROM CONTINUING OPERATIONS	(2,533)	(72)
Income from discontinued operations, net of income taxes	10	997

NET (LOSS) INCOME	$(2,523)	$925

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
(Loss) income per share from continuing operations - basic and diluted	$(0.10)	$0.00

(Loss) income per share from discontinued operations - basic and diluted	$0.00	$0.04

Net (loss) income per share - basic and diluted	$(0.10)	$0.04

WEIGHTED AVERAGE SHARE OUTSTANDING:
Basic	24,600	24,771

Diluted	24,600	25,286

The accompanying notes are integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE THREE
	MONTHS
	ENDED OCTOBER 31,
	2003	2002

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,533)	$(72)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	835	487
Amortization of leasehold advance and lease impairment	(284)	(428)
Provision for doubtful accounts	(5)	—
Impairment of assets	—	(499)
Amortization of unearned compensation	15	96
Foreign currency translation gain	—	(14)
Gain on sale of fixed assets	—	(31)
Sale of accounts receivable	1,746	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,663	(3,085)
Increase in notes receivable	(4)	—
Decrease in inventories	—	9
Increase in prepaid expenses and other current assets	(223)	(287)
Decrease in accounts payable	(1,478)	(1,218)
(Decrease) increase in accrued expenses and other long-term obligations	(53)	612
Increase in deferred revenues	143	15

Net cash provided by (used in) operating activities	4,822	(4,415)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(3,187)	6
Net purchases of property and equipment	(464)	(28)
Collection of notes receivable	—	45
Increase in capitalized software	(522)	(795)
Increase in other assets	(200)	—
Purchase of Network Simplicity Software Inc.	(1,965)	—

Net cash used in investing activities	(6,338)	(772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	278	82
Purchase of treasury stock	(454)	(651)
Proceeds from notes payable	84	50
Payments on notes payable and capital leases	(166)	(201)

Net cash used in financing activities	(258)	(720)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by discontinued operations	10	560
Effect of translation exchange rates on cash	2	4

Net decrease in cash and equivalents	(1,762)	(5,343)
Cash and equivalents at beginning of period	21,201	17,237

Cash and equivalents at end of period	$19,439	$11,894

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of October 31, 2003 and July 31, 2003 and the results of operations and cash flows for the three months ended October 31, 2003 and 2002. The results for interim periods are not necessarily indicative of results for a full fiscal year.

     Please note that for comparability purposes a reclassification was made on the Company’s originally filed Form 10-Q for the fiscal quarter ended October 31, 2002 which is reflected in the Company’s Form 10-Q/A for the same fiscal period.

NOTE 2 - ACQUISITIONS

     As approved by each company’s board of directors and finalized on October 6, 2003, Forgent acquired certain assets and the operations of Network Simplicity Software Inc. (“Network Simplicity”), a privately held provider of web-based scheduling solutions for the small to medium business market. Network Simplicity’s flagship product, Meeting Room Manager, is a web-based room and people scheduling application, which allows ease-of-use and rapid deployment for businesses to manage their scheduling resources globally via the Internet or through intranet sites. Another Network Simplicity product, Visual Asset Manager, is a network and web-based solution that allows businesses to effectively track and manage their assets, including computers, printers, software, and employees. These acquired software products, targeted for small to medium businesses, complement Forgent’s current ALLIANCE software suite, which is focused on high-end enterprises. Additionally, Network Simplicity’s distribution model is based on telesales and web-based sales, which also complements ALLIANCE’s direct distribution model. This strategic acquisition allows the Company to extend its current meeting automation software product offerings and to expand its market opportunities into the small to medium business market.

     Forgent purchased Network Simplicity for approximately $3,315, consisting of $2,115 in cash and assumed liabilities, and up to $1,200 in potential future cash considerations. The $2,115 represents the amount currently recorded as the purchase price of the acquisition, which was accounted for as a purchase of assets. The additional $1,200 tied to future contingencies will be recorded as additional purchase price when, and if, the amounts are paid. Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. The following table shows the amounts assigned to each major asset and liability class as of the date of acquisition:

Cash	$55
Accounts receivable, net	137
Prepaid expenses	3
Fixed assets	37
Intangible assets	425
Acquired software	1,570

Total Assets	$2,227

Accounts payable	$15
Accrued liabilities	64
Deferred revenue	33

Total Liabilities	$112

As a result of the acquisition, Network Simplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statement of Operations for the three months ended October 31, 2003.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

     In acquiring Network Simplicity, Forgent’s workforce grew by ten employees. The founder of Network Simplicity now serves as Forgent’s Vice-President – Network Simplicity, and the Network Simplicity workforce will remain based in Richmond, British Columbia, Canada. As of December 9, 2003, the Company employed approximately 103 employees.

NOTE 3 - DISCONTINUED OPERATIONS

     On July 3, 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”), based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. The divestiture was a strategic move designed to enable Forgent to focus on growing its software and professional services business, growing its intellectual property licensing business, increasing its cash balances, improving its overall gross margin and reducing its operating expenses. The assets sold included accounts receivable, inventory, fixed assets, certain prepaid assets, and goodwill. As consideration for the sale of the Services Business, the Company received $7,350 in cash, which was net of a $400 transaction extension fee, and the assumption of substantially all of the Services Business’ liabilities, including deferred maintenance revenue, identified accounts payable, and capital lease obligations.

     An additional $2,250 in cash was held for possible purchase price adjustments and indemnity claims. These funds will be distributed to the Company pursuant to the terms of the definitive purchase agreement, after any required adjustments are made if the net assets transferred by the Company to Gores on July 3, 2003 are determined to be less than $3,800 and/or the deferred revenue assumed by Gores on July 3, 2003 is determined to be greater than $7,600. Details of this transaction and other important information are set forth in the Company’s proxy statement for fiscal year 2002. Forgent cannot provide any assurances that it will receive some or any of the held funds.

     Forgent assigned its lease for approximately six thousand square feet of office space in Kennesaw, Georgia to Gores, which was accepted by the landlord with no further obligations by Forgent. This office space was utilized as a sales office for the Services Business. Furthermore, Forgent did not remain contingently liable for performance on existing contracts or future contracts entered into by Gores. The Company does not have any continuing involvement in the go-forward operations of the Services Business.

     In connection with the sale of the Services Business, Forgent and Gores entered into a transition services agreement, whereby the Company will provide, for a fee at actual cost, certain transition services for Gores related to the assets acquired and liabilities assumed in the sale. Forgent and Gores also entered into a reseller agreement, whereby Gores may resell the Company’s software products, and a co-marketing arrangement, whereby the Company will receive a commission for referring videoconferencing related service business to Gores. Gores retained approximately 70 employees employed by the Services Business.

     As a result of the sale of the Services Business, the Company has presented this business as discontinued operations on the accompanying consolidated financial statements, and recorded $997 in income for its discontinued operations for the three months ended October 31, 2002. The $10 in income recorded from discontinued operations during the three months ended October 31, 2003 represents the residual activity related to the $1,954 loss on disposal of the Services Business recorded for the fiscal year ended July 31, 2003. The Company did not conduct any business from this business line during the three months ended October 31, 2003.

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE

     During the three months ended October 31, 2003, the Company sold $1,746 of its outstanding accounts receivable, without any recourse. Silicon Valley Bank purchased the assets at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10. The Company received proceeds from Silicon Valley Bank of $1,713.

     Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets, and (3) the transferor does not maintain control over the transferred assets.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

Accordingly, the Company recorded the transfer of the accounts receivable as a sale of assets, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $24 for the quarter ended October 31, 2003.

NOTE 5 - ASSET IMPAIRMENT

     When Forgent sold its products business segment during fiscal year 2002, it received two subordinated promissory notes from VTEL Products Corporation (“VTEL”). Due to the defaulted payment on the first subordinated promissory note due in April 2002 and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL during fiscal year 2002. During the first fiscal quarter of 2003, management agreed with VTEL’s management to offset Forgent’s accounts payable to VTEL with its accounts receivable and notes receivable from VTEL. Forgent’s liability was fully offset with the accounts receivable and partially offset with the note in default, thus relieving $499 of the reserve on the notes receivable. Since the initial $5,967 charge to reserve the VTEL notes receivable was reported as part of the asset impairment from continuing operations, the related reduction of the reserves is also reported as part of the asset impairment from continuing operations. No cash was exchanged with this transaction.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income”, the Company’s other comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three months ended October 31, 2003 was $2,521 and comprehensive income for the three months ended October 31, 2002 was $1,155.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Interpretation 46 requires the primary beneficiary, an entity that is subject to a majority of the risk of loss from the variable interest entity’s (“VIE”) activity or is entitled to receive a majority of the VIE’s residual returns or both, to consolidate that VIE. The interpretation also requires disclosure about VIEs that a company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company did not have a variable interest in any VIEs as of October 31, 2003 and therefore the adoption of these provisions has no material impact on its financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Forgent adopted the provisions of SFAS No. 150 effective the beginning of the first quarter of fiscal year 2004. As of October 31, 2003, the Company had no such financial instruments. Therefore, the adoption of SFAS No. 150 had no impact on the Company’s financial position or results of operations.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 8 - STOCK BASED COMPENSATION

     The Company follows Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. As required by SFAS No. 123 and SFAS No. 148, Forgent has determined pro forma net income and net income per common share as if compensation costs had been determined based on the fair value of the options granted to employees and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model. Had the compensation costs been recognized as prescribed by SFAS No. 123, net income and basic and diluted earnings per share would have changed to the pro forma amounts shown below:

	FOR THE
	THREE MONTHS ENDED
	OCTOBER 31,
	2003	2002
	(UNAUDITED)
Net (loss) earnings
Net (loss) earnings as reported	$(2,523)	$925
Add: Stock-based employee compensation expense included in reported net (loss) earnings, net of related tax effects	$15	$96
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	$(393)	$(564)
Pro forma	$(2,901)	$457
Basic (loss) earnings per common share:
As reported	$(0.10)	$0.04
Pro forma	$(0.12)	$0.02
Diluted (loss) earnings per common share:
As reported	$(0.10)	$0.04
Pro forma	$(0.12)	$0.02

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

NOTE 9 - SEGMENT INFORMATION

     Currently, the Company operates in two distinct segments: software and professional services, and intellectual property licensing. Forgent’s software and professional services business provides customers with meeting automation software as well as add-on software customization, installation and training, network consulting, hardware, software maintenance services, and other comprehensive related services. Forgent’s intellectual property licensing business is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts.

     The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. The prior years’ segment information has been restated to present the Company’s reportable segments as they are currently defined. The Company does not identify assets or capital expenditures by reportable segments. Additionally, the Chief Executive Officer and Chief Financial Officer do not evaluate the segments based on these criteria.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

     The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for the three months ended October 31, 2003 and 2002:

		Intellectual
	Software &	Property
	Professional	Licensing
	Services	& Other	Total

For the Three Month Period Ending October 31, 2003
Revenues from unaffiliated customers	$999	$2,872	$3,871
Gross margin	148	1,423	1,571
Operating (loss) income	(3,157)	607	(2,550)
For the Three Month Period Ending October 31, 2002
Revenues from unaffiliated customers	$1,214	$6,595	$7,809
Gross margin	481	3,105	3,586
Operating (loss) income	(2,783)	2,653	(130)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of Forgent’s financial position as of October 31, 2003 and July 31, 2003 and for the three months ended October 31, 2003 and 2002 should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE
	MONTHS ENDED
	OCTOBER 31,
	2003	2002

Software and professional services revenues	26%	15%
Intellectual property licensing revenues	73	80
Other revenues	1	5
Gross margin	41	46
Selling, general and administrative	78	39
Research and development	28	15
Impairment of assets	—	(6)
Total operating expenses	106	48
Other income, net	—	1
Loss from continuing operations	(65)	(1)
Income from discontinued operations	—	13
Net (loss) income	(65%)	12%

THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

     REVENUES. Revenues for the three months ended October 31, 2003 were $3.9 million, a decrease of $3.9 million, or 50%, from the $7.8 million reported for the three months ended October 31, 2002. Consolidated revenues represent the combined revenues including sales of Forgent’s meeting automation software, add-on software customization, installation and training, network consulting, hardware, software maintenance services, and other comprehensive professional services as well as royalties received from licensing the Company’s intellectual property. Consolidated revenues do not include any revenues from Forgent’s discontinued videoconferencing hardware services business, which provided hardware maintenance, installation, technical support and resident engineer services (see Note 3, in the accompanying financial statements).

     Software and professional services revenues were $1.0 million and $1.2 million for the three months ended October 31, 2003 and 2002, respectively. Software and professional services revenues as a percentage of total revenues were 26% and 16% for the three months ended October 31, 2003 and 2002, respectively. Revenues from this line of business include sales of Forgent’s ALLIANCE SCHEDULER™ (“SCHEDULER”), ALLIANCE MEDIA MANAGER™ (“MEDIA MANAGER”), and the newly acquired software products from Network Simplicity Software Inc. (“Network Simplicity”), Meeting Room Manager and Visual Asset Manager. Also included are professional services, software maintenance and royalties.

     SCHEDULER, the enhanced product based on Forgent’s Global Scheduling System, streamlines conference scheduling, reduces conflicts associated with complex meetings, and empowers users to schedule meetings easily and without significant investment in additional training, by augmenting existing calendaring applications such as Microsoft Outlook® and Lotus Notes®. MEDIA MANAGER is a multi-vendor, multi-protocol media management platform, based on Forgent’s Video Network Platform, that monitors and manages rich media communications and network devices from multiple vendors through a Common Operating Environment, and overcomes the related ease-of-use, reliability, and manageability problems of rich media technologies. Meeting Room Manager (“MRM”) is a web-based room and people scheduling application targeted at the small to medium business market. MRM is designed to be easy to use and easy to deploy. Visual Asset Manager is a network and web-based solution that allows small to medium businesses to effectively track and manage their assets, including computers, printers, software, and employees. Forgent’s professional services offerings include add-on software customization, installation and training, and network consulting services.

     During the first fiscal quarter, Forgent continued to focus on customers in targeted industries, primarily Banking and Financial Services, Pharmaceutical, Legal, and Government. Despite the $0.2 million decrease in software and professional services revenues during the three months ended October 31, 2003, as compared to the three months ended October 31, 2002, Forgent’s strategy of pursuing certain large enterprises in more sophisticated markets is achieving results as reflected in an increase in ALLIANCE’s average selling price. Additionally, management believes the acquisition of Network Simplicity will be an accretive acquisition in the near term as the Company broadens its market and adds new customers within the small to medium business market. As more ALLIANCE customers complete the lengthy sales cycle and as the Company’s software products gain momentum in the marketplace, management anticipates software and professional services revenues to increase in the second fiscal quarter.

     Intellectual property licensing revenues were $2.9 million and $6.2 million for the three months ended October 31, 2003 and 2002, respectively. Intellectual property licensing revenues as a percentage of total revenues were 74% and 80% for the three months ended October 31, 2003 and 2002, respectively. The first fiscal quarter of 2004 marks the seventh consecutive quarter that Forgent has generated licensing revenues. As of October 31, 2003, the Company’s Patent Licensing Program has generated $82.9 million in aggregate licensing revenues. These licensing revenues relate to one-time intellectual property licensing agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The Company does not anticipate any additional intellectual property revenue from these companies but it continues to actively seek new licenses and put more companies on notice by broadening its field of use to cover several fields including printing devices, scanners, DVD players, personal computers, digital cameras, certain video cameras, cell phones, rendering software and other technologies. Although the timing of signing the license agreements continues to pose forecasting challenges, which inevitably causes peaks and valleys in the program, management anticipates its Patent Licensing Program will generate additional intellectual property licensing revenues during the remaining quarters of fiscal year 2004 as well as throughout fiscal year 2005. However, Forgent’s licensing program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to the disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company’s licensing program. Additionally, the U.S. patent, which has generated the licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to others.

     Other revenues were $22 thousand and $0.4 million for the three months ended October 31, 2003 and 2002, respectively. Other revenues as a percentage of total revenues were 1% and 5% for the three months ended October 31, 2003 and 2002, respectively. During the three months ended October 31, 2003 and 2002, the Company subcontracted several integration projects to SPL Integrated Solutions (“SPL”), which had purchased Forgent’s integration business during fiscal year 2002. As a result of these subcontracts, Forgent recorded $22 thousand and $0.4 million in other revenue during the first fiscal quarters of 2003 and 2002, respectively. As of October 31, 2003, Forgent no longer subcontracted any integration projects to SPL and referred all of its integration customers directly to SPL.

     GROSS MARGIN. Gross margins for the three months ended October 31, 2003 were $1.6 million, a decrease of $2.0 million, or 56%, from the $3.6 million reported for the three months ended October 31, 2002. Gross margins as a percentage of total revenues were 41% and 46% for the three months ended October 31, 2003 and 2002, respectively.

     The $2.0 million decrease in the Company’s total gross margin during the quarter ended October 31, 2003 as compared to the quarter ended October 31, 2002 is due primarily to the $1.7 million decrease in gross margin resulting from the patent license agreements obtained during the first fiscal quarter. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. The contingent legal fees are based on a percentage of the licensing revenues received on signed agreements and are paid to Jenkens & Gilchrist, a national law firm. The percentage payment to Jenkens & Gilchrist is 50% of license receipts per the agreement with Jenkens & Gilchrist. Because of the inherent risks in technology licensing, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent’s foreign counterparts, total gross margins could be adversely affected in the future if licensing revenues decline.

     The costs associated with the software and professional services business result primarily from the amortization of the Company’s capitalized and purchased software development costs and compensation expenses. Thus, the cost of sales from this line of business is relatively fixed. During the three months ended October 31, 2003, the amortization of software development costs and compensation expenses represented 92.6% of this segment’s total cost of sales. For the three months ended October 31, 2002, the amortization of software development costs and compensation expenses represented 55.9% of this segment’s total cost of sales. This increase in the relatively fixed costs is due to the additional amortization of previously capitalized software development costs associated with Forgent’s software products released for sale after October 31, 2002 and the additional amortization of the purchased software development costs resulting from the Network Simplicity acquisition. Therefore, the increase in the fixed component of the cost of sales, coupled with the decline in software and professional services revenues, resulted in a decrease in this segment’s gross margin during the three months ended October 31, 2003 as compared to the three months ended October 31, 2002. Since revenues generated from the software and professional services business directly affect gross margins, and since management anticipates growing revenues for this segment in the second fiscal quarter, gross margins from software and professional services are expected to improve during the second fiscal quarter.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended October 31, 2003 were $3.0 million, a decrease of $10 thousand, from the $3.0 million reported for the three months ended October 31, 2002. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues were 78% and 39% for the three months ended October 31, 2003 and 2002, respectively.

     Although the change in total SG&A expenses was minimal, Forgent’s sales expenses during the three months ended October 31, 2003 increased by $0.2 million, or 14%, over the three months ended October 31, 2002. In focusing on its sales efforts, Forgent continues to concentrate on customers in targeted industries, improve its professional direct sales force, and continue partnering with world-class companies. Additionally, with the acquisition of Network Simplicity in October 2003, Forgent is redeploying some of its existing telemarketing sales resources to sell its newest meeting automation software products in the small to medium business markets where the Company is witnessing increased spending and where the sales cycle is significantly shorter. Management will continue to monitor expenses related to the Company’s sales organization and make adjustments, if necessary, to its sales capabilities to support the sale of its software products.

     The increase in sales expenses during the three months ended October 31, 2003 was offset by decreases in other SG&A expenses. Management continues to evaluate and reduce all unproductive infrastructure expenses such as underutilized office space, equipment leases, and underutilized assets. Management plans to use these cost savings to invest in its sales efforts, as well as its marketing efforts in order to heighten market awareness of the Company’s meeting automation solutions. Additionally, management anticipates additional expenses related to the Sarbanes-Oxley Act requirements but believes it can continue to manage SG&A costs to cover these additional expenses. However, Forgent’s endeavor to further decrease any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company will not impact the Company’s ability to engage with its customers.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended October 31, 2003 were $1.1 million, a decrease of $0.1 million, or 8%, from the $1.2 million reported for the three months ended October 31, 2002. Research and development (“R&D”) expenses as a percentage of revenues were 28% and 15% for the three months ended October 31, 2003 and 2002, respectively.

     During the three months ended October 31, 2003, Forgent continued its efforts on enhancing its ALLIANCE software suite. During the first fiscal quarter, the Company released ALLIANCE 4.1. This release added several enhancements to ALLIANCE 4.0, which was launched in July 2003. These enhancements included the ability to support new audio and video devices, the ability to create more sophisticated reports, the ability to delegate scheduling responsibilities, enhanced international dialing rules, and improved Microsoft Exchange synchronization. In addition to releasing ALLIANCE 4.1, Forgent also began developing its next release, ALLIANCE 4.2. ALLIANCE 4.2 integrates web conferencing services into the ALLIANCE meeting automation platform, thus automating the ability for users to add web conferencing to their meetings. With this enhanced solution, organizations can integrate their choice of web and audio conferencing into a single scheduling process within their current calendaring environment, thus minimizing additional training costs. It also allows users to view all attendees’ and rooms’ availabilities with a single glance in order to schedule meetings quickly and easily. Another key feature of ALLIANCE 4.2 allows for a single conference to be connected by multiple “cascaded” bridges in order to connect multiple participants who would otherwise not all fit on one bridge or would be too costly to be serviced by one bridge. ALLIANCE’s new key features not only increase the efficiencies related to scheduling and automating meetings but also assist in further decreasing related telecommunication expenses. ALLIANCE 4.2 was released to the general public in December 2003.

     The R&D expenses are net of $0.5 million and $0.8 million capitalized during the three months ended October 31, 2003 and October 31, 2002, respectively. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related project, generally three years. As of October 31, 2003, approximately 72.4% of the Company’s net capitalized software development costs related to efforts on developing MEDIA MANAGER and approximately 27.6% related to efforts on developing SCHEDULER.

     During the three months ended October 31, 2003, Forgent filed two new patent applications with the United States Patent and Trademark Office. Forgent currently has approximately forty-six of its intellectual property technologies on file with the United States Patent and Trademark Office. During the first fiscal quarter, the United States Patent and Trademark Office issued the Company two new patents, bringing the Company’s total issued patents count to forty-four. These patents, which comprise Forgent’s intellectual property portfolio, relate to meeting automation, videoconferencing, data compression, video mail, and other technologies developed or acquired by Forgent.

     Forgent’s ability to successfully develop innovative meeting automation solutions is a significant factor in the Company’s success. Management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization expenses for the three months ended October 31, 2003 were $4 thousand and relate to the amortization of certain identified intangible assets purchased from Network Simplicity in October 2003. No amortization expenses were recorded for the three months ended October 31, 2002.

     IMPAIRMENT OF ASSETS. When Forgent sold its products business segment during fiscal year 2002, it received two subordinated promissory notes from VTEL Products Corporation (“VTEL”). Due to the defaulted payment on the first subordinated promissory note due in April 2002 and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $6.0 million charge for the reserve of both notes from VTEL during fiscal year 2002. During the first fiscal quarter of 2003, management agreed with VTEL’s management to offset Forgent’s accounts payable to VTEL with its accounts receivable and notes receivable from VTEL. Forgent’s liability was fully offset with the accounts receivable and partially offset with the note in default, thus relieving $0.5 million of the reserve on the notes receivable. Since the initial $6.0 million charge to reserve the VTEL notes receivable was reported as part of the asset impairment from continuing operations, the related reduction of the reserves is also reported as part of the asset impairment from continuing operations. No cash was exchanged with this transaction.

     OTHER INCOME. Other income for the three months ended October 31, 2003 was $17 thousand, a decrease of $40 thousand, or 70%, from the $57 thousand reported for the three months ended October 31, 2002. Other income as a percentage of revenues were 0% and 1% for the three months ended October 31, 2003 and 2002, respectively. The decrease is due primarily to the $24 thousand in fees paid to Silicon Valley Bank, resulting from the sale of Forgent’s accounts receivable during the three months ended October 31, 2003. No such sale occurred during the three months ended October 31, 2002.

     INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended October 31, 2003 was $10 thousand, a decrease of $1.0 million, or 99%, from the $1.0 million reported for the three months ended October 31, 2002. Income from discontinued operations as a percentage of revenues were 0% and 13% for the three months ended October 31, 2003 and 2002, respectively.

     During the fourth fiscal quarter of 2003, the Company sold the operations and assets of its videoconferencing hardware services business to an affiliate of Gores Technology Group (“Gores”). Accordingly, the videoconferencing hardware service business has been accounted for and presented as discontinued operations in the consolidated financial statements. Income from discontinued operations was $1.0 million for the three months ended October 31, 2002. The $10 thousand in income recorded from discontinued operations during the three months ended October 31, 2003 represents a true-up of the $2.0 million loss on disposal of the videoconferencing hardware service business recorded for the fiscal year ended July 31, 2003. The Company did not conduct any business from this business line during the three months ended October 31, 2003.

     NET INCOME (LOSS). Forgent generated a net loss of $2.5 million, or $0.10 per share, during the three months ended October 31, 2003 compared to a net income of $0.9 million, or $0.04 per share, during the three months ended October 31, 2002. Net income (loss) as a percentage of total revenues was (65%) and 12% for the three months ended October 31, 2003 and 2002, respectively. The $3.5 million decrease in the Company’s net income is primarily attributable to the $2.0 million decrease in gross margin and the $1.0 million decrease in income from discontinued operations.

     During the three months ended October 31, 2003 Forgent acquired Network Simplicity to strengthen its market position in the small to medium business sector. Forgent’s Patent Licensing Program generated additional revenues and earnings and continues to provide positive cash flow for the Company’s stability and growth. During the first fiscal quarter, Forgent also reduced operating expenses from the previous quarter, and maintained healthy cash and working capital balances. Despite the on-going difficult economic business environment in which companies continue to minimize capital expenditures, these significant milestones provide evidence that Forgent is an emerging software company focused on delivering high-value solutions to the marketplace in order to advance the Company’s financial results towards growth and profitability. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

     On October 31, 2003, Forgent had working capital of $23.5 million, including $26.5 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $4.8 million for the three months ended October 31, 2003 due primarily to a $6.7 million decrease in accounts receivable and the sale of $1.7 million in accounts receivable, which were offset by the $2.5 million in net loss and a $1.5 million decrease in accounts payable. Cash used in operating activities was $4.4 million for the three months ended October 31, 2002 due primarily to a $3.1 million increase in accounts receivable and a $1.2 million decrease in accounts payable. During the three months ended October 31, 2003, the Company sold $1.7 million of its outstanding accounts receivable, without any recourse. Silicon Valley Bank purchased the accounts receivable at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10 thousand. The Company received proceeds from Silicon Valley Bank of $1.7 million. As a result of the sale of the accounts receivable, the Company excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $24 thousand for the three months ended October 31, 2003. During the three months ended October 31, 2003, Forgent collected $8.3 million in accounts receivable related to its Patent Licensing Program. These collections, the sale of the accounts receivable, and the diligent collection of the Company’s other accounts receivable led to the Company’s days sales outstanding to decrease by 6 days over the previous quarter to 29 days, the lowest in recent history. Forgent continues to conscientiously collect all of its outstanding receivables, which is evident by its minimal allowance for doubtful accounts.

     Cash used in investing activities was $6.3 million for the three months ended October 31, 2003 due largely to $3.2 million in net purchases of short-term investments and $2.0 million paid related to the purchase of Network Simplicity. Cash used in investing activities was $0.8 million for the three months ended October 31, 2002 due primarily to $0.8 million in capitalization of software development costs. During the three months ended October 31, 2003, the Company increased its purchases in short-term investments with maturities greater than 90 days in order to capitalize on its cash balances. As of October 31, 2003, approximately 50.5% of Forgent’s short-term investments had maturities of less than six months and the other short-term investments mature within one year.

     As of October 31, 2003, the Company leased computers, equipment, and office space under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate the Company to pay property taxes, maintenance and insurance. The Company also has several capital leases for computer and office equipment. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment. Amounts payable under these leases and notes payable are as follows:

	Amounts Payable
	(in thousands)
	Operating	Capital	Notes
Fiscal Year Ending:	Leases	Leases	Payable	Total
Remaining 2004	$3,272	$108	$286	$3,666
2005	4,298	6	261	4,565
2006	4,156	—	134	4,290
2007	3,446	—	7	3,453
2008	3,370	—	—	3,370
Thereafter	15,497	—	—	15,497

Total	$34,039	$114	$688	$34,841

Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company’s operations.

     Cash used in financing activities was $0.3 million for the three months ended October 31, 2003 due primarily to $0.5 million in purchases of treasury stock, which was offset by $0.2 million in proceeds received from the issuance of stock. Cash used in financing activities was $0.7 million for the three months ended October 31, 2002 due primarily to $0.7 million in purchases of treasury stock. In fiscal 2001 Forgent announced a stock repurchase program to purchase up to two million of the Company’s common stock. During the first fiscal quarter of 2003, Forgent’s board of directors approved the repurchase of an additional one million shares of the Company’s stock. During the three months ended October 31, 2003, the Company repurchased 137,085 shares for $0.5 million, bringing the total number of shares repurchased to date to 1.7 million shares. Management will continue to evaluate repurchasing additional shares in fiscal 2004, depending on the Company’s cash position, market conditions, and other factors.

     As of October 31, 2003, Forgent increased its cash, cash equivalents, and short-term investments balance by $1.4 million, or 5.7%, over the previous quarter ending July 31, 2003. This increase occurred even though the Company expended $2.0 million of cash during the first fiscal quarter as part of the purchase of Network Simplicity. Forgent’s principal sources of liquidity at October 31, 2003 consisted of $26.5 million of cash, cash equivalents, and short-term investments, and the ability to generate cash from its intellectual property licensing business. This ability to generate cash is subject to certain risks as discussed under “Risk Factors – License Program” below. As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Management plans to strategically utilize this positive cashflow to invest further in developing Forgent’s meeting automation software and to explore more opportunities for growing the business. However, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to investments in research and development, increased expense levels, and other factors.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

     Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.”

     The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred. The Company’s arrangements with resellers do not allow for any rights of return.

     Software and professional service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training, installation, and other professional services related to the sale of Forgent’s meeting automation software. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company’s training and installation services are not essential to the functionality of its products as (1) such services are available from other vendors and (2) the Company has sufficient experience in providing such services. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

     Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating license revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees are based on a percentage of the licensing revenues received on signed agreements and are paid to Jenkens & Gilchrist, a national law firm. The percentage payment to Jenkens & Gilchrist was set based on a sliding scale that began during the quarter ended April 30, 2002 at 35% and increased to 50% based on the aggregate recoveries achieved. Future percentage payments will be 50% of license receipts per the agreement with Jenkens & Gilchrist.

     Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue. Deferred revenues are recognized in the Consolidated Statement of Operations over the terms of the arrangements, primarily ranging from one to three years.

Software Development Costs

     Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software begins upon initial product shipment. Software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method.

Impairment of Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on August 1, 2001 and thus is required to review the carrying value of its goodwill and other intangible assets annually. Forgent also reviews goodwill and other intangibles for possible impairment whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization; significant underperformance of operating units; significant changes in market conditions and trends. If a review event has occurred, the value of the goodwill or intangible asset is compared to the estimate of future cash flows, and if required, an impairment is recorded.

RISK FACTORS

     There are many factors that affect the Company’s business, prospects and the results of its operations, some of which are beyond the control of the Company. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or that are currently believed to be immaterial may also affect the Company’s business prospects and results of operations.

General Economic and Industry Conditions

     Any adverse change in general economic, business or industry conditions could have a material adverse effect on the Company’s business, prospects and financial performance if those conditions cause customers or potential customers to reduce or delay their investments in meeting automation software and related professional services. Due to the recent economic circumstances affecting U.S. businesses, there has been a slow-down in capital spending, which adversely affects the willingness of companies to purchase software products and professional services. If this slow-down in capital spending is prolonged, economic conditions could have a continued adverse effect on the demand for the Company’s products and services and could result in declining revenue and earnings growth rates for the Company.

License Program

     The Company’s intellectual property licensing revenues are difficult to predict. The Company’s Patent Licensing Program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program, and other risks that could adversely affect the Company’s licensing program. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. If the Company fails to meet the expectations of public market analysts or investors, the market price of Forgent’s common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company’s patented technology, higher than expected operating expenses, and license delays due to legal and other factors.

Meeting Automation Software Development

     Forgent expects that its future financial performance will depend significantly on revenue from its existing and future software products and the related products that the Company plans to develop, which is subject to significant risks. There are significant risks inherent in any new product introduction, such as with Forgent’s ALLIANCE software products and its Network Simplicity software products. Market acceptance of these and future products will depend on continued market development for the meeting management market. Forgent cannot be certain that its existing or future products offerings will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If the Company’s products do not meet customer needs or expectations, for whatever reason, the Company’s sales would be adversely affected and further, upgrading or enhancing the product could be costly and time consuming. Such upgrades or enhancements could have an adverse affect on the Company’s results of operations.

Technological Changes and Product Transitions

     The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. These improvements could render the Company’s products noncompetitive, if the Company fails to anticipate and respond effectively to these improvements and new product introductions. While the Company believes that its experience over the past few years as a provider of meeting automation software and professional services and its prior experience in the videoconferencing industry affords it a competitive advantage over some of its competitors, rapid changes in technology present some of the greatest challenges and risks for any software and technology-based company.

Software Marketing and Sales

     Forgent’s first enterprise software product was introduced in the fall of 2001, and as such, it has limited market awareness. Since that time Forgent has enhanced this product through internal development and acquisitions. The Company’s future success will be dependent in significant part on its ability to generate demand for its meeting automation software products and professional services. To this end, Forgent’s direct and indirect sales operations must increase market awareness of its products to generate increased revenue. Several of the Company’s products and services require a sophisticated sales effort targeted at the senior management of its prospective customers. All new hires will require training and will take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

Sales Cycle

     Forgent has a long sales cycle for several of its products since it generally takes time to educate potential customers regarding the use and benefits of its enterprise meeting automation software solutions. The long sales cycle makes it difficult to predict the quarter in which sales may fall. Because the Company’s expense levels are relatively fixed, the shift of sales from one quarter to a later quarter will adversely affect results of operations in an affected quarter, since the Company would not be able to adjust its expense levels to match fluctuations in revenues. If the Company failed to meet expectations by shareholders, analysts or others as to software sales anticipated in any particular quarter, the market price of the Company’s stock may significantly decrease.

Limited Operating History

     Although founded in 1985, Forgent has a limited operating history in its current lines of business because of the Company’s recent transition to a provider of meeting automation software and professional services and a licensor of intellectual property. As a result of this limited operating history, Forgent cannot forecast revenue and operating expenses based on historical results. The Company’s ability to forecast quarterly revenue accurately is limited because Forgent’s software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur and because of the relative unpredictability of its intellectual property licensing revenues. The Company’s business, operating results, and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

Competition and New Entrants

     The Company may encounter new entrants or competition from competitors in some or all aspects of its business. The Company competes on the basis of price, technology, availability, performance, quality, reliability, service, and support. The Company believes that its experience and business model creates a competitive advantage over its competitors. However, there can be no assurance that the Company will be able to maintain this advantage. Many of the Company’s current and possibly future competitors have greater resources than the Company and, therefore, may be able to compete more effectively on price and other terms.

Patents and Trademarks

     The Company’s success and ability to compete are substantially dependent on its proprietary technology and trademarks. The Company seeks to protect these assets through a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and enforcement of these rights may be time consuming and expensive. Furthermore, despite best efforts, the Company may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Also, competitors may independently develop similar, but not infringing, technology, duplicate products, or design around the Company’s patents or other intellectual property.

     Additionally, the Company’s patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide Forgent with any competitive advantage or may be challenged by third parties. If challenged, patents might not be upheld or claims could be narrowed. Any litigation surrounding the Company’s rights could force Forgent to divert important financial and other resources away from business operations.

New Business Model

     The Company has transitioned its business and has realigned its strategic focus towards two core business lines: meeting automation software and professional services and intellectual property licensing. Many factors may negatively impact the Company’s ability to implement its strategic focus, including the ability or possible inability to manage the development of its meeting automation software, manage the development of its Patent Licensing Program, sustain the productivity of Forgent’s workforce, retain key employees, and manage operating expenses. The Company may be required by market conditions and other factors to undertake restructuring efforts in the future. Forgent’s business, results of operations or financial condition could be materially adversely affected if it is unable to manage the development of its business strategy, sustain the productivity of its workforce, retain key employees, or manage its operating expenses.

Acquisition Integration

     The Company has made, and may continue to evaluate and make, strategic acquisitions in public and privately held technology companies. Since some of these companies may be early-stage ventures with unproven business models, products that are not yet fully developed or products that have not yet achieved market acceptance, these acquisitions are inherently risky. Many factors outside of the Company’s control determine whether or not the Company’s investments will be successful. Such factors include the ability of the Company to obtain additional private equity financing, access the public capital markets, affect a sale or merger, or achieve commercial success with its products or services. Additionally, the Company may encounter difficulties in integrating an acquired company’s workforce, technologies, or product lines. Accordingly, there can be no assurances that any of the Company’s investments will be successful or that the Company will be able to recover the amounts invested.

Divestiture Transactions

     As a result of Forgent’s transition to a provider of meeting automation software and professional services and licensor of intellectual property, the Company has substantially completed a program to divest certain non-core operations, including a videoconferencing endpoint manufacturing business, an integration business, and a videoconferencing hardware services business. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing markets. In addition, the Company continues to evaluate the profitability realized or that is likely to be realized by its existing businesses and operations. Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company’s business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on Forgent’s business, financial condition or results of operations.

     Due to the risk factors noted above and elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Forgent’s past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company’s common stock in any given period.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     Certain portions of this report contain forward-looking statements that reflect the Company’s current expectations regarding future results of operations, economic performance, financial condition and achievements. Whenever possible, Forgent attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and other similar expressions. These statements reflect management’s current plans and expectations that rely on a number of assumptions and estimates that are subject to risks and uncertainties including, but not limited to rapid changes in technology, unexpected changes in customer order patterns, the intensity of competition, economic conditions, pricing pressures, interest rate fluctuations, changes in the capital markets, litigation involving intellectual property and other matters, changes in tax and other laws and governmental rules applicable to Forgent’s business and other risks indicated in Forgent’s filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company’s control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company’s investments, Forgent does not consider these risks to be significant. For additional Quantitative and Qualitative Disclosures about Market Risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

     During the period covered by this report, there were no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on our financial condition or results of operations.

     In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company’s Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al, for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserts is at least $5.0 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On December 3, 2003 the registrant filed a report on Form 8-K announcing the Company’s financial results for the quarter ended October 31, 2003 by issuing a press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

December 15, 2003	By:	/s/ RICHARD N. SNYDER

Richard N. Snyder
Chief Executive Officer

December 15, 2003	By:	/s/ JAY C. PETERSON

Jay C. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002