Form 10-Q
period 2004-01-31
FORGENT NETWORKS  INC
filed 2004-03-16
CIK 884144

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At March 10, 2004 the registrant had outstanding 24,844,315 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	JANUARY 31,	JULY 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents, including restricted cash of $650 and $730 at January 31, 2004 and July 31, 2003	$18,497	$21,201
Short-term investments	6,403	3,845
Accounts receivable, net of allowance for doubtful accounts of $125 and $0 at January 31, 2004 and July 31, 2003	1,720	9,457
Notes receivable, net of reserve of $780 and $639 at January 31, 2004 and July 31, 2003	77	74
Prepaid expenses and other current assets	451	415

Total Current Assets	27,148	34,992
Property and equipment, net	3,406	2,158
Intangible assets, net	358	5,042
Capitalized software, net	—	4,827
Other assets	265	230

	$31,177	$47,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,987	$3,178
Accrued compensation and benefits	360	683
Other accrued liabilities	1,392	1,661
Notes payable, current position	362	323
Deferred revenue	538	281

Total Current Liabilities	4,639	6,126
Long-Term Liabilities:
Deferred revenue	56	59
Other long-term obligations	2,673	1,810

Total Long-Term Liabilities	2,729	1,869
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 26,383 and 26,172 shares issued; 24,662 and 24,588 shares outstanding at January 31, 2004 and July 31, 2003, respectively	263	261
Treasury stock, 1,721 and 1,584 issued at January 31, 2004 and July 31, 2003, respectively	(4,685)	(4,231)
Additional paid-in capital	264,346	263,875
Accumulated deficit	(236,017)	(219,991)
Unearned compensation	(102)	(28)
Accumulated other comprehensive income	4	(632)

Total Stockholders’ Equity	23,809	39,254

	$31,177	$47,249

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE		FOR THE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2004	2003	2004	2003
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Software and professional services	$793	$1,031	$1,792	$2,245
Intellectual property licensing	5,820	7,255	8,670	13,468
Other	—	88	22	469

Total revenues	6,613	8,374	10,484	16,182
COST OF SALES:
Software and professional services	5,600	740	6,450	1,473
Intellectual property licensing	2,910	3,628	4,335	6,734
Other	—	37	24	420

Total cost of sales	8,510	4,405	10,809	8,627
GROSS MARGIN	(1,897)	3,969	(325)	7,555
OPERATING EXPENSES:
Selling, general and administrative	3,384	2,524	6,417	5,567
Research and development	1,149	711	2,233	1,883
Amortization of intangible assets	12	—	17	—
Impairment of assets	6,989	—	6,989	(499)

Total operating expenses	11,534	3,235	15,656	6,951
(LOSS) INCOME FROM OPERATIONS	(13,431)	734	(15,981)	604
OTHER (EXPENSES) INCOME:
Interest income	54	28	115	86
Foreign currency translation	(633)	—	(633)	—
Interest expense and other	(56)	(37)	(100)	(38)

Total other (expenses) income	(635)	(9)	(618)	48
(LOSS) INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(14,066)	725	(16,599)	652
Provision for income taxes	—	(11)	—	(10)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(14,066)	714	(16,599)	642
Income from discontinued operations, net of income taxes	—	601	—	1,598
Income on disposal, net of income taxes	563	—	573	—

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	563	601	573	1,598

NET (LOSS) INCOME	$(13,503)	$1,315	$(16,026)	$2,240

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
(Loss) income from continuing operations	$(0.57)	$0.03	$(0.67)	$0.03

Income from discontinued operations	$0.02	$0.02	$0.02	$0.06

Net (loss) income	$(0.55)	$0.05	$(0.65)	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,639	24,638	24,619	24,725
Diluted	24,639	25,030	24,619	25,272

The accompanying notes are integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE SIX MONTHS
	ENDED JANUARY 31,
	2004	2003
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(16,599)	$642
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	1,619	1,285
Amortization of leasehold advance and lease impairment	(508)	(847)
Provision for doubtful accounts	125	—
Impairment of assets	11,827	(499)
Amortization of unearned compensation	33	180
Foreign currency translation loss	629	—
Loss on disposal of fixed assets	24	—
Sale of accounts receivable	1,746	—
Changes in operating assets and liabilities:
Accounts receivable	6,058	(179)
Inventories	—	(14)
Prepaid expenses and other current assets	(134)	(168)
Accounts payable	(1,236)	(1,075)
Accrued expenses and other long-term obligations	(740)	349
Deferred revenues	221	(33)

Net cash provided by (used in) operating activities	3,065	(359)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(2,558)	1,499
Net purchases of property and equipment	(643)	(109)
Collection of notes receivable	163	174
Increase in capitalized software	(889)	(1,644)
Increase in other assets	(200)	(45)
Purchase of Network Simplicity Software Inc.	(1,965)	—

Net cash used in investing activities	(6,092)	(125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	366	139
Purchase of treasury stock	(454)	(651)
Proceeds from notes payable	172	103
Payments on notes payable and capital leases	(341)	(537)

Net cash used in financing activities	(257)	(946)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by discontinued operations	573	1,559
Effect of exchange rate changes on cash and equivalents	7	17

Net change in cash and equivalents	(2,704)	146
Cash and equivalents at beginning of period	21,201	17,237

Cash and equivalents at end of period	$18,497	$17,383

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 1 — GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of January 31, 2004 and July 31, 2003, the results of operations for the three and six months ended January 31, 2004 and January 31, 2003, and the cash flows for the six months ended January 31, 2004 and January 31, 2003. The results for the interim periods are not necessarily indicative of results for a full fiscal year.

     Please note that for comparability purposes a reclassification was made on the Company’s originally filed Form 10-Q for the fiscal quarter ended January 31, 2003, which is reflected in the Company’s Form 10-Q/A for the same fiscal period.

NOTE 2 — ACQUISITIONS

     As approved by each company’s board of directors and finalized on October 6, 2003, Forgent acquired certain assets and the operations of Network Simplicity Software Inc. (“Network Simplicity”), a privately held provider of web-based scheduling solutions for the small to medium sized business market. Network Simplicity’s flagship product, Meeting Room Manager, is an easy-to-use web-based tool that schedules rooms, people, and resources globally. Another Network Simplicity product, Visual Asset Manager, is a network and web-based solution that allows businesses to effectively track and manage their assets, including computers, printers, software, and employees. These acquired software products are targeted for small to medium sized businesses and departments or divisions of large enterprises. This strategic acquisition allows the Company to extend its current software product offerings and to expand its market opportunities into the small to medium sized business market.

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

     As a result of the acquisition, Network Simplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statement of Operations for the three and six months ended January 31, 2004.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

     In acquiring Network Simplicity, Forgent’s workforce grew by ten employees. The founder of Network Simplicity currently serves as Forgent’s Vice-President — Network Simplicity, and the Network Simplicity workforce remained based in Richmond, British Columbia, Canada.

NOTE 3 — ASSET IMPAIRMENT

     During the three months ended January 31, 2004, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

		Intellectual
	Software	Property	Total
	Segment	Segment	Impairment
Prepaid assets	$90	$—	$90
Capitalized software development costs	4,748	—	4,748

Impairment in cost of sales	4,838	—	4,838

Prepaid assets	10	—	10
Equipment	211	—	211
Goodwill	5,043	—	5,043
Leasehold improvements	21	161	182
Leases	420	1,123	1,543

Impairment in operating expenses	5,705	1,284	6,989

Total impairment	$10,543	$1,284	$11,827

     During the second fiscal quarter, Forgent faced declining revenues related to its ALLIANCE software products and services. On the other hand, Forgent experienced increasing revenues related to its Network Simplicity software product and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle, and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and Network Simplicity product lines, and re-evaluated its strategy regarding growing revenues from this segment. As a result, Forgent repriced, repackaged, and repositioned ALLIANCE to be targeted to small to medium sized businesses and departments or divisions of large enterprises. Since Forgent’s ALLIANCE and Network Simplicity software products are now both sold under similar models, management expects to experience efficiencies in the sales efforts. Forgent will continue to market and sell ALLIANCE and will continue to support all of its current ALLIANCE customers.

     Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4,748 in net capitalized software development costs and $211 in equipment related to ALLIANCE. Additionally, Forgent impaired $100 of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and professional services revenues and Forgent’s shift in its go-forward strategy, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5,043 impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10,102 impairment charge related to ALLIANCE was recorded to the Consolidated Statement of Operations, with $4,838 in cost of sales and $5,264 in operating expenses.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

     In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1,465. As of January 31, 2004, Forgent had $2,025 recorded as a liability on the Consolidated Balance Sheet related to its Wild Basin property. Forgent remained obligated to make lease payments in accordance with the original terms of both leases. In addition, Forgent analyzed its recorded leasehold improvements at its Wild Basin property. Multiple leasehold improvements were made for the Company’s previously owned videoconferencing hardware products business and certain subtenants, and this analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $182 related to these leasehold improvements. The $1,726 impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Consolidated Statement of Operations.

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

NOTE 4 — DISCONTINUED OPERATIONS

     On July 3, 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”), based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. The divestiture was a strategic move designed to enable Forgent to focus on growing its software and professional services business, growing its intellectual property licensing business, increasing its cash balances, improving its overall gross margin, and reducing its operating expenses. The assets sold included accounts receivable, inventory, fixed assets, certain prepaid assets, and goodwill. As consideration for the sale of the Services Business, the Company received $7,350 in cash, which was net of a $400 transaction extension fee, and the assumption of substantially all of the Services Business’ liabilities, including deferred maintenance revenue, identified accounts payable, and capital lease obligations.

     An additional $2,250 in cash was held for possible purchase price adjustments and indemnity claims. During the six months ended January 31, 2004, Forgent negotiated the final resolution of the purchase price adjustments with Gores. As a result, Forgent received $575 in cash from Gores in January 2004. As of January 31, 2004, the remaining $1,000 in cash was held in escrow for indemnity claims. Details of these escrowed funds and other important information are set forth in the Company’s proxy statement for fiscal year 2002. Forgent cannot provide any assurances that it will receive some or any of the remaining funds still held in escrow.

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

     As a result of the sale of the Services Business, the Company has presented this business as discontinued operations on the accompanying consolidated financial statements, and recorded $601 and $1,598 in income from its discontinued operations for the three and six months ended January 31, 2003. The $563 and $573 in income recorded from discontinued operations during the three and six months ended January 31, 2004 represent the $575 in cash received from Gores in January 2004 for purchase price adjustments related to the sale and the residual activity related to the $1,954 loss on disposal of the Services Business recorded for the fiscal year ended July 31, 2003. The Company did not conduct any business from this business line during the six months ended January 31, 2004.

     NOTE 5 — SALE OF ACCOUNTS RECEIVABLE

     During the first fiscal quarter of 2004, the Company sold $1,746 of its outstanding accounts receivable, without any recourse. Silicon Valley Bank purchased the assets at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10. The Company received proceeds from Silicon Valley Bank of $1,713.

     Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets, and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfer of the accounts receivable as a sale of assets, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $27 for the six months ended January 31, 2004.

NOTE 6 — COMPREHENSIVE INCOME (LOSS)

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income”, the Company’s other comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three and six months ended January 31, 2004 was $12,869 and $15,390 respectively. Comprehensive income for the three and six months ended January 31, 2003 was $1,303 and $2,458, respectively.

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Interpretation No. 46 requires the primary beneficiary, an entity that is subject to a majority of the risk of loss from the variable interest entity’s (“VIE”) activity or is entitled to receive a majority of the VIE’s residual returns or both, to consolidate that VIE. The interpretation also requires disclosure about VIEs that a company is not required to consolidate but in which it has a significant variable interest. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. In October 2003, the FASB issued Position No. FIN46-6, which delayed the effective date of consolidation provisions of Interpretation No. 46 for variable interest entities created before February 1, 2003. If the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of Interpretation No. 46, the new effective date is for reporting periods ending after December 15, 2003. The Company did not have a variable interest in any VIEs as of January 31, 2004 and therefore the adoption of these provisions has no material impact on Forgent’s financial position or results of operations.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Forgent adopted the provisions of SFAS No. 150 effective August 1, 2003. Since August 1, 2003 and as of January 31, 2004, the Company held no such financial instruments. Therefore, the adoption of SFAS No. 150 had no impact on the Company’s financial position or results of operations.

     NOTE 8 — STOCK BASED COMPENSATION

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

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Net (loss) earnings
Net (loss) earnings, as reported	$(13,503)	$1,315	$(16,026)	$2,240
Add: Stock-based employee compensation expense included in reported net (loss) earnings, net of related tax effects	18	58	33	152
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(416)	(573)	(594)	(792)

Net (loss) earnings, pro forma	$(13,901)	$800	$(16,587)	$1,600
Basic (loss) earnings per common share:
As reported	$(0.55)	$0.05	$(0.65)	$0.09
Pro forma	$(0.56)	$0.03	$(0.67)	$0.06
Diluted (loss) earnings per common share:
As reported	$(0.55)	$0.05	$(0.65)	$0.09
Pro forma	$(0.56)	$0.03	$(0.67)	$0.06

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

NOTE 9- SEGMENT INFORMATION

     Currently, the Company operates in two distinct segments: software and professional services, and intellectual property licensing. Forgent’s software and professional services business provides customers with scheduling software as well as add-on software customization, installation and training, network consulting, hardware, software maintenance services, and other comprehensive related services. Forgent’s intellectual property licensing business is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts.

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

     The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating (loss) income for the three and six months ended January 31, 2004 and 2003:

	Software &	Intellectual
	Professional	Property Licensing
	Services	& Other	Total
For the Three Month Period Ending January 31, 2004
Revenues from unaffiliated customers	$793	$5,820	$6,613
Gross margin	(4,807)	2,910	(1,897)
Operating (loss) income	(14,209)	778	(13,431)
For the Three Month Period Ending January 31, 2003
Revenues from unaffiliated customers	$1,031	$7,343	$8,374
Gross margin	291	3,678	3,969
Operating (loss) income	(2,501)	3,235	734
For the Six Month Period Ending January 31, 2004
Revenues from unaffiliated customers	$1,792	$8,692	$10,484
Gross margin	(4,658)	4,333	(325)
Operating (loss) income	(17,367)	1,386	(15,981)
For the Six Month Period Ending January 31, 2003
Revenues from unaffiliated customers	$2,245	$13,937	$16,182
Gross margin	772	6,783	7,555
Operating (loss) income	(5,284)	5,888	604

NOTE 10 — CONTINGENCIES

     The Company recently received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of Compression Labs, Inc., (“CLI”), the Company’s subsidiary, in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 Patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and has so advised the FTC.

NOTE 11 — SUBSEQUENT EVENT

     As part of its efforts to simplify and streamline its software operations to be commensurate with its software revenue base, Forgent decided to implement a leaner cost structure. This implementation included reducing headcount and closing certain sales offices to conform to the Company’s new operating structure. Therefore, in February 2004, Forgent restructured its organization and terminated 47 employees, or 44% of the workforce, which affected 22 employees in sales and marketing, 19 employees in research and development, and six employees in general and administrative functions. All of the designated employees were terminated upon the announcement of the reduction and were assisted with outplacement support services and severance. Additionally,

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

the Company closed its sales office in Melville, New York in January 2004. As a result of the restructuring, Forgent also closed its sales offices in McLean, Virginia and Houston, Texas and reduced its office space in Austin, Texas. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company will record a one-time charge during the third quarter of fiscal 2004 for the restructuring.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of Forgent’s financial position as of January 31, 2004 and July 31, 2003 and for the three and six months ended January 31, 2004 and 2003 should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2004	2003	2004	2003
Software and professional services revenues	12%	12%	17%	14%
Intellectual property licensing revenues	88	87	83	83
Other revenues	—	1	—	3
Gross margin	(29)	47	(3)	47
Selling, general and administrative	51	30	61	34
Research and development	18	9	22	12
Impairment of assets	105	—	66	(3)
Total operating expenses	174	39	149	43
Other income, net	(10)	—	(6)	—
Income (loss) from continuing operations	(213)	9	(158)	4
Income (loss) from discontinued operations	9	7	5	10
Net income (loss)	(204)%	16%	(153)%	14%

THREE AND SIX MONTHS ENDED JANUARY 31, 2004 AND 2003

     REVENUES. Revenues for the three months ended January 31, 2004 were $6.6 million, a decrease of $1.8 million, or 21%, from the $8.4 million reported for the three months ended January 31, 2003. Revenues for the six months ended January 31, 2004 were $10.5 million, a decrease of $5.7 million, or 35%, from the $16.2 million reported for the six months ended January 31, 2003. Consolidated revenues represent the combined revenues, including sales of Forgent’s scheduling software, add-on software customization, installation and training, network consulting, hardware, software maintenance services, and other comprehensive professional services as well as royalties received from licensing the Company’s intellectual property. Consolidated revenues do not include any revenues from Forgent’s discontinued videoconferencing hardware services business (“Services Business”), which provided hardware maintenance, installation, technical support, and resident engineer services (see Note 4, in the accompanying financial statements).

     Software and professional services revenues decreased by $0.2 million, or 23%, to $0.8 million for the three months ended January 31, 2004 from $1.0 million for the three months ended January 31, 2003. Software and professional services revenues decreased by $0.4 million, or 20%, to $1.8 million for the six months ended January 31, 2004 from $2.2 million for the six months ended January 31, 2003. Software and professional services revenues as a percentage of total revenues were 12% and 12% for the three months ended January 31, 2004 and 2003, respectively. Software and professional services revenues as a percentage of total revenues were 17% and 14% for the six months ended January 31, 2004 and 2003, respectively. Revenues from this line of business include sales of Forgent’s ALLIANCE software products (“ALLIANCE”), including ALLIANCE SCHEDULER™ (“SCHEDULER”) and ALLIANCE MEDIA MANAGER™ (“MEDIA MANAGER”), and the newly acquired software products from Network Simplicity, Meeting Room Manager and Visual Asset Manager. Also included are professional services, software maintenance, and royalties.

     SCHEDULER, the enhanced product based on Forgent’s Global Scheduling System, streamlines meeting scheduling, reduces conflicts associated with booking meetings, and empowers users to schedule meetings easily using Microsoft Outlook® and Lotus Notes® platforms. MEDIA MANAGER is a multi-vendor, multi-protocol media management platform, based on Forgent’s Video Network Platform, that monitors and manages rich media communications and network devices from multiple vendors through a Common Operating Environment, and overcomes the related ease-of-use, reliability, and manageability problems of rich media technologies. Meeting Room Manager is an easy-to-use web-based tool that schedules rooms, people, and resources globally. Visual Asset Manager is a network and web-based solution that allows businesses to effectively track and manage their assets, including computers, printers, software, and employees. Forgent’s professional services offerings include add-on software customization, installation and training, and network consulting services.

     The $0.2 million decrease during the three months ended January 31, 2004 and the $0.4 million decrease during the six months ended January 31, 2004 as compared to the related periods in fiscal year 2003 are due to decreases in sales of software licenses and related professional services during fiscal year 2004, primarily as a result of less than anticipated sales of ALLIANCE. Midway through the second fiscal quarter, management anticipated software revenues to grow over the previous quarter based on multiple opportunities in which the sales force received favorable responses from customers, indicating potential purchasing commitments. However, starting in January 2004, customers began altering their purchase intentions, leading to a 21% decline in software revenues over the previous quarter. More disconcerting to management were the reasons customers cited for their withdrawal. In the past, customers stated that budget constraints were the primary reason that required them to delay purchasing the Company’s software. In January 2004, Forgent encountered more customers citing changes in IT spending priorities and complexities of implementation at the enterprise level as the basis for not purchasing ALLIANCE. During January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and Network Simplicity product lines, and re-evaluated its strategy regarding growing revenues from this segment. As a result, Forgent decreased its investment in ALLIANCE and repriced, repackaged, and repositioned ALLIANCE to be targeted to small to medium sized businesses and departments or divisions of large enterprises. Under a realigned software sales strategy, Forgent will continue to market and sell ALLIANCE and will continue to support all of its current ALLIANCE customers. During the second fiscal quarter, Forgent obtained indications that it is gaining traction in selling Meeting Room Manager and Visual Asset Manager. Since Forgent’s ALLIANCE and Network Simplicity software products are now both sold under similar distribution models, management expects to experience efficiencies in the sales efforts for these products. In addition to repositioning ALLIANCE and pursuing sales of Meeting Room Manager and Visual Asset Manager, Forgent will continue to investigate potential acquisitions of companies with scheduling products targeted at the small to medium sized business markets. Management believes its redefined focus on scheduling software targeted at the small to medium sized business markets will provide the opportunity for growing the revenues of the Company.

     Intellectual property licensing revenues decreased by $1.5 million, or 20%, to $5.8 million for the three months ended January 31, 2004 from $7.3 million for the three months ended January 31, 2003. Intellectual property licensing revenues decreased by $4.8 million, or 36%, to $8.7 million for the six months ended January 31, 2004 from $13.5 million for the six months ended January 31, 2003. Intellectual property licensing revenues as a percentage of total revenues were 88% and 87% for the three months ended January 31, 2004 and 2003, respectively. Intellectual property licensing revenues as a percentage of total revenues were 83% and 83% for the six months ended January 31, 2004 and 2003, respectively. These licensing revenues relate to one-time intellectual property licensing agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The Company does not anticipate any additional intellectual property revenue from these companies but it continues to actively seek new licenses and put more companies on notice by broadening its field of use to cover several fields including printing devices, scanners, DVD players, personal computers, digital cameras, certain video cameras, cell phones, rendering software and other technologies. As of January 31, 2004, the Company had $0.8 million in accounts receivable related to its intellectual property licensing revenues generated during the second fiscal quarter. This receivable was collected during the third fiscal quarter.

     The second fiscal quarter of 2004 marks the eighth consecutive quarter that Forgent has generated licensing revenues. As of January 31, 2004, the Company’s Patent Licensing Program has generated $88.8 million in aggregate licensing revenues. Although the timing of signing the license agreements continues to pose forecasting challenges, which inevitably causes peaks and valleys in the program, management anticipates its Patent Licensing Program will generate additional intellectual property licensing revenues in fiscal year 2004 as well as in fiscal year 2005. However, Forgent’s licensing program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to the disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company’s licensing program. Additionally, the U.S. patent, which has generated the licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to others.

     Other revenues decreased by $0.1 million, or 100%, to $0.0 million for the three months ended January 31, 2004 from $88 thousand for the three months ended January 31, 2003. Other revenues decreased by $0.4 million, or 95%, to $22 thousand for the six months ended January 31, 2004 from $0.5 million for the six months ended January 31, 2003. Other revenues as a percentage of total revenues were 0% and 1% for the three months ended January 31, 2004 and 2003, respectively. Other revenues as a percentage of total revenues were 0% and 3% for the six months ended January 31, 2004 and 2003, respectively. During the three and six months ended January 31, 2003, the Company subcontracted several integration projects to SPL Integrated Solutions (“SPL”), which had purchased Forgent’s integration business during fiscal year 2002. As a result of these subcontracts, Forgent recorded $0.1 million and $0.5 million in other revenues during the three and six months ended January 31, 2003, respectively. During the first fiscal quarter of 2004, Forgent completed its final integration project and recorded $22 thousand in other revenues. As of October 31, 2003, Forgent no longer subcontracted any integration projects to SPL and referred all of its integration customers directly to SPL.

     GROSS MARGIN. Gross margin for the three months ended January 31, 2004 was ($1.9) million, a decrease of $5.9 million, or 148%, from the $4.0 million reported for the three months ended January 31, 2003. Gross margin for the six months ended January 31, 2004 was ($0.3) million, a decrease of $7.9 million, or 104%, from the $7.6 million reported for the six months ended January 31, 2003. Gross margin as a percentage of total revenues were (29%) and 47% for the three months ended January 31, 2004 and 2003, respectively. Gross margin as a percentage of total revenues were (3%) and 47% for the six months ended January 31, 2004 and 2003, respectively.

     As a result of the second fiscal quarter’s financial results, as well as the future outlook for the software business, the Company was required to record an $11.8 million impairment charge, primarily related to certain software assets. This impairment included a $4.8 million non-cash impairment charge related to the capitalization of its ALLIANCE software development costs and certain prepaid royalties, which was recorded as part of costs of sales. This impairment charge caused the Company’s gross margins to be negative. Without the effects of the impairment charge, gross margins decreased by $1.0 million, or 26%, and $3.0 million, or 40%, for the three and six months ended January 31, 2004, as compared to the three and six months ended January 31, 2003, respectively.

     The $1.0 million decrease in Forgent’s gross margin, prior to the effects of the impairment charge, during the quarter ended January 31, 2004, as compared to the quarter ended January 31, 2003, is due primarily to the $0.7 million decrease in gross margin from patent licensing agreements obtained during the second fiscal quarter. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. The contingent legal fees are based on 50% of the licensing revenues received on signed agreements and are paid to Jenkens & Gilchrist, a national law firm, per the agreement with Jenkens & Gilchrist. Therefore, intellectual property revenues generated during a fiscal period directly and significantly affect total gross margin. Similarly, the $3.0 million decrease in Forgent’s gross margin, prior to the effects of the impairment charge, during the six months ended January 31, 2004, as compared to the six months ended January 31, 2003, is due primarily to the $2.4 million decrease in gross margin from patent licensing agreements obtained. Because of the inherent risks in technology licensing, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent’s foreign counterparts, total gross margin could be adversely affected in the future if licensing revenues decline.

     The costs associated with the software and professional services business result primarily from the amortization of the Company’s capitalized and purchased software development costs and compensation expenses. Thus, the cost of sales from this line of business is relatively fixed. During the three and six months ended January 31, 2004, the amortization of software development costs and compensation expenses equaled $0.7 million and $1.5 million, representing 94% and 94% of this segment’s total cost of sales, excluding the impairment charge of $4.8 million, respectively. For the three and six months ended January 31, 2003, the amortization of software development costs and compensation expenses equaled $0.5 million and $0.9 million, representing 68% and 63% of this segment’s total cost of sales, respectively. The increase in costs is due to the additional amortization of previously capitalized software development costs and the additional amortization of the purchased software development costs resulting from the Network Simplicity and GSS acquisitions, as well as additional personnel related expenses. As a result of the $4.8 million impairment charge for the remaining unamortized software development costs and the restructuring of the Company’s business in February 2004, management anticipates its software segment’s cost of sales to be reduced since it will no longer have expenses related to the amortization of the ALLIANCE software development costs and it will have reduced compensation expenses, excluding severance charges.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (“SG&A”) expenses for the three months ended January 31, 2004 were $3.4 million, an increase of $0.9 million, or 34%, from the $2.5 million reported for the three months ended January 31, 2003. SG&A expenses for the six months ended January 31, 2004 were $6.4 million, an increase of $0.8 million, or 15%, from the $5.6 million reported for the six months ended January 31, 2003. SG&A expenses as a percentage of total revenues were 51% and 30% for the three months ended January 31, 2004 and 2003, respectively. SG&A expenses as a percentage of total revenues were 61% and 34% for the six months ended January 31, 2004 and 2003, respectively.

     Approximately 70% of the $0.9 million increase in SG&A expenses during the three months ended January 31, 2004 and approximately 96% of the $0.8 million increase in SG&A expenses during the six months ended January 31, 2004 are attributable to increases in corporate expenses, legal fees, sales and marketing expenses, and bad debt expenses. Forgent allocates certain corporate operating expenses to its segments. Since the Company sold its Services Business during the fourth fiscal quarter of 2003, the Company had one less segment to allocate corporate operating expenses to and thus, SG&A expenses from continuing operations increased by an additional $0.3 million and $0.5 million in expenses during the three and six months ended January 31, 2004, respectively. During the second fiscal quarter, Forgent also incurred increased legal fees due primarily to efforts related to finalizing certain aspects of the sale of the Services Business and to investigating potential acquisitions.

     During the three and six months ended January 31, 2004, Forgent’s sales and marketing expenses increased by $0.2 million and $0.1 million over the comparable periods ended January 31, 2003, respectively. These increases are due primarily to the sales expenses related to Network Simplicity, since Forgent completed its acquisition of Network Simplicity in October 2003. During the second fiscal quarter and during previous quarters, Forgent sold ALLIANCE primarily through a direct distribution model, which resulted in long sales cycles due to the time required to educate potential enterprise customers regarding the use and benefits of ALLIANCE. As a result of the shift in the Company’s go-forward strategy, Forgent realigned its software sales strategy for ALLIANCE to a more cost efficient distribution model, similar to the Company’s sales strategy for its Network Simplicity software products, in order to simplify and streamline the overall sales process. Since Forgent’s ALLIANCE and Network Simplicity software products are now both sold under similar distribution models targeted at small to medium sized businesses and departments or divisions of large enterprises through high volume, telemarketing, and web-based sales, management expects to experience efficiencies in its sales efforts. Management will continue to monitor expenses related to the Company’s sales organization and make adjustments, if necessary, to its sales capabilities to support the sale of its software products.

     Forgent reviews potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term before extending any new or additional credit. The Company follows its credit policy consistently and constantly monitors all of its accounts for indications of uncollectability. During the second fiscal quarter, Forgent recorded $0.1 million in bad debt expense. This bad debt expense is the result of fully reserving two customer accounts as a result of a reseller’s current inability to pay timely and unresponsiveness from a customer due to turnover within the customer’s business. Management intends to continue pursuing collection from these two customers, using legal action if necessary. Less than 2% of Forgent’s remaining accounts receivable are aged past 90 days, and management does not currently anticipate any collection issues with these receivables.

     RESEARCH AND DEVELOPMENT. Research and development (“R&D”) expenses for the three months ended January 31, 2004 were $1.1 million, an increase of $0.4 million, or 62%, from the $0.7 million reported for the three months ended January 31, 2003. R&D expenses for the six months ended January 31, 2004 were $2.2 million, an increase of $0.3 million, or 19%, from the $1.9 million reported for the six months ended January 31, 2003. R&D expenses as a percentage of total revenues were 18% and 9% for the three months ended January 31, 2004 and 2003, respectively. R&D expenses as a percentage of total revenues were 22% and 12% for the six months ended January 31, 2004 and 2003, respectively.

     During the three months ended January 31, 2004, Forgent continued its efforts on enhancing its ALLIANCE software suite, as well as enhancing its Network Simplicity software products. In December 2003, Forgent released ALLIANCE 4.2, which integrates WebEx web conferencing services into the ALLIANCE meeting automation platform and includes support for video bridge cascading in order to connect multiple participants who would otherwise not all fit on one bridge or would be too costly to be serviced by one bridge. Forgent also developed ALLIANCE 4.3, which extends the web conferencing capabilities to support Lotus Web Conferencing in addition to the existing WebEx support. ALLIANCE 4.3 was released in January 2004.

     In November 2003, Forgent released Meeting Room Manager 2004, which significantly improved the web client by providing many of the administrative functions, such as location management, filter management, options, etc. that were previously only available in the network client. The Company’s latest version of its Network Simplicity product line provides virtual meetings from users’ desktops across one or multiple offices and allows web client users to create advanced recurring meetings. Additionally, the new “MRM Assistant” performs automated functions such as sending meeting reminders to attendees, generating web-based reports, periodically archiving reservations, and alerting administrators of certain actions. Administrators can now track the status of the equipment in inventory, customize any detail or search form in the web client, as well as define rules based on reservation information, such as limiting the number of people in certain meeting rooms and identifying selected users with the ability to reserve equipment for a meeting room. The Company is currently developing its next versions of Meeting Room Manager and Visual Asset Manager. In doing so, management will attempt to maintain research and development expenses at reasonable levels in terms of percentage of revenue.

     The R&D expenses are net of $0.4 million and $0.9 million capitalized during the three and six months ended January 31, 2004, respectively, as compared to $0.8 million and $1.6 million capitalized during the three and six months ended January 31, 2003. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related project, generally three years. As part of its efforts to simplify and streamline its software operations to be commensurate with its software revenue base, management repriced, repackaged, and repositioned ALLIANCE to be targeted to small to medium sized businesses and departments or divisions of large enterprises. In connection with this realignment, Forgent impaired its existing capitalized software development costs, all of which were related to ALLIANCE, and recorded a $4.7 million non-cash charge. This impairment charge was recorded as part of cost of sales on the Consolidated Statement of Operations.

     During the six months ended January 31, 2004, Forgent continued to grow its intellectual property portfolio by preparing new patent applications, pursuing pending applications, and obtaining new patents. The United States Patent and Trademark Office issued the Company two new patents during the second fiscal quarter, bringing the Company’s total issued patent count to forty-six. These patents and pending applications, which comprise Forgent’s intellectual property portfolio, relate to scheduling, meeting automation, videoconferencing, data compression, video mail, and other technologies developed or acquired by Forgent.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization expenses for the three and six months ended January 31, 2004 were $12 thousand and $17 thousand, respectively. The amortization expenses relate to the amortization of certain identified intangible assets purchased from Network Simplicity in October 2003. No amortization expenses were recorded for the three and six months ended January 31, 2003.

     IMPAIRMENT OF ASSETS. During the three months ended January 31, 2004, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

		Intellectual
	Software	Property	Total
	Segment	Segment	Impairment
	(Amounts in thousands)
Prepaid assets	$90	$—	$90
Capitalized software development costs	4,748	—	4,748

Impairment in cost of sales	4,838	—	4,838

Prepaid assets	10	—	10
Equipment	211	—	211
Goodwill	5,043	—	5,043
Leasehold improvements	21	161	182
Leases	420	1,123	1,543

		Intellectual
	Software	Property	Total
	Segment	Segment	Impairment
	(Amounts in thousands)
Impairment in operating expenses	5,705	1,284	6,989

Total impairment	$10,543	$1,284	$11,827

     During the second fiscal quarter, Forgent faced declining revenues related to its ALLIANCE software products and services. On the other hand, Forgent experienced increasing revenues related to its Network Simplicity software product and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle, and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and Network Simplicity product lines, and re-evaluated its strategy regarding growing revenues from this segment. As a result, Forgent repriced, repackaged, and repositioned ALLIANCE to be targeted to small to medium sized businesses and departments or divisions of large enterprises. Since Forgent’s ALLIANCE and Network Simplicity software products are now both sold under similar models, management expects to experience efficiencies in the sales efforts. Forgent will continue to market and sell ALLIANCE and will continue to support all of its current ALLIANCE customers.

     Pursuant to SFAS No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4.7 million in net capitalized software development costs and $0.2 million in equipment related to ALLIANCE. Additionally, Forgent impaired $0.1 million of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and professional services revenues and Forgent’s shift in its go-forward strategy, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5.0 million impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10.1 million impairment charge related to ALLIANCE was recorded to the Consolidated Statement of Operations, with $4.8 million in cost of sales and $5.3 million in operating expenses.

     In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78 thousand. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1.5 million. As of January 31, 2004, Forgent had $2.0 million recorded as a liability on the Consolidated Balance Sheet related to its Wild Basin property. Forgent remained obligated to make lease payments in accordance with the original terms of both leases. In addition, Forgent analyzed its recorded leasehold improvements at its Wild Basin property. Multiple leasehold improvements were made for the Company’s previously owned videoconferencing hardware products business and certain subtenants, and this analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $0.2 million related to these leasehold improvements. The $1.7 million impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Consolidated Statement of Operations.

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

     OTHER (EXPENSES) INCOME. Other expenses for the three months ended January 31, 2004 was $0.6 million, an increase of $0.6 million, or 6,956%, from the $9 thousand in other expenses reported for the three months ended January 31, 2003. Other expenses for the six months ended January 31, 2004 was $0.6 million, a decrease of $0.7 million, or 1,388%, from the $48 thousand in other income reported for the six months ended January 31, 2003. Other expenses as a percentage of total revenues were 10% and 0% for the three months ended January 31, 2004 and 2003, respectively. Other (expenses) income as a percentage of total revenues were (6%) and 0% for the six months ended January 31, 2004 and 2003, respectively. The increase in other expenses for the three and six months ended January 31, 2004 as compared to the three and six months ended January 31, 2003 is due primarily to $0.6 million in foreign currency losses associated with ceasing the operations of certain international entities that were recorded during the second fiscal quarter.

     INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended January 31, 2004 was $0.6 million, a decrease of $38 thousand, or 6%, from the $0.6 million reported for the three months ended January 31, 2003. Income from discontinued operations for the six months ended January 31, 2004 was $0.6 million, a decrease of $1.0 million, or 64%, from the $1.6 million reported for the six months ended January 31, 2003. Income from discontinued operations as a percentage of total revenues were 9% and 7% for the three months ended January 31, 2004 and 2003, respectively. Income from discontinued operations as a percentage of total revenues were 5% and 10% for the six months ended January 31, 2004 and 2003, respectively.

     During the fourth fiscal quarter of 2003, the Company sold the operations and assets of its videoconferencing hardware services business to an affiliate of Gores Technology Group (“Gores”). Accordingly, the videoconferencing hardware service business has been accounted for and presented as discontinued operations in the consolidated financial statements. Income from discontinued operations were $0.6 million and $1.0 million for the three and six months ended January 31, 2003. The $0.6 million in income recorded from discontinued operations during the three and six months ended January 31, 2004 represents the $0.6 million in cash received from Gores in January 2004 for purchase price adjustments related to the sale of the Services Business and the residual activity related to the disposal of the Services Business recorded for the fiscal year ended July 31, 2003. The Company did not conduct any business from this business line during the six months ended January 31, 2004.

     NET (LOSS) INCOME. Forgent incurred a net loss of $13.5 million, or $0.55 per share, during the three months ended January 31, 2004 compared to a net income of $1.3 million, or $0.05 per share, during the three months ended January 31, 2003. Forgent incurred a net loss of $16.0 million, or $0.65 per share, during the six months ended January 31, 2004 compared to a net income of $2.2 million, or $0.09 per share, during the six months ended January 31, 2003. Net (loss) income as a percentage of total revenues were (204%) and 16% for the three months ended January 31, 2004 and 2003, respectively. Net (loss) income as a percentage of total revenues were (153%) and 14% for the six months ended January 31, 2004 and 2003, respectively. The $14.8 million and $18.3 million decrease in the Company’s net income during the three and six months ended January 31, 2004 as compared to the three and six months ended January 31, 2003 is primarily attributable to the $11.8 million in impairment charges recorded during the second fiscal quarter of 2004. Due to the shift in sales strategy for its software business and the difficulties in predicting the timing and amounts of its intellectual property licensing revenues, uncertainties and challenges remain. Thus, there can be no assurance that the Company can successfully grow its revenues or return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

     On January 31, 2004, Forgent had working capital of $22.5 million, including $24.9 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $3.1 million for the six months ended January 31, 2004 due primarily to a $6.1 million decrease in accounts receivable and the sale of $1.7 million in accounts receivable, which were offset by a loss of approximately $4.8 million, excluding the non-cash impairment charges. Cash used in operating activities was $0.4 million for the six months ended January 31, 2003 due primarily to a $1.1 million decrease in accounts payable, which was offset by $0.6 million in income and $0.4 million in depreciation and amortization expenses. During the six months ended January 31, 2004, the Company sold $1.7 million of its outstanding accounts receivable, without any recourse, to Silicon Valley Bank. Silicon Valley Bank purchased the accounts receivable at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10 thousand. The Company received proceeds from Silicon Valley Bank of $1.7 million. As a result of the sale of the accounts receivable, the Company excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $27 thousand for the six months ended January 31, 2004. During the fiscal quarter ended January 31, 2004, Forgent collected $2.2 million in accounts receivable related to its Patent Licensing Program. These collections and the diligent collection of the Company’s other accounts receivable led to the Company’s days sales outstanding to decrease further by six days over the previous quarter to 23 days. Forgent continues to conscientiously collect all of its outstanding receivables.

     Cash used in investing activities was $6.1 million for the six months ended January 31, 2004 due largely to $2.6 million in net purchases of short-term investments and $2.0 million paid related to the purchase of Network Simplicity. Cash used in investing activities was $0.1 million for the six months ended January 31, 2003 due primarily to $1.6 million in capitalization of software development costs, which was offset by $1.5 million in sales of short-term investments. During the six months ended January 31, 2004, the Company increased its purchases in short-term investments with maturities greater than 90 days in order to increase returns on its cash balances. As of January 31, 2004, approximately 87% of Forgent’s short-term investments mature within six months and 13% of the short-term investments mature within one year.

     As of January 31, 2004, the Company leased computers, equipment, and office space under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate the Company to pay property taxes, maintenance, and insurance. The Company also has several capital leases for computer and office equipment. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment. Amounts payable under these leases and notes payable are as follows:

Amounts Payable
(in thousands)

	Operating	Capital	Notes
Fiscal Year Ending:	Leases	Leases	Payable	Total
Remaining 2004	$2,135	$19	$207	$2,361
2005	4,192	6	305	4,503
2006	4,049	—	167	4,216
2007	3,340	—	24	3,364
2008	3,264	—	—	3,264
Thereafter	15,011	—	—	15,011

Total	$31,991	$25	$703	$32,719

Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company’s operations.

     Cash used in financing activities was $0.3 million for the six months ended January 31, 2004 due primarily to $0.5 million in purchases of treasury stock, which was offset by $0.4 million in proceeds received from the issuance of stock. Cash used in financing activities was $0.9 million for the six months ended January 31, 2003 due primarily to $0.7 million in purchases of treasury stock. Forgent currently maintains a stock repurchase program to purchase up to three million shares of the Company’s common stock. During the six months ended January 31, 2004, the Company repurchased 137,085 shares for $0.5 million, bringing the total number of shares repurchased to date to 1.7 million shares. Management will continue to evaluate repurchasing additional shares in fiscal 2004, depending on the Company’s cash position, market conditions, and other factors.

     The Company’s principal sources of liquidity at January 31, 2004 consisted of $24.9 million of cash, cash equivalents, and short-term investments, and the ability to generate cash from its intellectual property licensing business. Forgent’s ability to generate cash is subject to certain risks as discussed under “Risk Factors — License Program” below. As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Management plans to strategically utilize its cash balances to develop Forgent’s software business and to explore opportunities for growing the business, including through acquisitions. Therefore, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to increased expense levels, potential acquisitions, and other factors.

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

     The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights, or acceptance clauses until such rights of return, refund, or cancellation have expired or acceptance has occurred. The Company’s arrangements with resellers do not allow for any rights of return.

     Software and professional service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training, installation, and other professional services related to the sale of Forgent’s scheduling software. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

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

     Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service, and other revenue. Deferred revenues are recognized in the Consolidated Statement of Operations over the terms of the arrangements, primarily ranging from one to three years.

Software Development Costs

     Costs incurred in connection with the development of software products are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method.

Impairment of Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on August 1, 2001 and thus is required to review the carrying value of its goodwill and other intangible assets annually. Forgent also reviews goodwill and other intangibles for possible impairment whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization; significant underperformance of operating units; and significant changes in market conditions and trends. If a review event has occurred, the value of the goodwill or intangible asset is compared to the estimate of future cash flows, and if required, an impairment is recorded.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts to estimate losses from uncollectable customer receivables. This estimate is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. It also considers individual customers’ payment experience, credit-worthiness, and age of receivable balances.

RISK FACTORS

     There are many factors that affect the Company’s business, prospects, liquidity, and the results of its operations, some of which are beyond the control of the Company. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or that are currently believed to be immaterial may also affect the Company’s business prospects and results of operations.

General Economic and Industry Conditions

     Any adverse change in general economic, business, or industry conditions could have a material adverse effect on the Company’s business, prospects, and financial performance if those conditions cause customers or potential customers to reduce or delay their investments in scheduling software and related professional services. Due to the current economic circumstances affecting U.S. businesses, there has been a slow-down in capital spending, which adversely affects the willingness of companies to purchase software products and professional services. If this slow-down in capital spending continues to prolong, economic conditions could have a continued adverse effect on the demand for the Company’s products and services and could result in declining revenues and earnings for the Company.

License Program

     The Company’s intellectual property licensing revenues are difficult to predict. The Company’s Patent Licensing Program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program, and other risks that could adversely affect the Company’s licensing program. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. In this regard, see Item 1 — Legal Proceedings in Part II of this report for information regarding the commencement by the Federal Trade Commission of a non-public investigation associated with the Company’s Patent Licensing Program. If the Company fails to meet the expectations of securities analysts or investors, the market price of Forgent’s common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company’s patented technology, higher than expected operating expenses, and license delays due to legal and other factors.

Acquisition Integration

     The Company has made, and will continue to evaluate and may make, strategic acquisitions in public and privately held technology companies. Since some of these companies may be early-stage ventures with unproven business models, products that are not yet fully developed, or products that have not yet achieved market acceptance, these acquisitions are inherently risky. Additionally, the Company may encounter a number of risks, including (1) diversion of management’s attention; (2) failure to retain and motivate key acquired personnel; (3) failure to integrate acquired operations, products and technologies; (4) risks associated with unanticipated events, circumstances or legal liabilities; (5) client satisfaction or performance problems within the acquired business; and (6) amortization of acquired intangible assets. These difficulties could disrupt Forgent’s ongoing business, distract existing management and employees, increase the Company’s expenses, and materially and adversely affect results of operations and liquidity. Accordingly, there can be no assurances that any of the Company’s investments will be successful or that the Company will be able to recover the amounts invested.

Software Marketing and Sales

     Forgent’s first software product was introduced in the fall of 2001, and as such, it has limited market awareness. Since that time Forgent has enhanced this product through internal development and acquisitions. The Company’s future success will be dependent in significant part on its ability to generate demand for its scheduling software products and professional services. To this end, Forgent’s sales operations must increase market awareness of its products to generate increased revenue. All sales new hires will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

Software Development

     Forgent expects that its future financial performance will depend significantly on revenue from its existing and future software products and the related products that the Company plans to develop or acquire. There are significant risks inherent in any new product introduction, such as with Forgent’s ALLIANCE software products and its Network Simplicity software products. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices. Forgent may need to invest further in research and development in order to keep its software applications and solutions viable in the rapidly changing marketplace. This research and development effort may require significant resources and could ultimately be unsuccessful. Such significant investment could adversely affect the Company’s operating results as well as its liquidity.

     Additionally, Forgent cannot be certain that its existing or future products offerings will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If the Company’s products do not meet customer needs or expectations, for whatever reason, the Company’s sales would be adversely affected and further, upgrading or enhancing the Company’s products could be costly and time consuming. Such upgrades or enhancements could have an adverse effect on the Company’s results of operations and liquidity.

Increased Business from Current and New Customers

     Forgent’s business model depends on the expanded use of its software within its current and new customers’ organizations. Therefore, Forgent must execute on its growth objectives, including growth from its acquired companies or assets. If the Company fails to grow its customer base or generate repeat and expanded business from its current customers, Forgent’s business and operating results could be adversely affected. Since the Company’s maintenance and other professional service fees depend largely on the size and number of licenses that are sold, any downturn in Forgent’s software license revenue would negatively impact the Company’s professional services revenue and future maintenance revenue. Additionally, if customers elect not to renew their maintenance agreements, Forgent’s maintenance revenue could be adversely affected.

Quarterly Revenues and Operating Results

     In the past, Forgent’s revenues and operating results have varied significantly from quarter to quarter. Additionally, management expects that revenues and operating results will continue to fluctuate significantly from quarter to quarter. These fluctuations may lead to reduced prices for the Company’s common stock. Several factors may cause the quarterly results to fluctuate, including:

•	Timing of intellectual property license agreements and related recording of licensing revenues;

•	Market demand for the Company’s software products and services;

•	Timing of customers’ budget cycles;

•	Timing of customer orders and deployment of Forgent’s software products;

•	The mix of software license and services revenue;

•	Seasonal fluctuations in capital spending;

•	Changes in the rapidly evolving market for web-based applications;

•	Management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•	Timing and costs related to possible acquisitions of technology or businesses;

•	Costs of attracting, retaining, and training skilled personnel;

•	Management’s ability to manage future growth; and

•	General economic climate.

     Some of these factors are within management’s control while others are not. Accordingly, management believes that quarter-to-quarter comparisons of the Company’s revenues and operating results are not necessarily meaningful. Therefore, investors should not rely on the results of any particular quarter as an indication of future performance.

Key Personnel and Senior Management

     Forgent’s success depends upon its ability to attract, hire, and retain highly trained and experienced software developers and engineers to design and develop software applications in order to keep pace with client demand for rapidly evolving technologies and varying client needs. The Company’s operations are also dependent on the continued efforts of its executive officers and senior management. Additionally, Forgent will likely depend on the senior management of any business it may acquire in the future. If any of the Company’s key personnel or senior management are unable or unwilling to continue in his or her present role, or if Forgent is unable to hire, train and integrate new personnel effectively, Forgent’s business could be adversely affected.

Technological Changes and Product Transitions

     The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles, and continual improvement in product performance characteristics. If the Company fails to anticipate and respond effectively to these improvements and new product introductions, these improvements could render the Company’s products noncompetitive. While Forgent believes that its experience over the past few years as a provider of scheduling software and professional services and its prior experience in the videoconferencing industry affords it a competitive advantage over some of its competitors, rapid changes in technology present challenges and risks for the Company.

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

Limited Operating History

     Although founded in 1985, Forgent has a limited operating history in its current lines of business due to the Company’s recent transition to a provider of scheduling software and professional services and a licensor of intellectual property. As a result of this limited operating history, Forgent cannot forecast revenue and operating expenses based on historical results. Additionally, the Company’s ability to forecast quarterly revenue accurately is limited because of the relative unpredictability of its intellectual property licensing revenues. The Company’s business, operating results, and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

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

Divestiture Transactions

     As a result of Forgent’s transition to a provider of scheduling software and professional services and licensor of intellectual property, the Company has divested certain non-core operations, including a videoconferencing endpoint manufacturing business, an integration business, and a videoconferencing hardware services business. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations, or compete more effectively in existing markets. In addition, the Company continues to evaluate the profitability realized or that is likely to be realized by its existing businesses and operations. Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company’s business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities, and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs, or could otherwise have a material adverse effect on Forgent’s business, financial condition, or results of operations.

Recently Proposed and Enacted Laws and Regulations

     As a result of assessing, implementing, and complying with recently proposed and enacted changes in the laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, management anticipates potential increased accounting, audit, and legal fees, as well as potential increased costs for certain types of insurance. Additionally, the new and proposed rules could also make it more difficult for Forgent to retain qualified individuals to serve on its Board of Directors. Although management continually monitors and evaluates the developments with respect to these new and proposed laws and regulations, management cannot estimate the amount of the additional costs the Company may incur or the timing of such costs at this time. However, such increased costs could materially affect Forgent’s results of operations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q represent forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition, or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition, or achievements as expressed or implied by such forward-looking statements.

     Whenever possible, Forgent attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could,” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this quarterly report, they inherently are subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to: (1) inability to execute upon growth objectives, including growth in entities acquired by Forgent; (2) failure of Forgent’s sales pipeline to be converted to realized sales and recorded as revenue; (3) litigation involving intellectual property and other matters; (4) rapid changes in technology; (5) unexpected changes in customer order patterns; (6) inability to recruit and retain professionals with the high level of skills and experience needed to develop and enhance Forgent’s software products; (7) general economic conditions; (8) the intensity of competition; (9) pricing pressures; (10) changes in the capital markets; (11) changes in tax and other laws and governmental rules applicable to Forgent’s business; and other risks indicated in Forgent’s filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company’s control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements. Additionally, Forgent does not assume responsibility for the accuracy and completeness of such statements and is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. No changes were made in the Company’s internal controls over financial reporting during the quarter ended January 31, 2004, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on its financial condition or results of operations.

     In late February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company’s Patent Licensing Program. In late February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al., for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserts is at least $5.0 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

     The Company recently received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of Compression Labs, Inc., (“CLI”), the Company’s subsidiary, in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 Patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and has so advised the FTC.

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

     (b) Reports on Form 8-K:

On March 9, 2004 the registrant filed a report on Form 8-K announcing the Company’s financial results for the quarter ended January 31, 2004 by issuing a press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.
March 16, 2004	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

March 16, 2004	By:	/s/ JAY C. PETERSON
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