Form 10-Q
period 2004-04-30
FORGENT NETWORKS  INC
filed 2004-06-14
CIK 884144

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

At June 10, 2004 the registrant had outstanding 24,889,851 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	APRIL 30,	JULY 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents, including restricted cash of $650 and $730 at April 30, 2004 and July 31, 2003	$17,434	$21,201
Short-term investments	3,675	3,845
Accounts receivable, net of allowance for doubtful accounts of $145 and $0 at April 30, 2004 and July 31, 2003	634	9,457
Notes receivable, net of reserve of $780 and $639 at April 30, 2004 and July 31, 2003	77	74
Prepaid expenses and other current assets	432	415

Total Current Assets	22,252	34,992
Property and equipment, net	3,478	2,158
Intangible assets, net	308	5,042
Capitalized software, net	—	4,827
Other assets	266	230

	$26,304	$47,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,268	$3,178
Accrued compensation and benefits	315	683
Other accrued liabilities	1,585	1,661
Notes payable, current position	355	323
Deferred revenue	531	281

Total Current Liabilities	4,054	6,126
Long-Term Liabilities:
Deferred revenue	41	59
Other long-term obligations	2,511	1,810

Total Long-Term Liabilities	2,552	1,869
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 26,581 and 26,172 shares issued; 24,860 and 24,588 shares outstanding at April 30, 2004 and July 31, 2003, respectively	265	261
Treasury stock, 1,721 and 1,584 issued at April 30, 2004 and July 31, 2003, respectively	(4,685)	(4,231)
Additional paid-in capital	264,540	263,875
Accumulated deficit	(240,433)	(219,991)
Unearned compensation	(3)	(28)
Accumulated other comprehensive income	14	(632)

Total Stockholders’ Equity	19,698	39,254

	$26,304	$47,249

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE		FOR THE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	APRIL 30,		APRIL 30,
	2004	2003	2004	2003
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Software and professional services	$549	$1,134	$2,341	$3,379
Intellectual property licensing	267	12,150	8,937	25,618
Other	—	97	22	566

Total revenues	816	13,381	11,300	29,563
COST OF SALES:
Software and professional services	269	945	6,719	2,418
Intellectual property licensing	134	6,075	4,469	12,809
Other	—	77	24	497

Total cost of sales	403	7,097	11,212	15,724
GROSS MARGIN	413	6,284	88	13,839
OPERATING EXPENSES:
Selling, general and administrative	3,292	2,459	9,708	8,025
Research and development	918	901	3,152	2,784
Amortization of intangible assets	12	—	29	—
Restructuring charge	628	—	628	—
Impairment of assets	—	1,211	6,989	712

Total operating expenses	4,850	4,571	20,506	11,521
(LOSS) INCOME FROM OPERATIONS	(4,437)	1,713	(20,418)	2,318
OTHER INCOME (EXPENSES):
Interest income	49	37	164	123
Foreign currency translation	(22)	—	(655)	—
Interest expense and other	(6)	(36)	(106)	(75)

Total other income (expenses)	21	1	(597)	48
(LOSS) INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(4,416)	1,714	(21,015)	2,366
Provision for income taxes	—	(59)	—	(69)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,416)	1,655	(21,015)	2,297
Income from discontinued operations, net of income taxes	—	68	—	1,666
Income on disposal, net of income taxes	—	—	573	—

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	68	573	1,666

NET (LOSS) INCOME	$(4,416)	$1,723	$(20,442)	$3,963

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
(Loss) income from continuing operations	$(0.18)	$0.07	$(0.85)	$0.09

Income from discontinued operations	$0.00	$0.00	$0.02	$0.07

Net (loss) income	$(0.18)	$0.07	$(0.83)	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,802	24,629	24,679	24,693
Diluted	24,802	24,715	24,679	25,144

The accompanying notes are integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE NINE
	MONTHS ENDED
	APRIL 30,
	2004	2003
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(21,015)	$2,297
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	1,981	1,969
Amortization of leasehold advance and lease impairment	(735)	(1,133)
Provision for doubtful accounts	329	—
Impairment of assets	11,827	712
Amortization of unearned compensation	38	201
Foreign currency translation loss	650	—
Loss on disposal of fixed assets	24	17
Sale of accounts receivable	1,746	—
Changes in operating assets and liabilities:
Accounts receivable	6,952	(5,220)
Inventories	—	(31)
Prepaid expenses and other current assets	(115)	(243)
Accounts payable	(1,955)	(1,661)
Accrued expenses and other long-term obligations	(544)	(665)
Deferred revenues	161	33

Net cash used in operating activities	(656)	(3,724)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	170	2,013
Net purchases of property and equipment	(669)	(156)
Net collection of notes receivable	162	110
Increase in capitalized software	(889)	(2,202)
Increase in other assets	(200)	(45)
Purchase of Network Simplicity Software Inc.	(2,297)	—

Net cash used in investing activities	(3,723)	(280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	656	212
Purchase of treasury stock	(454)	(858)
Proceeds from notes payable	267	163
Payments on notes payable and capital leases	(426)	(728)

Net cash provided by (used in) financing activities	43	(1,211)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by discontinued operations	573	1,606
Effect of exchange rate changes on cash and equivalents	(4)	19

Net change in cash and equivalents	(3,767)	(3,590)
Cash and equivalents at beginning of period	21,201	17,237

Cash and equivalents at end of period	$17,434	$13,647

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 1 — GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of April 30, 2004 and July 31, 2003, the results of operations for the three and nine months ended April 30, 2004 and April 30, 2003, and the cash flows for the nine months ended April 30, 2004 and April 30, 2003. The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 — ACQUISITIONS

     As approved by each company’s board of directors and finalized on October 6, 2003, Forgent acquired certain assets and the operations of Network Simplicity Software Inc. (“Network Simplicity”), a privately held provider of web-based scheduling solutions for the small to medium sized business market. Network Simplicity’s flagship product, Meeting Room Manager, is an easy-to-use web-based tool that schedules rooms, people, and resources globally. Another Network Simplicity product, Visual Asset Manager, is a network and web-based solution that allows businesses to effectively track and manage their assets, including computers, printers, software, and employees. These acquired software products are targeted for small to medium sized companies and departments or divisions of large enterprises. This strategic acquisition allows the Company to expand its market opportunities into the small to medium sized business market.

     Forgent purchased Network Simplicity for approximately $3,315, consisting of $2,115 in cash and assumed liabilities, and approximately $1,200 in potential future cash considerations. The $2,115 represents the amount recorded as the purchase price of the acquisition, which was accounted for as a purchase of assets. Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. The following table shows the amounts assigned to each major asset and liability class as of the date of acquisition:

Cash	$55
Accounts receivable, net	137
Prepaid expenses	3
Fixed assets	37
Intangible assets	425
Acquired software	1,570

Total Assets	$2,227

Accounts payable	$15
Accrued liabilities	64
Deferred revenue	33

Total Liabilities	$112

     During April 2004, $358 of the potential future cash considerations was earned by the seller of Network Simplicity and recorded as an adjustment to the purchase price as of April 30, 2004 and to acquired software allocated. The remaining $842 tied to future contingencies will be recorded as additional purchase price when, and if, the amounts are paid.

     As a result of the acquisition, Forgent’s workforce grew by ten employees, and the Network Simplicity workforce remained based in Richmond, British Columbia, Canada. Additionally, Network Simplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statement of Operations for the three and nine months ended April 30, 2004.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 3 – RESTRUCTURING ACTIVITIES

     During the third fiscal quarter, Forgent streamlined its software operations to be more commensurate with its software revenue base and implemented a leaner cost structure, which included reducing headcount and closing certain sales offices to conform to the Company’s new operating structure. As a result of this restructuring, Forgent terminated 62 employees, or 58% of the workforce, which affected 33 employees in sales and marketing, 22 employees in research and development, and seven employees in general and administrative functions. The designated employees were terminated upon the announcement of the reduction and were assisted with outplacement support services and severance. Additionally, Forgent closed its sales offices in McLean, Virginia and Houston, Texas. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a one-time charge of $616 for termination benefits and $12 related to the office closings during the three months ended April 30, 2004. As of April 30, 2004, the Company had a liability of $212 related to the restructuring activities. Most of this liability will be paid in the fourth fiscal quarter and the remainder will be paid during the first fiscal quarter of 2005.

NOTE 4 – ASSET IMPAIRMENT

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

     During the second fiscal quarter, Forgent faced declining revenues related to its ALLIANCE software products and services. On the other hand, Forgent experienced increasing revenues related to its Network Simplicity software products and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle, and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and Network Simplicity product lines, and re-evaluated its strategy regarding growing revenues from this segment. As a result, certain ALLIANCE assets were impaired.

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

     In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1,465. Also during the second fiscal quarter, Forgent analyzed its recorded leasehold improvements at its Wild Basin property. Multiple leasehold improvements were made for the Company’s previously owned videoconferencing hardware products business and certain subtenants, and this analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $182 related to these leasehold improvements. The $1,725 impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Consolidated Statement of Operations. During the third fiscal quarter, Forgent negotiated and settled its lease obligations on its office in Melville, New York. As of April 30, 2004, Forgent remained obligated to make lease payments in accordance with the original terms of its Wild Basin property lease and had $1,956 recorded as a liability on the Consolidated Balance Sheet related this property.

     During the three months ended April 30, 2003, Forgent believed that the ongoing difficult economic environment and the associated negative impact on the Company’s software business represented an indicator of a possible impairment on the Company’s software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1,331 impairment of its goodwill related to its acquisition of Global Scheduling Solutions, Inc. This impairment was recorded as part of continuing operations on the Company’s Consolidated Statement of Operations.

     When Forgent sold its products business segment during fiscal year 2002, it received two subordinated promissory notes from VTEL Products Corporation (“VTEL”). Due to the defaulted payment on the first subordinated promissory note due in April 2002 and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL during fiscal year 2002. During the first fiscal quarter of 2003, management agreed with VTEL’s management to offset Forgent’s accounts payable to VTEL with its accounts receivable and notes receivable from VTEL. Forgent’s liability was fully offset with the accounts receivable and partially offset with the note in default, thus relieving $499 of the reserve on the notes receivable. Similarly, during the quarter ended April 30, 2003, management agreed with VTEL’s management to offset Forgent’s accounts payable to VTEL with the outstanding notes receivable and interest receivable from VTEL, thus relieving an additional $120 of the reserve on the notes receivable. Since the initial $5,967 charge to reserve the VTEL notes receivable was reported as part of the asset impairment from continuing operations, the related reductions of the reserves are also reported as part of the asset impairment from continuing operations. No cash was exchanged with this transaction.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 5 — DISCONTINUED OPERATIONS

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

     An additional $2,250 in cash was held for possible purchase price adjustments and indemnity claims. During the second fiscal quarter, Forgent negotiated the final resolution of the purchase price adjustments with Gores. As a result, Forgent received $575 in cash from Gores in January 2004. As of April 30, 2004, the remaining $1,000 in cash was held in escrow for indemnity claims. Details of these escrowed funds and other important information are set forth in the Company’s proxy statement for fiscal year 2002. Forgent cannot provide any assurances that it will receive some or any of the remaining funds still held in escrow.

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

     As a result of the sale of the Services Business, the Company has presented this business as discontinued operations on the accompanying consolidated financial statements, and recorded $68 and $1,666 in income from its discontinued operations for the three and nine months ended April 30, 2003. The $573 in income recorded from discontinued operations during the nine months ended April 30, 2004 represent the $575 in cash received from Gores in January 2004 for purchase price adjustments related to the sale and the residual activity related to the disposal of the Services Business. The Company did not conduct any business from this business line during the nine months ended April 30, 2004.

NOTE 6 – SALE OF ACCOUNTS RECEIVABLE

     During the first fiscal quarter of 2004, the Company sold $1,746 of its outstanding accounts receivable, without any recourse. Silicon Valley Bank purchased the assets at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10. The Company received proceeds from Silicon Valley Bank of $1,713.

     Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets, and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfer of the accounts receivable as a sale of assets, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $30 for the nine months ended April 30, 2004.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income”, the Company’s other comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive loss for the three and nine months ended April 30, 2004 was $4,406 and $19,796 respectively. Comprehensive income for the three and nine months ended April 30, 2003 was $120 and $438, respectively.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Interpretation No. 46 requires the primary beneficiary, an entity that is subject to a majority of the risk of loss from the variable interest entity’s (“VIE”) activity or is entitled to receive a majority of the VIE’s residual returns or both, to consolidate that VIE. The interpretation also requires disclosure about VIEs that a company is not required to consolidate but in which it has a significant variable interest. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. In October 2003, the FASB issued Position No. FIN46-6, which delayed the effective date of consolidation provisions of Interpretation No. 46 for variable interest entities created before February 1, 2003. If the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of Interpretation No. 46, the new effective date is for reporting periods ending after December 15, 2003. The Company did not have a variable interest in any VIEs as of April 30, 2004 and therefore the adoption of these provisions has no material impact on Forgent’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Forgent adopted the provisions of SFAS No. 150 effective August 1, 2003. Since August 1, 2003 and as of April 30, 2004, the Company held no such financial instruments. Therefore, the adoption of SFAS No. 150 had no impact on the Company’s financial position or results of operations.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

     NOTE 9 – STOCK BASED COMPENSATION

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

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net (loss) earnings
Net (loss) earnings, as reported	$(4,416)	$1,723	$(20,442)	$3,963
Add: Stock-based employee compensation expense included in reported net (loss) earnings, net of related tax effects	5	30	37	210
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(408)	(543)	(1,178)	(1,656)
Net (loss) earnings, pro forma	$(4,811)	$1,221	$(21,616)	$2,496
Basic (loss) earnings per common share:
As reported	$(0.18)	$0.07	$(0.83)	$0.16
Pro forma	$(0.19)	$0.05	$(0.88)	$0.10
Diluted (loss) earnings per common share:
As reported	$(0.18)	$0.07	$(0.83)	$0.16
Pro forma	$(0.19)	$0.05	$(0.88)	$0.10

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

NOTE 10 — SEGMENT INFORMATION

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

     The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating (loss) income for the three and nine months ended April 30, 2004 and 2003:

		Intellectual
	Software &	Property
	Professional	Licensing &
	Services	Other	Total
For the Three Month Period Ending April 30, 2004
Revenues from unaffiliated customers	$549	$267	$816
Gross margin	280	133	413
Operating (loss) income	(3,755)	(682)	(4,437)
For the Three Month Period Ending April 30, 2003
Revenues from unaffiliated customers	$1,134	$12,247	$13,381
Gross margin	189	6,095	6,284
Operating (loss) income	(3,636)	5,349	1,713
For the Nine Month Period Ending April 30, 2004
Revenues from unaffiliated customers	$2,341	$8,959	$11,300
Gross margin	(4,378)	4,466	88
Operating (loss) income	(21,123)	705	(20,418)
For the Nine Month Period Ending April 30, 2003
Revenues from unaffiliated customers	$3,379	$26,184	$29,563
Gross margin	961	12,878	13,839
Operating (loss) income	(8,921)	11,239	2,318

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 11 – CONTINGENCIES

     The Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of Compression Labs, Inc., (“CLI”), the Company’s subsidiary, in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 Patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and has so advised the FTC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of Forgent’s financial position as of April 30, 2004 and July 31, 2003 and for the three and nine months ended April 30, 2004 and 2003 should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	APRIL 30,		APRIL 30
	2004	2003	2004	2003
Software and professional services revenues	67%	8%	21%	11%
Intellectual property licensing revenues	33	91	79	87
Other revenues	—	1	—	2
Gross margin	51	47	1	47
Selling, general and administrative	403	18	86	27
Research and development	113	7	28	10
Restructuring charge	77	—	6	—
Impairment of assets	—	9	62	2
Total operating expenses	594	34	182	39
Other income, net	3	—	(5)	—
Income (loss) from continuing operations	(541)	12	(186)	8
Income (loss) from discontinued operations	—	1	5	5
Net income (loss)	(541)%	13%	(181)%	13%

THREE AND NINE MONTHS ENDED APRIL 30, 2004 AND 2003

     REVENUES. Revenues for the three months ended April 30, 2004 were $0.8 million, a decrease of $12.6 million, or 94%, from the $13.4 million reported for the three months ended April 30, 2003. Revenues for the nine months ended April 30, 2004 were $11.3 million, a decrease of $18.3 million, or 62%, from the $29.6 million reported for the nine months ended April 30, 2003. Consolidated revenues represent the combined revenues, including sales of Forgent’s scheduling software, add-on software customization, installation and training, network consulting, hardware, software maintenance services, and other comprehensive professional services as well as royalties received from licensing the Company’s intellectual property. Consolidated revenues do not include any revenues from Forgent’s discontinued videoconferencing hardware services business (“Services Business”), which provided hardware maintenance, installation, technical support, and resident engineer services (see Note 5, in the accompanying financial statements).

     Software and professional services revenues decreased by $0.6 million, or 52%, to $0.5 million for the three months ended April 30, 2004 from $1.1 million for the three months ended April 30, 2003. Software and professional services revenues decreased by $1.0 million, or 31%, to $2.3 million for the nine months ended April 30, 2004 from $3.3 million for the nine months ended April 30, 2003. Software and professional services revenues as a percentage of total revenues were 67% and 8% for the three months ended April 30, 2004 and 2003, respectively. Software and professional services revenues as a percentage of total revenues were 21% and 11% for the nine months ended April 30, 2004 and 2003, respectively. Revenues from this line of business include sales of Forgent’s ALLIANCE software products (“ALLIANCE”), including ALLIANCE SCHEDULER™ and ALLIANCE MEDIA MANAGER™, and the newly acquired software products from Network Simplicity, Meeting Room Manager and Visual Asset Manager. Also included are software maintenance, royalties, and professional services, such as add-on software customization, installation and training, and network consulting services.

     The $0.6 million decrease during the three months ended April 30, 2004 and the $1.0 million decrease during the nine months ended April 30, 2004 as compared to the related periods in fiscal year 2003 are due to decreases in sales of ALLIANCE software products and related professional services during fiscal year 2004, which are offset by $0.3 million and $0.6 million in sales of Network Simplicity software products and related services. As a result of less than anticipated sales of ALLIANCE, Forgent started decreasing its investment in ALLIANCE late in the second fiscal quarter, and the Company continued to experience decreasing revenues related to ALLIANCE in the third fiscal quarter. During the upcoming months, Forgent will continue to support ALLIANCE customers and will determine how best to utilize the ALLIANCE assets in order to maximize shareholder value. The company expects to continue to experience decreasing Revenue from the ALLIANCE Product. However, software and professional services revenues related to Network Simplicity increased by 53% over the second fiscal quarter. This increase is attributable to an increase in bookings and an increase in the average selling price during the third fiscal quarter as compared to the second fiscal quarter. Approximately 59% of the Network Simplicity revenues are generated from the Education, Legal, and Healthcare industries. In June 2004, Forgent introduced three new software products designed for small businesses, schools, universities, and busy families: Resource Scheduler, Classroom Manager, and Family Scheduler. With these new scheduling solutions, management anticipates continued growth in its Network Simplicity revenues.

     Intellectual property licensing revenues decreased by $11.9 million, or 98%, to $0.3 million for the three months ended April 30, 2004 from $12.2 million for the three months ended April 30, 2003. Intellectual property licensing revenues decreased by $16.7 million, or 65%, to $8.9 million for the nine months ended April 30, 2004 from $25.6 million for the nine months ended April 30, 2003. Intellectual property licensing revenues as a percentage of total revenues were 33% and 91% for the three months ended April 30, 2004 and 2003, respectively. Intellectual property licensing revenues as a percentage of total revenues were 79% and 87% for the nine months ended April 30, 2004 and 2003, respectively. The decrease in intellectual property licensing revenues for the three and nine months ended April 30, 2004 as compared to the three and nine months ended April 30, 2003 is due to the variability caused by the timing of signing the license agreements. The licensing revenues relate to one-time intellectual property licensing agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts. The Company does not anticipate any additional intellectual property revenue from these companies but it continues to actively seek new licensees. The third fiscal quarter of 2004 marks the ninth consecutive quarter that Forgent has generated licensing revenues. As of April 30, 2004, the Company’s Patent Licensing Program has generated $89.1 million in aggregate licensing revenues.

     During the third fiscal quarter, Forgent initiated litigation against 31 technology companies for infringement of its ‘672 patent (the “‘672 Litigation”). Although the Company previously offered to provide a license of the ‘672 patent to these companies, including Canon USA, Dell Incorporated, International Business Machines Corp., Toshiba Corporation, and Xerox Corporation, none of the defendants chose to do so. In addition to the current litigation, Forgent will continue to pursue licensing agreements with targeted companies, whether or not named in the litigation. The timing of signing the license agreements and the timing of the litigation results continue to pose forecasting challenges, which inevitably causes peaks and valleys in the Patent Licensing Program. However, management anticipates its licensing program will generate additional intellectual property licensing revenues. Nevertheless, Forgent’s licensing program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to the disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program, and other risks that could adversely affect the Company’s licensing program. Additionally, the U.S. patent, which has generated the licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to others.

     Other revenues decreased by $0.1 million, or 100%, to $0.0 million for the three months ended April 30, 2004 from $97 thousand for the three months ended April 30, 2003. Other revenues decreased by $0.5 million, or 96%, to $22 thousand for the nine months ended April 30, 2004 from $0.6 million for the nine months ended April 30, 2003. Other revenues as a percentage of total revenues were 0% and 1% for the three months ended April 30, 2004 and 2003, respectively. Other revenues as a percentage of total revenues were 0% and 2% for the nine months ended April 30, 2004 and 2003, respectively. During the three and nine months ended April 30, 2003, the Company subcontracted several integration projects to SPL Integrated Solutions (“SPL”), which had purchased Forgent’s integration business during fiscal year 2002. As a result of these subcontracts, Forgent recorded $0.1 million and $0.6 million in other revenues during the three and nine months ended April 30, 2003, respectively. During the first fiscal quarter of 2004, Forgent completed its final integration project and recorded $22 thousand in other revenues. As of October 31, 2003, Forgent no longer subcontracted any integration projects to SPL and referred all of its integration customers directly to SPL.

     GROSS MARGIN. Gross margin for the three months ended April 30, 2004 was $0.4 million, a decrease of $5.9 million, or 93%, from the $6.3 million reported for the three months ended April 30, 2003. Gross margin for the nine months ended April 30, 2004 was $0.1 million, a decrease of $13.7 million, or 99%, from the $13.8 million reported for the nine months ended April 30, 2003. Gross margin as a percentage of total revenues were 51% and 47% for the three months ended April 30, 2004 and 2003, respectively. Gross margin as a percentage of total revenues were 1% and 47% for the nine months ended April 30, 2004 and 2003, respectively.

     During the nine months ended April 30, 2004, the Company recorded an $11.8 million impairment charge, primarily related to certain software assets. This impairment included a $4.8 million non-cash impairment charge related to the capitalization of Forgent’s ALLIANCE software development costs and certain prepaid royalties, which was recorded as part of cost of sales. Without the effects of the impairment charge, gross margins decreased by $8.9 million, or 64%, for the nine months ended April 30, 2004, as compared to the nine months ended April 30, 2003.

     The $5.9 million decrease in Forgent’s gross margin during the quarter ended April 30, 2004, as compared to the quarter ended April 30, 2003, is due to the $5.9 million decrease in gross margin from patent licensing agreements obtained during the third fiscal quarter. Similarly, the $8.4 million decrease in Forgent’s gross margin, prior to the effects of the impairment charge, during the nine months ended April 30, 2004, as compared to the nine months ended April 30, 2003, is due primarily to the $8.3 million decrease in gross margin from patent licensing agreements. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. The contingent legal fees are based on 50% of the licensing revenues received on signed agreements and are paid to Jenkens & Gilchrist, a national law firm, per the agreement with Jenkens & Gilchrist. Therefore, intellectual property revenues generated during a fiscal period directly and significantly affect total gross margin. Because of the inherent risks in technology licensing, including the October 2006 expiration of the U.S. patent which has generated the licensing revenues and the September 2007 expiration of the patent’s foreign counterparts, total gross margin could be adversely affected in the future if licensing revenues do not increase.

     Excluding the effects of the impairment, the costs associated with the software and professional services business result primarily from the amortization of the Company’s capitalized and purchased software development costs, the amortization of the Company’s purchased intangible assets, and compensation expenses. Thus, the cost of sales from this line of business is relatively fixed. During the three and nine months ended April 30, 2004, the amortization costs and compensation expenses equaled $0.2 million and $1.8 million, representing 93% and 95% of this segment’s total cost of sales, excluding the impairment charge of $4.8 million, respectively. For the three and nine months ended April 30, 2003, the amortization costs and compensation expenses equaled $0.6 million and $1.5 million, representing 61% and 62% of this segment’s total cost of sales, respectively. Based on the result of the $4.8 million impairment charge for the remaining unamortized software development costs during the second fiscal quarter and the restructuring of the Company’s business during the third fiscal quarter, management anticipates its software segment’s cost of sales to decrease since it will no longer have expenses related to the amortization of the ALLIANCE software development costs and it will have reduced compensation expenses. However, these reductions will be offset by increases in the amortization of the purchased software development costs and intangible assets.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2004 were $3.3 million, an increase of $0.8 million, or 34%, from the $2.5 million reported for the three months ended April 30, 2003. SG&A expenses for the nine months ended April 30, 2004 were $9.7 million, an increase of $1.7 million, or 21%, from the $8.0 million reported for the nine months ended April 30, 2003. SG&A expenses as a percentage of total revenues were 403% and 18% for the three months ended April 30, 2004 and 2003, respectively. SG&A expenses as a percentage of total revenues were 86% and 27% for the nine months ended April 30, 2004 and 2003, respectively.

     Approximately 71% of the $0.8 million increase in SG&A expenses during the three months ended April 30, 2004 and approximately 83% of the $1.7 million increase in SG&A expenses during the nine months ended April 30, 2004 are attributable to increases in corporate expenses, bad debt expenses, and marketing expenses, which are offset by decreases in compensation expenses. Forgent allocates certain corporate operating expenses to its segments. Since the Company sold its Services Business during the fourth fiscal quarter of 2003, the Company had one less segment to allocate corporate operating expenses to and thus, SG&A expenses from continuing operations increased by an additional $0.3 million and $0.9 million in expenses during the three and nine months ended April 30, 2004, respectively.

     Forgent reviews potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term before extending any new or additional credit. The Company follows its credit policy consistently and constantly monitors all of its accounts for indications of uncollectability. During the third fiscal quarter, Forgent recorded $0.3 million in bad debt expense, approximately 86% of which is due to the uncollectability of one customer’s account. Management has turned this account over to a third party for increased collection efforts and intends to continue aggressively pursuing collection from this customer, as well as all of its other customers.

     During the three and nine months ended April 30, 2004, Forgent’s marketing expenses increased by $0.2 million and $0.4 million over the comparable periods ended April 30, 2003, respectively. These increases are due primarily to expenses related to generating demand for the ALLIANCE software products, which were launched in July 2003, and the Network Simplicity software products, which were acquired in October 2003. As a result of the restructuring executed during the third fiscal quarter, the increases in allocated corporate expenses, bad debt expenses, and marketing expenses for the three and nine months ended April 30, 2004, as compared to the three and nine months ended April 30, 2003, are offset by decreases of $0.2 million and $0.2 million in SG&A compensation expenses, respectively. Due to the restructuring and the continued efforts to reduce all unnecessary expenses, management anticipates a decrease in total SG&A expenses in the fourth fiscal quarter.

     RESEARCH AND DEVELOPMENT. Research and development (“R&D”) expenses for the three months ended April 30, 2004 were $0.9 million, an increase of $17 thousand, or 2%, from the $0.9 million reported for the three months ended April 30, 2003. R&D expenses for the nine months ended April 30, 2004 were $3.2 million, an increase of $0.4 million, or 13%, from the $2.8 million reported for the nine months ended April 30, 2003. R&D expenses as a percentage of total revenues were 113% and 7% for the three months ended April 30, 2004 and 2003, respectively. R&D expenses as a percentage of total revenues were 28% and 10% for the nine months ended April 30, 2004 and 2003, respectively.

     During the three months ended April 30, 2004, Forgent continued its efforts on developing its Meeting Room Manager and Visual Asset Manager software products and on supporting its ALLIANCE software suite. The $17 thousand and $0.4 million increases in R&D expenses during the three and nine months ended April 30, 2004, as compared to the three and nine months ended April 30, 2003, are primarily due to reduced software development costs being capitalized, which are partially offset by decreases in compensation expenses. The R&D expenses are net of $0.0 million and $0.9 million capitalized during the three and nine months ended April 30, 2004, respectively, as compared to $0.6 million and $2.2 million capitalized during the three and nine months ended April 30, 2003, respectively. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related project, generally three years. As part of Forgent’s efforts to simplify and streamline its software operations to be more commensurate with its software revenue base, management repriced, repackaged, and repositioned ALLIANCE to be targeted to medium sized businesses and departments or divisions of large enterprises. In connection with this realignment, Forgent impaired its existing capitalized software development costs, all of which were related to ALLIANCE, and recorded a $4.7 million non-cash charge during the second fiscal quarter. This impairment charge was recorded as part of cost of sales on the Consolidated Statement of Operations. As a result, no ALLIANCE R&D costs were capitalized during the third fiscal quarter but were expensed instead. The decline in capitalizable R&D costs in fiscal year 2004 account for $0.6 million and $1.3 million in increases of R&D expenses during the three and nine months ended April 30, 2004, as compared to the three and nine months ended April 30, 2003, respectively. These increases are offset by $0.4 million and $0.8 million decreases in R&D compensation expenses during the three and nine months ended April 30, 2004, respectively, primarily as the result of the restructuring in the third fiscal quarter.

     During the nine months ended April 30, 2004, Forgent continued to grow its intellectual property portfolio by preparing new patent applications, pursuing pending applications, and obtaining new patents. The United States Patent and Trademark Office issued the Company additional new patents during the third fiscal quarter, bringing the Company’s total issued patent count to forty-nine. These patents and pending applications, which comprise Forgent’s intellectual property portfolio, relate to scheduling, meeting automation, videoconferencing, data compression, video mail, and other technologies developed or acquired by Forgent.

     IMPAIRMENT OF ASSETS. During the nine months ended April 30, 2004, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

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

     During the second fiscal quarter, Forgent faced declining revenues related to its ALLIANCE software products and services. On the other hand, Forgent experienced increasing revenues related to its Network Simplicity software products and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle, and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and Network Simplicity product lines, and re-evaluated its strategy regarding growing revenues from this segment. As a result, certain ALLIANCE assets were impaired.

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

     In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78 thousand. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1.5 million. Also during the second fiscal quarter, Forgent analyzed its recorded leasehold improvements at its Wild Basin property. Multiple leasehold improvements were made for the Company’s previously owned videoconferencing hardware products business and certain subtenants, and this analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $0.2 million related to these leasehold improvements. The $1.7 million impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Consolidated Statement of Operations. During the third fiscal quarter, Forgent negotiated and settled its lease obligations on its office in Melville, New York. As of April 30, 2004, Forgent remained obligated to make lease payments in accordance with the original terms of its Wild Basin property lease and had $2.0 million recorded as a liability on the Consolidated Balance Sheet related this property.

     During the three months ended April 30, 2003, Forgent believed that the ongoing difficult economic environment and the associated negative impact on the Company’s software business represented an indicator of a possible impairment on the Company’s software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1.3 million impairment of its goodwill related to its acquisition of Global Scheduling Solutions, Inc. This impairment was recorded as part of continuing operations on the Company’s Consolidated Statement of Operations.

     When Forgent sold its products business segment during fiscal year 2002, it received two subordinated promissory notes from VTEL Products Corporation (“VTEL”). Due to the defaulted payment on the first subordinated promissory note due in April 2002 and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $6.0 million charge for the reserve of both notes from VTEL during fiscal year 2002. During the first fiscal quarter of 2003, management agreed with VTEL’s management to offset Forgent’s accounts payable to VTEL with its accounts receivable and notes receivable from VTEL. Forgent’s liability was fully offset with the accounts receivable and partially offset with the note in default, thus relieving $0.5 million of the reserve on the notes receivable. Similarly, during the quarter ended April 30, 2003, management agreed with VTEL’s management to offset Forgent’s accounts payable to VTEL with the outstanding notes receivable and interest receivable from VTEL, thus relieving an additional $0.1 million of the reserve on the notes receivable. Since the initial $6.0 million charge to reserve the VTEL notes receivable was reported as part of the asset impairment from continuing operations, the related reductions of the reserves are also reported as part of the asset impairment from continuing operations. No cash was exchanged with this transaction.

     OTHER INCOME (EXPENSES). Other income for the three months ended April 30, 2004 was $21 thousand, an increase of $20 thousand, or 2,000%, from the $1 thousand in other income reported for the three months ended April 30, 2003. Other expenses for the nine months ended April 30, 2004 was $0.6 million, a decrease of $0.6 million, or 1,344%, from the $48 thousand in other income reported for the nine months ended April 30, 2003. Other income as a percentage of total revenues were 3% and 0% for the three months ended April 30, 2004 and 2003, respectively. Other (expenses) income as a percentage of total revenues were (5%) and 0% for the nine months ended April 30, 2004 and 2003, respectively. The increase in other expenses for the nine months ended April 30, 2004 as compared to the nine months ended April 30, 2003 is due primarily to $0.6 million in foreign currency losses associated with ceasing the operations of certain international entities that were recorded during the second fiscal quarter.

     INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended April 30, 2004 was $0.0 million, a decrease of $68 thousand, or 100%, from the $68 thousand reported for the three months ended April 30, 2003. Income from discontinued operations for the nine months ended April 30, 2004 was $0.6 million, a decrease of $1.1 million, or 66%, from the $1.7 million reported for the nine months ended April 30, 2003. Income from discontinued operations as a percentage of total revenues were 0% and 1% for the three months ended April 30, 2004 and 2003, respectively. Income from discontinued operations as a percentage of total revenues were 5% and 5% for the nine months ended April 30, 2004 and 2003, respectively.

     During the fourth fiscal quarter of 2003, the Company sold the operations and assets of its videoconferencing hardware services business to an affiliate of Gores Technology Group (“Gores”). Accordingly, the videoconferencing hardware service business has been accounted for and presented as discontinued operations in the consolidated financial statements. Income from discontinued operations were $0.1 million and $1.7 million for the three and nine months ended April 30, 2003. The $0.6 million in income recorded from discontinued operations during the nine months ended April 30, 2004 represents the $0.6 million in cash received from Gores in January 2004 for purchase price adjustments related to the sale of the Services Business and the residual activity related to the disposal of the Services Business. The Company did not conduct any business from this business line during the nine months ended April 30, 2004.

     NET (LOSS) INCOME. Forgent incurred a net loss of $4.4 million, or $0.18 per share, during the three months ended April 30, 2004 compared to a net income of $1.7 million, or $0.07 per share, during the three months ended April 30, 2003. Forgent incurred a net loss of $20.4 million, or $0.83 per share, during the nine months ended April 30, 2004 compared to a net income of $4.0 million, or $0.16 per share, during the nine months ended April 30, 2003. Net (loss) income as a percentage of total revenues were (541%) and 13% for the three months ended April 30, 2004 and 2003, respectively. Net (loss) income as a percentage of total revenues were (181%) and 13% for the nine months ended April 30, 2004 and 2003, respectively. The $6.1 million and $24.4 million decrease in the Company’s net income during the three and nine months ended April 30, 2004 as compared to the three and nine months ended April 30, 2003 are primarily attributable to the $11.8 million in impairment charges recorded during the second fiscal quarter of 2004 and the $5.9 million and $8.3 million decreases in gross margins related to the intellectual property segment, respectively. Due to the shift in sales strategy for its software business and the difficulties in predicting the timing and amounts of its intellectual property licensing revenues, uncertainties and challenges remain. Thus, there can be no assurance that the Company can successfully grow its revenues or return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

     On April 30, 2004, Forgent had working capital of $18.2 million, including $21.1 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $0.7 million for the nine months ended April 30, 2004 due primarily to a loss of approximately $9.2 million, excluding the non-cash impairment charges, which was offset by a $7.0 million decrease in accounts receivable and the sale of $1.7 million in accounts receivable. Cash used in operating activities was $3.7 million for the nine months ended April 30, 2003 due primarily to a $5.2 million increase in accounts receivable and a $1.7 million decrease in accounts payable, which were offset by $2.3 million in income and $0.8 million in depreciation and amortization expenses. During the nine months ended April 30, 2004, the Company sold $1.7 million of its outstanding accounts receivable, without any recourse, to Silicon Valley Bank. Silicon Valley Bank purchased the accounts receivable at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10 thousand. The Company received proceeds from Silicon Valley Bank of $1.7 million. As a result of the sale of the accounts receivable, the Company excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $30 thousand for the nine months ended April 30, 2004. During the fiscal quarter ended April 30, 2004, Forgent collected $0.9 million in accounts receivable related to its Patent Licensing Program. Despite these timely collections and the diligent collection of the Company’s other accounts receivable, the decrease in total revenue during the third fiscal quarter led to the Company’s days sales outstanding to increase to 70 days over the previous quarter. Forgent continues to conscientiously collect all of its outstanding receivables.

     Cash used in investing activities was $3.7 million for the nine months ended April 30, 2004 due largely to $2.3 million paid related to the purchase of Network Simplicity. Cash used in investing activities was $0.3 million for the nine months ended April 30, 2003 due primarily to $2.2 million in capitalization of software development costs, which was offset by $2.0 million in sales of short-term investments. During the nine months ended April 30, 2004, the Company purchased $0.7 million in fixed assets, excluding the fixed assets purchased as part of the Network Simplicity acquisition. Approximately 40% of the $0.7 million purchases related to leasehold improvements made for subtenants in order to lease the Company’s excess facility capacity. During the third fiscal quarter, Forgent made minimal fixed asset purchases and does not anticipate any significant purchases in the fourth fiscal quarter.

     As of April 30, 2004, the Company leased computers, equipment, and office space under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate the Company to pay property taxes, maintenance, and insurance. The Company also has several capital leases for computer and office equipment. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment. Amounts payable under these leases and notes payable are as follows:

		Amounts Payable
		(in thousands)
	Operating	Capital	Notes
Fiscal Year Ending:	Leases	Leases	Payable	Total
Remaining 2004	$1,047	$8	$112	$1,167
2005	4,135	6	338	4,479
2006	4,032	—	200	4,232
2007	3,342	—	48	3,390
2008	3,264	—	—	3,264
Thereafter	15,039	—	—	15,039

Total	$30,859	$14	$698	$31,571

Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company’s operations.

     Cash provided by financing activities was $43 thousand for the nine months ended April 30, 2004 due primarily to $0.7 million in proceeds received from the issuance of stock, which was offset by $0.5 million in purchases of treasury stock. Cash used in financing activities was $1.2 million for the nine months ended April 30, 2003 due primarily to $0.9 million in purchases of treasury stock and $0.7 million in payments on notes payable and capital leases. Forgent currently maintains a stock repurchase program to purchase up to three million shares of the Company’s common stock. During the nine months ended April 30, 2004, the Company repurchased 137,085 shares for $0.5 million, bringing the total number of shares repurchased to date to 1.7 million shares. Management will continue to evaluate repurchasing additional shares in fiscal 2004, depending on the Company’s cash position, market conditions, and other factors.

     The Company’s principal sources of liquidity at April 30, 2004 consisted of $21.1 million of cash, cash equivalents, and short-term investments. Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under “Risk Factors – License Program” below. Additionally, Forgent’s expenses related to the ‘672 Litigation could increase as discussed under “Risk Factors – Litigation” below. As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Management plans to strategically utilize its cash balances to develop Forgent’s software business and to explore opportunities for growing the business, including through acquisitions. Therefore, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to increased expense levels, potential acquisitions, and other factors.

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

     Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition.”

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

General Economic and Industry Conditions

     Any adverse change in general economic, business, or industry conditions could have a material adverse effect on the Company’s business, prospects, and financial performance if those conditions cause customers or potential customers to reduce or delay their investments in scheduling software and related professional services. Due to recent economic circumstances affecting U.S. businesses, there has been a slow-down in capital spending, which adversely affects the willingness of companies to purchase software products and professional services. If this slow-down in capital spending continues to prolong, it could have a continued adverse effect on the demand for the Company’s products and services and could result in declining revenues and earnings for the Company.

License Program

     The Company’s intellectual property licensing revenues are difficult to predict. The Company’s Patent Licensing Program involves risks inherent in technology licensing, including risks of protracted delays, possible legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program, and other risks that could adversely affect the Company’s licensing program. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. In this regard, see Item 1 – Legal Proceedings in Part II of this report for information regarding the commencement by the Federal Trade Commission of a non-public investigation associated with the Company’s Patent Licensing Program. If the Company fails to meet the expectations of securities analysts or investors, the market price of Forgent’s common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company’s patented technology, higher than expected operating expenses, and license delays due to legal and other factors.

Litigation

     The Company has initiated the ‘672 Litigation against 31 companies for infringement of its ‘672 patent. As with any litigation, the outcome is uncertain and although the Company intends to vigorously pursue the ‘672 Litigation, there can be no assurance or certainty that the Company will prevail in the ‘672 Litigation. Additionally, unintended consequences of the Company’s initiating the ‘672 Litigation may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the ‘672 Litigation, that the Company may become subject to counterclaims and that the expenses of pursuing the ‘672 Litigation could increase based upon developments occurring in the ‘672 Litigation.

These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business prospects, liquidity, and results of operations.

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

Software Development

     Forgent expects that its future financial performance may depend significantly on revenue from its existing and future software products and the related products that the Company plans to develop or acquire. There are significant risks inherent in any new product introduction, such as with Forgent’s ALLIANCE software products and its Network Simplicity software products. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices. Forgent may need to invest further in research and development in order to keep its software applications and solutions viable in the rapidly changing marketplace. This research and development effort may require significant resources and could ultimately be unsuccessful. Such significant investment could adversely affect the Company’s operating results as well as its liquidity.

     Additionally, Forgent cannot be certain that its existing or future products offerings will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If the Company’s products do not meet customer needs or expectations, for whatever reason, the Company’s sales would be adversely affected and furthermore, upgrading or enhancing the Company’s products could be costly and time consuming. Such upgrades or enhancements could have an adverse effect on the Company’s results of operations and liquidity.

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

Quarterly Revenues and Operating Results

     In the past, Forgent’s revenues and operating results have varied significantly from quarter to quarter. Additionally, management expects that revenues and operating results will continue to fluctuate significantly from quarter to quarter. These fluctuations may lead to reduced prices for the Company’s common stock. Several factors may cause the quarterly results to fluctuate, including:

•	Timing of intellectual property license agreements and related recording of licensing revenues;

•	Timing and cost related to the ‘672 Litigation;

•	Market demand for the Company’s software products and services;

•	Timing of customers’ budget cycles;

•	Timing of customer orders and deployment of Forgent’s software products;

•	The mix of software license and services revenue;

•	Seasonal fluctuations in capital spending;

•	Changes in the rapidly evolving market for web-based applications;

•	Management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•	Timing and costs related to possible acquisitions of technology or businesses;

•	Costs of attracting, retaining, and training skilled personnel;

•	Management’s ability to manage future growth; and

•	General economic climate.

     Some of these factors are within management’s control while others are not. Accordingly, management believes that quarter-to-quarter comparisons of the Company’s revenues and operating results are not necessarily meaningful. Therefore, investors should not rely on the results of any particular quarter as an indication of future performance.

Key Personnel and Senior Management

     Forgent’s success depends upon its ability to attract, hire, and retain highly trained and experienced software developers and engineers to design and develop software applications in order to keep pace with client demand for rapidly evolving technologies and varying client needs. The Company’s operations are also dependent on the continued efforts of its executive officers and senior management. Additionally, Forgent will likely depend on the senior management of any business it may acquire in the future. If any of the Company’s key personnel or senior management are unable or unwilling to continue in his or her present role, or if Forgent is unable to hire, train, and integrate new personnel effectively, Forgent’s business could be adversely affected.

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

     Additionally, the Company’s patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide Forgent with any competitive advantage or may be challenged by third parties. If challenged, patents might not be upheld or claims could be narrowed. Any litigation surrounding the Company’s rights would force Forgent to divert important financial and other resources away from business operations.

Divestiture Transactions

     As a result of Forgent’s transition to a provider of scheduling software and professional services and licensor of intellectual property, the Company has divested certain non-core operations, including a videoconferencing endpoint manufacturing business, an integration business, and a videoconferencing hardware services business. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations, or compete more effectively in existing markets. In addition, the Company continues to evaluate the profitability realized or that is likely to be realized by its existing businesses and operations. Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating, or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company’s business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities, and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs, or could otherwise have a material adverse effect on Forgent’s business, financial condition, or results of operations.

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

     Whenever possible, Forgent attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could,” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this quarterly report, they inherently are subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to: (1) inability to execute upon growth objectives, including growth in entities acquired by Forgent; (2) failure of Forgent’s sales pipeline to be converted to realized sales and recorded as revenue; (3) litigation involving intellectual property and other matters, including the expense associated with it; (4) rapid changes in technology; (5) unexpected changes in customer order patterns; (6) inability to recruit and retain professionals with the high level of skills and experience needed to develop and enhance Forgent’s software products; (7) general economic conditions; (8) the intensity of competition; (9) pricing pressures; (10) changes in the capital markets; (11) changes in tax and other laws and governmental rules applicable to Forgent’s business; and other risks indicated in Forgent’s filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company’s control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements. Additionally, Forgent does not assume responsibility for the accuracy and completeness of such statements and is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. No changes were made in the Company’s internal controls over financial reporting during the quarter ended April 30, 2004, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

     In February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company’s Patent Licensing Program. In February 2003, the Company initiated an action in the 261st District Court in Travis County Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al., for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserts is at least $5.0 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews.

     The Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of Compression Labs, Inc., (“CLI”), the Company’s subsidiary, in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 Patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and has so advised the FTC.

     On April 22, 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Inc., initiated litigation against 31 companies for infringement of United States Patent No. 4,698,672 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants consist of Adobe Systems Incorporated, Agfa Corporation, Apple Computer, Incorporated, Axis Communications, Incorporated, Cannon USA, Concord Camera Corporation, Creative Labs, Incorporated, Dell Incorporated, Eastman Kodak Company, Fuji Photo Film Co U.S.A., Fujitsu Computer Products of America, Gateway, Inc., Hewlett-Packard Company, International Business Machines Corp., JASC Software, JVC Americas Corporation, Kyocera Wireless Corporation, Macromedia, Inc., Matsushita Electric Corporation of America, Oce’ North America, Incorporated, Onkyo Corporation, PalmOne, Inc., Panasonic Communications Corporation of America, Panasonic Mobile Communications Development Corporation of USA, Ricoh Corporation, Riverdeep, Incorporated (d.b.a. Broderbund), Savin Corporation, Thomson S.A., Toshiba Corporation, and Xerox Corporation.

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

On April 26, 2004 the registrant filed a report on Form 8-K announcing that the Company’s wholly-owned subsidiary, Compression Labs, Inc., had initiated litigation against 31 companies for infringement of United States Patent No. 4,698,672 in the United States District Court for the Eastern District of Texas, Marshall Division.

On June 14, 2004 the registrant filed a report on Form 8-K announcing the Company’s financial results for the quarter ended April 30, 2004 by issuing a press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.
June 14, 2004	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

June 14, 2004	By:	/s/ JAY C. PETERSON
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