Form 10-K
period 2004-07-31
FORGENT NETWORKS  INC
filed 2004-10-29
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2004

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

     Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of the 20,772,839 shares of the registrant’s Common Stock held by nonaffiliates on January 30, 2004 was approximately $56,709,850. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

     At October 21, 2004 there were 24,906,454 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting are incorporated by reference into Part III. The exhibit index is located after the signature page.

PART I

ITEM 1. BUSINESS

GENERAL

     Forgent Networks, Inc. (“Forgent” or “Company”) is a licensor of intellectual property as well as a provider of low-cost, easy-to-use scheduling and asset management software solutions that enable organizations to schedule and manage their office environment effectively and efficiently. Forgent currently generates a significant portion of its revenues and cash flow from the licensing of its patent portfolio on a worldwide basis.

     Forgent is a Delaware corporation incorporated in 1985 with principal executive offices located at 108 Wild Basin Road, Austin, Texas 78746. The Company telephone number is (512) 437-2700 and the Company website is www.forgent.com. The Company does not intend for information contained on its website to be part of this Form 10-K. Forgent makes available free of charge, on or through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material or furnishes it to the Securities and Exchange Commission. The Company has two main businesses — intellectual property licensing and scheduling and asset management software and professional services.

     Forgent’s intellectual property licensing business is derived from the Company’s Patent Licensing Program. The Company’s Patent Licensing Program is currently focused on generating licensing revenues related to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 (the “672 patent”) and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. The Company’s aggregate intellectual property licensing revenues, which were generated by the licensing of these patents, totaled over $94.5 million through July 31, 2004. Other patents are currently being investigated for additional licensing opportunities.

     In October 2003, Forgent acquired software products from Network Simplicity Software Inc. and molded these products into the Company’s NetSimplicity software product line which is currently sold through the Company’s web and telesales business model. NetSimplicity’s flagship product, Meeting Room Manager (“MRM”), automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, creating reports and more. The product is easy to install and easy to deploy, which allows customers to be up and running within minutes of starting their deployment. Other products include Visual Asset Manager, an easy-to-use information technology asset tracking and management tool, Resource Scheduler, a scheduling application built on the same base as MRM but designed for scheduling resources such as equipment, computers, etc., and Classroom Manager, also a derivative product of MRM, that allows educational institutions and training facilities to schedule their classrooms. Additionally, the Company manufactures and sells Family Scheduler, an easy-to-install, simple-to-use scheduling solution for busy families.

     With 20 years of experience and expertise in video network management, Forgent developed and launched, in December 2001, Video Network Platform (“VNP”), a multi-vendor, multi-protocol video network management platform that monitors and manages video and network devices from multiple vendors in order to ensure interoperability. The Company expanded the functionality of VNP and created ALLIANCE MEDIA MANAGER (“MEDIA MANAGER”), which configures all of the components of an audio, video or web conference via a single meeting request by interpreting user requests for rich-media resources, selecting and scheduling the appropriate devices and services, automatically launching the conferences as requested and providing ongoing monitoring to detect and recover if problems occur. Forgent is currently exploring opportunities to leverage its expertise with rich media networking through potential acquisitions of businesses that are considered to be a good fit with Forgent’s experience.

     Founded in 1985 and using its expertise in the videoconferencing equipment industry, the Company previously manufactured and installed videoconferencing endpoints. In January 2002, the Company sold its manufacturing products business and shifted its focus from hardware manufacturing to software and services. To further expedite this shift, during fiscal year 2002, Forgent also sold its integration business, which designed and installed custom integrated visual communication systems primarily in meetings spaces of large corporations. During fiscal year 2003, the Company completed the divestiture of its videoconferencing hardware services business, devoting itself entirely to its intellectual property licensing business, as well as its software and professional services business.

     In fiscal year 2004, Forgent continued its focus on licensing of intellectual property and streamlined its software business with a low-cost, high transaction marketing and distribution model. During fiscal year 2004, Forgent achieved several goals including: (1) initiated litigation to protect its intellectual property rights related to the ‘672 patent, (2) continued licensing efforts from its Patent Licensing Program, (3) completed the integration of the acquisition of Network Simplicity Software, Inc. and (4) made progress in growing revenues related to its NetSimplicity software. Despite these achievements, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability.

CORPORATE STRATEGY

     Since the Company’s inception, Forgent has designed, developed and acquired strategies to help find new and better ways to solve problems in its area of expertise. As these solutions were found, the Company patented and then sought to commercialize these innovative technologies. This effort has created a diverse portfolio of intellectual property such as data compression, video mail, videoconferencing, video call scheduling and many others. The Company’s patent portfolio includes the combined invention of Compression Labs, Inc., VTEL Corporation and Forgent Networks, Inc.

     The Company licenses its intellectual property to technology companies, which manufacture and sell hardware or software devices that incorporate Forgent’s technology. Through the licensing program, the Company seeks to monetize its investment in its intellectual property portfolio and leverage the resulting cash flow from licensing revenues in order to achieve a profitable and growing business as well as returning value to its stockholders. The Company has taken a portion of the intellectual property cash flows and invested them in NetSimplicity, the Company’s software business. As the Company further evolves, Forgent’s strategy will continue to adhere to the following key elements:

•	License its patents to companies that utilize Forgent’s technology in their products,

•	Pursue litigation against those companies who are infringing the Company’s patent and refuse to sign license agreements,

•	Achieve profitability within its software segment as quickly as possible,

•	Explore opportunities to acquire a significant, growing and profitable business and

•	Continue to reduce costs.

Intellectual Property Licensing Business

     Forgent intends to continue its efforts to derive revenue from its intellectual property licensing business in order to provide stability and serve as an internal source of funding for the Company’s future growth. The vast majority of the Company’s Patent Licensing Program is currently focused on generating licensing revenues related to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. The licensing revenues generated by the ‘672 patent thus far relate to one-time intellectual property license agreements and the Company does not anticipate any additional intellectual property revenue from these companies. However, Forgent continues to actively seek new licenses and put more companies on notice by extending the ‘672 patent’s global reach and broadening its field of use. Additionally, Forgent is currently investigating other patents for additional licensing opportunities. Currently, the Company’s success is largely dependent on its ability to license and commercialize its intellectual property from its patent portfolio, which currently includes several dozen issued patents and several pending patent applications.

     During fiscal year 2004, Forgent initiated litigation against 31 technology companies for infringement of its ‘672 patent (the “‘672 Litigation”). In August 2004, the Company added 11 more technology companies. Although the Company previously offered to provide a license of the ‘672 patent to these companies, none of the defendants chose to do so. In addition to the current litigation, Forgent continues to pursue license agreements with targeted companies, whether or not named in the litigation. The timing of signing the license agreements and the timing of the litigation results continue to pose forecasting challenges, which inevitably causes peaks and valleys in the Patent Licensing Program. Management anticipates its licensing program will generate additional intellectual property licensing revenues. However, uncertainties and challenges remain and there can be no assurances that Forgent’s strategy will be successful. See Item 3 “Legal Proceedings” for more detail.

Software & Professional Services Business

     Forgent’s software products solve common office administration problems simply and affordably to save organizations time and money. Businesses, educational institutions and healthcare organizations of all sizes buy Forgent’s software products because they solve real office administration problems in an easy and affordable manner. In October 2003, Forgent acquired software products from Network Simplicity Software Inc. and has molded these products into the Company’s NetSimplicity software product line. NetSimplicity’s flagship product, Meeting Room Manager™ (MRM), provides a complete meeting and meeting room scheduling solution in an easy-to-buy and easy-to-deploy application. Further, management is of the opinion that its current scheduling and asset management software and professional services helps to minimize or eliminate the inefficiencies plaguing meeting environments. As Forgent expands the market awareness of its products and services, management feels it will successfully generate additional revenue. However, uncertainties and challenges remain and there can be no assurances that Forgent’s strategy will be successful.

Mergers & Acquisition Efforts

     Forgent has considered and evaluated several businesses. However during the due diligence phase, the Company was not satisfied with the discovered quality of the prospects and thus terminated any further pursuit of these specific businesses. Forgent will continue to investigate other potential candidates for acquisition. Candidates to be considered include public and private technology businesses or product lines that have proven growth, audited profitability and are a good fit with Forgent’s business. There can be no assurances, however, that Forgent will acquire any new businesses, or that if acquired, such acquisitions will be successful.

Focus on Expenses

     The Company has continued to work to reduce operating expenses and has employed a variety of strategies including headcount reductions, office space rationalization, equipment lease terminations and asset divestitures among others. The majority of the Company’s software development efforts are in its NetSimplicity office in Vancouver, Canada where it can realize lower operating costs due to salary and overhead costs savings. The Company will continue to plan additional overall spending reductions while increasing spending in the intellectual property business and also maintaining its investment in the software business.

INTELLECTUAL PROPERTY LICENSING BUSINESS

Background

     In May 1997, the Company’s stockholders approved a merger with Compression Labs, Incorporated (“CLI”), a Delaware corporation that developed, manufactured and marketed visual communication systems. As a result, CLI became a direct wholly-owned subsidiary of the Company. Through this merger, the Company acquired certain patents, including the ‘672 patent. Forgent also has foreign counterparts of this patent in force in Great Britain, France, Germany and Italy.

     The Company’s Strategic Patent Program was created during fiscal year 2001 to stimulate the creation of the Company’s intellectual property. An internal patent committee representing all functions in the Company empowered all employees to develop intellectual property and rewarded those employees who generated ideas. In addition to the Strategic Patent Program, Forgent also initiated an active program for licensing its intellectual property, which developed into the Company’s Patent Licensing Program. During fiscal year 2002, the Company signed its first two patent license agreements, including one with Sony Corporation. These patent license agreements relate to the Company’s data compression technology embodied in the ‘672 patent that will expire in October 2006 and its foreign counterparts that will expire in September 2007. The ‘672 patent covers a type of encoding that plays a principle role in JPEG.

     Joint Photographic Experts Group (“JPEG”) is a standardized image compression mechanism, designed for compressing full-color or gray images. Since JPEG is designed for still images, it works well on photographs and other similar material. The JPEG standard compresses the still images into smaller files, which take less time to transmit across networks and saves significant disk space for archiving purposes. Additionally, JPEG can store full color information, thus allowing images to be exchanged among people with widely varying display hardware.

     A wide variety of products create and manipulate digital images by using JPEG. Manufacturers, software product providers and media services providers in various industries worldwide use JPEG in their products, including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices, etc. The Company’s ‘672 patent covers all of these types of products and accordingly, Forgent seeks to commercialize the patent through license agreements with companies making, using or selling these products. See Item 7

“Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company – Results of Operations” for more detail.

Patent Licensing Program

     To date, the Company has signed several license agreements with international consumer and commercial electronics firms. As a result of pursuing license agreements related to the ‘672 patent, Forgent’s Patent Licensing Program has aggregated over $94.5 million in intellectual property licensing revenues since inception of the program as of July 31, 2004. The Company expends significant efforts and expenses identifying potential licensees and negotiating license agreements. During the negotiations, the Company typically seeks consideration for sales made prior to the effective date of the license agreement, as well as a license fee or royalties for future sales. Additionally, most of Forgent’s license agreements to date are fully paid upon signing and do not require further payments. Management expects that most new license agreements will follow this model.

     Forgent recognizes intellectual property licensing revenues and the related cost of sales in the period the license agreements are signed. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. Historically, Forgent’s fee arrangement with its counsel engaged in connection with Forgent’s Patent Licensing Program was based on a percentage of the licensing revenues received on signed agreements. The payment was based on a sliding scale that began during the quarter ended April 30, 2002 at 35% and increased to 50% based on the aggregate recoveries achieved. On October 27, 2004, Forgent formally terminated its counsel and is currently in discussions with the law firm regarding the termination. Forgent has engaged new counsel to advise it in connection with its Patent Licensing Program and is working with both counsels to ensure a timely and efficient transition in legal services. Presently, the Company has not yet finalized a new fee agreement with its new counsel.

     In addition to the current litigation as discussed in the following “Litigation” section, Forgent will continue to pursue license agreements with targeted companies, whether or not named in the litigation. Since the end of fiscal 2004, Forgent has obtained additional licensing revenues and the Company is continuing to actively seek to license other users of its technology. Although management anticipates signing more patent license agreements with other companies from various industries, there can be no assurance that additional licenses can be obtained or, if obtained, that any new license agreements will be on similar or favorable terms. Additionally, the timing of signing the license agreements and the timing of the litigation results continue to pose forecasting challenges, which inevitably causes peaks and valleys in the Patent Licensing Program.

     Forgent’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program and other risks that could adversely affect the Company’s licensing program. Additionally, the ‘672 patent expires in October 2006 in the United States and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to enforce and pursue its rights through the legal system when necessary.

Litigation

     During fiscal year 2004, Forgent initiated litigation against 31 technology companies for infringement of its ‘672 patent (the “‘672 Litigation”). In August 2004, the Company added 11 more technology companies. Although the Company previously offered to provide a license of the ‘672 patent to these companies, including Canon USA, Dell Incorporated, Google Inc., International Business Machines Corp., Toshiba Corporation and Xerox Corporation, none of the defendants chose to do so. Several defendants have sued Forgent, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid. Thus, the litigation process of discovery and exchanging information and documents on infringement, invalidity and damage contentions, is ongoing. Management believes the litigation process is on track and has not discovered any new information that would lead the Company to change its current plans. Due to uncertainties inherent with litigation, management is unable to accurately predict the ultimate outcome. Forgent anticipates that it will continue to incur significant litigation costs and there can be no assurances that the Company will be able to recover these costs.

     In June 2004 and August 2004, Forgent settled with two of the defendants; one was a plaintiff in a suit filed against CLI and the Company related to the ‘672 patent. Forgent is also currently in discussions with other companies who are defendants in the lawsuit. Therefore, management is encouraged that other defendants, as well as companies not currently named in the lawsuit, will choose to license the ‘672 patent. See Item 3 “Legal Proceedings” for more detail.

     In order to improve communication and information flow with its stockholders regarding the complicated litigation process with the remaining 40 defendants, the Company has enhanced the intellectual property section of its corporate website to include viewing of selected court filings and links to related governmental websites.

Other Patents and Trademarks

     Since the Company’s inception, Forgent has designed, developed and acquired strategies to find new and better ways to solve problems in its areas of expertise. As these solutions were found, the Company patented and then sought to commercialize these innovative technologies. The U.S. Patent and Trademark Office and foreign patent offices have issued the Company several dozen patents related to data compression, scheduling, videoconferencing, systems management and other technologies developed or acquired by Forgent. These patents comprise Forgent’s diverse intellectual property portfolio. Additionally, Forgent has several patent applications pending with the U.S. Patent and Trademark Office and anticipates continuing to pursue these pending applications in order to protect its intellectual property. However, there can be no assurance that Forgent’s pending patents will be issued or that the issued patents can be defended successfully. Management also plans to expand the Company’s intellectual property program beyond its current focus on its patent related to data compression by attempting to enforce and license or sell the Company’s intellectual property rights with respect to its other patents.

     The U.S. Patent and Trademark Office has issued the Company the “Forgent” trademark under its current business practices in the United States. The Company was issued trademarks and service marks by the U.S. Patent and Trademark Office and by certain foreign countries and entities covering the “VTEL” mark and the “VTEL” logo. These trademarks and service marks were sold to VTEL Products Corporation as part of the sale of the products business segment in fiscal year 2002. Forgent retained all patents related to its discontinued products, integration and videoconferencing hardware services businesses sold during fiscal years 2002 and 2003.

SOFTWARE & PROFESSIONAL SERVICES BUSINESS

Background

     Due to competitive pressures compelling companies to improve their critical business processes, the marketplace has witnessed a movement in which companies are re-examining opportunities for fundamental business improvement. Organizations of all sizes have realized that they can no longer schedule their facilities and related logistics, such as equipment, catering and other services, using a manual approach, which is fraught with inefficiencies such as double-booked rooms, catering errors and other time-consuming, costly issues. These inefficiencies have a significant negative business impact, including decreased productivity, diffused communications and delayed decisions, thus ultimately undermining the organization’s competitiveness. As a result of these inefficiencies, businesses have recognized a need for scheduling software in order for them to streamline and optimize their approach to meeting planning.

     Leveraging off of this desire to streamline operations and improve efficiencies, Forgent’s scheduling software enables customers to quickly reserve rooms and other meeting logistics in a simplified manner. Because of its built-in capabilities to notify all service providers on the back end, needs such as special equipment and catering are communicated in advance and services are provided on time and without error. Additionally, Forgent’s asset management software meets businesses’ need to efficiently and effectively discover and track company assets such as computers, software, printers and other network equipment. By streamlining and automating scheduling and office administration tasks, Forgent helps reduce costs associated with day-to-day office operations and increases productivity of those involved with meetings. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company – Results of Operations” for more detail.

Products & Services

     In October 2003, Forgent acquired software products from Network Simplicity Software Inc. and has molded these products into the Company’s NetSimplicity software product line. NetSimplicity’s flagship product, Meeting Room Manager (“MRM”), provides a complete meeting and meeting room scheduling solution in an easy-to-buy and easy-to-

deploy application. MRM enables users to instantly find and book available meeting rooms, schedule meeting services, such as catering or audio and visual devices, and invite attendees to the meeting. It provides a powerful but easy-to-use web-based user interface, enabling everyone in an organization to access the system without requiring software to be deployed at each desktop. MRM also includes a SQL database and rich and extensible reports, which provide management oversight into resource utilization and costs associated with the meeting environment.

     MRM is offered in two editions, Classroom Manager and Resource Scheduler. Classroom Manager allows schools and other educational organizations to customize scheduling of classrooms for their specific needs and allows instructors and students to view class schedules via the Internet from anywhere at anytime. Resource Scheduler allows businesses to schedule resources other than meeting rooms, such as shared equipment or other resources, through an intuitive and customizable interface.

     In addition to MRM, Forgent’s current NetSimplicity software product line also includes Visual Asset Manager (“VAM”) and Family Scheduler. VAM solves an organization’s needs to administer its information technology (“IT”) and fixed assets by automatically locating IT assets, such as computers and software, and tracks these assets as well as other office equipment, furniture and other fixed assets. VAM provides a powerful but easy-to-use web-based interface that makes it easy to deploy in any environment, enabling organizations to map and display the locations of each asset on their floor plans as well as track maintenance coverage, equipment leases, warranties, repairs and depreciation for each asset in the inventory in a simple and cost-effective manner. Family Scheduler is a robust scheduling system that allows busy families to efficiently manage both single events and recurring events from one central location as well as organize all of their contact information for emergencies, schools, babysitters and other parents.

     As an extension of its software product offerings, Forgent offers its customers maintenance and support contracts that provide ready access to qualified support staff, software patches as necessary and upgrades to the Company’s next software version without any additional costs. Additionally, Forgent also provides professional services for installation and training on its software at the customer’s request.

     During fiscal year 2004, as well as in previous fiscal years, Forgent provided other software products including ALLIANCE, which was launched in July 2003, Global Scheduling System (“GSS”) and Video Network Platform (“VNP”). The ALLIANCE suite consisted of two main products: ALLIANCE SCHEDULER (“SCHEDULER”) and ALLIANCE MEDIA MANAGER (“MEDIA MANAGER”), each with optional add-on modules.

     SCHEDULER, the enhanced product based on GSS which was originally acquired in June 2002, streamlines conference scheduling and empowers users to schedule meetings quickly, easily and without significant investment in additional training. This robust scheduling capability augments existing calendaring applications such as Microsoft Outlook® and Lotus Notes® and is also accessible via the Internet to support remote users and meeting environments that do not have access to Microsoft Outlook® or Lotus Notes®. MEDIA MANAGER, the enhanced product based on VNP, which was developed internally and originally released in November 2001, monitors and manages rich media communications and network devices from multiple vendors in order to ensure interoperability. MEDIA MANAGER’s intuitive graphical user interface enables call administrators to easily configure calls and manage companies’ audio and video devices, while further enhancing the quality of service via real-time notifications and diagnostics of faults. By combining SCHEDULER with MEDIA MANAGER, the entire ALLIANCE solution allows a user to schedule highly complex multi-participant, multi-time zone meetings and conferences, which are automatically launched on time and with quality, thus eliminating the need for administrative oversight of the conference.

     In addition to installation and training, the Company’s professional services, as related to its ALLIANCE product line, also included network consulting, which provided evaluation of current and evolving network requirements, preparation of capacity plans and development of migration and implementation plans, and customized integration of ALLIANCE with existing third-party applications or with customers’ proprietary in-house applications. Due to Forgent’s shift in its go-forward strategy related to its software business, the ALLIANCE software products and related professional services are no longer actively marketed.

Product Development

     The future success of Forgent’s software products depends largely on the Company’s ability to develop innovative software solutions and to enhance its current software products in order to satisfy an evolving range of customer requirements and needs. The Company’s development team, based in Richmond, British Columbia, Canada, consists of skilled software developers, testers and technical writers who work closely with sales and marketing teams to build products based on market requirements, customer feedback and technical support needs. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company – Results of Operations – Research and Development” for more detail.

     Fiscal year 2004 was a period of substantial accomplishment for the Forgent development team, as it (1) introduced two major product releases, Meeting Room Manager 2004 and Visual Asset Manager 2004, (2) launched two new product editions designed to broaden the market application of MRM, Classroom Manager and Resource Scheduler, and (3) responded to technical support needs of a rapidly growing customer base of over 1,000 organizations. Additionally, Forgent released a new product, Family Scheduler. Available both as an installed software product, and as a hosted online offering, Family Scheduler is Forgent’s first consumer product offering.

     Forgent’s research and development strategy is to continue to enhance Meeting Room Manager’s functionality through new releases and new feature development to satisfy the requirements of current and prospective customers. Forgent will continue to evaluate opportunities and develop new software that enables organizations to streamline the tasks associated with administering a business, simultaneously allowing organizations to improve their productivity while reducing costs associated with those tasks.

     Despite the Company’s best efforts, there can be no assurance that Forgent will complete its existing and future development efforts within the anticipated schedule or that new and enhanced software products will adequately meet the requirements of the marketplace and achieve market acceptance. Additionally, Forgent may experience difficulties that could delay or prevent the successful development or introduction of new or enhanced software products. In the case of acquiring new or complementary software products or technologies, the Company may not be able to integrate the acquisitions into its current product line. Furthermore, despite extensive testing, errors may be found in the Company’s new software products or releases after shipment, resulting in a diversion of development resources, increased service costs, loss of revenue and/or delay in market acceptance.

Sales and Distribution

     Forgent sells its scheduling and asset management software principally through a direct telesales model. The Company’ web and telesales business model enables it to sell its software solutions in an efficient, cost-effective manner. The prospect comes to Forgent’s website, gathers the product information needed, downloads the product for a 30-day free trial if desired and then can either purchase the software via credit card on the website or engage with a sales representative to purchase the software via purchase order. Additionally, the Company supplements the efforts of its direct sales force with its Partner Program. By working with these partners, Forgent expands the reach of its direct sales force and gains access to key opportunities in major market segments worldwide.

     The Company has two distinct levels of partners in its Partner Program: the Reseller Partner and the Referral Partner. Reseller Partners are companies that represent Forgent in geographies outside the United States or in the Federal government as well as companies with video room integration projects or information technology integration projects. The Reseller Partner commits to a minimum level of business per year with the Company, and for that commitment they receive a channel discount. Forgent has three Reseller Partners that represent the Company’s software outside the United States: BusinessSolve, Ltd. in the United Kingdom, Meeting Manager, Gmbh in Germany and VPA in the Asia/Pacific region. Additionally, Forgent has two Reseller Partners that represent the Company’s software in the Federal government space: CRV and AGT. A Referral Partner provides the Company with the name and particular information about a customer and their needs as a sales lead. If the Company accepts the sales lead, registers it for a particular Referral Partner and subsequently makes a sale as a direct result of such a lead, the Company will pay the Referral Partner a sales lead referral fee. Currently Forgent’s Referral Partners include PolyVision Corp./Steelcase, Vmeals, e-Innovative Solutions and Marenzana Group.

     The Company’s software sales organization supporting the ALLIANCE product line included telemarketing, inside sales, pre-sales engineers and field sales territory managers. Due to Forgent’s shift in its go-forward strategy related to its software business, the ALLIANCE sales organization was terminated during fiscal year 2004.

Competition

     For the MRM product, a primary source of competition is point schedulers that include vendor-specific and homegrown tools that corporations have purchased or created to solve each individual scheduling problem in isolation of other problems. These disparate solutions each have a unique interface and users must be trained how to work with each separate tool. Additionally, many organizations have adopted personal calendaring tools such as Microsoft Outlook® in an attempt to meet their needs. These tools provide little in the way of end-to-end scheduling and management of meetings and meeting rooms. MRM has effectively delivered a unified meeting and meeting room management solution that truly solves the organization’s problems in an easy, affordable and universally accessible manner. Management believes that no other product combines these attributes and offers the value that MRM does to its customers.

     The VAM product competes in a different marketplace: asset management in general and IT asset management in particular, both of which are well-defined and well-served software categories. VAM is differentiated by the strength of its visual, floor-plan-oriented, user interface and its low price. Management believes there is an opportunity to continue to enrich the VAM feature set while maintaining price advantage to disrupt the more well-established products in the marketplace.

     Competition for the ALLIANCE products included a range of individual products that provide some portion of the enterprise meeting automation solution, including personal calendaring applications such as Microsoft Outlook® and Lotus Notes®. Similar to MRM, ALLIANCE also competed against point schedulers. Although Forgent effectively delivered a unified scheduling and rich media platform that ties all the available tools and technologies into a single enterprise meeting automation solution, price sensitivity and integration with enterprise infrastructures prevented ALLIANCE from achieving the market acceptance that management originally anticipated.

Marketing

     Forgent’s software business has a large roster of more than 1,000 domestic and international customers, including many Fortune 500 companies. The consistent growth of the customer base relies on the development and implementation of a comprehensive integrated marketing plan, which is primarily aimed at reaching small to medium-sized businesses (“SMBs”) and departments of enterprise organizations throughout the United States, Europe and Asia Pacific. The integrated elements of Forgent’s marketing plan include a mix of demand generation, public relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from prospects, customers and other key stakeholders.

     In December 2003, Forgent established NetSimplicity as a brand in order to appeal more directly to its target audiences. Internal and external research provided the foundation for a NetSimplicity brand plan, which took the form of a new website, logos, product definitions and marketing support materials. Demand generation activities were launched, utilizing direct mail, e-mail, search engine optimization and online advertising. The primary marketing mandate was to continually seek out new ways and make use of proven methods to increase the demand for Meeting Room Manager, Classroom Manager, Resource Scheduler, Visual Asset Manager and Family Scheduler.

     During the first half of fiscal year 2004, particular diligence was paid to the marketing efforts surrounding the Company’s ALLIANCE software suite. Marketing efforts were targeted at Fortune 2000 and Global 1000 enterprises for which meetings are a critical part of the business process either due to a large meeting workforce, a geographically diverse workforce (i.e. many corporate offices), and/or organizations that drive revenue as a result of meetings. Due to Forgent’s shift in its go-forward strategy related to its software business, marketing efforts related to ALLIANCE were terminated during the second half of fiscal year 2004.

EMPLOYEES

     As of July 31, 2004, Forgent had 34 employees in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	13
Sales and marketing	10
Finance, human resources and administration	11

Total	34

     As the Company continues to evolve its business strategy, Forgent’s workforce is continually evaluated and adjusted accordingly — both in number and composition. The Company occasionally hires contractors to support its sales and marketing, engineering, information technology and administrative functions. Forgent believes it retains the appropriate management team and employees to fully implement its business strategy. None of the Company’s employees are represented by a collective bargaining agreement. Forgent has not experienced any work stoppages and considers its relations with its employees to be good.

     On October 6, 2003, Forgent acquired certain assets and the operations of Network Simplicity Software Inc., a privately held provider of web-based scheduling solutions. As a result of this acquisition, Forgent’s workforce grew by 10 employees: five employees in sales and marketing, three employees in research and development; and two employees in administration. The acquired workforce has remained based in Richmond, British Columbia, Canada.

     The future performance of the Company depends largely on its continuing ability to attract, train and retain highly qualified technical, sales, service, marketing and managerial personnel. Forgent’s development and management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. The Company uses incentives, including competitive compensation and stock option plans to attract and retain well-qualified employees and generally does not have employment agreements with key management personnel or technical employees. Forgent’s future success is dependent upon its ability to effectively attract, retain, train, motivate and manage its employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Forgent’s key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICERS

     Forgent’s executive officers are as follows:

     Richard N. Snyder, age 60, joined the Company’s Board of Directors in December of 1997 and became Chairman of the Board in March 2000. In June 2001 Mr. Snyder was named Forgent’s President and Chief Executive Officer. Mr. Snyder has over 28 years of senior management experience, including Founder and Chief Executive Officer at Corum Cove Consulting, LLC, Senior Vice President of Worldwide Sales, Marketing, Service and Support at Compaq Computer Corporation, and Group General Manager at Hewlett-Packard. Mr. Snyder received a Masters in Business Administration from Saint Mary’s College and a Bachelor of Science from Southern Illinois University.

     Jay C. Peterson, age 47, joined the Company in September 1995 as Manager of Corporate Planning and has served as Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at Dell Computer Corporation and held various financial positions during 11 years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration and a Bachelor of Arts in Economics from the University of Wisconsin.

     Kenneth A. Kalinoski, age 44, joined the Company in February 2001 as Vice-President — Development, currently serves as Chief Technology Officer, and is responsible for all aspects of technology for the Company. Mr. Kalinoski’s previous 20-year career focused on client/server and communications technology. He was the founder, company officer, and Vice-President of Development at Netpliance from February 1999 to January 2001 and was responsible for delivering the first information appliance to the consumer marketplace. Prior to that, Mr. Kalinoski spent 17 years at IBM and held multiple management positions, including director of IBM PC Systems and Licensing (1998), program director of IBM Multimedia Systems (1995-1997), and program director of AIX Development ( 1993 to 1995). Mr. Kalinoski received a Masters in Computer Engineering from State University of New York and a Bachelor of Science from Wilkes University and currently holds five patents.

     Nancy L. Harris, age 41, joined the company in October 2001 as Vice-President of Marketing, currently serves as Vice-President of Software and is responsible for the daily operations of the Company’s software business. Ms. Harris has 18 years experience in the software industry, serving in both marketing and development capacities. Prior to joining the Company, Ms. Harris was the Director of Marketing and Product Management at Clear Commerce, an Internet transaction-processing software company (2000 to 2001). Prior to that, Ms. Harris spent eight years with BMC Software in various positions including Director of Field Marketing, Director of Product Marketing and Development Manager. Ms. Harris also spent several years with Andersen Consulting in various capacities. Ms. Harris holds a Masters of Science in Marketing and a Bachelor of Science in Journalism from Northwestern University.

ITEM 2. PROPERTIES

     Forgent’s headquarters, product development and sales and marketing facility leases approximately 137,000 square feet at Wild Basin in Austin, Texas under a lease that expires in March 2013. As a result of the sale of the products business segment during fiscal year 2002, 52,000 square feet of this space was vacated by the VTEL group. Additionally, Forgent had existing unoccupied leased space inventory due to the downsizing of the Company on account of past restructurings. Therefore, during the 2002 fiscal year, Forgent actively engaged in subleasing its available area and incurred a charge of $2.0 million related to these lease impairments. During fiscal year 2003, Forgent was able to sublease the vacated space quicker than originally anticipated; however, the rates on the subleases were considerably less than originally anticipated due to then current depressed market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $0.5 million. During fiscal year 2004, the current depressed market rates continued to drive rates on the subleases to levels less than anticipated. As a result, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1.5 million. As of July 31, 2004, Forgent had $1.9 million recorded as a liability on the Consolidated Balance Sheet related to its Wild Basin property. Currently, the Company occupies approximately 29,000 square feet, subleases approximately 82,000 square feet and anticipates continuing to sublease the remaining under-utilized space.

     Forgent’s discontinued videoconferencing hardware services business partially occupies a facility of approximately 41,000 square feet in King of Prussia, Pennsylvania, which the Company leases through June 2006. As a result of the sale of Forgent’s videoconferencing hardware services business to an affiliate of Gores Technology Group (“Gores”) in fiscal year 2003, a portion of the total lease space was subleased to Gores. Gores and another subtenant currently sublease 100% of the total lease space. Since management was unable to sublease the space at the Company’s lease rate, management calculated the economic value of the lost sublease rental income and recorded in discontinued operations a one-time charge of $0.5 million for the lease impairment related to its Pennsylvania facility in fiscal year 2003. As of July 31, 2004, Forgent had $0.2 million recorded as a liability on the Consolidated Balance Sheet related to its King of Prussia property.

     With the acquisition of Network Simplicity Software Inc. in October 2003, Forgent also holds approximately 3,000 square feet of office space in Richmond, British Columbia, Canada. Management believes that the facility in Austin, Texas is adequate to meet Forgent’s current requirements and can accommodate further physical expansion of corporate and development operations, as well as additional sales and marketing offices as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters, including those discussed below, may have a material adverse effect on the Company’s financial condition or results of operations. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party involves claims for damages in excess of 10% of the Company’s current assets for the period covered by this report.

     In April 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”), initiated litigation against 31 companies for infringement of United States Patent No. 4,698,672 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants consist of Adobe Systems Incorporated; Agfa Corporation; Apple Computer, Incorporated; Axis Communications, Incorporated; Cannon USA; Concord Camera Corporation; Creative Labs, Incorporated; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Kyocera Wireless Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Oce’ North America, Incorporated; Onkyo Corporation; PalmOne, Inc.; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; Thomson S.A.; Toshiba Corporation; and Xerox Corporation. Additionally, in August 2004, CLI initiated litigation against another 11 companies for infringement of United States Patent No. 4,698,672. The defendants consist of Acer America Corporation; AudioVox Corporation; BancTec, Inc.; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Google Inc.; ScanSoft, Inc.; Sun Microsystems Inc.; TiVo Inc.; Veo Inc.; and Yahoo! Inc. Forgent has since settled with two of the defendants.

     Twenty-four of the defendants have filed against CLI and Forgent in the U.S. Federal Court for Delaware, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other assertions.

Additionally, three other defendants have filed suit against CLI and Forgent in the U.S. District Court for Northern California, San Jose Division, the U.S. District Court for Delaware and the U.S. District Court for Northern California, Oakland Division, seeking similar declaratory relief. Forgent and CLI have moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District, Marshall Division, rather than in Delaware. Although Forgent is currently unaware of any other suits against CLI and itself, it is possible that other defendants, and/or other accused infringers, could join in the pending Delaware actions or file similar suits for declaratory relief in Delaware or elsewhere.

     In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and advised the FTC as such. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID. Forgent has not since received any further communication from the FTC on this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 30, 2004, an annual meeting of the stockholders was held in Austin, Texas, whereby the stockholders voted on the following proposals:

1.	Proposal to elect six directors to the board of directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders voted to approve the proposal by the following vote:

Nominees	For	Withheld
Richard N. Snyder	22,271,599	1,427,335
Richard J. Agnich	22,797,384	901,550
Kathleen A. Cote	22,433,127	1,265,807
Lou Mazzucchelli	22,443,373	1,255,561
Ray Rajko Miles	22,796,182	902,752
James H. Wells	22,443,927	1,255,007

2.	Proposal to ratify the board of directors’ appointment of Ernst & Young LLP, independent accountants, as the Company’s independent auditors for the year ending July 31, 2004. The stockholders voted to approve the proposal by the following vote:

For	Against	Abstain
22,892,369	637,134	169,431

3.	Proposal to transact such other business as may properly come before the meeting or any adjournment thereof. The stockholders voted to approve the proposal by the following vote:

For	Against	Abstain
21,244,049	1,846,441	608,444

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Starting June 1, 2001, Forgent’s common stock has been traded in the NASDAQ-National Market System under the symbol “FORG”. Previously, the Company’s common stock was traded under the symbol “VTEL”. The following table sets forth the range of high and low intra-day prices for each fiscal quarter of 2004 and 2003:

	FISCAL YEAR		FISCAL YEAR
	2004		2003
	HIGH	LOW	HIGH	LOW
1st Quarter	$3.99	$2.59	$3.25	$1.62
2nd Quarter	$3.57	$2.20	$1.90	$1.12
3rd Quarter	$2.89	$1.35	$2.64	$1.35
4th Quarter	$1.68	$1.01	$4.51	$1.02

     The Company has not paid cash dividends on its common stock and presently intends to continue a policy of retaining earnings for reinvestment in its business.

     On October 21, 2004, Forgent’s common stock closed at $1.42 on the NASDAQ. At that date there were approximately 12,948 stockholders of record of the common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth consolidated financial data for Forgent as of the dates and for the periods indicated. The selected consolidated balance sheet data as of July 31, 2003 and 2004 and the selected consolidated operations data for the years ended July 31, 2002, 2003 and 2004 have been derived from Forgent’s audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of July 31, 2000, 2001 and 2002 and the selected consolidated operations data for the year ended July 31, 2000 and 2001 have been derived from Forgent’s audited consolidated financial statements not included in this Report.

     The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements of Forgent and the notes to those statements included elsewhere in this Report. The information set forth below is not necessarily indicative of the results of future operations.

	FOR THE YEARS ENDED JULY 31,
	2000(a)	2001(b)	2002(c)	2003(d)	2004(e)
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Intellectual property licensing revenues	$—	$—	$31,150	$48,935	$14,454
Software & professional service revenues	—	—	2,236	4,363	2,999
Other revenues	—	103	—	566	22
Gross margin	—	(273)	14,654	25,558	3,299
Income (loss) from continuing operations	27,236	(5,010)	(3,247)	9,375	(21,213)
(Loss) income from discontinued operations	(24,939)	(27,530)	(2,856)	(1,355)	573
Net income (loss)	2,297	(32,540)	(6,103)	8,020	(20,640)
INCOME (LOSS) PER COMMON SHARE:
Basic income (loss) from continuing operations	1.11	(0.20)	(0.13)	0.38	(0.85)
Diluted income (loss) from continuing operations	1.09	(0.20)	(0.13)	0.37	(0.85)
Basic (loss) income from discontinued operations	(1.02)	(1.11)	(0.12)	(0.05)	0.02
Diluted (loss) income from discontinued operations	(1.00)	(1.11)	(0.12)	(0.05)	0.02
Basic net income (loss)	.09	(1.31)	(0.25)	0.33	(0.83)
Diluted net income (loss)	.09	(1.31)	(0.25)	0.32	(0.83)
BALANCE SHEET DATA:
Working capital	$45,142	$19,324	$13,286	$28,866	$18,593
Total assets	106,436	56,205	42,578	47,249	26,015
Long-term liabilities	2,140	1,365	1,983	1,869	2,783
Stockholders’ equity	82,661	41,622	32,278	39,254	19,500

(a)	Net income for the year ended July 31, 2000 includes a non-recurring gain of $44.5 million and an expense for the write-down of impaired assets of $14.1 million.

(b)	Net loss for the year ended July 31, 2001 includes an expense of $4.0 million for the impairment of certain assets and transaction expenses in anticipation of a segment sale and expenses for restructuring totaling $1.7 million.

(c)	Net loss for the year ended July 31, 2002 includes an expense of $6.0 million for the reserve of the notes receivable from VTEL Products Corporation and an expense of $4.4 million for the impairment of certain assets.

(d)	Net income for the year ended July 31, 2003 includes an expense of $1.1 million for the impairment of certain assets and an expense of $2.0 million for transaction expenses and loss on the disposal of a segment.

(e)	Net loss for the year ended July 31, 2004 includes an expense of $11.8 million for the impairment of certain assets and expenses for restructuring totaling $0.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULT OF OPERATIONS

     The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE YEARS ENDED JULY 31,
	2002	2003	2004
Intellectual property licensing revenues	93.3%	90.8%	82.7%
Software & professional services revenues	6.7	8.1	17.2
Other revenues	—	1.1	0.1
Gross margin	43.9	47.4	18.9
Selling, general and administrative	25.5	20.4	70.1
Research and development	9.6	7.2	23.2
Impairment of assets	24.1	2.1	40.0
Restructuring charge	—	—	3.6
Amortization of intangible assets	—	—	0.2
Total operating expenses	59.2	29.7	137.2
Other income (expenses), net	5.0	(0.1)	(3.0)
(Loss) income from continuing operations	(9.7)	17.4	(121.4)
(Loss) income from discontinued operations	(8.6)	(2.5)	3.3
Net (loss) income	(18.3)%	14.9%	(118.1)%

FOR THE YEARS ENDED JULY 31, 2002, 2003 AND 2004

Revenues

     Consolidated revenues were $33.4 million in fiscal year 2002, $53.9 million in fiscal year 2003 and $17.5 million in fiscal year 2004. The increase was $20.5 million, or 61.3%, from 2002 to 2003. The decrease was $36.4 million, or 67.6%, from 2003 to 2004. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties received from licensing the Company’s intellectual property as well as sales of Forgent’s software, software customization, installation and training, network consulting, hardware, software maintenance services and other comprehensive professional services. Consolidated revenues do not include any revenues from Forgent’s discontinued products business, which manufactured and sold videoconferencing endpoint systems, the Company’s discontinued integration business, which provided customized videoconferencing solutions, or the Company’s discontinued videoconferencing hardware services business, which provided hardware maintenance, installation, technical support and resident engineer services (see Note 7, in the accompanying financial statements).

     Intellectual property licensing revenues were $31.2 million in fiscal year 2002, $48.9 million in fiscal year 2003 and $14.5 million in fiscal year 2004. The increase was $17.7 million, or 57.1% from 2002 to 2003. The decrease was $34.4 million, or 70.5%, from 2003 to 2004. Intellectual property licensing revenues represent 93.3%, 90.8% and 82.7% of total revenues for the years ended July 31, 2002, 2003 and 2004 respectively. The Company began realizing revenue from its Patent Licensing Program during fiscal year 2002 and during the past ten consecutive quarters has achieved over $94.5 million in aggregate revenues generated from international consumer and commercial electronics firms in multiple countries, including the United States. These licensing revenues relate to one-time intellectual property license agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts, which cover several types of products including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices and other technologies. Licensing of the ‘672 patent is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”). Historically, Forgent’s licensing revenues have been primarily generated from foreign-based corporations. During fiscal year 2004, the trend changed and Forgent’s licensing revenues were primarily generated from U.S. based corporations. However, uncertainties remain and there are no assurances that the Company will continue this trend and derive future licensing revenues primarily from domestic companies. In addition, the Company does not anticipate any additional licensing revenue from the companies that it currently holds license agreements with, but Forgent will continue to actively seek new licenses from its ‘672 patent as well as licensing opportunities from other patents in its intellectual property portfolio.

     During fiscal year 2004, Forgent initiated litigation against 31 technology companies for infringement of its ‘672 patent. In August 2004, the Company added 11 more technology companies. Although the Company previously offered to provide a license of the ‘672 patent to these companies, including Canon USA, Dell Incorporated, Google Inc., International Business Machines Corp., Toshiba Corporation and Xerox Corporation, none of the defendants chose to do so. Several defendants have sued Forgent, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid. In June 2004 and August 2004, Forgent settled with two of the defendants; one was a plaintiff in a suit filed against CLI and the Company related to the ‘672 patent. Forgent is also currently in discussions with other companies who are defendants in the lawsuit. Therefore, management is optimistic that other defendants, as well as companies not currently named in the lawsuit, will choose to license the ‘672 patent. In addition to the current litigation, Forgent will continue to pursue license agreements with targeted companies, whether or not named in the litigation. The timing of signing the license agreements and the timing of the litigation results continue to pose forecasting challenges, which inevitably causes peaks and valleys in the Patent Licensing Program. See Item 3 “Legal Proceedings” for more detail.

     Although there continues to be uncertainties and risks related to the Company’s Patent Licensing Program, management anticipates generating revenues from its intellectual property licensing segment during fiscal year 2005. Forgent’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the licensing program, and other risks that could adversely affect the Company’s licensing program. Additionally, the U.S. patent, which has generated the intellectual property licensing revenues, expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to enforce and pursue its rights through the legal system when necessary.

     Software and professional services revenues were $2.2 million in fiscal year 2002, $4.4 million in fiscal year 2003 and $3.0 million in fiscal year 2004. The increase was $2.2 million, or 95.1%, from 2002 to 2003. The decrease was $1.4 million, or 31.3%, from 2003 to 2004. Software and professional services revenues represent 6.7%, 8.1% and 17.2% of total revenues for the years ended July 31, 2002, 2003 and 2004, respectively. Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software as well as the Company’s ALLIANCE enterprise meeting automation software. The NetSimplicity software includes Meeting Room Manager, Visual Asset Manager, Resource Scheduler, Classroom Manager and Family Scheduler. Also included in this line of business’ revenues are software maintenance, royalties and professional services, such as add-on software customization, installation and training, and network consulting services.

     The $1.4 million decrease in software and professional services revenues for the year ended July 31, 2004, as compared to the year ended July 31, 2003, was due primarily to a $2.5 million decrease in revenues from the ALLIANCE software products and related hardware and services sales. Despite the initial success of ALLIANCE, during the second fiscal quarter of 2004 management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. As a result, the Company decided to shift its go-forward strategy for this segment and focus its efforts and resources on its NetSimplicity software product line.

     In October 2003, Forgent acquired the assets and operations of Network Simplicity Software Inc., including its flagship product, Meeting Room Manager, a scheduling application. As a result of the acquisition, the acquired software products were molded into the Company’s “NetSimplicity” software product line and the NetSimplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statement of Operations. The $2.5 million decrease in revenues from the ALLIANCE product line was offset by a $1.0 million increase in revenues from the NetSimplicity product line. The demand and growing revenues from the NetSimplicity product line is attributable to the software’s robust capability, ease of use and low pricing that easily fits into businesses’ current budgets. During fiscal year 2004, sales of the NetSimplicity software were targeted primarily to the Education, Healthcare and Legal industries. Forgent currently has distribution partners in the United Kingdom, Germany and Australia and continues to search for additional distribution partners in key geographies around the world in order to grow revenues in the global market. Management believes the NetSimplicity software business will continue to be a growth business during fiscal year 2005.

     During fiscal year 2003, existing customers upgraded their VNP and GSS software, prospects used the software on a trial basis and several new customers installed ALLIANCE, Forgent’s then newly developed software product, which was introduced in July 2003 and was an expansion of the functionalities in its VNP and GSS software. The $2.2 million increase in software and professional services revenues for the year ended July 31, 2003, as compared to the year ended July 31, 2002, was due to the Company gaining momentum with its VNP, GSS and ALLIANCE software products in the marketplace. This momentum was short-lived as described above.

     Other revenues were $0.0 million in fiscal year 2002, $0.6 million in fiscal year 2003 and $22 thousand in fiscal year 2004. The increase was $0.6 million from 2002 to 2003 and the decrease was $0.5 million, or 96.1%, from 2003 to 2004. Other revenues represent 0.0%, 1.1% and 0.1% of total revenues for the years ended July 31, 2002, 2003 and 2004, respectively. During the year ended July 31, 2003, the Company subcontracted several integration projects to SPL Integrated Solutions (“SPL”), which had purchased Forgent’s integration business during fiscal year 2002. As a result of these subcontracts, Forgent recorded $0.6 million in other revenue during the 2003 fiscal year. During the first fiscal quarter of 2004, Forgent completed its final integration project and recorded $22 thousand in other revenues. As of October 31, 2003, Forgent no longer subcontracted any integration projects to SPL and referred all of its integration customers directly to SPL.

Gross Margin

     Consolidated gross margins were $14.6 million in fiscal year 2002, $25.5 million in fiscal year 2003 and $3.3 million in fiscal year 2004. The increase was $10.9 million, or 74.4%, from 2002 to 2003. The decrease was $22.2 million, or 87.1%, from 2003 to 2004. Consolidated gross margin percentages were 43.9% for fiscal year 2002, 47.4% for fiscal year 2003 and 18.9% for fiscal year 2004.

     The $22.2 million decrease in gross margin, as well as the related decrease in gross margin as a percentage of total revenues, for the year ended July 31, 2004, is due primarily to the $17.2 million decrease in gross margin resulting from the patent license agreements obtained during fiscal year 2004. Similarly, the $10.9 million increase in gross margin, as well as the related increase in gross margin as a percentage of total revenues, for the year ended July 31, 2003, is due primarily to the $8.0 million increase in gross margin resulting from the patent license agreements obtained during fiscal year 2003. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. The contingent legal fees were based on 50% of the licensing revenues received on signed agreements and were paid to Forgent’s previous counsel pursuant to a fee agreement with such counsel. Forgent has terminated such counsel and is currently in discussions with the law firm regarding the termination. See Item 1 “Business — Intellectual Property Licensing Business — Patent Licensing Program” for more detail. Because of the inherent risks in licensing intellectual property, including the October 2006 expiration of the U.S. patent and the September 2007 expiration of the patent’s foreign counterparts, total gross margins could be adversely affected in the future if licensing revenues decline.

     Due to declining ALLIANCE revenues, management started in January 2004 to review its software segment and the related cash flows from its ALLIANCE and NetSimplicity product lines in order to re-evaluate its strategy regarding growing revenues from this segment. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4.7 million in net capitalized software development costs and $90 thousand of certain prepaid assets that specifically supported ALLIANCE, resulting in $4.8 million being charged to cost of sales for the software segment. This impairment represented 69.9% of the software and professional services’ cost of sales during fiscal year 2004 and caused the gross margin for the segment to be (130.9%). Without the effect of the impairment, the gross margin for the software segment would have been 30.4% for the year ended July 31, 2004. Of the remaining $2.1 million cost of sales in fiscal year 2004, 89.5% of the costs associated with the software and professional services business resulted from the amortization of the Company’s capitalized software development costs, depreciation and labor. Since the cost of sales from this line of business is relatively fixed, decreases in software and professional services revenues could adversely affect total gross margins.

     The Company’s OnScreen24™ operations, which were folded back into Forgent’s core operations in January 2001, developed a video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for playback. Initially, management intended to leverage these efforts and further develop this technology as an added feature to its previous VNP software. Based upon customer feedback regarding the VNP software during fiscal year 2002, customers did not need advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks. Therefore, management determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with the video streaming technology was impaired during the year ended July 31, 2002. This impairment represented 58.7% of the software and professional services’ cost of sales during fiscal year 2002 and caused the gross margin for the segment to be (81.4%). Of the remaining $1.7 million cost of sales in fiscal year 2002, 64.3% of the costs associated with the software and professional services business resulted from the amortization of the Company’s capitalized software development costs and labor. Similarly, approximately 61.7% of the software and professional services cost of sales during the year ended July 31, 2003 resulted from the amortization of the Company’s capitalized software development costs and labor.

     The cost of sales associated with other revenues during the years ended July 31, 2003 and July 31, 2004 relate to the costs incurred to complete the Company’s remaining integration projects. The gross margin for the integration projects during fiscal years 2003 and 2004 were 12.2% and (9.1%), respectively. Since Forgent no longer has any remaining integration projects as of July 31, 2004, the low and negative gross margins from this line of business will not affect the Company’s financial results in future periods.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expenses were $8.5 million in fiscal year 2002, $11.0 million in fiscal year 2003 and $12.2 million in fiscal year 2004. The increases were $2.5 million, or 29.3%, from 2002 to 2003 and $1.2 million, or 11.2%, from 2003 to 2004. SG&A expenses were 25.5%, 20.4% and 70.1% of total revenues for the years ended July 31, 2002, 2003 and 2004, respectively.

     During the year ended July 31, 2004, SG&A expenses increased $1.2 million. Approximately $2.4 million of the increase in SG&A expenses is attributable to increases in corporate expenses, professional fees and marketing expenses, which are offset by approximately a $1.2 million decrease in compensation expenses. Forgent allocates certain corporate operating expenses to its segments. Since the Company sold its videoconferencing hardware services business during the fourth fiscal quarter of 2003, the operations of which are shown as discontinued operations in the consolidated financial statements, the Company had one less segment to allocate corporate operating expenses to and thus, SG&A expenses from continuing operations increased by an additional $1.4 million during the year ended July 31, 2004. In attempts to generate increased revenues for the Company, Forgent incurred $0.6 million more in professional fees during the year ended July 31, 2004, the majority of which is attributable to consulting and legal expenses related to the Company’s mergers and acquisitions efforts. Additionally, during fiscal year 2004, Forgent’s marketing expenses increased by $0.4 million over fiscal year 2003 due primarily to expenses related to generating demand for the ALLIANCE software products, which were launched in July 2003, and the NetSimplicity software products, which were acquired in October 2003. As a result of the restructuring executed during the third fiscal quarter of 2004, certain lay-offs during the year and attrition, the increases in corporate expenses, professional fees and marketing expenses are offset by approximately $1.2 million in decreased compensation expenses.

     As a result of the ‘672 litigation, management anticipates that the Company may incur significant litigation costs during fiscal year 2005. Due to uncertainties inherent with litigation, management is unable to accurately predict the ultimate outcome and thus, there can be no assurances that the Company will be able to recover these costs. Additionally, management expects SG&A expenses may increase due to increased costs to comply with the Sarbanes-Oxley Act. Until the software business becomes profitable, management does not anticipate significant increases or decreases in SG&A expenses for its software segment during fiscal year 2005. Forgent will continue, however, its attempts to further decrease any unnecessary SG&A expenses, including corporate expenses, that do not directly support the generation of revenues for the Company without impacting the Company’s ability to do business.

     Forgent reviews potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term before extending any new or additional credit. The Company follows its credit policy consistently and constantly monitors all of its accounts for indications of uncollectability. During the year ended July 31, 2004, Forgent recorded $0.3 million in bad debt expense related to its accounts receivable, approximately 88.7% of which is due to three customers’ accounts. The uncollectability of one account resulted from the customer’s current inability to pay timely and the uncollectability of the other two accounts resulted from the Company’s shift away from its ALLIANCE software products. During fiscal year 2004, management turned these accounts over to a third party for increased collection efforts with minimal success. Therefore, these three accounts were written-off, accounting for 95.5% of the Company’s total write-offs in fiscal year 2004. Forgent intends to continue aggressively pursuing collection from all of its other customers. As of July 31, 2004, approximately 6.7% of Forgent’s remaining trade accounts receivable were aged past 90 days, all of which were related to ALLIANCE and reserved for in accordance with the Company’s policy (see Note 2, in the accompanying financial statements).

     During the year ended July 31, 2003, SG&A expenses increased $2.5 million. Approximately 69.1% of this increase is due to Forgent’s Patent Licensing Program incurring additional consulting expenses, national and international travel expenses and other associated expenses as compared to the year ending July 31, 2002. Additionally, Forgent increased spending related to the ramp-up efforts in the sales organization and the launch of its ALLIANCE software products in July 2003. These additional expenditures largely account for the remaining 30.9% of the increase during the 2003 fiscal year.

Research and Development

     Research and development (“R&D”) expenses were $3.2 million in fiscal year 2002, $3.8 million in fiscal year 2003 and $4.0 million in fiscal year 2004. The increases were $0.6 million, or 20.5%, from 2002 to 2003 and $0.2 million, or 4.9%, from 2003 to 2004. R&D expenses were 9.6%, 7.2% and 23.2% of total revenues for the years ended July 31, 2002, 2003 and 2004, respectively.

     Throughout fiscal year 2004, Forgent continued its efforts on developing its Meeting Room Manager and Visual Asset Manager software products as well as developing and supporting its ALLIANCE software products. In November 2003, Forgent released Meeting Room Manager 2004, which significantly improved the web client by providing many of the administrative functions, such as location management, filter management, options, etc. that were previously only available in the network client. The Company’s latest version of its NetSimplicity product line provides virtual meetings from users’ desktops across one or multiple offices and allows web client users to create advanced recurring meetings. Additionally, the new “MRM Assistant” performs automated functions such as sending meeting reminders to attendees, generating web-based reports, periodically archiving reservations and alerting administrators of certain actions. Administrators can track the status of the equipment in inventory, customize any detail or search form in the web client, as well as define rules based on reservation information, such as limiting the number of people in certain meeting rooms and identifying selected users with the ability to reserve equipment for a meeting room. The Company is currently developing its next versions of Meeting Room Manager and Visual Asset Manager. Additionally, in May 2004 Forgent released a new product, Family Scheduler, which is designed to help parents effortlessly keep track, by family member, of daily events for school, extra-curricular activities, doctor’s appointments, vacations, etc. Available both as an installed software product, and as a hosted online offering, Family Scheduler is Forgent’s first consumer product offering.

     During fiscal year 2004, the Company also released ALLIANCE 4.1, which added several enhancements including abilities to support new audio and video devices, create more sophisticated reports and delegate scheduling responsibilities, enhanced international dialing rules, and improved Microsoft Exchange synchronization. Forgent also released ALLIANCE 4.2, which integrated web conferencing services into the ALLIANCE meeting automation platform and allowed for a single conference to be connected by multiple “cascaded” bridges in order to connect multiple participants who would otherwise not all fit on one bridge or would be too costly to be serviced by one bridge.

     The R&D expenses were net of $3.5 million, $2.8 million and $0.9 million capitalized during the years ended July 31, 2002, 2003 and 2004 respectively. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related projects, generally three years, using the straight-line method. The software development costs capitalized during the 2002, 2003 and 2004 fiscal years were related to the continued efforts on enhancing Forgent’s GSS, renamed as ALLIANCE SCHEDULER, and Forgent’s VNP, renamed as ALLIANCE MEDIA MANAGER. Due to the decrease in software and professional services revenues and Forgent’s shift in its go-forward strategy for its software segment during fiscal year 2004, Forgent evaluated the recoverability of its long-lived assets, including the capitalized software development costs, related to the ALLIANCE efforts in accordance with SFAS No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired $4.7 million in net capitalized software development costs as of January 31, 2004. All of the impaired capitalized software development costs was related to ALLIANCE and as of July 31, 2004, Forgent no longer had any capitalized software development costs recorded on its Consolidated Balance Sheet.

     Total research and development expenditures from continuing operations, including software development costs that were capitalized, were $6.7 million in fiscal year 2002, $6.7 million in fiscal year 2003 and $5.0 million in fiscal year 2004. The decreases were $54.7 thousand, or 0.0%, from 2002 to 2003 and $1.7 million, or 25.9%, from 2003 to 2004. During the year ended July 31, 2004, total R&D expenses decreased $1.7 million. Approximately $1.4 million, or 80.5%, of this decrease is attributable to decreases in compensation expenses. Due to the restructuring of its software operations during fiscal year 2004, Forgent terminated 22 employees in research and development. Additionally, nine employees terminated their employment voluntarily. These employment terminations caused the decrease in compensation expenses during the year ended July 31, 2004. Although the total R&D expenditures did not change significantly from 2002 to 2003, R&D expenses for the year ended July 31, 2003 increased $0.7 million due primarily to solving complications with the then newly acquired GSS software during the first part of that fiscal year and to more expenses incurred in supporting the Company’s enterprise meeting automation software under the new brand name Forgent ALLIANCE. This increase in expenses was offset by a corresponding $0.7 million decrease in capitalized software development costs.

     Forgent will continue to develop scheduling and asset management solutions to assist businesses in streamlining their operations and improving meeting efficiencies in a simplified manner. However, until the software business becomes profitable, management does not anticipate significant increases or decreases in total R&D expenses during fiscal year 2005.

Impairment of Assets

     During the year ended July 31, 2004, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the Year Ended July 31, 2004
	(in thousands)
	Intellectual
	Property Segment	Software Segment	Total Impairment
Prepaid assets	$—	$90	$90
Capitalized software development costs	—	4,748	4,748

Impairment in cost of sales	—	4,838	4,838

Prepaid assets	—	10	10
Equipment	—	211	211
Goodwill	—	5,042	5,042
Leasehold improvements	161	22	183
Property leases	1,123	420	1,543

Impairment in operating expenses	1,284	5,705	6,989

Total impairment	$1,284	$10,543	$11,827

     During the second fiscal quarter of 2004, Forgent faced declining revenues related to its ALLIANCE software products and services. On the other hand, Forgent experienced increasing revenues related to its NetSimplicity software products and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and NetSimplicity product lines and re-evaluated its strategy regarding growing revenues from this segment. As a result, the ALLIANCE assets were impaired.

     Pursuant to SFAS No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4.7 million in net capitalized software development costs and $0.2 million in equipment related to ALLIANCE. Additionally, Forgent impaired $0.1 million of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and professional services revenues and Forgent’s shift in its go-forward strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5.0 million impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10.1 million impairment charge related to ALLIANCE was recorded as part of continuing operations on the Consolidated Statement of Operations, with $4.8 million in cost of sales and $5.3 million in operating expenses.

     Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with SFAS No. 142 and SFAS No. 144.

These assets included fixed assets and intangible assets. Based on the projected positive cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the year ended July 31, 2004.

     In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78 thousand. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1.5 million. Also during the second fiscal quarter of 2004, Forgent analyzed its recorded leasehold improvements at its Wild Basin property. This analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $0.2 million related to these leasehold improvements. The $1.7 million impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Consolidated Statement of Operations for the year ended July 31, 2004. As of July 31, 2004, Forgent had settled its lease obligations on its office in Melville, New York, remained obligated to make lease payments in accordance with the original terms of its Wild Basin property lease and had $1.9 million recorded as a liability on the Consolidated Balance Sheet related the Wild Basin property.

     During the fiscal year ended July 31, 2003, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the Year Ended July 31, 2003
	(in thousands)
			Discontinued	Total
	Continuing Operations		Operations	Impairment
	Intellectual
	Property	Software
	Segment	Segment
Property leases	$159	$343	$454	$956
Notes & interest receivables	(229)	(464)	—	(693)
Goodwill	—	1,331	—	1,331

Total impairment	$(70)	$1,210	$454	$1,594

     In November 2002, the GSS development operations in Atlanta, Georgia, were relocated to Forgent’s headquarters in Austin, Texas. Management was unable to sublease the vacated space and upon review of the future undiscounted cash flows related to this lease, management recorded an impairment charge of $21 thousand. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were considerably less than originally anticipated due to depressed then current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $0.5 million. Forgent remained obligated to make lease payments in accordance with the original terms of both leases. Both the Atlanta and Wild Basin lease impairments were recorded as part of continuing operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

     Forgent’s discontinued integration and videoconferencing hardware services businesses were located at its facilities in King of Prussia, Pennsylvania, which leases approximately 41 thousand square feet. As a result of the sale of Forgent’s integration business, approximately 19% of the total lease space was subleased to SPL, based on then current market values. As a result of the sale of Forgent’s videoconferencing hardware services business to Gores in July 2003, approximately 37% of the total lease space was subleased to Gores, based on then current market values. SPL and another subtenant subleased the remaining 63% of the total lease space during fiscal year 2003. However, in October 2003, SPL’s sublease terminated and the subtenant vacated its leased space. Therefore, management reviewed the undiscounted cash flows of this lease and the related subleases, determined the economic value of the lost sublease rental income and recorded a charge of $0.5 million. Forgent remained obligated to make lease payments in accordance with the original terms of the lease. Since Forgent fully discontinued its operations in King of Prussia, the lease impairment for this facility was recorded as part of discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

     During the 2003 fiscal year, Forgent recorded $0.3 million in accrued interest on both outstanding notes receivable from VTEL Products Corporation (“VTEL”) and fully reserved the accrued interest. Management agreed with VTEL’s management during the first fiscal quarter of 2003 to offset Forgent’s accounts payable to VTEL with its accounts receivable, notes receivable and interest receivable from VTEL. The Forgent liability was fully offset with the accounts receivable and accrued interest and partially offset with the note in default, thus relieving $0.7 million of the related reserves. Since the initial $6.0 million charge to reserve the VTEL notes receivable was reported as part of the asset impairment from continuing operations, the related reduction of the reserves is also reported as part of the asset impairment from continuing operations for the year ended July 31, 2003. No cash was exchanged with these transactions.

     Additionally, the ongoing difficult economic environment and its associated negative impact on the Company’s software business during fiscal year 2003 represented an indicator of a possible impairment on the Company’s software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1.3 million impairment of its goodwill related to its acquisition of GSS. This impairment was recorded as part of continuing operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

     During the fiscal year ended July 31, 2002, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the Year Ended July 31, 2002
	(in thousands)
	Intellectual
	Property
	Segment	Software Segment	Total Impairment
Capitalized software development costs	$—	$2,381	$2,381

Impairment in cost of sales	—	2,381	2,381

Property leases	—	2,063	2,063
Notes receivable	—	5,967	5,967

Impairment in operating expenses	—	8,030	8,030

Total impairment	$—	$10,411	$10,411

     The Company’s OnScreen24™ operations, which were folded back into Forgent’s core operations in January 2001, developed a video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback. Initially, management intended to leverage these efforts and further develop this technology as an added feature to its VNP software. Based upon customer feedback regarding the VNP software during fiscal year 2002, customers did not need advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks were performing. Therefore, management determined the video streaming technology would not be used in the development of VNP. As a result, the $2.4 million capitalized software development costs associated with this technology was impaired during the year ended July 31, 2002 and was reported as part of cost of sales from continuing operations.

     Due to the disposition of the products business segment in fiscal year 2002, the VTEL personnel relocated from Forgent’s headquarters at 108 Wild Basin Road in Austin, Texas to VTEL’s headquarters at 9208 Waterford Centre Blvd. in Austin, Texas. This relocation left a vacancy of approximately 52 thousand rentable square feet, or 38% of the total lease space. Additionally, Forgent had existing unoccupied space inventory due to the downsizing of the Company relating to its restructurings. In fiscal year 2002, Forgent was able to sublease some of the vacated space, but was unable to fully sublease the space due to the economic downturn during the year. Therefore, management analyzed the future undiscounted cash flows related to the lease on the Wild Basin property and determined the economic value of the lost sublease rental income. As a result, Forgent recorded a $2.1 million impairment charge for the unleased space as of July 31, 2002. However, Forgent remained obligated to make lease payments in accordance with the original terms of the lease. Additionally, Forgent received two subordinated promissory notes from VTEL as a result of the sale of the products business segment. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting both of the outstanding notes from VTEL, the Company recorded a $6.0 million charge for the reserve of both notes from VTEL for the year ended July 31, 2002. These impairments were reported as part of continuing operations on the Consolidated Statement of Operations.

Restructuring Charge

     The restructuring expenses were $0.6 million in fiscal year 2004, which represents 3.6% of total revenues for the year ended July 31, 2004. During fiscal year 2004, Forgent streamlined its software operations to be more commensurate with its software revenue base and implemented a leaner cost structure, which included reducing headcount and closing certain sales offices to conform to the Company’s new operating structure. As a result of this restructuring, Forgent terminated 62 employees, or 58% of the workforce, which affected 33 employees in sales and marketing, 22 employees in research and development and seven employees in general and administrative functions. The designated employees were terminated upon the announcement of the reduction and were assisted with outplacement support services and severance. Additionally, Forgent closed its sales offices in McLean, Virginia and Houston, Texas. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a one-time charge of $0.6 million for termination benefits and expenses related to the office closings during the year ended July 31, 2004. As of July

31, 2004, the Company had a liability of $4 thousand related to the restructuring activities. This liability will be paid during the first fiscal quarter of 2005.

     During fiscal year 2002, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent’s core competencies at that time as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $818 in the first quarter of fiscal 2002 for the restructuring. This charge is included in the loss from discontinued operations on the Consolidated Statement of Operations. As of July 31, 2002, all of the involuntary termination benefits had been paid.

Amortization of Intangible Assets

     The ongoing difficult economic environment and its associated negative impact on the Company’s software business during fiscal year 2003 represented an indicator of a possible impairment on the Company’s software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this analysis, Forgent recorded a $1.3 million impairment of its goodwill related to its acquisition of GSS during the year ended July 31, 2003. Due to decreasing revenues and Forgent’s shift in its go-forward strategy for its software segment during fiscal year 2004, the Company performed another impairment analysis in accordance with SFAS No. 142. As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5.0 million impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. These impairments were recorded and reported as part of the impairment of assets from continuing operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2004.

Other Income (Expenses)

     Other income (expenses) were $1.7 million in fiscal year 2002, ($35.0) thousand in fiscal year 2003 and ($0.5) million in fiscal year 2004. The decreases were $1.7 million, or 102.1%, from 2002 to 2003 and $0.5 million, or 1,391.4%, from 2003 to 2004. Other income (expenses) were 5.0%, (0.1%) and (3.0%) of total revenues for the years ended July 31, 2002, 2003 and 2004, respectively.

     During the year ended July 31, 2004, the Company recorded $0.6 million in foreign currency losses associated with ceasing the operations of certain international entities. These losses are the primary cause for the increase in other expenses during fiscal year 2004, as compared to fiscal year 2003. During the year ended July 31, 2002, the Company sold its remaining 76,625 shares of Polycom common stock under a cash flow hedge, resulting in a $1.7 million realized gain. This gain is the primary cause for the decrease in other income during fiscal year 2003, as compared to fiscal year 2002.

Income Taxes

     At July 31, 2004, the Company had federal net operating loss carryforwards of approximately $147.9 million, research and development credit carryforwards of approximately $5.4 million and alternative minimum tax credit carryforwards of approximately $0.3 million. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2005 through 2024, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely.

     As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

     Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2002, 2003 and 2004. The valuation allowance increased by approximately $7.0 million during the year ended July 31, 2004 primarily due to operating losses not benefited. Approximately $8.0 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

     Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

(Loss) Income from Discontinued Operations, Net of Income Taxes

     During the year ended July 31, 2003, the Company sold the operations and assets of its videoconferencing hardware services business to Gores. During the year ended July 31, 2002, the Company sold the operations and substantially all of the assets of its VTEL products business, including the VTEL name, to VTEL and the operations and assets of its integration business to SPL (see Note 7, in the accompanying financial statements). Accordingly, the products, integration and videoconferencing hardware service businesses have been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $2.6 million in fiscal year 2002. Income from discontinued operations was $0.6 million in fiscal year 2003. No loss or income from discontinued operations was recorded in fiscal year 2004. The increase was $3.2 million, or 123.0%, from 2002 to 2003. The decrease was $0.6 million, or 100.0%, from 2003 to 2004. (Loss) income from discontinued operations were (7.8%), 1.1% and 0.0% of total revenues for the years ended July 31, 2002, 2003 and 2004.

     The $0.6 million decrease during the year ended July 31, 2004 resulted from the fact that the Company did not record any operations from its discontinued videoconferencing hardware services business in fiscal year 2004. The $3.2 million increase during the year ended July 31, 2003 is due to a $8.6 million decrease in losses from the products and integration businesses. This loss reduction was offset by a $5.4 million decrease in income from the videoconferencing hardware services business. The Company did not conduct any business from any of these business lines during the year ended July 31, 2004.

(Loss) Income on Disposal, Net of Income Taxes

     In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”) based in King of Prussia, Pennsylvania, to Gores, a privately held international acquisition and management firm. As consideration for the sale of the videoconferencing hardware services business, the Company received $7.3 million in cash and incurred $1.9 million in loss on the disposal. The following table shows the amounts of the assets sold and liabilities assumed, as well as the fees incurred, related to this sale:

(in thousands)
Accounts receivable	$3,746
Inventory	519
Fixed assets	2,683
Prepaid assets	385
Goodwill	8,939

Assets Sold	16,272

Accounts payable	689
Deferred revenue	7,449
Capital lease	58

Liabilities Assumed by Gores	8,196

Net assets sold	8,076
Cash received	(7,350)
Related fees incurred	1,228

Net loss on disposal	$1,954

     During fiscal year 2004, the Company recorded $0.6 million in income from the disposal of its Services Business. This income resulted from cash received from Gores in January 2004 related to the sale of the Services Business and the residual activity related to the disposal of the Services Business.

     During the fiscal year 2002, Forgent recorded an additional $0.2 million in expenses associated with the completion of the disposal of the VTEL products business. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during the third fiscal quarter of 2002.

Net (Loss) Income

     Net loss was $6.1 million in fiscal year 2002; net income was $8.0 million in fiscal year 2003; and net loss was $20.6 million in fiscal year 2004. The increase was $14.1 million, or 231.4%, from 2002 to 2003. The decrease was $28.6 million, or 357.4%, from 2003 to 2004. Net income (loss) were (18.3%), 14.9% and (118.1%) of total revenues for the years ended July 31, 2002, 2003 and 2004, respectively.

Year-end Review

     In fiscal year 2004, Forgent continued its focus on licensing of intellectual property and streamlined its software business with a low-cost, high transaction marketing and distribution model. During fiscal year 2004, Forgent achieved several goals including: (1) initiated litigation to protect its intellectual property rights related to the ‘672 patent, (2) continued licensing efforts from its Patent Licensing Program, (3) completed the integration of the acquisition of Network Simplicity Software, Inc. and (4) made progress in growing revenues related to its NetSimplicity software. Despite these achievements, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability.

Other Factors Affecting Results of Operations

     Forgent’s future results of operations and financial condition could be impacted by many factors, including results of the current litigation related to its ‘672 patent, other competitors entering the same software market, technical problems in delivering its software and the current economic environment. Due to these factors and others noted elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors contained elsewhere in this Report, Forgent’s past earnings and stock prices have been, and future earnings and stock prices potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of Forgent’s common stock in any given period. Also, the Company participates in a highly dynamic industry that often contributes to the volatility of Forgent’s common stock price.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $9.6 million in fiscal year 2002; cash provided by operating activities was $2.3 million in fiscal year 2003; and cash used in operating activities was $0.1 million in fiscal year 2004. At July 31, 2004, Forgent had working capital of $18.6 million, including $21.5 million in cash, cash equivalents and short-term investments.

     The $0.1 million of cash used in operating activities in fiscal year 2004 was due primarily to $21.2 million in net loss, which was offset by $11.8 million of non-cash impairment expenses and a $9.0 million decrease in accounts receivable. During fiscal year 2004, Forgent collected $15.6 million in accounts receivable from its intellectual property licensing business. Additionally, the Company sold $1.7 million of its outstanding accounts receivable, without any recourse, to Silicon Valley Bank in order to maintain cash balances at levels considered appropriate by management. The Company received proceeds from Silicon Valley Bank of $1.7 million.

     The $2.3 million of cash provided by operating activities in fiscal year 2003 was due primarily to $9.4 million in net income and $2.2 million of non-cash depreciation, amortization and impairment expenses, which were offset by a $8.4 million increase in accounts receivable and a $1.2 million decrease in accrued expenses. During the year ended July 31, 2003, the Company collected $16.2 million in accounts receivable from its intellectual property licensing business.

     The $9.6 million of cash provided by operating activities in fiscal year 2002 was due primarily to $3.2 million in net loss, $12.5 million of non-cash depreciation, amortization and impairment expenses and a $7.8 million decrease in accounts receivable, which were offset by a $7.8 million decrease in accounts payable and accrued expenses. Forgent collected $16.5 million in accounts receivable from its intellectual property licensing business during the year ended July 31, 2002. Additionally, the Company sold $9.3 million of its outstanding accounts receivable, without any recourse, in efforts to recapture approximately $7.0 million in cash lost due to an unanticipated significant drop in sales from discontinued operations and approximately $2.1 million in payments of the remaining outstanding payables related to its discontinued operations. The Company received proceeds from Silicon Valley Bank of $9.1 million.

     Cash used in investing activities was $7.3 million in fiscal year 2002; cash provided by investing activities was $3.4 million in fiscal year 2003; and cash used in investing activities was $2.6 million in fiscal year 2004. The $2.6 million of cash used in investing activities during fiscal year 2004 was due primarily to $2.3 million in cash used to purchase certain assets and the operations of Network Simplicity Software Inc. and $0.9 million in the capitalization of software development costs, which were offset by $1.4 million in cash received from net sales of short-term investments. The $3.4 million of cash provided by investing activities during fiscal year 2003 was due primarily to $7.4 million in cash received from the sale of the videoconferencing hardware business, which was offset by $1.1 million in net purchases of short-term investments and $2.8 million in the capitalization of software development costs. The $7.3 million of cash used in investing activities during fiscal year 2002 was largely the result of the goodwill acquired among other assets from Global Scheduling Solutions, Inc. and $3.5 million in the capitalization of software development costs. In addition to managing its software business towards profitability, management anticipates utilizing the cash receipts from its intellectual property business to strategically acquire a significant, growing and profitable public or privately held technology business or product line.

     As of July 31, 2004, the Company leased computers, furniture, equipment and office space under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Forgent also has several capital leases for computer and office equipment. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment. Amounts payable under these leases and notes payable are as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Notes payable obligations	$702	$376	$326	$—	$—
Capital lease obligations	6	6	—	—	—
Operating lease obligations	29,990	4,117	7,355	6,599	11,919

Total	$30,698	$4,499	$7,681	$6,599	$11,919

     Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company’s operations. Since Forgent’s current businesses are not capital intensive, Forgent’s capital budget for fiscal year 2005 is approximately $0.3 million and will be used primarily for subtenant improvements as the Company continues to sublease its vacated office space.

     Cash used in financing activities was $0.9 million in fiscal year 2002; cash used in financing activities was $1.4 million in fiscal year 2003; and cash provided by financing activities was $18 thousand in fiscal year 2004. The $18 thousand of cash provided by financing activities during fiscal year 2004 was due to $0.7 million in proceeds received from the issuance of the Company’s common stock, which was offset by $0.5 million purchase of treasury stock and $0.2 million in net payments related to the Company’s notes payable. The $1.4 million of cash used in financing activities during fiscal year 2003 was due primarily to the $1.4 million purchase of treasury stock. The $0.9 million of cash used in financing activities during fiscal year 2002 is due primarily to the $2.7 million purchase of treasury stock, which was offset by the $1.3 million proceeds received from the issuance of its notes payable.

     In April 2001 Forgent announced a stock repurchase program to repurchase up to two million shares of the Company’s stock. In September 2002, Forgent’s board of directors approved the repurchase of an additional million shares of the Company’s stock. The shares repurchased under the program for the years ended July 31, 2002, 2003 and 2004 are as follows:

	Treasury Stock Repurchased
	(in thousands)
	2002	2003	2004
Number of shares	788	709	170
Total cost, including fees	$2,741	$1,383	$495

     The shares repurchased by month during the last quarter of the fiscal year ended July 31, 2004 are as follows:

Issuer Purchases of Equity Securities
(in thousands except average price)

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number		as Part of a	that may yet be
	of Shares	Average Price	Publicly	Purchased Under
	Repurchased	Paid per Share	Announced Plan	the Plans
May 1, 2004 - May 31, 2004	0	0	0	1,279
June 1, 2004 - June 30, 2004	0	0	0	1,279
July 1, 2004 - July 31, 2004	33	$1.25	33	1,246

Total	33	$1.25	33

Since April 2001, the Company has repurchased 1,754,201 shares for approximately $4.7 million as of July 31, 2004. Management will periodically assess repurchasing additional shares during fiscal year 2005, depending on the Company’s cash position, market conditions and other factors.

     Forgent’s principal sources of liquidity at July 31, 2004 consist of $21.5 million of cash, cash equivalents and short-term investments and the ability to generate cash from its intellectual property licensing business. Management currently plans to strategically utilize its cash balances to acquire a significant, growing and profitable public or privately held technology business or product line in addition to investigating opportunities to reward stockholders, such as additional stock buybacks or dividends. However, Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under the “Risk Factors – Licensing Program” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company.” As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to the litigation related to its ‘672 patent, increased expense levels and other factors.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, capitalization of software development costs, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets, the loss from discontinued operations and the loss from its impairments. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

     Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating license revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees were based on 50% of the licensing revenues received on signed agreements and were paid to Forgent’s previous counsel pursuant to a fee agreement with such counsel. Forgent has terminated such counsel and is currently in discussions with the law firm regarding the termination. See Item 1 “Business – Intellectual Property Licensing Business – Patent Licensing Program” for more detail.

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

Software Development Costs

     Costs incurred in connection with the development of software products are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

     Since goodwill and other intangible assets with indefinite lives are no longer required to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and these intangible assets for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives and are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     In accordance with SFAS No. 144, Forgent reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the fair value of those assets, the excess is recorded as an impairment in that fiscal period.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts to estimate losses from uncollectable customer accounts receivables. This estimate is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. It also considers an individual customer’s payment experience, credit-worthiness and age of receivable balances.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95,” which eliminates the ability to account for share-based compensation transactions using APB No. 25, “Accounting for Stock Issued to Employees.” The exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost should be measured according to the fair value of the stock options. The proposed requirements in the exposure draft would be effective for fiscal years beginning after June 15, 2005, or fiscal year 2006 for the Company. The FASB intends to issue a final Statement in late 2004. In order to determine the impact on its consolidated financial statements, Forgent will continue to monitor the progress on this exposure draft.

     In March 2004, the Emerging Issues Task Force issued consensus No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The consensus applies to certain investments in debt and security securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” EITF 03-1 provides a three-step model to evaluate whether an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004, or the Company’s first fiscal quarter of 2005, and disclosure requirements are effective for annual periods ending after June 15, 2004, or the Company’s 2005 fiscal year. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

RISK FACTORS

     There are many factors that affect the Company’s business, prospects, liquidity and the results of its operations, some of which are beyond the control of the Company. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or risks that are currently believed to be immaterial, but which may become more material, may also affect the Company’s business prospects and results of operations.

Licensing Program

     The Company’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks that could adversely affect the Company’s licensing program. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. In this regard, see Item 3 “Legal Proceedings” of this Report for information regarding the commencement by the Federal Trade Commission of a non-public investigation associated with the Company’s Patent Licensing Program. If the Company fails to meet the expectations of securities analysts or investors, the market price of Forgent’s common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company’s patented technology, higher than expected operating expenses and license delays due to legal and other factors. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to enforce and pursue its rights through the legal system when necessary.

Litigation

     The Company has initiated the ‘672 Litigation against 42 companies for infringement of its ‘672 patent. As with any litigation, the outcome is uncertain and although the Company intends to vigorously pursue its claims, there can be no assurance or certainty that the Company will prevail. Additionally, unintended consequences of the Company’s initiating the ‘672 Litigation may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the ‘672 Litigation, that the Company may become subject to counterclaims or lawsuits and that the expenses of pursuing the ‘672 Litigation could increase based upon new developments occurring. These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business, prospects, liquidity and results of operations.

Licensing Cycle

     Forgent’s licensing cycle for its Patent Licensing Program is lengthy and costly, including expenditures related to various consultant fees, travel costs and certain legal costs. Due to multiple negotiations and legal due diligence required, the licensing process cannot necessarily be expedited. As a result, the Company’s intellectual property licensing revenues may fluctuate from quarter to quarter, making it difficult for Forgent to predict its revenues, which could cause the Company to miss analysts’ expectations. Additionally, these fluctuations and missed expectations may lead to reduced prices for the Company’s common stock.

Counsel for Patent Licensing Program

     On October 27, 2004, Forgent formally terminated its previous counsel engaged in connection with the Company’s Patent Licensing Program and is currently in discussions with the law firm regarding the termination. Forgent has engaged new counsel to advise it in connection with its Patent Licensing Program and is working with both counsels to ensure a timely and efficient transition in legal services. Presently, the Company has not yet finalized a new fee agreement with its new counsel. The Patent Licensing Program is dependent on intensive legal due diligence and negotiations. The transition in the provision of legal services to Forgent caused by this termination may cause delays in Forgent’s ability to proceed with its Patent Licensing Program, which could have a material and adverse impact on the Company’s business, liquidity and results of operations.

Patents and Trademarks

     The Company’s success and ability to compete are substantially dependent on its proprietary technology and trademarks. The Company seeks to protect these assets through a combination of patent and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and enforcement of these rights may be time consuming and expensive. Furthermore, despite best efforts, the Company may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Also, competitors may independently develop similar, but not infringing, technology, duplicate products or design around the Company’s patents or other intellectual property.

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

General Economic and Industry Conditions

     Any adverse change in general economic, business or industry conditions could have a material effect on the Company’s business, prospects and financial performance if those conditions cause customers or potential customers to reduce or delay their purchases of scheduling software and related professional services. Given competing priorities within limited budgets, businesses may choose to curtail their capital spending. If so, a general reduction in information technology spending could have an adverse effect on the demand for the Company’s products and services and could result in declining revenues and earnings for the Company.

Acquisition Integration

     The Company has made, and will continue to evaluate and may make, strategic acquisitions in public and privately held technology companies. Some of these acquisitions may be in markets or businesses that the Company had not previously participated in and thus may require additional employees and/or skill sets that the Company does not currently possess. In addition, some of these acquisitions may be in regulated or other specialized industries. Some of these companies may also be early-stage ventures with unproven business models, have products that are not yet fully developed, or have products that have not yet achieved market acceptance. Any acquisitions of this type are inherently risky. Additionally, the Company may encounter a number of other risks associated with acquisitions, including (1) diversion of management’s attention; (2) failure to retain and motivate key acquired personnel; (3) failure to integrate acquired operations, products and technologies; (4) risks associated with unanticipated events, circumstances or legal liabilities; (5) client satisfaction or performance problems within the acquired business; and (6) amortization of acquired intangible assets. These difficulties could disrupt Forgent’s ongoing business, distract existing management and employees, require increased capital expenditures or increase the Company’s expenses and/or materially and adversely affect results of operations and liquidity. Accordingly, there can be no assurances that any of the Company’s investments or acquisitions will be successful, that the Company will be able to recover the amounts invested or that any acquisition would be profitable.

Software Marketing and Sales

     The future success of the Company’s software segment will be dependent in significant part on its ability to generate demand for its software products and professional services. To this end, Forgent’s sales operations must increase market awareness of its products to generate increased revenue. All sales new hires will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

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

Software Development

     Forgent expects that its future financial performance will depend, in part, on revenue generated from its existing and future software products and the related products that the Company plans to develop or acquire. There are significant risks inherent in any new product introduction, such as with Forgent’s NetSimplicity software products. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices. Forgent may need to invest further in research and development in order to keep its software applications and solutions viable in the rapidly changing marketplace. This research and development effort may require significant resources and could ultimately be unsuccessful. Such significant investment could adversely affect the Company’s operating results as well as its liquidity.

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

Quarterly Revenues and Operating Results

     In the past, Forgent’s revenues and operating results have varied significantly from quarter to quarter. Additionally, management expects that revenues and operating results will continue to fluctuate significantly from quarter to quarter. These fluctuations may lead to reduced prices for the Company’s common stock. Several factors may cause the quarterly results to fluctuate, including:

•	Timing of intellectual property license agreements and related recording of licensing revenues;

•	Timing and costs related to the ‘672 Litigation;

•	Market demand for the Company’s software products and services;

•	Timing of customers’ budget cycles;

•	Timing of customer orders and deployment of Forgent’s software products;

•	The mix of software license and services revenue;

•	Seasonal fluctuations in capital spending;

•	Changes in the rapidly evolving market for web-based applications;

•	Management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•	Timing and costs related to possible acquisitions of technology or businesses;

•	Costs of attracting, retaining and training skilled personnel;

•	Management’s ability to manage future growth; and

•	General economic climate.

     Some of these factors are within management’s control while others are not. Accordingly, management believes that quarter-to-quarter comparisons of the Company’s revenues and operating results are not necessarily meaningful. Therefore, investors should not rely on the results of any particular quarter as an indication of future performance.

Key Personnel and Senior Management

     Forgent’s success depends upon its ability to attract, hire and retain highly trained and experienced software developers and engineers to design and develop software applications in order to keep pace with client demand for rapidly evolving technologies and varying client needs. The Company’s operations are also dependent on the continued efforts of its executive officers and senior management. Additionally, Forgent will likely depend on the senior management of any business it may acquire in the future. If any of the Company’s key personnel or senior management are unable or unwilling to continue in his or her present role, or if Forgent is unable to retain or hire, train and integrate new personnel effectively, Forgent’s business could be adversely affected.

Technological Changes and Product Transitions

     The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product performance characteristics. If the Company fails to anticipate and respond effectively to these improvements and new product introductions, these improvements could render the Company’s products noncompetitive. While Forgent believes that its experience over the past few years as a provider of software and professional services and its prior experience in the videoconferencing industry affords it a competitive advantage over some of its competitors, rapid changes in technology present challenges and risks for the Company.

Competition and New Entrants

     The Company may encounter new entrants or competition from competitors in some or all aspects of its business, including any business that Forgent may acquire. The Company currently competes on the basis of price, technology, availability, performance, quality, reliability, service and support. The Company believes that its experience and business model creates a competitive advantage over its competitors. However, there can be no assurance that the Company will be able to maintain this advantage. Many of the Company’s current and possibly future competitors have greater resources than the Company and, therefore, may be able to compete more effectively on price and other terms.

Limited Operating History

     Although founded in 1985, Forgent has a limited operating history in its current lines of business due to the Company’s recent transition to a licensor of intellectual property and a provider of scheduling and asset management software and professional services. As a result of this limited operating history, Forgent cannot forecast revenue and operating expenses based on historical results. Additionally, the Company’s ability to forecast quarterly revenue accurately is limited because of the relative unpredictability of its intellectual property licensing revenues. The Company’s business, operating results and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

Divestiture Transactions

     As a result of Forgent’s transition to a licensor of intellectual property and a provider of scheduling and asset management software and professional services, the Company has divested certain non-core operations, including a videoconferencing endpoint manufacturing business, an integration business and a videoconferencing hardware services business. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing or new markets. In addition, the Company continues to evaluate the profitability realized or that is likely to be realized by its existing businesses and operations. Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company’s business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs, or could otherwise have a material adverse effect on Forgent’s business, financial condition or results of operations.

Recently Proposed and Enacted Laws and Regulations

     As a result of assessing, implementing and complying with recently proposed and enacted changes in the laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, management anticipates potential increased accounting, audit and legal fees, as well as potential increased costs for certain types of insurance. Additionally, the new and proposed rules could also make it more difficult for Forgent to retain qualified individuals to serve on its Board of Directors. Although management continually monitors and evaluates developments with respect to these new and proposed laws and regulations, management cannot estimate the amount of the additional costs the Company may incur or the timing of such costs at this time. However, such increased costs could materially affect Forgent’s results of operations.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K represent forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements.

     Whenever possible, Forgent attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this Report, they inherently are subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to: (1) litigation involving intellectual property and other matters, including the expense associated with it; (2) inability to execute upon growth objectives, including growth in entities acquired by Forgent; (3) failure of Forgent’s sales pipeline to be converted to realized sales and recorded as revenue; (4) rapid changes in technology; (5) unexpected changes in customer order patterns; (6) inability to recruit and retain professionals with the high level of skills and experience needed to develop and enhance Forgent’s software products; (7) general economic conditions; (8) the intensity of competition; (9) pricing pressures; (10) changes in the capital markets; (11) changes in tax and other laws and governmental rules applicable to Forgent’s business; and other risks indicated in Forgent’s filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company’s control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements. Additionally, Forgent does not assume responsibility for the accuracy and completeness of such statements and is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company’s investments, Forgent does not consider these risks to be significant.

FOREIGN CURRENCY EXCHANGE RATE RISK

     In the past, Forgent managed its foreign currency exchange rate risk by utilizing forward contracts to hedge its foreign currency exposure on firm commitments. The principal currencies hedged were the Euro and Australian dollars. Forgent ceased utilizing hedges in fiscal year 2001. During the last two fiscal years, the Company has significantly reduced its international operations. The operations from Forgent’s Canadian subsidiary are not significant as to cause a material foreign currency exchange rate risk to the Company. Therefore, Forgent considers its market risk exposure related to foreign currency exchange rates on a go-forward basis to be insignificant.

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Forgent Networks, Inc. (f.k.a. VTEL Corporation)

We have audited the accompanying consolidated balance sheets of Forgent Networks, Inc. as of July 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forgent Networks, Inc. at July 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Austin, Texas
September 9, 2004	Ernst & Young LLP

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	JULY 31,
	2003	2004
ASSETS
Current assets:
Cash and equivalents, including restricted cash of $730 and $650 at July 31, 2003 and July 31, 2004, respectively	$21,201	$19,051
Short-term investments	3,845	2,490
Accounts receivable, net of allowance for doubtful accounts of $0 and $26 at July 31, 2003 and July 31, 2004, respectively	9,457	398
Notes receivable, net of reserve of $639 and $848 at July 31, 2003 and July 31, 2004, respectively	74	—
Prepaid expenses and other current assets	415	386

Total current assets	34,992	22,325
Property and equipment, net	2,158	3,165
Goodwill and intangible assets, net	5,042	258
Capitalized software	4,827	—
Other assets	230	267

	$47,249	$26,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,178	$1,509
Accrued compensation and benefits	683	290
Other accrued liabilities	1,661	1,060
Notes payable, current portion	323	348
Deferred revenue	281	525

Total current liabilities	6,126	3,732
Long-term liabilities:
Deferred revenue	59	14
Other long-term obligations	1,810	2,769

Total long-term liabilities	1,869	2,783
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 26,172 and 26,625 shares issued, 24,588 and 24,871 shares outstanding at July 31, 2003 and July 31, 2004, respectively	261	266
Treasury stock, 1,584 and 1,754 at July 31, 2003 and July 31, 2004	(4,231)	(4,726)
Additional paid-in capital	263,875	264,582
Accumulated deficit	(219,991)	(240,631)
Unearned compensation	(28)	—
Accumulated other comprehensive (loss) income	(632)	9

Total stockholders’ equity	39,254	19,500

	$47,249	$26,015

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JULY 31,
	2002	2003	2004
REVENUES:
Intellectual property licensing	$31,150	$48,935	$14,454
Software & professional services	2,236	4,363	2,999
Other	—	566	22

Total revenues	33,386	53,864	17,475
COST OF SALES:
Intellectual property licensing	14,675	24,471	7,227
Software & professional services	4,057	3,338	6,925
Other	—	497	24

Total cost of sales	18,732	28,306	14,176
GROSS MARGIN	14,654	25,558	3,299
OPERATING EXPENSES:
Selling, general and administrative	8,517	11,013	12,250
Research and development	3,210	3,869	4,060
Impairment of assets	8,030	1,140	6,989
Restructuring charge	—	—	628
Amortization of intangible assets	—	—	41

Total operating expenses	19,757	16,022	23,968
(LOSS) INCOME FROM OPERATIONS	(5,103)	9,536	(20,669)
OTHER INCOME (EXPENSES):
Interest income	123	160	213
Gain on investment	1,670	—	—
Foreign currency translation	—	—	(625)
Interest expense and other	(114)	(195)	(110)

Total other income (expenses)	1,679	(35)	(522)
(LOSS) INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(3,424)	9,501	(21,191)
Benefit (Provision) for income taxes	177	(126)	(22)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,247)	9,375	(21,213)
(Loss) Income from discontinued operations, net of income taxes of $0, $21 and $0 for the years ended July 31, 2002, 2003 and 2004, respectively	(2,601)	599	—
(Loss) Income on disposal, net of income taxes of $0, $42 and $0 for the years ended July 31, 2002, 2003 and 2004, respectively	(255)	(1,954)	573

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2,856)	(1,355)	573
NET (LOSS) INCOME	$(6,103)	$8,020	$(20,640)

BASIC (LOSS) INCOME PER SHARE:
(Loss) Income from continuing operations	$(0.13)	$0.38	$(0.85)
(Loss) Income from discontinued operations	$(0.12)	$(0.05)	$0.02
Net (loss) income	$(0.25)	$0.33	$(0.83)
DILUTED (LOSS) INCOME PER SHARE:
(Loss) Income from continuing operations	$(0.13)	$0.37	$(0.85)
(Loss) Income from discontinued operations	$(0.12)	$(0.05)	$0.02
Net (loss) income	$(0.25)	$0.32	$(0.83)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,814	24,660	24,731
Diluted	24,814	25,201	24,731

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	COMMON STOCK
	NUMBER OF		ADDITIONAL			ACCUMULATED	OTHER	TOTAL
	SHARES		PAID-IN	TREASURY	ACCUMULATED	UNEARNED	COMPREHENSIVE	STOCKHOLDERS’
	OUTSTANDING	AMOUNT	CAPITAL	STOCK	DEFICIT	COMPENSATION	INCOME (LOSS)	EQUITY
BALANCE AT JULY 31, 2001	24,889	$249	$261,713	$(108)	$(221,908)	$—	$1,676	$41,622
Proceeds from stock issued under employee plans	779	8	1,288					1,296
Purchase of Treasury Stock	(788)			(2,749)				(2,749)
Issuance of restricted stock to Employees and consultants			333			(333)		—
Amortization of unearned compensation						106		106
Net loss					(6,103)
Change in unrealized gain/loss on available-for-sale securities							(1,541)
Foreign currency translation Adjustment							(353)
Comprehensive loss								(7,997)

BALANCE AT JULY 31, 2002	24,880	257	263,334	(2,857)	(228,011)	(227)	(218)	32,278
Proceeds from stock issued under employee plans	417	4	498					502
Purchase of Treasury Stock	(709)			(1,374)				(1,374)
Stock compensation for Employees and consultants			43			(43)		—
Amortization of unearned Compensation						242		242
Net income					8,020
Comprehensive Income							(414)	7,606

BALANCE AT JULY 31, 2003	24,588	261	263,875	(4,231)	(219,991)	(28)	(632)	39,254
Proceeds from stock issued under employee plans	453	5	694					699
Purchase of Treasury Stock	(170)			(495)				(495)
Stock compensation for employees and consultants			13			(13)		—
Amortization of unearned compensation						41		41
Net loss					(20,640)
Comprehensive loss							641	(19,999)

BALANCE AT JULY 31, 2004	24,871	$266	$264,582	$(4,726)	$(240,631)	$—	$9	$19,500

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE YEARS ENDED JULY 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(3,247)	$9,375	$(21,213)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,029	2,585	2,365
Amortization of leasehold advance and lease impairments	(87)	(1,490)	(839)
Provision for doubtful accounts	16	105	442
Impairment of long-lived assets	10,411	1,140	11,827
Amortization of unearned compensation	106	242	41
Foreign currency translation loss (gain)	319	—	646
Loss on sale/disposal of fixed assets	—	92	26
Changes in operating assets and liabilities:
Accounts receivable	7,775	(8,374)	9,013
Inventories	(709)	26	—
Prepaid expenses and other current assets	528	(56)	(69)
Accounts payable	(3,265)	(63)	(1,715)
Accrued expenses and other long term obligations	(4,546)	(1,180)	(712)
Deferred revenue	288	(100)	73

Net cash provided by (used in) operating activities	9,618	2,302	(115)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of Services business	—	7,350	—
Purchases of short-term investments	(3,180)	(3,859)	(4,873)
Sales and maturities of short-term investments	5,052	2,729	6,228
Purchases of property and equipment	(786)	(136)	(692)
Sales of property and equipment	82	—	—
Purchase of business, net of cash acquired	(4,000)	—	(2,323)
Collection (issuance) of notes receivable	243	145	128
Increase in capitalized software	(3,471)	(2,814)	(889)
Increase in other assets	(1,273)	(54)	(200)

Net cash (used in) provided by investing activities	(7,333)	3,361	(2,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	1,296	502	699
Purchase of treasury stock	(2,749)	(1,374)	(495)
Payments on notes payable and capital leases	(787)	(881)	(556)
Proceeds from notes payable	1,353	373	370

Net cash (used in) provided by financing activities	(887)	(1,380)	18
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	662	(1,859)	573
Loss on sale of Services business	—	1,954	—
Effect of translation exchange rates on cash	(671)	(414)	(5)

Net increase (decrease) in cash and equivalents	1,389	3,964	(2,150)
Cash and equivalents at beginning of period	15,848	17,237	21,201

Cash and equivalents at end of period	$17,237	$21,201	$19,051

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$144	$74	$57
Income taxes paid	—	—	185
Income taxes refunded	177	—	—
Contingent notes payable issued for acquired assets	700	—	—
Issuance of restricted stock to employees and consultants	333	—	13
Mark to market of investments	1,541	—	—

Certain reclassifications have been made to prior year financial statements to conform with current year presentation.
The accompanying notes are an integral part of these consolidated financial statements

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

1. THE COMPANY

     Forgent Networks, Inc. (“Forgent” or “Company”) is a licensor of intellectual property and a provider of low-cost, easy-to-use scheduling and asset management software solutions that enable organizations to schedule and manage their office environment effectively and efficiently. Founded in 1985 and using its expertise in the videoconferencing equipment industry, the Company manufactured and installed videoconferencing endpoints. In January 2002, the Company sold its manufacturing products business, shifting its focus from hardware manufacturing to software and services. To further expedite this shift, during fiscal year 2002, Forgent also sold its integration business, which designed and installed custom integrated visual communication systems primarily in meetings spaces of large corporations. During fiscal year 2003, the Company completed the divestiture of its videoconferencing hardware services business, devoting itself entirely to its intellectual property licensing business as well as its software and professional services business.

     Forgent’s intellectual property licensing business is derived from the Company’s Patent Licensing Program. The Company’s Patent Licensing Program is currently focused on generating license revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Other patents are currently being investigated for additional licensing opportunities.

     Forgent’s flagship product, Meeting Room Manager (“MRM”), automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, creating reports and more. The product is easy to install and easy to deploy, which allows customers to be up and running within minutes of starting their deployment. Other products include (1) Visual Asset Manager, an easy-to-use IT asset tracking and management tool, (2) Resource Scheduler, a scheduling application built on the same base as MRM but designed for scheduling resources such as equipment, computers, etc., (3) Classroom Manager, also a derivative product of MRM, that allows educational institutions and training facilities to schedule their classrooms, and (4) Family Scheduler, an easy-to-install, simple-to-use scheduling solution for busy families.

     As the Company has evolved, it has focused its efforts on generating intellectual property licensing revenues and increasing revenues from its software business. With its refocused efforts and streamlined business model, Forgent believes it is poised to provide the greatest opportunity for long-term success for the Company and its stockholders.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, capitalization of software development costs, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets, the loss from discontinued operations and the loss from its impairments. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

     Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating license revenues relating to the Company’s data compression technology embodied in

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

U.S. Patent No. 4,698,672, and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees were based on 50% of the licensing revenues received on signed agreements and were paid to Forgent’s previous counsel pursuant to a fee agreement with such counsel. Forgent has terminated such counsel and is currently in discussions with the law firm regarding the termination. See Item 1 “Business – Intellectual Property Licensing Business – Patent Licensing Program” for more detail.

     Software and professional service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training, installation, and other professional services related to the sale of Forgent’s scheduling software. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the elements based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the remaining element that does not have VSOE. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves. For instances in which VSOE cannot be determined and these elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

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

SOFTWARE DEVELOPMENT COSTS

     Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method.

     The Company capitalized internal software development costs of $3,471, $2,814, and $889 for the years ended July 31, 2002, 2003 and 2004, respectively. Amortization of capitalized software development costs for the years ended July 31, 2002, 2003 and 2004 were $552, $1,524 and $969 respectively. All the amortization of capitalized software development costs was charged to cost of sales for software and professional services.

     During the year ended July 31, 2004, management decided to discontinue its efforts on its ALLIANCE software products and services. As a result, the capitalized software development costs related to ALLIANCE were fully impaired and the Company recorded a $4,748 charge to cost of sales. During fiscal year 2002, management made the decision to discontinue further development efforts of a software project and abandoned the project previously capitalized. The resulting charge of $2,381 was included as a component of cost of sales during the year ended July 31, 2002. No capitalized software development costs were impaired for the year ended July 31, 2003.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     Since goodwill and other intangible assets with indefinite lives are no longer required to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and these intangible assets for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives and are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     In accordance with SFAS No. 144, Forgent reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the fair value of those assets, the excess is recorded as an impairment in that fiscal period.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains an allowance for doubtful accounts to estimate losses from uncollectable customer accounts receivables. This estimate is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. It also considers an individual customer’s payment experience, credit-worthiness and age of receivable balances.

CASH AND EQUIVALENTS

     Cash and equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased. As of July 31, 2004, the Company holds $650 in certificates of deposit to secure its note payable to Silicon Valley Bank.

SHORT-TERM INVESTMENTS

     Short-term investments are carried at market value. Short-term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities and commercial paper, and all mature within one year of July 31, 2003 and 2004. The carrying amounts of the Company’s short-term investments at July 31, 2003 and 2004 are as follows:

	2003		2004
		MARKET		MARKET
	COST	VALUE	COST	VALUE
Corporate Obligations	$1,644	$1,644	$1,103	$1,103
Other	2,201	2,201	1,387	1,387

	$3,845	$3,845	$2,490	$2,490

     The Company accounts for investment securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 2003 and July 31, 2004, all investment securities were classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statement of Operations. As of July 31, 2003 and July 31, 2004, the

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

Company did not have any unrealized gains or losses on available-for-sale securities. The Company realized $1,670, $0 and $0 in related gains during the years ended July 31, 2002, 2003 and 2004 respectively.

CREDIT POLICY

     The Company reviews potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term, which is usually net thirty days. When payment is reasonably assured and no known barriers exist to legally enforcing the payment, the Company extends credit to customers, not to exceed 10% of their net worth. An account is placed on “Credit Hold” if a placed order exceeds the credit limit and may be placed on “Credit Hold” sooner if circumstances warrant. The Company follows its credit policy consistently and constantly monitors all of its delinquent accounts for indications of uncollectibility.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems and engineering, and is recorded at manufactured cost, if the Company manufactured the asset or is recorded at cost, if purchased. Depreciation and amortization are recorded using the straight-line method over the estimated economic useful lives of the assets, which range from two to eight years, over the lease term or over the life of the improvement of the respective assets, as applicable. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic useful lives of its property and equipment and makes adjustments, if necessary, according to the latest information available.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date. The resulting gains or losses from translation are included in a separate component of stockholders’ equity. Income and expense from the subsidiaries are translated using monthly average exchange rates.

INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

CONCENTRATION OF CREDIT RISK

     Forgent’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program and other risks that could adversely affect the Company’s licensing program. Additionally, the U.S. patent expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to enforce and pursue its rights through the legal system when necessary.

     The Company sells its software and services to various companies across several industries, including third-party resellers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secured transactions when deemed necessary.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

EMPLOYEE STOCK PLANS

     The Company determines the fair value of grants of stock, stock options and other equity instruments issued to employees in accordance with SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation,” which was amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. As allowed by SFAS No. 123, the Company has opted to continue to apply the existing accounting rules contained in APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 and SFAS No. 148 have had no effect on the Company’s financial position or results of operations.

     The Company records unearned compensation related to equity instruments that are issued at prices which are below the fair market value of the underlying stock on the measurement date. Such unearned compensation is amortized ratably over the vesting period of the related equity instruments.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans for grants to employees. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices that are below the market price on the measurement date. Had compensation cost for the Company’s stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the fair value method, the Company’s net (loss) income per share would have been reflected by the following pro forma amounts for the years ended July 31, 2002, 2003 and 2004:

	2002	2003	2004
Net (loss) income
Net (loss) income as reported	$(6,103)	$8,020	$(20,640)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	$—	$11	$—
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	$(1,664)	$(2,178)	$(1,413)
Pro forma (loss) income	$(7,767)	$5,853	$(22,053)
Basic (loss) income per common share:
As reported	$(0.25)	$0.33	$(0.83)
Pro forma	$(0.31)	$0.24	$(0.89)
Diluted (loss) income per common share:
As reported	$(0.25)	$0.32	$(0.83)
Pro forma	$(0.31)	$0.23	$(0.89)

     The pro forma effect on net (loss) income for 2002, 2003 and 2004 is not representative of the pro forma effect on net (loss) income in future years because it does not take into consideration pro forma compensation expense related to grants issued prior to 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

model with the following weighted-average assumptions used for grants during the years ended July 31, 2002, 2003 and 2004:

	2002	2003	2004
Dividend yield	—	—	—
Expected volatility	78.87%	82.63%	83.69%
Risk-free rate of return	4.00%	3.27%	3.67%
Expected life	5.84 years	6.60 years	5.84 years

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95,” which eliminates the ability to account for share-based compensation transactions using APB No. 25, “Accounting for Stock Issued to Employees.” The exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost should be measured according to the fair value of the stock options. The proposed requirements in the exposure draft would be effective for fiscal years beginning after June 15, 2005, or fiscal year 2006 for the Company. The FASB intends to issue a final Statement in late 2004. In order to determine the impact on its consolidated financial statements, Forgent will continue to monitor the progress on this exposure draft.

     In March 2004, the Emerging Issues Task Force issued consensus No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The consensus applies to certain investments in debt and security securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” EITF 03-1 provides a three-step model to evaluate whether an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004, or the Company’s first fiscal quarter of 2005, and disclosure requirements are effective for annual periods ending after June 15, 2004, or the Company’s 2005 fiscal year. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

3. ACQUISITIONS

     During fiscal year 2004, Forgent acquired certain assets and the operations of Network Simplicity Software Inc., a privately held provider of web-based scheduling solutions. As a result of the acquisition, the acquired software products were molded into the Company’s “NetSimplicity” software product line. NetSimplicity’s flagship product, Meeting Room Manager, is an easy-to-use web-based tool that schedules rooms, people and resources globally. Another NetSimplicity product, Visual Asset Manager, is a network and web-based solution that allows businesses to effectively track and manage their assets, including computers, printers, software and employees. These acquired software products are targeted for small to medium sized companies and departments or divisions of large enterprises. This strategic acquisition allowed the Company to expand its market opportunities into the small to medium sized business market.

     Forgent purchased Network Simplicity Software Inc. for approximately $3,315, consisting of $2,115 in cash and assumed liabilities, and approximately $1,200 in potential future cash considerations. The $2,115 represents the amount recorded as the purchase price of the acquisition, which was accounted for as a purchase of assets. Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

at the date of acquisition. The intangible assets are being amortized over their estimated lives of two to three years. The following table shows the amounts assigned to each major asset and liability class as of the date of acquisition:

Cash	$55
Accounts receivable, net	137
Prepaid expenses	3
Fixed assets	37
Intangible assets	425
Acquired software	1,570

Total Assets	$2,227

Accounts payable	$15
Accrued liabilities	64
Deferred revenue	33

Total Liabilities	$112

     During April 2004, $358 of the potential future cash considerations was earned by the seller of Network Simplicity Software Inc., recorded as an adjustment to the purchase price and allocated to acquired software. The remaining $842 tied to future contingencies will be recorded as additional purchase price when, and if, the amounts are paid.

     As a result of this acquisition, Forgent’s workforce grew by ten employees, and the acquired workforce remained based in Richmond, British Columbia, Canada. Additionally, NetSimplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statement of Operations for the year ended July 31, 2004.

     During fiscal year 2002, Forgent acquired certain assets and liabilities in a purchase business combination structured as an asset purchase of Global Scheduling Solutions, Inc., a global provider of enterprise conference room scheduling and resource management solutions. This business combination was completed in order for Forgent to expand the quality and reach of its then enterprise software sales and marketing efforts and to acquire an enterprise scheduling software solution to complement its previous Video Network Platform solution.

     Forgent paid Global Scheduling Solutions, Inc. a combination of $3,750 in cash, $250 held in escrow for representations and warranties, $700 tied to certain future contingent “earn-out” payments and the assumption of certain liabilities. The $700 liability was dependent upon the purchased assets generating a certain level of net revenue between April 2002 and September 2002. The acquisition was accounted for as a purchase of assets. Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total cost in excess of the tangible and intangible assets acquired of $5,229 was recorded as goodwill. The following table shows the amounts assigned to each major asset and liability class as of the date of acquisition:

Accounts receivable	$269
Software	100
Computers & equipment	22
Goodwill	5,229

Total Assets	$5,620

Accounts payable	$577
Accrued liabilities	92
Deferred revenue	251

Total Liabilities	$920

     During the 2003 fiscal year, management settled the $700 contingent liability and paid Global Scheduling Solutions, Inc. $375. As part of the settlement, the $250 held in escrow was relieved. Therefore, the related goodwill was adjusted for the remaining contingent liability of $325 and the $250 escrow. Additionally, the related goodwill was adjusted for $55 as a result of finalizing the valuation of the assets acquired and liabilities assumed. As of January 31, 2003, the Company no longer had any liabilities owed to Global Scheduling Solutions, Inc. As of July 31, 2004, the acquired goodwill was fully impaired (see Note 4).

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

4. ASSET IMPAIRMENT

     During the year ended July 31, 2004, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the year ended July 31, 2004
	Intellectual
	Property Segment	Software Segment	Total Impairment
Prepaid assets	$—	$90	$90
Capitalized software development costs	—	4,748	4,748

Impairment in cost of sales	—	4,838	4,838

Prepaid assets	—	10	10
Equipment	—	211	211
Goodwill	—	5,042	5,042
Leasehold improvements	161	22	183
Property leases	1,123	420	1,543

Impairment in operating expenses	1,284	5,705	6,989

Total impairment	$1,284	$10,543	$11,827

     During the second fiscal quarter of 2004, Forgent faced declining revenues related to its ALLIANCE software products and services. On the other hand, Forgent experienced increasing revenues related to its NetSimplicity software products and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and NetSimplicity product lines and re-evaluated its strategy regarding growing revenues from this segment. As a result, the ALLIANCE assets were impaired.

     Pursuant to SFAS No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4,748 in net capitalized software development costs and $211 in equipment related to ALLIANCE. Additionally, Forgent impaired $100 of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and professional services revenues and Forgent’s shift in its go-forward strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5,042 impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10,101 impairment charge related to ALLIANCE was recorded to the Consolidated Statement of Operations, with $4,838 in cost of sales and $5,263 in operating expenses.

     Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with SFAS No. 142 and SFAS No. 144. These assets included fixed assets and intangible assets. Based on the projected positive cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the year ended July 31, 2004.

     In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78. Additionally, management analyzed the discounted cash flows related to its Wild Basin

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1,465. Also during the second fiscal quarter of 2004, Forgent analyzed its recorded leasehold improvements at its Wild Basin property. This analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $183 related to these leasehold improvements. The $1,726 impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Consolidated Statement of Operations for the year ended July 31, 2004. As of July 31, 2004, Forgent had settled its lease obligations on its office in Melville, New York, remained obligated to make lease payments in accordance with the original terms of its Wild Basin property lease and had $1,865 recorded as a liability on the Consolidated Balance Sheet related the Wild Basin property.

     During the fiscal year ended July 31, 2003, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the Year Ended July 31, 2003
			Discontinued	Total
	Continuing Operations		Operations	Impairment
	Intellectual
	Property	Software
	Segment	Segment
Property leases	$159	$343	$454	$956
Notes & interest receivables	(229)	(464)	—	(693)
Goodwill	—	1,331	—	1,331

Total impairment	$(70)	$1,210	$454	$1,594

     In November 2002, the GSS development operations in Atlanta, Georgia, were relocated to Forgent’s headquarters in Austin, Texas. Management was unable to sublease the vacated space and upon review of the future undiscounted cash flows related to this lease, management recorded an impairment charge of $21. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were considerably less than originally anticipated due to depressed then current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $481. Forgent remained obligated to make lease payments in accordance with the original terms of both leases. Both the Atlanta and Wild Basin lease impairments were recorded as part of continuing operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

     Forgent’s discontinued integration and videoconferencing hardware services businesses were located at its facilities in King of Prussia, Pennsylvania, which leases approximately 41 thousand square feet. As a result of the sale of Forgent’s integration business, approximately 19% of the total lease space was subleased to SPL, based on then current market values. As a result of the sale of Forgent’s videoconferencing hardware services business to Gores in July 2003, approximately 37% of the total lease space was subleased to Gores, based on then current market values. SPL and another subtenant subleased the remaining 63% of the total lease space during fiscal year 2003. However, in October 2003, SPL’s sublease terminated and the subtenant vacated its leased space. Therefore, management reviewed the undiscounted cash flows of this lease and the related subleases, determined the economic value of the lost sublease rental income and recorded a charge of $454. Forgent remained obligated to make lease payments in accordance with the original terms of the lease. Since Forgent fully discontinued its operations in King of Prussia, the lease impairment for this facility was recorded as part of discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

     During the 2003 fiscal year, Forgent recorded $312 in accrued interest on both outstanding notes receivable from VTEL Products Corporation (“VTEL”) and fully reserved the accrued interest. Management agreed with VTEL’s management during the first fiscal quarter of 2003 to offset Forgent’s accounts payable to VTEL with its accounts receivable, notes receivable and interest receivable from VTEL. The Forgent liability was fully offset with the accounts

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

receivable and accrued interest and partially offset with the note in default, thus relieving $693 of the related reserves. Since the initial $5,967 charge to reserve the VTEL notes receivable was reported as part of the asset impairment from continuing operations, the related reduction of the reserves is also reported as part of the asset impairment from continuing operations for the year ended July 31, 2003. No cash was exchanged with these transactions.

     Additionally, the ongoing difficult economic environment and its associated negative impact on the Company’s software business during fiscal year 2003 represented an indicator of a possible impairment on the Company’s software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1,331 impairment of its goodwill related to its acquisition of GSS. This impairment was recorded as part of continuing operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

     During the fiscal year ended July 31, 2002, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the Year Ended July 31, 2002
	Intellectual
	Property
	Segment	Software Segment	Total Impairment
Capitalized software development costs	$—	$2,381	$2,381

Impairment in cost of sales	—	2,381	2,381

Property leases	—	2,063	2,063
Notes receivable	—	5,967	5,967

Impairment in operating expenses	—	8,030	8,030

Total impairment	$—	$10,411	$10,411

     The Company’s OnScreen24™ operations, which were folded back into Forgent’s core operations in January 2001, developed a video streaming technology, which is a server application with the abilities to create video e-mail programs and to store streamed video for later non-real time playback. Initially, management intended to leverage these efforts and further develop this technology as an added feature to its VNP software. Based upon customer feedback regarding the VNP software during fiscal year 2002, customers did not need advanced features but desired fundamental network management applications with more robust device level support and valued added network level instrumentation for ISDN and IP networks to enable them to understand and monitor how well their networks were performing. Therefore, management determined the video streaming technology would not be used in the development of VNP. As a result, the $2,381 capitalized software development costs associated with this technology was impaired during the year ended July 31, 2002 and was reported as part of cost of sales from continuing operations.

     Due to the disposition of the products business segment in fiscal year 2002, the VTEL personnel relocated from Forgent’s headquarters at 108 Wild Basin Road in Austin, Texas to VTEL’s headquarters at 9208 Waterford Centre Blvd. in Austin, Texas. This relocation left a vacancy of approximately 52 thousand rentable square feet, or 38% of the total lease space. Additionally, Forgent had existing unoccupied space inventory due to the downsizing of the Company relating to its restructurings. In fiscal year 2002, Forgent was able to sublease some of the vacated space, but was unable to fully sublease the space due to the economic downturn during the year. Therefore, management analyzed the future undiscounted cash flows related to the lease on the Wild Basin property and determined the economic value of the lost sublease rental income. As a result, Forgent recorded a $2,063 impairment charge for the unleased space as of July 31, 2002. However, Forgent remained obligated to make lease payments in accordance with the original terms of the lease. Additionally, Forgent received two subordinated promissory notes from VTEL as a result of the sale of the products business segment. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting both of the outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL for the year ended July 31, 2002. These impairments were reported as part of continuing operations on the Consolidated Statement of Operations.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

5. RESTRUCTURING ACTIVITIES

     During fiscal year 2004, Forgent streamlined its software operations to be more commensurate with its software revenue base and implemented a leaner cost structure, which included reducing headcount and closing certain sales offices to conform to the Company’s new operating structure. As a result of this restructuring, Forgent terminated 62 employees, or 58% of the workforce, which affected 33 employees in sales and marketing, 22 employees in research and development and seven employees in general and administrative functions. The designated employees were terminated upon the announcement of the reduction and were assisted with outplacement support services and severance. Additionally, Forgent closed its sales offices in McLean, Virginia and Houston, Texas. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a one-time charge of $616 for termination benefits and $12 related to the office closings during the year ended July 31, 2004. As of July 31, 2004, the Company had a liability of $4 related to the restructuring activities. This liability will be paid during the first fiscal quarter of 2005.

     During fiscal year 2002, the Company restructured its organization, which involved the termination of 65 employees, or 17% of the workforce, who were assisted with outplacement support and severance. The reduction affected 16 employees in Austin, Texas, 30 employees in King of Prussia, Pennsylvania, and 19 employees in remote and international locations. The restructuring was the result of eliminating certain business elements that did not contribute to Forgent’s core competencies at that time as well as efforts to increase efficiencies and to significantly reduce administrative costs. All of the employees were terminated and the Company recorded a one-time charge of $818 in the first quarter of fiscal 2002 for the restructuring. This charge is included in the loss from discontinued operations on the Consolidated Statement of Operations. As of July 31, 2002, all of the involuntary termination benefits had been paid.

6. SALE OF ACCOUNTS RECEIVABLE

     During the first fiscal quarter of 2004, the Company sold $1,746 of its outstanding accounts receivable, without any recourse to Silicon Valley Bank in order to maintain cash balances at levels considered appropriate by management. Silicon Valley Bank purchased the assets at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10. The Company received proceeds from Silicon Valley Bank of $1,713. During fiscal year 2002, the Company sold $9,279 of its outstanding accounts receivable, without any recourse, in efforts to recapture cash balances lost due primarily to an unanticipated significant drop in sales from its discontinued operations and the remaining payments of outstanding payables related to its discontinued operations. Silicon Valley Bank purchased the assets at face value, less a fee of approximately 1.8% of the face value of the accounts receivable sold and a one-time annual set-up fee of $13. The Company received proceeds from Silicon Valley Bank of $9,100.

     Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which Forgent adopted as of January 31, 2002, a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfers of the accounts receivable as sales of assets, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $179 and $33 for the years ended July 31, 2002 and July 31, 2004, respectively. Excluding the accounts receivable sold as part of the divestiture of the videoconferencing hardware services business (see Note 7), no other accounts receivable were sold during the year ended July 31, 2003.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

7. DISCONTINUED OPERATIONS

     On July 3, 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”), based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. The divestiture was a strategic move designed to enable Forgent to focus on growing its intellectual property licensing business, growing its software and professional services business, increasing its cash balances, improving its overall gross margin and reducing its operating expenses. The assets sold included accounts receivable, inventory, fixed assets, certain prepaid assets, and goodwill. As consideration for the sale of the Services Business, the Company received $7,350 in cash, which was net of a $400 transaction extension fee, and the assumption of substantially all of the Services Business’ liabilities, including deferred maintenance revenue, identified accounts payable and capital lease obligations.

     An additional $2,250 in cash was held for possible purchase price adjustments and indemnity claims. During fiscal year 2004, Forgent negotiated the final resolution of the purchase price adjustments with Gores. As a result, Forgent received $575 in cash from Gores in January 2004. As of July 31, 2004, the remaining $1,000 in cash was held in escrow for indemnity claims. Details of these escrowed funds and other important information are set forth in the Company’s proxy statement for fiscal year 2002. Forgent cannot provide any assurances that it will receive some or any of the remaining funds still held in escrow.

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

     In connection with the sale of the Services Business, Forgent and Gores entered into a transition services agreement, whereby the Company will provide, for a fee at actual cost, certain transition services for Gores related to the assets acquired and liabilities assumed in the sale. Forgent and Gores also entered into a reseller agreement, whereby Gores may resell the Company’s software products, and a co-marketing arrangement, whereby the Company will receive a commission for referring videoconferencing related service business to Gores. Gores retained approximately 70 employees employed by the Services Business. For the year ended July 31, 2003, Forgent incurred a loss of $1,954 on the disposal of the Services Business. During fiscal year 2004, the Company recorded $573 in income from discontinued operations. This income resulted from cash received from Gores in January 2004 related to the sale of the Services Business and the residual activity related to the disposal of the Services Business. The Company did not conduct any business from this business line during the year ended July 31, 2004.

     In April 2002, Forgent sold inventory and certain other assets related to its integration business to SPL Integrated Solutions (“SPL”), a leading nationwide integrator that designs and installs large-display videoconferencing systems and fully integrated multimedia systems for corporations, educational institutions and government agencies. As a result of the sale, Forgent received $150 in cash and a $282 note receivable from SPL, which was fully paid as of July 31, 2003. SPL absorbed 15 members of Forgent’s Professional Services Integration team and re-located to Forgent’s videoconferencing hardware services facility in King of Prussia, Pennsylvania, where the combined team of engineers and technicians managed and executed the delivery of audio-video system integration and support. The assets related to the integration business were sold for approximately their net book value and thus an immaterial amount of gain was recorded during fiscal year 2002.

     In January 2002, Forgent sold the operations and substantially all of the assets of its products business segment, including the VTEL name, to VTEL Products Corporation (“VTEL”), a privately held company created by the former Vice-President of Manufacturing and two other senior management members of the products business segment. As a result, the Company received cash of $500, a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5,000 and 1,045 shares of common stock, par value $0.01 per share, representing 19.9% of the new company’s fully diluted equity. Additionally, Forgent and VTEL entered into a general license agreement, in which VTEL was granted certain non-exclusive rights in and to certain patents, software, proprietary know-how and information of the Company that was used in the daily operations of the products business segment. The group of management who purchased the products segment (now referred to as VTEL) put up $500 of their own money at the closing. In addition, VTEL also received a $750 line of credit from a bank, which was not guaranteed by Forgent. The facilities lease was signed over to VTEL, which was accepted by the landlord with no further obligations by Forgent. Furthermore, Forgent did not remain contingently liable for performance on existing contracts or future contracts entered into by the newly formed entity. The

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

Company does not have any continuing involvement in the go-forward operations of VTEL. It does not have veto power or any means to exercise influence over the operations of that company. The Company has made no guarantees with respect to any business matters as they relate to VTEL nor are there any situations whereby the Company would be required to reassume any obligations of VTEL.

     Due to uncertainties regarding VTEL’s future business, Forgent fully reserved its equity interest in VTEL. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company recorded a $5,967 charge for the reserve of both notes from VTEL for the year ended July 31, 2002. This charge was accounted for as part of continuing operations on the Company’s Consolidated Statement of Operations. Despite the low probability of collection, management continues its efforts on collecting these outstanding notes receivables. Since the sale of the products business occurred several months after it was originally anticipated to close, and since the operations performed significantly worse than expected, an additional loss of $8,171 was recorded to discontinued operations in fiscal year 2002. At the end of fiscal year 2001, the Company estimated the loss from the disposal of the products business segment to be $1,120 and recorded an additional $255 in expenses associated with the completion of the sale during fiscal year 2002.

     As a result of the sales of the videoconferencing hardware services, integration and products businesses, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. Since all three businesses were sold as of July 31, 2003, no net assets from discontinued operations are presented on the Consolidated Balance Sheets as of July 31, 2003 or as of July 31, 2004. However, the operating results of the videoconferencing hardware services, integration and products businesses included in the Consolidated Statements of Operations for the fiscal years ended July 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004
Revenues from unaffiliated customers	41,548	14,824	—
(Loss) income from discontinued operations	(2,601)	599	—
(Loss) gain on disposal of discontinued operations	(255)	(1,954)	573

8. PROPERTY AND EQUIPMENT

     Property and equipment and related depreciable useful lives are composed of the following:

	JULY 31,
	2003	2004
Furniture and equipment: 2-5 years	$3,070	$5,002
Internal support equipment: 2- 4 years	626	577
Capital leases: lease term or life of the asset	410	410
Leasehold improvements: lease term or life of the improvement	2,207	2,134

	6,313	8,123
Less accumulated depreciation	(4,155)	(4,958)

	$2,158	$3,165

     The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. Depreciation and amortization expense relating to property and equipment was approximately $1,477, $1,061 and $1,230 for the years ended July 31, 2002, 2003 and 2004, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

9. NOTES PAYABLE

     Notes payable at July 31, 2003 and 2004 consist of the following:

	2003	2004
Notes payable to Silicon Valley Bank in monthly installments through July 2007, bearing interest at prime plus 0.75% and prime plus 1.25%	$646	$650

	646	650
Less: current maturities	(323)	(348)

Long-term notes payable	$323	$302

     The notes payable to Silicon Valley Bank are secured by a certificate of deposit equal to the $650 balance due as of July 31, 2004.

10. STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PROGRAM

     During fiscal years 2003 and 2004, the Company repurchased 709 and 170 shares of its Common Stock for $1,374 and $495, respectively. These purchased shares remained in treasury as of the end of fiscal year 2004. The repurchase of stock resulted in an increase in income per share of $0.02 in fiscal year 2003 and no change in fiscal year 2004.

STOCK AND STOCK OPTION PLANS

     Forgent has three stock option plans, the 1989 Stock Option Plan (the “1989 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 1992 Director Stock Option Plan (the “1992 Plan”). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. Effective June 1999, the 1989 Plan expired whereby the Company can no longer grant options under the 1989 Plan; however, options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to non-employee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $106, $216 and $41 thousand for fiscal years ending July 31, 2002, 2003 and 2004.

     As of July 31, 2004, Forgent had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options outstanding	2,274
Options available for future grant	2,220

Shares reserved	4,494

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

     The following table summarizes activity under all Plans for the years ended July 31, 2002, 2003 and 2004.

		2002		2003		2004
				WEIGHTED		WEIGHTED
		WEIGHTED		AVERAGE		AVERAGE
		AVERAGE		EXERCISE		EXERCISE
	SHARES	EXERCISE PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at the beginning of the year	3,613	$4.45	3,697	$3.95	4,268	$2.76
Granted	2,637	3.28	1,825	1.97	564	2.77
Exercised	(593)	1.83	(169)	1.69	(399)	1.54
Canceled	(1,956)	4.63	(1,085)	5.69	(2,159)	3.03

Outstanding at the end of the year	3,701	$3.94	4,268	$2.76	2,274	$2.71

Options exercisable at the end of the year	3,644	$3.95	4,184	$2.77	2,184	$2.74

Weighted average fair value of options granted during the year		$2.19		$1.97		$1.99

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
	NUMBER	AVERAGE	WEIGHTED-	NUMBER	WEIGHTED-
	OUTSTANDING	REMAINING	AVERAGE	EXERCISABLE	AVERAGE
RANGE OF	AT	CONTRACTUAL	EXERCISE	AT	EXERCISE
EXERCISE PRICES	JULY 31, 2004	LIFE	PRICE	JULY 31, 2004	PRICE
$0.94 — $1.33	367	7.26 years	$1.28	340	$1.27
1.38 — 1.61	562	8.25	1.60	544	1.61
1.66 — 2.98	471	8.67	2.69	432	2.72
3.00 — 4.00	603	7.37	3.61	597	3.61
4.06 — 8.19	271	5.65	4.96	271	4.96

$0.94 — $8.19	2,274	7.63	$2.71	2,184	$2.74

     Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed. At July 31, 2004, options to purchase 1,430 shares were vested. At July 31, 2004, no unvested options had been exercised.

EMPLOYEE STOCK PURCHASE PLAN

     On April 29, 1993, Forgent adopted an Employee Stock Purchase Plan (“Employee Plan”), which enables all employees to acquire Forgent stock under the plan. The Employee Plan authorizes the issuance of up to 1,350 shares of Forgent’s Common Stock. The Employee Plan allows participants to purchase shares of the Company’s Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 99 shares, 178 shares and 73 shares, respectively, for the years ended July 31, 2002, 2003 and 2004.

RESTRICTED STOCK PLAN

     On December 17, 1998, the Company adopted a restricted stock plan (the “1998 Plan”). The 1998 Plan authorizes the issuance of up to one million shares of Forgent’s Common Stock to be used to reward, incent and retain employees. During fiscal year 2004, the Company issued 35 shares under the 1998 Plan with a weighted-average grant

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

date fair market value of $3.07 and recognized $41 in related expense during the year ended July 31, 2004. During fiscal year 2003, the Company issued 19 shares under the 1998 Plan with a weighted-average grant date fair market value of $1.94 and recognized $36 in related expense during the year ended July 31, 2003. During fiscal year 2002, the Company issued 115 shares under the 1998 Plan with a weighted-average grant date fair market value of $2.64 and recognized $85 in related expense during the year ended July 31, 2002.

MODIFICATIONS TO OPTIONS

     On July 18, 2002, the Company modified the change of control agreements of certain officers of the Company. The original option agreements accelerated the vesting schedule of the officers’ unvested options three months for every year of employment in the event of a change of control as defined in the plan. The modified agreements vest all unvested options upon a change of control, regardless of length of service. As of July 18, 2002, the potential charge related to this modification was approximately $591 and will be recognized upon a change of control. As there is no pending or anticipated change of control event, the Company has not recognized a charge. In addition, the maximum severance allowed under the agreements was reduced from 1.8 times annual salary to 1.0 times annual salary.

11. DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $135, $57 and $46 for the years ended July 31, 2002, July 31, 2003 and July 31, 2004, respectively. These contributions were recorded as expenses in the Consolidated Statements of Operations.

12. REVENUE CONCENTRATION

     Sixty-five percent of the Company’s total revenue for the year ended July 31, 2004 was generated by one-time intellectual property license agreements with three companies. Thirty-five percent of the Company’s total revenue for the year ended July 31, 2003 was generated by one-time intellectual property license agreements with three companies. Fifty-three percent of the Company’s total revenue for the year ended July 31, 2002 was generated by one-time intellectual property license agreements with two companies. While the Company does not anticipate any additional intellectual property revenue from these companies, it continues to actively seek licenses with other users of its technology. Additionally, the U.S. patent expires in October 2006 and its foreign counterparts expire in September 2007.

13. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 2002, 2003 and 2004. Approximately 3,701 options, 2,596 options and 2,274 options in fiscal years 2002, 2003 and 2004, respectively, were not included in the computation of the dilutive stock options because the effect of such options would be antidilutive.

	2002	2003	2004
Weighted average shares outstanding – basic	24,814	24,660	24,731
Effect of dilutive stock options	—	541	—

Weighted average shares outstanding – diluted	24,814	25,201	24,731

Basic (loss) income earnings per share — from continuing operations	$(0.13)	$0.38	$(0.85)
Basic loss per share — from discontinued operations	(0.12)	(0.05)	0.02

Basic (loss) income earnings per share – total	$(0.25)	$0.33	$(0.83)

Diluted (loss) income earnings per share — from continuing operations	$(0.13)	$0.37	$(0.85)
Diluted loss per share — from discontinued operations	(0.12)	(0.05)	0.02

Diluted (loss) income earnings per share – total	$(0.25)	$0.32	$(0.83)

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

14. FEDERAL INCOME TAXES

     The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 2002, 2003 and 2004:

	2002	2003	2004
Current:
Federal	$(177)	$126	$—
State	—	—	—
Foreign	—	—	22

Total current	(177)	126	22
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

	$(177)	$126	$22

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at July 31, 2003 and 2004 are as follows:

	2003	2004
DEFERRED TAX ASSETS:
Net operating loss carryforwards	$51,012	$54,720
Research and development credit carryforwards	6,174	5,352
Reserve on investment	2,087	2,164
Minimum tax credit carryforwards	280	280
Fixed assets	343	2,491
Inventory and warranty provisions	2	—
Charitable contributions	53	53
Deferred revenue	99	61
Impaired assets	503	814
Other	248	84

	60,801	66,019
DEFERRED TAX LIABILITIES:
Capitalized software	(1,785)	—
Net deferred tax assets	59,016	66,019
Valuation allowance	(59,016)	(66,019)

Net deferred taxes	$—	$--

     At July 31, 2004, the Company had federal net operating loss carryforwards of approximately $147,891, research and development credit carryforwards of approximately $5,352 and alternative minimum tax credit carryforwards of approximately $280. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2005 through 2024, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely.

     As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

     Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2002, 2003 and 2004. The valuation allowance increased by approximately $7,003 during the year ended July 31, 2004 primarily due to operating losses not benefited. Approximately $7,976 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

     Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

     The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2002, 2003 and 2004 primarily as a result of the following:

	2002	2003	2004
Computed at statuory rate	$(2,221)	$3,243	$(7,205)
State taxes, net of federal benefit	(163)	257	(739)
Foreign losses not benefited	395	3	14
Permanent items	21	16	86
R&D and AMT credits generated	(287)	(192)	(29)
Extraterritorial income benefit	—	(340)	(71)
Tax carryforwards not benefited	2,078	(2,861)	7,966

	$(177)	$126	$22

15. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     Forgent leases equipment and office space under non-cancelable leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Forgent also has several capital leases for computer and office equipment. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment.

     Future minimum lease payments under all operating and capital leases, and payments on its notes payable, as of July 31, 2004 are as follows:

	OPERATING	CAPITAL	NOTES
	LEASE	LEASE	PAYABLE
FISCAL YEAR ENDING:	OBLIGATIONS	OBLIGATIONS	OBLIGATIONS
2005	$4,117	$6	$376
2006	4,022	—	239
2007	3,333	—	87
2008	3,256	—	—
2009	3,256	—	—
Thereafter	11,750	—	—

TOTAL	$29,734	$6	$702

Less amount representing interest		(1)	(52)

Net present value of future minimum payments		5	650
Less current portion of obligations		(5)	(348)

Long-term portion of obligations		$—	$302

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

     The current portion of the capital lease obligations is included in other accrued liabilities on the Consolidated Balance Sheet.

     As part of the sale agreement of the products business segment, Forgent assigned the lease for its former manufacturing facility in Austin, Texas to the new company, VTEL Corporation, who assumed all obligations under the existing lease. Therefore, these lease payments are excluded from the minimum operating lease payments presented above. Similarly, the lease payments for the Company’s former service sales office in Kennesaw, Georgia are excluded from the minimum operating lease payments since this lease was assigned to Gores as part of the sale of the videoconferencing hardware services business. Gores assumed all obligations under this existing lease. Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company’s operations.

     Total rent expense under all operating leases for the years ended July 31, 2002, 2003 and 2004 was $3,497, $1,399 and $2,018, respectively. During the years ended July 31, 2002, 2003 and 2004, the Company received $708, $585 and $1,307 respectively, in rental income under sub-leasing arrangements. These amounts offset against rental expense in the Consolidated Statements of Operations. At July 31, 2004, future minimum lease payments receivable under non-cancelable sub-lease arrangements totaled $2,851 for all future years and sub-tenant deposits totaled $183.

     As of July 31, 2004, the Company had a $748 liability remaining on its books related to a Tenant Improvement Allowance that was paid to the Company by the landlord for its Wild Basin property in Austin, Texas. The liability is amortized monthly as a reduction in rental expense over the life of the lease on a straight-line basis. Approximately $661 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.

     As of July 31, 2004, Forgent had a $2,100 liability related to impairment charges for the economic value of the lost sublease rental income at its properties in Austin, Texas and King of Prussia, Pennsylvania. The liability is amortized monthly as a reduction in rental expense based on the difference between the actual subtenant rental income and the expected subtenant rental income. Approximately $1,623 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.

CONTINGENCIES

     The Company is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company’s financial condition, results of operation or cash flows.

     In April 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”), initiated litigation against 31 companies for infringement of United States Patent No. 4,698,672 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants consist of Adobe Systems Incorporated; Agfa Corporation; Apple Computer, Incorporated; Axis Communications, Incorporated; Cannon USA; Concord Camera Corporation; Creative Labs, Incorporated; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Kyocera Wireless Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Oce’ North America, Incorporated; Onkyo Corporation; PalmOne, Inc.; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; Thomson S.A.; Toshiba Corporation; and Xerox Corporation. Additionally, in August 2004, CLI initiated litigation against another 11 companies for infringement of United States Patent No. 4,698,672. The defendants consist of Acer America Corporation; AudioVox Corporation; BancTec, Inc.; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Google Inc.; ScanSoft, Inc.; Sun Microsystems Inc.; TiVo Inc.; Veo Inc.; and Yahoo! Inc. Forgent has since settled with two of the defendants.

     Twenty-four of the defendants have filed against CLI and Forgent in the U.S. Federal Court for Delaware, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other assertions. Additionally, three other defendants have filed suit against CLI and Forgent in the U.S. District Court for Northern California, San Jose Division, the U.S. District Court for Delaware and the U.S. District Court for Northern California, Oakland Division, seeking similar declaratory relief. Forgent and CLI have moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District, Marshall Division, rather than in Delaware. Although Forgent is currently unaware of any other suits against CLI and itself, it is

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

possible that other defendants, and/or other accused infringers, could join in the pending Delaware actions or file similar suits for declaratory relief in Delaware or elsewhere.

     In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and advised the FTC as such. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID. Forgent has not since received any further communication from the FTC on this matter.

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

16. SEGMENT INFORMATION

     In the past, Forgent managed its business primarily along the lines of two reportable segments: Solutions and Products. The Solutions segment provided a wide variety of maintenance, network consulting and support services to customers, and designed and installed custom integrated visual communication systems primarily in meetings spaces of large corporations. In April 2002, the Company sold its integration business within this segment and in July 2003, the Company sold its videoconferencing hardware services business within this segment. Thus, the entire Solutions segment is accounted for as discontinued operations in the consolidated financial statements. The Products segment designed, manufactured and sold multi-media visual communication products to customers primarily through a network of resellers, and to a lesser extent directly to end-users. As a result of the sale of the Products segment in January 2002, the Products segment is also accounted for as discontinued operations in the consolidated financial statements.

     Currently, the Company operates in two different segments: intellectual property licensing and software and professional services. Forgent’s intellectual property licensing business is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Forgent’s software and professional services business provides customers with scheduling and asset management software as well as add-on software customization, installation, training, network consulting, hardware, software maintenance services and other comprehensive related services. The accounting policies of the segments are the same as those described in Note 2.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

     Revenue and cost of sales for each of the reportable segments are disclosed in the Consolidated Statements of Operations. Goodwill associated with specific segments is as follows:

	FOR THE YEARS JULY 31,
	2003	2004
Intellectual property licensing	$—	$—
Software and professional services	5,042	—

Total	$5,042	$--

     Revenue and long-lived assets related to operations in the United States and foreign countries for the three fiscal years ended July 31, 2004 are presented below. Revenues generated between foreign geographic locations have historically been insignificant.

	FOR THE YEARS ENDED JULY 31,
	2002	2003	2004
Revenue from unaffiliated customers:
United States	$2,164	$5,894	$11,343
Foreign	31,222	47,970	6,132

	$33,386	$53,864	$17,475

Long-lived assets at the end of year:
United States	$13,857	$12,257	$3,653
Foreign	—	—	37

	$13,857	$12,257	$3,690

17. QUARTERLY INFORMATION (UNAUDITED)

     The following tables contain selected unaudited consolidated statements of operations and earnings (loss) per share data for each quarter during fiscal years 2004 and 2003.

	FOR THE THREE MONTHS ENDED
	Oct. 31, 2003	Jan. 31, 2004	April 30, 2004	July 31, 2004
Total revenues	$3,871	$6,613	$816	$6,175

Gross margin from continuing operations	$1,571	$(1,897)	$413	$3,212

Gross margin from discontinued operations	$—	$—	$—	$—

Net income	$(2,523)	$(13,503)	$(4,416)	$(198)

Basic income per share	$(0.10)	$(0.55)	$(0.18)	$(0.01)

Diluted income per share	$(0.10)	$(0.55)	$(0.18)	$(0.01)

	FOR THE THREE MONTHS ENDED
	Oct. 31, 2002	Jan. 31, 2003	April 30, 2003	July 31, 2003
Total revenues	$7,808	$8,374	$13,381	$24,301

Gross margin from continuing operations	$3,586	$3,969	$6,283	$11,720

Gross margin from discontinued operations	$1,600	$1,451	$1,014	$(195)

Net (loss) income	$925	$1,315	$1,723	$4,057

Basic (loss) income per share	$0.04	$0.05	$0.07	$0.17

Diluted (loss) income per share	$0.04	$0.05	$0.07	$0.16

18. SUBSEQUENT EVENT

     On October 27, 2004, Forgent formally terminated its previous counsel engaged in connection with the Company’s Patent Licensing Program and is currently in discussions with the law firm regarding the termination. Forgent has engaged new counsel to advise it in connection with its Patent Licensing Program and is working with both counsels to ensure a timely and efficient transition in legal services. Presently, the Company has not yet finalized a new fee agreement with its new counsel.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chairman of the Board and the Chief Executive Officer (“CEO”), as appropriate to allow timely decisions regarding required disclosure.

     The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2004. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the year ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption “Election of Directors” in the Company’s Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. “Business – Executive Officer” for information concerning executive officers.

     Information regarding Forgent’s code of ethics contained under the caption “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference in response to this Item 10.

     Information regarding Forgent’s Audit Committee Financial Expert is contained under the caption “Report of the Audit Committee” in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     Information contained under the captions “Executive Compensation” and “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

     Information contained under the caption “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information contained under the caption “Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)	The following Consolidated Financial Statements of the Company and Report of Independent Accountants as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements

     Consolidated Balance Sheets as of July 31, 2003 and 2004

     Consolidated Statements of Operations for the years ended July 31, 2002, 2003 and 2004

     Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2002, 2003 and 2004

     Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	All other schedules for which provision is made in the applicable account regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

(3)	The exhibits filed in response to Item 601 of Regulations S-K are listed in the Index to the Exhibits.

FORGENT NETWORKS, INC.
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

		PROVISION
	BALANCE	FOR	WRITE-OFF OF
	AT	DOUBTFUL	UNCOLLECTIBLE		BALANCE AT
	BEGINNING	ACCOUNTS	ACCOUNTS		END OF
	OF YEAR	RECEIVABLE	RECEIVABLE		YEAR
	(in thousands)
Accounts receivable – Allowances for Doubtful accounts
Year ended July 31, 2002	1,089	1,355 (1)	(1,629	)(1)	815
Year ended July 31, 2003	815	460 (2)	(1,275	)(3)	—
Year ended July 31, 2004	—	332	(306)		26

(1) All of the activity relates to Forgent’s discontinued products, integration and videoconferencing hardware services operations.

(2) Approximately $51 of the provision for doubtful accounts receivable was recorded as part of continuing operations and $409 of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations.

(3) Approximately $703 of the write-offs relate to the Allowance for Doubtful Accounts that was sold to Gores as part of the sale of the videoconferencing hardware services business. None of the remaining $572 in write-offs relate to Forgent’s continuing software and professional services or intellectual property operations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGENT NETWORKS, INC.

October 29, 2004	By	/s/ RICHARD N. SNYDER

Richard N. Snyder
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ RICHARD N. SNYDER Richard N. Snyder	Chief Executive Officer Chairman of the Board (Principal Executive Officer)	October 29, 2004

/s/ JAY C. PETERSON Jay C. Peterson	Chief Financial Officer Vice-President – Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2004

/s/ RICHARD J. AGNICH Richard J. Agnich	Director	October 29, 2004

/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	October 29, 2004

/s/ LOU MAZZUCCHELLI Lou Mazzuccheli	Director	October 29, 2004

/s/ RAY RAJKO MILES Ray Rajko Miles	Director	October 29, 2004

/s/ JAMES H. WELLS James H. Wells	Director	October 29, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DOCUMENT DESCRIPTION
(a)(1)	—	The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 43 of this Report

(a)(2)	—	The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedules on page 43 of this Report

(a)(3)	—	The following exhibits are filed with this Annual Report on Form 10-K:

2.1	—	Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI (incorporated by reference to the Exhibit 99.1 of VTEL’s Report on Form 8-K dated January 6, 1997).

3.1	—	Fourth Amended Restated Certificate of Incorporation (incorporated by reference the Exhibit 3.1 to the Company’s quarterly report form 10-Q for the period ended June 30, 1993).

3.2	—	Amendment to Fourth Amended and Restated Certificate of Incorporation, as filed on May 27, 1997 with the Secretary of State of Delaware (incorporated by reference the Exhibit 3.1 to the Company’s Annual Report on form 10-K for the period ended July 31, 1997).

3.3	—	Bylaws of the Company as adopted by the Board of Directors of the Company effective as of June 11, 1989 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

3.4	—	Amendment to Bylaws of the Company as adopted by the Board of Directors of the Company effective as of April 28, 1992 (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1992).

3.5	—	Amendment to the Bylaws of the Company as adopted by the Board of Directors of the Company effective as of July 10, 1996 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated July 10, 1996).

4.1	—	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

4.2	—	Rights Agreement dated as of July 10, 1996 between VTEL Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights to Purchase Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 10, 1996).

10.1	—	License Agreement, dated as of November 7, 1990, between Universite de Sherbrooke, as Licenser, and the Company, as Licensee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.2	—	VideoTelecom Corp. 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration on Form S-8, File No. 33-51822).

10.3	—	Form of VideoTelecom Corp. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.4	—	Form of VideoTelecom Corp. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

EXHIBIT
NUMBER		DOCUMENT DESCRIPTION
10.5	—	Distributor Agreement dated January 8, 1990, between US WEST Communications Services, Inc. and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.6	—	Purchase Agreement effective October 1, 1990, between GTE Service Corporation and the Company, as amended July 1, 1991 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.7	—	Distribution Agreement, made and entered into November 1, 1991, by and between Microsoft Corporation and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.8	—	VideoTelecom Corp. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration on Form S-8, File No. 33-51822).

10.9	—	VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration on Form S-8, File No. 33-51822).

10.10	—	Lease agreement, executed by Waterford HP, Ltd. on June 14, 1994, as Landlord, and the Company, as Tenant, together with First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2, 1994, Second Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated February 1, 1995, and Net Profits Agreement, executed between Waterford HP, Ltd. on June 14, 1994 and the Company (incorporated by reference to Exhibit 10.17 to the Company’s 1994 Annual Report on Form 10-K).

10.11	—	Subscription Agreement dated June 14, 1995 by and between VTEL Corporation, Accord Video Telecommunications, Ltd., Nizanim Fund (1993) Ltd., the “Star Entities”, Manakin Investments BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company’s 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request).

10.12	—	Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company’s 1996 Definitive Proxy Statement).

10.13	—	The VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company’s 1995 Definitive Proxy Statement).

10.14	—	Amendment to the VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company’s Joint Proxy Statement filed on April 24, 1997).

10.15	—	Compression Labs, Incorporated 1980 Stock Option Plan – the ISO Plan (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1994).

10.16	—	Revised forms of Incentive Stock Option and Early Exercise Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of Compression Labs, Inc. filed on June 6, 1994).

10.17	—	Consulting and separation agreement between Compression Labs, Incorporated and John E. Tyson dated February 16, 1996 (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1995).

10.18	—	Lease Agreement, dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

10.19	—	First Amendment, dated March 11, 1998, to Lease Agreement dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

EXHIBIT
NUMBER		DOCUMENT DESCRIPTION
10.20	—	The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company’s 1998 Definitive Proxy Statement).

10.21	—	Loan and Security Agreement, dated May 5, 1999, between Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and the Company, as Borrower. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999)

10.22	—	Change-in-Control Agreements with members of senior management of the Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1998)

10.22(a)	—	Stephen L. Von Rump

10.22(b)	—	Rodney S. Bond

10.22(c)	—	Dennis M. Egan

10.22(d)	—	Vinay Goel

10.22(e)	—	Steve F. Keilen

10.22(f)	—	F.H. (Dick) Moeller

10.22(g)	—	Ly-Huong T. Pham

10.22(h)	—	Michael J. Steigerwald

10.22(i)	—	Bob R. Swem

10.22(j)	—	Judy A. Wallace

10.23	—	Change-in Control Agreements with members of senior management of the Company (incorporated by reference to exhibit 10.1 to the Company’s Annual Report on Form 10-Q for the quarter ended January 31, 2000)

10.23(a)	—	Brian C. Sullivan

10.23(b)	—	Stephen Cox

10.23(c)	—	Stephen Von Rump (amended)

10.24		Officer and Director Stock Loan Program (incorporated by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2002)

21.1	—	List of Subsidiaries

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	—	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002