Form 10-K/A
period 2004-07-31
FORGENT NETWORKS  INC
filed 2004-11-29
CIK 884144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

Commission File Number 0-20008

FORGENT NETWORKS, INC.

(f.k.a. VTEL Corporation)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2415696 (I.R.S. Employer Identification No.)

108 Wild Basin Road Austin, Texas (Address of principal executive offices)	78746 (Zip Code)

Registrant’s telephone number, including area code: (512) 437-2700

Securities registered pursuant to Section of the Act:
None

Securities registered pursuant to Section of the Act:
Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A ☒.

     The aggregate market value of common stock held by non-affiliates of the registrant as of January 31, 2004 was $56,709,850. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

     As of October 21, 2004, there were 24,906,454 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
SIGNATURE
INDEX TO EXHIBITS
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

     Forgent Networks, Inc., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2004 (the “Company Form 10-K”). The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company’s Board of Directors consists currently of six directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors.

     See Item 1 of the Company Form 10-K for a description of the executive officers of the Company.

     The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

     Richard N. Snyder, age 60, has served as a director of the Company since December 1997, and was elected chairman of the board in March 2000. In June 2001, Mr. Snyder was elected president and chief executive officer of the Company. From September 1997 until assuming the positions of president and chief executive officer of the Company, Mr. Snyder served as founder and chief executive officer of Corum Cove Consulting, LLC, a consulting firm specializing in providing strategic guidance to high technology businesses. From 1996 until 1997, Mr. Snyder was the senior vice president of World Wide Sales, Marketing, Service and Support of Compaq Computer Corp., a worldwide computer company. From 1995 until 1996, Mr. Snyder was the senior vice president and general manager of Dell Americas, a computer manufacturer and marketer. Prior to 1995, Mr. Snyder served as group general manager of the Deskjet Products Group of Hewlett Packard. He also serves as a director of Symmetricom, Inc., based in San Jose, California.

     Kathleen A. Cote, age 54, has served as a director of the Company since December 1999. From May 2001 through June 2003, she was chief executive officer of Worldport Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May 2001. From November 1996 to January 1998, Ms. Cote served as chief executive officer of Computervision Corporation, an international provider of software for data management and product development software and services. From November 1986 to November 1996, she held various senior management positions with Computervision Corporation. In January 1998, Computervision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of Radview Corporation and Western Digital Corporation.

     James H. Wells, age 58, has served as a director of the Company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc.

     Lou Mazzucchelli, age 47, has served as a director of the Company since February 2002. He is currently a venture partner at Ridgewood Capital, a venture capital firm focusing its investments in the information technology industry. Prior to joining Ridgewood Capital in 2001, Mr. Mazzucchelli was an investment banker at Gerard Klauer Mattison in New York, which he joined in 1996 as a PC and digital media technology analyst. Previously, Mr. Mazzucchelli spent 13 years leading Cadre Technologies, a pioneering computer-aided software engineering tools company that he founded in 1982 and grew to become one of the top 50 U.S. independent software vendors before its sale in 1986.

     Richard J. Agnich, age 61, has served as a director of the Company since March 2003. He is currently an advisor to technology start-ups, is a trustee of Austin College and chair of the Entrepreneurs Foundation of North Texas. Mr. Agnich is also currently serving as a director of ST Assembly Test Services, Ltd. (STTS, NASDAQ), a leading semiconductor test and assembly service provider headquartered in Singapore. Prior to his retirement in 2000, Mr. Agnich served as senior vice president, general counsel and secretary and various other positions at Texas Instruments Incorporated since 1973.

     Ray R. Miles, age 52, has served as a director of the Company since March 2003. He is currently president of Rajko Associates, a company that provides consulting services on corporate strategy. From 2001 to 2002, Mr. Miles served as the president of communications services at EDS, Inc. From 1999 to 2001, Mr. Miles served as business manager of software strategy at Texas Instruments Incorporated. From 1996 to 1999, Mr. Miles served as a branch manager and then chief operating officer of Deutsche Telekom Alliance, a strategic alliance between Texas Instruments Incorporated and Deutsche Telekom. Prior to that, he held management positions in international mergers and acquisitions and technology areas with British Telecom. His board service record includes MCC in Austin, Texas and a number of non-profit boards of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and NASDAQ. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by the Company’s officers, directors, and 10% Stockholders in fiscal 2004.

POLICIES ON BUSINESS ETHICS AND CONDUCT

     We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (“Officers”). These individuals are required to abide by the Code of Business Conduct and Ethics to insure that our business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. Any waivers of the Code of Business Conduct and Ethics for directors or executive officers must be approved by the board of directors.

     The full text of our Code of Business Conduct and Ethics is published on our website, www.forgent.com, under the “Company-Corporate Governance” link. We intend to disclose future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics on our website within four business days following the date of such amendment or waiver.

AUDIT COMMITTEE FINANCIAL EXPERT

     Kathleen A. Cote is the Chairperson of the Company’s Audit Committee. The board of directors has determined that Ms. Cote has the qualifications and experience necessary to serve as an “audit committee financial expert” and is “independent”, each as defined by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued during each of the Company’s last three fiscal years to the Company’s chief executive officer and each of the Company’s other four most highly compensated executive officers, also referred to as the named executive officers.

Summary Compensation Table

								Long-Term Compensation
				Annual Compensation				Awards(1)
							Restricted	Securities	All
	Period			Bonus and		Other Annual	Stock	Underlying	Other
	Ended			Commissions		Compensation	Awards	Options/SARs	Compensation
Name and Principal	July 31	Salary($)		($)		($)(1)	($)	(#)	($)(2)
Richard N. Snyder	2004	300,000		36,094	(3)	-0-	-0-	-0-	2,670
Chief Executive officer	2003	300,000		83,420	(3)	-0-	-0-	186,335	3,808
and President	2002	300,833		176,552		-0-	-0-	250,000	3,316
Jay C. Peterson	2004	200,000		2,639	(3)	-0-	-0-	30,000	1,840
Chief Financial	2003	185,000		22,735	(3)	-0-	-0-	114,906	1,285
Officer and Vice	2002	179,860		51,956		-0-	19,500	125,599	1,054
President, Finance
Kenneth Kalinoski	2004	230,000		19,476	(3)	-0-	-0-	35,000	2,188
Chief Technology	2003	220,000		23,159	(3)	-0-	-0-	68,323	1,302
Officer and Vice	2002	213,333		62,867		-0-	19,500	95,000	1,105
President, Development
Harry R. Caccamisi	2004	190,000		2,719	(3)	95,000 (6)	-0-	45,000	1,474
Senior Vice President,	2003	161,250	(4)	19,035	(3)	-0-	-0-	311,802	1,332
Sales(5)	2002	N/A		N/A		N/A	N/A	N/A	N/A

(1)	Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus.

(2)	Represents the dollar value of any insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance and long term disability insurance for the benefit of the chief executive officer or the named executive officers.

(3)	Includes tax preparation allowances ranging between $2,800 and $3,600 per executive officer.

(4)	Represents a partial year of compensation.

(5)	Mr. Caccamisi’s employment with the Company was terminated on April 30, 2004.

(6)	Represents severance paid to Mr. Caccamisi pursuant to his termination of employment with the Company.

Stock Option Grants During Fiscal 2004

     The following table sets forth information with respect to grants of options to purchase common stock pursuant to the Company’s equity plans to the Company’s chief executive officer and the named executive officers reflected in the Summary Compensation Table above. No stock appreciation rights (“SARs”) were granted during fiscal 2004, and none were outstanding as of July 31, 2004.

     Option/SAR Grants in Last Fiscal Year

					Potential Realizable Value of Assumed
					Annual Rates of Stock Price Appreciation
	Individual Grants				for Option Term(1)
	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base	Expiration
Name	Granted(#)	Fiscal Year	Price($/Sh)	Date	0%($)	5%($)	10%($)
Richard N. Snyder	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay C. Peterson	30,000	5.32	2.95	11/03/2014	-0-	55,657	141,046
Kenneth Kalinoski	35,000	6.20	2.95	11/03/2014	-0-	64,933	164,554
Harry R. Caccamisi	45,000	7.97	2.95	11/03/2014	-0-	83,486	211,569
All employee options	564,422	100	2.77	N/A	N/A	983,245	2,491,735
All stockholders(3)	N/A	N/A	N/A	N/A	N/A	43,326,230	109,797,173
Optionee gains as % of all stockholder gains	N/A	N/A	N/A	N/A	N/A	2.27%	2.27%

(1)	The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Company’s common stock appreciates in value from the date of grant at the five percent and ten percent annual rates compounded over the ten-year term of the option as prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company’s common stock.

(2)	Weighted average grant price of all stock options granted to employees in fiscal 2004.

(3)	Appreciation for all stockholders is calculated using the average exercise price for all employee optionees of $2.77 granted during fiscal 2004, and using the number of shares of the Company’s common stock outstanding on July 31, 2004 of 24,871,348.

Aggregated Stock Option/SAR Exercises During Fiscal 2004 and Stock Option/SAR Values as of July 31, 2004

     The following table sets forth information with respect to the Company’s chief executive officer and the named executive officers concerning the exercise of options during fiscal 2004 and unexercised options held as of July 31, 2004.

Aggregate Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values(1)

			Number of Securities
			Underlying Unexercised		Value of Exercised
			Options/ SARs at		In-the-Money Options/SARs
	Shares		Fiscal Year End(#)		at Fiscal Year End($)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard N. Snyder	-0-	-0-	368,288	86,645	161,668	129,101
Jay C. Peterson	47,463	86,255	154,523	136,344	56,835	116,246
Kenneth Kalinoski	-0-	-0-	258,949	121,098	359,129	82,691
Harry R. Caccamisi(2)	-0-	-0-	-0-	-0-	-0-	-0-

(1)	All options held by the Company’s chief executive officer and the named executive officers were granted under the Company’s 1989 Stock Option Plan or the Company’s 1996 Stock Option Plan. All options granted under the 1989 Stock Option Plan and the 1996 Stock Option Plan are immediately exercisable. However, the Company can repurchase shares issued upon exercise of those options, at the exercise price, to the extent of the number of shares that have not vested if the optionee’s employment terminates before all of the optionee’s option shares become vested. The amounts under the headings entitled “Exercisable” reflect vested options as of July 31, 2004, and the amounts under the headings entitled “Unexercisable” reflect option shares that have not vested as of July 31, 2004.

(2)	Mr. Caccamisi’s employment with the Company was terminated on April 30, 2004.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee is or has been an officer or employee of the Company or any of the Company’s subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K (Certain Relationships and Related Transactions).

Director Compensation

     During fiscal 2004, each non-employee director was paid a retainer of $3,000 for each quarter. Additionally, each non-employee director was paid $1,000 for the regularly scheduled and special meetings of the board of directors he or she attended and $250 for participation in each telephonic meeting that is not considered a regularly scheduled or special meeting of the board of directors. Total director fees earned in fiscal 2004 were $95,750.

     All non-employee directors participate in the Company’s 1992 Director Stock Option Plan. Non-employee directors receive, upon their initial election or appointment to the board of directors, stock options to purchase 25,000 shares of the Company’s common stock, having an exercise price equal to the market price of the Company’s common stock on the date of grant. Thereafter, each non-employee director will receive options to purchase 10,000 shares of the Company’s common stock on the anniversary date of his or her election or appointment to the board of directors. All of these options vest in equal amounts monthly over a three-year period but cease vesting at the time the director ceases to be a director.

     The compensation of our employee directors is discussed under “Executive Compensation” above.

Employment Contracts; Termination of Employment and Change in Control Agreements

     The Company has not entered into any employment agreements with members of its senior management. However, the Company has entered into change-in-control agreements, also called parachute agreements, with members of its senior management, which provide that if the officer is terminated within a specified amount of time after a “change in control” of the Company (as that term is defined in the parachute agreements), in any of the following ways:

•	by the Company other than for cause, the officer’s death, retirement or disability, or

•	by the officer for “good reason,”

the Company will pay to the officer an amount one times his or her current year’s salary and will accelerate the vesting schedule of his or her unvested stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners and Management

     The Company has only one outstanding class of equity securities, its common stock, par value $.01 per share. The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock, as of November 15, 2004, by:

•	each person who is known by the Company to beneficially own more than five percent of the Company’s common stock;

•	each of the Company’s directors at such date and the named executive officers; and

•	all directors and officers as a group.

	Shares Beneficially
	Owned(1)(2)
Name and Address of Beneficial Owner	Number		Percent
Corbin & Company	1,307,125	(3)	5.25%
University Drive, Suite 500, Fort Worth, TX 76109
Dimensional Fund Advisors Inc.	1,389,800		5.58%
1299 Ocean Avenue, Santa Monica, CA 90401
Richard N. Snyder	943,655	(4)	3.72%
Kathleen A. Cote	45,999	(5)	*
James H. Wells	68,999	(6)	*
Lou Mazzucchelli	36,999	(7)	*
Richard J. Agnich	16,110	(8)	*
Ray R. Miles	16,110	(9)	*
Jay C. Peterson	312,950	(10)	1.24%
Kenneth Kalinoski	603,669	(11)	2.39%
Harry R. Caccamisi	21,204	(12)	*
All directors and officers as a group (9 persons)(4)(5)(6)(7)(8)(9)(10)(11)(12)	3,502,337	(13)	7.89%

*	Indicates ownership of less than 1% of the Company’s common stock

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of the Company’s common stock issuable upon exercise of certain outstanding options within 60 days after October 21, 2004.

(2)	Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 24,906,454 shares of the Company’s common stock issued and outstanding on October 21, 2004. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

(3)	David A. Corbin, the Chairman, President and Chief Executive Officer of Corbin & Company, has the shared power to vote and dispose of all shares held by Corbin & Company.

(4)	Consists of 488,722 shares held by Mr. Snyder directly and 454,933 shares (86,645 of which are subject to repurchase at December 19, 2004 by the Company at the optionee’s exercise prices pursuant to the option agreements) which Mr. Snyder may acquire upon the exercise of options within 60 days after October 21, 2004.

(5)	Consists of 11,000 shares held by Ms. Cote directly and 34,999 shares which Ms. Cote may acquire upon the exercise of options within 60 days after October 21, 2004.

(6)	Consists of 34,000 shares held by Mr. Wells directly and 34,999 shares which Mr. Wells may acquire upon the exercise of options within 60 days after October 21, 2004.

(7)	Consists of 4,000 shares held by Mr. Mazzucchelli directly and 32,499 shares which Mr. Mazzucchelli may acquire upon the exercise of options within 60 days after October 21, 2004.

(8)	Consists of 16,110 shares which Mr. Agnich may acquire upon the exercise of options within 60 days after October 21, 2004.

(9)	Consists of 16,110 shares which Mr. Miles may acquire upon the exercise of options within 60 days after October 21, 2004.

(10)	Consists of 22,864 shares held by Mr. Peterson directly and 290,867 shares (116,142 of which are subject to repurchase at December 19, 2004 by the Company at the optionee’s exercise prices pursuant to the option agreements) which Mr. Peterson may acquire upon the exercise of options within 60 days after October 21, 2004.

(11)	Consists of 223,622 shares held by Mr. Kalinoski directly and 380,047 shares (98,180 of which are subject to repurchase at December 19, 2004 by the Company at the optionee’s exercise prices pursuant to the option agreements) which Mr. Kalinoski may acquire upon the exercise of options within 60 days after October 21, 2004.

(12)	Consists of 21,204 shares held by Mr. Caccamisi directly. Mr. Caccamisi’s employment with the Company was terminated on April 30, 2004.

(13)	All options held by the Company’s chief executive officer and the named executive officers were granted under the 1989 Stock Option Plan or the 1996 Stock Option Plan. Pursuant to these stock option plans, all options granted thereunder are immediately exercisable; however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees’ employment terminates prior to all such optionees’ options becoming vested.

Equity Compensation Plan Information

     The following table provides information as of October 21, 2004 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Number of Securities Remaining
Available for Future Issuance
	Number of Securities to be	Weighted Average	Under Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	2,077,408 (3)	$2.597	3,282,175 (4)
Equity Compensation Plans Not Appproved by Shareholders(2)	-0-	$ N/A	-0-

Total	2,077,408	$2.597	3,282,175

(1) Consists of the 1989 Stock Option Plan, the 1992 Director Stock Option Plan, the 1996 Stock Option Plan, the Restricted Stock Plan and the Employee Stock Purchase Plan.

(2) All of the Company’s equity compensation plans have been previously approved by the Company’s shareholders.

(3) Excludes purchase rights accruing under the Company’s Restricted Stock Plan and Employee Stock Purchase Plan which have a combined shareholder approved reserve of 934,068 shares. Under the Employee Stock Purchase Plan, each eligible employee may purchase up to 2,500 shares per quarter (but in no case can the participant contribute more than 15% of base pay) of common stock at quarterly intervals on the last day of the calendar quarter (i.e. March, June, September, and December) each year at a purchase price per share equal to 85% of the lower of (i) the average selling price per share of common stock on the first day of the quarter or (ii) the average selling price per share on the quarterly purchase date.

(4) Includes shares available for future issuance under the Employee Stock Purchase Plan and the Restricted Stock Plan. As of October 21, 2004, 139,618 shares of common stock were available for issuance under the Employee Stock Purchase Plan and 794,450 shares of common stock were available for issuance under the Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer and Director Stock Loan Program

     As of July 31, 2004, under the Company’s Officer and Director Stock Loan Program, the aggregate principal amount of stock loans outstanding was $66,963, consisting entirely of a loan outstanding to Richard N. Snyder. This amount also represented the largest amount of indebtedness outstanding during fiscal 2004. As of October 21, 2004, the amount outstanding under this loan was $67,992.

     No new loans are allowed to be made under this program. This program had previously allowed the directors and officers to acquire shares of the Company’s common stock with the proceeds of the loans. The interest rate charged on this loan is fixed at 6.09%. The term of the loan is nine years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees

     The Company paid fees in the amount of $185,150 and $339,500 for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s 10-Qs, for the fiscal years ended July 31, 2004 and 2003, respectively. The services included work generally only the independent auditor can reasonably be expected to provide, such as those in connection with statutory and regulatory filings.

Audit — Related Fees

     The Company paid fees in the amount of $44,450 and $25,500 for professional audit services rendered by Ernst & Young LLP related principally to the audits of employee benefit plans, Sarbanes-Oxley compliance and merger and acquisition due diligence, for the fiscal years ended July 31, 2004 and 2003, respectively.

Tax Fees

     The Company paid $67,455 and $69,350 for professional tax services rendered by Ernst & Young LLP during the fiscal years ended July 31, 2004 and 2003, respectively.

Other Fees

     All fees paid to Ernst & Young LLP by the Company are reported under the fee categories listed above. There were no other fees paid during the fiscal year ended July 31, 2004. The Audit Committee has determined that the provision of services covered by the two preceding paragraphs is compatible with maintaining the independent auditors’ independence from the company.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGENT NETWORKS, INC.
By:	/s/ JAY C. PETERSON
Jay C. Peterson
Chief Financial Officer November 29, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.25	Description of Compensation Arrangements with Directors (incorporated by reference to “Director Compensation” in Item 11 of the Form 10-K/A for the year ended July 31, 2004)
31.1	Certification pursuant to Section 302 of Sarbanes-0xley Act of 2002
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002