Form 10-Q
period 2004-10-31
FORGENT NETWORKS  INC
filed 2004-12-15
CIK 884144

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At December 15, 2004 the registrant had outstanding 24,905,855 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	OCTOBER 31, 2004	JULY 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents, including restricted cash of $650 at October 31, 2004 and July 31, 2004	$20,157	$19,051
Short-term investments	1,558	2,490
Accounts receivable, net of allowance for doubtful accounts of $34 and $26 at October 31, 2004 and July 31, 2004, respectively	340	398
Notes receivable, net of reserve of $848 at October 31, 2004 and July 31, 2004	—	—
Prepaid expenses and other current assets	528	386

Total Current Assets	22,583	22,325

Property and equipment, net	3,514	3,165
Intangible assets, net	208	258
Other assets	168	267

	$26,473	$26,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,753	$1,509
Accrued compensation and benefits	238	290
Other accrued liabilities	1,045	1,060
Notes payable, current position	336	348
Deferred revenue	487	525

Total Current Liabilities	3,859	3,732

Long-Term Liabilities:
Deferred revenue	8	14
Other long-term obligations	2,669	2,769

Total Long-Term Liabilities	2,677	2,783

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 26,660 and 26,625 shares issued; 24,906 and 24,871 shares outstanding at October 31, 2004 and July 31, 2004, respectively	266	266
Treasury stock, 1,754 issued at October 31, 2004 and July 31, 2004	(4,726)	(4,726)
Additional paid-in capital	264,621	264,582
Accumulated deficit	(240,243)	(240,631)
Accumulated other comprehensive income	19	9

Total Stockholders’ Equity	19,937	19,500

	$26,473	$26,015

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2004	2003
	(UNAUDITED)
REVENUES:
Intellectual property licensing	$5,856	$2,850
Software & services	599	999
Other	—	22

Total Revenues	6,455	3,871

COST OF SALES:
Intellectual property licensing	2,928	1,425
Software & services	205	851
Other	—	24

Total Cost of Sales	3,133	2,300

GROSS MARGIN	3,322	1,571

OPERATING EXPENSES:
Selling, general and administrative	2,599	3,033
Research and development	365	1,084
Amortization of intangible assets	12	4

Total Operating Expenses	2,976	4,121

INCOME (LOSS) FROM OPERATIONS	346	(2,550)

OTHER INCOME AND (EXPENSES):
Interest income	68	62
Other	(12)	(45)

Total Other Income and (Expenses)	56	17

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	402	(2,533)
Provision for income taxes	(14)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	388	(2,533)
Income from discontinued operations, net of income taxes	—	10

NET INCOME (LOSS)	$388	$(2,523)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share from continuing operations - basic and diluted	$0.02	$(0.10)

Income (loss) per share from discontinued operations - basic and diluted	$0.00	$0.00

Net income (loss) per share - basic and diluted	$0.02	$(0.10)

WEIGHTED AVERAGE SHARE OUTSTANDING:
Basic	24,893	24,600

Diluted	24,933	24,600

The accompanying notes are integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2004	2003
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$388	$(2,533)
Adjustments to reconcile net income (loss) to net cash provided by operations:

Depreciation and amortization	379	835
Amortization of leasehold advance and lease impairment	(146)	(284)
Provision for doubtful accounts	—	(5)
Amortization of unearned compensation	—	15
Foreign currency translation gain	2	—
Sale of accounts receivable	—	1,746
Changes in operating assets and liabilities:
Accounts receivable	57	6,676
Prepaid expenses and other current assets	(142)	(223)
Accounts payable	(331)	(1,478)
Accrued expenses and other long-term obligations	(28)	(53)
Deferred revenue	(46)	130

Net cash provided by operating activities	133	4,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of short-term investments	932	(3,187)
Net purchases of property and equipment	—	(464)
Issuance of notes receivable	(1)	(4)
Increase in capitalized software	—	(522)
Increase in other assets	—	(200)
Purchase of Network Simplicity Software Inc.	—	(1,965)

Net cash provided by (used in) investing activities	931	(6,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	39	278
Purchase of treasury stock	—	(454)
Proceeds from notes payable	112	84
Payments on notes payable and capital leases	(117)	(166)

Net cash provided by (used in) financing activities	34	(258)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by discontinued operations	—	10

Effect of translation exchange rates on cash	8	2

Net increase (decrease) in cash and equivalents	1,106	(1,762)
Cash and equivalents at beginning of period	19,051	21,201

Cash and equivalents at end of period	$20,157	$19,439

Certain reclassifications have been made to prior year’s financial statement to conform with current year presentation.

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of October 31, 2004 and July 31, 2004, and the results of operations and cash flows for the three months ended October 31, 2004 and 2003. The results for interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - ACQUISITIONS

During the first fiscal quarter of 2004, Forgent acquired substantially all of the assets and operations of Network Simplicity Software Inc., a privately held provider of web-based scheduling solutions. The acquired software products, targeted for small to medium sized businesses and departments or divisions of large enterprises, are sold under the Company’s “NetSimplicity” software product line. This strategic acquisition allowed the Company to expand its market opportunities into the small to medium sized business market.

Forgent purchased Network Simplicity Software Inc. for approximately $3,315, consisting of $2,115 in cash and assumed liabilities, and approximately $1,200 in potential future cash considerations. The $2,115 was the amount recorded as the purchase price of the acquisition, which was accounted for as a purchase of assets. Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. The intangible assets are being amortized over their estimated lives of two to three years. The following table shows the amounts assigned to each major asset and liability class as of the date of acquisition:

Cash	$55
Accounts receivable, net	137
Prepaid expenses	3
Fixed assets	37
Intangible assets	425
Acquired software	1,570

Total Assets	$2,227

Accounts payable	$15
Accrued liabilities	64
Deferred revenue	33

Total Liabilities	$112

During April 2004, $358 of the potential future cash considerations was earned by the seller of Network Simplicity Software, Inc., recorded as an adjustment to the purchase price and allocated to acquired software. Similarly, during October 2004, $678 of the potential future cash considerations was earned, recorded as an adjustment to the purchase price and allocated to the acquired software. The remaining $164 tied to future contingencies will be recorded as additional purchase price when, and if, the amounts are earned and paid.

As a result of the acquisition, Forgent’s workforce grew by ten employees and the acquired workforce remained based in Richmond, British Columbia, Canada. Additionally, NetSimplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statement of Operations for the three months ended October 31, 2003.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 3 - DISCONTINUED OPERATIONS

In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business, based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group, a privately held international acquisition and management firm. The divestiture was designed to enable Forgent to focus on growing its intellectual property licensing business, growing its software and services business, increasing its cash balances, improving its overall gross margin and reducing its operating expenses. Related to this transaction, $1,000 in cash remained held in escrow for indemnity claims as of October 31, 2004. Details of this escrowed fund and other important information are set forth in the Company’s proxy statement for fiscal year 2002. Forgent cannot provide any assurances that it will receive some or any of the held funds.

NOTE 4 – SALE OF ACCOUNTS RECEIVABLE

During the three months ended October 31, 2003, the Company sold $1,746 of its outstanding accounts receivable, without any recourse, to Silicon Valley Bank in order to maintain cash balances at levels considered appropriate by management. Silicon Valley Bank purchased the assets at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10. The Company received proceeds from Silicon Valley Bank of $1,713. No accounts receivable were sold during the three months ended October 31, 2004.

Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfer of the accounts receivable as a sale of assets, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $24 for the quarter ended October 31, 2003.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three months ended October 31, 2004 was $398 and comprehensive loss for the three months ended October 31, 2003 was $2,521.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95,” which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost should be measured according to the fair value of the stock options. The proposed requirements in the exposure draft would be effective for fiscal years beginning after June 15, 2005, or fiscal year 2006 for the Company. The FASB intends to issue a final statement in late 2004. In order to determine the impact on its consolidated financial statements, Forgent will continue to monitor the progress on this exposure draft.

In March 2004, the Emerging Issues Task Force issued consensus No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The consensus applies to certain investments in debt and security securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” EITF 03-1 provides a three-step model to evaluate whether an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The impairment accunting guidance is effective for reporting periods beginning after June 15, 2004, or the Company’s first fiscal quarter of 2005, and disclosure requirements are effective for annual periods ending after June 15, 2004, or the Company’s 2005 fiscal year. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 7 – STOCK BASED COMPENSATION

The Company follows APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. As required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Forgent has determined pro forma net income and net income per common share as if compensation costs had been determined based on the fair value of the options granted to employees and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black- Scholes multiple option pricing model. Had the compensation costs been recognized as prescribed by SFAS No.123, net income and basic and diluted earnings per share would have changed to the pro forma amounts shown below:

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2004	2003
	(UNAUDITED)
Net earnings (loss)
Net earnings (loss) as reported	$388	$(2,523)

Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	$—	$15

Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	$(177)	$(393)

Pro forma	$211	$(2,901)

Basic earnings (loss) per common share:
As reported	$0.02	$(0.10)
Pro forma	$0.01	$(0.12)
Diluted earnings (loss) per common share:
As reported	$0.02	$(0.10)
Pro forma	$0.01	$(0.12)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

NOTE 8- SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: intellectual property licensing and software and services. Forgent’s intellectual property licensing business is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Forgent’s software and services business currently provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. The Company does not identify assets or capital expenditures by reportable segments, and the Company’s Chief Executive Officer and Chief Financial Officer do not evaluate the segments based on these criteria.

The table below presents segment information about revenue from unaffiliated customers, gross margins and operating income (loss) for the three months ended October 31, 2004 and 2003:

	Intellectual Property Licensing & Other	Software & Services	Total
For the Three Month Period Ending October 31, 2004
Revenues from unaffiliated customers	$5,856	$599	$6,455
Gross margin	2,928	394	3,322
Operating income (loss)	1,948	(1,602)	346

For the Three Month Period Ending October 31, 2003
Revenues from unaffiliated customers	$2,872	$999	$3,871
Gross margin	1,423	148	1,571
Operating income (loss)	607	(3,157)	(2,550)

NOTE 9 – SUBSEQUENT EVENTS

At the end of the first fiscal quarter, Forgent formally terminated its counsel engaged in connection with the Company’s Patent Licensing Program. Subsequently, Forgent entered into discussions with the law firm regarding the termination. Forgent has engaged new counsel to advise it in connection with its Patent Licensing Program and is working with both counsels to ensure a timely and efficient transition in legal services. Presently, the Company has not yet finalized a new overall fee agreement with its new counsel and all other law firms engaged in the licensing and litigation of the ‘672 patent, and the impact to the Company’s financial position as a result of this transition cannot be reasonably estimated.

On November 24, 2004, Forgent entered into a Asset Purchase Agreement to sell a portfolio of patents and other intellectual property (including its ALLIANCE software suite) related to the management and scheduling, planning and execution of audio, video and web conferencing to Tandberg Telecom AS (“Tandberg”), a wholly owned subsidiary of Tandberg ASA. Additionally, the Company released Tandberg from and agreed not to assert claims related to Forgent’s retained patents and intellectual property. Forgent received $3,750 in cash upon closing in November 2004. This transaction allowed the Company to simplify its business, focus on its core operations and generate additional cash. Forgent remains committed to its existing ALLIANCE customers and intends to complete its underlying maintenance agreements as well as assist its customers through the transition to the TANDBERG Management Suite, Tandberg’s video-management software.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of October 31, 2004 and July 31, 2004 and for the three months ended October 31, 2004 and 2003 should be read in conjunction with the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended July 31, 2004, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2004	2003
Intellectual property licensing revenues	91%	73%
Software and services revenues	9	26
Other revenues	—	1
Gross margin	51	41
Selling, general and administrative	40	78
Research and development	6	28
Total operating expenses	46	106
Other income, net	1	—
Net income (loss)	6%	(65)%

THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003

Revenues

Revenues for the three months ended October 31, 2004 were $6.5 million, an increase of $2.6 million, or 67%, from the $3.9 million reported for the three months ended October 31, 2003. Consolidated revenues represent the combined revenues including sales of Forgent’s software products, installation and training, and software maintenance services, as well as royalties received from licensing the Company’s intellectual property.

Intellectual property licensing revenues were $5.9 million and $2.9 million for the three months ended October 31, 2004 and 2003, respectively. Intellectual property licensing revenues as a percentage of total revenues were 91% and 73% for the three months ended October 31, 2004 and 2003, respectively. The first fiscal quarter of 2005 marks the eleventh consecutive quarter that Forgent has generated licensing revenues. As of October 31, 2004, the Company’s Patent Licensing Program has generated $100.4 million in aggregate licensing revenues from 35 companies. These licensing revenues relate to one-time intellectual property license agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 (the “‘672 patent”) and its foreign counterparts, which cover several types of products including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices and other technologies. Licensing of the ‘672 patent is currently conducted through the Company’s wholly owned subsidiary, Compression Labs, Inc. (“CLI”). The Company does not anticipate any additional intellectual property licensing revenue from its current licensees, but Forgent will continue to actively seek new licenses from its ‘672 patent as well as licensing opportunities from other patents in its intellectual property portfolio.

The timing of signing license agreements as well as the variable amount of each license fee continues to pose forecasting challenges. Additionally, the inherent variability of the licensing program causes peaks and valleys in the program’s financial performance. The $3.0 million increase in intellectual property licensing revenues during the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 is due to the change in the number of agreements signed as well as the amount of each license fee received during the two periods. Since April 2004, CLI has initiated litigation against multiple companies for infringement of its ‘672 patent

(the “‘672 Litigation”). See Part II – Item 1 “Legal Proceedings.” Additionally, Forgent changed its legal counsel in this litigation at the end of October 2004. Management is working with both counsels to ensure a timely and efficient transition in legal services related to the ‘672 Litigation as well as the on-going negotiations for additional license agreements.

Although there continue to be uncertainties and risks related to the Company’s Patent Licensing Program, management anticipates its licensing program will generate additional intellectual property licensing revenues during the remainder of fiscal year 2005. However, Forgent’s Patent Licensing Program involves risks inherent in intellectual property licensing, including risks of protracted delays, legal challenges that would lead to the disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program and other risks that could adversely affect the Company. Additionally, the U.S. ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007. There can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to seek to enforce and will pursue its rights through legal action when necessary.

Software and services revenues were $0.6 million and $1.0 million for the three months ended October 31, 2004 and 2003, respectively. Software and services revenues as a percentage of total revenues were 9% and 26% for the three months ended October 31, 2004 and 2003, respectively. Revenues from this line of business included sales of Forgent’s NetSimplicity scheduling and asset management software products as well as the Company’s ALLIANCE enterprise meeting automation software products. Also included are software maintenance and support, royalties and services including installation, training and professional services related to ALLIANCE, such as add-on customization and network consulting services.

The $0.4 million decrease in software and services revenues is due to a $0.8 million decrease in revenues from the ALLIANCE product line, which is offset by a $0.4 million increase in revenues from the NetSimplicity product line. During fiscal year 2004, Forgent experienced declining revenues related to ALLIANCE due to price sensitivity, lengthy sales cycles and integration with enterprise infrastructures. The Company decided to cease actively marketing and selling its ALLIANCE software products, which explains the $0.8 million decrease in ALLIANCE revenues during the three months ended October 31, 2004 as compared to the three months ended October 31, 2003. In November 2004, Forgent sold its ALLIANCE software suite to Tandberg Telecom AS. See Note 8 - “Subsequent Event.” Management anticipates the ALLIANCE revenues will continue to decrease as the ALLIANCE maintenance and support contracts expire.

Since acquiring its Meeting Room Manager and Visual Asset Manager software products in October 2003, Forgent has continued to develop these products, has introduced new related products and increased revenues from its NetSimplicity product line each quarter. During the quarter ended October 31, 2004, NetSimplicity revenues increased $0.4 million as compared to the quarter ended October 31, 2003. Forgent will continue to target North American and international companies in the healthcare, education, legal, and financial industries, which generated approximately 58.5% of its first fiscal quarter’s sales. Management believes its current software business is a growth business and will continue actively pursuing sales to increase revenues.

Gross Margin

Gross margins for the three months ended October 31, 2004 were $3.3 million, an increase of $1.7 million, or 111%, from the $1.6 million reported for the three months ended October 31, 2003. Gross margins as a percentage of total revenues were 51% and 41% for the three months ended October 31, 2004 and 2003, respectively.

The $1.7 million increase in the Company’s total gross margin during the quarter ended October 31, 2004, as compared to the quarter ended October 31, 2003, is due primarily to the $1.5 million increase in gross margin resulting from the patent license agreements obtained during the first fiscal quarter of 2005. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues. The contingent legal fees were based on 50% of the licensing revenues received on signed agreements and were paid to Forgent’s previous counsel pursuant to a fee agreement with such counsel. At the end of the first fiscal quarter, Forgent terminated such counsel and is currently in discussions with the law firm regarding the termination. Forgent is also currently negotiating a new overall fee agreement with its new counsel and all other law firms engaged in the licensing and litigation of the ‘672 patent. Although the new agreement is not finalized, management believes the final agreement will result in higher gross margins for the Company. Because of the inherent risks in licensing intellectual property, including the October 2006 expiration of the U.S. ‘672 patent and the September 2007 expiration of the patent’s foreign counterparts, total gross margins would be adversely affected in the future if licensing revenues decline.

Gross margins as a percentage of revenues for the software segment increased to 66% for the three months ended October 31, 2004 as compared to 15% for the three months ended October 31, 2003. The cost of sales associated with the software and services business is relatively fixed and results primarily from the amortization of the Company’s purchased software development costs and intangible assets. During the three months ended October 31, 2004, cost of sales associated with the software segment decreased by $0.6 million as compared to the three months ended October 31, 2003. In fiscal year 2004, Forgent fully impaired its capitalized software development costs and terminated certain employees related to its ALLIANCE software suite. Thus, approximately $0.7 million of the decrease in the software segment’s total cost of sales resulted from decreases in the amortization of capitalized software development costs and compensation costs during the first fiscal quarter of 2005. Therefore, the $0.6 million decrease in the cost of sales, coupled with the $0.4 million decline in software and services revenues as explained above, resulted in a $0.2 million increase in the software segment’s gross margin during the three months ended October 31, 2004, as compared to the three months ended October 31, 2003. Since revenues generated from the software and services business directly affect gross margins and since management anticipates growing revenues for this segment, gross margins from the software and services business are expected to improve.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended October 31, 2004 were $2.6 million, a decrease of $0.4 million, from the $3.0 million reported for the three months ended October 31, 2003. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues were 40% and 78% for the three months ended October 31, 2004 and 2003, respectively.

The $0.4 million decrease in SG&A expenses is due primarily to a decrease in compensation expenses and an increase in professional fees. During fiscal year 2004, Forgent restructured its software operations and terminated 33 employees in sales and marketing and seven employees in the general and administrative functions. These employment terminations led to decreased compensation expenses during the first fiscal quarter of 2005 to approximately $0.9 million, the majority of which relate to the termination of the ALLIANCE sales force. Forgent continues to actively pursue sales of its NetSimplicity software products and signed agreements with one new domestic partner and one new international partner to assist in its sales efforts.

The decrease in compensation expenses during the three months ended October 31, 2004 was offset by a $0.3 million increase in professional fees. This increase primarily relates to increased audit and consulting fees resulting from the implementation of certain Sarbanes-Oxley Act requirements and increased legal and consulting fees related to Forgent’s intellectual property licensing business. Due to the current litigation of its ‘672 patent, management believes legal and consulting fees may continue to increase. However, management continues to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company, including all unproductive infrastructure expenses such as underutilized office space.

Research and Development

Research and development expenses for the three months ended October 31, 2004 were $0.4 million, a decrease of $0.7 million, or 66%, from the $1.1 million reported for the three months ended October 31, 2003. Research and development (“R&D”) expenses as a percentage of revenues were 6% and 28% for the three months ended October 31, 2004 and 2003, respectively.

During the three months ended October 31, 2004, Forgent continued developing its Meeting Room Manager (“MRM”) product and made significant progress on its next release of MRM, version 6.0. This release, with its new web-based interface and numerous feature enhancements requested by customers, extends MRM’s capabilities in ease of use, performance and scalability and is supported by significant architectural improvements that include Microsoft .NET and native SQL server database technologies. An internal quality assurance team and external beta testers are currently testing the new version, which the Company plans to release in January 2005. Also during the first fiscal quarter of 2005, Forgent developed the newest release of its Visual Asset Manager

(“VAM”) product. VAM 2004 Plus, which was released in November 2004, includes new features that allow asset managers to track the custodial status of shared assets, track and manage assets across multiple locations, and define subcategories under primary asset categories to facilitate more precise categorization of their assets.

The R&D expenses during the three months ended October 31, 2003 are net of $0.5 million in costs that were capitalized. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related project, generally three years. As part of the Company’s efforts to restructure its software operations in fiscal year 2004, Forgent fully impaired its ALLIANCE capitalized software development costs as of January 31, 2004. As a result, no ALLIANCE R&D costs were capitalized during the first fiscal quarter of 2005. Additionally, no R&D costs related to the NetSimplicity software products have been capitalized, and management currently does not anticipate any to be capitalized in the future.

The $0.7 million decrease in R&D expenses during the three months ended October 31, 2004, as compared to the three months ended October 31, 2003, is primarily due to a $0.8 million decrease in compensation expenses. During fiscal year 2004, Forgent restructured its software operations and terminated 22 employees in research and development. Additionally, nine employees terminated their employment voluntarily. These employment terminations caused the decrease in compensation expenses during the first fiscal quarter of 2005. Management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

Net Income (Loss)

Forgent generated a net income of $0.4 million, or $0.02 per share, during the three months ended October 31, 2004 compared to a net loss of $2.5 million, or $0.10 per share, during the three months ended October 31, 2003. Net income (loss) as a percentage of total revenues were 6% and (65%) for the three months ended October 31, 2004 and 2003, respectively. The $2.9 million increase in the Company’s net income is primarily attributable to the $1.8 million increase in gross margin and the $1.1 million decrease in operating expenses.

During the three months ended October 31, 2004, Forgent’s Patent Licensing Program achieved a significant milestone, $100.4 million in aggregate licensing revenues, while generating additional licensing revenues and earnings to provide a positive cash flow for the Company’s stability and growth. Additionally, Forgent reduced operating expenses considerably and maintained healthy cash and working capital balances. Despite these positive financial indicators, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 2004, Forgent had working capital of $18.7 million, including $21.7 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $0.1 million for the three months ended October 31, 2004 due primarily to $0.4 million in net income and $0.4 million of non-cash depreciation and amortization expenses, which were offset by a $0.3 million decrease in accounts payable. Cash provided by operating activities was $4.8 million for the three months ended October 31, 2003 due primarily to a $6.7 million decrease in accounts receivable and the sale of $1.7 million in accounts receivable, which were offset by the $2.5 million in net loss and a $1.5 million decrease in accounts payable. During the three months ended October 31, 2003, the Company sold $1.7 million of its outstanding accounts receivable, without any recourse, to Silicon Valley Bank and received net proceeds of $1.7 million. No accounts receivable were sold during the first fiscal quarter of 2005. During the three months ended October 31, 2004, Forgent collected $2.9 million in accounts receivable related to its Patent Licensing Program. Management plans to utilize these cash receipts to invest more resources in its licensing program, especially due to anticipated increased expenditures related to the ‘672 Litigation, and manage its software operations towards profitability. The $2.9 million in collections and the diligent collection of the Company’s other accounts receivable resulted in the Company’s days sales outstanding to be five days for the first fiscal quarter of 2005, a decrease of one day from the previous fiscal quarter and a decrease of 24 days from the quarter ended October 31, 2003. Forgent continues to conscientiously collect all of its outstanding receivables.

Cash provided by investing activities was $0.9 million for the three months ended October 31, 2004 due to $0.9 million in net sales of short-term investments. Cash used in investing activities was $6.3 million for the three months ended October 31, 2003 due largely to $3.2 million in net purchases of short-term investments and $2.0 million paid related to the purchase of Network Simplicity Software Inc. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio. Since the Company’s current operations are not capital intensive, Forgent made no purchases of fixed assets during the three months ended October 31, 2004 and management does not anticipate any significant purchases of fixed assets during the remaining fiscal quarters of 2005.

As of October 31, 2004, the Company leased office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate the Company to pay property taxes, maintenance and insurance. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment. Amounts payable under these leases and notes payable are as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1 -3 years	3-5 years	More than 5 years
Operating lease obligations	$29,052	$4,076	$7,176	$6,710	$11,090
Notes payable obligations	709	364	345	—	—

Total	$29,761	$4,440	$7,521	$6,710	$11,090

Forgent may periodically make other commitments and thus become subject to other contractual obligations. However, management believes these commitments and contractual obligations are routine in nature and incidental to the Company’s operations.

Cash provided by financing activities was $34 thousand for the three months ended October 31, 2004 due to $0.1 million in proceeds received from the issuance of a note payable, which was offset by $0.1 million in notes payable payments and $39 thousand in proceeds received from the issuance of stock. Cash used in financing activities was $0.3 million for the three months ended October 31, 2003 due primarily to $0.5 million in purchases of treasury stock, which was offset by $0.3 million in proceeds received from the issuance of stock. Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. During the three months ended October 31, 2003, the Company repurchased 137,085 shares for approximately $0.5 million. No additional shares were repurchased during the first fiscal quarter of 2005. As of October 31, 2004, Forgent had repurchased 1,754,201 shares and had the approval to repurchase approximately 1.3 million additional shares. Management will continue to evaluate repurchasing additional shares in fiscal year 2005, depending on the Company’s cash position, market conditions and other factors.

As of October 31, 2004, Forgent’s cash, cash equivalents and short-term investments balance was $21.7 million, an increase of $0.2 million, or 0.8%, over the previous quarter ended July 31, 2004. Forgent’s principal sources of liquidity at October 31, 2004 consisted of $21.7 million of cash, cash equivalents and short-term investments and the ability to generate cash from its intellectual property licensing business. Management currently plans to utilize its cash balances to fund operations and consider opportunities to repurchase additional Company stock, pay cash dividends and/or acquire a growing and profitable public or privately held technology business or product line. However, Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under “Risk Factors – Licensing Program” below. Additionally, Forgent’s expenditures related to the ‘672 Litigation could increase as discussed under “Risk Factors – Litigation” below. As previously stated above, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to the ‘672 Litigation, increased expense levels, potential acquisitions and other factors.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets and the loss from its impairments. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” and Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition.”

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to the legal fees incurred on successfully achieving signed agreements. The contingent legal fees were based on 50% of the licensing revenues received on signed agreements and were paid to Forgent’s previous counsel pursuant to a fee agreement with such counsel. Forgent has terminated such counsel and is currently in discussions with the law firm regarding the termination.

Software and service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training and installation. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. When VSOE of fair value for the license element is not available, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

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

Licensing Program

The Company’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks that could adversely affect the Company. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. See Part II, Item 1 “Legal Proceedings” for information regarding the commencement by the Federal Trade Commission of a non-public investigation associated with the Company’s Patent Licensing Program. If the Company fails to meet the expectations of securities analysts or investors, the market price of Forgent’s common stock may decrease significantly. Quarterly operating results may fail to meet these expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company’s patented technology, higher than expected operating expenses and license delays due to legal and other factors. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to seek to enforce and will pursue its rights through the legal system when necessary.

Litigation

The Company has initiated the ‘672 Litigation against multiple companies for infringement of its ‘672 patent. As with any litigation, the outcome is uncertain, and although the Company intends to vigorously pursue its claims, there can be no assurance or certainty that the Company will prevail. Additionally, unintended consequences of the Company’s initiating the ‘672 Litigation may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the ‘672 Litigation, that the Company may become subject to counterclaims or lawsuits and that the expenses of pursuing the ‘672 Litigation could increase based upon new developments occurring. These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business, prospects, liquidity and results of operations.

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

General Economic and Industry Conditions

Any adverse change in general economic, business or industry conditions could have a material effect on the Company’s business, prospects and financial performance if those conditions cause customers or potential customers to reduce or delay their purchases of scheduling software and related services. Given competing priorities within limited budgets, businesses may choose to curtail their capital spending. If so, a general reduction in information technology spending could have an adverse effect on the demand for the Company’s products and services and could result in declining revenues and earnings for the Company.

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

Software Marketing and Sales

The future success of the Company’s software segment will be dependent in significant part on its ability to generate demand for its software products and services. To this end, Forgent’s sales operations must increase market awareness of its products to generate increased revenue. All sales new hires will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future results of operations will be adversely affected.

Increased Business from Current and New Customers

Forgent’s business model depends on the expanded use of its software within its current and new customers’ organizations. Therefore, Forgent must execute on its growth objectives, including growth from its acquired companies or assets. If the Company fails to grow its customer base or generate repeat and expanded business from its current customers, Forgent’s business and operating results could be adversely affected. Since the Company’s maintenance and other service fees depend largely on the size and number of licenses that are sold, any downturn in Forgent’s software license revenue would negatively impact the Company’s deployment services revenue and future maintenance revenue. Additionally, if customers elect not to renew their maintenance agreements, Forgent’s maintenance revenue could be adversely affected.

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

Technological Changes and Product Transitions

The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product performance characteristics. If the Company fails to anticipate and respond effectively to these improvements and new product introductions, these improvements could render the Company’s products noncompetitive. While Forgent believes that its experience over the past few years as a provider of software and services and its prior experience in the videoconferencing industry affords it a competitive advantage over some of its competitors, rapid changes in technology present challenges and risks for the Company.

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

Limited Operating History

Although founded in 1985, Forgent has a limited operating history in its current lines of business due to the Company’s transition to a licensor of intellectual property and a provider of scheduling and asset management software and services. As a result of this limited operating history, Forgent cannot forecast revenue and operating expenses based on historical results. Additionally, the Company’s ability to forecast quarterly revenue accurately is limited because of the relative unpredictability of its intellectual property licensing revenues. The Company’s business, operating results and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

Divestiture Transactions

As a result of Forgent’s transition to a licensor of intellectual property and a provider of scheduling and asset management software and services, the Company has divested certain non-core operations, including a videoconferencing endpoint manufacturing business, an integration business and a videoconferencing hardware services business. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing or new markets. In addition, the Company continues to evaluate the profitability realized or that is likely to be realized by its existing businesses and operations. Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company’s business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs, or could otherwise have a material adverse effect on Forgent’s business, financial condition or results of operations.

Recently Proposed and Enacted Laws and Regulations

As a result of assessing, implementing and complying with recently proposed and enacted changes in the laws and regulations affecting public companies, including but not limited to, the Sarbanes-Oxley Act of 2002, management anticipates increased accounting, audit and legal fees, as well as increased costs for certain types of insurance. Additionally, the new and proposed rules could also make it more difficult for Forgent to retain qualified individuals to serve on its Board of Directors. Although management continually monitors and evaluates developments with respect to these new and proposed laws and regulations, management cannot estimate the amount of the additional costs the Company may incur or the timing of such costs at this time. However, such increased costs could materially affect Forgent’s results of operations.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q represent forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements.

Whenever possible, Forgent attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this Report, they inherently are subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, those described under “Risk Factors” and other risks indicated in Forgent’s filings with the Securities and Exchange Commission from time to time. These risks and uncertainties are beyond the Company’s control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements. Additionally, Forgent does not assume responsibility for the accuracy and completeness of such statements and is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company’s investments, Forgent does not consider these risks to be significant. For additional Quantitative and Qualitative Disclosures about Market Risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. No changes were made in the Company’s internal controls over financial reporting during the quarter ended October 31, 2004, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Litigation of United States Patent No. 4,698,672

In April 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”), initiated litigation against 31 companies for infringement of United States Patent No. 4,698,672 (the “‘672 patent”) in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants are Adobe Systems Incorporated; Agfa Corporation; Apple Computer, Incorporated; Axis Communications, Incorporated; Cannon USA; Concord Camera Corporation; Creative Labs, Incorporated; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Kyocera Wireless Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Oce’ North America, Incorporated; Onkyo Corporation; PalmOne, Inc.; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; Thomson S.A.; Toshiba Corporation; and Xerox Corporation. In August 2004, CLI initiated litigation against another 11 companies for infringement of the ‘672 patent. The defendants in this case are Acer America Corporation; AudioVox Corporation; BancTec, Inc.; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Google Inc.; ScanSoft, Inc.; Sun Microsystems Inc.; TiVo Inc.; Veo Inc.; and Yahoo! Inc. Forgent has since settled with defendants Adobe Systems, Inc. and Macromedia, Inc. In November 2004, CLI initiated litigation against Creo, Inc. and Creo Americas, Inc. for infringement of the ‘672 patent.

In three separate lawsuits filed in July, August and September of 2004, 25 of the defendants in the Texas litigation sued CLI and Forgent in the United States District Court for Delaware, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other claims for relief. Additionally, in July and September 2004, two other defendants in the Texas litigation filed suit against CLI and Forgent in the San Jose and Oakland Divisions of the United States District Court for Northern California, seeking similar declaratory relief. Forgent and CLI have moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District, Marshall Division, rather than in Delaware.

On September 27, 2004, two defendants in the Texas litigation filed a motion with the Judicial Panel on Multidistrict Litigation requesting the court to transfer the three Texas cases described above to either the Delaware or California courts, where the actions filed by the defendants are pending. On October 22, 2004, the Company filed its response opposing transfer of the ‘672 patent litigation to Delaware or California, and the remaining defendants in the Texas litigation filed a response joining in the motion to transfer the ‘672 patent litigation to Delaware or California. On November 30, 2004, the California District Court stayed all proceedings pending in that court, pending a decision from the Judicial Panel on Multidistrict Litigation.

Although Forgent is currently unaware of any other suits against CLI and itself regarding the ‘672 patent, it is possible that other defendants, and/or other accused infringers, could join in the pending Delaware actions or file similar suits for declaratory relief in Delaware or elsewhere.

Federal Trade Commission Inquiry

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and advised the FTC as such. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID. On November 9, 2004, the FTC issued a ruling denying Forgent’s Petition to Quash, and established January 10, 2005, as the date for Forgent to comply with the Subpoena, and January 20, 2005, to comply with the CID. The Company is taking steps to comply with the Subpoena and CID.

Estate of Gordon Matthews

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation

3.2	Restated Bylaws

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

December 15, 2004	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

December 15, 2004	By:	/s/ JAY C. PETERSON
Jay C. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation

3.2	Restated Bylaws

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002