Form 10-Q
period 2005-01-31
FORGENT NETWORKS  INC
filed 2005-03-15
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

At March 11, 2005, the registrant had outstanding 24,894,115 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	JANUARY 31, 2005	JULY 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents, including restricted cash of $650 at January 31, 2005 and July 31, 2004	$21,969	$19,051
Short-term investments	1,352	2,490
Accounts receivable, net of allowance for doubtful accounts of $0 and $26 at January 31, 2005 and July 31, 2004, respectively	888	398
Prepaid expenses and other current assets	298	386

Total Current Assets	24,507	22,325

Property and equipment, net	3,188	3,165
Intangible assets, net	158	258
Other assets	169	267

	$28,022	$26,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,768	$1,509
Accrued compensation and benefits	277	290
Other accrued liabilities	1,526	1,060
Notes payable, current position	335	348
Deferred revenue	421	525

Total Current Liabilities	5,327	3,732

Long-Term Liabilities:
Deferred revenue	6	14
Other long-term obligations	2,503	2,769

Total Long-Term Liabilities	2,509	2,783

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 26,677 and 26,625 shares issued; 24,923 and 24,871 shares outstanding at January 31, 2005 and July 31, 2004, respectively	266	266
Treasury stock, 1,754 and 1,754 issued at January 31, 2005 and July 31, 2004, respectively	(4,726)	(4,726)
Additional paid-in capital	264,641	264,582
Accumulated deficit	(240,013)	(240,631)
Accumulated other comprehensive income	18	9

Total Stockholders’ Equity	20,186	19,500

	$28,022	$26,015

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2005	2004	2005	2004
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Intellectual property licensing	$871	$5,820	$6,727	$8,670
Software and services	712	793	1,311	1,792
Other	—	—	—	22

Total revenues	1,583	6,613	8,038	10,484

COST OF SALES:
Intellectual property licensing	1,553	2,910	4,481	4,335
Software and services	210	5,600	415	6,450
Other	—	—	—	24

Total cost of sales	1,763	8,510	4,896	10,809

GROSS MARGIN	(180)	(1,897)	3,142	(325)

OPERATING EXPENSES:
Selling, general and administrative	3,674	3,384	6,273	6,417
Research and development	320	1,149	684	2,233
Amortization of intangible assets	12	12	25	17
Impairment of assets	—	6,989	—	6,989

Total operating expenses	4,006	11,534	6,982	15,656

LOSS FROM OPERATIONS	(4,186)	(13,431)	(3,840)	(15,981)

OTHER INCOME AND (EXPENSES):
Interest income	102	54	170	115
Foreign currency translation	(5)	(633)	(7)	(633)
Gain on sale of assets	3,305	—	3,305	—
Interest expense and other	(7)	(56)	(18)	(100)

Total other income and (expenses)	3,395	(635)	3,450	(618)

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(791)	(14,066)	(390)	(16,599)
Provision for income taxes	9	—	(5)	—

LOSS FROM CONTINUING OPERATIONS	(782)	(14,066)	(395)	(16,599)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	1,013	563	1,013	573

NET INCOME (LOSS)	$231	$(13,503)	$618	$(16,026)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.03)	$(0.57)	$(0.02)	$(0.67)

Income from discontinued operations	$0.04	$0.02	$0.04	$0.02

Net income (loss)	$0.01	$(0.55)	$0.02	$(0.65)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,912	24,639	24,902	24,619
Diluted	24,912	24,639	24,902	24,619

The accompanying notes are integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JANUARY 31,
	2005	2004
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(395)	$(16,599)
Adjustments to reconcile net loss to net cash provided by operations:

Depreciation and amortization	751	1,619
Amortization of leasehold advance and lease impairment	(289)	(508)
Provision for doubtful accounts	(16)	125
Impairment of assets	—	11,827
Amortization of unearned compensation	—	33
Foreign currency translation loss	7	629
Loss on disposal of fixed assets	18	24
Sale of accounts receivable	—	1,746
Changes in operating assets and liabilities:
Accounts receivable	(494)	6,153
Prepaid expenses and other current assets	88	(134)
Accounts payable	671	(1,236)
Accrued expenses and other long-term obligations	468	(740)
Deferred revenues	(82)	159

Net cash provided by operating activities	727	3,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of short-term investments	1,135	(2,558)
Net purchases of property and equipment	(14)	(643)
Net (issuance) collection of notes receivable	(2)	130
Increase in capitalized software	—	(889)
Increase in other assets	—	(200)
Purchase of Network Simplicity Software Inc.	—	(1,965)

Net cash provided by (used in) investing activities	1,119	(6,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	59	366
Purchase of treasury stock	—	(454)
Proceeds from notes payable	214	172
Payments on notes payable and capital leases	(219)	(341)

Net cash provided by (used in) financing activities	54	(257)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by discontinued operations	1,013	573

Effect of exchange rate changes on cash and equivalents	5	7

Net change in cash and equivalents	2,918	(2,704)
Cash and equivalents at beginning of period	19,051	21,201

Cash and equivalents at end of period	$21,969	$18,497

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of January 31, 2005 and July 31, 2004, the results of operations for the three and six months ended January 31, 2005 and January 31, 2004, and the cash flows for the six months ended January 31, 2005 and January 31, 2004. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended July 31, 2004, as amended. The results for the interim periods are not necessarily indicative of results for a full fiscal year. Certain reclassifications have been made to prior year’s financial statement to conform with current year presentation.

NOTE 2 – SALE OF ASSETS

During fiscal year 2004, Forgent experienced declining revenues related to its ALLIANCE software products and services and therefore decided to cease actively marketing and selling the ALLIANCE software products as of January 31, 2004. On November 24, 2004, Forgent entered into an Asset Purchase Agreement and sold certain patents and other intellectual property and documentation related to the management and scheduling, planning and execution of audio, video and web conferencing to Tandberg Telecom AS (“Tandberg”), a wholly owned subsidiary of Tandberg ASA. Included in this sale is Forgent’s ALLIANCE software suite. Additionally, the Company licensed certain patents to Tandberg and released Tandberg from and agreed not to assert claims related to Forgent’s retained patents and intellectual property. The ALLIANCE assets were fully impaired and charged to the software segment’s operations during the second fiscal quarter of 2004. Forgent received $3,750 in cash upon closing in November 2004. The sale was recorded as $364 in revenues from intellectual property licensing and $3,305 in gain, net of expenses, on the Company’s Consolidated Statement of Operations for the three and six months ended January 31, 2005, based on the estimated fair values of the items sold and licensed patents. This transaction allowed the Company to simplify its business, focus on its core operations and generate additional cash. Forgent remains committed to its existing ALLIANCE customers and will complete its underlying maintenance agreements as well as assist its customers, upon request, through the transition to the TANDBERG Management Suite, Tandberg’s video-management software.

NOTE 3 – DISCONTINUED OPERATIONS

In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business, based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. As a result of the sale, the Company has presented this business as discontinued operations on the Company’s Consolidated Financial Statements. The $1,013 in income recorded from discontinued operations during the three and six months ended January 31, 2005, represents the final cash payment received from Gores in January 2005 for indemnity claims held in escrow. No indemnity claims were paid pursuant to the sales agreement with Gores. Details of this escrowed fund and other important information are set forth in the Company’s proxy statement for fiscal year 2002. The $563 and $573 in income recorded from discontinued operations during the three and six months ended January 31, 2004, represent $575 in cash received from Gores in January 2004 for purchase price adjustments related to the sale and related residual disposal activity. The Company did not conduct any business from this business line during the six months ended January 31, 2005, or during the six months ended January 31, 2004.

NOTE 4 – INTELLECTUAL PROPERTY LEGAL CONTRACTS

At the end of the first fiscal quarter of 2005, Forgent terminated its previous legal counsel participating in the Company’s Patent Licensing Program. As a result of discussions following the termination, on December 21, 2004, Forgent entered into a Resolution Agreement with its former counsel and a letter agreement with three law firms who previously served as local counsel in the litigation of the Company’s U.S. Patent No. 4,698,672 (the “‘672 Litigation”). Under the Resolution Agreement, the Company agreed to pay its former counsel an initial amount of $1,000, 50% of the first $6,000 in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter. Under the letter agreement, the Company agreed to pay the three local counsel law firms an initial amount of $37.5, 7.5% of the first $6,000 in settlements or judgments received from certain defendants and 1.5% of all settlements or judgments received from such defendants thereafter. Forgent paid the $1,037.5 as required by these two agreements in December 2004.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

On January 11, 2005, Forgent entered into an agreement with Godwin Gruber, LLP (“Godwin”), a large trial and appellate law firm, to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, Forgent agreed to pay Godwin a contingency fee of 16% of all license proceeds, net of expenses, and 21% of all litigation proceeds, net of expenses, once total proceeds from licensing and litigation exceed $6,000. Additionally, Forgent agreed to pay Godwin 50% of the firm’s standard hourly rate for time incurred.

On January 19, 2005, Forgent entered into an agreement with The Roth Law Firm, P.C. (“Roth”) to represent the Company as local counsel in Marshall, Texas. Under this agreement, Forgent agreed to pay Roth 10% of all litigation proceeds resulting from the ‘672 Litigation in the United States District Court for the Eastern District of Texas, Marshall Division, once the program’s total gross proceeds received on or after January 1, 2005 exceed $10,000. Additionally, Forgent agreed to pay Roth its standard hourly rate for time incurred, not to exceed $500 in the aggregate.

NOTE 5 – ACQUISITIONS

During the first fiscal quarter of 2004, Forgent acquired substantially all of the assets and operations of Network Simplicity Software Inc., a privately held provider of web-based scheduling solutions. The acquired software products, targeted for small to medium sized businesses and departments or divisions of large enterprises, are sold under the Company’s NetSimplicity software product line. This strategic acquisition allowed the Company to expand its market opportunities into the small to medium sized business market.

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

During April 2004, $358 of the potential future cash considerations was earned by the seller of Network Simplicity Software Inc. (“Seller”), recorded as an adjustment to the purchase price and allocated to acquired software. During October 2004, $678 of the potential future cash considerations was earned, recorded as an adjustment to the purchase price and allocated to the acquired software. As of October 31, 2004, only $100 of the $678 contingency amount had been paid to the Seller. Forgent is currently negotiating a Settlement Agreement and License Agreement with the Seller related to the contingency payments. As a result, the purchase price and allocation to the acquired software may be adjusted.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 6 – ASSET IMPAIRMENT

During the three months ended January 31, 2004, Forgent recorded impairment losses on its Consolidated Statement of Operations as follows:

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

During the second fiscal quarter of 2004, Forgent faced declining revenues related to its ALLIANCE software products and services, while experiencing increasing revenues related to its NetSimplicity software products and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and NetSimplicity product lines and re-evaluated its strategy regarding growing revenues from this segment. As a result, Forgent decided to cease actively marketing and selling its ALLIANCE software products and impaired the ALLIANCE assets.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4,748 in net capitalized software development costs and $211 in equipment related to ALLIANCE. Additionally, Forgent impaired $100 of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and services revenues and Forgent’s shift in its strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5,042 impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10,101 impairment charge related to ALLIANCE was recorded to the Company’s Consolidated Statement of Operations, with $4,838 in cost of sales and $5,263 in operating expenses.

Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with SFAS No. 142 and SFAS No. 144. These assets included fixed assets and intangible assets. Based on the projected positive cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the six months ended January 31, 2004.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1,465. During the second fiscal quarter of 2004, Forgent also analyzed its recorded leasehold improvements at its Wild Basin property. This analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $183 related to these leasehold improvements. The $1,726 impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Company’s Consolidated Statement of Operations for the six months ended January 31, 2004.

NOTE 7 – SALE OF ACCOUNTS RECEIVABLE

During the first fiscal quarter of 2004, the Company sold $1,746 of its outstanding accounts receivable, without recourse, to Silicon Valley Bank in order to maintain cash balances at levels considered appropriate by management. Silicon Valley Bank purchased the assets at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10. The Company received proceeds from Silicon Valley Bank of $1,713. No accounts receivable were sold during the six months ended January 31, 2005.

Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets, and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfer of the accounts receivable as a sale of assets, excluded the related receivables from the Company’s Consolidated Balance Sheet and recorded related expenses of $27 for the six months ended January 31, 2004.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three and six months ended January 31, 2005 was $230 and $627, respectively. Comprehensive loss for the three and six months ended January 31, 2004 was $12,869 and $15,390, respectively.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board issued SFAS No. 123R “Share-Based Payment,” which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation.” This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense on the statement of operations over the vesting period of the awards. Forgent currently does not expense its share-based compensation, but discloses the effect of these items as required by SFAS No. 123. See Note 10 -”Stock Based Compensation.” SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005. Based on current stock options granted, management anticipates it will incur compensation expense of approximately $100—$200 per quarter upon adoption of this standard during the first fiscal quarter of 2006.

NOTE 10 – STOCK BASED COMPENSATION

The Company follows APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. As required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Forgent has determined pro forma net income and net income per common share as if compensation costs had been

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

determined based on the fair value of the options granted to employees and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model. Had the compensation costs been recognized as prescribed by SFAS No. 123, net income and basic and diluted earnings per share would have changed to the pro forma amounts shown below:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2005	2004	2005	2004
Net earnings (loss)
Net earnings (loss), as reported	$231	$(13,503)	$618	$(16,026)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	18	—	33
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(158)	(416)	(340)	(594)

Net earnings (loss), pro forma	$73	$(13,901)	$278	$(16,587)

Basic earnings (loss) per common share:
As reported	$0.01	$(0.55)	$0.02	$(0.65)
Pro forma	$0.00	$(0.56)	$0.01	$(0.67)

Diluted earnings (loss) per common share:
As reported	$0.01	$(0.55)	$0.02	$(0.65)
Pro forma	$0.00	$(0.56)	$0.01	$(0.67)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

NOTE 11 – SEGMENT INFORMATION

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

The table below presents segment information about revenue from unaffiliated customers, gross margins,

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

and operating (loss) income for the three and six months ended January 31, 2005 and 2004:

	Intellectual Property Licensing & Other	Software & Services	Total
For the Three Month Period Ending January 31, 2005
Revenues from unaffiliated customers	$871	$712	$1,583
Gross margin	(682)	502	(180)
Operating income (loss)	(2,706)	(1,480)	(4,186)

For the Three Month Period Ending January 31, 2004
Revenues from unaffiliated customers	$5,820	$793	$6,613
Gross margin	2,910	(4,807)	(1,897)
Operating income (loss)	778	(14,209)	(13,431)

For the Six Month Period Ending January 31, 2005
Revenues from unaffiliated customers	$6,727	$1,311	$8,038
Gross margin	2,246	896	3,142
Operating income (loss)	(758)	(3,082)	(3,840)

For the Six Month Period Ending January 31, 2004
Revenues from unaffiliated customers	$8,692	$1,792	$10,484
Gross margin	4,333	(4,658)	(325)
Operating income (loss)	1,386	(17,367)	(15,981)

NOTE 12 – CONTINGENCY

In February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company’s Patent Licensing Program. In February 2003, the Company initiated an action in the 261st District Court in Travis County, Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al., for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserts is at least $5.0 million. Management believes that should a claim be ultimately paid to the defendant, Forgent’s insurance policies may not cover such claims. However, the Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews. The matter is currently scheduled to be tried before a jury in April 2005. Although management believes an unfavorable outcome is possible, it is the opinion of management and its legal counsel that an unfavorable outcome is not probable. Additionally, the amount or a range of the potential loss cannot be reasonably estimated at this time. Therefore, no accrual for this loss contingency was recorded as of January 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of January 31, 2005 and July 31, 2004, and for the three and six months ended January 31, 2005 and 2004, should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2005	2004	2005	2004
Intellectual property licensing revenues	55%	88%	84%	83%
Software and services revenues	45	12	16	17
Gross margin	(11)	(29)	39	(3)
Selling, general and administrative	232	51	78	61
Research and development	20	18	9	22
Impairment of assets	—	105	—	66
Total operating expenses	253	174	87	149
Other income, net	214	(10)	43	(6)
Income (loss) from continuing operations	(49)	(213)	(5)	(158)
Income (loss) from discontinued operations	64	9	13	5
Net income (loss)	15%	(204)%	8%	(153)%

THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004

Revenues

Revenues for the three months ended January 31, 2005 were $1.6 million, a decrease of $5.0 million, or 76%, from the $6.6 million reported for the three months ended January 31, 2004. Revenues for the six months ended January 31, 2005 were $8.0 million, a decrease of $2.4 million, or 23%, from the $10.4 million reported for the six months ended January 31, 2004. Consolidated revenues represent the combined revenues including sales of Forgent’s software products, installation and training, and software maintenance services, as well as royalties received from licensing the Company’s intellectual property.

Intellectual property licensing revenues decreased by $4.9 million, or 85%, to $0.9 million for the three months ended January 31, 2005 from $5.8 million for the three months ended January 31, 2004. Intellectual property licensing revenues decreased by $1.9 million, or 22%, to $6.7 million for the six months ended January 31, 2005 from $8.6 million for the six months ended January 31, 2004. Intellectual property licensing revenues as a percentage of total revenues were 55% and 88% for the three months ended January 31, 2005 and 2004, respectively. Intellectual property licensing revenues as a percentage of total revenues were 84% and 83% for the six months ended January 31, 2005 and 2004, respectively. As of January 31, 2005, the Company’s Patent Licensing Program has generated $101.3 million in aggregate licensing revenues from 37 companies. These licensing revenues relate to one-time intellectual property license agreements for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 (the “‘672 patent”) and its foreign counterparts, which cover several types of products including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices and other technologies. Licensing of the ‘672 patent is currently conducted through the Company’s wholly owned subsidiary, Compression Labs, Inc. (“CLI”). The Company does not anticipate any additional intellectual property licensing revenue from its current licensees, but Forgent will continue to actively seek new licenses from its ‘672 patent as well as licensing opportunities from other patents in its intellectual property portfolio.

The timing of signing license agreements as well as the variable amount of each license fee continues to pose forecasting challenges. Additionally, the inherent variability of the licensing program causes peaks and valleys in the program’s financial performance. The $4.9 million decrease and the $1.9 million decrease in intellectual property licensing revenues during the three and six months ended January 31, 2005, as compared to the three and six months ended January 31, 2004, are due to the change in the number of agreements signed as well as the amount of each license fee received during these periods, respectively. Since April 2004, CLI has initiated litigation against multiple companies for infringement of its ‘672 patent (the “‘672 Litigation”). See Part II, Item 1 “Legal Proceedings.” Additionally, Forgent changed its legal counsel in the ‘672 Litigation at the end of October 2004. As of January 31, 2005, the transition in legal services related to the on-going licensing and litigation of the ‘672 patent was completed. Under the leadership of Forgent’s new legal counsel, the Company’s Patent Licensing

Program has two separate licensing and litigation teams, each team focusing on its respective tasks and goals. The licensing team has segmented potential licensees into three tiers based on company size and will be sending several hundred new notices to targeted companies in the upcoming quarters. In February 2005, the Judicial Panel on Multidistrict Litigation ordered the eight actions related to the ‘672 Litigation to be consolidated and transferred to the United States District Court for the Northern District of California. The litigation team will continue its efforts as the litigation venue changes from the United States District Court for the Eastern District of Texas, Marshall Division, to the United States District Court for the Northern District of California.

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

Software and services revenues decreased by $0.1 million, or 10%, to $0.7 million for the three months ended January 31, 2005 from $0.8 million for the three months ended January 31, 2004. Software and professional services revenues decreased by $0.5 million, or 27%, to $1.3 million for the six months ended January 31, 2005 from $1.8 million for the six months ended January 31, 2004. Software and services revenues as a percentage of total revenues were 45% and 12% for the three months ended January 31, 2005 and 2004, respectively. Software and services revenues as a percentage of total revenues were 16% and 17% for the six months ended January 31, 2005 and 2004, respectively. Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software products as well as the Company’s ALLIANCE enterprise meeting automation software products. Also included are software maintenance and support, royalties and services including installation, training and professional services related to ALLIANCE, such as add-on customization and network consulting services.

The $0.1 million decrease in software and services revenues during the three months ended January 31, 2005, as compared to the three months ended January 31, 2004, is due to a $0.4 million decrease in revenues from the ALLIANCE product line, which is offset by a $0.3 million increase in revenues from the NetSimplicity product line. Similarly, the $0.5 million decrease in software and services revenues during the six months ended January 31, 2005, as compared to the six months ended January 31, 2004, is due to a $1.1 million decrease in revenues from the ALLIANCE product line, which is offset by a $0.6 million increase in revenues from the NetSimplicity product line. During fiscal year 2004, Forgent experienced declining revenues related to ALLIANCE due to price sensitivity, lengthy sales cycles and integration with enterprise infrastructures. The Company decided to cease actively marketing and selling its ALLIANCE software products in the second fiscal quarter of 2004, which explains the $0.4 million and $1.1 million decreases in ALLIANCE revenues during the three and six months ended January 31, 2005, as compared to the three and six months ended January 31, 2004. In November 2004, Forgent sold its ALLIANCE software suite to Tandberg Telecom AS. See Part I, Item 1, Note 2—“Sale of Assets.” After the sale, Forgent continued to provide maintenance and support to its existing ALLIANCE customers. However, Forgent is not actively marketing maintenance and support for the ALLIANCE software products. Management anticipates the ALLIANCE revenues will continue to decrease as these maintenance and support contracts expire.

Since acquiring its Meeting Room Manager and Visual Asset Manager software products in October 2003, Forgent has continued to develop these products, has introduced new related products and increased revenues from its NetSimplicity product line each quarter. As a result, revenues from the NetSimplicity product line have increased by $0.3 million and $0.6 million during the three and six months ended January 31, 2005, as compared to the three and six months ended January 31, 2004. During the quarter ended January 31, 2005, NetSimplicity revenues increased by more than 9% over the quarter ended October 31, 2004 and increased by more than 126% over the three months ended January 31, 2004. Forgent will continue to target North American and international companies in the healthcare, education, legal, and financial industries, which generated approximately 57% of its second fiscal quarter’s sales. Management believes its software business has the potential for future growth and will continue actively pursuing sales to increase revenues.

Gross Margin

Gross margin for the three months ended January 31, 2005 was ($0.2) million, an increase of $1.7 million, or 91%, from the ($1.9) million reported for the three months ended January 31, 2004. Gross margin for the six months ended January 31, 2005 was $3.1 million, an increase of $3.4 million, or 1,067%, from the ($0.3) million reported for the six months ended January 31, 2004. Gross margin as a percentage of total revenues were (11%) and (29%) for the three months ended January 31, 2005 and 2004, respectively. Gross margin as a percentage of total revenues were 39% and (3%) for the six months ended January 31, 2005 and 2004, respectively.

When Forgent decided to cease actively marketing and selling its ALLIANCE software products in the second fiscal quarter of 2004, the Company recorded a $4.8 million non-cash impairment charge related to the capitalization of its ALLIANCE software development costs and certain prepaid royalties, which was recorded as part of costs of sales. Without the effects of the impairment charge, gross margins decreased by $3.1 million, or 106%, and $1.4 million, or 30%, for the three and six months ended January 31, 2005, as compared to the three and six months ended January 31, 2004, respectively.

The $3.1 million and the $1.4 million decreases in the Company’s total gross margin during the three and six months ended January 31, 2005, as compared to the three and six months ended January 31, 2004, are due primarily to the $3.6 million and $2.1 million decreases in gross margin resulting from the patent license agreements obtained during those periods, respectively. The cost of sales from the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues as well as legal expenses incurred from legal counsel’s time in connection with the Company’s Patent Licensing Program. At the end of the first fiscal quarter of 2005, Forgent terminated its previous legal counsel participating in the Company’s Patent Licensing Program. Prior to this termination, cost of sales from the intellectual property licensing business only included contingent legal fees, which were based on 50% of the licensing revenues received on signed agreements. As a result of discussions following the termination, on December 21, 2004, Forgent entered into a Resolution Agreement with its former counsel and a letter agreement with three law firms who previously served as local counsel in the ‘672 Litigation. Under the Resolution Agreement, the Company agreed to pay its former counsel an initial amount of $1.0 million, 50% of the first $6.0 million in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter. Under the letter agreement, the Company agreed to pay the three local counsel law firms an initial amount of $37.5 thousand, 7.5% of the first $6.0 million in settlements or judgments received from certain defendants and 1.5% of all settlements or judgments received from such defendants thereafter.

On January 11, 2005, Forgent entered into an agreement with Godwin Gruber, LLP (“Godwin”), a large trial and appellate law firm, to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, Forgent agreed to pay Godwin a contingency fee of 16% of all license proceeds, net of expenses, and 21% of all litigation proceeds, net of expenses, once total proceeds from licensing and litigation exceed $6.0 million. Additionally, Forgent agreed to pay Godwin 50% of the firm’s standard hourly rate for time incurred. On January 19, 2005, Forgent entered into an agreement with The Roth Law Firm, P.C. (“Roth”) to represent the Company as local counsel in Marshall, Texas. Under this agreement, Forgent agreed to pay Roth 10% of all litigation proceeds resulting from the ‘672 Litigation in the United States District Court for the Eastern District of Texas, Marshall Division, once the program’s total gross proceeds received on or after January 1, 2005 exceed $10.0 million. Additionally, Forgent agreed to pay Roth its standard hourly rate for time incurred, not to exceed $0.5 million in the aggregate. As a result of all the agreements disclosed above, Forgent’s cost of sales from its intellectual property licensing business for the three and six months ended January 31, 2005 exceeded 50% of its intellectual property licensing revenues. However, as the Company generates additional licensing revenues and surpasses the first $6.0 million in which it pays its former counsel 50% in contingency fees, management anticipates the new legal fee structure will result in higher gross margins for the Company. The October 2006 expiration of the U.S. ‘672 patent and the September 2007 expiration of the patent’s foreign counterparts, as well as the inherent risks in licensing intellectual property, may cause licensing revenues to decline. If licensing revenues decline, total gross margins will be adversely affected in the future.

Without the effect of the impairment, gross margins as a percentage of revenues for the software segment increased to 71% for the three months ended January 31, 2005, as compared to 4% for the three months ended January 31, 2004. Similarly, gross margins as a percentage of revenues for the software segment increased to 68% for the six months ended January 31, 2005, as compared to 10% for the six months ended January 31, 2004. The cost of sales associated with the software and services business is relatively fixed and currently results primarily from the amortization of the Company’s purchased software development costs and intangible assets. During the three and six months ended January 31, 2005, the cost of sales related to the software segment decreased by $0.6 million and $1.2 million, respectively. During the second fiscal quarter of 2004, Forgent fully impaired its capitalized software development costs and terminated certain employees related to its ALLIANCE software suite. Thus, approximately $0.6 million and $1.3 million of the decreases in the software segment’s total cost of sales resulted from decreases in the amortization of capitalized software development costs and compensation costs during the three and six months ended January 31, 2005, respectively. Since revenues generated from the software and services business directly affect gross margins and since management anticipates growing revenues for this segment, management expects gross margins from the software and services business to improve.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended January 31, 2005 were $3.7 million, an increase of $0.3 million, or 9%, from the $3.4 million reported for the three months ended January 31, 2004. SG&A expenses for the six months ended January 31, 2005 were $6.3 million, a decrease of $0.1 million, or 2%, from the $6.4 million reported for the six months ended January 31, 2004. SG&A expenses as a percentage of total revenues were 232% and 51% for the three months ended January 31, 2005 and 2004, respectively. SG&A expenses as a percentage of total revenues were 78% and 61% for the six months ended January 31, 2005 and 2004, respectively.

The $0.3 million and $0.1 million decreases in SG&A expenses are due primarily to decreases in compensation expenses, which are offset by increases in legal fees. During fiscal year 2004, Forgent restructured its software operations and terminated 33 employees in sales and marketing and seven employees in the general and administrative functions. These employment terminations, which relate primarily to the ALLIANCE sales force, led to decreased compensation expenses of approximately $1.1 million and $2.2 million during the three and six months ended January 31, 2005, respectively. During the three months ended January 31, 2005, Forgent significantly redesigned its NetSimplicity website to support its newest product versions and increase the attractiveness of its offerings to key customer segments while maintaining a streamlined sales process.

The decreases in compensation expenses during the three and six months ended January 31, 2005 were offset by increases in professional fees of approximately $1.4 million and $1.7 million, respectively. In addition to increased audit and consulting fees resulting from the implementation of certain Sarbanes-Oxley Act requirements, the increases in professional fees during the three and six months ended January 31, 2005 are primarily due to a payment of approximately $1.0 million to the Company’s former legal counsel in December 2004 that relates to the Resolution Agreement signed as a result of their termination. Additionally, Forgent incurred approximately $0.2 million in legal fees related to the termination of its former counsel. This $1.2 million in expenses are considered to be one-time and are not expected to be incurred going forward. Due to the ‘672 Litigation and the Company’s more assertive approach to licensing the ‘672 patent, management anticipates legal fees to increase but believes the Company has the necessary financial resources to support all licensing and litigation efforts. Additionally, management continues to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.

Research and Development

Research and development (“R&D”) expenses for the three months ended January 31, 2005 were $0.3 million, a decrease of $0.8 million, or 72%, from the $1.1 million reported for the three months ended January 31, 2004. R&D expenses for the six months ended January 31, 2005 were $0.7 million, a decrease of $1.5 million, or 69%, from the $2.2 million reported for the six months ended January 31, 2004. R&D expenses as a percentage of total revenues were 20% and 18% for the three months ended January 31, 2005 and 2004, respectively. R&D expenses as a percentage of total revenues were 9% and 22% for the six months ended January 31, 2005 and 2004, respectively.

During the three months ended January 31, 2005, Forgent released version 6.0 of its flagship software product, Meeting Room Manager (“MRM”). This release, with a new web-based interface and numerous feature enhancements requested by customers, extends MRM’s capabilities in ease of use, performance and scalability and is supported by significant architectural improvements that include Microsoft .NET, Crystal Reports and native SQL server database technologies. The Company is currently developing its next versions of Meeting Room Manager and Visual Asset Manager.

The R&D expenses during the three and six months ended January 31, 2004 are net of $0.4 million and $0.9 million, respectively, in costs that were capitalized. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related project, generally three years. As part of the Company’s efforts to restructure its software operations in fiscal year 2004, Forgent fully impaired its ALLIANCE capitalized software development costs as of January 31, 2004. As a result, no ALLIANCE R&D costs were capitalized during the three and six months ended January 31, 2005. Additionally, no R&D costs related to the NetSimplicity software products have been capitalized, and management currently does not anticipate any to be capitalized for the foreseeable future.

The $0.8 million and $1.5 million decreases in R&D expenses during the three and six months ended January 31, 2005, as compared to the three and six months ended January 31, 2004, are primarily due to $0.8 million and $1.7 million decreases in compensation expenses, respectively. During fiscal year 2004, Forgent restructured its software operations and terminated 22 employees in research and development. Additionally, nine employees terminated their employment voluntarily. These employment terminations caused the decreases in compensation expenses during fiscal year 2005. The $0.4 million and $0.9 million decreases in capitalized software development costs as stated above were offset by decreases in other R&D expenses, primarily consulting expenses incurred during fiscal year 2004. Management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

Impairment of Assets

During the three months ended January 31, 2004, Forgent recorded impairment losses on its Consolidated Statement of Operations as follows:

	Intellectual Property Segment	Software Segment	Total Impairment
	(in thousands)
Prepaid assets	$—	$90	$90
Capitalized software development costs	—	4,748	4,748

Impairment in cost of sales	—	4,838	4,838

Prepaid assets	—	10	10
Equipment	—	211	211
Goodwill	—	5,042	5,042
Leasehold improvements	161	22	183
Leases	1,123	420	1,543

Impairment in operating expenses	1,284	5,705	6,989

Total impairment	$1,284	$10,543	$11,827

During the second fiscal quarter of 2004, Forgent faced declining revenues related to its ALLIANCE software products and services, while experiencing increasing revenues related to its NetSimplicity software products and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and NetSimplicity product lines and re-evaluated its strategy regarding growing revenues from this segment. As a result, Forgent decided to cease actively marketing and selling its ALLIANCE software products and impaired the ALLIANCE assets.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4.7 million in net capitalized software development costs and $.02 million in equipment related to ALLIANCE. Additionally, Forgent impaired $0.1 million of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and services revenues and Forgent’s shift in its strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5.0 million impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10.1 million impairment charge related to ALLIANCE was recorded to the Company’s Consolidated Statement of Operations, with $4.8 million in cost of sales and $5.3 million in operating expenses.

Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with SFAS No. 142 and SFAS No. 144. These assets included fixed assets and intangible assets. Based on the projected positive cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the six months ended January 31, 2004.

In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $0.1 million. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1.5 million. During the second fiscal quarter of 2004, Forgent also analyzed its recorded leasehold improvements at its Wild Basin property. This analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $0.2 million related to these leasehold improvements. The $1.7 million impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Company’s Consolidated Statement of Operations for the six months ended January 31, 2004.

Other Income and (Expenses)

Other income for the three months ended January 31, 2005 was $3.4 million, an increase of $4.0 million, or 635%, from the $0.6 million in other expenses reported for the three months ended January 31, 2004. Other income for the six months ended January 31, 2005 was $3.5 million, an increase of $4.1 million, or 658%, from the $0.6 million in other expenses reported for the six months ended January 31, 2004. Other income (expenses) as a percentage of total revenues were 214% and (10%) for the three months ended January 31, 2005 and 2004, respectively. Other income (expenses) as a percentage of total revenues were 43% and (6%) for the six months ended January 31, 2005 and 2004, respectively.

The $4.0 million and $4.1 million increases in other income (expenses) for the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 are due to two events. During the second fiscal quarter of 2005, Forgent sold certain patents and other intellectual property and documentation to Tandberg. As a result of this sale, Forgent recorded a $3.3 million gain, net of expenses, for the three and six months ended January 31, 2005. During the second fiscal quarter of 2004, Forgent recorded $0.6 million in foreign currency losses associated with ceasing the operations of certain international entities.

Income from Discontinued Operations

Income from discontinued operations for the three months ended January 31, 2005 was $1.0 million, an increase of $0.4 million, or 80%, from the $0.6 million reported for the three months ended January 31, 2004. Income from discontinued operations for the six months ended January 31, 2005 was $1.0 million, an increase of $0.4 million, or 77%, from the $0.6 million reported for the six months ended January 31, 2004. Income from discontinued operations as a percentage of total revenues were 64% and 9% for the three months ended January 31, 2005 and 2004, respectively. Income from discontinued operations as a percentage of total revenues were 13% and 5% for the six months ended January 31, 2005 and 2004, respectively.

In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business, based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. As a result of the sale, the Company has presented this business as discontinued operations on the Company’s Consolidated Financial Statements. The $1.0 million in income recorded from discontinued operations during the three and six months ended January 31, 2005, represents the final cash payment received from Gores in January 2005 for indemnity claims held in escrow. No indemnity claims were paid pursuant to the sales agreement with Gores. Details of this escrowed fund and other important information are set forth in the Company’s proxy statement for fiscal year 2002. The $0.6 million in income recorded from discontinued operations during the three and six months ended January 31, 2004, represents cash received from Gores in January 2004 for purchase price adjustments related to the sale and related residual disposal activity. The Company did not conduct any business from this business line during the six months ended January 31, 2005, or during the six months ended January 31, 2004.

Net Income (Loss)

Forgent realized net income of $0.2 million, or $0.01 per share, during the three months ended January 31, 2005 compared to a net loss of $13.5 million, or $0.55 per share, during the three months ended January 31, 2004. Forgent realized net income of $0.6 million, or $0.02 per share, during the six months ended January 31, 2005 compared to a net loss of $16.0 million, or $0.65 per share, during the six months ended January 31, 2004. Net income (loss) as a percentage of total revenues were 15% and (204%) for the three months ended January 31, 2005 and 2004, respectively. Net income (loss) as a percentage of total revenues were 8% and (153%) for the six months ended January 31, 2005 and 2004, respectively. The $13.7 million and $16.6 million increases in the Company’s net income during the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 is primarily attributable to the $11.8 million in impairment charges recorded during the second fiscal quarter of 2004.

During the three months ended January 31, 2005, Forgent completed the transition of its lead legal counsel representing the Company in its Patent Licensing Program, while continuing to generate additional licensing revenues. Additionally, Forgent increased revenues from its NetSimplicity product line by more than 9% over the three months ended October 31, 2004 and by more than 126% over the three months ended January 31, 2004. Despite these positive indicators, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or maintain profitability.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2005, Forgent had working capital of $19.2 million, including $23.3 million in cash, cash equivalents and short-term investments. Cash provided by operating activities was $0.7 million for the six months ended January 31, 2005 due primarily to a $0.7 million increase in accounts payable. Cash provided by operating activities was $3.1 million for the six months ended January 31, 2004 due primarily to a $6.2 million decrease in accounts receivable and the sale of $1.7 million in accounts receivable, which were offset by a loss of approximately $4.8 million, excluding the non-cash impairment charges. During the six months ended January 31, 2005, Forgent collected $3.8 million related to its sale of assets to Tandberg. Management plans to utilize these cash receipts to invest more resources in its licensing program, especially due to anticipated increased expenditures related to the ‘672 Litigation, and manage its software operations towards profitability. During the six months ended January 31, 2004, the Company sold $1.7 million of its outstanding accounts receivable, without recourse, to Silicon Valley Bank and received proceeds of $1.7 million. No accounts receivable were sold during the six months ended January 31, 2005. Although the Company’s days sales outstanding increased to 51 days during the three months ended January 31, 2005 from the five days for the three months ended October 31, 2004, Forgent continues to conscientiously collect all of its outstanding receivables. As of January 31, 2005, approximately 3% of Forgent’s trade accounts receivables had aged out past 60 days. The Company believes its aged trade accounts receivables will be collected in the third quarter and thus did not record an allowance for doubtful accounts at the end of the second fiscal quarter.

Cash provided by investing activities was $1.1 million for the six months ended January 31, 2005 due primarily to $1.1 million in net sales of short-term investments. Cash used in investing activities was $6.1 million for the six months ended January 31, 2004 due largely to $2.6 million in net purchases of short-term investments and $2.0 million paid related to the purchase of Network Simplicity Software Inc. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio. The Company’s current operations are not capital intensive and management does not anticipate any significant purchases of fixed assets during the remaining fiscal quarters of 2005.

As of January 31, 2005, the Company leased office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate the Company to pay property taxes, maintenance and insurance. Additionally, the Company used the proceeds from its notes payable to purchase computers and various equipment. Amounts payable under these leases and notes payable are as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$28,006	$4,060	$6,984	$6,681	$10,281
Notes payable obligations	694	365	329	—	—

Total	$28,700	$4,425	$7,313	$6,681	$10,281

Forgent may periodically make other commitments and thus become subject to other contractual obligations.

Cash provided by financing activities was $0.1 million for the six months ended January 31, 2005 due primarily to $0.1 million in proceeds received from the issuance of stock. Cash used in financing activities was $0.3 million for the six months ended January 31, 2004 due primarily to $0.5 million in purchases of treasury stock, which was offset by $0.4 million in proceeds received from the issuance of stock. Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. During the six months ended January 31, 2004, the Company repurchased 137,085 shares for $0.5 million. No additional shares were repurchased during the six months ended January 31, 2005. As of January 31, 2005, Forgent had repurchased 1,754,201 shares and had the approval to repurchase approximately 1.2 million additional shares. Management will continue to evaluate repurchasing additional shares in fiscal year 2005, depending on the Company’s cash position, market conditions and other factors.

As of January 31, 2005, Forgent’s principal source of liquidity consisted of cash, cash equivalents and short-term investments balance of $23.3 million, an increase of $1.6 million, or 7%, over the previous quarter ended October 31, 2004. Management currently plans to utilize its cash balances to fund operations, consider opportunities to repurchase additional Company stock, consider opportunities to pay cash dividends and/or acquire a growing and profitable public or privately held technology business or product line. Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under “Risk Factors – Licensing Program” below. Additionally, Forgent’s expenditures related to the ‘672 Litigation could continue to increase as discussed under “Risk Factors – Litigation” below. As previously stated above, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to the ‘672 Litigation, increased expense levels, potential acquisitions and other factors.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets and the loss from its impairments. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672, and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred for legal counsel’s time.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

Since goodwill and other intangible assets with indefinite lives are no longer required to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and these intangible assets for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to, significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives and are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Counsel for Patent Licensing Program

The Patent Licensing Program is dependent on intensive legal due diligence and negotiations. On October 27, 2004, Forgent formally terminated its former counsel and has engaged new legal counsel to advise it in connection with the Company’s Patent Licensing Program. As of March 15, 2005, the transition in the provision of legal services to Forgent was completed. However, risks that this termination may cause delays in Forgent’s ability to proceed with its Patent Licensing Program, which could have a material and adverse impact on the Company’s business, liquidity and results of operations, still remain.

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

General Economic and Industry Conditions

Any adverse change in general economic, business or industry conditions could have a material effect on the Company’s business, prospects and financial performance if those conditions cause customers or potential customers to reduce or delay their purchases of scheduling software and related services. Given competing priorities within limited budgets, businesses may choose to curtail their capital spending. If so, a general reduction in information technology spending could have an adverse effect on the demand for the Company’s software products and services and could result in declining revenues and earnings for the Company.

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

Additionally, Forgent cannot be certain that its existing or future software product offerings will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If the Company’s products do not meet customer needs or expectations, for whatever reason, the Company’s sales would be adversely affected and furthermore, upgrading or enhancing the Company’s products could be costly and time consuming. Such upgrades or enhancements could have an adverse effect on the Company’s results of operations and liquidity.

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

Limited Operating History

Although founded in 1985, Forgent has a limited operating history in its current lines of business due to the Company’s transition to a licensor of intellectual property and a provider of scheduling and asset management software and services. As a result of this limited operating history, Forgent cannot forecast revenues and operating expenses based on historical results. Additionally, the Company’s ability to forecast quarterly revenue accurately is limited because of the relative unpredictability of its intellectual property licensing revenues. The Company’s business, operating results and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

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

Due to the risk factors noted above and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Forgent’s past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company’s common stock in any given period.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. No changes were made in the Company’s internal controls over financial reporting during the quarter ended January 31, 2005, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters, including those discussed below, may have a material adverse effect on the Company’s financial condition or results of operations. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party involves claims for damages in excess of 10% of the Company’s current assets for the period covered by this Report on Form 10-Q.

Litigation of United States Patent No. 4,698,672

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”), initiated litigation (“‘672 Litigation”) against 44 companies for infringement of United States Patent No.

4,698,672 (“‘672 patent”) in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants are Adobe Systems Incorporated; Agfa Corporation; Apple Computer, Incorporated; Axis Communications, Incorporated; Cannon USA; Concord Camera Corporation; Creative Labs, Incorporated; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Kyocera Wireless Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Oce’ North America, Incorporated; Onkyo Corporation; PalmOne, Inc.; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; Thomson S.A.; Toshiba Corporation; Xerox Corporation; Acer America Corporation; AudioVox Corporation; BancTec, Inc.; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Google Inc.; ScanSoft, Inc.; Sun Microsystems Inc.; TiVo Inc.; Veo Inc.; Yahoo! Inc.; Creo, Inc. and Creo Americas, Inc. Forgent has since settled with defendants Adobe Systems, Inc., Macromedia, Inc. and AudioVox Corporation.

In three separate lawsuits filed in July, August and September of 2004, 25 of the defendants sued CLI and Forgent in the United States District Court for Delaware, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other claims for relief. Additionally, in July and September 2004, two other defendants filed suit against CLI and Forgent in the San Jose and Oakland Divisions of the United States District Court for Northern California, seeking similar declaratory relief. Forgent and CLI moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District, Marshall Division, rather than in Delaware.

On September 27, 2004, two defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL Panel”) requesting the court to transfer the ‘672 Litigation to either the Delaware or California courts, where the actions filed by the defendants are pending. In October 2004, the Company filed its response opposing transfer of the ‘672 Litigation to Delaware or California and the remaining defendants filed a response joining in the motion to transfer the ‘672 Litigation to Delaware or California. In February 2005, the MDL Panel ordered the eight actions related to the ‘672 Litigation to be consolidated and transferred to the United States District Court for the Northern District of California. Although Forgent is currently unaware of any other suits against CLI and itself regarding the ‘672 patent, it is possible that other defendants, and/or other accused infringers, could file similar suits for declaratory relief.

Federal Trade Commission Inquiry

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and advised the FTC as such. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID. In November 2004, the FTC issued a ruling denying Forgent’s Petition to Quash, but modifying the Subpoena and CID. The Company is complying with the modified Subpoena and CID requirements.

Estate of Gordon Matthews

In February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company’s Patent Licensing Program. In February 2003, the Company initiated an action in the 261st District Court in Travis County, Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al., for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant has filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews is entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserts is at least $5.0 million. The Company does not believe the counter claim has merit and intends to continue to vigorously pursue declaratory relief from the court that no liability is due to the independent executrix of the Estate of Gordon Matthews. The matter is currently scheduled to be tried before a jury in April 2005.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) On December 6, 2004, Forgent entered into a Parachute Agreement with Nancy L. Harris, who was designated as an executive officer of the Company, effective December 31, 2004. Ms. Harris serves as Vice President, Software, and is responsible for the daily operations of Forgent’s software business. Ms. Harris has not engaged in any transactions with Forgent and does not have a family relationship with any other officer or director of Forgent. Additionally, Ms. Harris does not have an employment agreement with Forgent. The Parachute Agreement is also filed as Exhibit 10.25(a) to this report.

(b) On December 21, 2004, Forgent and its wholly owned subsidiary, Compression Labs, Inc. (“CLI”), entered into a Resolution Agreement with Jenkens & Gilchrist, a Professional Corporation (“Jenkens”) following discussions related to Jenkens’ termination as the Company’s lead legal counsel in connection with Forgent’s Patent Licensing Program. Under the Resolution Agreement, Forgent and CLI agreed to pay Jenkens an initial amount of $1 million, 50% of the first $6 million in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter. The Resolution Agreement is also filed as Exhibit 10.26 to this report.

(c) On January 13, 2005, Forgent and CLI entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in connection with its Patent Licensing Program. Under the terms of the Godwin agreement, Forgent and CLI agreed to pay Godwin 16% of all license proceeds, net of expenses, and 21% of all litigation proceeds, net of expenses, once total such proceeds from licensing and litigation exceed $6 million. In addition, Forgent and CLI agreed to pay Godwin 50% of the firm’s standard hourly rate for time incurred. This agreement is also filed as Exhibit 10.27 to this report.

(d) On January 19, 2005, Forgent and CLI entered into an agreement with The Roth Law Firm, P.C. (“Roth”) to represent the Company as local counsel in the litigation related to its ‘672 Patent. Under the terms of the Roth agreement, Forgent and CLI, agreed to pay Roth 10% of all litigation proceeds once total proceeds received on or after January 1, 2005 from licensing and litigation exceed $10 million. In addition, Forgent and CLI agreed to pay Roth its standard hourly rate for time incurred. This agreement is also filed as Exhibit 10.28 to this report.

ITEM 6. EXHIBITS

(a)	Exhibits:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI (incorporated by reference to Exhibit 99.1 of the Company’s report on Form 8-K dated January 6, 1997).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1, File No. 33-45876, as amended).

4.2	Rights Agreement dated as of July 10, 1996 between VTEL Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights to Purchase Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated July 10, 1996).

10.25	Change-in Control Agreements with members of senior management of the Company

10.25(a)	Nancy L. Harris

10.26	Resolution Agreement dated December 21, 2004, by and between Forgent Networks, Inc., Compression Labs, Inc. and Jenkens & Gilchrist, a Professional Corporation.

10.27	Agreement dated January 11, 2005 but entered into and executed January 13, 2005 by and between Forgent Networks, Inc., Compression Labs, Inc. and Godwin Gruber, LLP.

10.28	Agreement dated January 19, 2005, by and between Forgent Networks, Inc., Compression Labs, Inc. and The Roth Law Firm, P.C.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

Date: March 15, 2005	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder Chief Executive Officer

Date: March 15, 2005	By:	/s/ JAY C. PETERSON
Jay C. Peterson Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI (incorporated by reference to Exhibit 99.1 of the Company’s report on Form 8-K dated January 6, 1997).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1, File No. 33-45876, as amended).

4.2	Rights Agreement dated as of July 10, 1996 between VTEL Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights to Purchase Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated July 10, 1996).

10.25	Change-in Control Agreements with members of senior management of the Company

10.25(a)*	Nancy L. Harris

10.26	Resolution Agreement dated December 21, 2004, by and between Forgent Networks, Inc., Compression Labs, Inc. and Jenkens & Gilchrist, a Professional Corporation.

10.27	Agreement dated January 11, 2005 but entered into and executed January 13, 2005 by and between Forgent Networks, Inc., Compression Labs, Inc. and Godwin Gruber, LLP.

10.28	Agreement dated January 19, 2005, by and between Forgent Networks, Inc., Compression Labs, Inc. and The Roth Law Firm, P.C.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract