Form 10-Q
period 2005-04-30
FORGENT NETWORKS  INC
filed 2005-06-14
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

At June 9, 2005, the registrant had outstanding 25,167,494 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	APRIL 30, 2005	JULY 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents, including restricted cash of $650 at April 30, 2005 and July 31, 2004	$18,470	$19,051
Short-term investments	1,488	2,490
Accounts receivable, net of allowance for doubtful accounts of $4 and $26 at April 30, 2005 and July 31, 2004, respectively	525	398
Prepaid expenses and other current assets	315	386

Total Current Assets	20,798	22,325

Property and equipment, net	2,292	3,165
Intangible assets, net	46	258
Other assets	70	267

	$23,206	$26,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,166	$1,509
Accrued compensation and benefits	273	290
Other accrued liabilities	1,678	1,060
Notes payable, current position	346	348
Deferred revenue	468	525

Total Current Liabilities	4,931	3,732

Long-Term Liabilities:
Deferred revenue	4	14
Other long-term obligations	2,382	2,769

Total Long-Term Liabilities	2,386	2,783

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 26,742 and 26,625 shares issued; 24,952 and 24,871 shares outstanding at April 30, 2005 and July 31, 2004, respectively	267	266
Treasury stock, 1,790 and 1,754 issued at April 30, 2005 and July 31, 2004, respectively	(4,815)	(4,726)
Additional paid-in capital	264,724	264,582
Accumulated deficit	(244,304)	(240,631)
Accumulated other comprehensive income	17	9

Total Stockholders’ Equity	15,889	19,500

	$23,206	$26,015

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Intellectual property licensing	$600	$267	$7,327	$8,937
Software and services	583	549	1,894	2,341
Other	—	—	—	22

Total revenues	1,183	816	9,221	11,300

COST OF SALES:
Intellectual property licensing	970	134	5,451	4,469
Software and services	294	269	710	6,719
Other	—	—	—	24

Total cost of sales	1,264	403	6,161	11,212

GROSS MARGIN	(81)	413	3,060	88

OPERATING EXPENSES:
Selling, general and administrative	4,090	3,292	10,363	9,708
Research and development	209	918	893	3,152
Amortization of intangible assets	12	12	37	29
Restructuring charge	—	628	—	628
Impairment of assets	—	—	—	6,989

Total operating expenses	4,311	4,850	11,293	20,506

LOSS FROM OPERATIONS	(4,392)	(4,437)	(8,233)	(20,418)

OTHER INCOME AND (EXPENSES):
Interest income	115	49	285	164
Foreign currency translation	(6)	(22)	(13)	(655)
Gain on sale of assets	(3)	—	3,302	—
Interest expense and other	2	(6)	(15)	(106)

Total other income and (expenses)	108	21	3,559	(597)

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(4,284)	(4,416)	(4,674)	(21,015)
Provision for income taxes	(7)	—	(12)	—

LOSS FROM CONTINUING OPERATIONS	(4,291)	(4,416)	(4,686)	(21,015)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	1,013	573

NET INCOME (LOSS)	$(4,291)	$(4,416)	$(3,673)	$(20,442)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.17)	$(0.18)	$(0.19)	$(0.85)

Income from discontinued operations	$0.00	$0.00	$0.04	$0.02

Net income (loss)	$(0.17)	$(0.18)	$(0.15)	$(0.83)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,927	24,802	24,910	24,679
Diluted	24,927	24,802	24,910	24,679

The accompanying notes are integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED APRIL 30,
	2005	2004
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(4,686)	$(21,015)
Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	1,208	1,981
Amortization of leasehold advance and lease impairment	(463)	(685)
Provision for doubtful accounts	(12)	381
Impairment of assets	—	11,827
Amortization of unearned compensation	—	38
Foreign currency translation loss	6	650
Loss on disposal of fixed assets	18	24
Sale of accounts receivable	—	1,746
Changes in operating assets and liabilities:
Accounts receivable	(114)	6,960
Prepaid expenses and other current assets	64	(115)
Accounts payable	642	(1,955)
Accrued expenses and other long-term obligations	680	(575)
Deferred revenues	(58)	161

Net cash used in operating activities	(2,715)	(577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	999	170
Net purchases of property and equipment	(29)	(669)
Net (issuance) collection of notes receivable	(3)	129
Increase in capitalized software	—	(889)
Decrease (increase) in other assets	100	(200)
Purchase of Network Simplicity Software, Inc.	—	(2,323)

Net cash provided by (used in) investing activities	1,067	(3,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	143	656
Purchase of treasury stock	(89)	(454)
Proceeds from issuance of notes payable	304	267
Payments on notes payable and capital leases	(309)	(446)

Net cash provided by financing activities	49	23

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by discontinued operations	1,013	573

Effect of exchange rate changes on cash and equivalents	5	(4)

Net change in cash and equivalents	(581)	(3,767)
Cash and equivalents at beginning of period	19,051	21,201

Cash and equivalents at end of period	$18,470	$17,434

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of April 30, 2005 and July 31, 2004, the results of operations for the three and nine months ended April 30, 2005 and April 30, 2004, and the cash flows for the nine months ended April 30, 2005 and April 30, 2004. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2004, as amended. The results for the interim periods are not necessarily indicative of results for a full fiscal year. Certain reclassifications have been made to prior year’s financial statement to conform to the current year presentation.

NOTE 2 – INTELLECTUAL PROPERTY LEGAL CONTRACTS

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

In January 2005, Forgent entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, Forgent agreed to pay Godwin a contingency fee of 16% of all license proceeds, net of expenses, and 21% of all litigation proceeds, net of expenses, once total proceeds from licensing and litigation exceed $6,000. Additionally, Forgent agreed to pay Godwin 50% of the firm’s standard hourly rate for time incurred. On May 19, 2005, Forgent amended its agreement with Godwin, effective May 1, 2005, to change the contingency fee to 22% for both licensing and litigation proceeds and to establish a fixed monthly fee for time incurred at $200.

Also in January 2005, Forgent entered into an agreement with The Roth Law Firm, P.C. (“Roth”) to represent the Company as local counsel in Marshall, Texas. Under this agreement, Forgent agreed to pay Roth 10% of all litigation proceeds resulting from the ‘672 Litigation in the United States District Court for the Eastern District of Texas, Marshall Division, once the program’s total gross proceeds received on or after January 1, 2005 exceed $10,000. Additionally, Forgent agreed to pay Roth its standard hourly rate for time incurred, not to exceed $500 in the aggregate.

In February 2005, the Judicial Panel on Multidistrict Litigation ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California. As a result, Roth’s and the three local law firms’ legal services are not currently required.

Legal expenses for the contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statement of Operations. Cost of sales for the intellectual property licensing business for the three and nine months ended April 30, 2005 were $970 and $5,451, respectively. Cost of sales for the intellectual property licensing business for the three and nine months ended April 30, 2004 were $134 and $4,469, respectively. Other legal expenses incurred related to the ‘672 patent are recorded as part of operating expenses on the Consolidated Statement of Operations. Other related legal expenses for the three and nine months ended April 30, 2005 were $1,447 and $3,050, respectively. Other related legal expenses for the three and nine months ended April 30, 2004 were $296 and $785, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 3 - ACQUISITIONS

During the first fiscal quarter of 2004, Forgent acquired substantially all of the assets and operations of Network Simplicity Software, Inc., a privately held provider of web-based scheduling solutions. The acquired software products, targeted for small to medium sized businesses and departments or divisions of large enterprises, are sold under the Company’s NetSimplicity software product line. This strategic acquisition allowed the Company to expand its market opportunities into the small to medium sized business market. As a result of the acquisition, Forgent’s workforce grew by ten employees and the acquired workforce remained based in Richmond, British Columbia, Canada.

Forgent purchased Network Simplicity Software, Inc. for approximately $3,315, consisting of $2,115 in cash and assumed liabilities, and approximately $1,200 in potential future cash considerations. The $2,115 was the amount recorded as the purchase price of the acquisition, which was accounted for as a purchase of assets. Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. The intangible assets are being amortized over their estimated lives of two to three years.

During April 2004, $358 of the potential future cash considerations was earned by the seller of Network Simplicity Software, Inc. (“Seller”), recorded as an adjustment to the purchase price and allocated to acquired software. This contingent amount was paid in May 2004. During October 2004, $678 of the potential future cash considerations was earned, recorded as an adjustment to the purchase price and allocated to the acquired software. As of April 30, 2005, only $105 of the $678 contingency amount had been paid to the Seller. In April 2005, Forgent entered into a Settlement Agreement with the Seller, in which the Seller delivered certain software code related to the original Asset Purchase Agreement and waived the remaining $578 payment and any additional payments tied to future contingencies. Additionally, Forgent and the Seller mutually agreed to terminate the Asset Purchase Agreement and released all claims against each other related to this agreement. As a result of the Settlement Agreement, $63 of intangible assets related to the Non-Compete Agreement was fully amortized and the purchase price and allocation to the acquired software was adjusted during the third fiscal quarter. The following table shows the amounts assigned to each major asset and liability class:

	Initial Purchase Price Allocation	Adjustments	Total
Cash	$55	$—	$55
Accounts receivable, net	137		137
Prepaid expenses	3		3
Fixed assets	37		37
Intangible assets	425		425
Acquired software	1,570	463	2,033

Total Assets	$2,227	$463	$2,690

Accounts payable	15		15
Accrued liabilities	64		64
Deferred revenue	33		33

Total Liabilities	$112	$—	$112

Net Assets	$2,115	$463	$2,578

NetSimplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statement of Operations.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 4 – SALE OF ASSETS

During fiscal year 2004, Forgent experienced declining revenues related to its ALLIANCE software products and services and therefore decided to cease actively marketing and selling the ALLIANCE software products as of January 31, 2004. On November 24, 2004, Forgent entered into an Asset Purchase Agreement and sold certain patents and other intellectual property and documentation related to the management and scheduling, planning and execution of audio, video and web conferencing to Tandberg Telecom AS (“Tandberg”), a wholly owned subsidiary of Tandberg ASA. Included in this sale is Forgent’s ALLIANCE software suite. Additionally, the Company licensed certain patents to Tandberg and released Tandberg from and agreed not to assert claims related to Forgent’s retained patents and intellectual property. The ALLIANCE assets were fully impaired and charged to the software segment’s operations during the second fiscal quarter of 2004. Forgent received $3,750 in cash upon closing in November 2004. The sale was recorded as $364 in revenues from intellectual property licensing and $3,305 in gain, net of expenses, on the Company’s Consolidated Statement of Operations for the nine months ended April 30, 2005, based on the estimated fair values of the items sold and licensed patents. This transaction allowed the Company to simplify its business, focus on its core operations and generate additional cash. Forgent remains committed to its existing ALLIANCE customers and will complete its underlying maintenance agreements as well as assist its customers, upon request, through the transition to the TANDBERG Management Suite, Tandberg’s video-management software.

NOTE 5 - DISCONTINUED OPERATIONS

In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business, based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. As a result of the sale, the Company has presented this business as discontinued operations on the Company’s Consolidated Financial Statements. The $1,013 in income recorded from discontinued operations during the nine months ended April 30, 2005, represents the final cash payment received from Gores in January 2005 for indemnity claims held in escrow. No indemnity claims were paid pursuant to the sales agreement with Gores. Details of this escrowed fund and other important information are set forth in the Company’s proxy statement for fiscal year 2002. The $573 in income recorded from discontinued operations during the nine months ended April 30, 2004, represent $575 in cash received from Gores in January 2004 for purchase price adjustments related to the sale and related residual disposal activity. The Company did not conduct any business from this business line during the nine months ended April 30, 2005, or during the nine months ended April 30, 2004.

NOTE 6 – ASSET IMPAIRMENT

During the nine months ended April 30, 2004, Forgent recorded impairment losses on its Consolidated Statement of Operations as follows:

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

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4,748 in net capitalized software development costs and $211 in equipment related to ALLIANCE. Additionally, Forgent impaired $100 of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and services revenues and Forgent’s shift in its strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5,042 impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10,101 impairment charge related to ALLIANCE was recorded to the Company’s Consolidated Statement of Operations for the nine months ended April 30, 2004, with $4,838 in cost of sales and $5,263 in operating expenses.

Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with SFAS No. 142 and SFAS No. 144. These assets included fixed assets and intangible assets. Based on the projected positive cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the nine months ended April 30, 2004.

In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1,465. During the second fiscal quarter of 2004, Forgent also analyzed its recorded leasehold improvements at its Wild Basin property. This analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $183 related to these leasehold improvements. The $1,726 impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Company’s Consolidated Statement of Operations for the nine months ended April 30, 2004.

NOTE 7 – SALE OF ACCOUNTS RECEIVABLE

During the first fiscal quarter of 2004, the Company sold $1,746 of its outstanding accounts receivable, without recourse, to Silicon Valley Bank in order to maintain cash balances at levels considered appropriate by management. Silicon Valley Bank purchased the assets at face value, less fees of approximately 1.2% of the face value of the accounts receivable sold and a one-time annual set-up fee of $10. The Company received proceeds from Silicon Valley Bank of $1,713. No accounts receivable were sold during the nine months ended April 30, 2005.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

Accordingly, the Company recorded the transfer of the accounts receivable as a sale of assets, excluded the related receivables from the Company’s Consolidated Balance Sheet and recorded related expenses of $30 for the nine months ended April 30, 2004.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three and nine months ended April 30, 2005 was $4,292 and $3,665, respectively. Comprehensive loss for the three and nine months ended April 30, 2004 was $4,406 and $19,796, respectively.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board issued SFAS No. 123R “Share-Based Payment,” which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation.” This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense on the statement of operations over the vesting period of the awards. Forgent currently does not expense its share-based compensation based upon the fair value method, but discloses the effect of these items as required by SFAS No. 123 and SFAS No. 148. See Note 10 -“Stock Based Compensation.” SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Based on current stock options granted, management will continue using the Black-Scholes model to estimate the fair value of its options and anticipates it will incur compensation expense of approximately $100 - $200 per quarter upon adoption of this standard during the first fiscal quarter of 2006.

NOTE 10 – STOCK BASED COMPENSATION

The Company follows APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. As required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Forgent discloses the pro forma effect on net income and net income per common share as if compensation costs had been determined based on the fair value of the options granted to employees and recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model. Had the compensation costs been recognized as prescribed by SFAS No. 123, net income and basic and diluted earnings per share would have changed to the pro forma amounts shown below:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2005	2004	2005	2004
Net earnings (loss)
Net earnings (loss), as reported	$(4,291)	$(4,416)	$(3,673)	$(20,442)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	5	—	37
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(121)	(400)	(462)	(1,211)

Net earnings (loss), pro forma	$(4,412)	$(4,811)	$(4,135)	$(21,616)

Basic earnings (loss) per common share:
As reported	$(0.17)	$(0.18)	$(0.15)	$(0.83)
Pro forma	$(0.18)	$(0.19)	$(0.17)	$(0.88)

Diluted earnings (loss) per common share:
As reported	$(0.17)	$(0.18)	$(0.15)	$(0.83)
Pro forma	$(0.18)	$(0.19)	$(0.17)	$(0.88)

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

The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating (loss) income for the three and nine months ended April 30, 2005 and 2004:

	Intellectual Property Licensing & Other	Software & Services	Total
For the Three Month Period Ending April 30, 2005
Revenues from unaffiliated customers	$600	$583	$1,183
Gross margin	(370)	289	(81)
Operating income (loss)	(2,699)	(1,693)	(4,392)

For the Three Month Period Ending April 30, 2004
Revenues from unaffiliated customers	$267	$549	$816
Gross margin	133	280	413
Operating income (loss)	(681)	(3,756)	(4,437)

For the Nine Month Period Ending April 30, 2005
Revenues from unaffiliated customers	$7,327	$1,894	$9,221
Gross margin	1,876	1,184	3,060
Operating income (loss)	(3,459)	(4,774)	(8,233)

For the Nine Month Period Ending April 30, 2004
Revenues from unaffiliated customers	$8,959	$2,341	$11,300
Gross margin	4,466	(4,378)	88
Operating income (loss)	705	(21,123)	(20,418)

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 12 - CONTINGENCY

In February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company’s Patent Licensing Program. In February 2003, the Company initiated an action in the 261st District Court in Travis County, Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al., for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews was entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserted was at least $5.0 million.

The matter went to trial on April 26, 2005. On May 6, 2005, the jury unanimously concluded that Forgent has no further liability to the Estate of Gordon Matthews. Additionally, the Company was successful in its claim for payment of prior officer loans and attorney’s fees.

NOTE 13 – SUBSEQUENT EVENTS

On May 31, 2005, Forgent entered into a Separation Agreement and Full and Final Release of Claims with Kenneth A. Kalinoski, who previously served as Vice President – Development and Chief Technology Officer. Pursuant to the terms of the Agreement, Mr. Kalinoski’s employment relationship with the Company was terminated.

On June 8, 2005, Forgent filed a notice to dismiss its suit against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Marshall Division, without prejudice. On June 9, 2005, Forgent filed a motion to dismiss or stay the Microsoft Corp. v. Forgent Networks, Inc. and CLI suit in the United States District Court for the Northern District of California. Forgent will continue to protect its intellectual property rights through licensing or litigation against Microsoft.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of April 30, 2005, and July 31, 2004, and for the three and nine months ended April 30, 2005 and 2004, should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report represent forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition, or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition, or achievements as expressed or implied by such forward-looking statements.

Forgent has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, those described under “Risk Factors” and other risks indicated in Forgent’s filings with the Securities and Exchange Commission from time to time. These risks and uncertainties are beyond the Company’s control, and in many cases, management cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements. Additionally, Forgent does not assume responsibility for the accuracy and completeness of such statements and is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
Intellectual property licensing revenues	51%	33%	79%	79%
Software and services revenues	49	67	21	21
Gross margin	(7)	51	33	1
Selling, general and administrative	346	403	112	86
Research and development	18	113	10	28
Restructuring charge	—	77	—	6
Impairment of assets	—	—	—	62
Total operating expenses	364	594	122	182
Other income, net	9	3	39	(5)
Income (loss) from continuing operations	(363)	(541)	(51)	(186)
Income (loss) from discontinued operations	—	—	11	5
Net income (loss)	(363)%	(541)%	(40)%	(181)%

THREE AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004

Revenues

Revenues for the three months ended April 30, 2005 were $1.2 million, an increase of $0.4 million, or 45%, from the $0.8 million reported for the three months ended April 30, 2004. Revenues for the nine months ended April

30, 2005 were $9.2 million, a decrease of $2.1 million, or 18%, from the $11.3 million reported for the nine months ended April 30, 2004. Consolidated revenues represent the combined revenues including sales of Forgent’s software products, installation and training, and software maintenance services, as well as royalties received from licensing the Company’s intellectual property.

Intellectual Property Licensing Business

Intellectual property licensing revenues increased by $0.3 million, or 125%, to $0.6 million for the three months ended April 30, 2005 from $0.3 million for the three months ended April 30, 2004. Intellectual property licensing revenues decreased by $1.6 million, or 18%, to $7.3 million for the nine months ended April 30, 2005 from $8.9 million for the nine months ended April 30, 2004. Intellectual property licensing revenues as a percentage of total revenues were 51% and 33% for the three months ended April 30, 2005 and 2004, respectively. Intellectual property licensing revenues as a percentage of total revenues were 79% and 79% for the nine months ended April 30, 2005 and 2004, respectively. As of April 30, 2005, the Company’s Patent Licensing Program has generated $101.9 million in aggregate licensing revenues. These licensing revenues relate to one-time intellectual property license agreements for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 (the “‘672 patent”) and its foreign counterparts, which cover several types of products including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices and other technologies. Licensing of the ‘672 patent is currently conducted through the Company’s wholly owned subsidiary, Compression Labs, Inc. (“CLI”). The Company does not anticipate any additional intellectual property licensing revenue from its current licensees, but Forgent will continue to actively seek new licenses from its ‘672 patent as well as licensing opportunities from other patents in its intellectual property portfolio.

The timing of signing license agreements as well as the variable amount of each license fee continues to pose forecasting challenges. Additionally, the inherent variability of the licensing program causes peaks and valleys in the program’s financial performance. The $0.3 million increase and the $1.6 million decrease in intellectual property licensing revenues during the three and nine months ended April 30, 2005, as compared to the three and nine months ended April 30, 2004, are due to the change in the number of agreements signed as well as the amount of each license fee received during these periods, respectively. Since April 2004, CLI has initiated litigation against multiple companies for infringement of its ‘672 patent (the “‘672 Litigation”). See Part II, Item 1 “Legal Proceedings.”

Additionally, Forgent changed its legal counsel in the ‘672 Litigation at the end of October 2004. Under the leadership of Forgent’s new legal counsel, the Company’s Patent Licensing Program has two separate licensing and litigation teams, each team focusing on its respective tasks and goals. During May 2005, the licensing team contacted approximately 900 unlicensed companies using the patented technology. To date, over 1,100 companies have been contacted and Forgent’s licensing team is in varying stages of discussions and negotiations with several of these companies. Forgent’s licensing strategy is to achieve fair market-based licensing royalties. Therefore, during the negotiations with these identified companies, management does not anticipate significantly discounting any royalty for the sole purpose of obtaining licensing revenues in any particular quarter.

In February 2005, the Judicial Panel on Multidistrict Litigation ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California. In April 2005, Microsoft Corporation sued CLI and Forgent in the United States District Court for the Northern District of California, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other claims for relief. Also in April 2005, the Company initiated litigation against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Marshall Division, seeking monetary damages, among other relief sought, for the infringement of the ‘672 patent. On June 8, 2005, Forgent filed a notice to dismiss its suit against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Marshall Division, without prejudice. On June 9, 2005, Forgent filed a motion to dismiss or stay the Microsoft Corp. v. Forgent Networks, Inc. and CLI suit in the United States District Court for the Northern District of California. Forgent will continue to protect its intellectual property rights through licensing or litigation against Microsoft.

During the next several months, Forgent’s litigation team will continue its efforts related, most importantly, to the claims construction process as well as to discovery and the exchange of various contentions. Claims construction is the process by which specific terms in the patent are given precise meaning for the case. Forgent will complete the exchange of proposed terms and claim elements, start on the claims construction discovery and submit claims construction briefs and related materials. The claims construction hearing has been set for February 13, 2006.

Although there continue to be uncertainties and risks related to the Company’s Patent Licensing Program, management anticipates its licensing program will generate additional intellectual property licensing revenues during the remainder of fiscal year 2005 as well as during fiscal year 2006. However, Forgent’s Patent Licensing Program involves risks inherent in intellectual property licensing, including risks of protracted delays, legal challenges that would lead to the disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program and other risks that could adversely affect the Company. There can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to seek to enforce and will pursue its rights through legal action when necessary. To date all of the Company’s intellectual property licensing revenue has been generated by the ‘672 patent. The U.S. ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007. Revenue from these patents is finite and Forgent is exploring opportunities to maximize the revenue streams from its entire patent portfolio.

Software and Services Business

Software and services revenues increased by $34 thousand, or 6%, to $0.6 million for the three months ended April 30, 2005 from $0.5 million for the three months ended April 30, 2004. Software and professional services revenues decreased by $0.4 million, or 19%, to $1.9 million for the nine months ended April 30, 2005 from $2.3 million for the nine months ended April 30, 2004. Software and services revenues as a percentage of total revenues were 49% and 67% for the three months ended April 30, 2005 and 2004, respectively. Software and services revenues as a percentage of total revenues were 21% and 21% for the nine months ended April 30, 2005 and 2004, respectively. Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software products as well as the Company’s ALLIANCE enterprise meeting automation software products. Also included are software maintenance and support, royalties and services including installation, training and professional services related to ALLIANCE, such as add-on customization and network consulting services.

The $34 thousand increase in software and services revenues during the three months ended April 30, 2005, as compared to the three months ended April 30, 2004, is due to a $0.1 million decrease in revenues from the ALLIANCE product line, which is offset by a $0.2 million increase in revenues from the NetSimplicity product line. Similarly, the $0.4 million decrease in software and services revenues during the nine months ended April 30, 2005, as compared to the nine months ended April 30, 2004, is due primarily to a $1.3 million decrease in revenues from the ALLIANCE product line, which is offset by a $0.8 million increase in revenues from the NetSimplicity product line. During fiscal year 2004, Forgent experienced declining revenues related to ALLIANCE due to price sensitivity, lengthy sales cycles and integration with enterprise infrastructures. The Company decided to cease actively marketing and selling its ALLIANCE software products in the second fiscal quarter of 2004, which explains the $0.1 million and $1.3 million decreases in ALLIANCE revenues. In November 2004, Forgent sold its ALLIANCE software suite to Tandberg Telecom AS. See Part I, Item 1, Note 4 - “Sale of Assets” in the accompanying financial statements. After the sale, Forgent continued to provide maintenance and support to its existing ALLIANCE customers through May 2005.

Since acquiring its Meeting Room Manager (“MRM”) and Visual Asset Manager software products in October 2003, Forgent has continued to develop its NetSimplicity software products, has introduced new related products as well as new releases of existing products, and increased revenues from its NetSimplicity product line each quarter. The increased revenues are attributable to Forgent’s direct sales organization as well as the refinement of its marketing mix, including Internet marketing, direct marketing and print advertising. At the end of the second fiscal quarter, the Company released MRM 6.0, which includes an enhanced web-based interface and other feature enhancements requested by customers. This new release has generated positive feedback from prospects and customers. Additionally, Forgent introduced three new packages of MRM in February 2005: MRM Team, MRM Web and MRM Enterprise. By packaging the MRM software with certain capabilities for various levels of usage, Forgent has provided solutions that are easy to understand and allow customers to make quicker purchasing decisions. As a result, revenues from the NetSimplicity product line have increased by $0.2 million and $0.8 million during the three and nine months ended April 30, 2005, as compared to the three and nine months ended April 30, 2004. Forgent will continue to target North American and international companies in the healthcare, education, legal, and financial industries, which generated approximately 57% of its third fiscal quarter’s sales. Management anticipates its NetSimplicity software business will continue to grow and the Company will continue to actively pursue sales to increase revenues.

Gross Margin

Gross margin for the three months ended April 30, 2005 was ($0.1) million, a decrease of $0.5 million, or 120%, from the $0.4 million reported for the three months ended April 30, 2004. Gross margin for the nine months ended April 30, 2005 was $3.1 million, an increase of $3.0 million, or 3,377%, from the $0.1 million reported for the nine months ended April 30, 2004. Gross margin as a percentage of total revenues were (7%) and 51% for the three months ended April 30, 2005 and 2004, respectively. Gross margin as a percentage of total revenues were 33% and 1% for the nine months ended April 30, 2005 and 2004, respectively.

When Forgent decided to cease actively marketing and selling its ALLIANCE software products in the second fiscal quarter of 2004, the Company recorded a $4.8 million non-cash impairment charge related to the capitalization of its ALLIANCE software development costs and certain prepaid royalties, which was recorded as part of costs of sales. Without the effects of the impairment charge, gross margins decreased by $1.9 million, or 38% for the nine months ended April 30, 2005, as compared to the nine months ended April 30, 2004, respectively.

Without the effects of the impairment charge, the $0.5 million and the $1.9 million decreases in the Company’s total gross margin during the three and nine months ended April 30, 2005, as compared to the three and nine months ended April 30, 2004, are due primarily to the $0.5 million and $2.6 million decreases in gross margin resulting from license agreements obtained during those periods, respectively. The cost of sales from the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues as well as legal expenses incurred from legal counsel’s time in connection with the Company’s Patent Licensing Program. At the end of the first fiscal quarter of 2005, Forgent terminated its previous legal counsel participating in the Company’s Patent Licensing Program. Prior to this termination, cost of sales from the intellectual property licensing business only included contingent legal fees, which were based on 50% of the licensing revenues received on signed agreements. As a result of discussions following the termination, on December 21, 2004, Forgent entered into a Resolution Agreement with its former counsel and a letter agreement with three law firms who previously served as local counsel in the ‘672 Litigation. Under the Resolution Agreement, the Company agreed to pay its former counsel an initial amount of $1.0 million, 50% of the first $6.0 million in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter. Under the letter agreement, the Company agreed to pay the three local counsel law firms an initial amount of $37.5 thousand, 7.5% of the first $6.0 million in settlements or judgments received from certain defendants and 1.5% of all settlements or judgments received from such defendants thereafter.

In January 2005, Forgent entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, Forgent agreed to pay Godwin a contingency fee, net of expenses, once total proceeds from licensing and litigation exceed $6.0 million. Additionally, Forgent agreed to pay Godwin 50% of the firm’s standard hourly rate for time incurred. In May 2005, Forgent amended its agreement with Godwin, effective May 1, 2005, to change the contingency fee percentage amount to 22% and to establish a fixed monthly fee for time incurred at $0.2 million. Also in January 2005, Forgent entered into an agreement with The Roth Law Firm, P.C. (“Roth”) to represent the Company as local counsel in Marshall, Texas. In February 2005, the Judicial Panel on Multidistrict Litigation ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California. As a result, Roth’s and the three local law firms’ legal services are not currently required.

As a result of all the agreements disclosed above, Forgent’s cost of sales from its intellectual property licensing business for the three and nine months ended April 30, 2005 included $0.6 million and $1.7 million, respectively, for legal counsels’ time incurred. These additional expenses in fiscal year 2005 caused the related cost of sales to exceed 50% of its intellectual property licensing revenues. Because of the fixed monthly fee arrangement with Godwin, management anticipates higher gross margins for the Company once the Company generates licensing revenue sufficient to cease paying its former counsel the 50% contingent fee provided for the Resolution Agreement. To date, all of the Company’s licensing revenue has been generated by the ‘672 patent. The U.S. ‘672 patent expires in October 2006 and the foreign counterparts expire in September 2007. When the ‘672 patents expire, licensing revenues may decline unless alternative sources are found. If licensing revenues decline, total gross margins will be adversely affected.

Gross margin for the software segment increased $9 thousand and $5.6 million during the three and nine months ended April 30, 2005, as compared to the three and nine months ended April 30, 2004. The cost of sales associated with the software and services business is relatively fixed and currently results primarily from the amortization of the Company’s purchased software development costs and intangible assets. During the three months ended April 30, 2005, the software segment’s cost of sales increased by $25 thousand. During the nine months ended April 30, 2005, the software segment’s cost of sales decreased by $6.0 million, which is due to decreases in amortization and compensation expenses resulting from Forgent’s impairment of its capitalized software development costs and termination of certain employees related to its ALLIANCE software suite in January 2004. Without the effects of the impairment charge recorded in January 2004, the software segment’s gross margin increased $0.7 million for the nine months ended April 30, 2005. Since revenues generated from the software and services business directly affect gross margins and since management anticipates growing revenues for this segment, management expects gross margins from the software and services business to improve.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2005 were $4.1 million, an increase of $0.8 million, or 24%, from the $3.3 million reported for the three months ended April 30, 2004. SG&A expenses for the nine months ended April 30, 2005 were $10.4 million, an increase of $0.7 million, or 7%, from the $9.7 million reported for the nine months ended April 30, 2004. SG&A expenses as a percentage of total revenues were 346% and 403% for the three months ended April 30, 2005 and 2004, respectively. SG&A expenses as a percentage of total revenues were 112% and 86% for the nine months ended April 30, 2005 and 2004, respectively.

The $0.8 million increase in SG&A expenses during the three months ended April 30, 2005, as compared to the three months ended April 30, 2004, is due primarily to a $1.7 million increase in legal fees, which is offset by a $0.6 million decrease in compensation expenses. Similarly, the $0.7 million increase in SG&A expenses during the nine months ended April 30, 2005, as compared to the nine months ended April 30, 2004, is due primarily to a $3.1 million increase in legal fees, which is offset by a $2.5 million decrease in compensation expenses.

The $1.7 million and $3.1 million increases in legal fees during the three and nine months ended April 30, 2005 are due to costs incurred in the ‘672 Litigation, the suit against the Estate of Gordon Matthews and in responding to the Federal Trade Commission (“FTC”) inquiry. Additionally, Forgent incurred approximately $1.2 million in one-time expenses during the second fiscal quarter related to the termination of its former legal counsel. Due to the favorable verdict resulting from the Matthews trial, management does not anticipate additional significant legal fees to be incurred from this matter. As Forgent continues to pursue licensing and litigating the ‘672 patent, significant legal fees will continue to be incurred. However, management believes the Company has the necessary financial resources to support all of its current and upcoming licensing and litigation efforts.

The increases in legal fees are offset by $0.6 million and $2.5 million decreases in compensation expenses for the three and nine months ended April 30, 2005. During fiscal year 2004, Forgent restructured its software operations and terminated 33 employees in sales and marketing and seven employees in the general and administrative functions. These employment terminations, which relate primarily to the ALLIANCE sales force, led to the decreased compensation expenses in fiscal year 2005. Management continues to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.

Research and Development

Research and development (“R&D”) expenses for the three months ended April 30, 2005 were $0.2 million, a decrease of $0.7 million, or 77%, from the $0.9 million reported for the three months ended April 30, 2004. R&D expenses for the nine months ended April 30, 2005 were $0.9 million, a decrease of $2.3 million, or 72%, from the $3.2 million reported for the nine months ended April 30, 2004. R&D expenses as a percentage of total revenues were 18% and 113% for the three months ended April 30, 2005 and 2004, respectively. R&D expenses as a percentage of total revenues were 10% and 28% for the nine months ended April 30, 2005 and 2004, respectively.

During the three months ended April 30, 2005, Forgent released version 6.1 of its flagship software product, Meeting Room Manager (“MRM”) and is currently developing a new Catering Management module for

MRM as well as other new value-added modules. The Company plans to introduce these modules to the market during the summer of 2005. During the third fiscal quarter, Forgent also further developed Visual Asset Manager 5.5, targeted for release by July 2005. New features include support for handheld barcode scanners, tablet PC input devices and other improvements designed to meet the needs of large, multi-site organizations seeking to comply with the Sarbanes-Oxley Act and other regulatory requirements.

The R&D expenses during the nine months ended April 30, 2004 are net of $0.9 million in costs that were capitalized. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. At the time the product is released for sale, the capitalized software is amortized over the estimated economic life of the related project, generally three years. As part of the Company’s efforts to restructure its software operations in fiscal year 2004, Forgent fully impaired its ALLIANCE capitalized software development costs as of January 31, 2004. As a result, no ALLIANCE R&D costs were capitalized during the three months ended April 30, 2004 or during the three and nine months ended April 30, 2005. Additionally, no R&D costs related to the NetSimplicity software products have been capitalized and management currently does not anticipate any to be capitalized for the foreseeable future.

The $0.7 million decrease in R&D expenses during the three months ended April 30, 2005, as compared to the three months ended April 30, 2004, is due primarily to a $0.5 million decrease in compensation expenses. The $2.3 million decrease in R&D expenses during the nine months ended April 30, 2005, as compared to the nine months ended April 30, 2004, is due primarily to a $2.1 million decrease in compensation expenses and a $0.6 million decrease in consulting, legal and other professional fees, which are offset by a $0.9 million decrease in capitalized software development costs as explained above. During fiscal year 2004, Forgent restructured its software operations and terminated 22 employees in research and development. Additionally, nine employees terminated their employment voluntarily in 2004. These employment terminations caused the decreases in compensation expenses during fiscal year 2005. Management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

Impairment of Assets

During the nine months ended April 30, 2004, Forgent recorded impairment losses on its Consolidated Statement of Operations as follows:

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

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4.7 million in net capitalized software development costs and $.02 million in equipment related to ALLIANCE. Additionally, Forgent impaired $0.1 million of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and services revenues and Forgent’s shift in its strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5.0 million impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10.1 million impairment charge related to ALLIANCE was recorded to the Company’s Consolidated Statement of Operations for the nine months ended April 30, 2004, with $4.8 million in cost of sales and $5.3 million in operating expenses.

Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with SFAS No. 142 and SFAS No. 144. These assets included fixed assets and intangible assets. Based on the projected positive cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the nine months ended April 30, 2004.

In January 2004, the Company closed its sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $0.1 million. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1.5 million. During the second fiscal quarter of 2004, Forgent also analyzed its recorded leasehold improvements at its Wild Basin property. This analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $0.2 million related to these leasehold improvements. The $1.7 million impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded as part of operating expenses in the Company’s Consolidated Statement of Operations for the nine months ended April 30, 2004.

Other Income and (Expenses)

Other income for the three months ended April 30, 2005 was $0.1 million, an increase of $0.1 million, or 414%, from the $21 thousand in other income reported for the three months ended April 30, 2004. Other income for the nine months ended April 30, 2005 was $3.6 million, an increase of $4.2 million, or 696%, from the $0.6 million in other expenses reported for the nine months ended April 30, 2004. Other income as a percentage of total revenues were 9% and 3% for the three months ended April 30, 2005 and 2004, respectively. Other income (expenses) as a percentage of total revenues were 39% and (5%) for the nine months ended April 30, 2005 and 2004, respectively.

The $4.2 million increase in other income for the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004, are due to two events. During the second fiscal quarter of 2005, Forgent sold certain patents and other intellectual property and documentation to Tandberg. As a result of this sale, Forgent recorded a $3.3 million gain, net of expenses, for the nine months ended April 30, 2005. During the second fiscal quarter of 2004, Forgent recorded $0.6 million in foreign currency losses associated with ceasing the operations of certain international entities.

Income from Discontinued Operations

No income was generated from discontinued operations for the three months ended April 30, 2005 or the three months ended April 30, 2004. Income from discontinued operations for the nine months ended April 30, 2005 was $1.0 million, an increase of $0.4 million, or 77%, from the $0.6 million reported for the nine months ended April 30, 2004. Income from discontinued operations as a percentage of total revenues were 11% and 5% for the nine months ended April 30, 2005 and 2004, respectively.

In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business, based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. As a result of the sale, the Company has presented this business as discontinued operations on the Company’s Consolidated Financial Statements. The $1.0 million in income recorded from discontinued operations during the nine months ended April 30, 2005, represents the final cash payment received from Gores in January 2005 for indemnity claims held in escrow. No indemnity claims were paid pursuant to the sales agreement with Gores. Details of this escrowed fund and other important information are set forth in the Company’s proxy statement for fiscal year 2002. The $0.6 million in income recorded from discontinued operations during the nine months ended April 30, 2004, represents cash received from Gores in January 2004 for purchase price adjustments related to the sale and related residual disposal activity. The Company did not conduct any business from this business line during the nine months ended April 30, 2005, or during the nine months ended April 30, 2004.

Net Loss

Forgent realized a net loss of $4.3 million, or $0.17 per share, during the three months ended April 30, 2005, compared to a net loss of $4.4 million, or $0.18 per share, during the three months ended April 30, 2004. Forgent realized a net loss of $3.7 million, or $0.15 per share, during the nine months ended April 30, 2005, compared to a net loss of $20.4 million, or $0.83 per share, during the nine months ended April 30, 2004. Net loss as a percentage of total revenues were 363% and 541% for the three months ended April 30, 2005 and 2004, respectively. Net loss as a percentage of total revenues were 40% and 181% for the nine months ended April 30, 2005 and 2004, respectively. Net loss decreased by $0.1 million during the three months ended April 30, 2005. Net loss decreased by $16.8 million during the nine months ended April 30, 2005, as compared to the nine months ended April 30, 2004, and is primarily attributable to the $11.8 million in impairment charges recorded during the second fiscal quarter of 2004.

During the three months ended April 30, 2005, Forgent continued to strengthen its Patent Licensing Program by generating additional licensing revenues, adding Microsoft Corporation to the litigation process and making significant progress in transferring the ‘672 Litigation to the United States District Court for the Northern District of California. Forgent increased revenues from its NetSimplicity product line by 3% over the three months ended January 31, 2005 and by 51 % over the three months ended April 30, 2004. Additionally, Forgent successfully prevailed in its jury trial against the Estate of Gordon Matthews. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 2005, Forgent had working capital of $15.9 million, including $20.0 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $2.7 million for the nine months ended April 30, 2005 due primarily to the $4.7 million in net loss, which was offset by $0.7 million in non-cash depreciation and amortization expenses, a $0.6 million increase in accounts payable and a $0.7 million increase in accrued expenses. Cash used in operating activities was $0.6 million for the nine months ended April 30, 2004 due primarily to a net loss of $21.0 million, which was offset by $11.8 million in non-cash impairment charge and $8.7 million in sale and decrease in accounts receivable. During the nine months ended April 30, 2005, Forgent collected $3.8 million related to its sale of assets to Tandberg. Management plans to utilize these cash receipts to invest more resources in its Patent Licensing Program, especially due to anticipated expenditures related to the ‘672 Litigation, and manage its software operations towards profitability. During the nine months ended April 30, 2004, the Company sold $1.7 million of its outstanding accounts receivable, without recourse, to Silicon Valley Bank and received proceeds of $1.7 million. No accounts receivable were sold during the nine months ended April 30, 2005. Forgent continues to conscientiously collect all of its outstanding receivables. The Company’s days sales outstanding decreased 11 days to 40 days for the three months ended April 30, 2005, as compared to the previous fiscal quarter. As of April 30, 2005, no trade accounts receivables had aged out past 60 days.

Cash provided by investing activities was $1.1 million for the nine months ended April 30, 2005 due primarily to $1.0 million in net sales of short-term investments. Cash used in investing activities was $3.8 million for the nine months ended April 30, 2004 due primarily to $2.3 million paid related to the purchase of Network Simplicity Software, Inc., a $0.9 million increase in capitalized software development costs and $0.7 million in net purchases of property and equipment. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio. The Company’s current operations are not capital intensive and management does not anticipate any significant purchases of fixed assets during the remaining fiscal quarter of 2005.

As of April 30, 2005, the Company leased office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate the Company to pay property taxes, maintenance and insurance. Additionally, the Company used the proceeds from its notes payable to purchase equipment and fund operations. Forgent may periodically make other commitments and thus become subject to other contractual obligations. Amounts payable under Forgent’s leases and notes payable are as follows:

	Payments Due By Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$26,989	$4,054	$6,815	$6,666	$9,454
Notes payable obligations	694	376	318	—	—

Total	$27,683	$4,430	$7,133	$6,666	$9,454

Approximately 96% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas. As of April 30, 2005, Forgent had $3.1 million in future minimum lease payments receivable under non-cancelable sublease arrangements. Additionally, Forgent had a $1.6 million liability related to impairment charges for the economic value of the lost sublease rental income for its Wild Basin property.

Cash provided by financing activities was $49 thousand for the nine months ended April 30, 2005 due primarily to $0.1 million in proceeds received from the issuance of stock. Cash provided by financing activities was $23 thousand for the nine months ended April 30, 2004 due primarily to $0.5 million in purchases of treasury stock and $0.4 million in payments on notes payable and capital leases, which were offset by $0.9 million in proceeds received from the issuance of stock and notes payable. Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. During the nine months ended April 30, 2005 and 2004, the Company repurchased 36,200 shares for $0.1 million and 137,085 shares for $0.5 million, respectively. As of April 30, 2005, Forgent had repurchased 1,790,401 shares and had the approval to repurchase approximately 1.2 million additional shares. Management will continue to evaluate repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of April 30, 2005, Forgent’s principal source of liquidity consisted of cash, cash equivalents and short-term investments balance of $20.0 million. Management currently plans to utilize its cash balances to focus on pursuing the ‘672 Litigation and funding its software operations and will consider potential opportunities in acquiring a growing and profitable public or privately held technology business or product line. Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under “Risk Factors – Licensing Program” below. Additionally, Forgent’s expenditures related to the ‘672 Litigation could continue to increase as discussed under “Risk Factors – Litigation” below. As previously stated above, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to continue to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to the ‘672 Litigation, increased expense levels, potential acquisitions and other factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board issued SFAS No. 123R “Share-Based Payment,” which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation.” This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense on the statement of operations over the vesting period of the awards. Forgent currently does not expense its share-based compensation based upon the fair value method, but discloses the effect of these items as required by SFAS No. 123 and SFAS No. 148. See Note 10 -”Stock Based Compensation.” SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Based on current stock options granted, management will continue using the Black-Scholes model to estimate the fair value of its options and anticipates it will incur compensation expense of approximately $0.1 million - $0.2 million per quarter upon adoption of this standard during the first fiscal quarter of 2006.

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

Litigation

The Company has initiated the ‘672 Litigation against multiple companies for infringement of its ‘672 patent. As with any litigation, the outcome is uncertain, and although the Company intends to vigorously pursue its claims, there can be no assurance or certainty that the Company will prevail. The litigation will be lengthy and costly. Additionally, unintended consequences of the Company’s initiating the ‘672 Litigation may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the ‘672 Litigation, that the Company may become subject to counterclaims or lawsuits and that the expenses of pursuing the ‘672 Litigation could increase based upon new developments occurring. These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business, prospects, liquidity and results of operations.

Licensing Cycle

Forgent’s licensing cycle for its Patent Licensing Program is lengthy and costly, including expenditures related to various consultant fees, travel costs and legal costs. Due to multiple negotiations and legal due diligence required, the licensing process cannot necessarily be expedited. As a result, the Company’s intellectual property licensing revenues may fluctuate from quarter to quarter, making it difficult for Forgent to predict its revenues, which could cause the Company to miss analysts’ expectations. Additionally, these fluctuations and missed expectations may lead to reduced prices for the Company’s common stock.

Counsel for Patent Licensing Program

The Patent Licensing Program is dependent on intensive legal due diligence and negotiations. On October 27, 2004, Forgent formally terminated its former counsel and has engaged new legal counsel to advise it in connection with the Company’s Patent Licensing Program. As of March 15, 2005, the transition in the provision of legal services to Forgent was completed. However, risks that this termination may cause delays in Forgent’s ability to proceed with its Patent Licensing Program, which could have a material and adverse impact on the Company’s business, liquidity and results of operations, may still remain.

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

‘672 Patent Revenues Finite

To date, all of the Company’s intellectual property licensing revenue has been derived from the ‘672 patent. The U.S. ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007.

Revenue from these patents are finite and, if such revenues are not replaced, net income and the market price of Forgent’s common stock will decline following the expiration of the ‘672 patent or the resolution of the ‘672 Litigation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company’s investments, Forgent does not consider these risks to be significant. For additional Quantitative and Qualitative Disclosures about Market Risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. There have been no material changes in the Forgent’s market risk exposures from those reported in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. No changes were made in the Company’s internal controls over financial reporting during the quarter ended April 30, 2005, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Litigation of United States Patent No. 4,698,672

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, CLI, initiated litigation (“‘672 Litigation”) against 44 companies for infringement of the United States Patent No. 4,698,672 (“‘672 patent”)

in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants are Adobe Systems Incorporated; Agfa Corporation; Apple Computer, Incorporated; Axis Communications, Incorporated; Cannon USA; Concord Camera Corporation; Creative Labs, Incorporated; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Kyocera Wireless Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Oce’ North America, Incorporated; Onkyo Corporation; PalmOne, Inc.; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; Thomson S.A.; Toshiba Corporation; Xerox Corporation; Acer America Corporation; AudioVox Corporation; BancTec, Inc.; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Google Inc.; ScanSoft, Inc.; Sun Microsystems Inc.; TiVo Inc.; Veo Inc.; Yahoo! Inc.; Creo, Inc. and Creo Americas, Inc. Forgent has since settled with defendants Adobe Systems, Inc., Macromedia, Inc., Onkyo Corporation and AudioVox Corporation.

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

On September 27, 2004, two defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL Panel”) requesting the court to transfer the ‘672 Litigation to either the Delaware or California courts, where the actions filed by the defendants are pending. In October 2004, the Company filed its response opposing transfer of the ‘672 Litigation to Delaware or California and the remaining defendants filed a response joining in the motion to transfer the ‘672 Litigation to Delaware or California. In February 2005, the MDL Panel ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California.

On April 15, 2005, Microsoft Corporation sued CLI and Forgent in the United States District Court for the Northern District of California, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other claims for relief. On April 21, 2005, the Company initiated litigation against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Marshall Division, seeking monetary damages, among other relief sought, for the infringement of the ‘672 patent. On June 8, 2005, Forgent filed a notice to dismiss its suit against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Marshall Division, without prejudice. On June 9, 2005, Forgent filed a motion to dismiss or stay the Microsoft Corp. v. Forgent Networks, Inc. and CLI suit in the United States District Court for the Northern District of California. Forgent will continue to protect its intellectual property rights through licensing or litigation against Microsoft. Although Forgent is currently unaware of any other suits against CLI and itself regarding the ‘672 patent, it is possible that other defendants, and/or other accused infringers, could file similar suits for declaratory relief.

At a proceeding on May 19, 2005, the United States District Court for the Northern District of California set the claims construction hearing date for the ‘672 Litigation to be on February 13, 2006.

Federal Trade Commission Inquiry

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing program. The Company believes that CLI has not acted improperly and advised the FTC as such. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May

2004 by filing a petition to quash and/or limit the Subpoena and CID. In November 2004, the FTC issued a ruling denying Forgent’s Petition to Quash, but modifying the Subpoena and CID. In February 2005 and March 2005, the Company responded to the Subpoena and the CID by providing the required documents and other responsive material.

Estate of Gordon Matthews

In February 2003, the Company received a letter from legal counsel for the independent executrix of the Estate of Gordon Matthews, asserting that the Company was obligated to pay the independent executrix of the Estate of Gordon Matthews for the asserted value of services claimed to have been rendered by Mr. Matthews in connection with his alleged involvement in the Company’s Patent Licensing Program. In February 2003, the Company initiated an action in the 261st District Court in Travis County, Texas, styled Forgent Networks, Inc. v. Monika Matthews, et al., for the purposes of declaring that the Company has no obligation to the defendant. In that action, the defendant filed a counter claim asserting that the independent executrix of the Estate of Gordon Matthews was entitled to recover in quantum meruit for the reasonable value of the work and services claimed to have been provided by Gordon Matthews, a former member of the board of directors and consultant to the Company, which the defendant asserted was at least $5.0 million.

The matter went to trial on April 26, 2005. On May 6, 2005, the jury unanimously concluded that Forgent has no further liability to the Estate of Gordon Matthews. Additionally, the Company was successful in its claim for payment of prior officer loans and attorney’s fees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2001 Forgent announced a stock repurchase program to repurchase up to two million shares of the Company’s stock. In September 2002, Forgent’s board of directors approved the repurchase of an additional million shares of the Company’s stock. During the third fiscal quarter, Forgent repurchased 36,200 shares under this program. All shares were repurchased in open-market transactions.

	Issuer Purchases of Equity Securities
	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plans
February 1, 2005 – February 28, 2005	0	$0.00	0	1,245,799
March 1, 2005 - March 31, 2005	36,200	$2.69	36,200	1,209,599
April 1, 2005 - April 30, 2005	0	$0.00	0	1,209,599

Total	36,200	$2.69	36,200	1,209,599

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

10.29	10.29 Settlement Agreement, dated April 28, 2005, by and among Forgent Networks, Inc., Forgent Networks Canada, Inc., Network Simplicity Software, Inc., Extreme Ease Software, Inc., and James Dean (incorporated by reference to Exhibit 10.29 of the Company’s report on Form 8-K dated May 4, 2005).

10.30	Amended and Restated Agreement, effective May 1, 2005, by and among Forgent Networks, Inc., Compression Labs, Inc., and Godwin Gruber, LLP (incorporated by reference to Exhibit 10.30 of the Company’s report on Form 8-K dated May 25, 2005).

10.31	Separation Agreement and Full and Final Release of Claims, dated May 24, 2005, by and among Forgent Networks, Inc. and Ken Kalinoski (incorporated by reference to Exhibit 10.31 of the Company’s report on Form 8-K dated May 31, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

Date: June 14, 2005	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Date: June 14, 2005	By:	/s/ JAY C. PETERSON
Jay C. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

10.29	Settlement Agreement, dated April 28, 2005, by and among Forgent Networks, Inc., Forgent Networks Canada, Inc., Network Simplicity Software, Inc., Extreme Ease Software, Inc., and James Dean (incorporated by reference to Exhibit 10.29 of the Company’s report on Form 8-K dated May 4, 2005).

10.30	Amended and Restated Agreement, effective May 1, 2005, by and among Forgent Networks, Inc., Compression Labs, Inc., and Godwin Gruber, LLP (incorporated by reference to Exhibit 10.30 of the Company’s report on Form 8-K dated May 25, 2005).

10.31	Separation Agreement and Full and Final Release of Claims, dated May 24, 2005, by and among Forgent Networks, Inc. and Ken Kalinoski (incorporated by reference to Exhibit 10.31 of the Company’s report on Form 8-K dated May 31, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002