Form 10-K
period 2005-07-31
FORGENT NETWORKS  INC
filed 2005-10-31
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-20008

FORGENT NETWORKS, INC.

A DELAWARE CORPORATION	IRS EMPLOYER ID NO. 74-2415696

108 WILD BASIN ROAD

AUSTIN, TEXAS 78746

(512) 437-2700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 21,442,057 shares of the registrant’s Common Stock held by nonaffiliates on January 31, 2005 was approximately $43,956,217. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 21, 2005 there were 25,180,302 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

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

Forgent is a Delaware corporation incorporated in 1985 with principal executive offices located at 108 Wild Basin Road, Austin, Texas 78746. The Company telephone number is (512) 437-2700 and the Company website is www.forgent.com. The Company does not intend for information contained on its website to be part of this Form 10-K. Forgent makes available free of charge, on or through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material or furnishes it to the Securities and Exchange Commission. The Company has two main business segments - intellectual property licensing and scheduling and asset management software and services. Additional segment information is contained elsewhere in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company” and the segment footnote in the accompanying financial statements.

Forgent’s intellectual property licensing business is derived from the Company’s Patent Licensing Program. The Company’s Patent Licensing Program is currently focused on generating licensing revenues related to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 (the “672 patent”) and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. The Company’s aggregate intellectual property licensing revenues, which were generated by the licensing of these patents, totaled over $103.0 million from the inception of the licensing program through July 31, 2005. Other patents are currently being investigated for additional licensing opportunities.

In October 2003, Forgent acquired software products from Network Simplicity Software Inc. and molded these products into the Company’s NetSimplicity software product line, which is currently sold through the Company’s web and telesales business model. NetSimplicity’s flagship product, Meeting Room Manager (“MRM”), automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more. The product is easy to install and easy to deploy, which allows customers to be utilizing the software within minutes of starting their deployment. Other products currently marketed in the NetSimplicity portfolio include Resource Scheduler, a scheduling application built on the same technological platform as MRM but designed for scheduling resources such as equipment, computers, etc., and Visual Asset Manager, an easy-to-use total asset tracking and management tool.

Using its expertise in the videoconferencing equipment industry, the Company previously manufactured and installed videoconferencing endpoints. In January 2002, the Company sold its manufacturing products business and shifted its focus from hardware manufacturing to software and services. To further expedite this shift, during fiscal year 2002, Forgent sold its integration business, which designed and installed custom integrated visual communication systems primarily in meeting spaces of large corporations. During fiscal year 2003, the Company completed the divestiture of its videoconferencing hardware services business, devoting itself entirely to its intellectual property licensing business, as well as its software and services business.

During the year ended July 31, 2005, Forgent continued focusing on licensing its intellectual property and growing its software business. Forgent achieved several goals including: (1) generated additional licensing revenues from its Patent Licensing Program, (2) transferred the litigation related to the ‘672 patent to the United States District Court for the Northern District of California without significant delays, (3) included Microsoft Corporation in the ongoing litigation process, (4) initiated litigation to protect its U.S. Patent No. 6,285,746, (5) grew revenues from its NetSimplicity product line by 97.5% over prior year, (6) and completed the divestiture of its ALLIANCE operations. Despite these achievements, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability.

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

The Company licenses its intellectual property to companies, which manufacture and sell hardware or software devices that incorporate Forgent’s technology. Through the licensing program, the Company seeks to monetize its investment in its intellectual property portfolio and leverage the resulting cash flow from licensing revenues in order to achieve a profitable and growing business as well as returning value to its stockholders. The Company has taken a portion of the intellectual property cash flows and invested them in NetSimplicity, the Company’s software business. As the Company further evolves, Forgent’s strategy will continue to adhere to the following key elements:

•	License its patents to companies that utilize Forgent’s technology in their products,

•	Pursue litigation against those companies who are infringing the Company’s patent and refuse to sign license agreements,

•	Achieve profitability within its software segment as quickly as possible,

•	Explore opportunities to acquire a significant, growing and profitable business, and

•	Continue to reduce costs.

Intellectual Property Licensing Business

The Company’s success is largely dependent on its ability to license and commercialize its intellectual property from its patent portfolio, which currently includes over two-dozen issued patents and several pending patent applications. Forgent intends to continue its efforts to derive revenue from its intellectual property licensing business in order to provide stability and serve as an internal source of funding for the Company’s future growth. The Company’s Patent Licensing Program is currently focused on generating licensing revenues related to the Company’s data compression technology embodied in the ‘672 patent and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. The licensing revenues generated by the ‘672 patent primarily relate to one-time intellectual property license agreements and the Company does not anticipate any additional intellectual property revenue from these companies. However, Forgent continues to actively seek new licenses and put more companies on notice by extending the ‘672 patent’s global reach.

Between April 2004 and November 2004, Forgent initiated litigation against multiple companies for infringement of its ‘672 patent. In July 2005, Forgent initiated litigation against 15 companies for infringement of its United States Patent No. 6,285,746 (“‘746 patent”), which relates to technology that stores incoming multimedia in a controlled video system and allows retrieval and playback during the recording. In addition to these proceedings, Forgent continues to pursue license agreements with targeted companies, whether or not named in the litigation. Additionally, Forgent is currently investigating other patents for additional licensing opportunities.

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

Software & Services Business

Forgent’s software products provide simple and affordable solutions to common office administration problems. Forgent’s customers include businesses, educational institutions, healthcare organizations and legal entities of all sizes. In October 2003, Forgent acquired software products from Network Simplicity Software Inc. and has molded these products into the Company’s NetSimplicity software product line. NetSimplicity’s flagship product, Meeting Room Manager, provides a complete meeting logistics and room scheduling solution in an easy-to-buy and easy-to-deploy application. Management believes that its current scheduling and asset management software and services help minimize or eliminate the inefficiencies plaguing meeting environments. As Forgent expands the market awareness of its products and services, management feels it will successfully generate additional revenue. However, uncertainties and challenges remain and there can be no assurances that Forgent’s strategy will be successful.

Focus on Expenses

The Company continues to work to reduce operating expenses and has employed a variety of strategies including office space rationalization, equipment lease terminations and asset divestitures among others. The Company’s software development efforts are in its NetSimplicity office in Vancouver, Canada where it can realize lower operating costs due to salary and overhead costs savings. The Company will continue to explore additional overall spending reductions while increasing spending in the intellectual property business and also maintaining its investment in the software business.

INTELLECTUAL PROPERTY LICENSING BUSINESS

Background

In the past, Forgent licensed its intellectual property to various users and developed this practice into the Company’s Patent Licensing Program. During fiscal year 2002, the Company signed two patent license agreements, including one with Sony Corporation. These patent license agreements related to the Company’s data compression technology embodied in the ‘672 patent that will expire in October 2006 and its foreign counterparts that will expire in September 2007.

In May 1997, the Company’s stockholders approved a merger with Compression Labs, Incorporated (“CLI”), a Delaware corporation that developed, manufactured and marketed visual communication systems. As a result, CLI became a direct wholly-owned subsidiary of the Company. Through this merger, the Company acquired certain patents, including the ‘672 patent. Forgent also has foreign counterparts of this patent in force in Great Britain, France, Germany and Italy. The ‘672 patent covers a type of encoding and decoding that plays a principle role in JPEG.

Joint Photographic Experts Group (“JPEG”) is a standardized image compression mechanism, designed for compressing and decoding full-color or gray images. Since JPEG is designed for still images, it works well on photographs and other similar material. The JPEG standard compresses the still images into smaller files, which take less time to transmit across networks and saves significant disk space for archiving purposes. Additionally, JPEG can store full color information, thus allowing images to be exchanged among people with widely varying display hardware.

A wide variety of products create and manipulate digital images by using JPEG. Manufacturers, software product providers and media services providers in various industries worldwide use JPEG in their products, including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices, etc. The Company’s ‘672 patent covers all of these types of products that utilize JPEG and accordingly, Forgent seeks to commercialize the patent through license agreements with companies making, using or selling these products. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company – Results of Operations” for more detail.

Forgent has also identified another patent, the ‘746 patent, which management hopes to garner licensing revenues from. The ‘746 patent relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording. A variety of products that record audio-video programming content use this technology, including cable television and satellite television set-top-boxes with digital video recording functionality. The Company developed and patented this technology, and the patent expires in May 2011.

Patent Licensing Program

To date, the Company has signed several license agreements with international consumer and commercial electronics firms. As a result of pursuing license agreements related to the ‘672 patent, Forgent’s intellectual property licensing segment has aggregated over $103.0 million in licensing revenues since inception. The Company expends significant efforts and expenses identifying potential licensees and negotiating license agreements. During the negotiations, the Company typically seeks consideration for sales made prior to the effective date of the license agreement, as well as a license fee or royalties for future sales. Additionally, most of Forgent’s license agreements to date are fully paid upon signing and do not require further payments. Management expects that most new license agreements will follow this model.

Forgent recognizes intellectual property licensing revenues and the related cost of sales in the period the license agreements are signed. The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred for legal counsel’s time. Historically, Forgent’s fee arrangement with its counsel engaged in connection with its Patent Licensing Program was based on a percentage of the licensing revenues received on signed agreements. On October 27, 2004, Forgent formally terminated its counsel and engaged new counsel, Godwin Gruber, LLP (“Gruber”), to advise it in connection with its Patent Licensing Program. Forgent worked with both counsels to ensure a timely and efficient transition in legal services.

On October 17, 2005, Forgent terminated Gruber as lead legal counsel for its Patent Licensing Program. However, Gruber will continue to provide legal services to the Company and will be paid on an hourly basis. On October 26, 2005, Forgent engaged Susman Godfrey, LLP (“Susman”) to lead its Patent Licensing Program. Under the new agreement, Forgent agrees to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent receives $6.0 million in gross recoveries received on or after October 27, 2004. Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116,000 for time incurred.

In addition to generating licensing revenues from the ‘672 patent, the Company has identified the ‘746 patent as another source of licensing revenues and is currently investigating other patents for additional licensing opportunities. However, efforts related to the other patents may ultimately not result in any additional revenues generated for the Company. In addition to the current litigations as discussed in the following “Litigation” section, Forgent will continue to pursue license agreements with targeted companies, whether or not named in the litigation. Although management anticipates signing more patent license agreements with other companies from various industries, there can be no assurance that additional licenses can be obtained or, if obtained, that any new license agreements will be on similar or favorable terms. Additionally, the timing of signing the license agreements and the timing of the litigation results continue to pose forecasting challenges, which inevitably causes peaks and valleys in the Patent Licensing Program.

Forgent’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with pursuit of the program and other risks that could adversely affect the Company. Additionally, the ‘672 patent expires in October 2006 in the United States and its foreign counterparts expire in September 2007. Upon expiration of the ‘672 patent, no additional damages will accrue but the Company’s ability to recover for past damages will not be affected but may be limited by any applicable statue of limitations. However, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to seek to enforce and will pursue its rights through the legal system when necessary.

Litigation

Between April 2004 and November 2004, Forgent initiated litigation against multiple companies for infringement of its ‘672 patent (the “‘672 Litigation”). In July 2005, Forgent initiated litigation against 15 companies for infringement of its ‘746 patent (the “‘746 Litigation”). Several defendants in the ‘672 Litigation have sued Forgent, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid. The discovery process continues with respect to each proceeding. Management believes the litigation process is on track and has not discovered any new information that would lead the Company to change its current plans. Due to uncertainties inherent with litigation, management is unable to accurately predict the ultimate outcome. Forgent anticipates that it will continue to incur significant litigation costs and there can be no assurances that the Company will be able to recover these costs.

As of the date of filing, Forgent has settled with five of the defendants in the ‘672 Litigation. Forgent is also currently in discussions with other companies who are defendants in the ‘672 Litigation as well as the ‘746 Litigation. Therefore, management is encouraged that other defendants, as well as companies not currently named in the lawsuits, will choose to sign licensing agreements. See Item 3 “Legal Proceedings” for more detail.

In order to improve communication and information flow with its stockholders regarding the complicated litigation process, the Company has enhanced the intellectual property section of its corporate website to include viewing of selected court filings and links to related court websites.

Other Patents and Trademarks

Since the Company’s inception, Forgent has designed, developed and acquired technologies in the Company’s areas of expertise. In several cases, the Company obtained patents and then sought to commercialize these innovative technologies. The U.S. Patent and Trademark Office and foreign patent offices have issued the Company several dozen patents related to data compression, scheduling, videoconferencing, systems management and other technologies developed or acquired by Forgent. These patents comprise Forgent’s diverse intellectual property portfolio. Additionally, Forgent has several patent applications pending with the U.S. Patent and Trademark Office and anticipates continuing to pursue these pending applications in order to protect its intellectual property. However, there can be no assurance that Forgent’s pending patent applications will be issued as patents or that the issued patents can be licensed and/or litigated successfully. Management continues to expand the Company’s intellectual property program beyond its current focus on its patent related to data compression by attempting to license, enforce or sell the Company’s intellectual property. However, these efforts may ultimately not result in any additional revenues generated for the Company.

The Company has registered with the U.S. Patent and Trademark Office the “Forgent” trademark under its current business practices in the United States. The Company also registered with the U.S. Patent and Trademark Office and in certain foreign countries the “VTEL” mark and the “VTEL” logo. These trademarks and service marks were sold to VTEL Products Corporation as part of the sale of the products business segment in fiscal year 2002. Forgent retained all patents related to its discontinued products, integration, videoconferencing hardware services and ALLIANCE software businesses divested during fiscal years 2002, 2003 and 2005.

SOFTWARE & SERVICES BUSINESS

Background

Due to competitive pressures compelling companies to improve their critical business processes, the marketplace has witnessed a movement in which companies are re-examining opportunities for fundamental business improvement. Organizations of all sizes have realized that they can no longer schedule their facilities and related logistics, such as equipment, catering and other services, using a manual approach, which is fraught with inefficiencies such as double-booked rooms, catering errors and other time-consuming, costly issues. These inefficiencies have a significant negative business impact, including decreased productivity, diffused communications and delayed decisions, thus ultimately undermining the organization’s competitiveness. As a result of these inefficiencies, businesses have recognized a need for scheduling software that streamlines and optimizes their approach to meeting planning.

Leveraging this desire to streamline operations and improve efficiencies, Forgent’s scheduling software enables customers to quickly reserve rooms and other meeting logistics in a simplified manner. Because of its built-in capabilities to notify all service providers on the back end, needs such as special equipment and catering are communicated in advance and services are provided on time and without error. Additionally, Forgent’s total asset management software meets businesses’ need to efficiently and effectively discover, track and value company assets such as computers, software, printers, furniture and other key assets throughout the office environment. By streamlining and automating scheduling and office administration tasks, Forgent helps reduce costs associated with day-to-day office operations and increases productivity of those involved with meetings. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company – Results of Operations” for more detail.

Products & Services

In October 2003, Forgent acquired software products from Network Simplicity Software Inc. and has molded these products into the Company’s NetSimplicity software product line. NetSimplicity’s flagship product, Meeting Room Manager, provides a complete meeting and meeting room scheduling solution in an easy-to-buy and easy-to-deploy application. MRM enables users to instantly find and book available meeting rooms, schedule meeting services, such as catering or audio and visual devices, and invite attendees to the meeting. It provides a powerful but easy-to-use web-based user interface, enabling everyone in an organization to access the system without requiring software to be deployed at each desktop. MRM also includes a SQL database and rich and extensible reports, which provide management oversight into resource utilization and costs associated with the meeting environment.

The Company also markets Resource Scheduler, a derivative scheduling product of MRM. Resource Scheduler allows businesses to schedule resources other than meeting rooms, such as shared equipment or other resources, through an intuitive and customizable interface.

In addition to MRM, Forgent’s current NetSimplicity software product line also includes Visual Asset Manager (“VAM”). VAM enables companies to efficiently inventory, track and manage their fixed, mobile and IT assets across the entire organization – from any web browser. VAM also solves an organization’s needs to administer its assets by automatically locating IT assets, such as computers and software, and tracks these assets as well as other office equipment, furniture and other fixed assets. VAM provides a powerful but easy-to-use web-based interface that makes it easy to deploy in any environment, enabling organizations to map and display the locations of each asset on their floor plans as well as track maintenance coverage, equipment leases, warranties, repairs and depreciation for each asset in the inventory in a simple and cost-effective manner.

As an extension of its software product offerings, Forgent offers its customers maintenance and support contracts that provide ready access to qualified support staff, software patches as necessary and upgrades to the Company’s next software version without any additional costs. Additionally, Forgent also provides professional services for installation of and training on its software at the customer’s request.

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

Forgent’s research and development strategy is to continue to enhance Meeting Room Manager’s and Visual Asset Manager’s functionalities through new releases and new feature developments to satisfy the requirements of current and prospective customers. Forgent will continue to evaluate opportunities and develop new software that enables organizations to streamline the tasks associated with administering a business, simultaneously allowing organizations to improve their productivity while reducing costs associated with those tasks.

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

Sales and Distribution

Forgent sells its scheduling and asset management software principally through a direct telesales model. The Company’ web and telesales business model enables it to sell its software solutions in an efficient, cost-effective manner. The prospect visits Forgent’s website, gathers the product information needed, can optionally download the product for a 30-day free trial if desired and then can either purchase the software via credit card on the website or engage with a sales representative to purchase the software via purchase order. Additionally, the Company supplements the efforts of its direct sales force with its Partner Program described below. By working with these partners, Forgent expands the reach of its direct sales force and gains access to key opportunities in major market segments worldwide.

The Company has two distinct levels of partners in its Partner Program: the Reseller Partner and the Referral Partner. Reseller Partners are companies that represent Forgent in geographies outside the United States or in the Federal government as well as companies with video room integration projects or information technology integration projects. The Reseller Partner commits to a minimum level of business per year with the Company, and for that commitment they receive a channel discount. Forgent has the following Reseller Partners that represent the Company’s software outside the United States: BusinessSolve, Ltd. in the United Kingdom, Meeting Manager, Gmbh and TeDeG Gmbh in Germany, Symetria Ltd. in Switzerland and Corporate Initiatives in the Asia/Pacific region. Additionally, Forgent has several Reseller Partners that represent the Company’s software in the Federal government space. A Referral Partner provides the Company with the name and particular information about a customer and their needs as a sales lead. If the Company accepts the sales lead, registers it for a particular Referral Partner and subsequently makes a sale as a direct result of such a lead, the Company will pay the Referral Partner a sales lead referral fee. Currently Forgent’s Referral Partners include PolyVision Corp./Steelcase, Vmeals, e-Innovative Solutions and Marenzana Group.

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

The VAM product competes in a different marketplace: asset management in general and IT asset management in particular, both of which are well-defined and well-served software categories. VAM is differentiated by the strength of its visual, floor-plan-oriented user interface and its low price. Management believes there is an opportunity to continue to enrich the VAM feature set while maintaining price advantage to disrupt the more well-established products in the marketplace.

Marketing

Forgent’s software business has a large roster of more than 1,700 domestic and international customers, including many Fortune 500 companies. The consistent growth of the customer base relies on the development and implementation of a comprehensive integrated marketing plan, which is primarily aimed at reaching small to medium-sized businesses (“SMBs”) and departments of enterprise organizations throughout the United States, Europe and Asia Pacific. The integrated elements of Forgent’s marketing plan include a mix of demand generation, public relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from prospects, customers and other key stakeholders.

In December 2003, Forgent established NetSimplicity as a brand in order to appeal more directly to its target audiences. In terms of ongoing demand generation activities, the Company focuses its efforts primarily on Internet pay-per –click advertising and search engine optimization. Additional marketing mix elements include direct mail and e-mail marketing.

EMPLOYEES

As of October 13, 2005, Forgent had 33 employees in the following departments:

FUNCTION	NUMBER OF EMPLOYEES
Research and development	8
Sales and marketing	15
Finance, human resources and administration	10

Total	33

As the Company continues to evolve its business strategy, Forgent’s workforce is continually evaluated and adjusted accordingly - both in number and composition. The Company occasionally hires contractors to support its sales and marketing, engineering, information technology and administrative functions. Forgent believes it retains the appropriate management team and employees to fully implement its business strategy. None of the Company’s employees are represented by a collective bargaining agreement. Forgent has not experienced any work stoppages and considers its relations with its employees to be good.

The future performance of the Company depends largely on its continuing ability to effectively attract, train, retain motivate and manage highly qualified technical, sales, marketing and managerial personnel. Forgent’s development and management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. The Company generally does not have employment agreements with key management personnel or technical employees and uses incentives, including competitive compensation and stock option plans to attract and retain well-qualified employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Forgent’s key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICERS

Forgent’s executive officers are as follows:

Richard N. Snyder, age 61, joined the Company’s Board of Directors in December of 1997 and became Chairman of the Board in March 2000. In June 2001 Mr. Snyder was named Forgent’s President and Chief Executive Officer. Mr. Snyder has over 29 years of senior management experience, including Founder and Chief Executive Officer at Corum Cove Consulting, LLC, Senior Vice President of Worldwide Sales, Marketing, Service and Support at Compaq Computer Corporation, and Group General Manager at Hewlett-Packard. Mr. Snyder received a Masters in Business Administration from Saint Mary’s College and a Bachelor of Science from Southern Illinois University.

Jay C. Peterson, age 48, joined the Company in September 1995 as Manager of Corporate Planning and has served as Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at Dell Computer Corporation and held various financial positions during 11 years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration and a Bachelor of Arts in Economics from the University of Wisconsin.

Nancy L. Harris, age 42, joined the company in October 2001 as Vice-President of Marketing. She currently serves as Vice-President of Software and is responsible for the daily operations of the Company’s software business. Ms. Harris has 19 years experience in the software industry, serving in both marketing and development capacities. Prior to joining the Company, Ms. Harris was the Director of Marketing and Product Management at Clear Commerce, an Internet transaction-processing software company (2000 to 2001). Prior to that, Ms. Harris spent eight years with BMC Software in various positions including Director of Field Marketing, Director of Product Marketing and Development Manager. Ms. Harris also spent several years with Andersen Consulting in various capacities. Ms. Harris holds a Masters of Science in Marketing and a Bachelor of Science in Journalism from Northwestern University.

ITEM 2. PROPERTIES

Forgent’s headquarters and sales and marketing facility leases approximately 137,000 square feet at Wild Basin in Austin, Texas under a lease that expires in March 2013. Due to the downsizing of the Company on account of past divestitures and restructurings, Forgent had existing unoccupied leased space inventory, which was actively subleased. During fiscal year 2003, Forgent was able to sublease the vacated space quicker than originally anticipated; however, the rates on the subleases were considerably less than originally anticipated due to then current depressed market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded a lease impairment charge of $0.5 million. During fiscal year 2004, the current depressed market rates continued to drive rates on the subleases to levels less than anticipated. As a result, management calculated the economic value of the lost sublease rental income and recorded an additional charge of $1.5 million. As of July 31, 2005, Forgent had $1.5 million recorded as a liability on the Consolidated Balance Sheet related to its Wild Basin property. Currently, the Company occupies approximately 26,000 square feet, subleases approximately 102,000 square feet and anticipates continuing to sublease the remaining under-utilized space.

Forgent’s discontinued videoconferencing hardware services business partially occupies a facility of approximately 41,000 square feet in King of Prussia, Pennsylvania, which the Company leases through June 2006. As a result of the sale of Forgent’s videoconferencing hardware services business to an affiliate of Gores Technology Group (“Gores”) in fiscal year 2003, a portion of the total lease space was subleased to Gores. Gores and another subtenant currently sublease approximately 93% of the total lease space. Since management was unable to sublease the space at the Company’s lease rate, management calculated the economic value of the lost sublease rental income and recorded in discontinued operations a one-time charge of $0.5 million for the lease impairment related to its Pennsylvania facility in fiscal year 2003. As of July 31, 2005, Forgent had $0.1 million recorded as a liability on the Consolidated Balance Sheet related to its King of Prussia property.

Forgent also holds approximately 3,000 square feet of office space in Richmond, British Columbia, Canada. The Canadian facility provides office space for sales and marketing and development efforts. Management believes that the facility in Austin, Texas is adequate to meet Forgent’s current requirements and can accommodate further physical expansion of office space as needed.

ITEM 3. LEGAL PROCEEDINGS

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters, including those discussed below, may have a material adverse effect on the Company’s financial condition or results of operations. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party involves claims for damages in excess of 10% of the Company’s current assets for the period covered by this report on Form 10-K.

Litigation of United States Patent No. 4,698,672 (JPEG)

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, CLI, initiated litigation against 44 companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought. The defendants are Adobe Systems Incorporated; Agfa Corporation; Apple Computer, Incorporated; Axis Communications, Incorporated; Cannon USA; Concord Camera Corporation; Creative Labs, Incorporated; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Kyocera Wireless Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Oce’ North America, Incorporated; Onkyo Corporation; PalmOne, Inc.; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; Thomson S.A.; Toshiba Corporation; Xerox Corporation; Acer America Corporation; AudioVox Corporation; BancTec, Inc.; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Google Inc.; ScanSoft, Inc.; Sun Microsystems Inc.; TiVo Inc.; Veo Inc.; Yahoo! Inc.; Creo, Inc. and Creo Americas, Inc. Forgent has since settled with defendants Adobe Systems, Inc., Macromedia, Inc., Onkyo Corporation, AudioVox Corporation, Axis Communications, Incorporated and Color Dreams, Inc.

In three separate lawsuits filed in July, August and September of 2004, 30 of the above defendants sued CLI and Forgent in the United States District Court for Delaware, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other claims for relief. Additionally, in July and September 2004, Sun Microsystems, Inc. and Google, Inc. filed suit against CLI and Forgent in the San Jose and Oakland Divisions of the United States District Court for Northern California, seeking similar declaratory relief. Forgent and CLI moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District, Marshall Division, rather than in Delaware.

On September 27, 2004, two defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL Panel”) requesting the court to transfer the ‘672 Litigation to either the Delaware or California courts, where the actions filed by the defendants are pending. In October 2004, the Company filed its response opposing transfer of the ‘672 Litigation to Delaware or California and the remaining defendants filed a response joining in the motion to transfer the ‘672 Litigation to Delaware or California. In February 2005, the MDL Panel ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California for pre-trial proceedings.

On April 15, 2005, Microsoft Corporation (“Microsoft”) sued CLI and Forgent in the United States District Court for the Northern District of California, seeking declaratory relief. On April 21, 2005, the Company initiated litigation against Microsoft in the United States District Court for the Eastern District of Texas, Marshall Division, seeking monetary damages, among other relief sought, for the infringement of the ‘672 patent. On June 8, 2005, Forgent filed a notice to dismiss its suit against Microsoft in the United States District Court for the Eastern District of Texas, Marshall Division, without prejudice. On June 9, 2005, Forgent filed a motion to dismiss or stay the Microsoft Corp. v. Forgent Networks, Inc. and CLI suit in the United States District Court for the Northern District of California. Forgent will continue to protect its intellectual property rights through licensing or litigation against Microsoft.

At a proceeding on May 19, 2005, the United States District Court for the Northern District of California set the claims construction hearing date for the ‘672 Litigation to be on February 13, 2006. The February 13th date was confirmed at a case management proceeding held on October 3, 2005. Also, based on the October 3rd proceeding, Microsoft is subject to the same claims construction schedule.

Although Forgent is currently unaware of any other suits against CLI and itself regarding the ‘672 patent, it is possible that other defendants, and/or other accused infringers, could file similar suits for declaratory relief.

Federal Trade Commission Inquiry

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing process. The Company believes that CLI has not acted improperly and advised the FTC as such. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID. In November 2004, the FTC issued a ruling denying Forgent’s Petition to Quash, but modifying the Subpoena and CID. In February 2005 and March 2005, the Company responded to the Subpoena and the CID by providing the required documents and other responsive material. Forgent continues to respond to the FTC as required but has not received any final conclusion from the FTC on its inquiries.

Litigation of United States Patent No. 6,285,746 (DVR)

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants are Cable One, Inc., a subsidiary of the Washington Post Company; Charter Communications, Inc.; Comcast Corporation; Cox Communications, Inc., a subsidiary of Cox Enterprises, Inc.; EchoStar Communications Corporation; The DIRECTV Group, Inc.; Time Warner Inc.; and their respective subsidiaries.

On September 19, 2005, two companies filed a declaratory judgment against Forgent in the United States District Court for the Eastern District of Texas, Tyler Division, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid.

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

The matter went to trial on April 26, 2005. On May 6, 2005, the jury unanimously concluded that Forgent has no further liability to the Estate of Gordon Matthews. Additionally, the Company was successful in its claim for payment of prior officer loans and attorney’s fees. As a result of the final judgment entered by the court, Forgent and the independent executrix entered into a Settlement Agreement and Mutual Release of Claims on August 9, 2005. Pursuant to the agreement, Forgent will not make any payments to the independent executrix and waived its rights to receive payment of prior officer loans and attorney’s fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 18, 2005, an annual meeting of the stockholders was held in Austin, Texas, whereby the stockholders voted on the following proposals:

1.	Proposal to elect six directors to the board of directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders approved the proposal by the following vote:

Nominees	For	Withheld
Richard N. Snyder	17,948,000	5,501,393
Richard J. Agnich	19,279,740	4,169,653
Kathleen A. Cote	19,288,230	4,161,163
Lou Mazzucchelli	19,284,540	4,164,853
Ray R. Miles	18,821,556	4,627,837
James H. Wells	19,289,280	4,160,113

2.	Proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP, independent accountants, as the Company’s independent auditors for the year ending July 31, 2005. The stockholders approved the proposal by the following vote:

For	Against	Abstain
22,708,977	693,222	47,194

3.	Proposal to consider and act upon a proposal to approve an amendment to the Company’s 1992 Director Stock Option Plan to increase the number of shares of the Company’s common stock issuable under the 1992 Director Stock Option Plan upon the exercise of stock options granted pursuant to the 1992 Director Stock Option Plan from 250,000 to 500,000. The stockholders did not approve the proposal by the following vote:

For	Against	Abstain
4,339,921	5,456,981	63,906

4.	Proposal to transact such other business as may properly come before the meeting or any adjournment thereof. The stockholders approved the proposal by the following vote:

For	Against	Abstain
17,157,687	6,116,898	174,808

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Starting June 1, 2001, Forgent’s common stock has been traded in the NASDAQ-National Market System under the symbol “FORG”. Previously, the Company’s common stock was traded under the symbol “VTEL”. The following table sets forth the range of high and low intra-day prices for each fiscal quarter of 2005 and 2004:

	FISCAL YEAR 2005		FISCAL YEAR 2004
	HIGH	LOW	HIGH	LOW
1st Quarter	$1.84	$1.15	$3.99	$2.59
2nd Quarter	$2.29	$1.46	$3.57	$2.20
3rd Quarter	$3.11	$1.50	$2.89	$1.35
4th Quarter	$1.89	$1.10	$1.68	$1.01

The Company has not paid cash dividends on its common stock during fiscal years 2005 and 2004 and presently intends to continue a policy of retaining earnings for reinvestment in its business.

On October 21, 2005, Forgent’s common stock closed at $1.36 on the NASDAQ. At that date there were approximately 11,420 stockholders of record of the common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for Forgent as of the dates and for the periods indicated. The selected consolidated balance sheet data as of July 31, 2004 and 2005 and the selected consolidated operations data for the years ended July 31, 2003, 2004 and 2005 have been derived from Forgent’s audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of July 31, 2001, 2002 and 2003 and the selected consolidated operations data for the year ended July 31, 2001 and 2002 have been derived from Forgent’s audited consolidated financial statements not included in this Report.

The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company,” the consolidated financial statements of Forgent and the notes to those statements included elsewhere in this Report. The information set forth below is not necessarily indicative of the results of future operations.

	FOR THE YEARS ENDED JULY 31,
	2001(a)	2002(b)	2003(c)	2004(d)	2005
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Intellectual property licensing revenues	$189	$31,305	$49,202	$14,806	$7,894
Software & service revenues	—	—	—	1,019	2,012
Other revenues	—	—	566	22	—
Gross margin	189	16,630	24,800	7,984	2,865
(Loss) income from continuing operations	(3,341)	5,511	18,424	(2,646)	(10,011)
(Loss) income from discontinued operations	(29,199)	(11,751)	(10,404)	(17,994)	3,443
Net (loss) income	(32,540)	(6,240)	8,020	(20,640)	(6,568)
INCOME (LOSS) PER COMMON SHARE:
Basic income (loss) from continuing operations	(0.14)	0.22	0.75	(0.10)	(0.40)
Diluted income (loss) from continuing operations	(0.14)	0.22	0.73	(0.10)	(0.40)
Basic (loss) income from discontinued operations	(1.17)	(0.47)	(0.42)	(0.73)	0.14
Diluted (loss) income from discontinued operations	(1.17)	(0.47)	(0.41)	(0.73)	0.14
Basic net income (loss)	(1.31)	(0.25)	0.33	(0.83)	(0.26)
Diluted net income (loss)	(1.31)	(0.25)	0.32	(0.83)	(0.26)
BALANCE SHEET DATA:
Working capital	$19,852	$13,423	$28,771	$18,751	$13,558
Total assets	55,565	41,264	46,107	25,779	20,102
Long-term liabilities	1,338	1,983	1,810	2,771	2,284
Stockholders’ equity	41,622	32,278	39,254	19,500	13,291

(a)	Net loss for the year ended July 31, 2001 included an expense of $4.0 million for the impairment of certain assets and transaction expenses in anticipation of a segment sale and expenses for restructuring totaling $1.7 million.
(b)	Net loss for the year ended July 31, 2002 included an expense of $6.0 million for the reserve of the notes receivable from VTEL Products Corporation and an expense of $4.4 million for the impairment of certain assets.
(c)	Net income for the year ended July 31, 2003 included an expense of $1.1 million for the impairment of certain assets and an expense of $2.0 million for transaction expenses and loss on the disposal of a segment.
(d)	Net loss for the year ended July 31, 2004 included an expense of $11.8 million for the impairment of certain assets and expenses for restructuring totaling $0.6 million.

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

Forgent has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties, including:

•	timing of intellectual property license agreements and related recording of licensing revenues;

•	timing and costs related to the ‘672 Litigation and the ‘746 Litigation;

•	market demand for the Company’s software products and services;

•	timing of customers’ budget cycles;

•	timing of customer orders and deployment of Forgent’s software products;

•	the mix of software license and services revenue;

•	seasonal fluctuations in capital spending;

•	changes in the rapidly evolving market for web-based applications;

•	management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•	timing and costs related to possible acquisitions of technology or businesses;

•	costs of attracting, retaining and training skilled personnel;

•	management’s ability to manage future growth; and

•	general economic climate.

In addition to the items noted above, such risks and uncertainties include, but are not limited to, those described under “Risk Factors” and other risks indicated in Forgent’s filings with the Securities and Exchange Commission from time to time. Forgent is under no obligation to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

RESULT OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE YEAR ENDED JULY 31,
	2003	2004	2005
Intellectual property licensing revenues	98.9%	93.4%	79.7%
Software & services revenues	—	6.4	20.3
Other revenues	1.1	0.1	—
Gross margin	49.8	50.4	28.9
Selling, general and administrative	12.5	52.2	129.8
Research and development	0.1	2.0	3.2
Impairment of assets	(0.4)	9.2	—
Amortization of intangible assets	—	0.3	0.5
Total operating expenses	12.2	63.7	133.5
Other income (expenses), net	(0.1)	(3.3)	3.7
(Loss) income from continuing operations	37.0	(16.7)	(101.1)
(Loss) income from discontinued operations	(20.9)	(113.6)	34.8
Net (loss) income	16.1%	(130.3)%	(66.3)%

FOR THE YEARS ENDED JULY 31, 2003, 2004 AND 2005

Revenues

Consolidated revenues were $49.8 million in fiscal year 2003, $15.8 million in fiscal year 2004 and $9.9 million in fiscal year 2005. The decrease was $33.9 million, or 68.2%, from 2003 to 2004. The decrease was $5.9 million, or 37.5%, from 2004 to 2005. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties received from licensing the Company’s intellectual property as well as sales of Forgent’s NetSimplicity software, installation and training and software maintenance services. Consolidated revenues do not include any revenues from Forgent’s discontinued ALLIANCE operations, which provided conferencing and scheduling software and maintenance, installation, training and network consulting, or the Company’s discontinued videoconferencing hardware services business, which provided hardware maintenance, installation, technical support and resident engineer services (see Note 4, in the accompanying financial statements).

Intellectual Property Licensing Business

Intellectual property licensing revenues were $49.2 million in fiscal year 2003, $14.8 million in fiscal year 2004 and $7.9 million in fiscal year 2005. The decrease was $34.4 million, or 69.9% from 2003 to 2004. The decrease was $6.9 million, or 46.7%, from 2004 to 2005. Intellectual property licensing revenues represent 98.9%, 93.4% and 79.7% of total revenues for the years ended July 31, 2003, 2004 and 2005 respectively. Forgent’s licensing revenues relate primarily to one-time intellectual property license agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts, which cover several types of products including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices and other technologies. Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garners royalties. Also included in Forgent’s licensing revenues are royalties received from this MPEG-2 consortium.

The Company began realizing revenue from one-time intellectual property license agreements related to the ‘672 patent during fiscal year 2002. During the past fourteen consecutive quarters, Forgent has achieved approximately $103.0 million in aggregate revenues generated from international consumer and commercial electronics firms in multiple countries, including the United States. Licensing of the ‘672 patent is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”). These one-time license agreements generated approximately 99.5%, 97.6% and 94.0% of the intellectual property segment’s licensing revenues for the years ended July 31, 2003, 2004 and 2005, respectively. Therefore, the $34.4 million decrease during fiscal year 2004 and the $6.9 million decrease during fiscal year 2005 are due primarily to the change in the number of license agreements signed related to the ‘672 patent as well as the amount of each license fee received during these periods. The timing of signing the license agreements as well as the variable amount of each license fee continues to pose forecasting challenges.

Although Forgent’s past licensing revenues were primarily generated from foreign-based corporations, the trend changed during fiscal year 2004. During the fiscal years ended July 31, 2003, 2004 and 2005, approximately 3.7%, 64.6% and 94.4% of Forgent’s licensing revenues were generated from U.S. based corporations, respectively. However, uncertainties remain and there are no assurances that the Company will continue this trend and derive future licensing revenues primarily from domestic companies. In addition, the Company does not anticipate any additional licensing revenue from companies that have previously signed license agreements. However, Forgent will continue to actively seek new licenses from its ‘672 patent as well as its ‘746 patent.

At the end of the first fiscal quarter of 2005, Forgent changed its lead legal counsel in the ‘672 Litigation. Under the leadership of Forgent’s new legal counsel, the Company’s Patent Licensing Program has separate licensing and litigation teams, each team focusing on its respective tasks and goals. Forgent’s licensing strategy is to achieve fair market-based licensing royalties. To date, over 1,100 companies have been contacted and Forgent’s licensing team is in varying stages of discussions and negotiations with several of these companies.

Between April 2004 and November 2004, Forgent initiated litigation against multiple companies for infringement of its ‘672 patent. The Company has since settled with six of the defendants. In February 2005, the Judicial Panel on Multidistrict Litigation ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California for pre-trial proceedings. In April 2005, Microsoft Corporation sued CLI and Forgent in the United States District Court for the Northern District of California, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable and is invalid, among other claims for relief. At a case management proceeding held on October 3, 2005, the United States District Court for the Northern District of

California reconfirmed the Markman hearing on claims construction for February 13, 2006. The Court also placed Microsoft Corporation on the same claims construction schedule. Claims construction is the process by which specific terms in the patent are given precise meaning for the case. Forgent will complete the exchange of proposed terms and claim elements, start on the claims construction discovery and submit claims construction briefs and related materials. In July 2005, Forgent initiated litigation against 15 companies for infringement of its ‘746 patent, which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording. During the next several months, Forgent’s litigation teams will continue its efforts related, most importantly, to the claims construction process as well as to discovery and the exchange of various contentions. See Item 3 “Legal Proceedings” for more detail.

Although there continues to be uncertainties and risks related to the Company’s Patent Licensing Program, management anticipates generating revenues from its intellectual property licensing segment during fiscal year 2006. However, Forgent’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with pursuit of the licensing program and other risks that could adversely affect the Company. Additionally, the ‘672 patent, which has generated the intellectual property licensing revenues, expires in October 2006 in the United States and its foreign counterparts expire in September 2007. Upon expiration of the ‘672 patent, no additional damages will accrue but the Company’s ability to recover for past damages will not be affected but may be limited by any applicable statue of limitations. However, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to seek to enforce and will pursue its rights through the legal system when necessary.

Software and Services Business

Software and services revenues were $0.0 million in fiscal year 2003, $1.0 million in fiscal year 2004 and $2.0 million in fiscal year 2005. The increase was $1.0 million from 2003 to 2004. The increase was $1.0 million, or 97.4%, from 2004 to 2005. Software and services revenues represent 0.0%, 6.4% and 20.3% of total revenues for the years ended July 31, 2003, 2004 and 2005, respectively. Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software. The NetSimplicity software includes Meeting Room Manager, Visual Asset Manager and Resource Scheduler. Also included in this line of business’s revenues are software maintenance and professional services, such as add-on software customization, installation and training.

Since acquiring its Meeting Room Manager (“MRM”) and Visual Asset Manager (“VAM”) software products in October 2003, Forgent has continued to develop its NetSimplicity software products and has introduced new related products as well as new releases of existing products. As a result of the acquisition, NetSimplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statement of Operations. During the year ended July 31, 2005, Forgent increased revenues from its NetSimplicity product line by 97.4%, as compared to the year ended July 31, 2004. The increased revenues are attributable to NetSimplicity’s new releases of MRM and VAM, and expansion of its direct sales organization as well as the refinement of its marketing mix, including Internet marketing, direct marketing and print advertising.

During fiscal year 2005, Forgent released version 6.0 of MRM, which includes an enhanced web-based interface and other feature enhancements requested by customers. Additionally, Forgent introduced three new packages of MRM during the year: MRM Team, MRM Web and MRM Enterprise. By packaging the MRM software with certain capabilities for various levels of usage, Forgent has provided solutions that are easy to understand and allow customers to make quicker purchasing decisions. During fiscal year 2005, Forgent also released VAM 2004+, which allows asset managers to track the custodial status of shared assets, track and manage assets across multiple locations and define subcategories under primary asset categories to facilitate more precise categorization of their assets. In addition to these new products, Forgent increased software revenues from its international sales by 83.2% during the year ended July 31, 2005. Forgent currently has distribution partners in the United Kingdom, Germany and Australia. Forgent will continue to target North American and international companies in the healthcare, education, legal, and financial industries, which generated approximately 55.1% of its revenues during the year ended July 31, 2005. In August 2005, the Company introduced a premium Advanced Catering Management module for MRM and a new VAM Enterprise edition. Based on additional new software releases and extensions thereof, as well as its efforts to find additional distribution partners in key geographies around the world, management anticipates its NetSimplicity software business will continue to grow during fiscal year 2006.

Other

Other revenues were $0.6 million in fiscal year 2003, $22 thousand in fiscal year 2004 and $0.0 million in fiscal year 2005. The decrease was $0.5 million, or 96.1%, from 2003 to 2004 and the decrease was $22 thousand, or 100.0%, from 2004 to 2005. Other revenues represent 1.1%, 0.1% and 0.0% of total revenues for the years ended July 31, 2003, 2004 and 2005, respectively. During the year ended July 31, 2003, the Company provided subcontracting services on several integration projects to SPL Integrated Solutions (“SPL”), which had purchased Forgent’s integration business during fiscal year 2002. As a result of these subcontracts, Forgent recorded $0.6 million in other revenue during the 2003 fiscal year. During the first fiscal quarter of 2004, Forgent completed its final integration project and recorded $22 thousand in other revenues. As of October 31, 2003, Forgent no longer provided subcontracting services on any integration projects to SPL and referred all of its integration customers directly to SPL.

Gross Margin

Consolidated gross margins were $24.8 million in fiscal year 2003, $8.0 million in fiscal year 2004 and $2.9 million in fiscal year 2005. The decrease was $16.8 million, or 67.8%, from 2003 to 2004. The decrease was $5.1 million, or 64.1%, from 2004 to 2005. Consolidated gross margin percentages were 49.8% for fiscal year 2003, 50.4% for fiscal year 2004 and 28.9% for fiscal year 2005.

The $5.1 million decrease in gross margin, as well as the related decrease in gross margin as a percentage of total revenues, for the year ended July 31, 2005, is due primarily to the $5.8 million decrease in gross margin resulting from licensing revenues generated during fiscal year 2005. Similarly, the $16.8 million decrease in gross margin for the year ended July 31, 2004, is due primarily to the $17.2 million decrease in gross margin resulting from licensing revenues generated during fiscal year 2004. The cost of sales from the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues as well as legal expenses incurred from legal counsel’s time in connection with the Company’s Patent Licensing Program.

At the end of the first fiscal quarter of 2005, Forgent terminated its previous legal counsel participating in the Company’s Patent Licensing Program. Prior to this termination, cost of sales from the intellectual property licensing business only included contingent legal fees, which were based on 50% of the licensing revenues received on signed agreements. As a result of discussions following the termination, on December 21, 2004, Forgent entered into a Resolution Agreement with its former counsel and a letter agreement with three law firms who previously served as local counsel in the ‘672 Litigation. Under the Resolution Agreement, the Company agreed to pay its former counsel an initial amount of $1.0 million, 50% of the first $6.0 million in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter. Under the letter agreement, the Company agreed to pay the three local counsel law firms an initial amount of $38 thousand, 7.5% of the first $6.0 million in settlements or judgments received from certain defendants and 1.5% of all settlements or judgments received from such defendants thereafter.

In January 2005, Forgent entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, Forgent agreed to pay Godwin a contingency fee, net of expenses, once total proceeds from licensing and litigation exceed $6.0 million. Additionally, Forgent agreed to pay Godwin 50% of the firm’s standard hourly rate for time incurred. In May 2005, Forgent amended its agreement with Godwin, effective May 1, 2005, to change the contingency fee percentage amount to 22% and to establish a fixed monthly fee for time incurred at $0.2 million. Also in January 2005, Forgent entered into an agreement with The Roth Law Firm, P.C. (“Roth”) to represent the Company as local counsel in Marshall, Texas. In February 2005, the Judicial Panel on Multidistrict Litigation ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California for pre-trial proceedings. As a result, Roth’s and the three local law firms’ legal services are not currently required.

As a result of the agreements disclosed above, Forgent’s cost of sales from its intellectual property licensing business for the year ended July 31, 2005 included $2.4 million for legal counsels’ time incurred. These additional expenses in fiscal year 2005 caused the related cost of sales to exceed 50% of its intellectual property licensing revenues. In October 2005, Forgent signed an agreement to engage new legal counsel to lead its Patent Licensing Program. See Item 1 “Business – Intellectual Property Business – Patent Licensing Program” for more detail. Based on the Company’s legal counsel agreements, management anticipates higher gross margins for the Company once the Company generates licensing revenue sufficient to cease paying its former counsel the 50% contingent fee provided for in the Resolution Agreement. To date, all of the Company’s licensing revenue has been generated by the ‘672 patent. The U.S. ‘672 patent expires in October 2006 and the foreign counterparts expire in September 2007. When the ‘672 patents expire, licensing revenues may decline unless alternative sources are found. If licensing revenues decline, total gross margins may be adversely affected.

The decreases in gross margin from the intellectual property licensing business were offset by increases of $0.4 million and $0.7 million from the software segment for the years ended July 31, 2004 and 2005, respectively. The cost of sales associated with the software and services business is relatively fixed and results primarily from the amortization of the Company’s purchased software development costs and intangible assets. During fiscal year 2005, cost of sales from the software segment increased by $0.3 million, approximately 83.1% of which relates to increased amortization of purchased software development costs. Despite the increase in cost of sales, gross margin as a percentage of revenues from the software segment increased from 39.9% in fiscal year 2004 to 55.7% in fiscal year 2005. Since revenues generated from the software and services business directly affect gross margins and since management anticipates growing revenues for this segment, management expects gross margins from the software and services business to improve.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $6.2 million in fiscal year 2003, $8.3 million in fiscal year 2004 and $12.9 million in fiscal year 2005. The increases were $2.1 million, or 32.6%, from 2003 to 2004 and $4.6 million, or 55.5%, from 2004 to 2005. SG&A expenses were 12.5%, 52.2% and 129.8% of total revenues for the years ended July 31, 2003, 2004 and 2005, respectively.

The $4.6 million increase in SG&A expenses during the year ended July 31, 2005, as compared to the year ended July 31, 2004, is due to a $3.1 million increase in legal expenses and a $1.5 million increase in sales and marketing costs related to the NetSimplicity product line. The $3.1 million increase in legal expenses primarily relates to costs incurred in the ‘672 Litigation, in the suit against the Estate of Gordon Matthews and in responding to the Federal Trade Commission (“FTC”) inquiry. Additionally, Forgent incurred approximately $1.2 million in one-time expenses during the second fiscal quarter of 2005 related to the termination of its former legal counsel. Due to the favorable verdict resulting from the Matthews trial, management does not anticipate additional significant legal fees to be incurred from this matter. The $1.5 million increase is a result of the Company’s investment in developing the sales and marketing team for its NetSimplicity product line during fiscal year 2004, which was operational during the entire fiscal year 2005.

During the year ended July 31, 2004, SG&A expenses increased $2.1 million, as compared to the year ended July 31, 2003. This $2.1 million increase is due primarily to a $1.4 million decrease in corporate expenses allocated to discontinued operations in fiscal year 2003 and a $1.0 million increase in sales and marketing costs related to the NetSimplicity product line. Forgent allocates certain corporate operating expenses to its segments. Since the Company sold its Services Business during the fourth fiscal quarter of 2003, the operations of which are shown as discontinued operations in the consolidated financial statements, the Company had one less segment to allocate corporate operating expenses to and thus, SG&A expenses from continuing operations increased by an additional $1.4 million during the year ended July 31, 2004. Additionally, the Company’s NetSimplicity product line did not exist during fiscal year 2003. Therefore, the $1.0 million sales and marketing expenses incurred during fiscal year 2004 for this business have no corresponding expenses in fiscal year 2003.

As Forgent continues to pursue licensing and litigating the ‘672 patent and the ‘746 patent, significant legal fees will continue to be incurred. However, management believes the Company has the necessary financial resources to support all of its current and upcoming licensing and litigation efforts. Due to uncertainties inherent with litigation, management is unable to accurately predict the ultimate outcome and thus, there can be no assurances that the Company will be able to recover these costs. Until the software business becomes profitable, management does not anticipate significant increases or decreases in SG&A expenses for its software segment during fiscal year 2006. Forgent will continue, however, its attempts to further decrease any unnecessary SG&A expenses, including corporate expenses, that do not directly support the generation of revenues for the Company without impacting the Company’s ability to do business.

Research and Development

Research and development (“R&D”) expenses were $69 thousand in fiscal year 2003, $0.3 million in fiscal year 2004 and $0.3 million in fiscal year 2005. The increase was $0.3 million, or 363.8%, from 2003 to 2004. R&D expenses remained constant between fiscal years 2004 and 2005. R&D expenses were 0.1%, 2.0% and 3.2% of total revenues for the years ended July 31, 2003, 2004 and 2005, respectively.

During fiscal year 2005, Forgent continued developing its flagship software product, Meeting Room Manager (“MRM”) and released version 6.0 of MRM in January 2005. This release, with a new web-based interface and numerous feature enhancements requested by customers, extends MRM’s capabilities in ease of use, performance and scalability and is supported by significant architectural improvements that include Microsoft .NET, Crystal Reports and native SQL server database technologies. Additional development efforts in fiscal year 2005 resulted in the release of MRM version 6.2 in June 2005 and the release of the new Advanced Catering Management module in August 2005. This new premium module provides multi-site enterprises the ability to integrate customized catering requests into their meeting scheduling process, on a site-by-site basis.

Also during fiscal year 2005, Forgent developed the newest release of its Visual Asset Manager (“VAM”) product. VAM 2004+, which was released in November 2004, includes new features that allow asset managers to track the custodial status of shared assets, track and manage assets across multiple locations and define subcategories under primary asset categories to facilitate more precise categorization of their assets. The Company continued to develop VAM throughout fiscal year 2005 and released version 5.5 of VAM in August 2005. A new VAM Enterprise edition, introduced with version 5.5, features new support for handheld barcode scanners, tablet PC input devices and other enhancements designed to meet the needs of large, multi-site organizations seeking to comply with the Sarbanes-Oxley Act and other regulatory requirements.

Currently, the Company is developing a German version of MRM, which will be translated and marketed on Forgent’s German-language website, and another value-added module for MRM. Forgent expects to release its German software during the first fiscal quarter of 2006 and the new module by December 2005. Additionally, the Company has also started development of its next major release of MRM, version 7.0, which should be available to the market in the spring of 2006.

R&D expenses during fiscal years 2005 and 2004 were incurred primarily due to efforts in developing MRM and VAM. Since Network Simplicity Software, Inc. was not acquired until October 2003, no R&D expenses were incurred by Forgent’s software segment during the year ended July 31, 2003. The R&D expenses incurred during fiscal year 2003 and minimal expenses incurred during fiscal years 2004 and 2005 relate to efforts on strengthening Forgent’s Patent Licensing Program. Forgent will continue to develop scheduling and asset management solutions to assist businesses in streamlining their operations and improving meeting efficiencies in a simplified manner. However, until the software business achieves profitability, management does not anticipate significant increases or decreases in total R&D expenses during fiscal year 2006.

Impairment of Assets

During the fiscal year ended July 31, 2004, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the year ended July 31, 2004 (in thousands)
	Continuing Operations - Corporate Segment	Discontinued Operations	Total Impairment
Prepaid assets	$—	$90	$90
Capitalized software development costs	—	4,748	4,748

Impairment in cost of sales	—	4,838	4,838

Prepaid assets	—	10	10
Equipment	—	211	211
Goodwill	—	5,042	5,042
Leasehold improvements	183	—	183
Property leases	1,276	267	1,543

Impairment in operation expenses	1,459	5,530	6,989

Total impairment	$1,459	$10,368	$11,827

During the second fiscal quarter of 2004, Forgent faced declining revenues related to its ALLIANCE software products and services and experienced increasing revenues related to its NetSimplicity software products and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and NetSimplicity product lines and re-evaluated its strategy regarding growing revenues from this segment. As a result, Forgent decided to cease actively marketing and selling its ALLIANCE software products and impaired the ALLIANCE assets. During fiscal year 2005, Forgent divested its ALLIANCE operations (see Note 4, in the accompanying financial statements).

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4.7 million in net capitalized software development costs and $0.2 million in equipment related to ALLIANCE. Additionally, Forgent impaired $0.1 million of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and services revenues and Forgent’s shift in its strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5.0 million impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. (“GSS”). The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10.1 million impairment charge related to ALLIANCE was recorded to the Company’s Consolidated Statement of Operations as part of discontinued operations for the year ended July 31, 2004.

Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with SFAS No. 142 and SFAS No. 144. These assets included fixed assets and intangible assets. Based on the estimated future cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the year ended July 31, 2004.

In January 2004, the Company closed its ALLIANCE sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78 thousand. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed then current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an impairment charge of $1.5 million. During fiscal year 2004, Forgent also analyzed its recorded leasehold improvements at its Wild Basin property. This analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $0.2 million related to these leasehold improvements. The $1.7 million impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded to the Company’s Consolidated Statement of Operations for the year ended July 31, 2004 with $1.5 million to continuing operations and $0.3 million to discontinued operations.

During the fiscal year ended July 31, 2003, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the year ended July 31, 2003 (in thousands)
	Continuing Operations - Corporate Segment	Discontinued Operations	Total Impairment
Property leases	$481	$475	$956
Notes & interest receivable	(693)	—	(693)
Goodwill	—	1,331	1,331

Total impairment	$(212)	$1,806	$1,594

Forgent’s discontinued integration and videoconferencing hardware services businesses were located at its facilities in King of Prussia, Pennsylvania, which leases approximately 41,000 square feet. As a result of the sale of Forgent’s videoconferencing hardware services business to Gores in July 2003, approximately 37% of the total lease space was subleased to Gores, based on then current market values. SPL Integration Solutions (“SPL”), who purchased Forgent’s integration business, and another subtenant subleased the remaining 63% of the total lease space during fiscal year 2003. However, in October 2003, SPL’s sublease terminated and the subtenant vacated its leased space. Therefore, management reviewed the undiscounted cash flows of this lease and the related subleases, determined the economic value of the lost sublease rental income and recorded a charge of $0.5 million. Forgent remained obligated to make lease payments in accordance with the original terms of this lease. In November 2002, the ALLIANCE/GSS development operations in Atlanta, Georgia, were relocated to Forgent’s headquarters in Austin, Texas. Management was unable to sublease the vacated space and upon review of the future undiscounted cash flows related to this lease, management recorded an impairment charge of $21 thousand. The lease impairments for the King of Prussia and Atlanta facilities were recorded as part of discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

Management also analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were considerably less than originally anticipated due to depressed then current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an impairment charge of $0.5 million. Forgent remained obligated to make lease payments in accordance with the original terms of this lease. The Wild Basin lease impairment was recorded as part of continuing operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

During the 2003 fiscal year, Forgent recorded $0.3 million in accrued interest on both outstanding notes receivable from VTEL Products Corporation (“VTEL”) and fully reserved the accrued interest. Management agreed with VTEL’s management during the first fiscal quarter of 2003 to offset Forgent’s accounts payable to VTEL with its accounts receivable, notes receivable and interest receivable from VTEL. The Forgent liability was fully offset with the accounts receivable and accrued interest and partially offset with the note receivable in default, thus relieving $0.7 million of the related reserves. Since the initial $6.0 million charge to reserve the VTEL notes receivable was reported as part of the asset impairment from continuing operations, the related reduction of the reserves was also reported as part of the asset impairment from continuing operations for the year ended July 31, 2003. No cash was exchanged with these transactions.

The ongoing difficult economic environment and its associated negative impact on the Company’s software business during fiscal year 2003 represented an indicator of a possible impairment on the Company’s software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142 to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1.3 million impairment of its goodwill related to its acquisition of GSS. This impairment was recorded as part of discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

Amortization of Intangible Assets

Amortization expenses were $41 thousand in fiscal year 2004 and $50 thousand in fiscal year 2005. The amortization expenses relate to the amortization of certain identified intangible assets purchased from Network Simplicity in October 2003. No amortization expenses were recorded for the year ended July 31, 2003.

Other Income (Expenses)

Other income (expenses) were ($35.0) thousand in fiscal year 2003, ($0.5) million in fiscal year 2004 and $0.4 million in fiscal year 2005. The decrease was $0.5 million, or 1,391.4%, from 2003 to 2004. The increase was $0.9 million, or 170.1%, from 2004 to 2005. Other income (expenses) were (0.1%), (3.3%) and 3.7% of total revenues for the years ended July 31, 2003, 2004 and 2005, respectively.

During the year ended July 31, 2004, the Company recorded $0.6 million in foreign currency losses associated with ceasing the operations of certain international entities. These losses are the primary cause for the increase in other expenses during fiscal year 2004, as compared to fiscal year 2003. These losses are also the primary cause for the increase in other income during fiscal year 2005, as compared to fiscal year 2004.

Income Taxes

At July 31, 2005, the Company had federal net operating loss carryforwards of approximately $154.2 million, research and development credit carryforwards of approximately $5.4 million and alternative minimum tax credit carryforwards of approximately $0.3 million. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2006 through 2025, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely.

As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2003, 2004 and 2005. The valuation allowance increased by approximately $1.9 million during the year ended July 31, 2005 primarily due to operating losses not benefited. Approximately $8.0 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Loss from Discontinued Operations, Net of Income Taxes

During the year ended July 31, 2005, Forgent sold assets related to its ALLIANCE software business and fully divested this business as of July 31, 2005 (see Note 4, in the accompanying financial statements). During the year ended July 31, 2003, the Company sold the operations and assets of its videoconferencing hardware services business (see Note 4, in the accompanying financial statements). Accordingly, the ALLIANCE software and videoconferencing hardware service businesses (“Services Business”) have been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations were $8.5 million in fiscal year 2003, $18.6 million in fiscal year 2004 and $0.6 million in fiscal year 2005. The increase in loss was $10.1 million, or 119.7%, from 2003 to 2004. The decrease in loss was $17.9 million, or 96.5%, from 2004 to 2005. Loss from discontinued operations were 17.0%, 117.2% and 6.5% of total revenues for the years ended July 31, 2003, 2004 and 2005.

The $17.9 million decrease during the year ended July 31, 2005 resulted from the fact that the Company ceased actively marketed its ALLIANCE software products as of January 31, 2004, yet still incurred expenses including $11.0 million for impairment and restructuring charges in fiscal year 2004. The $10.1 million increase during the year ended July 31, 2004 is due to a $9.5 million increase in losses from the ALLIANCE software businesses, resulting primarily from the $11.0 million impairment and restructuring charges, and a $0.6 million decrease in income from the Services Business. The Company no longer conducts any business from these business lines as of July 31, 2005.

Income (Loss) on Disposal, Net of Income Taxes

During the year ended July 31, 2005, Forgent recorded $3.3 million in income upon selling assets related to its ALLIANCE software business and a $0.2 million loss, primarily related to severance expenses, upon divesting the ALLIANCE operations in the fourth fiscal quarter.

In July 2003, Forgent sold substantially all of the assets of its Services Business based in King of Prussia, Pennsylvania, to Gores, a privately held international acquisition and management firm. As consideration for the sale of the Services Business, the Company received $7.3 million in cash and incurred $1.9 million in loss on the disposal. The following table shows the amounts of the assets sold and liabilities assumed, as well as the fees incurred, related to this sale:

(in thousands)
Accounts receivable	$3,746
Inventory	519
Fixed assets	2,683
Prepaid assets	385
Goodwill	8,939

Assets Sold	16,272

Accounts payable	689
Deferred revenue	7,449
Capital lease	58

Liabilities Assumed by Gores	8,196

Net assets sold	8,076
Cash received	(7,350)
Related fees incurred	1,228

Net loss on disposal	$1,954

During fiscal years 2004 and 2005, the Company recorded $0.6 million and $1.0 million, respectively, in income from the disposal of its Services Business, which resulted from cash payments received from Gores in January 2004 and January 2005 related to the sale of the Services Business and the residual activity related to the disposal of the Services Business.

Net Income (Loss)

Net income was $8.0 million in fiscal year 2003; net loss was $20.6 million in fiscal year 2004; and net loss was $6.6 million in fiscal year 2005. The decrease in income was $28.6 million, or 357.4%, from 2003 to 2004. The decrease in loss was $14.0 million, or 68.2%, from 2004 to 2005. Net income (loss) were 16.1%, (130.3%) and (66.3%) of total revenues for the years ended July 31, 2003, 2004 and 2005, respectively.

Year-end Review

During the year ended July 31, 2005, Forgent continued focusing on licensing its intellectual property and growing its software business. Forgent achieved several goals including: (1) generated additional licensing revenues from its Patent Licensing Program, (2) transferred the ‘672 Litigation to the United States District Court for the Northern District of California without significant delays, (3) included Microsoft Corporation in the ongoing litigation process, (4) initiated litigation to protect its ‘746 patent, (5) grew revenues from its NetSimplicity product line by 97.5% over prior year, and (6) completed the divestiture of its ALLIANCE operations. Despite these achievements, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $8.5 million in fiscal year 2003; cash provided by operating activities was $7.3 million in fiscal year 2004; and cash used in operating activities was $8.0 million in fiscal year 2005. At July 31, 2005, Forgent had working capital of $13.6 million, including $17.3 million in cash, cash equivalents and short-term investments.

The $8.0 million of cash used in operating activities during fiscal year 2005 was due primarily to $10.0 million in net loss from continuing operations, which was offset by $1.5 million of non-cash depreciation and amortization expenses. During fiscal year 2005, Forgent collected $4.4 million in accounts receivable from its intellectual property licensing business. Management plans to utilize these cash receipts to invest resources in its Patent Licensing Program, especially due to the anticipated expenditures related to the ‘672 Litigation and the ‘746 Litigation, and manage its software operations towards profitability. The $7.3 million of cash provided by operating activities during fiscal year 2004 was due primarily to a $8.4 million decrease in accounts receivable. During fiscal year 2004, Forgent collected $15.6 million in accounts receivable from its intellectual property licensing business. Additionally, the Company sold $1.7 million of its outstanding accounts receivable, without any recourse, to Silicon Valley Bank in order to maintain cash balances at levels considered appropriate by management. The Company received proceeds from Silicon Valley Bank of $1.7 million. The $8.5 million of cash provided by operating activities during fiscal year 2003 was due primarily to $18.4 million in net income from continuing operations, which was offset by a $8.3 million increase in accounts receivable. During the year ended July 31, 2003, the Company collected $16.2 million in accounts receivable from its intellectual property licensing business.

Cash provided by investing activities was $6.3 million in fiscal year 2003; cash used in investing activities was $1.7 million in fiscal year 2004; and cash provided by investing activities was $4.4 million in fiscal year 2005. The $4.4 million of cash provided by investing activities during fiscal year 2005 was due primarily to $3.3 million in cash received from the sale of certain assets, including the ALLIANCE software suite, and $1.0 million in net sales of short-term investments. The $1.7 million of cash used in investing activities during fiscal year 2004 was due primarily to $2.3 million in cash used to purchase certain assets and the operations of Network Simplicity Software Inc. and $0.6 million in net purchases of fixed assets, which were offset by $1.4 million in cash received from net sales of short-term investments. The $6.3 million of cash provided by investing activities during fiscal year 2003 was due primarily to $7.4 million in cash received from the sale of the Services Business, which was offset by $1.1 million in net purchases of short-term investments. Forgent manages its investment portfolio in order to fulfill corporate liquidity requirements and maximize returns while preserving the quality of the portfolio.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Additionally, the Company used the proceeds from its notes payable with Silicon Valley Bank to purchase equipment and fund operations. As of July 31, 2005, Forgent had an additional $0.4 million available in notes payable from Silicon Valley Bank. Additional notes payable obtained from Silicon Valley Bank would bear interest at prime plus 0.75% and require monthly installments over a three year term. Forgent may periodically make other commitments and thus become subject to other contractual obligations. Forgent’s future minimum lease payments under all operating leases and payments on its notes payable as of July 31, 2005 are as follows:

	Payments Due By Period (in thousands)
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years
Operating lease obligations	$25,977	$3,991	$6,718	$6,641	$8,627
Notes payable obligations	695	386	309	—	—

Total	$26,672	$4,377	$7,027	$6,641	$8,627

Approximately 96.2% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas. As of July 31, 2005, Forgent had $4.0 million in future minimum lease payments receivable under non-cancelable sublease arrangements. Additionally, Forgent had a $1.5 million liability related to impairment charges for the economic value of the lost sublease rental income for its Wild Basin property. Forgent’s current operations are not capital intensive. The Company’s capital budget for fiscal year 2006 is approximately $0.1 million and will be used primarily for subtenant improvements as the Company continues to sublease its vacated office space and equipment.

Cash used in financing activities was $1.4 million in fiscal year 2003; cash provided by financing activities was $18 thousand in fiscal year 2004; and cash provided by financing activities was $0.3 million in fiscal year 2005. The $0.3 million of cash provided by financing activities during fiscal year 2005 was due primarily to $0.4 million in proceeds received from the issuance of the Company’s common stock. The $18 thousand of cash provided by financing activities during fiscal year 2004 was due to $0.7 million in proceeds received from the issuance of the Company’s common stock, which was offset by $0.5 million purchase of treasury stock and $0.2 million in net payments related to the Company’s notes payable and capital leases. The $1.4 million of cash used in financing activities during fiscal year 2003 was due primarily to the $1.4 million purchase of treasury stock.

Forgent’s stock repurchase program allows the Company to purchase up to 3.0 million shares of the Company’s common stock. The shares repurchased under the program for the years ended July 31, 2003, 2004 and 2005 are as follows:

	Treasury Stock Repurchased (in thousands)
	2003	2004	2005
Number of shares	709	170	36
Total cost, including fees	$1,383	$495	$89

The shares repurchased by month during the last quarter of the fiscal year ended July 31, 2005 are as follows:

	Issuer Purchases of Equity Securities (in thousands except average price)
	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plans
May 1, 2005 - May 31, 2005	0	$0.00	0	1,210
June 1, 2005 - June 30, 2005	0	$0.00	0	1,210
July 1, 2005 - July 31, 2005	0	$0.00	0	1,210

Total	0	$0.00	0	1,210

As of July 31, 2005, the Company has repurchased 1,790,401 shares for approximately $4.8 million. Management will periodically assess repurchasing additional shares during fiscal year 2006, depending on the Company’s cash position, market conditions and other factors.

Forgent’s principal sources of liquidity at July 31, 2005 consist of $17.3 million of cash, cash equivalents and short-term investments and the ability to generate cash from its intellectual property licensing business. However, Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under the “Risk Factors – Patent Licensing Program” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company.” Management currently plans to utilize its cash balances to focus on the litigation efforts, continue licensing its intellectual property, and fund its software operations. As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to the litigations, increased expense levels and other factors. While management believes that the Company has sufficient capital and liquidity to pursue its licensing and litigation efforts, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future. However, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets, the loss and income from discontinued operations and the loss from its impairments. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in the ‘672 patent, and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred for legal counsel’s time.

Software and service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training and installation. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value for the license element is not available and license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred. The Company’s arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue. Deferred revenues are recognized in the Consolidated Statements of Operations over the terms of the arrangements, primarily ranging from one to three years.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board issued SFAS No. 123R “Share-Based Payment,” which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation.” This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense on the statement of operations over the vesting period of the awards. Forgent currently does not expense its share-based compensation based upon the fair value method, but discloses the effect of these items as required by SFAS No. 123 and SFAS No. 148 (see Note 2 and Note 12, in the accompanying financial statements). SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and Forgent will adopt SFAS No. 123R using the “modified prospective” transition method. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date 1) according to FAS 123R for all share-based payments granted after the effective date and 2) according to FAS123 for all awards granted to employees prior to the effective date of FAS 123R that were unvested on the effective date. Based on current stock options granted, management will continue using the Black-Scholes model to estimate the fair value of its options and anticipates it will incur compensation expense of approximately $0.2 million - $0.3 million during fiscal year 2006 upon adoption of this standard.

RISK FACTORS

There are many factors that affect the Company’s business, prospects, liquidity and the results of operations, some of which are beyond the control of the Company. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or risks that are currently believed to be immaterial, but which may become more material, may also affect the Company’s business prospects and results of operations.

Forgent is largely dependent on its Patent Licensing Program and if the Company is unable to obtain new license agreements, licensing revenues will not grow.

Forgent is largely dependent on its ability to enter into new license agreements. Failure to sign new license agreements would cause operating results to suffer. The Company’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks that could cause the Company’s results of operations to decline. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. See Item 3 “Legal Proceedings” for information regarding the commencement by the Federal Trade Commission of a non-public investigation associated with the Company’s Patent Licensing Program. Additionally, quarterly operating results may fail to meet expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company’s patented technology, higher than expected operating expenses and license delays due to legal and other factors.

Forgent’s licensing cycle is lengthy and costly, which could cause the Company to incur significant legal expenditures and earnings to fluctuate.

Forgent’s licensing cycle for its Patent Licensing Program is lengthy and costly, including expenditures related to various legal costs, consultant fees and travel costs. Due to multiple negotiations and legal due diligence required, the licensing process cannot necessarily be expedited. As a result, the Company’s intellectual property licensing revenues will fluctuate from quarter to quarter, making it difficult for Forgent to predict its revenues, which could cause the Company to miss analysts’ expectations. Additionally, these fluctuations and missed expectations may lead to reduced prices for the Company’s common stock.

Forgent may not prevail in its litigation proceedings, which could cause the Company to incur significant legal expenditures without any related earnings.

The Company has initiated the ‘672 Litigation against multiple companies for infringement of its ‘672 patent. Additionally, the Company has initiated the ‘746 Litigation against several companies for the infringement of its ‘746 patent. As with any litigation, the outcome is uncertain, and although the Company intends to vigorously pursue its claims, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. The litigation will be lengthy and costly. Additionally, unintended consequences of the Company’s initiating the litigations may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the litigations, that the Company may become subject to counterclaims or lawsuits and that the expenses of pursuing the litigations could increase based upon new developments occurring. These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business, prospects, liquidity and results of operations.

If Forgent is unable to retain qualified legal counsel to advise it in connection with its Patent Licensing Program, the Company’s operating results and financial condition could suffer.

The Patent Licensing Program is dependent on intensive legal due diligence and negotiations. The Company may still encounter a number of other risks associated with its legal counsel, including but not limited to (1) turnover of individual attorneys working on the Company’s Patent Licensing Program; (2) availability of key attorneys working on the program; (3) financial and other resources available to legal counsel; and (4) the financial position of legal counsel. These risks may cause delays in Forgent’s ability to proceed with its Patent Licensing Program, which could require significant additional legal expenditures and could result in declining revenues and earnings for the Company.

Forgent may not be able to protect or enforce its intellectual property rights which could cause the Company’s ability to license its technologies to be impaired.

The Company’s success and ability to compete are substantially dependent on its proprietary technology and trademarks. The Company seeks to protect these assets through a combination of patent and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and enforcement of these rights may be time consuming and expensive. If Forgent cannot protect or enforce these rights, the Company’s ability to obtain future licenses could be impaired. Furthermore, despite best efforts, the Company may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Competitors may also independently develop similar, but not infringing, technology, duplicate products or design around the Company’s patents or other intellectual property. Additionally, the Company’s patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide Forgent with any competitive advantage or may be challenged by third parties. If challenged, patents might not be upheld or claims could be narrowed. Any litigation surrounding the Company’s rights would force Forgent to divert important financial and other resources away from business operations.

The ‘672 patent will be expiring soon and revenues may decline if Forgent is unable to replace this revenue stream.

To date, all of the Company’s intellectual property licensing revenue has been derived from the ‘672 patent. The U.S. ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007. Revenues from this patent are finite and, if such revenues are not replaced, net income and the market price of Forgent’s common stock will decline following the expiration of the ‘672 patent or the resolution of the ‘672 Litigation.

If Forgent is unable to successfully market and sell its software products and services, future software revenues may decline.

The future success of the Company’s software segment is dependent in significant part on its ability to generate demand for its software products and services. To this end, Forgent’s sales operations must increase market awareness of its products to generate increased revenue. All sales new hires will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future software revenues may decline.

Lack of new customers or additional sales from current customers could negatively affect the Company’s ability to grow revenues.

Forgent’s business model depends on the expanded use of its software within its current and new customers’ organizations. Therefore, Forgent must execute on its growth objectives. If the Company fails to grow its customer base or generate repeat and expanded business from its current customers, Forgent’s software revenues could be adversely affected. Since the Company’s maintenance and other service fees depend largely on the size and number of licenses that are sold, any downturn in Forgent’s software license revenue would negatively impact the Company’s deployment services revenue and future maintenance revenue. Additionally, if customers elect not to renew their maintenance agreements, Forgent’s maintenance revenue could be adversely affected.

If Forgent cannot develop new or enhanced technologies for its software products, technological changes could adversely affect the Company’s operating results.

The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product performance characteristics. Forgent expects that its future financial performance will depend, in part, on revenue generated from its existing and future software products and the related products that the Company plans to develop or acquire. There are significant risks inherent in any new product introduction, such as with Forgent’s NetSimplicity software products. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices. Forgent may need to invest further in research and development in order to keep its software applications and solutions viable in the rapidly changing marketplace. This research and development effort may require significant resources and could ultimately be unsuccessful. If the Company fails to anticipate and respond effectively to technological improvements and new product introductions, these improvements could render the Company’s products noncompetitive and adversely affect the Company’s operating results as well as its liquidity.

If Forgent is unable to meet customer needs or expectations, the Company’s sales may suffer.

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

Increased competition may have an adverse effect on the Company’s profitability.

The Company may encounter new entrants or competition from competitors in some or all aspects of its business. The Company currently competes on the basis of price, technology, availability, performance, quality, reliability, service and support. There can be no assurance that the Company will be able to maintain a competitive advantage with respect to any of these factors. Many of the Company’s current and possibly future competitors have greater resources than the Company and, therefore, may be able to compete more effectively on price and other terms.

Forgent may experience significant fluctuations in its quarterly results and if the Company’s future results are below expectations from market analysts or investors, the price for the Company’s common stock may decline.

In the past, Forgent’s revenues and operating results have varied significantly from quarter to quarter. Additionally, management expects that revenues and operating results will continue to fluctuate significantly from quarter to quarter. These fluctuations may lead to reduced prices for the Company’s common stock. Several factors may cause the quarterly results to fluctuate, including:

•	timing of intellectual property license agreements and related recording of licensing revenues;

•	timing and costs related to the ‘672 Litigation and the ‘746 Litigation;

•	market demand for the Company’s software products and services;

•	timing of customers’ budget cycles;

•	timing of customer orders and deployment of Forgent’s software products;

•	the mix of software license and services revenue;

•	seasonal fluctuations in capital spending;

•	changes in the rapidly evolving market for web-based applications;

•	management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•	timing and costs related to possible acquisitions of technology or businesses;

•	costs of attracting, retaining and training skilled personnel;

•	management’s ability to manage future growth; and

•	general economic climate.

Some of these factors are within management’s control while others are not. Accordingly, management believes that quarter-to-quarter comparisons of the Company’s revenues and operating results are not necessarily meaningful. Therefore, market analysts and investors should not rely on the results of any particular quarter as an indication of future performance.

The loss of key management and personnel could hinder the development of Forgent’s technology and otherwise adversely affect the Company’s business.

Forgent’s success depends upon its ability to attract, hire and retain highly trained and experienced software developers and engineers to design and develop software applications in order to keep pace with client demand for rapidly evolving technologies and varying client needs. The Company’s operations are also dependent on the continued efforts of its executive officers and senior management. If any of the Company’s key personnel or senior management are unable or unwilling to continue in his or her present role, or if Forgent is unable to retain, hire, train and integrate new personnel effectively, Forgent’s business could be adversely affected.

Compliance with changing laws and regulations could cause the Company to incur additional expenses.

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

Due to Forgent’s limited operating history in its current lines of business, the Company may not be able to accurately predict future operating results, which could cause the Company to miss market analysts’ and investors’ expectations.

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

Although Forgent has divested its non-core operations, the Company may not strengthen its core operations and achieve profitability.

As a result of Forgent’s transition to a licensor of intellectual property and a provider of scheduling and asset management software and services, the Company has divested certain non-core operations, including its ALLIANCE software and services business, a videoconferencing hardware services business, an integration business and a videoconferencing endpoint manufacturing business. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing or new markets. In addition, the Company continues to evaluate the profitability realized or that is likely to be realized by its existing businesses and operations. Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company’s business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs, or could otherwise have a material adverse effect on Forgent’s business, financial condition or results of operations.

Due to the risk factors noted above and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company,” Forgent’s past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company’s common stock in any given period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company’s investments, Forgent does not consider these risks to be significant.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the past, Forgent managed its foreign currency exchange rate risk by utilizing forward contracts to hedge its foreign currency exposure on firm commitments. The principal currencies hedged were the Euro and Australian dollars. Forgent ceased utilizing hedges in fiscal year 2001. During the last three fiscal years, the Company has significantly reduced its international operations. The operations from Forgent’s Canadian subsidiary are not significant as to cause a material foreign currency exchange rate risk to the Company. Therefore, Forgent considers its market risk exposure related to foreign currency exchange rates on a go-forward basis to be insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forgent Networks, Inc.

We have audited the accompanying consolidated balance sheets of Forgent Networks, Inc. (the “Company”) as of July 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forgent Networks, Inc. at July 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Austin, Texas
September 9, 2005	Ernst & Young LLP

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	JULY 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $650 at July 31, 2004 and 2005	$19,051	$15,861
Short-term investments	2,490	1,487
Accounts receivable, net of allowance for doubtful accounts of $10 and $1 at July 31, 2004 and 2005, respectively	380	471
Prepaid expenses and other current assets	309	266

Total current assets	22,230	18,085

Property and equipment, net	3,024	1,957
Intangible assets, net	258	33
Other assets	267	27

	$25,779	$20,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,502	$1,856
Accrued compensation and benefits	247	590
Other accrued liabilities	1,056	1,209
Notes payable, current portion	348	355
Deferred revenue	326	517

Total current liabilities	3,479	4,527

Long-term liabilities:
Deferred revenue	2	4
Other long-term obligations	2,769	2,280

Total long-term liabilities	2,771	2,284

Net liabilities from discontinued operations	29	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 26,625 and 26,967 shares issued, 24,871 and 25,177 shares outstanding at July 31, 2004 and 2005, respectively	266	269
Treasury stock at cost, 1,754 and 1,790 shares at July 31, 2004 and 2005, respectively	(4,726)	(4,815)
Additional paid-in capital	264,582	265,020
Accumulated deficit	(240,631)	(247,199)
Accumulated other comprehensive income	9	16

Total stockholders’ equity	19,500	13,291

	$25,779	$20,102

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JULY 31,
	2003	2004	2005
REVENUES:
Intellectual property licensing	$49,202	$14,806	$7,894
Software and services	—	1,019	2,012
Other	566	22	—

Total revenues	49,768	15,847	9,906

COST OF SALES:
Intellectual property licensing	24,471	7,227	6,149
Software and services	—	612	892
Other	497	24	—

Total cost of sales	24,968	7,863	7,041

GROSS MARGIN	24,800	7,984	2,865

OPERATING EXPENSES:
Selling, general and administrative	6,236	8,266	12,858
Research and development	69	320	318
Impairment of assets	(212)	1,459	—
Amortization of intangible assets	—	41	50

Total operating expenses	6,093	10,086	13,226

INCOME (LOSS) FROM OPERATIONS	18,707	(2,102)	(10,361)

OTHER (EXPENSES) INCOME:
Interest income	160	213	405
Foreign currency translation	—	(625)	(15)
Interest expense and other	(195)	(110)	(24)

Total other (expenses) income	(35)	(522)	366

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	18,672	(2,624)	(9,995)
Provision for income taxes (expense)	(248)	(22)	(16)

INCOME (LOSS) FROM CONTINUING OPERATIONS	18,424	(2,646)	(10,011)

Loss from discontinued operations, net of income taxes of $21, $0 and $0 for the years ended July 31, 2003, 2004 and 2005, respectively	(8,450)	(18,567)	(642)
(Loss) Income on disposal, net of income taxes of $42, $0 and $0 for the years ended July 31, 2003, 2004 and 2005, respectively	(1,954)	573	4,085

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(10,404)	(17,994)	3,443

NET INCOME (LOSS)	$8,020	$(20,640)	$(6,568)

BASIC INCOME (LOSS) PER SHARE:
Income (Loss) from continuing operations	$0.75	$(0.10)	$(0.40)
Income (Loss) from discontinued operations	$(0.42)	$(0.73)	$0.14
Net income (loss)	$0.33	$(0.83)	$(0.26)
DILUTED INCOME (LOSS) PER SHARE:
Income (Loss) from continuing operations	$0.73	$(0.10)	$(0.40)
Income (Loss) from discontinued operations	$(0.41)	$(0.73)	$0.14
Net income (loss)	$0.32	$(0.83)	$(0.26)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,660	24,731	24,959
Diluted	25,201	24,731	24,959

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	COMMON STOCK
	NUMBER OF SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED DEFICIT	ACCUMULATED UNEARNED COMPENSATION	OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JULY 31, 2002	24,880	$257	$263,334	$(2,857)	$(228,011)	$(227)	$(218)	$32,278
Proceeds from stock issued under employee plans	417	4	498					502
Purchase of Treasury Stock	(709)			(1,374)				(1,374)
Stock compensation for Employees and consultants			43			(43)		—
Amortization of unearned Compensation						242		242
Net income					8,020
Comprehensive Income	0	0	0	0	0	0	(414)	7,606

BALANCE AT JULY 31, 2003	24,588	261	263,875	(4,231)	(219,991)	(28)	(632)	39,254
Proceeds from stock issued under employee plans	453	5	694					699
Purchase of Treasury Stock	(170)			(495)				(495)
Stock compensation for employees and consultants			13			(13)		—
Amortization of unearned compensation						41		41
Net loss					(20,640)
Comprehensive loss	0	0	0	0	0	0	641	(19,999)

BALANCE AT JULY 31, 2004	24,871	266	264,582	(4,726)	(240,631)	—	9	19,500
Proceeds from stock issued under employee plans	342	3	438					441
Purchase of Treasury Stock	(36)			(89)				(89)
Net loss					(6,568)
Comprehensive loss	0	0	0	0	0	0	7	(6,561)

BALANCE AT JULY 31, 2005	25,177	$269	$265,020	$(4,815)	$(247,199)	$—	$16	$13,291

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE YEARS ENDED JULY 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$18,424	$(2,646)	$(10,011)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	917	1,252	1,537
Amortization of leasehold advance and lease impairments	(1,490)	(839)	(610)
Provision for doubtful accounts	105	110	12
Impairment of long-lived assets	(191)	2,037	—
Amortization of unearned compensation	242	41	—
Foreign currency translation loss	—	646	5
Gain (Loss) on sale/disposal of fixed assets	92	(9)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(8,315)	8,367	(84)
Inventories	26	—	—
Prepaid expenses and other current assets	(114)	(174)	(56)
Accounts payable	20	(1,249)	439
Accrued expenses and other long term obligations	(1,187)	(343)	629
Deferred revenue	(5)	115	169

Net cash provided by (used in) operating activities	8,524	7,308	(8,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of discontinued operations / assets	7,350	—	3,305
Purchases of short-term investments	(3,859)	(4,873)	(1,787)
Sales and maturities of short-term investments	2,729	6,228	2,786
Purchases of property and equipment	(45)	(654)	(63)
Sales of property and equipment	—	35	44
Purchase of business, net of cash acquired	—	(2,323)	—
Collection of notes receivable, net of issuance	145	128	67
Change in other assets	—	(200)	73

Net cash provided by (used in) investing activities	6,320	(1,659)	4,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	502	699	441
Purchases of treasury stock	(1,374)	(495)	(89)
Payments on notes payable and capital leases	(881)	(556)	(405)
Proceeds from notes payable	373	370	401

Net cash (used in) provided by financing activities	(1,380)	18	348

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash (used in) provided by discontinued operations	(11,040)	(7,813)	3,347
Loss (gain) on sale of discontinued operations	1,954	—	(3,305)

Effect of translation exchange rates on cash	(414)	(4)	5

Net increase (decrease) in cash and cash equivalents	3,964	(2,150)	(3,190)
Cash and cash equivalents at beginning of period	17,237	21,201	19,051

Cash and cash equivalents at end of period	$21,201	$19,051	$15,861

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$74	$57	$58
Income taxes paid	—	185	—
Issuance of restricted stock to employees and consultants	—	13	—

The accompanying notes are an integral part of these consolidated financial statements

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

1. THE COMPANY

Forgent Networks, Inc. (“Forgent” or the “Company”) is a licensor of intellectual property and a provider of low-cost, easy-to-use scheduling and asset management software solutions that enable organizations to schedule and manage their office environment effectively and efficiently. Founded in 1985 and using its expertise in the videoconferencing equipment industry, the Company manufactured and installed videoconferencing endpoints. In January 2002, the Company sold its manufacturing products business, shifting its focus from hardware manufacturing to software and services. To further expedite this shift, during fiscal year 2002, Forgent also sold its integration business, which designed and installed custom integrated visual communication systems primarily in meetings spaces of large corporations. During fiscal year 2003, the Company completed the divestiture of its videoconferencing hardware services business. During fiscal year 2005, Forgent divested its ALLIANCE software business, devoting itself to its intellectual property licensing business and to its NetSimplicity software and services business.

Forgent’s intellectual property licensing business is derived from the Company’s Patent Licensing Program. The Company’s Patent Licensing Program is currently focused on generating license revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 (“‘672 patent”) and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Forgent has also identified another patent, U.S. Patent No. 6,285,746 (“‘746 patent”), from which management expects to garner licensing revenues. The ‘746 patent relates to technology that stores incoming multimedia in a controlled video system and allows storage, retrieval and playback during the recording. Other patents are currently being investigated for additional licensing opportunities.

Forgent’s flagship product, Meeting Room Manager (“MRM”), automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, creating reports and more. The product is easy to install and easy to deploy, which enables customers to utilize the software within minutes of starting their deployment. Other products currently marketed include Visual Asset Manager, an easy-to-use total asset tracking and management tool, and Resource Scheduler, a scheduling application built on the same technological platform as MRM but designed for scheduling resources such as equipment, computers, etc.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets, the loss and income from discontinued operations and the loss from its impairments. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in the ‘672 patent, and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary,

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Compression Labs, Inc. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred for legal counsel’s time.

Software and service revenue consists of license and service fees. License fee revenue is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training and installation. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value for the license element is not available and license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element. For maintenance, VSOE of fair value is based upon the renewal rate specified in each contract. For training and installation services, VSOE of fair value is based upon the rates charged for these services when sold separately. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred. The Company’s arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue. Deferred revenues are recognized in the Consolidated Statements of Operations over the terms of the arrangements, primarily ranging from one to three years.

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

Goodwill and other intangible assets with indefinite lives are no longer required to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the Company reviews its goodwill and these intangible assets for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period. Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In accordance with SFAS No. 144, Forgent reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased. As of July 31, 2004 and 2005, the Company holds $650 in certificates of deposit to secure its note payable to Silicon Valley Bank.

SHORT-TERM INVESTMENTS

Short-term investments are carried at market value. Short-term investments consist of funds primarily invested in mortgage-backed securities guaranteed by the U.S. government, government securities and commercial paper, and mature within one year of July 31, 2004 and 2005. The carrying amounts of the Company’s short-term investments at July 31, 2004 and 2005 are as follows:

	2004		2005
	COST	MARKET VALUE	COST	MARKET VALUE
Corporate Obligations	$1,103	$1,103	$—	$—
Other	1,387	1,387	1,487	1,487

	$2,490	$2,490	$1,487	$1,487

The Company accounts for investment securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 2004 and July 31, 2005, all investment securities were classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statement of Operations. As of July 31, 2004 and July 31, 2005, the Company had $0 and $2, respectively, in unrealized losses on available-for-sale securities. The Company did not realize any related losses or gains during the years ended July 31, 2003, 2004 and 2005 respectively.

CREDIT POLICY

The Company reviews potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term, which is usually net thirty days. When payment is reasonably assured and no known barriers exist to legally enforce the payment, the Company extends credit to customers, not to exceed 10% of their net worth. An account is placed on “Credit Hold” if a placed order exceeds the credit limit and may be placed on “Credit Hold” sooner if circumstances warrant. The Company follows its credit policy consistently and constantly monitors all of its delinquent accounts for indications of uncollectibility.

CONCENTRATION OF CREDIT RISK

Forgent’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the licensing program, increasing expenditures associated with pursuit of the program and other risks that could adversely affect the Company. Additionally, the ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to enforce and pursue its rights through the legal system when necessary.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems and engineering, and is recorded at manufactured cost, if the Company manufactured the asset or is recorded at cost, if purchased. Depreciation and amortization are recorded using the straight-line method over the estimated economic useful lives of the assets, which range from two to five years, over the shorter of the lease term or over the life of the improvement of the respective assets, as applicable. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic useful lives of its property and equipment and makes adjustments, if necessary, according to the latest information available.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of short-term investments and notes payable approximates fair value because of the short maturity and nature of these instruments. The Company places its cash investments in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument. The Company has not experienced any significant losses on its investments.

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

The Company capitalized internal software development costs of $2,814 and $889 for the years ended July 31, 2003 and 2004, respectively. Forgent has no current development projects that have reached technological feasibility and thus did not capitalize any internal software developments costs in fiscal year 2005. Amortization of capitalized software development costs for the years ended July 31, 2003 and 2004 were $1,524 and $969 respectively. No software development costs were amortized during the year ended July 31, 2005. Amortization of capitalized software development costs was charged to cost of sales for software and services.

During the year ended July 31, 2004, management decided to discontinue its efforts on its ALLIANCE software products and services. As a result, the capitalized software development costs related to ALLIANCE were fully impaired and the Company recorded a $4,748 charge to cost of sales. No capitalized software development costs were impaired for the years ended July 31, 2003 or July 31, 2005.

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

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans for grants to employees. Accordingly, no compensation cost is recognized for its stock option plans unless options are issued at exercise prices that are below the market price on the measurement date. Had compensation cost for the Company’s stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the fair value method, the Company’s net (loss) income per share would have reflected the following pro forma amounts for the years ended July 31, 2003, 2004 and 2005:

	2003	2004	2005
Net (loss) income
Net (loss) income as reported	$8,020	$(20,640)	$(6,568)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	$11	$—	$4
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	$(2,178)	$(1,413)	$(1,158)
Pro forma (loss) income	$5,853	$(22,053)	$(7,722)
Basic (loss) income per common share:
As reported	$0.33	$(0.83)	$(0.26)
Pro forma	$0.24	$(0.89)	$(0.31)
Diluted (loss) income per common share:
As reported	$0.32	$(0.83)	$(0.26)
Pro forma	$0.23	$(0.89)	$(0.31)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended July 31, 2003, 2004 and 2005:

	2003	2004	2005
Dividend yield	—	—	—
Expected volatility	82.63%	83.69%	79.09%
Risk-free rate of return	3.27%	3.67%	3.90%
Expected life	6.60 years	5.84 years	5.73 years

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board issued SFAS No. 123R “Share-Based Payment,” which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation.” This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense on the statement of operations over the vesting period of the awards. Forgent currently does not expense its share-based compensation based upon the fair value method, but discloses the effect of these items as required by SFAS No. 123 and SFAS No. 148 (see “Employee Stock Plans” above and Note 12). SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and Forgent will adopt SFAS No. 123R using the “modified prospective” transition method. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date 1) according to FAS 123R for all share-based payments granted after the effective date and 2) according to FAS123 for all awards granted to employees prior to the effective date of FAS 123R that were unvested on the effective date. Based on current stock options granted, management will continue using the Black-Scholes model to estimate the fair value of its options and anticipates it will incur compensation expense of approximately $200-300 during fiscal year 2006 upon adoption of this standard.

3. INTELLECTUAL PROPERTY LEGAL CONTRACTS

At the end of the first fiscal quarter of 2005, Forgent terminated its previous legal counsel participating in the Company’s Patent Licensing Program. As a result of discussions following the termination, on December 21, 2004, Forgent entered into a Resolution Agreement with its former counsel and a letter agreement with three law firms who previously served as local counsel in the litigation of the Company’s U.S. Patent No. 4,698,672 (the “‘672 Litigation”). Under the Resolution Agreement, the Company agreed to pay its former counsel an initial amount of $1,000, 50% of the first $6,000 in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter. Under the letter agreement, the Company agreed to pay the three local counsel law firms an initial amount of $38, 7.5% of the first $6,000 in settlements or judgments received from certain defendants and 1.5% of all settlements or judgments received from such defendants thereafter. Forgent paid the $1,038 as required by these two agreements in December 2004.

In January 2005, Forgent entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, Forgent agreed to pay Godwin a contingency fee of 16% of all license proceeds, net of expenses, and 21% of all litigation proceeds, net of expenses, once total proceeds from licensing and litigation exceed $6,000. Additionally, Forgent agreed to pay Godwin 50% of the firm’s standard hourly rate for time incurred. On May 19, 2005, Forgent amended its agreement with Godwin, effective May 1, 2005, to change the contingency fee to 22% for both licensing and litigation net proceeds and to establish a fixed monthly fee for time incurred at $200.

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

Legal expenses for the contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statement of Operations. Cost of sales for the intellectual property licensing business for the years ended July 31, 2003, 2004 and 2005 were $24,471, $7,227 and $6,149, respectively. Other legal expenses incurred related to the ‘672 patent are recorded as part of operating expenses on the Consolidated Statement of Operations. Other related legal expenses for the years ended July 31, 2003, 2004 and 2005 were $1,323, $962 and $3,467, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

4. DISCONTINUED OPERATIONS

During fiscal year 2004, Forgent experienced declining revenues related to its ALLIANCE software products and services and therefore decided to cease actively marketing and selling the ALLIANCE software products as of January 31, 2004. The ALLIANCE assets were fully impaired for the year ended July 31, 2004. On November 24, 2004, Forgent entered into an Asset Purchase Agreement and sold certain patents and other intellectual property and documentation related to the management and scheduling, planning and execution of audio, video and web conferencing to Tandberg Telecom AS (“Tandberg”), a wholly owned subsidiary of Tandberg ASA. Included in this sale was Forgent’s ALLIANCE software suite. Additionally, the Company licensed certain patents to Tandberg and released Tandberg from and agreed not to assert claims related to Forgent’s retained patents and intellectual property. Forgent received $3,750 in cash upon closing in November 2004. This transaction allowed the Company to simplify its business, focus on its core operations and generate additional cash. Based on the estimated fair values of the items sold and licensed patents, the sale was recorded as $346 in intellectual property licensing revenues from continuing operations and $3,303 in gain, net of expenses, from discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2005.

Subsequent to the sale to Tandberg, management decided to discontinue its ALLIANCE operations. During the fourth fiscal quarter of 2005, Forgent exited its ALLIANCE business. As part of this plan, Forgent entered into a Separation Agreement and Full and Final Release of Claims with Kenneth A. Kalinoski, former Vice President – Development and Chief Technology Officer who served as the leader of the ALLIANCE operations. Pursuant to the terms of the Agreement, Mr. Kalinoski’s employment relationship with the Company was terminated, effective May 1, 2005. Additionally, Forgent notified its ALLIANCE customers that the Company would no longer provide maintenance and support services for the ALLIANCE software after May 31, 2005. As of July 31, 2005, the Company no longer employed any ALLIANCE employees. Upon the disposal of the ALLIANCE business, Forgent recorded $231 in losses from discontinued operations for the year ended July 31, 2005.

In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”), based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. The divestiture was a strategic move designed to enable Forgent to focus on growing its intellectual property licensing business, growing its software and services business, increasing its cash balances, improving its overall gross margin and reducing its operating expenses. The assets sold included accounts receivable, inventory, fixed assets, certain prepaid assets and goodwill. As consideration for the sale of the Services Business, the Company received $7,350 in cash, which was net of a $400 transaction extension fee, and the assumption of substantially all of the Services Business’ liabilities, including deferred maintenance revenue, identified accounts payable and capital lease obligations. An additional $2,250 in cash was held for possible purchase price adjustments and indemnity claims. See further discussion below.

Forgent assigned its lease for approximately six thousand square feet of office space in Kennesaw, Georgia to Gores, which was accepted by the landlord with no further obligations by Forgent. This office space was utilized as a sales office for the Services Business. Forgent did not remain contingently liable for performance on existing contracts or future contracts entered into by Gores. Additionally, Forgent and Gores entered into a transition services agreement, whereby the Company would provide, for a fee at actual cost, certain transition services for Gores related to the assets acquired and liabilities assumed in the sale. Forgent and Gores also entered into a reseller agreement, whereby Gores could resell the Company’s software products, and a co-marketing arrangement, whereby the Company would receive a commission for referring videoconferencing related service business to Gores. Gores retained approximately 70 employees employed by the Services Business and Forgent did not have any continuing involvement in the go-forward operations of the Services Business.

For the year ended July 31, 2003, Forgent incurred a loss of $1,954 on the disposal of the Services Business. During fiscal year 2004, Forgent negotiated the final resolution of the purchase price adjustments with Gores and received $575 in cash from Gores in January 2004. As a result, the Company recorded $573 in income from discontinued operations, which included the cash received from Gores and residual activity related to the disposal of the Services Business. In January 2005, Forgent received the final cash payment from Gores for indemnity claims held in escrow and recorded $1,013 in income from discontinued operations for the year ended July 31, 2005. No indemnity claims were paid pursuant to the sales agreement with Gores.

As a result of management’s decision to cease the ALLIANCE operations and the sale of the Services Business, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

statements. The operating results of the ALLIANCE operations and Services Business included in the Consolidated Statements of Operations for the fiscal years ended July 31, 2003, 2004 and 2005 are as follows:

	2003	2004	2005
Revenues from unaffiliated customers	$18,921	$1,628	$198
Loss from discontinued operations	(8,450)	(18,567)	(642)
(Loss) gain on disposal of discontinued operations	(1,954)	573	4,085

Since the ALLIANCE assets were fully impaired during fiscal year 2004, $29 in net liabilities is presented on the Consolidated Balance Sheet as of July 31, 2004 from this discontinued operation. The ALLIANCE business had no assets or liabilities as of July 31, 2005. Since the Services Business was sold as of July 31, 2003, no net assets from this discontinued operation are presented on the Consolidated Balance Sheets as of July 31, 2004 or as of July 31, 2005.

5. ACQUISITIONS

During October 2003, Forgent acquired substantially all of the assets and operations of Network Simplicity Software, Inc., a privately held provider of web-based scheduling solutions. The acquired software products, targeted for small to medium sized businesses and departments or divisions of large enterprises, are sold under the Company’s NetSimplicity software product line. This strategic acquisition allowed the Company to expand its market opportunities into the small to medium sized business market. As a result of the acquisition, Forgent’s workforce grew by ten employees and the acquired workforce remained based in Richmond, British Columbia, Canada.

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

During April 2004, $358 of the potential future cash considerations was earned by the seller of Network Simplicity Software, Inc. (“Seller”), recorded as an adjustment to the purchase price and allocated to acquired software. This contingent amount was paid in May 2004. During October 2004, $678 of the potential future cash considerations was earned, recorded as an adjustment to the purchase price and allocated to the acquired software. Approximately $105 of the $678 contingency amount was paid to the Seller. In April 2005, Forgent entered into a Settlement Agreement with the Seller, in which the Seller delivered certain software code related to the original Asset Purchase Agreement and waived the remaining $578 payment and any additional payments tied to future contingencies. Additionally, Forgent and the Seller mutually agreed to terminate the Asset Purchase Agreement and released all claims against each other related to this agreement. As a result of the Settlement Agreement, $63 of intangible assets related to the Non-Compete Agreement was fully amortized and the purchase price and allocation to the acquired software was adjusted. The following table shows

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

the amounts assigned to each major asset and liability class:

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

6. ASSET IMPAIRMENT

During the fiscal year ended July 31, 2004, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the year ended July 31, 2004
	Continuing Operations - Corporate Segment	Discontinued Operations	Total Impairment
Prepaid assets	$—	$90	$90
Capitalized software development costs	—	4,748	4,748

Impairment in cost of sales	—	4,838	4,838

Prepaid assets	—	10	10
Equipment	—	211	211
Goodwill	—	5,042	5,042
Leasehold improvements	183	—	183
Property leases	1,276	267	1,543

Impairment in operating expenses	1,459	5,530	6,989

Total impairment	$1,459	$10,368	$11,827

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

During the second fiscal quarter of 2004, Forgent faced declining revenues related to its ALLIANCE software products and services and experienced increasing revenues related to its NetSimplicity software products and services. Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated. Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and NetSimplicity product lines and re-evaluated its strategy regarding growing revenues from this segment. As a result, Forgent decided to cease actively marketing and selling its ALLIANCE software products and impaired the ALLIANCE assets. During fiscal year 2005, Forgent divested its ALLIANCE operations (see Note 4).

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts. Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4,748 in net capitalized software development costs and $211 in equipment related to ALLIANCE. Additionally, Forgent impaired $100 of certain prepaid assets that specifically supported ALLIANCE. Due to the decrease in software and services revenues and Forgent’s shift in its strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model. As a result of this valuation, Forgent recorded a $5,042 impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc. (“GSS”). The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform. The $10,101 impairment charge related to ALLIANCE was recorded to the Company’s Consolidated Statement of Operations as part of discontinued operations for the year ended July 31, 2004.

Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with SFAS No. 142 and SFAS No. 144. These assets included fixed assets and intangible assets. Based on the estimated future cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the year ended July 31, 2004.

In January 2004, the Company closed its ALLIANCE sales office in Melville, New York. Management was unable to sublease the vacated space and upon review of the future discounted cash flows related to this lease, management recorded an impairment charge of $78. Additionally, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were less than originally anticipated due to depressed then current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an impairment charge of $1,465. During fiscal year 2004, Forgent also analyzed its recorded leasehold improvements at its Wild Basin property. This analysis indicated that certain leasehold improvements were no longer of value. Therefore, management recorded an impairment charge of $183 related to these leasehold improvements. The $1,726 impairment related to the Wild Basin and New York leases and the leasehold improvements were recorded to the Company’s Consolidated Statement of Operations for the year ended July 31, 2004 with $1,459 to continuing operations and $267 to discontinued operations.

During the fiscal year ended July 31, 2003, Forgent recorded impairment losses on the Consolidated Statement of Operations as follows:

	For the year ended July 31, 2003
	Continuing Operations - Corporate Segment	Discontinued Operations	Total Impairment
Property leases	$481	$475	$956
Notes & interest receivable	(693)	—	(693)
Goodwill	—	1,331	1,331

Total impairment	$(212)	$1,806	$1,594

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Forgent’s discontinued integration and videoconferencing hardware services businesses were located at its facilities in King of Prussia, Pennsylvania, which leases approximately 41 thousand square feet. As a result of the sale of Forgent’s videoconferencing hardware services business to Gores in July 2003, approximately 37% of the total lease space was subleased to Gores, based on then current market values. SPL Integration Solutions (“SPL”), who purchased Forgent’s integration business, and another subtenant subleased the remaining 63% of the total lease space during fiscal year 2003. However, in October 2003, SPL’s sublease terminated and the subtenant vacated its leased space. Therefore, management reviewed the undiscounted cash flows of this lease and the related subleases, determined the economic value of the lost sublease rental income and recorded a charge of $454. Forgent remained obligated to make lease payments in accordance with the original terms of this lease. In November 2002, the ALLIANCE/GSS development operations in Atlanta, Georgia, were relocated to Forgent’s headquarters in Austin, Texas. Management was unable to sublease the vacated space and upon review of the future undiscounted cash flows related to this lease, management recorded an impairment charge of $21. The lease impairments for the King of Prussia and Atlanta facilities were recorded as part of discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

Management also analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent was able to sublease the vacated space more quickly than originally anticipated, the rates on the subleases were considerably less than originally anticipated due to depressed then current market rates. Therefore, management calculated the economic value of the lost sublease rental income and recorded an impairment charge of $481. Forgent remained obligated to make lease payments in accordance with the original terms of this lease. The Wild Basin lease impairment was recorded as part of continuing operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

During the 2003 fiscal year, Forgent recorded $312 in accrued interest on both outstanding notes receivable from VTEL Products Corporation (“VTEL”) and fully reserved the accrued interest. Management agreed with VTEL’s management during the first fiscal quarter of 2003 to offset Forgent’s accounts payable to VTEL with its accounts receivable, notes receivable and interest receivable from VTEL. The Forgent liability was fully offset with the accounts receivable and accrued interest and partially offset with the note receivable in default, thus relieving $693 of the related reserves. Since the initial $5,967 charge to reserve the VTEL notes receivable was reported as part of the asset impairment from continuing operations, the related reduction of the reserves was also reported as part of the asset impairment from continuing operations for the year ended July 31, 2003. No cash was exchanged with these transactions.

The ongoing difficult economic environment and its associated negative impact on the Company’s software business during fiscal year 2003 represented an indicator of a possible impairment on the Company’s software business. Therefore, the Company was required to perform an impairment analysis in accordance with SFAS No. 142 to determine the fair value of the assets and liabilities of its software business. As a result of this analysis, Forgent recorded a $1,331 impairment of its goodwill related to its acquisition of GSS. This impairment was recorded as part of discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2003.

7. LOAN IMPAIRMENT

During fiscal year 2002, Forgent sold the operations and certain assets, including the VTEL name, of its videoconferencing equipment business (“Products business”), which designed, manufactured and sold multi-media visual communication products. The sale was made to VTEL Products Corporation (“VTEL”), a privately held company created by the former Vice-President of Manufacturing of the Products business and two other senior management members of the Products business. As a result of the sale, the Company received a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, and a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5,000. VTEL did not remit payment on its first subordinated promissory note due in April 2002, as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company fully reserved the outstanding balances of both notes from VTEL as of July 31, 2002. The outstanding loan balance and the related reserve for loan losses as of July 31, 2004 and 2005 are as follows:

	July 31,
	2004	2005
Loan balance	$5,780	$5,780
Reserve for loan losses	(5,780)	(5,780)

	$—	$—

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

During the years ended July 31, 2003, 2004 and 2005, Forgent recorded $312, $141 and $0, respectively, in interest income related to the VTEL notes. Due to the continued lack of payment and uncertainty of collection, the Company stopped accruing any interest on the VTEL notes during fiscal year 2004. Although payment is considered doubtful, management continues to monitor VTEL and its operations in efforts to collect these outstanding notes receivables.

8. RESTRUCTURING ACTIVITIES

During fiscal year 2004, Forgent streamlined its software operations to be more commensurate with its software revenue base and implemented a leaner cost structure, which included reducing headcount and closing certain sales offices to conform to the Company’s new operating structure. As a result of this restructuring, Forgent terminated 62 employees, or 58% of the workforce, which affected 33 employees in sales and marketing, 22 employees in research and development and seven employees in general and administrative functions. The designated employees were terminated upon the announcement of the reduction and were assisted with outplacement support services and severance. Additionally, Forgent closed its sales offices in McLean, Virginia and Houston, Texas. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a one-time charge of $616 for termination benefits and $12 related to the office closings and reported the charge as part of discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2004. The termination liability was completely paid during the first fiscal quarter of 2005.

9. SALE OF ACCOUNTS RECEIVABLE

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

Under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of receivables may be accounted for as a sale if the following three conditions are met: (1) the transferred assets are isolated from the transferor, (2) the transferee has the right to pledge or sell the transferred assets and (3) the transferor does not maintain control over the transferred assets. Accordingly, the Company recorded the transfers of the accounts receivable as sales of assets, excluded the related receivables from the Consolidated Balance Sheet and recorded related expenses of $33 for the year ended July 31, 2004. Excluding the accounts receivable sold as part of the divestiture of the videoconferencing hardware services business (see Note 4), no other accounts receivable were sold during the years ended July 31, 2003 or July 31, 2005.

10. PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives are composed of the following:

	JULY 31,
	2004	2005
Software: 3 - 5 years	$2,717	$2,914
Furniture and equipment: 2-5 years	1,972	2,084
Internal support equipment: 2- 4 years	577	577
Capital leases: lease term or life of the asset	401	401
Leasehold improvements: lease term or life of the improvement	2,134	2,164

	7,801	8,140
Less accumulated depreciation	(4,777)	(6,183)

	$3,024	$1,957

The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. As of July 31, 2005, all capital leases were fully amortized. Depreciation and amortization expense relating to property and equipment was approximately $917, $1,086 and $1,312 for the years ended July 31, 2003, 2004 and 2005, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

11. NOTES PAYABLE

Notes payable at July 31, 2004 and 2005 consist of the following:

	2004	2005
Notes payable to Silicon Valley Bank in monthly installments through July 2008, bearing interest at prime plus 0.75% and prime plus 1.25%	$650	$650
Less: current maturities	(348)	(355)

Long-term notes payable	$302	$295

The notes payable to Silicon Valley Bank are secured by a certificate of deposit equal to the $650 balance. As of July 31, 2005, Forgent had an additional $350 available in notes payable from Silicon Valley Bank. Additional notes payable obtained from Silicon Valley Bank would bear interest at prime plus 0.75% and require monthly installments over a three year term.

12. STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PROGRAM

During fiscal years 2003, 2004 and 2005, the Company repurchased 709, 170 and 36 shares of its Common Stock for $1,383, $495 and $89 respectively. These purchased shares remained in treasury as of the end of fiscal year 2005.

STOCK AND STOCK OPTION PLANS

Forgent has three stock option plans, the 1989 Stock Option Plan (the “1989 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 1992 Director Stock Option Plan (the “1992 Plan”). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. Effective June 1999, the 1989 Plan expired whereby the Company can no longer grant options under the 1989 Plan; however, options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to non-employee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $216, $41 and $4 for fiscal years ending July 31, 2003, 2004 and 2005.

As of July 31, 2005, Forgent had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options outstanding	1,557
Options available for future grant	2,582

Shares reserved	4,139

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

The following table summarizes activity under all Plans for the years ended July 31, 2003, 2004 and 2005.

	SHARES	2003	SHARES	2004	SHARES	2005
		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at the beginning of the year	3,697	$3.95	4,268	$2.76	2,274	$2.71
Granted	1,825	1.97	564	2.77	101	1.98
Exercised	(169)	1.69	(399)	1.54	(302)	1.32
Canceled	(1,085)	5.69	(2,159)	3.03	(516)	3.39

Outstanding at the end of the year	4,268	$2.76	2,274	$2.71	1,557	$2.70

Options exercisable at the end of the year	4,184	$2.77	2,184	$2.74	1,472	$2.74

Weighted average fair value of options granted during the year		$1.97		$1.99		$1.37

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT JULY 31, 2005	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED - AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT JULY 31, 2005	WEIGHTED - AVERAGE EXERCISE PRICE
$0.94 — $1.54	134	7.86 years	$1.34	112	$1.33
1.61 — 1.61	431	7.22	1.61	431	1.61
1.64 — 2.95	394	7.99	2.48	331	2.55
3.04 — 4.00	487	6.40	3.70	487	3.70
4.19 — 8.19	111	5.01	5.00	111	5.00

$0.94 — $8.19	1,557	7.06	$2.70	1,472	$2.74

Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed. At July 31, 2005, options to purchase 1,472 shares were vested. At July 31, 2005, no unvested options had been exercised.

EMPLOYEE STOCK PURCHASE PLAN

On April 29, 1993, Forgent adopted an Employee Stock Purchase Plan (“Employee Plan”), which enables all employees to acquire Forgent stock under the plan. The Employee Plan authorizes the issuance of up to 1,350 shares of Forgent’s Common Stock. The Employee Plan allows participants to purchase shares of the Company’s Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 178 shares, 73 shares and 43 shares, respectively, for the years ended July 31, 2003, 2004 and 2005.

RESTRICTED STOCK PLAN

On December 17, 1998, the Company adopted a restricted stock plan (the “1998 Plan”). The 1998 Plan authorizes the issuance of up to one million shares of Forgent’s Common Stock to be used to reward, incent and retain employees. No restricted stock was issued during fiscal year 2005. During fiscal year 2004, the Company issued 35 shares

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

under the 1998 Plan with a weighted-average grant date fair market value of $3.07 and recognized $41 in related expense during the year ended July 31, 2004. During fiscal year 2003, the Company issued 19 shares under the 1998 Plan with a weighted-average grant date fair market value of $1.94 and recognized $36 in related expense during the year ended July 31, 2003.

MODIFICATIONS TO OPTIONS

On June 21, 2005, the Board of Directors of the Company approved the acceleration of all unvested employee options. The acceleration was done to increase employee morale and to reduce the option expense in future periods due to the Company’s adoption of SFAS No. 123R, “Share-Based Payment.”

13. DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $57, $46 and $17 for the years ended July 31, 2003, July 31, 2004 and July 31, 2005, respectively. These contributions were recorded as expenses in the Consolidated Statements of Operations.

14. REVENUE CONCENTRATION

Fifty-six percent of the Company’s total revenue for the year ended July 31, 2005 was generated by one-time intellectual property license agreements with two companies. Seventy-two percent of the Company’s total revenue for the year ended July 31, 2004 was generated by one-time intellectual property license agreements with three companies. Thirty-eight percent of the Company’s total revenue for the year ended July 31, 2003 was generated by one-time intellectual property license agreements with three companies. While the Company does not anticipate any additional intellectual property revenue from these companies, it continues to actively seek licenses with other users of its technology. Additionally, the U.S. ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007.

15. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 2003, 2004 and 2005. Approximately 2,596 options, 2,274 options and 1,557 options in fiscal years 2003, 2004 and 2005, respectively, were not included in the computation of the dilutive stock options because the effect of such options would be antidilutive.

	2003	2004	2005
Weighted average shares outstanding – basic	24,660	24,731	24,959
Effect of dilutive stock options	541	—	—

Weighted average shares outstanding – diluted	25,201	24,731	24,959

Basic income (loss) earnings per share — from continuing operations	$0.75	$(0.10)	$(0.40)
Basic income (loss) per share — from discontinued operations	(0.42)	(0.73)	0.14

Basic income (loss) earnings per share – total	$0.33	$(0.83)	$(0.26)

Diluted income (loss) earnings per share — from continuing operations	$0.73	$(0.10)	$(0.40)
Diluted income (loss) per share — from discontinued operations	(0.41)	(0.73)	0.14

Diluted income (loss) earnings per share – total	$0.32	$(0.83)	$(0.26)

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

16. FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 2003, 2004 and 2005:

	2003	2004	2005
Current:
Federal	$126	$—	$—
State	—	—	—
Foreign	—	22	16

Total current	126	22	16
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

	$126	$22	$16

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at July 31, 2004 and 2005 are as follows:

	2004	2005
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$61	$65
Impaired assets	37	—
Other	10	36

	108	101
Valuation allowance	(108)	(101)

Net current deferred tax assets	—	—

Noncurrent deferred tax assets
Net operating losses	54,720	57,331
Research and development credit carryforwards	5,352	5,352
Reserve on investment	2,164	2,164
Minimum tax credit carryforwards	280	280
Fixed assets	2,491	2,013
Charitable contributions	53	53
Impaired assets	777	584
Other	74	79

	65,911	67,856
Valuation allowance	(65,911)	(67,856)

Net noncurrent deferred tax assets	—	—

Net current deferred tax asset	—	—

Net noncurrent deferred tax asset	$—	$—

At July 31, 2005, the Company had federal net operating loss carryforwards of approximately $154,844, research and development credit carryforwards of approximately $5,352 and alternative minimum tax credit carryforwards of approximately $280. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2006 through 2025, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely.

As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2003, 2004 and 2005. The valuation allowance increased by

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

approximately $1,938 during the year ended July 31, 2005 primarily due to operating losses not benefited. Approximately $7,954 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2003, 2004 and 2005 primarily as a result of the following:

	2003	2004	2005
Computed at statutory rate	$3,243	$(7,205)	$(3,398)
State taxes, net of federal benefit	257	(739)	(299)
Foreign losses not benefited	3	14	34
Permanent items	16	86	3
R&D and AMT credits generated	(192)	(29)	—
Extraterritorial income benefit	(340)	(71)	—
Tax carryforwards not benefited	(2,861)	7,966	3,676

	$126	$22	$16

17. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS & OTHER OBLIGATIONS

Forgent leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Additionally, the Company used the proceeds from its notes payable with Silicon Valley Bank to purchase equipment and fund operations. As of July 31, 2005, Forgent had an additional $350 available for its use from Silicon Valley Bank. Forgent may periodically make other commitments and thus become subject to other contractual obligations.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Future minimum lease payments under all operating leases and payments on its notes payable, as of July 31, 2005 are as follows:

FISCAL YEAR ENDING:	OPERATING LEASE OBLIGATIONS	NOTES PAYABLE OBLIGATIONS
2006	$3,991	$386
2007	3,347	226
2008	3,371	83
2009	3,333	—
2010	3,308	—
Thereafter	8,627	—

TOTAL	$25,977	$695

Less amount representing interest		(45)

Net present value of future minimum payments		650

Less current portion of obligations		(355)

Long-term portion of obligations		$295

Total rent expense from continuing operations under all operating leases for the years ended July 31, 2003, 2004 and 2005 was $670, $1,738 and $1,874, respectively. During the years ended July 31, 2003, 2004 and 2005, the Company received $585, $1,307 and $1,699, respectively, in rental income under sub-leasing arrangements. These amounts offset against rental expense in the Consolidated Statements of Operations. Approximately 96% of Forgent’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas. At July 31, 2005, future minimum lease payments receivable under non-cancelable sub-lease arrangements totaled $4,042 for all future years and sub-tenant deposits totaled $233.

As of July 31, 2005, the Company had a $660 liability remaining on its books related to a Tenant Improvement Allowance that was paid to the Company by the landlord for its Wild Basin property in Austin, Texas. The liability is amortized monthly as a reduction in rental expense over the life of the lease on a straight-line basis. Approximately $573 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.

As of July 31, 2005, Forgent had a $1,577 liability related to impairment charges for the economic value of the lost sublease rental income at its properties in Austin, Texas and King of Prussia, Pennsylvania. The liability is amortized monthly as a reduction in rental expense based on the difference between the actual subtenant rental income and the expected subtenant rental income. Approximately $1,118 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet. Additionally, Forgent recorded $61 as of July 31, 2005 as the lease escalation liability for its Austin, Texas property.

CONTINGENCIES

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters, including those discussed below, may have a material adverse effect on the Company’s financial condition or results of operations. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party involves claims for damages in excess of 10% of the Company’s current assets for the period covered by this report on Form 10-K.

Litigation of United States Patent No. 4,698,672 (JPEG)

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, CLI, initiated litigation (“‘672 Litigation”) against 44 companies for infringement of the United States Patent No. 4,698,672 (“‘672 patent”) in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought. The defendants are Adobe Systems Incorporated; Agfa Corporation; Apple Computer, Incorporated; Axis Communications, Incorporated; Cannon USA; Concord Camera Corporation; Creative Labs, Incorporated; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.;

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Kyocera Wireless Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Oce’ North America, Incorporated; Onkyo Corporation; PalmOne, Inc.; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; Thomson S.A.; Toshiba Corporation; Xerox Corporation; Acer America Corporation; AudioVox Corporation; BancTec, Inc.; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Google Inc.; ScanSoft, Inc.; Sun Microsystems Inc.; TiVo Inc.; Veo Inc.; Yahoo! Inc.; Creo, Inc. and Creo Americas, Inc. Forgent has since settled with defendants Adobe Systems, Inc., Macromedia, Inc., Onkyo Corporation, AudioVox Corporation, Axis Communications, Incorporated and Color Dreams, Inc.

In three separate lawsuits filed in July, August and September of 2004, 30 of the above defendants sued CLI and Forgent in the United States District Court for Delaware, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other claims for relief. Additionally, in July and September 2004, Sun Microsystems, Inc. and Google, Inc. filed suit against CLI and Forgent in the San Jose and Oakland Divisions of the United States District Court for Northern California, seeking similar declaratory relief. Forgent and CLI moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District, Marshall Division, rather than in Delaware.

On September 27, 2004, two defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL Panel”) requesting the court to transfer the ‘672 Litigation to either the Delaware or California courts, where the actions filed by the defendants are pending. In October 2004, the Company filed its response opposing transfer of the ‘672 Litigation to Delaware or California and the remaining defendants filed a response joining in the motion to transfer the ‘672 Litigation to Delaware or California. In February 2005, the MDL Panel ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California for pre-trial proceedings.

On April 15, 2005, Microsoft Corporation (“Microsoft”) sued CLI and Forgent in the United States District Court for the Northern District of California, seeking declaratory relief. On April 21, 2005, the Company initiated litigation against Microsoft in the United States District Court for the Eastern District of Texas, Marshall Division, seeking monetary damages, among other relief sought, for the infringement of the ‘672 patent. On June 8, 2005, Forgent filed a notice to dismiss its suit against Microsoft in the United States District Court for the Eastern District of Texas, Marshall Division, without prejudice. On June 9, 2005, Forgent filed a motion to dismiss or stay the Microsoft Corp. v. Forgent Networks, Inc. and CLI suit in the United States District Court for the Northern District of California. Forgent will continue to protect its intellectual property rights through licensing or litigation against Microsoft.

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

Federal Trade Commission Inquiry

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. If the FTC proceeds with an investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing process. The Company believes that CLI has not acted improperly and advised the FTC as such. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID. In November 2004, the FTC issued a ruling denying Forgent’s Petition to Quash, but modifying the Subpoena and CID. In February 2005 and March 2005, the Company responded to the Subpoena and the CID by providing the required documents and other responsive material. Forgent continues to respond to the FTC as required but has not received any final conclusion from the FTC on its inquiries.

FORGENT NETWORKS, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Litigation of United States Patent No. 6,285,746 (DVR)

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants are Cable One, Inc., a subsidiary of the Washington Post Company; Charter Communications, Inc.; Comcast Corporation; Cox Communications, Inc., a subsidiary of Cox Enterprises, Inc.; EchoStar Communications Corporation; The DIRECTV Group, Inc.; Time Warner Inc.; and their respective subsidiaries.

On September 19, 2005, two companies filed a declaratory judgment against Forgent in the United States District Court for the Eastern District of Texas, Tyler Division, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid.

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

The matter went to trial on April 26, 2005. On May 6, 2005, the jury unanimously concluded that Forgent has no further liability to the Estate of Gordon Matthews. Additionally, the Company was successful in its claim for payment of prior officer loans and attorney’s fees. As a result of the final judgment entered by the court, Forgent and the independent executrix entered into a Settlement Agreement and Mutual Release of Claims on August 9, 2005. Pursuant to the agreement, Forgent will not make any payments to the independent executrix and waived its rights to receive payment of prior officer loans and attorney’s fees.

18. SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: intellectual property licensing and software and services. Forgent’s intellectual property licensing business is currently focused on generating licensing revenues relating to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 and its foreign counterparts and is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. Forgent’s software and services business currently provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services. The ALLIANCE operations, which were included in the software segment, are accounted for as discontinued operations in the consolidated financial statements. The Company’s prior Solutions segment, which included an integration business and a videoconferencing hardware services business, provided a wide variety of maintenance, network consulting and support services to customers, and designed and installed custom integrated visual communication systems primarily in meetings spaces of large corporations. As a result of the sales of the integration business in April 2002 and the videoconferencing hardware services business in July 2003, the Solutions segment is accounted for as discontinued operations in the consolidated financial statements. The accounting policies of Forgent’s reportable segments are the same as those described in Note 2.

The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. In order to evaluate the intellectual property and software segments as stand-alone businesses, the Company created a Corporate segment to include all unallocated corporate operating expenses during fiscal year 2005 which increased the intellectual property and software segments’ operating income. The prior years’ segment information has been restated to present the Company’s reportable segments as they are currently defined. The Company does not identify assets or capital expenditures by reportable segments, and the Company’s Chief Executive Officer and Chief Financial Officer do not evaluate the segments based on

FORGENT NETWORKS, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

these criteria. The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating (loss) income for the years ended July 31, 2003, 2004 and 2005:

	Intellectual Property Licensing	Software & Services	Corporate & Other	Total
For the year ended July 31, 2005
Revenues from unaffiliated customers	$7,894	$2,012	$—	$9,906
Gross margin	1,745	1,120	—	2,865
Operating income (loss)	(3,134)	(2,136)	(5,091)	(10,361)

For the year ended July 31, 2004
Revenues from unaffiliated customers	$14,806	$1,019	$22	$15,847
Gross margin	7,579	407	(2)	7,984
Operating income (loss)	5,113	(1,366)	(5,849)	(2,102)

For the year ended July 31, 2003
Revenues from unaffiliated customers	$49,202	$—	$566	$49,768
Gross margin	24,731	—	69	24,800
Operating income (loss)	22,686	—	(3,979)	18,707

Revenue and long-lived assets related to operations in the United States and foreign countries for the three fiscal years ended July 31, 2005 are presented below.

	FOR THE YEARS ENDED JULY 31,
	2003	2004	2005
Revenue from unaffiliated customers:
United States	$2,398	$10,351	$8,999
Foreign	47,370	5,496	907

	$49,768	$15,847	$9,906

Long-lived assets at the end of year:
United States	$2,140	$3,512	$1,996
Foreign	—	37	21

	$2,140	$3,549	$2,017

FORGENT NETWORKS, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

19. QUARTERLY INFORMATION (UNAUDITED)

The following tables contain selected unaudited consolidated statements of operations and earnings (loss) per share data for each quarter during fiscal years 2005 and 2004.

	FOR THE THREE MONTHS ENDED
	31-Oct-04	31-Jan-05	30-Apr-05	31-Jul-05
Total revenues, as reported	$6,455	$1,583	$1,183	$879
ALLIANCE software revenue - discontinued operations in fourth fiscal quarter of 2005	97	67	30	—

Restated total revenues	$6,358	$1,516	$1,153	$879

Gross margin from continuing operations, as reported	$3,322	$(180)	$(81)	$(1)

ALLIANCE margin - discontinued operations in fourth fiscal quarter of 2005	97	67	31	—

Restated gross margin from continuing operations	$3,225	$(247)	$(112)	$(1)

Gross margin from discontinued operations	97	67	30	4

Net (loss) income	$388	$231	$(4,291)	$(2,896)

Basic (loss) income per share	$0.02	$0.01	$(0.17)	$(0.12)

Diluted (loss) income per share	$0.02	$0.01	$(0.17)	$(0.12)

	FOR THE THREE MONTHS ENDED
	31-Oct-03	31-Jan-04	30-Apr-04	31-Jul-04
Total revenues, as reported	$3,871	$6,613	$816	$6,053

ALLIANCE software revenue - discontinued operations in fourth fiscal quarter of 2005	877	482	147	—

Restated total revenues	$2,994	$6,131	$669	$6,053

Gross margin from continuing operations, as reported	$1,571	$(1,897)	$413	$3,089
ALLIANCE margin - discontinued operations in fourth fiscal quarter of 2005	96	(4,958)	54	—

Restated gross margin from continuing operations	$1,475	$3,061	$359	$3,089

Gross margin from discontinued operations	96	(4,958)	54	123

Net (loss) income	$(2,523)	$(13,503)	$(4,416)	$(198)

Basic (loss) income per share	$(0.10)	$(0.55)	$(0.18)	$—

Diluted (loss) income per share	$(0.10)	$(0.55)	$(0.18)	$—

FORGENT NETWORKS, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

20. SUBSEQUENT EVENTS (UNAUDITED)

On October 3, 2005, a case management proceeding was held and the court confirmed the claims construction hearing date for the ‘672 Litigation to be on February 13, 2006. The court also subjected Microsoft to the same claims construction schedule.

On October 17, 2005, Forgent terminated Godwin Gruber, LLP (“Gruber”) as lead legal counsel for its Patent Licensing Program. However, Gruber will continue to provide legal services to the Company and will be paid on an hourly basis. On October 26, 2005, Forgent engaged Susman Godfrey, LLP (“Susman”) to lead its Patent Licensing Program. Under the new agreement, Forgent agrees to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent receives $6,000 in gross recoveries received on or after October 27, 2004. Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116 for time incurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chairman of the Board and the Chief Executive Officer (“CEO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2005. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the year ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 17, 2005, Forgent terminated Godwin Gruber, LLP (“Gruber”) as lead legal counsel for its Patent Licensing Program. However, Gruber will continue to provide legal services to the Company and will be paid on an hourly basis. On October 26, 2005, Forgent engaged Susman Godfrey, LLP (“Susman”) to lead its Patent Licensing Program. Under the new agreement, Forgent agrees to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent receives $6.0 million in gross recoveries received on or after October 27, 2004. Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116,000 for time incurred.

On September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005). The new exercise price is $1.42. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value.

On September 12, 2005 the Company’s Compensation Committee approved an increase in Mr. Peterson’s (Chief Financial Officer) annual base salary from $200,000 to $210,000 to adjust his compensation to market.

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

See Item 1 of Part I for a description of the executive officers of the Company.

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

Richard N. Snyder, age 61, has served as a director of the Company since December 1997, and was elected chairman of the board in March 2000. In June 2001, Mr. Snyder was elected president and chief executive officer of the Company. From September 1997 until assuming the positions of president and chief executive officer of the Company, Mr. Snyder served as founder and chief executive officer of Corum Cove Consulting, LLC, a consulting firm specializing in providing strategic guidance to high technology businesses. From 1996 until 1997, Mr. Snyder was the senior vice president of World Wide Sales, Marketing, Service and Support of Compaq Computer Corp., a worldwide computer company. From 1995 until 1996, Mr. Snyder was the senior vice president and general manager of Dell Americas, a computer manufacturer and marketer. Prior to 1995, Mr. Snyder served as group general manager of the Deskjet Products Group of Hewlett Packard. He also serves as a director of Symmetricom, Inc., based in San Jose, California.

Kathleen A. Cote, age 56, has served as a director of the Company since December 1999. Ms Cote is currently an advisor and Board member for technology companies. From May 2001 through June 2003, she was chief executive officer of Worldport Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May 2001. From November 1996 to January 1998, Ms. Cote served as chief executive officer of Computervision Corporation, an international provider of software for data management and product development software and services. From November 1986 to November 1996, she held various senior management positions with Computervision Corporation. In January 1998, Computervision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of Radview Corporation and Western Digital Corporation. (1)(3)

James H. Wells, age 58, has served as a director of the Company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc. (1)(2)(3)

Lou Mazzucchelli, age 49, has served as a director of the Company since February 2002. He is currently a venture partner at Ridgewood Capital, a venture capital firm focusing its investments in the information technology industry. Prior to joining Ridgewood Capital in 2001, Mr. Mazzucchelli was an investment banker at Gerard Klauer Mattison in New York, which he joined in 1996 as a PC and digital media technology analyst. Previously, Mr. Mazzucchelli spent 13 years leading Cadre Technologies, a pioneering computer-aided software engineering tools company that he founded in 1982 and grew to become one of the top 50 U.S. independent software vendors before its sale in 1986. (2)(3)

Richard J. Agnich, age 62, has served as a director of the Company since March 2003. He is currently an advisor to technology start-ups, is a trustee of Austin College and chair of the Entrepreneurs Foundation of North Texas. Mr. Agnich is also currently serving as a director of ST Assembly Test Services, Ltd. (STTS, NASDAQ), a leading semiconductor test and assembly service provider headquartered in Singapore. Prior to his retirement in 2000, Mr. Agnich served as senior vice president, general counsel and secretary and various other positions at Texas Instruments Incorporated since 1973. (3)

Ray R. Miles, age 52, has served as a director of the Company since March 2003. He is currently president of Rajko Associates, a company that provides consulting services on corporate strategy. From 2001 to 2002, Mr. Miles served as the president of Communications Services, a service line of the Operations Solutions business of EDS, Inc. Prior to joining Communications Services, Mr. Miles was a business manager and manager of software strategy at Texas Instruments from 1999 to 2001. From 1996 to 1999, Mr. Miles served as a branch manager and then Chief Operating Officer of Deutsche Telekom Alliance, a strategic alliance between Texas Instruments Incorporated and Deutsche Telekom Alliance. (1)(3)

(1)	Member of the Audit Committee
(2)	Member of Compensation Committee
(3)	Independent board member as determined by the Board of Directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and NASDAQ. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by the Company’s officers, directors, and 10% Stockholders in fiscal 2005.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes certain information regarding compensation paid or accrued during each of the Company’s last three fiscal years to the Company’s chief executive officer and each of the Company’s other three executive officers, also referred to as the named executive officers.

Summary Compensation Table

			Annual Compensation					Long-Term Compensation Awards (1)
Name and Principal	Period Ended July 31	Salary ($)	Bonus and Commissions ($)		Other Annual Compensation ($)(1)		Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)(2)
Richard N. Snyder	2005	300,000	2,719	(3)	-0-		-0-	-0-	4,674
Chief Executive Officer	2004	300,000	36,094	(3)	-0-		-0-	-0-	2,670
and President	2003	300,000	83,420	(3)	-0-		-0-	186,335	3,808

Jay C. Peterson	2005	200,000	10,765	(3)	-0-		-0-	-0-	1,347
Chief Financial	2004	196,250	2,639	(3)	-0-		-0-	30,000	1,840
Officer and Vice	2003	185,000	22,735	(3)	-0-		-0-	114,906	1,285
President, Finance

Kenneth Kalinoski	2005	172,500	9,630	(3)	51,330	(6)	-0-	-0-	992
Chief Technology	2004	227,500	19,476	(3)	-0-		-0-	35,000	2,188
Officer and Vice	2003	220,000	23,159	(3)	-0-		-0-	68,323	1,302
President, Development (5)

Nancy L. Harris	2005	184,380	2,719	(3)	-0-		-0-	-0-	1,024
Vice President, Software	2004	168,750	-0-		-0-		-0-	-0-	900
	2003	150,000	13,312		-0-		-0-	20,000	900

(1)	Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus.
(2)	Represents the dollar value of any insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance and long-term disability insurance for the benefit of the chief executive officer or the named executive officers.
(3)	Includes tax preparation, medical, physical and fitness allowances ranging between $2,700 and $3,600 per executive officer.
(4)	Represents a partial year of compensation.
(5)	Mr. Kalinoski’s employment with the Company was terminated on April 30, 2004.
(6)	Represents severance and healthcare premiums paid to Mr. Kalinoski pursuant to his termination of employment with the Company. Remaining severance and healthcare premiums of $133,457 will be paid in fiscal year 2006.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants					Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)		Expiration Date	0%($)	5%($)	10% ($)
Richard N. Snyder	-0-	-0-	-0-		N/A	-0-	-0-	-0-
Jay C. Peterson	-0-	-0-	-0-		N/A	-0-	-0-	-0-
Kenneth Kalinoski	-0-	-0-	-0-		N/A	-0-	-0-	-0-
Nancy L. Harris	-0-	-0-	-0-		N/A	-0-	-0-	-0-
All employee options	101,500	100	1.97	(2)	N/A	N/A	125,751	318,677
All stockholders (3)	N/A	N/A	N/A		N/A	N/A	31,192,306	79,047,728
Optionee gains as % of all stockholder gains	N/A	N/A	N/A		N/A	N/A	0.40%	0.40%

(1)	The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Company’s common stock appreciates in value from the date of grant at the five percent and ten percent annual rates compounded over the ten-year term of the option as prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company’s common stock.
(2)	Weighted average grant price of all stock options granted to employees in fiscal 2005.
(3)	Appreciation for all stockholders is calculated using the average exercise price for all employee optionees of $1.97 granted during fiscal 2005, and using the number of shares of the Company’s common stock outstanding on July 31, 2005 of 25,176,965.

AGGREGATED STOCK OPTION/SAR EXERCISES DURING FISCAL YEAR 2005 AND STOCK OPTIONS/SAR VALUES AS OF JULY 31, 2005

The following table sets forth information with respect to the Company’s chief executive officer and the named executive officers concerning the exercise of options during fiscal year 2005 and unexercised options held as of July 31, 2005.

Aggregate Option/SAR Exercises in Last Fiscal Year

and FY-End Option/SAR Values (1)

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#)		Value of Exercised In-the-Money Options/SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard N. Snyder	-0-	-0-	454,933	454,933	3,266	-0-
Jay C. Peterson	14,167	21,817	276,700	276,700	787	-0-
Kenneth Kalinoski (2)	212,202	89,672	-0-	-0-	-0-	-0-
Nancy L. Harris	-0-	-0-	150,168	150,168	-0-	-0-

(1)	All options held by the Company’s chief executive officer and the named executive officers were granted under the Company’s 1989 Stock Option Plan or the Company’s 1996 Stock Option Plan. All options granted under the 1989 Stock Option Plan and the 1996 Stock Option Plan are immediately exercisable. However, the Company can repurchase shares issued upon exercise of those options, at the exercise price, to the extent of the number of shares that have not vested if the optionee’s employment terminates before all of the optionee’s option shares become vested. The amounts under the headings entitled “Exercisable” reflect vested options as of July 31, 2005, and the amounts under the headings entitled “Unexercisable” reflect option shares that have not vested as of July 31, 2005.

(2)	Mr. Kalinoski’s employment with the Company was terminated on May 1, 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is or has been an officer or employee of the Company or any of the Company’s subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K (Certain Relationships and Related Transactions).

DIRECTOR COMPENSATION

During fiscal 2005, each non-employee director was paid a retainer of $3,000 for each quarter. Additionally, each non-employee director was paid $1,000 for the regularly scheduled and special meetings of the board of directors he or she attended and $250 for participation in each telephonic meeting that is not considered a regularly scheduled or special meeting of the board of directors. Total director fees earned in fiscal 2005 were $91,250.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has only one outstanding class of equity securities, its common stock, par value $.01 per share. The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock, as of July 31, 2005, by:

•	each person who is known by the Company to beneficially own more than five percent of the Company’s common stock;

•	each of the Company’s directors at such date and the named executive officers; and

•	all directors and officers as a group.

	Shares Beneficially Owned (1)(2)
Name and Address of Beneficial Owner	Number		Percent

Dimensional Fund Advisors Inc.	1,361,266		5.41%
1299 Ocean Avenue, Santa Monica, CA 90401
Richard N. Snyder	943,655	(3)	3.68%
Kathleen A. Cote	54,332	(4)	*
James H. Wells	95,332	(5)	*
Lou Mazzucchelli	41,665	(6)	*
Richard J. Agnich	27,499	(7)	*
Ray R. Miles	31,499	(8)	*
Jay C. Peterson	312,546	(9)	1.23%
Kenneth Kalinoski	446,324	(10)	1.77%
Nancy L. Harris	204,829	(11)	*
All directors and officers as a group (9 persons)(3)(4)(5)(6)(7)(8)(9)(10)(11)	2,157,681	(12)	8.22%

*	Indicates ownership of less than 1% of the Company’s common stock.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of the Company’s common stock issuable upon exercise of certain outstanding options within 60 days after July 31, 2005.
(2)	Except for the percentages of certain parties that are based on presently exercisable options, which are indicated in the following footnotes to the table, the percentages indicated are based on 25,176,965 shares of the Company’s common stock issued and outstanding on July 31, 2005. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.
(3)	Consists of 488,722 shares held by Mr. Snyder directly and 454,933 shares which Mr. Snyder may acquire upon the exercise of options within 60 days after July 31, 2005.
(4)	Consists of 11,000 shares held by Ms. Cote directly and 43,332 shares which Ms. Cote may acquire upon the exercise of options within 60 days after July 31, 2005.
(5)	Consists of 52,000 shares held by Mr. Wells directly and 43,332 shares which Mr. Wells may acquire upon the exercise of options within 60 days after July 31, 2005.
(6)	Consists of 41,665 shares, which Mr. Mazzucchelli may acquire upon the exercise of options within 60 days after July 31, 2005.
(7)	Consists of 27,499 shares, which Mr. Agnich may acquire upon the exercise of options within 60 days after July 31, 2005.
(8)	Consists of 4,000 shares held by Mr. Miles directly and 27,499 shares which Mr. Miles may acquire upon the exercise of options within 60 days after July 31, 2005.
(9)	Consists of 35,846 shares held by Mr. Peterson directly and 276,700 shares which Mr. Peterson may acquire upon the exercise of options within 60 days after July 31, 2005.
(10)	Consists of 446,324 shares held by Mr. Kalinoski directly. Mr. Kalinoski’s employment with the Company terminated May 1, 2005.
(11)	Consists of 54,661 shares held by Ms. Harris directly and 150,168 shares which Ms. Harris may acquire upon the exercise of options within 60 days after July 31, 2005.

(12)	All options held by the Company’s chief executive officer and the named executive officers were granted under the 1989 Stock Option Plan or the 1996 Stock Option Plan. Pursuant to these stock option plans, all options granted thereunder are immediately exercisable; however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees’ employment terminates prior to all such optionees’ options becoming vested.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of July 31, 2005 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options		B Weighted Average Exercise Price of Outstanding Options			C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Shareholders (1)	1,556,979	(3)		$2.706	(3)	3,489,739	(4)
Equity Compensation Plans Not Approved by Shareholders (2)	-0-		$	N/A		-0-

Total	1,556,979			$2.706		3,489,739

(1)	Consists of the 1989 Stock Option Plan, the 1992 Director Stock Option Plan, the 1996 Stock Option Plan, the Restricted Stock Plan and the Employee Stock Purchase Plan.
(2)	All of the Company’s equity compensation plans have been previously approved by the Company’s shareholders.
(3)	Excludes purchase rights accruing under the Company’s Restricted Stock Plan and Employee Stock Purchase Plan which have a combined shareholder approved reserve of 907,282 shares. Under the Employee Stock Purchase Plan, each eligible employee may purchase up to 2,500 shares per quarter (but in no case can the participant contribute more than 15% of base pay) of common stock at quarterly intervals on the last day of the calendar quarter (i.e. March, June, September, and December) each year at a purchase price per share equal to 85% of the lower of (i) the average selling price per share of common stock on the first day of the quarter or (ii) the average selling price per share on the quarterly purchase date.
(4)	Includes shares available for future issuance under the Employee Stock Purchase Plan and the Restricted Stock Plan. As of July 31, 2005, 112,832 shares of common stock were available for issuance under the Employee Stock Purchase Plan and 794,450 shares of common stock were available for issuance under the Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2005 Forgent did not engage in any business relationships or related transactions:

•	with any director, executive officer, holder of more than five percent of Forgent’s common stock or any member of their families which would result in a direct or indirect material interest, and

•	in which such amount exceeds $60,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The Company incurred fees in the amount of $200,000 and $185,150 for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s 10-Qs, for the fiscal years ended July 31, 2005 and 2004, respectively. The services included work generally only the independent registered public accounting firm can reasonably be expected to provide, such as those in connection with statutory and regulatory filings.

AUDIT – RELATED FEES

The Company incurred fees in the amount of $53,150 and $44,450 for professional audit services rendered by Ernst & Young LLP related principally to the audits of employee benefit plans, Sarbanes-Oxley compliance and merger and acquisition due diligence, for the fiscal years ended July 31, 2005 and 2004, respectively.

TAX FEES

The Company incurred $0 and $67,455 for professional tax services rendered by Ernst & Young LLP during the fiscal years ended July 31, 2005 and 2004, respectively.

OTHER FEES

All fees paid to Ernst & Young LLP by the Company are reported under the fee categories listed above. There were no other fees incurred during the fiscal year ended July 31, 2005. The Audit Committee has determined that the provision of services covered by the two preceding paragraphs is compatible with maintaining the independent auditors’ independence from the company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	The following Consolidated Financial Statements of the Company and Report of Independent Accountants as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements

Consolidated Balance Sheets as of July 31, 2004 and 2005

Consolidated Statements of Operations for the years ended July 31, 2003, 2004 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	All other schedules for which provision is made in the applicable account regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

(3)	The exhibits filed in response to Item 601 of Regulations S-K are listed in the Index to the Exhibits.

FORGENT NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

	BALANCE AT BEGINNING OF YEAR	PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE		WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE		BALANCE AT END OF YEAR
	(in thousands)
Accounts receivable – Allowances for Doubtful accounts
Year ended July 31, 2003	815	460	(1)	(1,275	)(2)	—
Year ended July 31, 2004	—	332	(3)	(306	)(4)	26	(5)
Year ended July 31, 2005	26	14	(6)	(38	)(7)	1

(1)	(1) Approximately $51 of the provision for doubtful accounts receivable was recorded as part of continuing operations and approximately $409 of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations for the year ended July 31, 2003.
(2)	Approximately $703 of the write-offs relate to the Allowance for Doubtful Accounts that was sold to Gores as part of the sale of the videoconferencing hardware services business. None of the remaining $572 in write-offs relate to Forgent’s continuing software and professional services or intellectual property operations.
(3)	Approximately $10 of the provision for doubtful accounts receivable was recorded as part of continuing operations and approximately $322 of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations for the year ended July 31, 2004.
(4)	All of the write-offs during fiscal year 2004 relate to the Company’s discontinued operations.
(5)	Approximately $10 of the Allowance for Doubtful Accounts relate to accounts receivable from continuing operations on the Consolidated Balance Sheet as of July 31, 2004.
(6)	Approximately $12 of the provision for doubtful accounts receivable was recorded as part of continuing operations and approximately $2 of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations for the year ended July 31, 2005.
(7)	Approximately $29 of the write-offs relates to the Company’s continuing operations and approximately $9 of the write-offs relate to the Company’s discontinued operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGENT NETWORKS, INC.

October 31, 2005	By	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ RICHARD N. SNYDER Richard N. Snyder	Chief Executive Officer Chairman of the Board (Principal Executive Officer)	October 31, 2005

/s/ JAY C. PETERSON Jay C. Peterson	Chief Financial Officer Vice-President – Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 31, 2005

/s/ RICHARD J. AGNICH	Director	October 31, 2005
Richard J. Agnich

/s/ KATHLEEN A. COTE	Director	October 31, 2005
Kathleen A. Cote

/s/ LOU MAZZUCCHELLI	Director	October 31, 2005
Lou Mazzuccheli

/s/ RAY R. MILES	Director	October 31, 2005
Ray R. Miles

/s/ JAMES H. WELLS	Director	October 31, 2005
James H. Wells

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
(a)(1)	The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 34 of this Report

(a)(2)	The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedules on page 34 of this Report

(a)(3)	The following exhibits are filed with this Annual Report on Form 10-K:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI (incorporated by reference to the Exhibit 99.1 of VTEL’s Report on Form 8-K dated January 6, 1997).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

4.2	Rights Agreement dated as of July 10, 1996 between VTEL Corporation and First National Bank of Boston, which includes the form of Certificate of Designations for Designating Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights to Purchase Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 10, 1996).

10.1	License Agreement, dated as of November 7, 1990, between Universite de Sherbrooke, as Licenser, and the Company, as Licensee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.2	VideoTelecom Corp. 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration on Form S-8, File No. 33-51822).

10.3	Form of VideoTelecom Corp. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.4	Form of VideoTelecom Corp. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.5	Distributor Agreement dated January 8, 1990, between US WEST Communications Services, Inc. and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.6	Purchase Agreement effective October 1, 1990, between GTE Service Corporation and the Company, as amended July 1, 1991 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

10.7	Distribution Agreement, made and entered into November 1, 1991, by and between Microsoft Corporation and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

1

10.8	VideoTelecom Corp. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration on Form S-8, File No. 33-51822).

10.9	VideoTelecom Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration on Form S-8, File No. 33-51822).

10.10	Lease agreement, executed by Waterford HP, Ltd. on June 14, 1994, as Landlord, and the Company, as Tenant, together with First Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated November 2, 1994, Second Amendment of Lease Agreement between Waterford HP, Ltd., as Landlord, and the Company, as Tenant, dated February 1, 1995, and Net Profits Agreement, executed between Waterford HP, Ltd. on June 14, 1994 and the Company (incorporated by reference to Exhibit 10.17 to the Company’s 1994 Annual Report on Form 10-K).

10.11	Subscription Agreement dated June 14, 1995 by and between VTEL Corporation, Accord Video Telecommunications, Ltd., Nizanim Fund (1993) Ltd., the “Star Entities”, Manakin Investments BV, Messrs. Gideon Rosenfeld and Sigi Gavish, and Eduardo Shoval (incorporated by reference to Exhibit 10.19 to the Company’s 1995 Annual Report on Form 10-K. The schedules referred to in the agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request).

10.12	Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option Plan (the terms of which are incorporated by reference to the Company’s 1996 Definitive Proxy Statement).

10.13	The VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company’s 1995 Definitive Proxy Statement).

10.14	Amendment to the VTEL Corporation 1996 Stock Option Plan (the terms of which are incorporated by reference to the Company’s Joint Proxy Statement filed on April 24, 1997).

10.15	Compression Labs, Incorporated 1980 Stock Option Plan – the ISO Plan (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1994).

10.16	Revised forms of Incentive Stock Option and Early Exercise Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan (incorporated by reference to the Registration Statement on Form S-8 of Compression Labs, Inc. filed on June 6, 1994).

10.17	Consulting and separation agreement between Compression Labs, Incorporated and John E. Tyson dated February 16, 1996 (incorporated by reference to the Annual Report on Form 10-K of Compression Labs, Inc. for the year ended December 31, 1995).

10.18	Lease Agreement, dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

10.19	First Amendment, dated March 11, 1998, to Lease Agreement dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1998).

10.20	The VTEL Corporation 1998 Restricted Stock Plan (the terms of which are incorporated by reference to the Company’s 1998 Definitive Proxy Statement).

10.21	Loan and Security Agreement, dated May 5, 1999, between Silicon Valley Bank and Comerica Bank-Texas, as Creditors, and the Company, as Borrower. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999).

10.22	Change-in-Control Agreements with members of senior management of the Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1998).

10.22(a)	Stephen L. Von Rump

2

10.22(b)	Rodney S. Bond

10.22(c)	Dennis M. Egan

10.22(d)	Vinay Goel

10.22(e)	Steve F. Keilen

10.22(f)	F.H. (Dick) Moeller

10.22(g)	Ly-Huong T. Pham

10.22(h)	Michael J. Steigerwald

10.22(i)	Bob R. Swem

10.22(j)	Judy A. Wallace

10.23	Change-in Control Agreements with members of senior management of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2000).

10.23(a)	Brian C. Sullivan

10.23(b)	Stephen Cox

10.23(c)	Stephen Von Rump (amended)

10.24	Officer and Director Stock Loan Program (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2002).

10.25	Change-in Control Agreements with members of senior management of the Company (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2005).

10.25(a)	Nancy L. Harris

10.26	Resolution Agreement dated December 21, 2004, by and between Forgent Networks, Inc., Compression Labs, Inc. and Jenkens & Gilchrist, a Professional Corporation (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2005).

10.27	Agreement dated January 11, 2005 but entered into and executed January 13, 2005 by and between Forgent Networks, Inc., Compression Labs, Inc. and Godwin Gruber, LLP (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2005).

10.28	Agreement dated January 19, 2005, by and between Forgent Networks, Inc., Compression Labs, Inc. and The Roth Law Firm, P.C. (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2005).

10.29	Settlement Agreement, dated April 28, 2005, by and among Forgent Networks, Inc., Forgent Networks Canada, Inc., Network Simplicity Software, Inc., Extreme Ease Software, Inc., and James Dean (incorporated by reference to Exhibit 10.29 of the Company’s report on Form 8-K dated May 4, 2005).

10.30	Amended and Restated Agreement, effective May 1, 2005, by and among Forgent Networks, Inc., Compression Labs, Inc., and Godwin Gruber, LLP (incorporated by reference to Exhibit 10.30 of the Company’s report on Form 8-K dated May 25, 2005).

3

10.31	Separation Agreement and Full and Final Release of Claims, dated May 24, 2005, by and among Forgent Networks, Inc. and Ken Kalinoski (incorporated by reference to Exhibit 10.31 of the Company’s report on Form 8-K dated May 31, 2005).

10.32	Legal Services Fee Agreement, effective October 26, 2005, by and among Forgent Networks, Inc., Compression Labs, Inc. and Susman Godfrey LLP.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4