Form 10-Q
period 2005-10-31
FORGENT NETWORKS  INC
filed 2005-12-14
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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
Yes ☐ No ☒

At December 12, 2005 the registrant had outstanding 25,210,302 shares of its Common Stock, $0.01 par value.

INDEX TO FINANCIAL STATEMENTS

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1 -	Unaudited Consolidated Financial Statements
	Consolidated Balance Sheets as of October 31, 2005 (unaudited) and July 31, 2005	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended October 31, 2005 and 2004	4
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2005 and 2004	5
	Notes to the Unaudited Consolidated Financial Statements	6
Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4 -	Controls and Procedures	17

FORGENT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	OCTOBER 31, 2005	JULY 31, 2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents, including restricted cash of $650 at October 31, 2005 and July 31, 2005	$15,920	$15,861
Short-term investments	1,389	1,487
Accounts receivable, net of allowance for doubtful accounts of $3 and $10 at October 31, 2005 and July 31, 2005, respectively	694	471
Prepaid expenses and other current assets	293	266
Total Current Assets	18,296	18,085

Property and equipment, net	1,656	1,957
Intangible assets, net	23	33
Other assets	27	27
	$20,002	$20,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,170	$1,856
Accrued compensation and benefits	527	590
Other accrued liabilities	1,196	1,209
Notes payable, current position	356	355
Deferred revenue	568	517
Total Current Liabilities	5,817	4,527

Long-Term Liabilities:
Deferred revenue	10	4
Other long-term obligations	2,177	2,280
Total Long-Term Liabilities	2,187	2,284

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 26,970 and 26,967 shares issued; 25,180 and 25,177 shares outstanding at October 31, 2005 and July 31, 2005, respectively	269	269
Treasury stock at cost, 1,790 shares at October 31, 2005 and July 31, 2005	(4,815)	(4,815)
Additional paid-in capital	265,105	265,020
Accumulated deficit	(248,581)	(247,199)
Accumulated other comprehensive income	20	16
Total Stockholders’ Equity	11,998	13,291
	$20,002	$20,102

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2005	2004
	(UNAUDITED)
REVENUES:
Intellectual property licensing	$2,916	$5,923
Software & services	731	436
Total Revenues	3,647	6,359

COST OF SALES:
Intellectual property licensing	2,087	2,928
Software & services	194	205
Total Cost of Sales	2,281	3,133

GROSS MARGIN	1,366	3,226

OPERATING EXPENSES:
Selling, general and administrative	2,683	2,569
Research and development	131	69
Amortization of intangible assets	10	12
Total Operating Expenses	2,824	2,650

(LOSS) INCOME FROM OPERATIONS	(1,458)	576

OTHER INCOME AND (EXPENSES):
Interest income	98	68
Other	(17)	(12)
Total Other Income and (Expenses)	81	56

(LOSS) INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(1,377)	632
Provision for income taxes	(5)	(14)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,382)	618
Loss from discontinued operations, net of income taxes	—	(230)
NET (LOSS) INCOME	$(1,382)	$388

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
(Loss) income per share from continuing operations - basic and diluted	$(0.05)	$0.02
(Loss) income per share from discontinued operations - basic and diluted	$0.00	$0.00
Net (loss) income per share - basic and diluted	$(0.05)	$0.02
WEIGHTED AVERAGE SHARE OUTSTANDING:
Basic	25,178	24,893
Diluted	25,178	24,933

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2005	2004
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(1,382)	$618
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	329	360
Amortization of leasehold advance and lease impairment	(140)	(146)
Provision for doubtful accounts	3	—
Share-based compensation	81	—
Foreign currency translation gain	2	2
Gain on sale/disposal of fixed assets	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	(258)	39
Prepaid expenses and other current assets	(95)	(173)
Accounts payable	1,379	(324)
Accrued expenses and other long-term obligations	(38)	1
Deferred revenue	92	48
Net cash (used in) provided by operating activities	(33)	425

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	100	932
Net purchases of property and equipment	(12)	—
Issuance of notes receivable	—	(1)
Net cash provided by investing activities	88	931

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	4	39
Proceeds from notes payable	95	112
Payments on notes payable and capital leases	(95)	(117)
Net cash provided by financing activities	4	34

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(292)

Effect of translation exchange rates on cash	—	8

Net increase in cash and equivalents	59	1,106
Cash and equivalents at beginning of period	15,861	19,051
Cash and equivalents at end of period	$15,920	$20,157

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of October 31, 2005 and July 31, 2005, and the results of operations and cash flows for the three months ended October 31, 2005 and 2004. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2005. The results for the interim periods are not necessarily indicative of results for a full fiscal year. Certain reclassifications have been made to prior year’s financial statement to conform to the current year presentation.

NOTE 2 - INTELLECTUAL PROPERTY LEGAL CONTRACTS

In October 2004, Forgent terminated its previous legal counsel participating in the Company’s Patent Licensing Program. As a result of discussions following the termination, on December 21, 2004, Forgent entered into a Resolution Agreement with its former counsel who previously served as lead counsel in the litigation of the Company’s U.S. Patent No. 4,698,672 (the “’672 Litigation”). Under the Resolution Agreement, the Company agreed to pay its former counsel an initial amount of $1,000, 50% of the first $6,000 in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter. Forgent paid the $1,000 as required by the Resolution Agreement in December 2004.

In January 2005, Forgent entered into an agreement with the law firm of Godwin Gruber, LLP (“Gruber”) to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, as amended in May 2005, Forgent agreed to pay Godwin a contingency fee of 22% of all license and litigation proceeds, net of expenses, once total proceeds from licensing and litigation exceed $6,000, and a fixed monthly fee of $200 for time incurred. In October 2005, Forgent terminated Gruber as lead legal counsel for its Patent Licensing Program. However, Gruber will continue to provide legal services to the Company and will be paid on an hourly basis. On October 26, 2005, Forgent engaged Susman Godfrey, LLP (“Susman”) to lead its Patent Licensing Program. Under the new agreement, Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent receives $6,000 in gross recoveries received on or after October 27, 2004. Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116 for time incurred.

Legal expenses for the contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statement of Operations. Cost of sales for the intellectual property licensing business for the three months ended October 31, 2005 and 2004 were $2,087 and $2,928, respectively. Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the Consolidated Statement of Operations. Other related legal expenses for the three months ended October 31, 2005 and 2004 were $420 and $420, respectively.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,”the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three months ended October 31, 2005 was $1,378 and comprehensive income for the three months ended October 31, 2004 was $398.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. The standard also requires that a change in depreciation or amortization method for long-lived non-financial assets be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Thus, Forgent will adopt this standard for accounting changes and corrections of errors made beginning August 1, 2006.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

NOTE 5 - SHARE BASED COMPENSATION

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment”(“No. 123R”). This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

The Company adopted Statement No. 123R effective beginning August 1, 2005 using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the August 1, 2005 shall be recognized as the requisite service is rendered.

The impact of adopting Statement No. 123R was an increase of $16 in selling, general and administrative expenses resulting in a $16 increase in loss from operations, loss before income taxes, and net loss. The adoption of Statement No. 123R had no impact on basic and diluted net loss per share for the three months ended October 31, 2005.

The weighted average estimated grant date fair value, as defined by Statement No. 123R, for options granted under the company’s stock option plan during the first three months of fiscal year 2006 was $1.18 per share. The weighted average estimated grant date fair value, as defined by Statement No. 123 for options granted under the company’s stock option plan during the first three months of fiscal year 2005 was $0.92 per share.

During the three months ended October 31, 2004, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of Statement No. 123, “Accounting for Stock-Based Compensation,”net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

Three Months Ended
October 31, 2004
(Unaudited)
Net (loss) earnings
Net (loss) earnings as reported	$388

Add: Stock-based employee compensation expense included in reported net (loss) earnings, net of related tax effects	$—

Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	$(177)

Pro forma	$211

Basic (loss) earnings per common share:
As reported	$0.02
Pro forma	$0.01
Diluted (loss) earnings per common share:
As reported	$0.02
Pro forma	$0.01

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

The fair value of each award granted from Forgent’s stock option plan during the three months ended October 31, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	October 31, 2005	October 31, 2004

Expected volatility (based on historical data)	70.3%	83.1%
Expected life in years	5.84	5.84
Risk-free interest rate	4.29%	3.58%
Fair value per award	$1.18	$0.92

As of October 31, 2005, $48 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 4 years.

On September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005). The new exercise price is $1.42. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value. The repricing resulted in a charge of $65 based on the incremental fair value of the new options versus the fair value of the old options.

NOTE 6 - SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: intellectual property licensing and software and services. Forgent's intellectual property licensing business is currently focused on generating licensing revenues relating to the Company's technologies embodied in U.S. Patent No. 4,698,672 and its foreign counterparts as well as in U.S. Patent No. 6,285,746. Forgent's software and services business currently provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services. In order to evaluate the intellectual property and software segments as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment. The prior year’s segment information has been restated to present the Company's reportable segments as they are currently defined.

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

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and employee data unless otherwise noted)

The table below presents segment information about revenue from unaffiliated customers, gross margins and operating income (loss) for the three months ended October 31, 2005 and 2004:

	Intellectual
	Property	Software &
	Licensing	Services	Corporate	Total

For the Three Month Period Ending October 31, 2005
Revenues from unaffiliated customers	$2,916	$731	$—	$3,647
Gross margin	829	537	—	1,366
Operating income (loss)	73	(364)	(1,167)	(1,458)

For the Three Month Period Ending October 31, 2004
Revenues from unaffiliated customers	$5,923	$436	$—	$6,359
Gross margin	2,995	231	—	3,226
Operating income (loss)	2,256	(601)	(1,079)	576

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of October 31, 2005 and July 31, 2005 and for the three months ended October 31, 2005 and 2004 should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Forgent has attempted to identify these forward-looking statements with the words “believes,”  “estimates,”  “plans,”  “expects,”  “anticipates,”  “may,”  “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties, including:

•	timing of intellectual property license agreements and related recording of licensing revenues;
•	timing and costs related to the ‘672 Litigation and the ‘746 Litigation;
•	market demand for the Company’s software products and services;
•	timing of customers’ budget cycles;
•	timing of customer orders and deployment of Forgent’s software products and services;
•	the mix of software license and services revenue;
•	seasonal fluctuations in capital spending;
•	changes in the rapidly evolving market for web-based applications;
•	management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;
•	timing and costs related to possible acquisitions of technology or businesses;
•	costs of attracting, retaining and training skilled personnel;
•	management’s ability to manage future growth; and
•	general economic climate.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2005	2004

Intellectual property licensing revenues	80%	93%
Software and services revenues	20	7
Gross margin	37	51
Selling, general and administrative	73	40
Research and development	4	1
Total operating expenses	77	42
Other income, net	2	1
Net (loss) income	(38%)	6%

THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004

Revenues

Revenues for the three months ended October 31, 2005 were $3.6 million, a decrease of $2.7 million, or 43%, from the $6.3 million reported for the three months ended October 31, 2004. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties received from licensing the Company's intellectual property as well as sales of Forgent's NetSimplicity software, installation and training and software maintenance services. Consolidated revenues do not include any revenues from Forgent's discontinued ALLIANCE operations, which provided conferencing and scheduling software and maintenance, installation, training and network consulting.

Intellectual Property Licensing Business

Intellectual property licensing revenues for the three months ended October 31, 2005 were $2.9 million, a decrease of $3.0 million, or 51%, from the $5.9 million reported for the three months ended October 31, 2004. Intellectual property licensing revenues as a percentage of total revenues were 80% and 93% for the three months ended October 31, 2005 and 2004, respectively. Forgent’s licensing revenues relate primarily to one-time intellectual property license agreements with companies for Forgent's data compression technology embodied in U.S. Patent No. 4,698,672 (“the ‘672 patent”) and its foreign counterparts, which cover several types of products including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices and other technologies. Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garners royalties. Forgent’s licensing revenues include royalties received from this MPEG-2 consortium. The Company is also seeking to license its U.S. Patent No. 6,285,746 (“the ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording, although no licensing revenues have been achieved as of October 31, 2005.

The first fiscal quarter of 2006 marks the fifteenth consecutive quarter that Forgent has generated licensing revenues. As of October 31, 2005, Forgent has achieved approximately $104.7 million in aggregate revenues generated from one-time license agreements with international consumer and commercial electronics firms in multiple countries, including the United States. Licensing of the ‘672 patent is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”). These one-time license agreements generated approximately 99% and 95% of the intellectual property segment’s licensing revenues for the three months ended October 31, 2005 and 2004, respectively. Therefore, the $3.0 million decrease in licensing revenues is due primarily to the change in the number of license agreements signed related to the ‘672 patent as well as the amount of each license fee received during these periods. The timing of signing the license agreements as well as the variable amount of each license fee continues to be uncertain. Although, the Company does not anticipate any additional licensing revenue from companies that have previously signed license agreements, Forgent will continue to seek new licenses from its ‘672 patent as well as its ‘746 patent.

Forgent is currently in legal proceedings with multiple companies in the United States District Court for the Northern District of California regarding the infringement of its ‘672 patent (the “  ‘672 Litigation”). During the three months ended October 31, 2005, Forgent settled and signed license agreements with two of the defendants in the ‘672 Litigation. At a case management proceeding held on October 3, 2005, the United States District Court for the Northern District of California reconfirmed the claims construction hearing for February 13, 2006. The Court also placed Microsoft Corporation on the same claims construction schedule. Claims construction is the process by which specific terms in the patent are given precise meaning for the case. Forgent will complete the exchange of proposed terms and claim elements, start on the claims construction discovery and submit claims construction briefs and related materials. Additionally, Forgent is in legal proceedings with 15 companies for infringement of its ‘746 patent (the “  ‘746 Litigation”). See Part II, Item 1 “Legal Proceedings” for more detail.

Although there continues to be uncertainties and risks related to the Company’s Patent Licensing Program, management anticipates generating revenues from its intellectual property licensing segment during the remainder of fiscal year 2006. However, Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with pursuit of the licensing program and other risks that could adversely affect the Company. Additionally, the ‘672 patent, which has generated all of the intellectual property licensing revenues, expires in October 2006 in the United States and its foreign counterparts expire in September 2007. Upon expiration of the ‘672 patent, no additional damages will accrue but the Company’s ability to recover for past damages will not immediately be affected but ultimately may be limited by any applicable statute of limitations. However, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies. Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. However, Forgent will continue to seek to enforce and will pursue its rights through the legal system when necessary.

Software and Services Business

Software and services revenues for the three months ended October 31, 2005 were $0.7 million, an increase of $0.3 million, or 68%, from the $0.4 million reported for the three months ended October 31, 2004. Software and services revenues as a percentage of total revenues were 20% and 7% for the three months ended October 31, 2005 and 2004, respectively. Revenues from this line of business include sales of Forgent's NetSimplicity scheduling and asset management software. The NetSimplicity software includes Meeting Room Manager (“MRM”), Visual Asset Manager (“VAM”) and Resource Scheduler. Also included in this segment’s revenues are software maintenance and professional services, such as add-on software customization, installation and training.

Approximately 60% of the $0.3 million increase during the three months ended October 31, 2005 is due to an increase in software sales. The average selling price for software, which is calculated as total quarterly software sales divided by the number of software orders, increased by 45% during the first fiscal quarter of 2006 as compared to the first fiscal quarter of 2005. Additionally, the average selling price for software increased by approximately 135%, as compared to the first fiscal quarter of 2004 when Forgent acquired its NetSimplicity products. The increase in the average selling price resulted in part from increased sales to enterprise customers during the three months ended October 31, 2005. Forgent also proactively contacted its existing customers to notify them of upcoming expirations on their maintenance and support contracts. The aggressive pursuit of maintenance renewals, as well as the increase in software sales, led to additional sales of maintenance and support contracts, thereby increasing maintenance revenues by 89% during the three months ended October 31, 2005 as compared to the three months ended October 31, 2004. Forgent will continue to target North American and international companies in the healthcare, education, legal, and financial industries. Management expects to continue growing revenues from the software and services business.

Gross Margin

Gross margins for the three months ended October 31, 2005 were $1.3 million, a decrease of $1.9 million, or 58%, from the $3.2 million reported for the three months ended October 31, 2004. Gross margins as a percentage of total revenues were 37% and 51% for the three months ended October 31, 2005 and 2004, respectively.

The $1.9 million decrease in gross margin, as well as the related decrease in gross margin as a percentage of total revenues, for the three months ended October 31, 2005, is due primarily to the $2.2 million decrease in gross margin resulting from licensing revenues generated during first fiscal quarter of 2006. To date, all of the Company’s licensing revenue has been generated by the '672 patent. The U.S. '672 patent expires in October 2006 and the foreign counterparts expire in September 2007. When the '672 patents expire, licensing revenues may decline unless alternative sources are found. If licensing revenues decline, total gross margins may be adversely affected.

The cost of sales from the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues as well as legal expenses incurred from legal counsel’s time in connection with the Company’s Patent Licensing Program. During the first fiscal quarter of 2005, cost of sales from the intellectual property licensing business only included contingent legal fees, which were based on 50% of the licensing revenues received on signed agreements. In October 2004, Forgent terminated its previous legal counsel and entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in its Patent Licensing Program. Under the amended agreement, Forgent agreed to pay Godwin a contingency fee of 22% of all license and litigation proceeds, net of expenses, once total proceeds from licensing and litigation exceed $6.0 million, and a fixed monthly fee of $0.2 million for time incurred. Forgent incurred approximately $0.7 million in legal fees for time incurred during the first fiscal quarter of 2006 and paid these fees to Godwin and another law firm assisting in the Patent Licensing Program. As a result of these additional legal fees for time incurred, gross margins for the intellectual property segment decreased from 51% for the three months ended October 31, 2004 to 28% for the three months ended October 31, 2005. In October 2005, Forgent terminated Gruber and engaged Susman Godfrey, LLP (“Susman”) to lead its Patent Licensing Program. Under this new agreement, Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent receives $6.0 million in gross recoveries received on or after October 27, 2004. Additionally, Forgent agreed to pay Susman a fixed monthly fee of $0.1 million for time incurred. Based on the Company’s legal counsel agreements, management anticipates higher gross margins for the Company once the Company generates licensing revenue sufficient to cease paying its former counsel the 50% contingent fee provided for in the Resolution Agreement.

The $2.2 million decrease in gross margin from the intellectual property licensing business was offset by an increase of $0.3 million from the software segment for the three months ended October 31, 2005. The cost of sales associated with the software and services business is relatively fixed and results primarily from the amortization of the Company’s purchased software development costs and intangible assets. Cost of sales for the software segment slightly decreased during the three months ended October 31, 2005. Therefore, the increase in software revenues resulted in a 73% gross margin for the software segment during the three months ended October 31, 2005, as compared to a 53% gross margin during the three months ended October 31, 2004. Since revenues generated from the software and services business directly affect gross margins and since management anticipates growing revenues from this segment, management expects gross margins from the software and services business to continue to improve.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended October 31, 2005 were $2.7 million, an increase of $0.1 million, from the $2.6 million reported for the three months ended October 31, 2004. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues were 74% and 40% for the three months ended October 31, 2005 and 2004, respectively.

During the three months ended October 31, 2005, Forgent implemented Statement of Financial Accounting Standard No.  123 (Revised 2004), “Share-Based Payment”(“No. 123R”). On September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005). The new exercise price is $1.42. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value. The repricing resulted in a non-cash charge of $0.1 million during the first fiscal quarter of 2006, based on the incremental fair value of the new options versus the fair value of the old options. No such expenses were recorded during the first fiscal quarter of 2005. Other SG&A expenses remained relatively consistent during the two fiscal periods. Thus, the $0.1 million increase in SG&A expenses during the three months ended October 31, 2005 is due primarily to the implementation of Statement No. 123R.

As Forgent continues to pursue licensing and litigating the ‘672 patent and the ‘746 patent, significant legal fees and consulting expenses will continue to be incurred. Additionally, due to the upcoming claims construction hearing for the ‘672 Litigation on February 13, 2006, legal fees and consulting expenses may increase from current levels. However, management believes the Company has the necessary financial resources to support all of its current and upcoming licensing and litigation efforts. Management also continues to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company. In future periods, management expects its corporate SG&A expenses will decrease as assets become fully depreciated and as the Company seeks to sublet vacated office space to subtenants.

Research and Development

Research and development expenses for the three months ended October 31, 2005 were $131 thousand, an increase of $62 thousand, or 90%, from the $69 thousand reported for the three months ended October 31, 2004. Research and development (“R&D”) expenses as a percentage of revenues were 4% and 1% for the three months ended October 31, 2005 and 2004, respectively.

During the three months ended October 31, 2005, Forgent continued developing its MRM product and released the new Advanced Catering Management module in August 2005. This new premium module provides multi-site enterprises the ability to integrate customized catering requests into their meeting scheduling process, on a site-by-site basis. Additionally, the Company completed development and released its German version of MRM in September 2005. This product is currently marketed on Forgent’s German-language website. Forgent continues to develop a new value-added module for MRM as well as the next major release of MRM, version 7.0. The Company expects to release the new module in January 2006 and MRM 7.0 in the spring of 2006.

The Company also continued to develop VAM and released version 5.5 of VAM in August 2005. A new VAM Enterprise edition, introduced with version 5.5, features new support for handheld barcode scanners, tablet PC input devices and other enhancements designed to meet the needs of large, multi-site organizations seeking to inventory and valuate all of their assets. The need for such capacity arises when companies must comply with regulatory requirements, including the Sarbanes-Oxley Act, and/or in circumstances such as disaster recovery when companies must be able to show an inventory of all assets and their worth.

Management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

Net Income (Loss)

Forgent generated a net loss of $1.4 million, or $0.05 per share, during the three months ended October 31, 2005 compared to a net income of $0.4 million, or $0.02 per share, during the three months ended October 31, 2004. Net (loss) income as a percentage of total revenues were (38%) and 6% for the three months ended October 31, 2005 and 2004, respectively. The $1.8 million decrease in the Company’s net income is primarily attributable to the $1.9 million decrease in gross margin.

During the three months ended October 31, 2005, Forgent continued to sign new license agreements and record additional licensing revenues. The Company also made significant progress with its litigation process by achieving schedules for the claims construction hearings and trials. Additionally, Forgent grew software revenues, bookings and average selling prices, and maintained a healthy cash balance. However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 2005, Forgent had working capital of $12.5 million, including $17.3 million in cash, cash equivalents and short-term investments. Cash used in operating activities was $33 thousand for the three months ended October 31, 2005 due primarily to $1.4 million in net loss, which was offset by a $1.4 million increase in accounts payable. Cash provided by operating activities was $0.4 million for the three months ended October 31, 2004 due primarily to $0.6 million in net income and $0.2 million of non-cash depreciation and amortization expenses, which were offset by a $0.3 million decrease in accounts payable. During the three months ended October 31, 2005, Forgent collected $2.8 million in accounts receivable from its intellectual property licensing business. Management plans to utilize these cash receipts in its Patent Licensing Program, especially due to anticipated expenditures related to the ‘672 Litigation and the ‘746 Litigation, and to manage its software operations. The $2.8 million in collections from the intellectual property licensing business and the diligent collection of the Company’s other accounts receivable resulted in an average days sales outstanding of 17 for the first fiscal quarter of 2006. Based on the continued growth of its software business, management believes the software segment will generate positive cash flows in the near future.

Cash provided by investing activities was $0.1 million for the three months ended October 31, 2005 due largely to $0.1 million in net sales of short-term investments. Similarly, cash provided by investing activities was $0.9 million for the three months ended October 31, 2004 due to $0.9 million in net sales of short-term investments. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio. The Company’s current operations are not capital intensive and Forgent purchased minimal fixed assets during the three months ended October 31, 2005. Management does not anticipate any significant purchases of fixed assets during the remaining fiscal quarters of 2006. Most purchases during fiscal year 2006 will be used primarily for equipment and subtenant improvements as the Company seeks to sublease its vacated office space.

The Company leased office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Additionally, the Company used the proceeds from its notes payable with Silicon Valley Bank to purchase equipment and fund operations. Additional notes payable obtained from Silicon Valley Bank would bear interest at prime plus 0.75% and require monthly installments over a three year term. Forgent may periodically make other commitments and thus become subject to other contractual obligations. Forgent’s future minimum lease payments under all operating leases and payments on its notes payable as of October 31, 2005 are as follows:

	Payments Due By Period
	(in thousands)

	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$24,992	$3,842	$6,734	$6,615	$7,801
Notes payable obligations	696	387	309	—	—
Total	$25,688	$4,229	$7,043	$6,615	$7,801

Approximately 96.8% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas. Additionally, Forgent had a $1.4 million liability related to impairment charges for the economic value of the lost sublease rental income for its Wild Basin property.

Cash provided by financing activities was $4 thousand for the three months ended October 31, 2005 due to $0.1 million in proceeds received from the issuance of a note payable, which was offset by $0.1 million in notes payable payments and $4 thousand in proceeds received from the issuance of stock. Cash provided by financing activities was $34 thousand for the three months ended October 31, 2004 due to $0.1 million in proceeds received from the issuance of a note payable, which was offset by $0.1 million in notes payable and capital lease payments and $39 thousand in proceeds received from the issuance of stock. Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the three months ended October 31, 2005 or 2004. As of October 31, 2005, Forgent had repurchased 1,790,401 shares and had the approval to repurchase approximately 1.2 million additional shares. Management will periodically assess repurchasing additional shares in fiscal year 2006, depending on the Company’s cash position, market conditions and other factors.

As of October 31, 2005, Forgent’s principal sources of liquidity consisted of $17.3 million of cash, cash equivalents and short-term investments and its ability to generate cash from its intellectual property licensing business. However, Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under "Risk Factors." Management currently plans to utilize its cash balances to focus on the litigation efforts, continue licensing its intellectual property, and fund its software operations. As previously stated above, however, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to the litigations, increased expense levels and other factors. While management believes that the Company has sufficient capital and liquidity to pursue its licensing and litigation efforts, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future. However, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the loss from discontinued operations. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes software revenue in accordance with Statement of Position ("SOP") 97-2, “Software Revenue Recognition,”as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” and Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition.”

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

Software and service revenue consists of software license and service fees. Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training and installation. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. During the three months ended October 31, 2005, VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately. During the three months ended October 31, 2004, VSOE of fair value for maintenance was based upon the renewal rate specified in each contract; VSOE of fair value for training and installation services was based on the prices charged for these services when sold separately; and VSOE of fair value for the software element was not available and thus, software revenue was recognized under the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element (software element). The establishment of VSOE of fair value for the software element during the three months ended October 31, 2005 did not have a material impact on the Company’s consolidated financial statements. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services due to their short-term nature. The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred. The Company's arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue. Deferred revenues are recognized in the Consolidated Statements of Operations when the service is completed and over the terms of the arrangements, primarily ranging from one to three years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure relates to interest rate risk. Forgent's interest income is sensitive to changes in U.S. interest rates. However, due to the short-term nature of the Company's investments, Forgent does not consider these risks to be significant. For additional Quantitative and Qualitative Disclosures about Market Risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. No changes were made in the Company’s internal controls over financial reporting during the quarter ended October 31, 2005, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters, including those discussed below, may have a material adverse effect on the Company's financial condition or results of operations. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party involves claims for damages in excess of 10% of the Company's current assets for the period covered by this report on Form 10-Q.

Litigation of United States Patent No. 4,698,672 (JPEG)

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, CLI, initiated litigation against multiple companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought. The defendants are Agfa Corporation; Apple Computer, Incorporated; AudioVox Corporation; AudioVox Electronics Corporation; Axis Communications, Incorporated; BancTec, Inc.; Canon USA; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Mitsubishi Digital Electronics American, Incorporated; Oce’ North America, Incorporated; PalmOne, Inc.; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; ScanSoft, Inc.; Thomson S.A.; TiVo Inc.; Toshiba Corporation; Xerox Corporation; Yahoo! Inc.; Acer America Corporation; Adobe Systems Incorporated; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Concord Camera Corporation; Creative Labs, Incorporated; Creo, Inc.; Creo Americas, Inc.; Google Inc.; Kyocera Wireless Corporation; Onkyo Corporation; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Sun Microsystems Inc.; and Veo Inc. Forgent has since settled with defendants Adobe Systems, Inc., Macromedia, Inc., Onkyo Corporation, AudioVox Corporation, Axis Communications, Incorporated and Color Dreams, Inc.

In three separate lawsuits filed in July, August and September of 2004, the first 30 defendants named above sued CLI and Forgent in the United States District Court for Delaware, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other claims for relief. Additionally, in July and September 2004, Sun Microsystems, Inc. and Google Inc. filed suit against CLI and Forgent in the San Jose and Oakland Divisions of the United States District Court for Northern California, seeking similar declaratory relief. Forgent and CLI moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District, Marshall Division, rather than in Delaware.

On September 27, 2004, Sun Microsystems Inc., Yahoo! Inc. and Google Inc. filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL Panel”) requesting the court to transfer the ‘672 Litigation to either the Delaware or California courts, where the actions filed by the defendants are pending. In October 2004, the Company filed its response opposing transfer of the ‘672 Litigation to Delaware or California and the remaining defendants filed a response joining in the motion to transfer the ‘672 Litigation to Delaware or California. In February 2005, the MDL Panel ordered the eight actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California for pre-trial proceedings.

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

On November 16, 2005, the Public Patent Foundation filed a petition with the United States Patent and Trademark Office (the “USPTO”) to re-examine the ‘672 patent. The USPTO is currently considering whether to grant or deny the petition.

Although Forgent is currently unaware of any other suits against CLI and itself regarding the ‘672 patent, it is possible that other defendants, and/or other accused infringers, could file suits against the Company.

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

On September 19, 2005, Scientific-Atlanta Inc. and Motorola Inc. filed a declaratory judgment against Forgent in the United States District Court for the Eastern District of Texas, Tyler Division, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid. During a hearing on November 8, 2005, the Court ordered this case to be transferred to the Marshall Division and consolidated with Forgent Networks, Inc. v. EchoStar Communications Corporation, et al. Also on November 8, 2005, the Court set the claims construction hearing for the ‘746 Litigation to be held in July 2006 and a trial date to be on February 12, 2007.

ITEM 1A. RISK FACTORS

There are many factors that affect the Company's business, prospects, liquidity and the results of operations, some of which are beyond the control of the Company. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or risks that are currently believed to be immaterial, but which may become material, may also affect the Company’s business, prospects, liquidity and results of operations.

Forgent is largely dependent on its Patent Licensing Program and if the Company is unable to obtain new license agreements, licensing revenues will decrease.
Forgent is largely dependent on its ability to enter into new license agreements. Failure to sign new license agreements would cause operating results to suffer. The Company's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks that could cause the Company’s results of operations to decline. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. See Part II, Item 1 “Legal Proceedings” for information regarding the Federal Trade Commission’s non-public investigation associated with the Company’s Patent Licensing Program. Additionally, quarterly operating results may fail to meet expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company's patented technology, higher than expected operating expenses and license delays due to legal and other factors.

Forgent’s licensing cycle is lengthy and costly, which could require the Company to incur significant legal expenditures, causing earnings to fluctuate.
Forgent’s licensing cycle for its Patent Licensing Program is lengthy and costly, including expenditures related to various legal costs, consultant fees and travel costs. Due to multiple negotiations and legal due diligence required, the licensing process cannot necessarily be expedited. As a result, the Company's intellectual property licensing revenues will fluctuate from quarter to quarter, making it difficult for Forgent to predict its revenues. Additionally, these fluctuations may lead to reduced prices for the Company’s common stock.

Forgent may not prevail in its litigation proceedings, which could cause the Company to incur significant legal expenditures without any related earnings.
The Company has initiated the ‘672 Litigation against multiple companies for infringement of its ‘672 patent. Additionally, the Company has initiated the ‘746 Litigation against several companies for the infringement of its ‘746 patent. As with any litigation, the outcome is uncertain, and although the Company intends to vigorously pursue its claims, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future. The litigation will be lengthy and costly. Additionally, unintended consequences of the Company’s litigations may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the litigations, that the Company may become subject to counterclaims or lawsuits and that the expenses of pursuing the litigations could increase based upon new developments occurring. These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business, prospects, liquidity and results of operations.

If Forgent is unable to retain qualified legal counsel to advise the Company in connection with its Patent Licensing Program, the Company’s operating results and financial condition could suffer.
The Patent Licensing Program is dependent on intensive legal due diligence and negotiations. The Company may encounter a number of other risks associated with its legal counsel, including but not limited to (1) turnover of individual attorneys working on the Company’s Patent Licensing Program; (2) availability of key attorneys working on the program; (3) financial and other resources available to legal counsel; and (4) the financial position of legal counsel. These risks may cause delays in Forgent's ability to proceed with its Patent Licensing Program, which could require significant additional legal expenditures and could result in declining revenues and earnings for the Company.

Forgent may not be able to protect or enforce its intellectual property rights which could cause the Company’s ability to license its technologies to be impaired.
The Company's success and ability to compete are substantially dependent on its proprietary technology and trademarks. The Company seeks to protect these assets through a combination of patent and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and enforcement of these rights may be time consuming and expensive. If Forgent cannot protect or enforce these rights, the Company’s ability to obtain future licenses could be impaired. Furthermore, despite best efforts, the Company may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Competitors may also independently develop similar, but not infringing, technology, duplicate products or design around the Company's patents or other intellectual property. Additionally, the Company's patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide Forgent with any competitive advantage or may be challenged by third parties. If challenged, patents might not be upheld or claims could be narrowed. Any litigation surrounding the Company's rights would force Forgent to divert important financial and other resources away from business operations.

The '672 patent will be expiring soon and revenues may decline if Forgent is unable to replace this revenue stream.
To date, all of the Company’s intellectual property licensing revenue has been derived from the '672 patent. The U.S. '672 patent expires in October 2006 and its foreign counterparts expire in September 2007. Revenues from this patent are finite and, if such revenues are not replaced, net income and the market price of Forgent’s common stock will decline following the expiration of the '672 patent or the resolution of the '672 Litigation.

If Forgent is unable to successfully market and sell its software products and services, future software revenues may decline.
The future success of the Company’s software segment is dependent in significant part on its ability to generate demand for its software products and services. To this end, Forgent's sales operations must increase market awareness of its products to generate increased revenue. All sales new hires will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future software revenues may decline.

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
The technology industry is characterized by continuing improvements in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product performance characteristics. Forgent expects that its future financial performance will depend, in part, on revenue generated from its existing and future software products and the related products that the Company plans to develop or acquire. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices. Forgent may need to invest further in research and development in order to keep its software applications and solutions viable in the rapidly changing marketplace. This research and development effort may require significant resources and could ultimately be unsuccessful. If the Company fails to anticipate and respond effectively to technological improvements and new product introductions, these improvements could render the Company's products noncompetitive and adversely affect the Company’s operating results as well as its liquidity.

If Forgent is unable to meet customer needs or expectations, the Company’s sales may suffer.
Forgent cannot be certain that its existing or future software product offerings will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If the Company's products do not meet customer needs or expectations, for whatever reason, the Company's sales would be adversely affected and furthermore, upgrading or enhancing the Company’s products could be costly and time consuming. Such upgrades or enhancements could have an adverse effect on the Company’s results of operations and liquidity.

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
In the past, Forgent’s revenues and operating results have varied significantly from quarter to quarter. Additionally, management expects that revenues and operating results will continue to fluctuate significantly from quarter to quarter. These fluctuations may lead to reduced prices for the Company’s common stock. Several factors may cause the quarterly results to fluctuate, including:

•	timing of intellectual property license agreements and related recording of licensing revenues;

•	timing and costs related to the ‘672 Litigation and the ‘746 Litigation;

•	market demand for the Company’s software products and services;

•	timing of customers’ budget cycles;

•	timing of customer orders and deployment of Forgent’s software products and services;

•	the mix of software license and services revenue;

•	seasonal fluctuations in capital spending;

•	changes in the rapidly evolving market for web-based applications;

•	management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•	timing and costs related to possible acquisitions of technology or businesses;

•	costs of attracting, retaining and training skilled personnel;

•	management’s ability to manage future growth; and

•	general economic climate.

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
Although founded in 1985, Forgent has a limited operating history in its current lines of business due to the Company's transition to a licensor of intellectual property and a provider of scheduling and asset management software and services. As a result of this limited operating history, Forgent cannot forecast revenues and operating expenses based on historical results. Additionally, the Company's ability to forecast quarterly revenue accurately is limited because of the relative unpredictability of its intellectual property licensing revenues. The Company's business, operating results and financial condition will be materially adversely affected if revenues do not meet projections and if results in a given quarter do not meet expectations.

Although Forgent has divested its non-core operations, the Company may not strengthen its core operations and achieve profitability.
As a result of Forgent's transition to a licensor of intellectual property and a provider of scheduling and asset management software and services, the Company has divested certain non-core operations, including its ALLIANCE software and services business, a videoconferencing hardware services business, an integration business and a videoconferencing endpoint manufacturing business. There can be no assurance that, having divested such non-core operations, Forgent will be able to achieve greater or any profitability, strengthen its core operations or compete more effectively in existing or new markets. In addition, the Company continues to evaluate the profitability realized or that is likely to be realized by its existing businesses and operations. Forgent reviews from a strategic standpoint, which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs, or could otherwise have a material adverse effect on Forgent's business, financial condition or results of operations.

Due to the risk factors noted above and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company,” Forgent’s past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by market analysts and investors could have an immediate and significant effect on the trading price of the Company’s common stock in any given period.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

10.31
Legal Services Fee Agreement, effective October 26, 2005, by and among Forgent Networks, Inc., Compression Labs, Inc. and Susman Godfrey LLP (incorporated by reference to Exhibit 10.31 of the Company’s annual report on Form 10-K for the year ended July 31, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

December 14, 2005	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

December 14, 2005	By:	/s/ JAY C. PETERSON
Jay C. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

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

10.31
Legal Services Fee Agreement, effective October 26, 2005, by and among Forgent Networks, Inc., Compression Labs, Inc. and Susman Godfrey LLP (incorporated by reference to Exhibit 10.31 of the Company’s annual report on Form 10-K for the year ended July 31, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.