Form 10-Q
period 2006-01-31
FORGENT NETWORKS  INC
filed 2006-03-14
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____ to ______

Commission file number: 0-20008

__________________________________________

FORGENT NETWORKS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 Wild Basin Road
Austin, Texas	78746
( Address of Principal Executive Offices)	(Zip Code)

(512) 437-2700
(Registrant's Telephone Number, including Area Code)

________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

At March 10, 2006, the registrant had outstanding 25,378,768 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	JANUARY 31, 2006	JULY 31, 2005
	(UNAUDITED)
ASSETS Current Assets:
Cash and cash equivalents, including restricted cash of $650 at January 31, 2006 and July 31, 2005	$15,599	$15,861
Short-term investments	--	1,487
Accounts receivable, net of allowance for doubtful accounts of $14 and $10 at January 31, 2006 and July 31, 2005, respectively	1,039	471
Prepaid expenses and other current assets	405	266
Total Current Assets	17,043	18,085

Property and equipment, net	1,374	1,957
Intangible assets, net	17	33
Other assets	15	27
	$18,449	$20,102
LIABILITIES AND STOCKHOLDERS’ EQUITY Current Liabilities:
Accounts payable	$2,317	$1,856
Accrued compensation and benefits	375	590
Other accrued liabilities	954	1,209
Notes payable, current position	355	355
Deferred revenue	588	517
Total Current Liabilities	4,589	4,527

Long-Term Liabilities:
Deferred revenue	12	4
Other long-term obligations	2,072	2,280
Total Long-Term Liabilities	2,084	2,284

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 40,000 authorized; 27,168 and 26,967 shares issued; 25,378 and 25,177 shares outstanding at January 31, 2006 and July 31, 2005, respectively	271	269
Treasury stock at cost, 1,790 issued at January 31, 2006 and July 31, 2005	(4,815)	(4,815)
Additional paid-in capital	265,356	265,020
Accumulated deficit	(249,060)	(247,199)
Accumulated other comprehensive income	24	16
Total Stockholders’ Equity	11,776	13,291
	$18,449	$20,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Intellectual property licensing	$3,805	$1,040	$6,722	$6,963
Software and services	546	476	1,277	912
Total revenues	4,351	1,516	7,999	7,875

COST OF SALES:
Intellectual property licensing	2,080	1,553	4,167	4,481
Software and services	198	210	392	415
Total cost of sales	2,278	1,763	4,559	4,896

GROSS MARGIN	2,073	(247)	3,440	2,979

OPERATING EXPENSES:
Selling, general and administrative	2,477	3,581	5,159	6,150
Research and development	170	88	301	157
Amortization of intangible assets	6	12	17	24
Total operating expenses	2,653	3,681	5,477	6,331

LOSS FROM OPERATIONS	(580)	(3,928)	(2,037)	(3,352)

OTHER INCOME AND (EXPENSES):
Interest income	134	102	232	170
Interest expense and other	(29)	(13)	(46)	(25)
Total other income and (expenses)	105	89	186	145

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(475)	(3,839)	(1,851)	(3,207)
Provision for income taxes	(5)	9	(10)	(5)
LOSS FROM CONTINUING OPERATIONS	(480)	(3,830)	(1,861)	(3,212)

Loss from discontinued operations, net of income taxes	--	(257)	--	(488)
Gain on disposal, net of income taxes	--	4,318	--	4,318
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	--	4,061	--	3,830
NET (LOSS) INCOME	$(480)	$231	$(1,861)	$618

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
Loss from continuing operations	$(0.02)	$(0.15)	$(0.07)	$(0.13)
Income from discontinued operations	$0.00	$0.16	$0.00	$0.15
Net (loss) income	$(0.02)	$0.01	$(0.07)	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,238	24,912	25,208	24,902
Diluted	25,238	24,912	25,208	24,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JANUARY 31,
	2006	2005
	(UNAUDITED)
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,861)	$(3,212)
Adjustments to reconcile loss from continuing operations to net cash used in operations:

Depreciation and amortization	642	696
Amortization of leasehold advance and lease impairment	(279)	(289)
Provision for doubtful accounts	28	(16)
Share-based compensation	101	--
Foreign currency translation loss	4	7
(Gain) loss on disposal of fixed assets	(6)	18
Changes in operating assets and liabilities:
Accounts receivable	(620)	(512)
Prepaid expenses and other current assets	(272)	20
Accounts payable	592	678
Accrued expenses and other long-term obligations	(399)	497
Deferred revenues	117	79
Net cash used in operating activities	(1,953)	(2,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	1,491	1,135
Net purchases of property and equipment	(37)	(14)
Net issuance of notes receivable	--	(2)
Net cash provided by investing activities	1,454	1,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	237	59
Proceeds from notes payable	194	214
Payments on notes payable and capital leases	(194)	(219)
Net cash provided by financing activities	237	54

CASH FLOWS FROM DISCONTINUED OPERATIONS (REVISED):
Operating cash flows	--	(544)
Investing cash flows	--	4,318
Net cash provided by discontinued operations	--	3,774

Effect of exchange rate changes on cash and cash equivalents	--	5

Net change in cash and cash equivalents	(262)	2,918
Cash and cash equivalents at beginning of period	15,861	19,051
Cash and cash equivalents at end of period	$15,599	$21,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of January 31, 2006 and July 31, 2005, the results of operations for the three and six months ended January 31, 2006 and January 31, 2005, and the cash flows for the six months ended January 31, 2006 and January 31, 2005. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's annual report on Form 10-K for the year ended July 31, 2005. The results for the interim periods are not necessarily indicative of results for a full fiscal year.

The Company has revised and separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations for the six months ended January 31, 2005, which in prior periods were reported on a combined basis as a single amount. This revision did not have any affect on the Company’s cash balances, working capital, or operations.

NOTE 2 - INTELLECTUAL PROPERTY LEGAL CONTRACTS

In October 2004, Forgent terminated Jenkens & Gilchrist (“Jenkens”), who previously served as lead counsel in the litigation of the Company’s U.S. Patent No. 4,698,672 (the “’672 Litigation”). In December 2004, Forgent entered into a Resolution Agreement with Jenkens, paid Jenkens $1,000 and agreed to them pay 50% of the first $6,000 in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter.

In January 2005, Forgent engaged Godwin Gruber, LLP (“Gruber”) to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, as amended in May 2005, Forgent agreed to pay Gruber a contingency fee of 22% of all license and litigation proceeds, net of expenses, once total proceeds from licensing and litigation exceed $6,000, and a fixed monthly fee of $200 for time incurred. In October 2005, Forgent terminated Gruber and engaged Susman Godfrey, LLP (“Susman”) to lead its Patent Licensing Program. Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent receives $6,000 in gross recoveries received on or after October 27, 2004. Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116 for time incurred.

Although Forgent terminated Gruber in October 2005 as lead legal counsel for its Patent Licensing Program, the law firm continued to provide legal services related to the litigation of the Company’s U.S. Patent No. 6,285,746 (the “’746 Litigation”). On January 31, 2006, Godwin Pappas Langley Ronquillo, LLP, formerly known as Godwin Gruber, LLP, notified Forgent that the law firm would be unable to continue providing legal services and would withdrawal upon substitution of new legal counsel. Forgent is currently evaluating several alternatives to ensure a successful transition.

Legal expenses for contingency fees and legal counsel’s time incurred are recorded as part of cost of sales for Forgent’s intellectual property licensing business on the Consolidated Statements of Operations. Cost of sales for the intellectual property licensing business for the three and six months ended January 31, 2006 were $2,080 and $4,167, respectively. Cost of sales for the intellectual property licensing business for the three and six months ended January 31, 2005 were $1,553 and $4,481, respectively. Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the Consolidated Statements of Operations. Other related legal expenses for the three and six months ended January 31, 2006 were $397 and $816, respectively. Other related legal expenses for the three and six months ended January 31, 2005 were $1,322 and $1,741, respectively.

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three and six months ended January 31, 2006 was $476 and $1,854, respectively. Comprehensive income for the three and six months ended January 31, 2005 was $230 and $627, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. The standard also requires that a change in depreciation or amortization method for long-lived non-financial assets be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Thus, Forgent will adopt this standard for accounting changes and corrections of errors made beginning August 1, 2006.

NOTE 5 - SHARE BASED COMPENSATION

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“No. 123R”). This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

The Company adopted Statement No. 123R effective beginning August 1, 2005 using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date. Additionally, compensation cost of the portion of awards for which the requisite service has not been rendered that are outstanding as of the August 1, 2005 shall be recognized as the requisite service is rendered.

The impact of adopting Statement No. 123R was an increase of $16 and $32 in selling, general and administrative expenses for the three and six months ended January 31, 2006, respectively, and an increase of $16 and $32 in loss from operations, loss before income taxes and net loss for the three and six months ended January 31, 2006, respectively. The adoption of Statement No. 123R had no impact on basic and diluted net loss per share for the three and six months ended January 31, 2006.

The weighted average estimated grant date fair value, as defined by Statement No. 123R, for options granted under the company’s stock option plan during the three and six months ended January 31, 2006 were $1.51 and $1.41 per share, respectively. The weighted average estimated grant date fair value, as defined by Statement No. 123 for options granted under the company’s stock option plan during the three and six months ended January 31, 2005 were $1.21 and $1.14 per share, respectively.

During the three and six months ended January 31, 2005, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of Statement No. 123, “Accounting for Stock-Based Compensation,” net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

	For the	For the
	Three Months Ended	Six Months Ended
	January 31, 2005	January 31, 2005
Net income (loss)
Net income (loss), as reported	$231	$618
Add: Stock-based employee compensation
expense included in reported net earnings
(loss), net of related tax effects	--	--
Deduct: Stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	(158)	(340)
Net income (loss), pro forma	$73	$278

Basic earnings (loss) per common share:
As reported	$0.01	$0.02
Pro forma	$0.00	$0.01

Diluted earnings (loss) per common share:
As reported	$0.01	$0.02
Pro forma	$0.00	$0.01

The fair value of each award granted from Forgent’s stock option plan during the three and six months ended January 31, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005

Expected volatility (based on historical data)	73.70%	81.70%	72.60%	82.00%
Expected life in years	4.93	5.84	5.21	5.84
Risk-free interest rate	4.48%	3.79%	4.42%	3.74%
Fair value per award	$1.51	$1.21	$1.41	$1.14

As of January 31, 2006, $56 of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following 4 years.

On September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005), most of which were fully vested. The new exercise price is $1.42. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value. The repricing resulted in a charge of $65 for the six months ended January 31, 2006 based on the incremental fair value of the new options versus the fair value of the old options.

The Company issued 167 and 170 thousand shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the three and six months ended January 31, 2006, respectively. The Company issued 30 and 30 thousand shares of restricted common stock related from its Restricted Stock Plan for the three and six months ended January 31, 2006, respectively.

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 6 - SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: intellectual property licensing and software and services. Forgent's intellectual property licensing business is currently focused on generating licensing revenues relating to the Company's technologies embodied in U.S. Patent No. 4,698,672 and its foreign counterparts as well as in U.S. Patent No. 6,285,746. Forgent's software and services business currently provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services. In order to evaluate the intellectual property and software segments as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment. The prior year’s segment information has been revised to present the Company's reportable segments as they are currently defined.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating (loss) income for the three and six months ended January 31, 2006 and 2005:

	Intellectual
	Property	Software &
	Licensing	Services	Corporate	Total

For the Three Month Period Ending January 31, 2006
Revenues from unaffiliated customers	$3,805	$546	$-	$4,351
Gross margin	1,725	348	-	2,073
Operating income (loss)	951	(604)	(927)	(580)

For the Three Month Period Ending January 31, 2005
Revenues from unaffiliated customers	$1,040	$476	$-	$1,516
Gross margin	(513)	266	-	(247)
Operating income (loss)	(2,189)	(508)	(1,231)	(3,928)

For the Six Month Period Ending January 31, 2006
Revenues from unaffiliated customers	$6,722	$1,277	$-	$7,999
Gross margin	2,555	885	-	3,440
Operating income (loss)	1,025	(968)	(2,094)	(2,037)

For the Six Month Period Ending January 31, 2005
Revenues from unaffiliated customers	$6,963	$912	$-	$7,875
Gross margin	2,482	497	-	2,979
Operating income (loss)	67	(1,108)	(2,311)	(3,352)

NOTE 7 - CONTINGENCIES

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business.

Litigation of United States Patent No. 4,698,672 (JPEG)

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, CLI, initiated litigation against multiple companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought. On March 9, 2006, Forgent and the defendants in the ‘672 Litigation appeared before the United States District Court for the Northern District of California at a claims construction hearing. The results of this hearing are not yet known.

On November 16, 2005, the Public Patent Foundation filed a petition with the United States Patent and Trademark Office (the “USPTO”) to re-examine the ‘672 patent. On January 31, 2006, the USPTO granted Public Patent Foundation’s petition to re-examine the ‘672 patent. The results of the re-examination are not yet known.

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. The Company believes that CLI has not acted improperly and advised the FTC accordingly. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID. In November 2004, the FTC issued a ruling denying Forgent’s Petition to Quash, but modifying the Subpoena and CID. In February 2005 and March 2005, the Company responded to the Subpoena and the CID by providing the required documents and other responsive material. Forgent has not received any final conclusion from the FTC on its inquiries.

Forgent continues to monitor the progress of the ‘672 Litigation, the USPTO’s re-examination and the FTC’s investigation. The Company plans to vigorously defend the validity of its patents, as well as pursuing any entities which violated its patents. Resolution of some or all of these matters could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Litigation of United States Patent No. 6,285,746 (DVR)

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought.

On September 19, 2005, Scientific-Atlanta Inc. and Motorola Inc. filed a declaratory judgment against Forgent in the United States District Court for the Eastern District of Texas, Tyler Division, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid. During a hearing on November 8, 2005, the Court ordered this case to be transferred to the Marshall Division and consolidated with the case initiated by Forgent in July 2005. Also on November 8, 2005, the Court set the claims construction hearing for the ‘746 Litigation to be held in July 2006 and a trial date to be on February 12, 2007.

On January 3, 2006, Diego, Inc. filed a motion to intervene as a declaratory judgment plaintiff after learning that their products were accused of infringing the ‘746 patent in the midst of the ongoing ‘746 Litigation. On January 4, 2006, the Court granted Diego Inc.’s motion.

On April 6, 2006, Forgent is scheduled to meet with the 15 defendants in a mediation proceeding.

Forgent continues to monitor the progress of the ‘746 Litigation. Resolution of this matter could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of January 31, 2006 and July 31, 2005, and for the three and six months ended January 31, 2006 and 2005, should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Forgent has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties, including:

•	timing of intellectual property license agreements and related recording of licensing revenues;
•	timing and costs related to the Company’s patent litigation;
•	market demand for the Company’s software products and services;
•	timing of customers’ budget cycles;
•	timing of customer orders and deployment of Forgent’s software products and services;
•	the mix of software license and services revenue;
•	seasonal fluctuations in capital spending;
•	changes in the rapidly evolving market for web-based applications;
•	management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;
•	timing and costs related to possible acquisitions of technology or businesses;
•	costs of attracting, retaining and training skilled personnel;
•	management’s ability to manage future growth; and
•	general economic climate.

In addition to the items noted above, such risks and uncertainties include, but are not limited to, those described under “Risk Factors” in this Report and other risks indicated in Forgent’s filings with the Securities and Exchange Commission from time to time. Forgent is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2006	2005	2006	2005

Intellectual property licensing revenues	87%	69%	84%	88%
Software and services revenues	13	31	16	12
Gross margin	48	(16)	43	38
Selling, general and administrative	57	236	65	78
Research and development	4	6	4	2
Total operating expenses	61	243	69	80
Other income, net	2	6	2	2
Income (loss) from continuing operations	(11)	(253)	(23)	(41)
Income (loss) from discontinued operations	--	268	--	49
Net income (loss)	(11%)	15%	(23%)	8%

THREE AND SIX MONTHS ENDED JANUARY 31, 2006 AND 2005

Revenues

Revenues for the three months ended January 31, 2006 were $4.3 million, an increase of $2.8 million, or 187%, from the $1.5 million reported for the three months ended January 31, 2005. Revenues for the six months ended January 31, 2006 were $8.0 million, an increase of $0.1 million, or 2%, from the $7.9 million reported for the six months ended January 31, 2005. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties received from licensing the Company's intellectual property as well as sales of Forgent's NetSimplicity software, installation and training and software maintenance services. Consolidated revenues do not include any revenues from Forgent's discontinued ALLIANCE operations, which provided conferencing and scheduling software and maintenance, installation, training and network consulting.

Intellectual Property Licensing Business

Intellectual property licensing revenues increased by $2.8 million, or 266%, to $3.8 million for the three months ended January 31, 2006 from $1.0 million for the three months ended January 31, 2005. Intellectual property licensing revenues decreased by $0.2 million, or 3%, to $6.7 million for the six months ended January 31, 2006 from $6.9 million for the six months ended January 31, 2005. Intellectual property licensing revenues as a percentage of total revenues were 87% and 69% for the three months ended January 31, 2006 and 2005, respectively. Intellectual property licensing revenues as a percentage of total revenues were 84% and 88% for the six months ended January 31, 2006 and 2005, respectively. Forgent’s licensing revenues relate primarily to one-time intellectual property license agreements with companies for Forgent's data compression technology embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts, which cover several types of products including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices and other technologies. Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garner royalties. Forgent’s licensing revenues include royalties received from the MPEG-2 consortium. The Company is also seeking to license its U.S. Patent No. 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording, although no licensing revenues have been achieved as of January 31, 2006.

As of January 31, 2006, Forgent has achieved approximately $108.4 million in aggregate revenues generated from one-time license agreements with international consumer and commercial electronics firms in multiple countries, including the United States. Licensing of the ‘672 patent is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”). These one-time license agreements generated approximately 97% and 96% of the intellectual property segment’s licensing revenues for the three and six months ended January 31, 2006, respectively, and approximately 84% and 97% of the intellectual property segment’s licensing revenues for the three and six months ended January 31, 2005, respectively. The timing of signing the license agreements and the variable amount of each license fee has been and continues to be uncertain. Therefore, the $2.8 million increase in licensing revenues during the three months ended January 31, 2006, as well as the $0.2 million decrease in licensing revenues during the six months ended January 31, 2006, are due to the change in the number of license agreements signed related to the ‘672 patent as well as the amount of each license fee received during these periods. Although, the Company does not anticipate any additional licensing revenue from companies that have previously signed license agreements, Forgent will continue to seek new licenses from its ‘672 patent as well as its ‘746 patent.

Forgent is currently in legal proceedings with multiple companies in the United States District Court for the Northern District of California regarding the infringement of its ‘672 patent (the “ ‘672 Litigation”). During the three months ended January 31, 2006, Forgent settled and signed license agreements with seven of the defendants in the ‘672 Litigation. As of January 31, 2006, 13 of the defendants in the ‘672 Litigation have settled with Forgent and signed license agreements. The remaining defendants, including Microsoft Corporation, and Forgent proceeded with the litigation at the claims construction hearing on March 9, 2006. Claims construction is the process by which specific terms in the patent are given precise meaning for the case. Additionally, Forgent is in legal proceedings with 15 companies for infringement of its ‘746 patent (the “ ‘746 Litigation”). See Part II, Item 1 “Legal Proceedings” for more detail.

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

Additionally, the ‘672 patent, which has generated all of the intellectual property licensing revenues, expires in October 2006 in the United States and its foreign counterparts expire in September 2007. Upon expiration of the ‘672 patent, no additional damages will accrue but the Company’s ability to recover for past damages will not immediately be affected. Ultimately, the Company’s ability to recover for past damages will be limited by any applicable statute of limitations.

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

Software and Services Business

Software and services revenues increased by $0.1 million, or 15%, to $0.5 million for the three months ended January 31, 2006 from $0.4 million for the three months ended January 31, 2005. Software and professional services revenues increased by $0.4 million, or 40%, to $1.3 million for the six months ended January 31, 2006 from $0.9 million for the six months ended January 31, 2005. Software and services revenues as a percentage of total revenues were 13% and 31% for the three months ended January 31, 2006 and 2005, respectively. Software and services revenues as a percentage of total revenues were 16% and 12% for the six months ended January 31, 2006 and 2005, respectively. Revenues from this line of business include sales of Forgent's NetSimplicity scheduling and asset management software. The NetSimplicity software includes Meeting Room Manager (“MRM”), Visual Asset Manager (“VAM”) and Resource Scheduler. Also included in this segment’s revenues are software maintenance and professional services, such as add-on software customization, installation and training.

During the second fiscal quarter of 2006, Forgent continued to notify its existing customers of upcoming expirations on their maintenance and support contracts. This aggressive pursuit of maintenance renewals led to additional sales of maintenance and support contracts. Additionally, more professional services and training were provided in fiscal 2006. The additional software maintenance and professional services increased services revenues by $0.1 million and $0.2 million for the three and six months ended January 31, 2006, respectively. During the second fiscal quarter, Forgent experienced turnover within its NetSimplicity’s sales force and softer than anticipated holiday sales. Software revenues decreased by 17% for the three months ended January 31, 2006, as compared to the three months ended January 31, 2005. However, the Company experienced strong demand for the software products during the first fiscal quarter and a 30% increase in the average selling price for software, which is calculated as total software sales divided by the number of software orders, for the six months ended January 31, 2006. Therefore, software revenues for the six months ended January 31, 2006 increased by 15%, despite the decline in sales during the second fiscal quarter. NetSimplicity’s sales force was fully staffed starting in February 2006. Management believes that its software and services business is a growth business and will continue to actively pursue growing revenues from this segment.

Gross Margin

Gross margin for the three months ended January 31, 2006 was $2.1 million, an increase of $2.3 million from the ($0.2) million reported for the three months ended January 31, 2005. Gross margin for the six months ended January 31, 2006 was $3.4 million, an increase of $0.4 million, or 15%, from the $3.0 million reported for the six months ended January 31, 2005. Gross margin as a percentage of total revenues were 48% and (16%) for the three months ended January 31, 2006 and 2005, respectively. Gross margin as a percentage of total revenues were 43% and 38% for the six months ended January 31, 2006 and 2005, respectively.

The cost of sales from the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues as well as legal expenses incurred from legal counsel’s time in connection with the Company’s Patent Licensing Program. In October 2004, Forgent terminated Jenkens & Gilchrist (“Jenkens”) and entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in its Patent Licensing Program. During the second fiscal quarter of 2005, Forgent’s cost of sales from the intellectual property licensing business included 50% of the licensing revenues received on signed agreements and paid to Jenkens and 50% of Godwin’s standard hourly rate for time incurred. In October 2005, Forgent terminated Gruber and engaged Susman Godfrey, LLP (“Susman”) to lead its Patent Licensing Program. Under this new agreement, Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent reached $6.0 million in gross recoveries received on or after October 27, 2004, and a fixed monthly fee of $0.1 million for time incurred. During second fiscal quarter of 2006, Forgent reached $6.0 million in gross recoveries received since October 27, 2004 and thus was obligated to pay Jenkens only 10% of future licensing revenues. The combination of the increased licensing revenues generated, the decrease in contingency fees incurred and the decrease in legal expenses for legal counsel’s time incurred during the three months ended January 31, 2006, as compared to the three months ended January 31, 2005, accounts for 96% of the $2.3 million increase in total gross margin. To date, all of the Company’s licensing revenue has been generated by the '672 patent. The U.S. '672 patent expires in October 2006 and the foreign counterparts expire in September 2007. When the '672 patents expire, licensing revenues may decline unless alternative sources are found. If licensing revenues decline, total gross margins may be adversely affected. Based on the Company’s current legal counsel agreements, management anticipates higher gross margins for the Company since it has ceased paying its former counsel the 50% contingent fee.

The cost of sales associated with the software and services business is relatively fixed and results primarily from the amortization of the Company’s purchased software development costs and intangible assets. Cost of sales for the software segment slightly decreased during the six months ended January 31, 2006. Therefore, the increase in software revenues during fiscal 2006 resulted in a 69% gross margin for the software segment during the six months ended January 31, 2006, as compared to a 54% gross margin during the six months ended January 31, 2005. The increase in gross margin from the software segment accounts for 84% of the $0.4 million increase in total gross margin during the six months ended January 31, 2006. Since revenues generated from the software and services business directly affect gross margins, management expects gross margins from the software and services business to improve as Forgent generates more business from this segment.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended January 31, 2006 were $2.5 million, a decrease of $1.1 million, or 31%, from the $3.6 million reported for the three months ended January 31, 2005. SG&A expenses for the six months ended January 31, 2006 were $5.2 million, a decrease of $1.0 million, or 16%, from the $6.2 million reported for the six months ended January 31, 2005. SG&A expenses as a percentage of total revenues were 57% and 236% for the three months ended January 31, 2006 and 2005, respectively. SG&A expenses as a percentage of total revenues were 65% and 78% for the six months ended January 31, 2006 and 2005, respectively.

The $1.1 million and $1.0 million decreases in SG&A expenses during the three and six months ended January 31, 2006 are due primarily to $1.2 million in one-time expenses incurred during the second fiscal quarter of 2005 related to the termination of Forgent’s former legal counsel. As Forgent continues to pursue licensing and litigating the ‘672 patent and the ‘746 patent, significant legal fees and consulting expenses will continue to be incurred. Additionally, as the litigation progresses, legal fees and consulting expenses may increase from current levels. However, management believes the Company has the necessary financial resources to support all of its current and upcoming licensing and litigation efforts. Management also continues to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company. In future periods, management expects its corporate SG&A expenses to fluctuate as legal fees and consulting expenses are incurred during the various litigation milestones.

Research and Development

Research and development (“R&D”) expenses for the three months ended January 31, 2006 were $0.2 million, an increase of $0.1 million, or 93%, from the $0.1 million reported for the three months ended January 31, 2005. R&D expenses for the six months ended January 31, 2006 were $0.3 million, an increase of $0.1 million, or 92%, from the $0.2 million reported for the six months ended January 31, 2005. R&D expenses as a percentage of total revenues were 4% and 6% for the three months ended January 31, 2006 and 2005, respectively. R&D expenses as a percentage of total revenues were 4% and 2% for the six months ended January 31, 2006 and 2005, respectively.

The $0.1 million increases in R&D expenses during the three and six months ended January 31, 2006 are due primarily to increases in compensation expenses resulting from shifting of resources between the NetSimplicity’s sales and R&D teams in fiscal 2006. During the three months ended January 31, 2006, Forgent continued developing its MRM and VAM products and released MRM, version 6.5, in January 2006.  This release features a new Interactive Liquid Crystal Display (“LCD”) Solution module that enables customers to view meeting room schedules and book rooms from touch-screen LCD panels that can be wall-mounted outside each conference room or placed on a common area reception desk. Forgent is currently focused on developing its next major release of MRM, version 7.0, which the Company expects to release in the spring of 2006. Management anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

Income from Discontinued Operations

Income from discontinued operations for the three and six months ended January 31, 2005 were $4.1 million and $3.8 million, respectively. Income from discontinued operations as a percentage of total revenues were 268% and 49% for the three and six months ended January 31, 2005, respectively.

During the second fiscal quarter of 2005, Forgent sold certain patents and other intellectual property and documentation, including its Alliance software suite, to Tandberg Telecom AS. As a result of this sale, Forgent recorded a $3.3 million gain, net of expenses, for the three months ended January 31, 2005. Additionally, the Company recorded $1.0 million in income during the second fiscal quarter of 2005. The income represents the final cash payment received from Gores in January 2005 for indemnity claims held in escrow related to the sale of Forgent’s videoconferencing hardware services business. No indemnity claims were paid pursuant to the sales agreement with Gores. The $3.3 million gain and $1.0 income were offset by $0.3 million and $0.5 million in losses from the Alliance operations during the three and six months ended January 31, 2005, respectively. During the fourth fiscal quarter of 2005, Forgent decided to discontinue its ALLIANCE operations. The Company did not conduct any business from this business line during the six months ended January 31, 2006.

Net (Loss) Income

Forgent realized a net loss of $0.5 million, or $0.02 per share, during the three months ended January 31, 2006 compared to net income of $0.2 million, or $0.01 per share, during the three months ended January 31, 2005. Forgent realized a net loss of $1.9 million, or $0.07 per share, during the six months ended January 31, 2006 compared to net income of $0.6 million, or $0.02 per share, during the six months ended January 31, 2005. Net (loss) income as a percentage of total revenues were (11%) and 15% for the three months ended January 31, 2006 and 2005, respectively. Net (loss) income as a percentage of total revenues were (23%) and 8% for the six months ended January 31, 2006 and 2005, respectively. The $0.7 million decrease in the Company’s net income during the three months ended January 31, 2006 as compared to the three months ended January 31, 2005 is primarily attributable to the $4.1 million decrease in income from discontinued operations, which is offset by the $2.3 million increase in gross margin and $1.1 million decrease in SG&A expenses during the second fiscal quarter of 2006. Similarly, the $2.5 million decrease in the Company’s net income during the six months ended January 31, 2006 as compared to the six months ended January 31, 2005 is primarily attributable to the $3.8 million decrease in income from discontinued operations, which is offset by the $0.5 million increase in gross margin and $1.0 million decrease in SG&A expenses during the first two fiscal quarters of 2006.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2006, Forgent had working capital of $12.5 million, including $15.6 million in cash and cash equivalents. Cash used in operating activities was $2.0 million for the six months ended January 31, 2006 due primarily to a $1.9 million net loss. Cash used in operating activities was $2.0 million for the six months ended January 31, 2005 due primarily to a $3.2 million net loss, which was offset by $0.7 million in non-cash depreciation and amortization expenses and a $0.7 million increase in accounts payable. During the six months ended January 31, 2006, Forgent collected $6.1 million in cash receipts from its licensing program. Management plans to utilize these cash receipts in its Patent Licensing Program, especially due to anticipated expenditures related to the ‘672 Litigation and the ‘746 Litigation, and to manage its software operations. Forgent’s average days sales outstanding was 21 for the second fiscal quarter of 2006, an increase from the 17 days for the first fiscal quarter of 2006. This increase was due primarily to approximately $0.4 million in outstanding receivables from the licensing program as of January 31, 2006. These receipts were fully collected during February 2006.

Cash provided by investing activities was $1.5 million for the six months ended January 31, 2006 due primarily to $1.5 million in net sales of short-term investments. Similarly, cash provided by investing activities was $1.1 million for the six months ended January 31, 2005 due primarily to $1.1 million in net sales of short-term investments. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio. The Company’s current operations are not capital intensive and Forgent purchased minimal fixed assets during the six months ended January 31, 2006. Management does not anticipate any significant purchases of fixed assets during the remaining fiscal quarters of 2006. Most purchases during fiscal year 2006 will be used primarily for equipment and subtenant improvements as the Company seeks to sublease its vacated office space.

The Company leased office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Additionally, the Company used the proceeds from its loans from Silicon Valley Bank to purchase equipment and fund operations. Any additional loans from Silicon Valley Bank will bear interest at prime plus 0.75% and require monthly installments over a three-year term. Forgent may periodically make other commitments and thus become subject to other contractual obligations. Forgent’s future minimum lease payments under all operating leases and payments on its notes payable as of January 31, 2006 are as follows:

	Payments Due By Period
	(in thousands)

	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$24,658	$3,764	$6,930	$6,805	$7,159
Notes payable obligations	699	388	311	--	--
Total	$25,357	$4,152	$7,241	$6,805	$7,159

Approximately 97.4% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas. Additionally, Forgent had a $1.3 million liability related to impairment charges for the economic value of the lost sublease rental income for its Wild Basin property. As of January 31, 2006, Forgent had $4.0 million in future minimum lease payments receivable under non-cancelable sublease arrangements.

Cash provided by financing activities was $0.2 million for the six months ended January 31, 2006 due primarily to $0.2 million in proceeds received from the issuance of stock. Similarly, cash provided by financing activities was $0.1 million for the six months ended January 31, 2005 due primarily to $0.1 million in proceeds received from the issuance of stock. Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the six months ended January 31, 2006 or 2005. As of January 31, 2006, Forgent had repurchased 1,790,401 shares and had the approval to repurchase approximately 1.2 million additional shares. Management will periodically assess repurchasing additional shares in fiscal year 2006, depending on the Company’s cash position, market conditions and other factors.

As of January 31, 2006, Forgent’s principal source of liquidity consisted of approximately $15.0 million in cash and cash equivalents and its ability to generate cash from its intellectual property licensing business. However, Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under "Risk Factors." Management currently plans to utilize its cash balances to focus on the litigation efforts, continue licensing its intellectual property and fund its software operations. However, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to the litigations, increased expense levels and other factors. While management believes that the Company has sufficient capital and liquidity to pursue its licensing and litigation efforts, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future. However, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Forgent's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets and the loss from discontinued operations. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes software revenue in accordance with Statement of Position ("SOP") 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” and Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition.”

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company's technologies embodied in the ‘672 patent and its foreign counterparts as well as in the ‘746 patent. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed, collection has been deemed probable and related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred for legal counsel’s time.

Software and service revenue consists of software license and service fees. Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training and installation. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. During the six months ended January 31, 2006, VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately. During the six months ended January 31, 2005, VSOE of fair value for maintenance was based upon the renewal rate specified in each contract; VSOE of fair value for training and installation services was based on the prices charged for these services when sold separately; and VSOE of fair value for the software element was not available and thus, software revenue was recognized under the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element (software element). The establishment of VSOE of fair value for the software element during the six months ended January 31, 2006 did not have a material impact on the Company’s consolidated financial statements. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services.  The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. No changes were made in the Company’s internal controls over financial reporting during the quarter ended January 31, 2006, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Litigation of United States Patent No. 4,698,672 (JPEG)

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, CLI, initiated litigation against multiple companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought. The defendants are Agfa Corporation; Apple Computer, Incorporated; AudioVox Corporation; AudioVox Electronics Corporation; Axis Communications, Incorporated; BancTec, Inc.; Canon USA; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Mitsubishi Digital Electronics American, Incorporated; Oce’ North America, Incorporated; PalmOne, Inc.; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; ScanSoft, Inc.; Thomson S.A.; TiVo Inc.; Toshiba Corporation; Xerox Corporation; Yahoo! Inc.; Acer America Corporation; Adobe Systems Incorporated; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Concord Camera Corporation; Creative Labs, Incorporated; Creo, Inc.; Creo Americas, Inc.; Google Inc.; Kyocera Wireless Corporation; Onkyo Corporation; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Sun Microsystems Inc.; and Veo Inc. Also included in the ‘672 Litigation is Microsoft Corporation. Forgent has since settled with defendants Adobe Systems, Inc.; AudioVox Corporation; Axis Communications, Incorporated; BenQ America Corporation; Color Dreams, Inc.; JASC Software; Google Inc.; Macromedia, Inc.; ScanSoft, Inc.; Oce’ North America, Incorporated; Onkyo Corporation; Riverdeep, Incorporated; and Yahoo! Inc.

On November 16, 2005, the Public Patent Foundation filed a petition with the United States Patent and Trademark Office (the “USPTO”) to re-examine the ‘672 patent. On January 31, 2006, the USPTO granted Public Patent Foundation’s petition to re-examine the ‘672 patent. The results of the re-examination are not yet known.

On March 9, 2006, Forgent and the defendants in the ‘672 Litigation appeared before the United States District Court for the Northern District of California at a claims construction hearing. The results of this hearing are not yet known.

Federal Trade Commission Inquiry

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard. The Company believes that CLI has not acted improperly and advised the FTC accordingly. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding. The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID. In November 2004, the FTC issued a ruling denying Forgent’s Petition to Quash, but modifying the Subpoena and CID. In February 2005 and March 2005, the Company responded to the Subpoena and the CID by providing the required documents and other responsive material. Forgent has not received any final conclusion from the FTC on its inquiries.

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

On January 3, 2006, Diego, Inc. filed a motion to intervene as a declaratory judgment plaintiff after learning that their products were accused of infringing the ‘746 patent in the midst of the ongoing ‘746 Litigation. On January 4, 2006, the Court granted Diego Inc.’s motion.

On April 6, 2006, Forgent is scheduled to meet with the 15 defendants in a mediation proceeding.

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

Forgent is largely dependent on its Patent Licensing Program. If the Company’s patent licensing process is successfully challenged and/or the Company is unable to obtain new license agreements, licensing revenues will decrease.
Forgent is largely dependent on its ability to enter into new license agreements. Failure to sign new license agreements would cause operating results to suffer. The Company's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal or regulatory challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks that could cause the Company’s results of operations to decline. Thus, there can be no assurance that the Company will be able to continue to license its technology to others. Additionally, quarterly operating results may fail to meet expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company's patented technology, higher than expected operating expenses and license delays due to legal and other factors.

See Part II, Item 1 “Legal Proceedings” for information regarding the United States Patent and Trademark Office’s (“USPTO”) re-examination of the ‘672 patent and the Federal Trade Commission’s (“FTC”) non-public investigation associated with the Company’s Patent Licensing Program. If the USPTO invalidates or substantially modifies the ‘672 patent, the Company’s licensing abilities would be affected, which could result in significantly decreased licensing revenues. If the FTC proceeds with its investigation and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing process. Any successful challenge to the licensing process could result in decreased licensing revenues.

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
The technology industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles and continual improvement in product performance characteristics. Forgent expects that its future financial performance will depend, in part, on revenue generated from its existing and future software products and the related products that the Company plans to develop or acquire. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices. Forgent may need to invest further in research and development in order to keep its software applications and solutions viable in the rapidly changing marketplace. This research and development effort may require significant resources and could ultimately be unsuccessful. If the Company fails to anticipate and respond effectively to technological improvements and new product introductions, these improvements could render the Company's products noncompetitive and adversely affect the Company’s operating results as well as its liquidity.

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
In the past, Forgent’s revenues and operating results have varied significantly from quarter to quarter. Additionally, management expects that revenues and operating results will continue to fluctuate significantly from quarter to quarter. These fluctuations may lead to reduced prices for the Company’s common stock. Several factors may cause the quarterly results to fluctuate, including:

•	timing of intellectual property license agreements and related recording of licensing revenues;

•	timing and costs related to the Company’s patent litigation;

•	market demand for the Company’s software products and services;

•	timing of customers’ budget cycles;

•	timing of customer orders and deployment of Forgent’s software products and services;

•	the mix of software license and services revenue;

•	seasonal fluctuations in capital spending;

•	changes in the rapidly evolving market for web-based applications;

•	management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•	timing and costs related to possible acquisitions of technology or businesses;

•	costs of attracting, retaining and training skilled personnel;

•	management’s ability to manage future growth; and

•	general economic climate.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In December 2005, the Company's Compensation Committee approved an increase in Ms. Harris' (Vice President, Software) annual base salary from $190,000 to $205,000 to adjust her compensation to market.

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

4.2
Rights Agreement, dated as of December 19, 2005, between Forgent Networks, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $0.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 15, 1995).

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

FORGENT NETWORKS, INC.

Date: March 14, 2006	By:	/s/ RICHARD N. SNYDER

Richard N. Snyder Chief Executive Officer

Date: March 14, 2006	By:	/s/ JAY C. PETERSON

Jay C. Peterson Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-45876, as amended).

4.2
Rights Agreement, dated as of December 19, 2005, between Forgent Networks, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $0.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 15, 1995).

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