Form 10-Q
period 2006-04-30
FORGENT NETWORKS  INC
filed 2006-06-14
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____ to ______

Commission file number: 0-20008

__________________________________________

FORGENT NETWORKS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 Wild Basin Road
Austin, Texas	78746
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

At June 13, 2006, the registrant had outstanding 25,436,786 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	APRIL 30, 2006	JULY 31, 2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents, including restricted cash of $650 at April 30, 2006 and July 31, 2005	$14,610	$15,861
Short-term investments	--	1,487
Accounts receivable, net of allowance for doubtful accounts of $11 and $10 at April 30, 2006 and July 31, 2005, respectively	724	471
Prepaid expenses and other current assets	335	266
Total Current Assets	15,669	18,085

Property and equipment, net	1,076	1,957
Intangible assets, net	10	33
Other assets	15	27
	$16,770	$20,102
LIABILITIES AND STOCKHOLDERS’ EQUITY Current Liabilities:
Accounts payable	$2,092	$1,856
Accrued compensation and benefits	463	590
Other accrued liabilities	922	1,209
Notes payable, current position	352	355
Deferred revenue	615	517
Total Current Liabilities	4,444	4,527

Long-Term Liabilities:
Deferred revenue	14	4
Other long-term obligations	1,958	2,280
Total Long-Term Liabilities	1,972	2,284

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 40,000 authorized; 27,163 and 26,967 shares issued; 25,373 and 25,177 shares outstanding at April 30, 2006 and July 31, 2005, respectively	271	269
Treasury stock at cost, 1,790 issued at April 30, 2006 and July 31, 2005	(4,815)	(4,815)
Additional paid-in capital	265,377	265,020
Accumulated deficit	(250,491)	(247,199)
Accumulated other comprehensive income	12	16
Total Stockholders’ Equity	10,354	13,291
	$16,770	$20,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Intellectual property licensing	$1,891	$665	$8,613	$7,628
Software and services	647	488	1,924	1,400
Total revenues	2,538	1,153	10,537	9,028

COST OF SALES:
Intellectual property licensing	1,147	970	5,314	5,451
Software and services	213	294	604	709
Total cost of sales	1,360	1,264	5,918	6,160

GROSS MARGIN	1,178	(111)	4,619	2,868

OPERATING EXPENSES:
Selling, general and administrative	2,561	4,047	7,721	10,197
Research and development	153	79	454	236
Amortization of intangible assets	6	12	23	36
Total operating expenses	2,720	4,138	8,198	10,469

LOSS FROM OPERATIONS	(1,542)	(4,249)	(3,579)	(7,601)

OTHER INCOME AND (EXPENSES):
Interest income	128	115	360	285
Interest expense and other	(12)	(4)	(58)	(29)
Total other income and (expenses)	116	111	302	256

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(1,426)	(4,138)	(3,277)	(7,345)
Provision for income taxes	(5)	(7)	(15)	(12)
LOSS FROM CONTINUING OPERATIONS	(1,431)	(4,145)	(3,292)	(7,357)

Loss from discontinued operations, net of income taxes	--	(143)	--	(631)
(Loss) gain on disposal, net of income taxes	--	(3)	--	4,315
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	--	(146)	--	3,684
NET LOSS	$(1,431)	$(4,291)	$(3,292)	$(3,673)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
Loss from continuing operations	$(0.06)	$(0.17)	$(0.13)	$(0.30)
Income from discontinued operations	$0.00	$0.00	$0.00	$0.15
Net loss	$(0.06)	$(0.17)	$(0.13)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,372	24,927	25,262	24,910
Diluted	25,372	24,927	25,262	24,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	FOR THE NINE MONTHS ENDED APRIL 30,
	2006	2005
	(UNAUDITED)
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(3,292)	$(7,357)
Adjustments to reconcile loss from continuing operations to net cash used in operations:

Depreciation and amortization	952	1,136
Amortization of leasehold advance and lease impairment	(420)	(463)
Provision for doubtful accounts	28	(12)
Share-based compensation	119	--
Foreign currency translation (gain) loss	(8)	6
(Gain) loss on disposal of fixed assets	(6)	18
Changes in operating assets and liabilities:
Accounts receivable	(335)	(132)
Prepaid expenses and other current assets	(255)	(7)
Accounts payable	420	649
Accrued expenses and other long-term obligations	(318)	724
Deferred revenues	175	129
Net cash used in operating activities	(2,940)	(5,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	1,491	999
Net purchases of property and equipment	(42)	(29)
Net issuance of notes receivable	--	(3)
Decrease in other assets	--	100
Net cash provided by investing activities	1,449	1,067

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	240	143
Purchase of treasury stock	--	(89)
Proceeds from notes payable	297	304
Payments on notes payable and capital leases	(297)	(309)
Net cash provided by financing activities	240	49

CASH FLOWS FROM DISCONTINUED OPERATIONS (REVISED):
Operating cash flows	--	(708)
Investing cash flows	--	4,315
Net cash provided by discontinued operations	--	3,607

Effect of exchange rate changes on cash and cash equivalents	--	5

Net change in cash and cash equivalents	(1,251)	(581)
Cash and cash equivalents at beginning of period	15,861	19,051
Cash and cash equivalents at end of period	$14,610	$18,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of April 30, 2006 and July 31, 2005, the results of operations for the three and nine months ended April 30, 2006 and April 30, 2005, and the cash flows for the nine months ended April 30, 2006 and April 30, 2005. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's annual report on Form 10-K for the year ended July 31, 2005. The results for the interim periods are not necessarily indicative of results for a full fiscal year.

The Company has revised and separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations for the nine months ended April 30, 2005, which in prior periods were reported on a combined basis as a single amount. This revision did not have any affect on the Company’s cash balances, working capital, or operations.

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

In January 2005, Forgent engaged Godwin Gruber, LLP (“Gruber”) to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, as amended in May 2005, Forgent agreed to pay Gruber a contingency fee of 22% of all license and litigation proceeds, net of expenses, once total proceeds from licensing and litigation exceed $6,000, and a fixed monthly fee of $200 for time incurred. In October 2005, Forgent terminated Gruber and engaged Susman Godfrey, LLP (“Susman”) to serve as lead counsel in the ‘672 Litigation. Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent receives $6,000 in gross recoveries received on or after October 27, 2004. Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116 for time incurred.

In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the litigation of the Company’s U.S. Patent No. 6,285,746 (the “’746 Litigation”). Hagans and Bracewell replaced Godwin Pappas Langley Ronquillo, LLP and Hagans will serve as lead counsel on the ‘746 Litigation. Forgent agreed to pay Hagans and Bracewell 30% (15% to each law firm) of all license and litigation proceeds, net of expenses. In May 2005, the Company engaged The Roth Law Firm, P.C. (“Roth”) to serve as local counsel in Marshall, Texas. Forgent agreed to pay Roth 10% of all litigation proceeds related to the ‘746 Litigation.

Legal expenses for contingency fees and legal counsel’s time incurred are recorded as part of cost of sales for Forgent’s intellectual property licensing business on the Consolidated Statements of Operations. Cost of sales for the intellectual property licensing business for the three and nine months ended April 30, 2006 were $1,147 and $5,314, respectively. Cost of sales for the intellectual property licensing business for the three and nine months ended April 30, 2005 were $970 and $5,451, respectively. Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the Consolidated Statements of Operations. Other related legal expenses for the three and nine months ended April 30, 2006 were $562 and $1,379, respectively. Other related legal expenses for the three and nine months ended April 30, 2005 were $1,512 and $3,253 respectively.

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three and nine months ended April 30, 2006 was $1,443 and $3,296, respectively. Comprehensive loss for the three and nine months ended April 30, 2005 was $4,292 and $3,665, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Board (“APB”) Opinion No. 18,“The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 during the third fiscal quarter did not have any material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to Statement No. 123R, “Share-Based Payment.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement No. 123R. This FSP requires companies to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in Statement No. 123R, or the alternative transition method as described in the FSP. Companies may take up to one year from the later of its initial adoption of Statement No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Implementation of this accounting guidance currently does not have any impact on the Company's consolidated financial statements.

In October 2005, the FASB issued FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R.” This FSP allows companies to establish the grant date for a share-based award under Statement No. 123R prior to the communication of the award terms to the recipient if the award is unilateral and the terms are communicated within a relatively short time period. This FSP is effective upon the initial adoption of Statement No. 123R or in the first reporting period after the issuance of this FSP if a company has already adopted Statement No. 123R and has issued interim financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. The standard also requires that a change in depreciation or amortization method for long-lived non-financial assets be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Thus, Forgent will adopt this standard for accounting changes and corrections of errors made beginning August 1, 2006.

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

The impact of adopting Statement No. 123R was an increase of $12 and $44 in selling, general and administrative expenses for the three and nine months ended April 30, 2006, respectively, and an increase of $12 and $44 in loss from operations, loss before income taxes and net loss for the three and nine months ended April, 2006, respectively. The adoption of Statement No. 123R had no impact on basic and diluted net loss per share for the three and nine months ended April 30, 2006.

The weighted average estimated grant date fair value, as defined by Statement No. 123R, for options granted under the company’s stock option plan during the three and nine months ended April 30, 2006 were $1.42 and $1.41 per share, respectively. The weighted average estimated grant date fair value, as defined by Statement No. 123 for options granted under the company’s stock option plan during the three and nine months ended April 30, 2005 were $1.56 and $1.42 per share, respectively.

During the three and nine months ended April 30, 2005, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of Statement No.123, “Accounting for Stock-Based Compensation,” net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	For the	For the
	Three Months Ended	Nine Months Ended
	April 30, 2005	April 30, 2005
Net income (loss)
Net income (loss), as reported	$(4,291)	$(3,673)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	--	--
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(121)	(462)
Net income (loss), pro forma	$(4,412)	$(4,135)

Basic earnings (loss) per common share:
As reported	$(0.17)	$(0.15)
Pro forma	$(0.18)	$(0.17)

Diluted earnings (loss) per common share:
As reported	$(0.17)	$(0.15)
Pro forma	$(0.18)	$(0.17)

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

The fair value of each award granted from Forgent’s stock option plan during the three and nine months ended April 30, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

Expected volatility (based on historical data)	74.52%	74.84%	73.70%	77.18%
Expected life in years	4.92	6.02	5.05	5.96
Risk-free interest rate	4.92%	4.13%	4.69%	4.00%
Fair value per award	$1.42	$1.56	$1.41	$1.42

As of April 30, 2006, $73 of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following 4 years.

On September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005), most of which were fully vested. The new exercise price is $1.42. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value. The repricing resulted in a charge of $65 for the nine months ended April 30, 2006 based on the incremental fair value of the new options versus the fair value of the old options.

The Company issued 1 and 171 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the three and nine months ended April 30, 2006, respectively. The Company issued 0 and 30 shares of restricted common stock related from its Restricted Stock Plan for the three and nine months ended April 30, 2006, respectively.

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

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating (loss) income for the three and nine months ended April 30, 2006 and 2005:

	Intellectual
	Property	Software &
	Licensing	Services	Corporate	Total

For the Three Month Period Ending April 30, 2006
Revenues from unaffiliated customers	$1,891	$647	$-	$2,538
Gross margin	744	434	-	1,178
Operating income (loss)	(237)	(535)	(770)	(1,542)

For the Three Month Period Ending April 30, 2005
Revenues from unaffiliated customers	$665	$488	$-	$1,153
Gross margin	(305)	194	-	(111)
Operating income (loss)	(2,159)	(589)	(1,501)	(4,249)

For the Nine Month Period Ending April 30, 2006
Revenues from unaffiliated customers	$8,613	$1,924	$-	$10,537
Gross margin	3,299	1,320	-	4,619
Operating income (loss)	788	(1,503)	(2,864)	(3,579)

For the Nine Month Period Ending April 30, 2005
Revenues from unaffiliated customers	$7,628	$1,400	$-	$9,028
Gross margin	2,177	691	-	2,868
Operating income (loss)	(2,092)	(1,697)	(3,812)	(7,601)

NOTE 7 - CONTINGENCIES

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business.

Litigation of United States Patent No. 4,698,672 (JPEG) and FTC Non-Public Investigation

Forgent and its wholly-owned subsidiary, Compression Labs, Incorporated (“CLI”), are currently in legal proceedings with multiple companies for infringement of the ‘672 patent. On March 9, 2006, Forgent and the defendants in the ‘672 Litigation appeared before the United States District Court for the Northern District of California at a claims construction hearing. The Company is currently awaiting the results of this hearing. However, the results are not yet known and uncertainties remain.

On November 16, 2005, the United States Patent and Trademark Office (the “USPTO”) received a petition to re-examine the ‘672 patent. In January 2006, the USPTO granted the petition and subsequently issued its first office action on May 25, 2006. This first office action, which is not the final conclusion of the re-examination, confirmed 27 of the 46 claims in the ‘672 patent. Forgent has 60 days to respond to this first office action. The re-examination process is an extended process and Forgent will work directly with the USPTO to vigorously defend all of the claims, including those that were not initially upheld in the first office action. If the USPTO examiner ultimately rejects the claims, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary. Any negative results would reduce the Company’s ability to negotiate settlements with defendants and new licenses with other companies, which would materially and adversely affect Forgent’s licensing revenues. The ultimate rejection of significant claims could have material and adverse consequences for Forgent.

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

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Forgent continues to monitor the progress of the ‘672 Litigation, the USPTO’s re-examination and the FTC’s non-public investigation. The Company plans to vigorously defend the validity of its patents, as well as pursuing any entities that violated its patents. Presently, the final results of the claims construction hearing and the USPTO re-examination are uncertain. Resolution of some or all of these matters could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

Litigation of United States Patent No. 6,285,746 (DVR)

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The ‘746 litigation has since been moved to the United States District Court for the Eastern District of Texas, Tyler Division.

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

In April 2006, Forgent participated in a court-ordered mediation with the defendants. In May 2006, the Court ordered another mediation proceeding to be held prior to the claims construction hearing. The Court also reset the ‘746 Litigation claims construction hearing date for November 9, 2006 and the trial date for May 14, 2007 in the Tyler Division of the United States District Court for the Eastern District of Texas.

Since July 2005, Forgent has dismissed six defendants from the lawsuit since they had no operational role with respect to infringement: Cox Communications, Inc.; DIRECTV Group, Inc.; DIRECTV Enterprises, LLC; DIRECTV Operations, LLC; EchoStar Communications Corporation; and EchoStar DBS Corporation. No settlements accompanied these dismissals.

Forgent continues to monitor the progress of the ‘746 Litigation. Resolution of this matter could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of April 30, 2006 and July 31, 2005, and for the three and nine months ended April 30, 2006 and 2005, should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements.

Forgent has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties, including:

•	timing of intellectual property license agreements and related recording of licensing revenues;
•	results of the claims construction hearing for the ‘672 Litigation;
•	resolution of the USPTO’s re-examination of the ‘672 patent;
•	resolution of the FTC’s non-public investigation;
•	timing and costs related to the Company’s patent litigation;
•	market demand for the Company’s software products and services;
•	timing of customers’ budget cycles;
•	timing of customer orders and deployment of Forgent’s software products and services;
•	the mix of software license and services revenue;
•	seasonal fluctuations in capital spending;
•	changes in the rapidly evolving market for web-based applications;
•	management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;
•	timing and costs related to possible acquisitions of technology or businesses;
•	costs of attracting, retaining and training skilled personnel;
•	management’s ability to manage future growth; and
•	general economic climate.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2006	2005	2006	2005

Intellectual property licensing revenues	75%	58%	82%	84%
Software and services revenues	25	42	18	16
Gross margin	46	(10)	44	32
Selling, general and administrative	101	351	73	113
Research and development	6	7	4	3
Total operating expenses	107	359	78	116
Other income, net	5	10	3	3
Income (loss) from continuing operations	(56)	(359)	(31)	(81)
Income (loss) from discontinued operations	--	(13)	--	40
Net income (loss)	(56%)	(372%)	(31%)	(41%)

THREE AND NINE MONTHS ENDED APRIL 30, 2006 AND 2005

Revenues

Revenues for the three months ended April 30, 2006 were $2.5 million, an increase of $1.3 million, or 120%, from the $1.2 million reported for the three months ended April 30, 2005. Revenues for the nine months ended April 30, 2006 were $10.5 million, an increase of $1.5 million, or 17%, from the $9.0 million reported for the nine months ended April 30, 2005. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties and settlements received from licensing the Company's intellectual property as well as sales of Forgent's NetSimplicity software, installation and training and software maintenance services. Consolidated revenues do not include any revenues from Forgent's discontinued ALLIANCE operations, which provided conferencing and scheduling software and maintenance, installation, training and network consulting.

Intellectual Property Licensing Business

Intellectual property licensing revenues increased by $1.2 million, or 184%, to $1.9 million for the three months ended April 30, 2006 from $0.7 million for the three months ended April 30, 2005. Intellectual property licensing revenues increased by $1.0 million, or 13%, to $8.6 million for the nine months ended April 30, 2006 from $7.6 million for the nine months ended April 30, 2005. Intellectual property licensing revenues as a percentage of total revenues were 75% and 58% for the three months ended April 30, 2006 and 2005, respectively. Intellectual property licensing revenues as a percentage of total revenues were 82% and 84% for the nine months ended April 30, 2006 and 2005, respectively. Forgent’s licensing revenues relate to one-time intellectual property license agreements with companies for Forgent's data compression technology embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts, which is utilized in several types of products including many digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras, rendering devices and other technologies. Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garner royalties. Forgent’s licensing revenues include royalties received from the MPEG-2 consortium. The Company is also seeking to license its U.S. Patent No. 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording, although no licensing revenues have been achieved as of April 30, 2006.

As of April 30, 2006, Forgent has achieved approximately $110.2 million in aggregate revenues generated from one-time license agreements with international consumer and commercial electronics firms in multiple countries, including the United States. Licensing of the ‘672 patent is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”). These one-time license agreements generated approximately 95% and 96% of the intellectual property segment’s licensing revenues for the three and nine months ended April 30, 2006, respectively, and approximately 90% and 96% of the intellectual property segment’s licensing revenues for the three and nine months ended April 30, 2005, respectively. The timing of signing license agreements and the variable amount of each license fee has been and continues to be uncertain. Therefore, the $1.2 million increase in licensing revenues during the three months ended April 30, 2006, as well as the $1.0 million increase in licensing revenues during the nine months ended April 30, 2006, are due to the change in the number of license agreements signed related to the ‘672 patent as well as the amount of each license fee received during these periods. Although, the Company does not anticipate any additional licensing revenue from companies that have previously signed license agreements, Forgent will continue to seek new licenses from its ‘672 patent as well as its ‘746 patent.

Forgent is currently in legal proceedings with multiple companies in the United States District Court for the Northern District of California regarding the infringement of its ‘672 patent (the “ ‘672 Litigation”). During the three months ended April 30, 2006, Forgent settled and signed a license agreement with one of the defendants in the ‘672 Litigation. As of April 30, 2006, 14 of the defendants in the ‘672 Litigation have settled with Forgent and signed license agreements. The Company is currently awaiting the results of the claims construction hearing for the ‘672 Litigation.

On November 16, 2005, the United States Patent and Trademark Office (the “USPTO”) received a petition to re-examine the ‘672 patent. In January 2006, the USPTO granted the petition and subsequently issued its first office action on May 25, 2006. This first action, which is not the final conclusion of the re-examination, confirmed 27 of the 46 claims in the ‘672 patent. Forgent has 60 days to respond to this first office action. The re-examination process is an extended process and Forgent will work directly with the USPTO to vigorously defend all of the claims, including those that were not initially upheld in the first office action. If the USPTO examiner ultimately rejects the claims, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary. Additionally, the ‘672 Litigation could be stayed, pending the results of the USPTO’s re-examination; however, no such stay has been initiated.

Presently, the final results of the claims construction hearing and the USPTO re-examination are uncertain. Any negative results would reduce the Company’s ability to negotiate settlements with defendants and new licenses with other companies, which would materially and adversely affect Forgent’s licensing revenues. The ultimate rejection of significant claims could have material and adverse consequences for Forgent.

Additionally, the ‘672 patent, which has generated all of the intellectual property licensing revenues to date, expires in October 2006 in the United States and its foreign counterparts expire in September 2007. Upon expiration of the ‘672 patent, no additional damages will accrue but the Company’s ability to recover for past damages will not immediately be affected. Ultimately, the Company’s ability to recover for past damages will be limited by any applicable statute of limitations. Also, upon expiration of the ‘672 patent, Forgent will cease receiving royalties from the MPEG-2 consortium.

Forgent is also currently in legal proceedings with several companies for the infringement of its ‘746 patent (the “ ‘746 Litigation”). In April 2006, Forgent participated in a court-ordered mediation with the defendants. In May 2006, the Court ordered another mediation proceeding to be held prior to the claims construction hearing. The Court also reset the ‘746 Litigation claims construction hearing date for November 9, 2006 and the trial date for May 14, 2007 in the Tyler Division of the United States District Court for the Eastern District of Texas. See Part II, Item 1 “Legal Proceedings” for more detail.

Although there continues to be uncertainties and risks related to the Company’s Patent Licensing Program, management anticipates generating revenues from its intellectual property licensing segment during the remainder of fiscal year 2006 and during fiscal year 2007. However, Forgent's Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with pursuit of the licensing program and other risks that could adversely affect the Company.

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

Software and Services Business

Software and services revenues increased by $0.1 million, or 33%, to $0.6 million for the three months ended April 30, 2006 from $0.5 million for the three months ended April 30, 2005. Software and professional services revenues increased by $0.5 million, or 37%, to $1.9 million for the nine months ended April 30, 2006 from $1.4 million for the nine months ended April 30, 2005. Software and services revenues as a percentage of total revenues were 25% and 42% for the three months ended April 30, 2006 and 2005, respectively. Software and services revenues as a percentage of total revenues were 18% and 16% for the nine months ended April 30, 2006 and 2005, respectively. Revenues from this line of business include sales of Forgent's NetSimplicity scheduling and asset management software. The NetSimplicity software includes Meeting Room Manager (“MRM”), Visual Asset Manager (“VAM”) and Resource Scheduler. Also included in this segment’s revenues are software maintenance and professional services, such as add-on software customization, installation and training.

During the three and nine months ended April 30, 2006, Forgent’s NetSimplicity software revenues increased 13% and 15%, respectively, due to additional sales efforts and a reallocation of marketing program dollars in order to create more sales leads and optimize demand generation. The growth in software revenue and the renewals of maintenance and support contracts led to increased sales of maintenance and support contracts. Additionally, Forgent continued to provide more professional services and training in fiscal 2006. The additional software maintenance and professional services increased services revenues by $0.1 million and $0.3 million for the three and nine months ended April 30, 2006, respectively. Management believes that its software and services business is a growth business and will continue to actively pursue growing revenues from this segment.

Gross Margin

Gross margin for the three months ended April 30, 2006 was $1.2 million, an increase of $1.3 million from the ($0.1) million reported for the three months ended April 30, 2005. Gross margin for the nine months ended April 30, 2006 was $4.6 million, an increase of $1.7 million, or 61%, from the $2.9 million reported for the nine months ended April 30, 2005. Gross margin as a percentage of total revenues were 46% and (10%) for the three months ended April 30, 2006 and 2005, respectively. Gross margin as a percentage of total revenues were 44% and 32% for the nine months ended April 30, 2006 and 2005, respectively.

The cost of sales from the intellectual property licensing business relates to the legal fees incurred on successfully achieving licensing revenues as well as legal expenses incurred from legal counsel’s time in connection with the Company’s Patent Licensing Program. In October 2004, Forgent terminated Jenkens & Gilchrist (“Jenkens”) and entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in its Patent Licensing Program. During fiscal 2005, Forgent’s cost of sales from the intellectual property licensing business included 50% of the licensing revenues received on signed agreements and paid to Jenkens and 50% of Godwin’s standard hourly rate for time incurred. In October 2005, Forgent terminated Gruber and engaged Susman Godfrey, LLP (“Susman”) to lead its ‘672 Litigation. Under the agreement with Susman, Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent reached $6.0 million in gross recoveries received on or after October 27, 2004, and a fixed monthly fee of $0.1 million for time incurred. During second fiscal quarter of 2006, Forgent reached $6.0 million in gross recoveries received since October 27, 2004. Since reaching this milestone, Forgent is now obligated to pay Jenkens only 10% of licensing revenues. The combination of the increased licensing revenues generated, the decrease in legal expenses for legal counsel’s time incurred and the change in contingency fees incurred during the three and nine months ended April 30, 2006, as compared to the three and nine months ended April 30, 2005, accounts for 81% and 64% of the increases in total gross margin, respectively. To date, all of the Company’s licensing revenue has been generated by the '672 patent. The U.S. '672 patent expires in October 2006 and the foreign counterparts expire in September 2007. When the '672 patents expire, licensing revenues may decline unless alternative sources are found. If licensing revenues decline, total gross margins may be adversely affected. Based on the Company’s current agreements with legal counsel, management anticipates higher gross margins for the Company since it has ceased paying Jenkens a 50% contingent fee.

The cost of sales associated with the software and services business is relatively fixed and results primarily from the amortization of the Company’s purchased software development costs and intangible assets. Cost of sales for the software segment decreased during the three and nine months ended April 30, 2006 due to decreases in amortization expenses of the intangible assets, which were fully amortized during the 2005 fiscal periods. The combination of an increase in software revenues and a decrease in cost of sales during the three months ended April 30, 2006 resulted in a 67% gross margin for the software segment, as compared to a 40% gross margin during the three months ended April 30, 2005. Similarly, gross margin for the software segment during the nine months ended April 30, 2006 was 69%, compared to a 49% gross margin during the nine months ended April 30, 2005. The increases in gross margin from the software segment account for 19% and 36% of the increases in total gross margin during the three and nine months ended April 30, 2006, respectively. Since revenues generated from the software and services business directly affect gross margins, management expects gross margins from the software and services business to improve as Forgent generates more business from this segment and as the Company fully amortizes the purchased software development costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2006 were $2.5 million, a decrease of $1.5 million, or 37%, from the $4.0 million reported for the three months ended April 30, 2005. SG&A expenses for the nine months ended April 30, 2006 were $7.7 million, a decrease of $2.5 million, or 24%, from the $10.2 million reported for the nine months ended April 30, 2005. SG&A expenses as a percentage of total revenues were 101% and 351% for the three months ended April 30, 2006 and 2005, respectively. SG&A expenses as a percentage of total revenues were 73% and 113% for the nine months ended April 30, 2006 and 2005, respectively.

During fiscal 2005, Forgent incurred significant legal expenses as the Company responded to an inquiry with the Federal Trade Commission (“FTC”) and successfully defended its position in a lawsuit with a former director’s estate. Also, Forgent incurred more legal expenses related to the ‘672 patent during fiscal 2005 than during fiscal 2006 due to significant document production expenses, which are usually incurred during the early phases of a litigation case, and due to the different litigation and licensing approach under Godwin in fiscal 2005 as compared to the approach under Susman in fiscal 2006. Forgent initiated the ‘746 Litigation in July 2005 and incurred increased legal expenses in pursuit of this case during fiscal 2006.

The $1.5 million decrease in SG&A expenses during the three months ended April 30, 2006, as compared to the three months ended April 30, 2005, is due primarily to (1) a $0.7 million decrease in legal expenses related to the ‘672 patent, (2) a $0.6 million decrease in legal expenses related to the FTC inquiry and (3) a $0.4 million decrease in legal expenses related to the lawsuit with a former director’s estate. These decreases were offset by a $0.3 million increase in legal expenses related to the ‘746 patent. Similarly, the $2.5 million decrease in SG&A expenses during the nine months ended April 30, 2006, as compared to the nine months ended April 30, 2005, is due primarily to (1) a $1.7 million decrease in legal expenses related to the ‘672 patent, including $1.2 million in one-time expenses incurred during the second fiscal quarter of 2005 related to the termination of Jenkens, (2) a $0.5 million decrease in legal expenses related to the FTC inquiry and (3) a $0.5 million decrease in legal expenses related to the lawsuit with a former director’s estate. These decreases were offset by a $0.4 million increase in legal expenses related to the ‘746 patent.

As Forgent continues to pursue licensing and litigating the ‘672 patent and the ‘746 patent, significant legal fees and consulting expenses will continue to be incurred and may actually increase. However, management believes the Company has the necessary financial resources to support all of its current and upcoming licensing and litigation efforts. Management also continues to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company. In future periods, management expects its corporate SG&A expenses to fluctuate as legal fees and consulting expenses are incurred during the various litigation milestones.

Research and Development

Research and development (“R&D”) expenses for the three months ended April 30, 2006 were $0.2 million, an increase of $0.1 million, or 94%, from the $0.1 million reported for the three months ended April 30, 2005. R&D expenses for the nine months ended April 30, 2006 were $0.4 million, an increase of $0.2 million, or 92%, from the $0.2 million reported for the nine months ended April 30, 2005. R&D expenses as a percentage of total revenues were 6% and 7% for the three months ended April 30, 2006 and 2005, respectively. R&D expenses as a percentage of total revenues were 4% and 3% for the nine months ended April 30, 2006 and 2005, respectively.

The $0.1 million and $0.2 million increases in R&D expenses during the three and nine months ended April 30, 2006 are due primarily to increases in compensation expenses resulting from shifting of resources between the NetSimplicity’s sales and R&D teams in fiscal 2006. During the three months ended April 30, 2006, Forgent continued developing its MRM and VAM products and focused on developing its next major release of MRM, version 7.0, which the Company expects to release in June 2006. Management anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

(Loss) Income from Discontinued Operations

Loss from discontinued operations for the three months ended April 30, 2005 was $0.1 million. Income from discontinued operations for the nine months ended April 30, 2005 was $3.7 million. Loss from discontinued operations as a percentage of total revenues was 13% for the three months ended April 30, 2005. Income from discontinued operations as a percentage of total revenues was 40% for the nine months ended April 30, 2005.

During the second fiscal quarter of 2005, Forgent sold certain patents and other intellectual property and documentation, including its ALLIANCE software suite, to Tandberg Telecom AS. As a result of this sale, Forgent recorded a $3.3 million gain, net of expenses, for the nine months ended April 30, 2005. Additionally, the Company recorded $1.0 million in income during the second fiscal quarter of 2005. The income represents the final cash payment received from Gores Technology Group ("Gores") in January 2005 for indemnity claims held in escrow related to the sale of Forgent’s videoconferencing hardware services business. No indemnity claims were paid pursuant to the sales agreement with Gores. The $3.3 million gain and $1.0 income were offset by $0.6 million in losses from the ALLIANCE operations during the nine months ended April 30, 2005. The ALLIANCE operations incurred $0.1 million in losses during the three months ended April 30, 2005. During the fourth fiscal quarter of 2005, Forgent discontinued its ALLIANCE operations. The Company did not conduct any business from this business line during the nine months ended April 30, 2006.

Net (Loss) Income

Forgent realized a net loss of $1.4 million, or $0.06 per share, during the three months ended April 30, 2006 compared to a net loss of $4.3 million, or $0.17 per share, during the three months ended April 30, 2005. Forgent realized a net loss of $3.3 million, or $0.13 per share, during the nine months ended April 30, 2006 compared to a net loss of $3.7 million, or $0.15 per share, during the nine months ended April 30, 2005. Net loss as a percentage of total revenues were 56% and 372% for the three months ended April 30, 2006 and 2005, respectively. Net loss as a percentage of total revenues were 31% and 41% for the nine months ended April 30, 2006 and 2005, respectively. The $2.9 million increase in the Company’s net income during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 is primarily attributable to the $1.3 million increase in gross margin and the $1.5 million decrease in SG&A expenses during the third fiscal quarter of 2006. The $0.4 million decrease in the Company’s net loss during the nine months ended April 30, 2006 as compared to the nine months ended April 30, 2005 is primarily attributable to the $1.8 million increase in gross margin and the $2.5 million decrease in SG&A expenses, which is offset by a $3.7 million decrease in income from discontinued operations during fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 2006, Forgent had working capital of $11.2 million, including $14.6 million in cash and cash equivalents. Cash used in operating activities was $2.9 million for the nine months ended April 30, 2006 due primarily to a $3.3 million net loss, which was offset by $0.5 million in non-cash depreciation and amortization expenses. Cash used in operating activities was $5.3 million for the nine months ended April 30, 2005 due primarily to a $7.4 million net loss, which was offset by $0.7 million in non-cash depreciation and amortization expenses and a $1.4 million increase in accounts payable and accrued expenses. During the nine months ended April 30, 2006, Forgent collected $8.3 million in cash receipts from its licensing program. Management plans to continue utilizing these cash receipts for its Patent Licensing Program, especially due to anticipated expenditures related to the ‘672 Litigation and the ‘746 Litigation, and to support its software operations. Although Forgent’s average days sales outstanding was 26 for the third fiscal quarter of 2006, an increase from the 21 days for the second fiscal quarter of 2006, less than 4% of the Company’s trade receivables were aged out past 60 days as of April 30, 2006.

Cash provided by investing activities was $1.4 million for the nine months ended April 30, 2006 due primarily to $1.5 million in net sales of short-term investments. Similarly, cash provided by investing activities was $1.1 million for the nine months ended April 30, 2005 due primarily to $1.0 million in net sales of short-term investments. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio. The Company’s current operations are not capital intensive and Forgent purchased minimal fixed assets during the nine months ended April 30, 2006. Approximately half of the purchases during fiscal year 2006 were for subtenant improvements as the Company subleased its vacated office space. Management does not anticipate any significant purchases of fixed assets during the rest of fiscal 2006.

The Company leased office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance. Additionally, the Company used the proceeds from its loans from Silicon Valley Bank to purchase equipment and fund operations. Any additional loans from Silicon Valley Bank will bear interest at prime plus 0.75% and require monthly installments over a three-year term. Forgent may periodically make other commitments and thus become subject to other contractual obligations. Forgent’s future minimum lease payments under all operating leases and payments on its notes payable as of April 30, 2006 are as follows:

	Payments Due By Period
	(in thousands)

	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$23,614	$3,583	$6,920	$6,801	$6,310
Notes payable obligations	702	387	315	--	--
Total	$24,316	$3,970	$7,235	$6,801	$6,310

Approximately 98.1% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas. Additionally, Forgent had a $1.2 million liability related to impairment charges for the economic value of the lost sublease rental income for its Wild Basin property. As of April 30, 2006, Forgent had $3.5 million in future minimum lease payments receivable under non-cancelable sublease arrangements. Forgent will continue to sublease any vacated office space through the end of the Company’s lease terms.

Cash provided by financing activities was $0.2 million for the nine months ended April 30, 2006 due primarily to $0.2 million in proceeds received from the issuance of stock. Similarly, cash provided by financing activities was $49 thousand for the nine months ended April 30, 2005 due primarily to $0.1 million in proceeds received from the issuance of stock. Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the nine months ended April 30, 2006. During the nine months ended April 30, 2005, 36,200 shares were repurchased. As of April 30, 2006, Forgent had repurchased 1,790,401 shares and had the approval to repurchase approximately 1.2 million additional shares. Management will periodically assess repurchasing additional shares in the future, depending on the Company’s cash position, market conditions and other factors.

As of April 30, 2006, Forgent’s principal source of liquidity consisted of approximately $14.6 million in cash and cash equivalents. Management currently plans to utilize its cash balances as necessary to focus on the litigation efforts, continue licensing its intellectual property and fund its software operations. Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under "Risk Factors." Additionally, there remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company's business demands may lead to cash utilization at levels greater than recently experienced due to the litigations, increased legal expense levels and other factors. While management believes that the Company has sufficient capital and liquidity to pursue its licensing and litigation efforts, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future. However, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

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

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company's technologies embodied in the ‘672 patent and its foreign counterparts as well as in the ‘746 patent. Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and collection has been deemed probable. Related costs are recorded as cost of sales. The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred for legal counsel’s time.

Software and service revenue consists of software license and service fees. Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, training and installation. The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. During the nine months ended April 30, 2006, VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately. During the nine months ended April 30, 2005, VSOE of fair value for maintenance was based upon the renewal rate specified in each contract; VSOE of fair value for training and installation services was based on the prices charged for these services when sold separately; and VSOE of fair value for the software element was not available and thus, software revenue was recognized under the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element (software element). The establishment of VSOE of fair value for the software element during the nine months ended April 30, 2006 did not have a material impact on the Company’s consolidated financial statements. Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year). Revenue allocated to installation and training is recognized upon completion of these services. The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves. For instances in which VSOE cannot be determined for undelivered elements, and these undelivered elements do not provide significant customization or modification of its software product, Forgent recognizes the entire contract amount ratably over the period during which the services are expected to be performed.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. No changes were made in the Company’s internal controls over financial reporting during the quarter ended April 30, 2006, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are expected to have a material adverse effect on the Company.

Litigation of United States Patent No. 4,698,672 (JPEG)

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Incorporated (“CLI”), initiated litigation against multiple companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought. The original defendants included Agfa Corporation; Apple Computer, Incorporated; AudioVox Corporation; AudioVox Electronics Corporation; Axis Communications, Incorporated; BancTec, Inc.; Canon USA; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Mitsubishi Digital Electronics American, Incorporated; Oce’ North America, Incorporated; PalmOne, Inc.; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; ScanSoft, Inc.; Thomson S.A.; TiVo Inc.; Toshiba Corporation; Xerox Corporation; Yahoo! Inc.; Acer America Corporation; Adobe Systems Incorporated; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Concord Camera Corporation; Creative Labs, Incorporated; Creo, Inc.; Creo Americas, Inc.; Google Inc.; Kyocera Wireless Corporation; Onkyo Corporation; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Sun Microsystems Inc.; and Veo Inc. Also included in the ‘672 Litigation is Microsoft Corporation. Forgent has since settled with defendants Adobe Systems, Inc.; AudioVox Corporation; Axis Communications, Incorporated; BenQ America Corporation; Color Dreams, Inc.; JASC Software; Google Inc.; Macromedia, Inc.; ScanSoft, Inc.; Oce’ North America, Incorporated; Onkyo Corporation; Riverdeep, Incorporated; Xerox Corporation and Yahoo! Inc.

On November 16, 2005, the Public Patent Foundation filed a petition with the United States Patent and Trademark Office (the “USPTO”) to re-examine the ‘672 patent. In January 2006, the USPTO granted the Public Patent Foundation’s petition to re-examine the ‘672 patent and issued its first office action on May 25, 2006. This first action, which is not the final conclusion of the re-examination, confirmed 27 of the 46 claims in the ‘672 patent. Forgent has 60 days to respond to this first office action. The re-examination process is an extended process and Forgent will work directly with the USPTO to vigorously defend all of the claims, including those that were not initially upheld in the first office action.

On March 9, 2006, Forgent and the defendants in the ‘672 Litigation appeared before the United States District Court for the Northern District of California at a claims construction hearing. The Company is currently awaiting the results of this hearing. However, the results are not yet known.

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

Litigation of United States Patent No. 6,285,746 (DVR)

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought. The defendants are Cable One, Inc., a subsidiary of the Washington Post Company; Charter Communications, Inc.; Comcast Corporation; Cox Communications, Inc., a subsidiary of Cox Enterprises, Inc.; EchoStar Communications Corporation; The DIRECTV Group, Inc.; Time Warner Inc.; and their respective subsidiaries. The ‘746 litigation has since been moved to the United States District Court for the Eastern District of Texas, Tyler Division.

On September 19, 2005, Scientific-Atlanta Inc. and Motorola Inc. filed a declaratory judgment against Forgent in the United States District Court for the Eastern District of Texas, Tyler Division, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid. During a hearing on November 8, 2005, the Court ordered this case to be transferred to the Marshall Division and consolidated with Forgent Networks, Inc. v. EchoStar Communications Corporation, et al. .

On January 3, 2006, Diego, Inc. filed a motion to intervene as a declaratory judgment plaintiff after learning that their products were accused of infringing the ‘746 patent in the midst of the ongoing ‘746 Litigation. On January 4, 2006, the Court granted Diego Inc.’s motion.

In April 2006, Forgent participated in a court-ordered mediation with the defendants. In May 2006, the Court ordered another mediation proceeding to be held prior to the claims construction hearing. The Court also reset the ‘746 Litigation claims construction hearing date for November 9, 2006 and the trial date for May 14, 2007 in the Tyler Division of the United States District Court for the Eastern District of Texas.

Since July 2005, Forgent has dismissed six defendants from the lawsuit since they had no operational role with respect to infringement: Cox Communications, Inc.; DIRECTV Group, Inc.; DIRECTV Enterprises, LLC; DIRECTV Operations, LLC; EchoStar Communications Corporation; and EchoStar DBS Corporation. No settlements accompanied these dismissals.

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
To date, all of the Company’s intellectual property licensing revenue has been derived from the '672 patent. The U.S. '672 patent expires in October 2006 and its foreign counterparts expire in September 2007. Upon expiration of the ‘672 patent, no additional damages will accrue but the Company’s ability to recover for past damages will not immediately be affected. Ultimately, the Company’s ability to recover for past damages will be limited by any applicable statute of limitations. Also, upon expiration of the ‘672 patent, Forgent will cease receiving royalties from the MPEG-2 consortium. Therefore, revenues from this patent are finite and, if such revenues are not replaced, net income and the market price of Forgent’s common stock will decline following the expiration of the '672 patent or the resolution of the '672 Litigation.

Forgent’s ‘672 patent is currently being re-examined by the United States Patent and Trademark Office and the Federal Trade Commission is conducting a non-public inquiry into the Company’s Patent Licensing Program. Any negative results from the re-examination or the inquiry would reduce the Company’s ability to generate licensing revenues.
See Part II, Item 1 “Legal Proceedings” for information regarding the United States Patent and Trademark Office’s (“USPTO”) re-examination of the ‘672 patent and the Federal Trade Commission’s (“FTC”) non-public inquiry associated with the Company’s Patent Licensing Program. This re-examination and inquiry can cause Forgent to incur significant legal expenses to defend its ‘672 patent and licensing program. Additionally, if the USPTO certain claims of the ‘672 patent, the Company’s licensing abilities would be affected, which could result in significantly decreased licensing revenues. If the FTC proceeds with its inquiry and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s ‘672 patent licensing process. Any successful challenge to the licensing process would reduce the Company’s ability to negotiate settlements with defendants and new licenses with other companies, which would materially and adversely affect Forgent’s licensing revenues.

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
In the past, Forgent’s revenues and operating results have varied significantly from quarter to quarter. Additionally, management expects that revenues and operating results will continue to fluctuate significantly from quarter to quarter. These fluctuations may lead to reduced prices for the Company’s common stock. Several factors may cause the quarterly results to fluctuate, including:

•	timing of intellectual property license agreements and related recording of licensing revenues;

•	results of the claims construction hearing for the ‘672 Litigation;

•	resolution of the USPTO’s re-examination of the ‘672 patent;

•	resolution of the FTC’s non-public investigation;

•	timing and costs related to the Company’s patent litigation;

•	market demand for the Company’s software products and services;

•	timing of customers’ budget cycles;

•	timing of customer orders and deployment of Forgent’s software products and services;

•	the mix of software license and services revenue;

•	seasonal fluctuations in capital spending;

•	changes in the rapidly evolving market for web-based applications;

•	management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•	timing and costs related to possible acquisitions of technology or businesses;

•	costs of attracting, retaining and training skilled personnel;

•	management’s ability to manage future growth; and

•	general economic climate.

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
As a result of assessing, implementing and complying with proposed and enacted changes in the laws and regulations affecting public companies, including but not limited to, the Sarbanes-Oxley Act of 2002, management anticipates increased accounting, audit and legal fees, as well as increased costs for certain types of insurance. Additionally, the new and proposed rules could also make it more difficult for Forgent to retain qualified individuals to serve on its Board of Directors. Although management continually monitors and evaluates developments with respect to these new and proposed laws and regulations, management cannot estimate the amount of the additional costs the Company may incur or the timing of such costs at this time. However, such increased costs could materially affect Forgent’s results of operations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2006, an annual meeting of the stockholders was held in Austin, Texas, whereby the stockholders voted on the following proposals:

1.    Proposal to elect six directors to the board of directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders approved the proposal by the following vote:

Nominees	For	Withheld
Richard N. Snyder	23,194,741	1,127,715
Richard J. Agnich	23,204,797	1,117,659
Kathleen A. Cote	23,106,221	1,216,235
Lou Mazzucchelli	23,190,379	1,132,077
Ray R. Miles	23,206,730	1,115,726
James H. Wells	23,227,069	1,095,387

2.    Proposal to ratify the board of directors appointment of Ernst & Young LLP, independent accountants, as the Company’s independent auditors for the year ending July 31, 2006. The stockholders approved the proposal by the following vote:

For	Against	Abstain
24,124,501	164,947	33,008

3.    Proposal to amend the Company’s 1998 Restricted Stock Plan. The stockholders approved the proposal by the following vote:

For	Against	Abstain	Broker Non-Votes
5,282,435	1,251,017	32,094	17,756,910

4.  Proposal to transact such other business as may properly come before the meeting or any adjournment thereof. The stockholders approved the proposal by the following vote:

For	Against	Abstain
21,935,892	2,227,015	159,548

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

10.33	Legal Services Fee Agreement, effective April 14, 2006, by and among Forgent Networks, Inc., Hagans, Bobb & Burdine, P.C. and Bracewell & Giuliani, L.L.P.

10.34	Amended Restricted Stock Plan, effective May 23, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

Date: June 14, 2006	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder Chief Executive Officer

Date: June 14, 2006	By:	/s/ JAY C. PETERSON
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

10.33	Legal Services Fee Agreement, effective April 14, 2006, by and among Forgent Networks, Inc., Hagans, Bobb & Burdine, P.C. and Bracewell & Giuliani, L.L.P.

10.34	Amended Restricted Stock Plan, effective May 23, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.