Form 10-K
period 2006-07-31
FORGENT NETWORKS  INC
filed 2006-10-30
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-20008

FORGENT NETWORKS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 Wild Basin Road
Austin, Texas	78746
(Address of Principal Executive Offices)	(Zip Code)

(512) 437-2700

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐     No  ☒

The aggregate market value of the 23,362,681 shares of the registrant’s Common Stock held by nonaffiliates on January 31, 2006 was approximately $61,443,851. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 27, 2006 there were 25,418,424 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

PART I

ITEM 1.          BUSINESS

GENERAL

Forgent Networks, Inc. (“Forgent” or “Company”) is a licensor of intellectual property and a provider of scheduling and asset management software solutions that enable organizations to schedule and manage their office environment.  Forgent has historically generated a significant majority of its revenues and cash flow from the licensing of its patent portfolio on a worldwide basis.

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

On August 11, 2006, Forgent received a NASDAQ deficiency letter indicating that for 30 consecutive days, the per-share price of the Company’s common stock closed below the minimum $1.00 per-share requirement and therefore, its common stock is subject to potential delisting from the NASDAQ Global Market pursuant to Rule 4450(a)(5). The Company was provided 180 calendar days, or until February 7, 2007, to regain compliance by maintaining a bid price of at least $1.00 for 10 consecutive trading days. Forgent is working to regain compliance through improving operating results and if necessary, may consider undergoing a reverse stock split in order to re-establish the minimum per share stock price or moving to the NASDAQ Capital Market in order to gain an additional 180 days within which to attain the minimum per share stock price.

The Company has two main business segments - intellectual property licensing and scheduling and asset management software and services.   Additional segment information is contained elsewhere in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company” and the segment footnote in the accompanying financial statements.

Forgent’s intellectual property licensing business is derived from the Company’s Patent Licensing Program, which has been focused on generating licensing revenues related to the Company’s data compression technology embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts and is conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc.  The Company’s aggregate intellectual property licensing revenues, which were generated by the licensing of these patents, totaled over $113.6 million from the inception of the licensing program through July 31, 2006.

In June 2006, the Company received the claims construction ruling related to the litigation of its ‘672 patent.  The ruling favored the majority of the defendants’ claims construction.  Specifically, the Court ruled the claims to be limited to video. As a result of the unfavorable claims construction ruling, Forgent pursued settlement negotiations with the remaining defendants. On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.  Going forward, the Company believes its ability to garner additional licensing revenues from non-defendants related to the ‘672 patent is substantially concluded.

Forgent is also seeking to generate licensing revenues from its U.S. Patent No. 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording.  Other patents are currently being investigated for additional opportunities, including the sale of some or all of the Company’s remaining patents (other than the ‘746 patent and related patents).

In October 2003, Forgent acquired software products from Network Simplicity Software Inc. and developed these products into the Company’s NetSimplicity software product line, which is currently sold through the Company’s web and telesales business model.  NetSimplicity’s flagship product, Meeting Room Manager (“MRM”), automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.  In addition to MRM, Forgent also develops and markets Visual Asset Manager (“VAM”), an asset tracking and management tool for fixed, mobile and IT assets.

CORPORATE STRATEGY

Forgent’s success has been largely dependent on its ability to license and commercialize its intellectual property.  To date, all of Forgent’s licensing revenues and a significant majority of the Company’s total revenues were generated by the ‘672 patent.  With the settlement of the ‘672 Litigation, management believes the Company has substantially exhausted this revenue source.  Therefore, Forgent’s strategy for the future is currently in transition.

Forgent plans to continue its current licensing and litigation efforts related to the ‘746 patent.  Forgent is also currently investigating other patents for additional opportunities, including the sale of some or all of its remaining patents, except for the ‘746 patent and related patents.  Additionally, the Company has experienced growth in its NetSimplicity software business and management believes this business could be the foundation for Forgent’s future business.  Forgent plans to modestly increase its investment in the NetSimplicity business in order to accelerate the growth in its software segment.

Management anticipates its current plan for the intellectual property licensing and software segments will generate additional revenues for the Company.  Additionally, the Company’s board of directors has been reviewing various strategic options to grow the Company and return shareholder value.  However, uncertainties and challenges remain and there can be no assurances that Forgent’s current plans or its future strategy will be successful.

INTELLECTUAL PROPERTY LICENSING BUSINESS

Patent Licensing Program

The Company expends significant efforts and expenses identifying potential licensees and negotiating license agreements.  During the negotiations, the Company typically seeks consideration for sales made prior to the effective date of the license agreement as well as a license fee or royalties for future sales. Additionally, most of Forgent’s license agreements to date are fully paid upon signing and do not require further payments.

Forgent recognizes intellectual property licensing revenues and the related cost of sales in the period the license agreements are signed.  The cost of sales from the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements as well as legal fees incurred based upon legal counsel’s time.

Forgent has identified another patent, the ‘746 patent, from which management anticipates to garner licensing revenues.  The ‘746 patent relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording.  A variety of products that record audio-video programming content use this technology, including cable television and satellite television set-top-boxes with digital video recording functionality.  The Company developed and patented this technology and the ‘746 patent expires in May 2011.

In addition to the current litigation discussed in the following “Litigation” section, Forgent will continue to pursue license agreements with targeted companies, whether or not named in the litigation.  Although management anticipates signing more patent license agreements with other companies from various industries, there can be no assurance that additional licenses can be obtained or, if obtained, that any new license agreements will be on similar or favorable terms. Additionally, the timing of signing the license agreements and the timing of the litigation results continue to pose forecasting challenges, which inevitably causes peaks and valleys in the Company’s performance.

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

Litigation

Forgent initiated litigation in 2004 against multiple companies for the infringement of its ‘672 patent (the “ ‘672 Litigation”).  Several defendants in the ‘672 Litigation sued Forgent, claiming, among other assertions, that their products do not infringe Forgent’s patent and that the patent is invalid.  In October 2005, Forgent engaged Susman Godfrey, LLP to serve as lead counsel in its ‘672 Litigation.  As of July 31, 2006, Forgent had settled with 15 of the defendants in the ‘672 Litigation.  In June 2006, the Company received an unfavorable claims construction ruling, which favored the majority of the defendants’ claims construction.  Specifically, the Court ruled the claims to be limited to video. As a result of the unfavorable claims construction ruling, Forgent pursued settlement negotiations with the remaining defendants. On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.  Going forward, the Company believes its ability to garner additional licensing revenues from non-defendants related to the ‘672 patent is substantially concluded.

In July 2005, Forgent initiated litigation against 15 companies for the infringement of its ‘746 patent (the “ ‘746 Litigation”).  Forgent has since dismissed six defendants from the lawsuit since they had no operational role with respect to infringement.  No settlements accompanied these dismissals and there have been no other settlements to date in this litigation.   Since the initial litigation, three other defendants have been included in the ‘746 Litigation.  In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the ‘746 Litigation.  Hagans and Bracewell replaced Godwin Pappas Langley Ronquillo, LLP and Hagans will serve as lead counsel on the ‘746 Litigation. During fiscal year 2006, Forgent participated in two court-ordered mediations with the remaining defendants.  On October 2, 2006, the United States Patent and Trademark Office (“USPTO”) granted a petition to re-examine the ‘746 patent.  Forgent anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent.  Despite the USPTO’s recent decision to re-examine the ‘746 patent, Forgent will continue pursuing the ‘746 litigation in the United States District Court for the Eastern District of Texas, Tyler Division and anticipates that it will continue to incur significant litigation costs related to the ‘746 Litigation.  There can be no assurances that the Company will be able to recover these costs.

Other Patents and Trademarks

The Company has registered with the U.S. Patent and Trademark Office the “Forgent” trademark under its current business practices in the United States.  Forgent has designed, developed and acquired innovative technologies, which the Company has sought to commercialize.  The U.S. Patent and Trademark Office and foreign patent offices have issued the Company several dozen patents related to data compression, scheduling, videoconferencing, systems management and other technologies. These patents comprise Forgent’s diverse intellectual property portfolio. Additionally, Forgent has several patent applications pending with the U.S. Patent and Trademark Office and anticipates continuing to pursue these pending applications in order to protect its intellectual property.  However, there can be no assurance that Forgent’s pending patent applications will be issued as patents or that the issued patents can be licensed and/or litigated successfully. Management continues to investigate opportunities to monetize its patents beyond the ‘746 patent by attempting to license or sell the Company’s intellectual property.  However, these efforts may ultimately not result in any additional revenues generated for the Company.

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

Leveraging this desire to streamline operations and improve efficiencies, Forgent’s scheduling software enables customers to quickly reserve rooms and other meeting logistics in a simplified manner.  Because of its built-in capabilities to notify all service providers on the back end, needs such as special equipment and catering are communicated in advance and services are provided on time.  Additionally, Forgent’s asset tracking and management software meets businesses’ need to efficiently and effectively discover, track and value company assets such as computers, software, printers, furniture and other key assets throughout the office environment.  With the advent of regulatory requirements such as Sarbanes-Oxley compliance and the recent heightened awareness of the risk of natural disasters, companies are placing a higher priority on ensuring they have processes and tools in place to ensure accurate tracking and valuation of all of their assets.

Products & Services

In October 2003, Forgent acquired software products from Network Simplicity Software Inc., which became the Company’s NetSimplicity software product line.  NetSimplicity’s flagship product, Meeting Room Manager, provides a complete meeting and meeting room scheduling solution in an easy-to-buy and easy-to-deploy application.  MRM enables users to instantly find and book available meeting rooms, schedule meeting services, such as catering or audio and visual devices, and invite attendees to the meeting.  It provides a powerful but easy-to-use web-based user interface, enabling everyone in an organization to access the system without requiring software to be deployed at each desktop.  MRM also includes a SQL database and rich and extensible reports, which provide management oversight into resource utilization and costs associated with the meeting environment.

In June 2006, NetSimplicity launched a new MRM On Demand hosted services, which allows customers to subscribe and use MRM without installing or maintaining the software on their own servers. By providing both this new On Demand service option and its In House perpetual license option, the Company expects to reduce customer barriers to adopting Meeting Room Manager, broaden the market for its software products and generate additional recurring revenue.

Under NetSimplicity’s new “digital signage solutions” partner program, the Company resells digital signage hardware to complement its MRM software.  The hardware allows customers to display room scheduling information, and with some solutions, users can book meeting rooms at the conference room door, reception area or lobby on a variety of LCD, Plasma and other digital displays.  By extending their MRM deployments to include digital signage hardware, customers can purchase turnkey, integrated solutions directly from NetSimplicity.  These new offerings are in addition to NetSimplicity’s integrated solution with PolyVision RoomWizard, which the Company continues to support and promote as part of its new “digital signage solutions” program.

In addition to MRM, Forgent’s NetSimplicity software product line also includes Visual Asset Manager.  VAM enables companies to efficiently inventory, track and manage their fixed, mobile and IT assets across the entire organization — from any web browser.  VAM also solves an organization’s needs to administer its assets by automatically locating IT assets, such as computers and software, and tracks these assets as well as other office equipment, furniture and other fixed assets.  VAM provides a visual, floor-plan-oriented, web-based interface that makes it easy to deploy in any environment, enabling organizations to map and display the locations of each asset on their floor plans as well as track maintenance coverage, equipment leases, warranties, repairs and depreciation for each asset in the inventory in a simple and cost-effective manner.

As an extension of its software product offerings, NetSimplicity offers its customers maintenance and support contracts that provide ready access to qualified support staff, software patches as necessary and upgrades to the Company’s next software version without any additional costs.  Additionally, NetSimplicity also provides professional services for installation of and training on its software at the customer’s request.

Product Development

The future success of Forgent’s software segment depends largely on the Company’s ability to develop innovative software solutions and to enhance its current software products in order to satisfy an evolving range of customer requirements and needs. The Company’s NetSimplicity development team, based in Richmond, British Columbia, Canada, consists of skilled software developers, testers and technical writers who work closely with the sales and marketing teams to build products based on market requirements, customer feedback and technical support needs.

NetSimplicity’s research and development strategy is to continue to enhance Meeting Room Manager’s and Visual Asset Manager’s functionality through new releases and new feature developments to satisfy the requirements of current and prospective customers. NetSimplicity will continue to evaluate opportunities and develop new software that enables organizations to streamline the tasks associated with administering a business, simultaneously allowing organizations to improve their productivity while reducing costs associated with those tasks.

Despite the Company’s best efforts, there can be no assurance that NetSimplicity will complete its existing and future development efforts or that new and enhanced software products will adequately meet the requirements of the marketplace and achieve market acceptance.  Additionally, NetSimplicity may experience difficulties that could delay or prevent the successful development or introduction of new or enhanced software products.  In the case of acquiring new or complementary software products or technologies, the Company may not be able to integrate the acquisitions into its current product line.  Furthermore, despite extensive testing, errors may be found in the Company’s new software products or releases after shipment, resulting in a diversion of development resources, increased service costs, loss of revenue and/or delay in market acceptance.

Sales and Distribution

Forgent sells its NetSimplicity scheduling and asset management software products and services principally through a direct web and telesales model, which enables the Company to sell its software solutions in an efficient, cost-effective manner. The prospect visits NetSimplicity’s website, gathers the product information needed, can optionally download the product for a 30-day free trial if desired and then can either purchase the software via credit card on the website or engage with a sales representative to purchase the software via purchase order.  Additionally, the Company supplements the efforts of its direct sales force with its partner programs described below.  By working with these partners, Forgent expands the reach of its direct sales force and gains access to key opportunities in major market segments worldwide.

NetSimplicity has two distinct levels of partners in its Partner Program: the Reseller Partner and the Referral Partner.  Reseller Partners are companies that represent the Company in geographies outside the United States or in the Federal government sector as well as companies with video room integration projects or information technology integration projects.  The Reseller Partner commits to a minimum level of business per year with the Company, and for that commitment they receive a channel discount.  NetSimplicity’s Reseller Partners outside the United States include: BusinessSolve, Ltd. in the United Kingdom, Symetria Ltd. in Switzerland and Corporate Initiatives in the Asia/Pacific region.  Additionally, NetSimplicity has several Reseller Partners that represent the Company’s software in the Federal government space.  A Referral Partner provides the Company with the name and particular information about a customer and their needs as a sales lead.  If the Company accepts the sales lead, registers it for a particular Referral Partner and subsequently makes a sale as a direct result of such a lead, the Company will pay the Referral Partner a sales lead referral fee.  Currently, NetSimplicity’s Referral Partners include PolyVision Corp./Steelcase, e-Innovative Solutions and the Marenzana Group.

The Company is also initiating a new “digital signage solutions” partner program, which enables it to resell digital signage hardware to complement Meeting Room Manager.  Partners in this program include three vendors - Advantech, JANUS Digital Displays and CRE Group.  NetSimplicity has experienced successful customer deployments with each vendor’s hardware.  The Company is currently in active negotiations to add more vendors to this program to meet customer demand.

Competition

The software applications industry is intensely competitive and rapidly changing with constant new product offerings and other market activities. Many organizations have adopted personal calendaring tools such as Microsoft Outlook® to schedule and manage their meetings and meeting rooms.  MRM competes with Microsoft Outlook® in terms of enhanced functionality, performance, ease of integration and speed of implementation, which overcomes the confined scheduling abilities of Microsoft Outlook®.  MRM also competes with other scheduling software applications offered by companies such as PeopleCube, Dean Evans Associates, and Emergingsoft.  The principal competitive advantages of MRM with respect to these other products include its broad product capabilities, more customizable user interface, and price. In addition to product strength and value, being a publicly-held company provides Forgent an advantage over these other companies, which are usually smaller, privately-held companies. NetSimplicity’s VAM asset tracking and management tool is targeted for facility, IT and other users who need to inventory, track and manage their fixed, mobile and IT assets across the entire organization.  VAM currently competes with products offered by companies such as NuMara Software, Archibus, Inc., and Sage Software, Inc. based on ease of use and deployment, product features and price.

Since the market for NetSimplicity’s products is subject to rapid technological change and since there are relatively low barriers to entry in the market, the Company may encounter new entrants or competition from vendors in some or all aspects of its software business. Competition from these potential market entrants may take many forms. Additionally, a few of the Company’s current and possibly future competitors have greater financial, marketing, and technical resources than the Company and, therefore, may be able to compete more effectively on price and other terms. Thus, there can be no assurance that the Company will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors as mentioned above.

Marketing

Forgent’s NetSimplicity software business has a large roster of more than 1,800 domestic and international customers, including many Fortune 500 companies. The consistent growth of the customer base relies on the development and implementation of a comprehensive integrated marketing plan, which is primarily aimed at reaching small to medium-sized businesses and departments of enterprise organizations throughout the United States, Europe and Asia/Pacific.  The integrated elements of NetSimplicity’s marketing plan include a mix of demand generation, public relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from prospects, customers and other key stakeholders.

In December 2003, Forgent established NetSimplicity as a brand in order to appeal more directly to its target audiences.  In terms of ongoing demand generation activities, the Company focuses its efforts primarily on Internet pay-per-click advertising and search engine optimization.  Additional marketing mix elements include e-mail marketing, trade shows and print advertising.

EMPLOYEES

As of October 3, 2006, Forgent had 37 employees in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	6
Sales and marketing	17
Customer service and technical support	5
Finance, human resources and administration	9
Total	37

Forgent’s workforce is continually evaluated and adjusted accordingly - both in number and composition. The Company occasionally hires contractors to support its sales and marketing, information technology and administrative functions.  Forgent believes it retains the appropriate management team and employees to fully implement its business strategy.  None of the Company’s employees are represented by a collective bargaining agreement.  Forgent has not experienced any work stoppages and considers its relations with its employees to be good.

The future performance of the Company depends largely on its continuing ability to effectively attract, train, retain, motivate and manage highly qualified technical, sales, marketing and managerial personnel.  Forgent’s development and management of its growth and other activities depend on the efforts of key management personnel and technical employees. Competition for such personnel is intense. The Company generally does not have employment agreements with key management personnel or technical employees and uses incentives, including competitive compensation and stock option plans to attract and retain well-qualified employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Forgent’s key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICERS

Forgent’s executive officers are as follows:

Richard N. Snyder, age 62, joined the Company’s Board of Directors in December of 1997 and became Chairman of the Board in March 2000. In June 2001 Mr. Snyder was named Forgent’s President and Chief Executive Officer. Mr. Snyder has over 30 years of senior management experience, including Founder and Chief Executive Officer at Corum Cove Consulting, LLC, Senior Vice President of Worldwide Sales, Marketing, Service and Support at Compaq Computer Corporation, Senior Vice President and General Manager at Dell Americas and Group General Manager of the Deskjet Products Group at Hewlett-Packard. Mr. Snyder received a Masters in Business Administration from Saint Mary’s College and a Bachelor of Science from Southern Illinois University.

Jay C. Peterson, age 49, joined the Company in September 1995 as Manager of Corporate Planning and has served as Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at

Dell Computer Corporation and held various financial positions during 11 years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration and a Bachelor of Arts in Economics from the University of Wisconsin.

Nancy L. Harris, age 43, joined the company in October 2001 as Vice-President of Marketing.  She currently serves as Vice-President of Software and is responsible for the daily operations of the Company’s software business.  Ms. Harris has 20 years experience in the software industry, serving in both marketing and development capacities.  Prior to joining the Company, Ms. Harris was the Director of Marketing and Product Management at Clear Commerce, an Internet transaction-processing software company (2000 to 2001). Prior to that, Ms. Harris spent eight years with BMC Software in various positions including Director of Field Marketing, Director of Product Marketing and Development Manager. Ms. Harris also spent several years with Andersen Consulting in various capacities. Ms. Harris holds a Masters of Science in Marketing and a Bachelor of Science in Journalism from Northwestern University.

ITEM 1A. RISK FACTORS

There are many factors that affect the Forgent’s business, prospects, liquidity and the results of operations, some of which are beyond the control of the Company. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or risks that are currently believed to be immaterial, but which may become material, may also affect the Company’s business, prospects, liquidity and results of operations.

INTELLECTUAL PROPERTY LICENSING BUSINESS

If the Company is unable to obtain new license agreements, operating results will decline.

The Company’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal or regulatory challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks. Failure to sign new license agreements would cause operating results to suffer.  There can be no assurance that the Company will be able to continue to license its technology to others.  Additionally, quarterly operating results may fail to meet expectations for a number of reasons, including the unwillingness or inability of licensees to pay for the license and other fees, a decline in the demand for the Company’s patented technology, higher than expected operating expenses and license delays due to legal and other factors.

The ‘672 patent will be expiring soon and revenues will decline if Forgent is unable to replace this revenue stream.

To date, all of the Company’s intellectual property licensing revenue has been derived from the ‘672 patent.  The U.S. ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007.  Upon expiration of the ‘672 patent, Forgent will cease receiving royalties from the MPEG-2 consortium.  Therefore, revenues from this patent are finite and, if such revenues are not replaced, net income and the market price of Forgent’s common stock will decline following the expiration of the ‘672 patent.

Forgent’s ‘672 patent is currently being re-examined by the United States Patent and Trademark Office and the Federal Trade Commission is conducting a non-public inquiry into the Company’s Patent Licensing Program.  Any negative results from the re-examination or the inquiry would reduce the Company’s ability to generate licensing revenues.

See Part I, Item 3 “Legal Proceedings” for information regarding the United States Patent and Trademark Office’s (“USPTO”) re-examination of the ‘672 patent and the Federal Trade Commission’s (“FTC”) non-public inquiry associated with the Company’s Patent Licensing Program.  This re-examination and inquiry can cause Forgent to incur significant legal expenses to defend its ‘672 patent and licensing program.  Additionally, if the USPTO rejects certain claims of the ‘672 patent, the Company’s licensing abilities would be adversely affected.  If the FTC proceeds with its inquiry and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s licensing process.

Any negative results from the United States Patent and Trademark Office’s re-examination of the ‘746 patent may negatively affect the Company’s ability to generate licensing revenues.

See Part I, Item 3 “Legal Proceedings” for information regarding the USPTO’s recent decision to re-examine the ‘746 patent.  The USPTO’s re-examination can cause Forgent to incur significant legal expenses to defend its ‘746 patent and licensing program.  Additionally, if the USPTO denies certain claims of the ‘746 patent, the Company’s licensing abilities would be negatively affected.  Although Forgent has not recognized any licensing revenues from the ‘746 patent to date, any successful challenge to the licensing process would reduce the Company’s ability to negotiate settlements with defendants in the ‘746 Litigation and new licenses with other companies.

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

Forgent may not prevail in its ‘746 Litigation proceedings, which could cause the Company to incur significant legal expenditures without any related earnings.

The Company has initiated the ‘746 Litigation against several companies for the infringement of its ‘746 patent.  As with any litigation, the outcome is uncertain, and although the Company intends to vigorously pursue its claims, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future.  The litigation will be lengthy and costly.  Additionally, unintended consequences of the Company’s litigations may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the litigations, that the Company may become subject to counterclaims or lawsuits and that the expenses of pursuing the litigations could increase based upon new developments.  These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business, prospects, liquidity and results of operations.

Forgent’s litigation is dependent on highly competent, experienced and qualified legal counsel. If the Company changes its legal counsel, the Company’s operating results and financial condition could suffer.

Forgent’s litigation involves intensive legal due diligence and negotiations.  In the past, the Company changed its legal counsel, which cost the Company in terms of time and money.  The Company may still encounter a number of risks associated with its current legal counsel, including but not limited to (1) turnover of individual attorneys working on the Company’s Patent Licensing Program; (2) availability of key attorneys working on the program; (3) financial and other resources available to legal counsel; and (4) the financial strength of legal counsel.  These risks may cause delays in Forgent’s ability to proceed with its litigation, which could require significant additional legal expenditures and could result in declining revenues and earnings for the Company.

SOFTWARE & SERVICES BUSINESS

Claims of intellectual property infringement by third parties may adversely affect Forgent’s business.

Forgent may become subjected to claims of intellectual property infringement by third parties as the number of competitors and available software products continues to grow and the functionality of such products increasingly overlap. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s attention and financial resources, cause the loss or deferral of sales or require Forgent to enter into royalty or license agreements. In the event of a successful claim of intellectual property infringement against Forgent, the Company’s business, operating results and financial condition could be materially adversely affected, if Forgent is unable to either license the technology or similar technology or develop alternative technology on a timely basis. If Forgent is able to license the technology, such royalty or license agreements may not be available on terms acceptable to the Company.

If Forgent is unable to successfully market and sell its software products and services, future software revenues may decline.

The future success of the Company’s software segment is dependent in significant part on its ability to generate demand for its NetSimplicity software products and services. To this end, Forgent’s marketing and sales operations must increase market awareness of its products to generate increased revenue. All sales new hires will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products, and if it is not successful in building greater market awareness and generating increased sales, future software revenues may decline.

Lack of new customers or additional sales from current customers could negatively affect the Company’s ability to grow revenues.

Forgent’s business model depends on the expanded use of its software and Forgent must execute on its growth objectives.  If the Company fails to grow its customer base or generate repeat and expanded business from its current customers, Forgent’s software revenues could be adversely affected.  Since the Company’s maintenance and other service fees depend largely on the size and number of licenses that are sold, any downturn in Forgent’s software license revenue would negatively impact the Company’s deployment services revenue and future maintenance revenue. Additionally, if customers elect not to renew their maintenance agreements, Forgent’s maintenance revenue could be adversely affected.

Increased competition may have an adverse effect on the Company’s profitability.

The Company may encounter new entrants or competition from competitors in some or all aspects of its software business. The Company currently competes on the basis of price, technology, availability, performance, quality, reliability, service and support. There can be no assurance that the Company will be able to maintain a competitive advantage with respect to any of these factors. Many of the Company’s current and possibly future competitors have greater resources than the Company and, therefore, may be able to compete more effectively on price and other terms.

Open source software may increase competition, resulting in decreases in Forgent’s prices of its software products.

Many different formal and informal groups of software developers and individuals have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Such open source software has been gaining in popularity among business users, particularly small to medium sized businesses, which are some of Forgent’s targeted customers. Although management is currently unaware of any competing open source software, if developers make scheduling or asset management software applications available to the open source community, and that software has competitive features, Forgent may need to change its product pricing and distribution strategy in order to compete.

Forgent’s software products’ functionality may be impaired if third-party hardware products associated with the NetSimplicity software do not operate successfully.

In addition to its software products, Forgent currently sells hardware from partnered vendors to its customers.  The effective implementation of Forgent’s software products depends upon the successful operation of these third-party hardware products. Any undetected defects in these third-party products could prevent the implementation of or impair the functionality of Forgent’s software or blemish the Company’s reputation.

If Forgent is unable to meet customer needs or expectations, the Company’s sales may suffer.

Forgent cannot be certain that its existing or future software products will meet customer performance needs or expectations when shipped. If the Company’s products do not meet customer needs or expectations, for whatever reason, the Company’s sales would be adversely affected and furthermore, upgrading or enhancing the Company’s products could be costly and time consuming. Such upgrades or enhancements could have an adverse effect on the Company’s results of operations and liquidity.

If Forgent fails to introduce new versions and releases of functional and scalable software products in a cost-effective and timely manner, customers may license competing products and Forgent’s revenues will decline.

The technology industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs and continual improvement in product performance characteristics.  Forgent expects that its future financial performance will depend, in part, on revenue generated from its existing and future software products and the related products that the Company plans to develop or acquire. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices.

Forgent spends a large portion of its research and development resources to product upgrades and may need to invest further in research and development in order to keep its software applications and solutions viable in the rapidly changing marketplace. This research and development effort, which may require significant resources, could ultimately be unsuccessful if Forgent does not achieve market acceptance for its new products or enhancements.  Additionally, if the Company fails to anticipate and respond effectively to technological improvements or if Forgent’s competitors release new products that are superior to Forgent’s products in performance and/or price, demand for the Company’s software products may decline and Forgent may lose sales and fail to achieve anticipated revenues.

Errors or defects in Forgent’s software could reduce demand for its software and result in decreased revenues, decreased market acceptance and injury to the Company’s reputation.

Errors or defects in the Company’s software, sometimes called “bugs,” may be found from time-to-time, particularly when new versions or enhancements are released. Any significant software errors or defects may result in loss of sales, decreased revenues, delay in market acceptance and injury to the Company’s reputation. Despite extensive product testing during development, new versions or enhancements of Forgent’s software may still have errors after commencement of commercial shipments.  Forgent corrects the “bugs” and delivers the corrections in subsequent maintenance releases and patches.  However, errors or defects could put Forgent at a competitive disadvantage and can be costly and time-consuming to correct.

If Forgent is unable to develop or maintain strategic relationships with its resellers and vendor partners who market and sell the Company’s products, software revenues may decline.

Forgent supplements its direct sales force by contracting with resellers to generate international sales and vendor partners to help increase sales.  Currently, resellers generate a relatively small portion of Forgent’s software sales.  Therefore, Forgent’s software revenue growth will depend, in part, on adding new resellers and partners to expand its sales channels, as well as leveraging the relationships with existing resellers and partners. If the Company is unable to enter into successful new strategic relationships in the future or if the Company’s current relationships with its resellers and partners deteriorate or terminate, Forgent may lose sales and software revenues may decline.

OTHER

Forgent may not be able to protect or enforce its intellectual property rights which could cause the Company’s ability to license its technologies to be impaired.

The Company’s success and ability to compete are substantially dependent on its proprietary technology and trademarks. The Company seeks to protect these assets through a combination of patent and trademark laws as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and enforcement of these rights may be time consuming and expensive. If Forgent cannot protect or enforce these rights, the Company’s ability to obtain future licenses could be impaired.  Furthermore, despite best efforts, the Company may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Competitors may also independently develop similar, but not infringing, technology, duplicate products or design around the Company’s patents or other intellectual property.  Additionally, the Company’s patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide Forgent with any competitive advantage or may be challenged by third parties. If challenged, patents might not be upheld or claims could be narrowed. Any litigation surrounding the Company’s rights would force Forgent to divert important financial and other resources away from business operations.

Although Forgent is unable to determine the extent to which piracy of its software products occurs, management believes software piracy could be a problem.  Since Forgent has international resellers and customers, piracy may occur in foreign countries where laws do not protect proprietary rights to the same extent as the laws in the United States.

Forgent may face problems in connection with future acquisitions, which could create business difficulties and adversely affect operations.

As part of Forgent’s business strategy, Forgent may acquire additional businesses, products and technologies that could complement or expand its ongoing business.  However, Forgent may be unable to identify suitable acquisitions or investment candidates. Even if Forgent identifies suitable candidates, there are no assurances that the Company will be able to make the acquisitions or investments on favorable terms. Negotiations of potential acquisitions could divert management time and resources and the Company may incorrectly judge the value or worth of an acquired business, product or technology. Additionally, Forgent may incur significant debt or be required to issue equity securities to pay for such future acquisitions or investments.

If Forgent acquires a company, Forgent may have difficulties integrating the products, services, technologies, personnel and operations into the Company’s ongoing business. These difficulties could disrupt Forgent’s ongoing business, distract management and the workforce, increase expenses and adversely affect operating results.  If Forgent is unable to fully integrate acquired businesses, products or technologies with its existing operations, Forgent may not achieve the intended benefits of such acquisitions and related expenditures.

If Forgent elects to raise additional capital, funds may not be available or if available, may not be on favorable terms to the Company.

In the future, Forgent may elect to raise additional capital to fund its operations and/or acquisitions. However, Forgent cannot be certain that it will be able to obtain additional financing on favorable terms, if at all.  If Forgent takes out additional loans, the Company may incur significant interest expense, which could adversely affect results of operations.  If Forgent issues equity securities, its stockholders’ percentage of ownership would be reduced and the new equity securities may have rights, preferences or privileges senior to those existing stockholders of the Company’s common stock.  If Forgent is unable to raise funds on acceptable terms, Forgent may not be able to develop or enhance its products, respond to competitive pressures or unanticipated requirements, or take advantage of future opportunities, all of which could adversely affect Forgent’s business, operating results and financial condition.

Historically, the Company has not been profitable and Forgent may continue to incur losses, which may result in decreases in revenues if customers raise viability concerns.

For the year ended July 31, 2006, Forgent incurred losses of $3.6 million.  For the year ended July 31, 2005, Forgent incurred losses of $6.6 million.  For the year ended July 31, 2004, Forgent incurred losses of $20.6 million.  As of July 31, 2006, Forgent had an accumulated deficit of $250.8 million. Despite the decreases in losses each fiscal year, Forgent may continue to incur additional losses.  Continued losses may cause existing and new customers to question the Company’s viability and be reluctant to purchase from the Company.  If Forgent is unable to increase its sales due to such concerns, revenues will decline, which would further adversely affect the Company’s operating results. Therefore, there are no assurances that the Company can achieve or generate sufficient revenues to achieve profitability.

Forgent may experience significant fluctuations in its quarterly results and if the Company’s future results are below expectations, the price for the Company’s common stock may decline.

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

•                  results of the claims construction and summary judgment hearings for the ‘746 Litigation;

•                  resolution of the USPTO’s re-examination of the ‘672 patent and the ‘746 patent;

•                  resolution of the FTC’s non-public investigation;

•                  timing and costs related to the Company’s patent litigation;

•                  market demand for NetSimplicity’s software products and services;

•                  timing of customers’ budget cycles;

•                  timing of customer orders and deployment of NetSimplicity’s software products and services;

•                  the mix of software license and services revenue;

•                  timing of introducing new products and services or enhancements to existing products and services;

•                  new product releases or pricing policies by Forgent’s competitors;

•                  seasonal fluctuations in capital spending;

•                  changes in the rapidly evolving market for web-based applications;

•                  management’s ability to manage operating costs, a large portion of which are relatively fixed in advance of any particular quarter;

•                  timing and costs related to possible acquisitions of businesses, products or technologies;

•                  costs of attracting, retaining and training skilled personnel;

•                  management’s ability to manage future growth;

•                  changes in U.S. generally accepted accounting principles; and

•                  general economic climate.

Some of these factors are within management’s control while others are not.  Accordingly, management believes that quarter-to-quarter comparisons of the Company’s revenues and operating results are not necessarily meaningful and that market analysts and investors should not rely on the results of any particular quarter as an indication of future performance.

The loss of key management and personnel could hinder the development of Forgent’s technology and otherwise adversely affect the Company’s business.

Forgent relies on the continued contributions of its senior management, sales and marketing, professional services and finance personnel. Forgent’s success depends upon its ability to attract, hire and retain highly qualified and experienced personnel, especially software developers and engineers who design and develop software applications in order to keep pace with client demand for rapidly evolving technologies and varying client needs.  The Company’s operations are also dependent on the continued efforts of its executive officers and senior management and Forgent will likely depend on the senior management of any business it may acquire in the future.  If any of the Company’s key personnel or senior management are unable or unwilling to continue in his or her present role, or if Forgent is unable to attract, train, retain and manage its employees effectively, Forgent could encounter difficulties in developing new products and product enhancements, generating revenue through increased sales efforts and providing high quality customer service.

Forgent’s stock may be de-listed from NASDAQ, which may adversely affect the Company’s ability to raise capital and stockholders’ ability to sell their shares.

On August 11, 2006, Forgent received a NASDAQ deficiency letter indicating that for 30 consecutive days, the per-share price of the Company’s common stock closed below the minimum $1.00 per-share requirement and therefore, its common stock is subject to potential delisting from the NASDAQ Global Market pursuant to Rule 4450(a)(5). The Company was provided 180 calendar days, or until February 7, 2007, to regain compliance by maintaining a bid price of at least $1.00 for 10 consecutive trading days. If the Company cannot achieve compliance with the minimum per-share price requirement by February 7, 2007, NASDAQ will provide written notification that the Company’s securities will be de-listed.

If necessary, the Company may undergo a reverse stock split; however, a reverse stock split requires stockholders’ approval through the proxy process.  The Company may also pursue trading on the NASDAQ Capital Market.  If NASDAQ approves, Forgent would be provided an additional 180 calendar days to regain compliance with the minimum $1.00 per-share requirement while trading on the NASDAQ Capital Market. If the stockholders do not approve the reverse stock split, NASDAQ does not approve the Company to trade on the Capital Market and the Company cannot achieve compliance by any other means, Forgent’s common stock will be de-listed from NASDAQ.

If Forgent’s common stock is de-listed from NASDAQ, the market liquidity of Company’s common stock will be significantly limited, which would reduce stockholders’ ability to sell their Forgent securities in the secondary market.   Additionally, any such de-listing would harm Forgent’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. Forgent cannot give investors in its common stock any assurance that the Company will be able to regain and maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that its stock will not be de-listed by NASDAQ.

Compliance with changing laws and regulations could cause the Company to incur additional expenses.

As a result of assessing, implementing and complying with proposed and enacted changes in the laws and regulations affecting publicly held companies, including but not limited to, the Sarbanes-Oxley Act of 2002, management anticipates increased accounting, audit and legal fees.  Additionally, the new and proposed rules could also make it more difficult for Forgent to retain qualified individuals to serve on its Board of Directors.  Although management continually monitors and evaluates developments with respect to these new and proposed laws and regulations, management cannot estimate the amount of the additional costs the Company may incur or the timing of such costs.  However, such increased costs could materially and adversely affect Forgent’s results of operations.

Forgent executed a new shareholders rights plan that could make it difficult for another company to acquire control of the Company.

In December 2005, Forgent’s Board of Directors approved and executed a shareholder rights plan (“Rights Plan”) whereby one preferred share purchase right was distributed for each outstanding share of Forgent’s common stock for all stockholders of record on December 31, 2005.  The Rights Plan, which was not adopted in response to any threat to the Company, was designed to guard against any proposed takeover, partial tender offers, open market accumulations and other tactics designed to gain control of the Company. Under the new plan, the rights become exercisable if a person or group thereafter acquires 15% or more of Forgent’s common stock or announces a tender offer for 15% or more of Forgent’s common stock. Such events, or if the Company is acquired in a merger or other business combination transaction after a person or group acquires 15% or more of its common stock, would entitle the right holder to purchase, at an exercise price of $13.00, a number of shares of common stock having a market value at that time of twice the right’s exercise price. The Rights Plan may have the effect of discouraging, delaying or preventing unsolicited acquisition proposals, but there are no assurances a change of control will not occur.

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

Due to the risk factors noted above and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company,” Forgent’s past earnings and stock price have been, and future earnings and stock price potentially may be, subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors are cautioned in using historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by market analysts and investors could have an immediate and significant effect on the trading price of the Company’s common stock.

ITEM 2.          PROPERTIES

Forgent leases approximately 137,000 square feet in Austin, Texas for use as its headquarters, including its sales and marketing operations.  The lease expires in March 2013.  Due to the downsizing of the Company on account of past divestitures and restructurings, Forgent had existing unoccupied leased space inventory, which was actively subleased. During fiscal year 2004, the current depressed market rates continued to drive rates on the subleases to levels less than anticipated.  As a result, management calculated the economic value of the lost sublease rental income and recorded an impairment charge of $1.5 million.  As of July 31, 2006, Forgent had $1.1 million recorded as a liability on the Consolidated Balance Sheet related to its Austin property.  Currently, the Company occupies approximately 26,000 square feet, subleases approximately 100,000 square feet and anticipates continuing to sublease the remaining under-utilized space.

Forgent also leased a facility of approximately 41,000 square feet in King of Prussia, Pennsylvania.  This lease expired in June 2006.  As a result of the sale of Forgent’s videoconferencing hardware services business to an affiliate of Gores Technology Group (“Gores”) in fiscal year 2003, a portion of the total lease space was subleased to Gores.  Gores and another subtenant subleased approximately 93% of the total lease space.  During fiscal year 2006, the remaining lease impairment related to the Pennsylvania facility was fully amortized.  As of July 31, 2006, Forgent had no liability on the Consolidated Balance Sheet or commitments related to its King of Prussia property.

Forgent also leases approximately 3,000 square feet of office space in Richmond, British Columbia, Canada.  The Canadian facility provides office space for sales and development efforts. Management believes that the facilities in Austin, Texas and British Columbia, Canada are adequate to meet Forgent’s current requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.          LEGAL PROCEEDINGS

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation of United States Patent No. 4,698,672

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Incorporated (“CLI”), initiated litigation against multiple companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought.  The original defendants included Agfa Corporation; Apple Computer, Incorporated; AudioVox Corporation; AudioVox Electronics Corporation; Axis Communications, Incorporated; BancTec, Inc.; Canon USA; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Mitsubishi Digital Electronics American, Incorporated; Oce’ North America, Incorporated; PalmOne, Inc.; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; ScanSoft, Inc.; Thomson S.A.; TiVo Inc.; Toshiba Corporation; Xerox Corporation; Yahoo! Inc.; Acer America Corporation; Adobe Systems Incorporated; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Concord Camera Corporation; Creative Labs, Incorporated; Creo, Inc.; Creo Americas, Inc.; Google Inc.; Kyocera Wireless Corporation; Onkyo Corporation; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Sun Microsystems Inc.; and Veo Inc. Also included in the ‘672 Litigation is Microsoft Corporation. Forgent has since settled with defendants Adobe Systems, Inc.; Apple Computer, Incorporated; AudioVox Corporation; Axis Communications, Incorporated; BenQ America Corporation; Color Dreams, Inc.; JASC Software; Google Inc.; Macromedia, Inc.; ScanSoft, Inc.; Oce’ North America, Incorporated; Onkyo Corporation; Riverdeep, Incorporated; Xerox Corporation and Yahoo! Inc.

In three separate lawsuits filed in July, August and September of 2004, 30 of the above defendants sued CLI and Forgent in the United States District Court for Delaware, seeking declaratory relief that the ‘672 patent is

not infringed, is unenforceable, and is invalid, among other claims for relief.   Additionally, in July and September 2004, Sun Microsystems, Inc. and Google, Inc. filed suit against CLI and Forgent in the San Jose and Oakland Divisions of the United States District Court for Northern California, seeking similar declaratory relief.  Forgent and CLI moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District of Texas, Marshall Division, rather than in Delaware.

In September 2004, two defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL Panel”) requesting the court to transfer the ‘672 Litigation to either the Delaware or California courts, where the actions filed by the defendants are pending.  In October 2004, the Company filed its response opposing transfer of the ‘672 Litigation to Delaware or California and the remaining defendants filed a response joining in the motion to transfer the ‘672 Litigation to Delaware or California.  In February 2005, the MDL Panel ordered the actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California for pre-trial proceedings.

In April 2005, Microsoft Corporation (“Microsoft”) sued CLI and Forgent in the United States District Court for the Northern District of California, seeking declaratory relief.  Also in April 2005, the Company initiated litigation against Microsoft in the United States District Court for the Eastern District of Texas, Marshall Division, seeking monetary damages, among other relief sought, for the infringement of the ‘672 patent.  In June 2005, Forgent filed a notice to dismiss its suit against Microsoft in the United States District Court for the Eastern District of Texas, Marshall Division, without prejudice, and a motion to dismiss or stay the Microsoft Corp. v. Forgent Networks, Inc. and CLI suit in the United States District Court for the Northern District of California.  Based on a case management proceeding held on October 3, 2005, Microsoft was added to the ‘672 Litigation and subjected to the same court proceeding schedule as the other defendants.

On November 16, 2005, the Public Patent Foundation filed a petition with the United States Patent and Trademark Office (the “USPTO”) to re-examine the ‘672 patent.  In January 2006, the USPTO granted the petition and subsequently issued its first office action on May 25, 2006.  This first action, which is not the final conclusion of the re-examination, confirmed 27 of the 46 claims in the ‘672 patent.  Forgent responded to this first office action.  The re-examination process is an extended process and Forgent is working directly with the USPTO to vigorously defend all of the claims, including those that were not initially upheld in the first office action.   The USPTO has not issued any additional office actions.

On March 9, 2006, Forgent and the defendants in the ‘672 Litigation appeared before the United States District Court for the Northern District of California at a claims construction hearing.  Claims construction is the process by which specific terms in the patent are given precise meaning for the case.  On June 28, 2006, the Court issued its claims construction ruling, which favored the majority of the defendants’ claims construction. Specifically, the Court ruled the claims to be limited to video. As a result of the unfavorable claims construction ruling, Forgent pursued settlement negotiations with the remaining defendants. On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.

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

Litigation of United States Patent No. 6,285,746

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought.  The defendants are Cable One, Inc., a subsidiary of the Washington Post Company; Charter Communications, Inc.; Comcast Corporation; Cox Communications, Inc., a subsidiary of Cox Enterprises, Inc.; EchoStar Communications Corporation; The DIRECTV Group, Inc.; Time Warner Inc.; and their respective subsidiaries.  Forgent has since dismissed six defendants from the lawsuit since they had no operational role with respect to infringement: Cox Communications, Inc.; DIRECTV Group, Inc.; DIRECTV Enterprises, LLC; DIRECTV Operations, LLC; EchoStar Communications Corporation; and EchoStar DBS Corporation.  No settlements accompanied these dismissals and there have been no other settlements to date in this litigation.   The ‘746 litigation has since been moved to the United States District Court for the Eastern District of Texas, Tyler Division.

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

On April 6, 2006, Forgent participated in a court-ordered mediation with the defendants.  In May 2006, the Court ordered another mediation proceeding, which was held on September 11, 2006.  Both mediations were inconclusive.  The Court has reset the ‘746 Litigation claims construction hearing date for November 9, 2006 and the trial date for May 14, 2007 in the Tyler Division of the United States District Court for the Eastern District of Texas.

On June 20, 2006, Motorola, Inc. filed a petition with the USPTO to re-examine the ‘746 patent.  On October 2, 2006, the USPTO granted the petition and ordered an inter partes re-examination of the ‘746 patent.  Forgent anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent and is currently waiting for the USPTO’s first office action.

On July 18, 2006 the defendants in the ‘746 Litigation filed a motion for summary judgment against Forgent, asserting that the ‘746 patent claims are invalid based on alleged indefiniteness in the patent’s claims.  This motion for summary judgment is set for hearing on November 9, 2006.  On September 29, 2006, Motorola, Inc. filed a motion to stay the ‘746 Litigation pending the re-examination of ‘746 patent by the USPTO.  The Court has not yet ruled on either of these motions.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock of the Company is traded in the NASDAQ-National Market System under the symbol “FORG”.  The following table sets forth the range of high and low intra-day prices for each fiscal quarter of 2006 and 2005:

	FISCAL YEAR		FISCAL YEAR
	2006		2005
	HIGH	LOW	HIGH	LOW
1st Quarter	$2.11	$1.20	$1.84	$1.15
2nd Quarter	$3.18	$1.60	$2.29	$1.46
3rd Quarter	$3.27	$1.52	$3.11	$1.50
4th Quarter	$1.74	$0.32	$1.89	$1.10

The Company has not paid cash dividends on its common stock during fiscal years 2006 and 2005 and presently intends to continue a policy of retaining earnings for reinvestment in its business.

On October 27, 2006, Forgent’s common stock closed at $0.54 on the NASDAQ. At that date there were approximately 8,791 stockholders of record of the common stock.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for Forgent as of the dates and for the periods indicated. The selected consolidated balance sheet data as of July 31, 2005 and 2006 and the selected consolidated operations data for the years ended July 31, 2004, 2005 and 2006 have been derived from Forgent’s audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of July 31, 2002, 2003 and 2004 and the selected consolidated operations data for the year ended July 31, 2002 and 2003 have been derived from Forgent’s audited consolidated financial statements not included in this Report.

The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company,” the consolidated financial statements of Forgent and the notes to those statements included elsewhere in this Report. The information set forth below is not necessarily indicative of the results of future operations.

	FOR THE YEAR ENDED JULY 31,
	2002(a)	2003(b)	2004(c)	2005(d)	2006
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Intellectual property licensing revenues	$31,305	$49,202	$14,806	$7,894	$12,105
Software & service revenues	—	—	1,019	2,012	2,791
Other revenues	—	566	22	—	—
Gross margin	16,630	24,800	7,984	2,865	6,988
(Loss) income from continuing operations	5,511	18,424	(2,646)	(10,011)	(3,555)
(Loss) income from discontinued operations	(11,751)	(10,404)	(17,994)	3,443	—
Net (loss) income	(6,240)	8,020	(20,640)	(6,568)	(3,555)
INCOME (LOSS) PER COMMON SHARE:
Basic income (loss) from continuing operations	0.22	0.75	(0.10)	(0.40)	(0.14)
Diluted income (loss) from continuing operations	0.22	0.73	(0.10)	(0.40)	(0.14)
Basic (loss) income from discontinued operations	(0.47)	(0.42)	(0.73)	0.14	0.00
Diluted (loss) income from discontinued operations	(0.47)	(0.41)	(0.73)	0.14	0.00
Basic net income (loss)	(0.25)	0.33	(0.83)	(0.26)	(0.14)
Diluted net income (loss)	(0.25)	0.32	(0.83)	(0.26)	(0.14)
BALANCE SHEET DATA:
Working capital	$13,423	$28,771	$18,751	$13,558	$11,113
Total assets	41,264	46,107	25,779	20,102	17,989
Long-term liabilities	1,983	1,810	2,771	2,284	1,788
Stockholders’ equity	32,278	39,254	19,500	13,291	10,120

(a)                                  Net loss for the year ended July 31, 2002 included an expense of $6.0 million for the reserve of the notes receivable from VTEL Products Corporation and an expense of $4.4 million for the impairment of certain assets.

(b)                                 Net income for the year ended July 31, 2003 included an expense of $1.1 million for the impairment of certain assets and an expense of $2.0 million for transaction expenses and loss on the disposal of a segment.

(c)                                  Net loss for the year ended July 31, 2004 included an expense of $11.8 million for the impairment of certain assets and expenses for restructuring totaling $0.6 million.

(d)                                 Net loss for the year ended July 31, 2005 included other income of $4.3 million for the sale of assets related to the ALLIANCE software business and for the final cash payment received related to the sale of the videoconferencing hardware services business.

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

 Forgent has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties.  Such risks and uncertainties include, but are not limited to, those described under “Risk Factors” in this report and other risks indicated in Forgent’s filings with the Securities and Exchange Commission from time to time.  Additionally, Forgent is under no obligation to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

RESULT OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE YEAR ENDED JULY 31,
	2004	2005	2006
Intellectual property licensing revenues	93.4%	79.7%	81.3%
Software & services revenues	6.4	20.3	18.7
Other revenues	0.1	—	—
Gross margin	50.4	28.9	46.9
Selling, general and administrative	52.2	129.8	69.0
Research and development	2.0	3.2	4.1
Impairment of assets	9.2	—	—
Amortization of intangible assets	0.3	0.5	0.2
Total operating expenses	63.7	133.5	73.3
Other income (expenses), net	(3.3)	3.7	2.8
Loss from continuing operations	(16.7)	(101.1)	(23.9)
(Loss) income from discontinued operations	(113.6)	34.8	—
Net loss	(130.3)%	(66.3)%	(23.9)%

FOR THE YEARS ENDED JULY 31, 2004, 2005 AND 2006

Overview

During the year ended July 31, 2006, Forgent continued focusing on licensing its intellectual property and growing its software business.  Forgent achieved several goals including: (1) generated additional licensing revenues from its Patent Licensing Program, (2) engaged new legal counsel to provide services related to the ‘672 Litigation, (3) engaged new legal counsel to provide services related to the ‘746 Litigation, (4) grew revenues from its NetSimplicity product line by 38.7% over prior year, (5) released a major new version of MRM that is integrated with Microsoft Outlook® and Microsoft Active Directory®, and (6) introduced a new VAM Enterprise edition.  Subsequent to July 31, 2006, the Company settled its ‘672 Litigation.  For fiscal year 2007, Forgent plans to accelerate the growth of its software segment by modestly increasing its investment in this business in order to provide a more predictable and profitable business to sustain the Company’s future.  However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during fiscal year 2007.

Revenues

Consolidated revenues were $15.8 million in fiscal year 2004, $9.9 million in fiscal year 2005 and $14.9 million in fiscal year 2006. The decrease was $5.9 million, or 37.5%, from 2004 to 2005.  The increase was $5.0 million, or 50.4%, from 2005 to 2006. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties and settlements received from licensing the Company’s intellectual property as well as sales of Forgent’s NetSimplicity software, installation and training and software maintenance services. Consolidated revenues do not include any revenues from Forgent’s discontinued ALLIANCE operations, which provided conferencing and scheduling software and maintenance, installation, training and network consulting (see Note 4, in the accompanying financial statements).

Intellectual Property Licensing Business

Intellectual property licensing revenues were $14.8 million in fiscal year 2004, $7.9 million in fiscal year 2005 and $12.1 million in fiscal year 2006. The decrease was $6.9 million, or 46.7%, from 2004 to 2005.  The increase was $4.2 million, or 53.3% from 2005 to 2006.  Intellectual property licensing revenues represent 93.4%, 79.7% and 81.3% of total revenues for the years ended July 31, 2004, 2005 and 2006, respectively.  Forgent’s licensing revenues primarily relate to one-time intellectual property license agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts.  Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garners royalties.  Forgent’s licensing revenues include royalties received from the MPEG-2 consortium.  The Company is also seeking to license its U.S. Patent No. 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording.  However, no licensing revenues have been achieved from the ‘746 patent as of July 31, 2006.

During the past eighteen consecutive quarters, Forgent has achieved approximately $113.6 million in aggregate revenues generated from multiple companies in Asia, Europe and the United States.  Licensing of the ‘672 patent is currently conducted through the Company’s wholly-owned subsidiary, Compression Labs, Inc. (“CLI”).  One-time license agreements and settlements related to the ‘672 patent generated approximately 97.6%, 94.0% and 96.1% of the intellectual property segment’s licensing revenues for the years ended July 31, 2004, 2005 and 2006, respectively.  The $6.9 million decrease during fiscal year 2005 and the $4.2 million increase during fiscal year 2006 are due primarily to the change in the number of license agreements signed related to the ‘672 patent as well as the amount of each license fee received during these periods.  The Company does not anticipate any additional licensing revenue from companies that have previously signed license agreements.

Forgent has been in legal proceedings with multiple companies in the United States District Court for the Northern District of California regarding the infringement of its ‘672 patent (the “ ‘672 Litigation”).  In October 2005, Forgent terminated Godwin Gruber, LLP and engaged Susman Godfrey, LLP (“Susman”) to serve as lead counsel in the ‘672 Litigation.  On March 9, 2006, Forgent and the defendants proceeded with the litigation at the claims construction hearing.  Claims construction is the process by which specific terms in the patent are given precise meaning for the case.  In June 2006, the Company received the claims construction ruling and was very disappointed with the outcome, which favored the majority of the defendants’ claims construction.  Specifically, the Court ruled the claims to be limited to video. As a result of the unfavorable claims construction ruling, Forgent pursued settlement negotiations with the remaining defendants. On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.  Going forward, the Company believes its ability to garner additional licensing revenues from non-defendants related to the ‘672 patent is substantially concluded.

The ‘672 patent, which has generated all of the intellectual property licensing revenues to date, expires in October 2006 in the United States and its foreign counterparts expire in September 2007. Upon expiration of the ‘672 patent, Forgent will cease receiving royalties from the MPEG-2 consortium.

Forgent is also currently in legal proceedings with several companies in the United States District Court for the Eastern District of Texas, Tyler Division, for the infringement of its ‘746 patent (the “ ‘746 Litigation”).  In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the ‘746 Litigation.  Hagans and Bracewell replaced Godwin Pappas Langley Ronquillo, LLP and Hagans will serve as lead counsel on the ‘746 Litigation. In May 2006, the Court reset the ‘746 Litigation claims construction hearing date for November 9, 2006 and the trial date for May 14, 2007.  In April 2006 and September 2006, Forgent participated in court-ordered mediations with the defendants. The mediations were inconclusive and the Company is currently preparing for the upcoming claims construction hearing.  See Item 3 “Legal Proceedings” for more detail.  At any time during the litigation process, Forgent will consider any reasonable settlements with the defendants, if the settlement amount provides an appropriate value.

On November 16, 2005, the United States Patent and Trademark Office (the “USPTO”) received a petition to re-examine the ‘672 patent.  In January 2006, the USPTO granted the petition and subsequently issued its first office action on May 25, 2006.  This first action, which is not the final conclusion of the re-examination, confirmed 27 of the 46 claims in the ‘672 patent.  Forgent responded to this first office action.  The re-examination process is an extended process and Forgent is working directly with the USPTO to vigorously defend all of the claims, including those that were not initially upheld in the first office action.  The USPTO has not issued any additional office actions.  On June 20, 2006, the USPTO received a petition to re-examine the ‘746 patent and granted the petition on October 2, 2006.  Presently, the final results of the USPTO re-examination of the ‘672 patent and the ‘746 patent are uncertain.  If the USPTO examiner ultimately rejects some of the patents’ claims, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary.  Additionally, the ‘746 Litigation could be stayed, pending the results of the USPTO’s re-examination.  On September 29, 2006, Motorola, Inc. filed a motion to stay the ‘746 Litigation pending a re-examination of the ‘746 patent by the USPTO.  The Court has not yet ruled on this motion.  Any negative results from the re-examination would reduce the Company’s ability to negotiate settlements with defendants and licenses with potential licensees, which could materially and adversely affect Forgent’s licensing revenues.  The ultimate rejection of significant claims could have material and adverse consequences for Forgent.

Forgent expects it will incur approximately $2.0 million to $2.2 million during fiscal year 2007 to prepare for the ‘746 Litigation trial in May 2007.  Prior to the trial date, any negative results from the claims construction hearing, summary judgment motions, or the USPTO’s re-examination could significantly and adversely affect the Company’s ability to pursue with the litigation and/or negotiate license agreements related to the ‘746 patent.  However, management expects to achieve a return on its investment in excess of the total expenditures incurred to date prior to trial time, which is estimated to be approximately $3.0 million.  Additionally, Forgent is also currently investigating other patents for additional opportunities, including the sale of some or all of its remaining patents, except for the ‘746 patent and related patents.  Management believes the revenues to be generated from the remaining patent portfolio will be significantly less than those achieved to date by the ‘672 patent.

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

Software and Services Business

Software and services revenues were $1.0 million in fiscal year 2004, $2.0 million in fiscal year 2005 and $2.8 million in fiscal year 2006.  The increases were $1.0 million, or 97.4%, from 2004 to 2005, and $0.8 million, or 38.7%, from 2005 to 2006.  Software and services revenues represent 6.4%, 20.3% and 18.7% of total revenues for the years ended July 31, 2004, 2005 and 2006, respectively.  Revenues from this line of business include sales of Forgent’s NetSimplicity software, which includes Meeting Room Manager (“MRM”), Visual Asset Manager (“VAM”) and Resource Scheduler.  Also included in this segment’s revenues are software maintenance and professional services, such as add-on software customization, installation and training.

During the year ended July 31, 2006, Forgent’s NetSimplicity software and services revenues increased by $0.8 million due primarily to additional sales efforts and a reallocation of marketing program dollars in order to create more sales leads and optimize demand generation.  Approximately 30.4% of the $0.8 million increase is due to an increase in software revenues.  Although the number of software licenses sold in fiscal year 2006 was relatively consistent with the number of software licenses sold in fiscal year 2005, the number of large software orders significantly increased during fiscal year 2006.  Additionally, Forgent continued to proactively contact its existing customers of upcoming expirations on their maintenance and support contracts.  The pursuit of maintenance renewals, as well as the increase in software sales, led to additional sales of maintenance and support contracts, thereby increasing maintenance revenues by 78.6% during the year ended July 31, 2006, as compared to prior year.  Forgent also continued to provide more professional services and training in fiscal year 2006.  The additional software maintenance and professional services increased services revenues by $0.5 million.

During the year ended July 31, 2005, Forgent increased revenues from its NetSimplicity product line by $1.0 million, as compared to the year ended July 31, 2004.  The increased revenues are attributable to NetSimplicity’s new releases of MRM and VAM, expansion of NetSimplicity’s direct sales organization and the refinement of its marketing mix, including Internet marketing, direct marketing and print advertising.

Forgent currently has distribution partners in the United Kingdom, Switzerland and Australia.  During the year ended July 31, 2006, approximately 19.1% of the software and services revenues were generated from international customers.  Forgent will continue to target North American and international companies in the education, healthcare and legal industries, which generated approximately 43.2% of its software revenues during the year ended July 31, 2006.  Forgent will also continue to focus on sales to the enterprise sector of these industries.

In June 2006, the Company released Version 7.0 of MRM.  Features of this release, which include integration with Microsoft Outlook® and Microsoft Active Directory®, are designed to increase the appeal of MRM to larger corporate customers.  With the release of Version 7.0, management believes that the Company has a software product that meets the needs of its larger customers and that the Company will be able to accommodate the shift in demand for its products to larger enterprise customers during fiscal year 2007. In June 2006 Forgent also introduced MRM On Demand hosted services, which allow customers to use MRM without installing or maintaining the software on their own servers.  With less internal technical support required from the customers, Forgent expects On Demand to reduce customers’ barriers to adopting MRM.

Other

Other revenues were $22 thousand in fiscal year 2004.  Forgent did not have any other revenues in fiscal years 2005 or 2006. Other revenues represent 0.1% of total revenues for the year ended July 31, 2004.  During the year ended July 31, 2003, the Company provided subcontracting services on several integration projects to SPL Integrated Solutions (“SPL”), which had purchased Forgent’s integration business during fiscal year 2002.  During the first fiscal quarter of 2004, Forgent completed its final integration project and recorded $22 thousand in other revenues.  As of October 31, 2003, Forgent no longer provided subcontracting services on any integration projects to SPL and referred all of its integration customers directly to SPL.

Gross Margin

Consolidated gross margins were $8.0 million in fiscal year 2004, $2.9 million in fiscal year 2005 and $7.0 million in fiscal year 2006. The decrease was $5.1 million, or 64.1%, from 2004 to 2005. The increase was $4.1 million, or 143.9%, from 2005 to 2006.  Consolidated gross margin percentages were 50.4% for fiscal year 2004, 28.9% for fiscal year 2005 and 46.9% for fiscal year 2006.

For the years ended July 31, 2004, 2005 and 2006, the intellectual property segment generated 94.9%, 60.9% and 72.2% of the total gross margins, respectively.  The $4.1 million increase in gross margin, as well as the related increase in gross margin as a percentage of total revenues, for the year ended July 31, 2006, is due primarily to the $3.3 million increase in gross margin resulting from licensing revenues generated during fiscal year 2006.  Similarly, the $5.1 million decrease in gross margin, as well as the related decrease in gross margin as a percentage of total revenues, for the year ended July 31, 2005, is due primarily to the $5.8 million decrease in gross margin resulting from licensing revenues generated during fiscal year 2005.

Intellectual Property Licensing Business

Intellectual property gross margins were $7.5 million in fiscal year 2004, $1.7 million in fiscal year 2005 and $5.0 million in fiscal year 2006. The decrease was $5.8 million, or 77.0%, from 2004 to 2005.  The increase was $3.3 million, or 189.3% from 2005 to 2006.  Intellectual property gross margins represent 51.2%, 22.1% and 41.7% of total revenues for the years ended July 31, 2004, 2005 and 2006, respectively.

The cost of sales from the intellectual property licensing business relates to the legal fees incurred in successfully achieving licensing revenues as well as legal expenses incurred from legal counsel’s time in connection with the Company’s Patent Licensing Program. During fiscal year 2004, cost of sales from the intellectual property licensing business only included contingent legal fees, which were based on 50% of the licensing revenues received on signed agreements. In October 2004, Forgent terminated Jenkens & Gilchrist (“Jenkens”) and entered into an agreement with the law firm of Godwin Gruber, LLP (“Godwin”).  As a result of the change in legal counsel, Forgent’s cost of sales from the intellectual property licensing business during fiscal year 2005 included contingent legal fees of 50% of the licensing revenues received on signed agreements, which were paid to Jenkens, and legal expenses for time incurred by Godwin, which were 50% of Godwin’s standard hourly rate and then fixed at $0.2 million per month during the fourth fiscal quarter of 2005.  In October 2005, Forgent terminated Godwin and engaged Susman Godfrey, LLP.  Under the agreement with Susman, Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent reached $6.0 million in gross recoveries received on or after October 27, 2004, and a fixed monthly fee of $0.1 million for time incurred.  During the second fiscal quarter of 2006, Forgent reached $6.0 million in gross recoveries received since October 27, 2004.

As Forgent changed legal counsels, management negotiated terms, which reduced its cost of sales from the intellectual property segment.  In fiscal year 2006, contingent legal fees as a percentage of licensing revenues for the ‘672 patent was 44.8%, as compared to 51.0% and 50.0% for the 2005 and 2004 fiscal years, respectively.  Since the Company achieved $6.0 million in gross recoveries during the year ended July 31, 2006, Forgent is obligated to pay Jenkens only a 10% contingency fee on future licensing revenues from the ‘672 patent.  Additionally, under the current legal services agreement with Susman, Forgent’s legal expenses for legal counsels’ time incurred have decreased over prior year.  These reductions in legal expenses, as well as the increase in licensing revenues, led to the $3.3 million increase in gross margin from the intellectual property segment.

In April 2006, Forgent engaged Hagans and Bracewell to provide legal services related to the ‘746 Litigation.  Forgent agreed to pay Hagans and Bracewell 30% (15% to each law firm) of all license and litigation proceeds, net of expenses.  In May 2005, the Company engaged The Roth Law Firm, P.C. (“Roth”) to serve as local counsel in Marshall, Texas.  Forgent agreed to pay Roth 10% of all litigation proceeds related to the ‘746 Litigation.   Under these legal services agreements, Forgent does not pay any legal expenses for time incurred.  Therefore, when the Company obtains license agreements associated with its ‘746 patent, management anticipates achieving 60% gross margin on the related licensing revenues.

Software and Services Business

Software and services gross margins were $0.4 million in fiscal year 2004, $1.1 million in fiscal year 2005 and $1.9 million in fiscal year 2006.  The increases were $0.7 million, or 175.2%, from 2004 to 2005, and $0.8 million, or 73.2%, from 2005 to 2006.  Software and services gross margins represent 39.9%, 55.7% and 69.5% of total revenues for the years ended July 31, 2004, 2005 and 2006, respectively.

The cost of sales associated with the software and services business is relatively fixed and results primarily from the amortization of the Company’s purchased software development costs and intangible assets.  The purchased intangible assets were fully amortized during fiscal year 2005, which led to a slight decrease in cost of sales from the software segment during the year ended July 31, 2006.  The combination of the increase in software revenues and the decrease in cost of sales during fiscal year 2006 resulted in a 69.5% gross margin from the software segment, as compared to a 55.7% gross margin during fiscal year 2005.   During the year ended July 31, 2005, cost of sales from the software segment increased by $0.3 million, approximately 83.1% of which related to increased amortization of purchased software development costs.  Despite the increase in cost of sales, the increase in software and services revenues during fiscal year 2005 caused gross margin from the software segment to increase from 39.9% in fiscal year 2004 to 55.7%.

Due to the relatively fixed nature of the cost of sales, revenues generated from the software and services business directly affect gross margins. As Forgent generates more business from its software segment and as the Company fully amortizes the purchased software development costs during the first fiscal quarter of 2007, management expects gross margins from the software segment to continue improving.

Other

The cost of sales associated with other revenues during the year ended July 31, 2004 relate to the costs incurred to complete the Company’s remaining integration project.  The gross margin for the integration project during fiscal year 2004 was (9.1%).  Since Forgent no longer has any remaining integration projects as of July 31, 2004, the negative gross margin from this line of business will not affect the Company’s financial results in future periods.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $8.3 million in fiscal year 2004, $12.9 million in fiscal year 2005 and $10.3 million in fiscal year 2006. The increase was $4.6 million, or 55.6%, from 2004 to 2005. The decrease was $2.6 million, or 20.1%, from 2005 to 2006.  SG&A expenses were 52.2%, 129.8% and 69.0% of total revenues for the years ended July 31, 2004, 2005 and 2006, respectively.

During the year ended July 31, 2006, SG&A expenses decreased $2.6 million, as compared to the year ended July 31, 2005.  Legal expenses recorded as part of SG&A expenses, as opposed to legal expenses recorded as part of cost of sales, relate primarily to consultants’ fees, document production expenses and travel expenses.  The $2.6 million decrease is due primarily to a $2.5 million decrease in legal expenses, approximately 83.8% of which relates to legal expenses incurred during fiscal year 2005 to terminate Jenkens and to successfully defend the Company’s position in the lawsuit against the estate of a former director.  Similar expenses were not incurred during the year ended July 31, 2006.  Additionally, since significant document production expenses are usually incurred during the early phases of a litigation case, Forgent incurred less legal expenses related to the ‘672 patent during fiscal year 2006 than during fiscal year 2005.  Forgent initiated the ‘746 Litigation in July 2005.  Consequently, although legal expenses related to the ‘672 patent decreased during fiscal year 2006, this decrease was mostly offset by an increase in legal expenses related to the ‘746 patent.

The $4.6 million increase in SG&A expenses during the year ended July 31, 2005, as compared to the year ended July 31, 2004, is due to a $3.1 million increase in legal expenses and a $1.5 million increase in sales and marketing costs related to the NetSimplicity product line.  The $3.1 million increase in legal expenses primarily relates to costs incurred in the ‘672 Litigation, in the lawsuit against the estate of a former director and in responding to the Federal Trade Commission’s non-public inquiry.  Included in the $3.1 million is approximately $1.2 million in one-time expenses related to the termination of Jenkens.  The $1.5 million increase in sales and marketing costs resulted from the NetSimplicity’s sales and marketing teams being fully operational during the entire fiscal year 2005, as compared to their developmental stages during fiscal year 2004.

As Forgent continues to pursue licensing and litigating the ‘746 patent, significant legal fees and consulting expenses will continue to be incurred and may increase in fiscal year 2007.  However, management believes the Company has the necessary financial resources to support all of its current and upcoming licensing and litigation efforts.  Due to uncertainties inherent with litigation, management is unable to accurately predict the ultimate outcome and thus, there can be no assurances that the Company will be able to recover these costs.  Forgent will continue, however, to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.  In future periods, management expects its SG&A expenses to fluctuate as legal fees and consulting expenses are incurred during the various litigation milestones.

Research and Development

Research and development (“R&D”) expenses were $0.3 million in fiscal year 2004, $0.3 million in fiscal year 2005 and $0.6 million in fiscal year 2006. R&D expenses remained constant between fiscal years 2004 and 2005.  The increase was $0.3 million, or 94.3%, from 2005 to 2006.  R&D expenses were 2.0%, 3.2% and 4.1% of total revenues for the years ended July 31, 2004, 2005 and 2006, respectively.

During fiscal year 2006, Forgent continued developing its flagship software product, Meeting Room Manager, and accomplished several significant milestones.  In August 2005, Forgent introduced its Advanced Catering Management module, which provides multi-site enterprises the ability to integrate customized catering requests into their meeting scheduling process, on a site-by-site basis.  The Company completed development and released its German version of MRM 6.0 in September 2005.  In January 2006, Forgent released Version 6.5 of MRM, which featured a new Interactive Liquid Crystal Display (“LCD”) Solution module that enabled customers to view meeting room schedules and book rooms from touch-screen LCD panels that can be wall-mounted outside each conference room or placed on a common area reception desk.  Forgent’s development efforts culminated in June 2006 when the Company released a major new version, Version 7.0 of MRM, which includes new features to allow users to schedule MRM managed meeting rooms directly from Microsoft Outlook®, and to synchronize their MRM user lists and user group rights with Microsoft Active Directory®. These new features are designed to increase the appeal of MRM to larger corporate customers. Version 7.0 also contains other new features and enhancements requested by current customers.

The Company also continued to develop VAM throughout fiscal year 2006.  Forgent released version 5.5 of VAM in August 2005. A new VAM Enterprise edition, introduced with version 5.5, features new support for handheld barcode scanners, tablet PC input devices and other enhancements designed to meet the needs of large, multi-site organizations seeking to inventory and valuate all of their assets.  The need for such capacity arises when companies must comply with regulatory requirements, including the Sarbanes-Oxley Act, and/or in circumstances such as disaster recovery when companies must be able to show an inventory of all assets and their worth.

Forgent is beginning its development of a major new version, Version 6.0 of VAM and expects to release this new version during the third fiscal quarter of 2007.  During fiscal year 2007, the Company will continue to provide minor release updates of both MRM and VAM to address current customer requests.  Currently, the Company has secured resale or referral agreements with four digital signage vendors and is actively seeking additional digital signage vendor partners to expand its new “digital signage solutions” program for MRM.

R&D expenses during fiscal years 2004, 2005 and 2006 were incurred primarily due to efforts in developing MRM and VAM.  The $0.3 million increase in R&D expenses during fiscal year 2006 is due primarily to compensation expenses resulting from shifting of resources between the NetSimplicity’s sales and R&D teams in fiscal 2006.  Forgent will continue to develop scheduling and asset management solutions to assist businesses in streamlining their operations and improving meeting efficiencies in a simplified manner. As of July 31, 2006, the Company has formalized a group dedicated to providing maintenance and services.  Therefore, management anticipates R&D expenses for fiscal year 2007 to decrease.  The decrease in R&D expenses will be offset by a corresponding increase in cost of sales for the software segment.

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

During the second fiscal quarter of 2004, Forgent faced declining revenues related to its ALLIANCE software products and services and experienced increasing revenues related to its NetSimplicity software products and services.  Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated.  Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and NetSimplicity product lines and re-evaluated its strategy regarding growing revenues from this segment.  As a result, Forgent decided to cease actively marketing and selling its ALLIANCE software products and impaired the ALLIANCE assets.  Subsequently, during fiscal year 2005, Forgent divested its ALLIANCE operations (see Note 4, in the accompanying financial statements).

Pursuant to Statement of Financial Accounting Standards (“SFAS”) Statement No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts.  Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4.7 million in net capitalized software development costs and $0.2 million in equipment related to ALLIANCE.  Additionally, Forgent impaired $0.1 million of certain prepaid assets that specifically supported ALLIANCE.  Due to the decrease in software and services revenues and Forgent’s shift in its strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model.  As a result of this valuation, Forgent recorded a $5.0 million impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc.  The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform.  The $10.1 million impairment charge related to ALLIANCE was recorded to the Company’s Consolidated Statement of Operations as part of discontinued operations for the year ended July 31, 2004.

Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with Statement No. 142 and Statement No. 144.  These assets included fixed assets and intangible assets.  Based on the estimated positive future cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the year ended July 31, 2004.

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

Other Income (Expenses)

Other income (expenses) were ($0.5) million in fiscal year 2004, $0.4 million in fiscal year 2005 and $0.4 million in fiscal year 2006. The increases were $0.9 million, or 170.1%, from 2004 to 2005 and $52 thousand, or 14.2%, from 2005 to 2006. Other income (expenses) were (3.3%), 3.7% and 2.8% of total revenues for the years ended July 31, 2004, 2005 and 2006, respectively.

During the year ended July 31, 2004, the Company recorded $0.6 million in foreign currency losses associated with ceasing the operations of certain international entities.  These losses are the primary cause for the increase in other income during fiscal year 2005, as compared to fiscal year 2004.

Income Taxes

At July 31, 2006, the Company had federal net operating loss carryforwards of approximately $158.9 million, research and development credit carryforwards of approximately $5.3 million and alternative minimum tax credit carryforwards of approximately $0.3 million. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2007 through 2026, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely.

As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2004, 2005 and 2006. The valuation allowance increased by approximately $1.2 million during the year ended July 31, 2006 primarily due to operating losses not benefited and decreased by $4.4 million primarily due to a change in the Company’s expected state tax rate.  Approximately $7.5 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Loss from Discontinued Operations, Net of Income Taxes

During fiscal year 2005, Forgent sold assets related to its ALLIANCE software business and fully divested this business as of July 31, 2005 (see Note 4, in the accompanying financial statements).  Accordingly, the ALLIANCE software business has been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations were $18.6 million in fiscal year 2004 and $0.6 million in fiscal year 2005.  The Company did not conduct any business from this business line during fiscal year 2006. The increases were $18.0 million, or 96.5%, from 2004 to 2005 and $0.6 million, or 100.0%, from 2005 to 2006. Loss from discontinued operations were 117.2%, 6.5% and 0.0% of total revenues for the years ended July 31, 2004, 2005 and 2006.  The $18.0 million decrease during the year ended July 31, 2005 resulted from the fact that the Company ceased actively marketing its ALLIANCE software products as of January 31, 2004, yet still incurred expenses including $11.0 million for impairment and restructuring charges in fiscal year 2004.

Income on Disposal, Net of Income Taxes

During the year ended July 31, 2005, Forgent recorded $3.3 million in income upon selling assets related to its ALLIANCE software business and a $0.2 million loss, primarily related to severance expenses, upon divesting the ALLIANCE operations in the fourth fiscal quarter of 2005.

In fiscal year 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”), based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. During fiscal years 2004 and 2005, the

Company recorded $0.6 million and $1.0 million, respectively, in income from the disposal of its Services Business, which resulted from cash payments received from Gores in January 2004 and January 2005 related to the sale of the Services Business and the residual activity related to the disposal of the Services Business.

Net Loss

Net losses were $20.6 million, $6.6 million and $3.6 million in fiscal years 2004, 2005 and 2006, respectively. The decreases in loss were $14.0 million, or 68.2%, from 2004 to 2005 and $3.0 million, or 45.9%, from 2005 to 2006. Net losses were 130.3%, 66.3 and 23.9% of total revenues for the years ended July 31, 2004, 2005 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	For the year ended July 31,
	2004	2005	2006
	(in thousands)

Working capital	$18,593	$13,558	$11,113
Cash, cash equivalents and short-term investments	21,541	17,348	16,206
Cash provided by (used in) operating activities	7,308	(8,010)	(1,245)
Cash (used in) provided by investing activities	(1,659)	4,425	1,452
Cash provided by financing activities	18	348	138

Cash provided by operating activities was $7.3 million in fiscal year 2004; cash used in operating activities was $8.0 million in fiscal year 2005; and cash used in operating activities was $1.2 million in fiscal year 2006. The $1.2 million of cash used in operating activities during fiscal year 2006 was due primarily to $3.6 million in net loss from continuing operations, which was offset by a $2.1 million increase in accounts payable.  During fiscal year 2006, Forgent collected $11.6 million in accounts receivable from its intellectual property licensing business.  Management plans to continue utilizing these cash receipts for its Patent Licensing Program, especially due to the anticipated expenditures related to the ‘746 Litigation during fiscal year 2007, and to support its software operations.  As of July 31, 2006, Forgent’s average days sales outstanding was 15, a decrease from 48 days as of July 31, 2005.  Forgent’s ability to collect its accounts receivables from the intellectual property segment in the same quarter the licensing revenues are generated significantly contributes to this low average.  Additionally, Forgent’s ability to collect its accounts receivables from the software segment timely is evidenced by the fact that 6.0% of the Company’s trade receivables were aged out past 60 days as of July 31, 2006.

The $8.0 million of cash used in operating activities during fiscal year 2005 was due primarily to $10.0 million in net loss from continuing operations, which was offset by $1.5 million of non-cash depreciation and amortization expenses.  During fiscal year 2005, Forgent collected $4.4 million in accounts receivable from its intellectual property licensing business.  The $7.3 million of cash provided by operating activities during fiscal year 2004 was due primarily to the $8.4 million decrease in accounts receivable.  During fiscal year 2004, Forgent collected $15.6 million in accounts receivable from its intellectual property licensing business.  Additionally, the Company sold $1.7 million of its outstanding accounts receivable, without any recourse, to Silicon Valley Bank in order to maintain cash balances at levels considered appropriate by management. The Company received proceeds from Silicon Valley Bank of $1.7 million.

Cash used in investing activities was $1.7 million in fiscal year 2004; cash provided by investing activities was $4.4 million in fiscal year 2005; and cash provided by investing activities was $1.5 million in fiscal year 2006. The $1.5 million of cash provided by investing activities during fiscal year 2006 was due primarily to $1.5 million in cash received from maturities of short-term investments.  The $4.4 million of cash provided by investing activities during fiscal year 2005 was due primarily to $3.3 million in cash received from the sale of certain assets, including the ALLIANCE software suite, and $1.0 million in net sales of short-term investments.  The $1.7 million of cash used in investing activities during fiscal year 2004 was due primarily to $2.3 million in cash used to purchase certain assets and the operations of Network Simplicity Software Inc. and $0.6 million in net purchases of fixed assets, which were offset by $1.4 million in cash received from net sales and maturities of short-term investments.  Forgent manages its investment portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Additionally, the Company used the proceeds from its loans from Silicon Valley Bank to purchase equipment and fund operations.  As of July 31, 2006, Forgent had an additional $0.5 million available in notes payable from Silicon Valley Bank.  Additional notes payable obtained from Silicon Valley Bank would bear interest at prime plus 0.75% and require monthly installments over a three year term.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.   Forgent’s future minimum lease payments under all operating leases and payments on its notes payable as of July 31, 2006 are as follows:

	Payments Due By Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$22,663	$3,485	$6,920	$6,797	$5,461
Notes payable obligations	585	342	243	—	—
Total	$23,248	$3,827	$7,163	$6,797	$5,461

Approximately 98.6% of the Company’s operating lease obligations relates to its corporate office facility in Austin, Texas.  As of July 31, 2006, Forgent had $3.9 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $1.1 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.  Forgent’s current operations are not capital intensive and the Company purchased minimal fixed assets during the year ended July 31, 2006.  Approximately 43.4% of the purchases during fiscal year 2006 were for subtenant improvements as the Company subleased its vacated office space.  Management does not anticipate any significant purchases of fixed assets during fiscal year 2007.

Cash provided by financing activities was $18 thousand in fiscal year 2004; cash provided by financing activities was $0.3 million in fiscal year 2005; and cash provided by financing activities was $0.1 million in fiscal year 2006. The $0.1 million of cash provided by financing activities during fiscal year 2006 was due to $0.2 million in proceeds received from the issuance of the Company’s common stock, which was offset by $0.1 million in net payments related to the Company’s notes payable. The $0.3 million of cash provided by financing activities during fiscal year 2005 was due primarily to $0.4 million in proceeds received from the issuance of the Company’s common stock. The $18 thousand of cash provided by financing activities during fiscal year 2004 was due to $0.7 million in proceeds received from the issuance of the Company’s common stock, which was offset by $0.5 million purchase of treasury stock and $0.2 million in net payments related to the Company’s notes payable and capital leases.

Forgent’s stock repurchase program allows the Company to purchase up to 3.0 million shares of the Company’s common stock.  The shares repurchased under the program for the years ended July 31, 2004, 2005 and 2006 are as follows:

	Treasury Stock Repurchased
	(in thousands)
	2004	2005	2006

Number of shares	170	36	—
Total cost, including fees	$495	$89	$—

The shares repurchased by month during the last quarter of the fiscal year ended July 31, 2006 are as follows:

	Issuer Purchases of Equity Securities (in thousands except average price)
	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plans
May 1, 2006 - May 31, 2006	0	$0.00	0	1,210
June 1, 2006 - June 30, 2006	0	$0.00	0	1,210
July 1, 2006 - July 31, 2006	0	$0.00	0	1,210
Total	0	$0.00	0	1,210

As of July 31, 2006, the Company has repurchased 1,790,401 shares for approximately $4.8 million.  Management will periodically assess repurchasing additional shares during fiscal year 2007, depending on the Company’s cash position, market conditions and other factors.

As of July 31, 2006, Forgent’s principal sources of liquidity consisted of $16.2 million in cash and cash equivalents and the ability to generate cash from its intellectual property licensing business.  Management currently plans to utilize its cash balances as necessary to focus on the litigation efforts, continue licensing its intellectual property and fund its software operations.  Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under the “Risk Factors” in Item 1A.  There remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to the litigation, increased legal expense levels and other factors. Management believes that the Company has sufficient capital and liquidity to pursue its licensing and litigation efforts and to fund its current operations for the next 12 months.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, including its intangible assets, the loss and income from discontinued operations and the loss from its impairments. These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.   The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4,

“Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company’s technologies embodied in the ‘672 patent and its foreign counterparts as well as in the ‘746 patent.  Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and collection has been deemed probable.  Related costs are recorded as cost of sales.  The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred based upon legal counsel’s time.

Software and service revenue consists of software license and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Forgent sells multiple elements within a single sale.  The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company.  The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. During fiscal year 2006, VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately.   Prior to fiscal year 2006, VSOE of fair value for maintenance was based upon the renewal rate specified in each contract; VSOE of fair value for training and installation services was based on the prices charged for these services when sold separately; and VSOE of fair value for the software element was not available and thus, software revenue was recognized under the residual method.  Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element.  The establishment of VSOE of fair value for the software element during the year ended July 31, 2006 did not have a material impact on the Company’s consolidated financial statements.  Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year).  Revenue allocated to installation and training is recognized upon completion of these services.  The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Forgent is currently evaluating the effect that the adoption of Statement No. 157 will have on its financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Forgent is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. The standard also requires that a change in depreciation or amortization method for long-lived non-financial assets be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Thus, Forgent adopted this standard for accounting changes and corrections of errors made in fiscal year 2007, effective August 1, 2006.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forgent Networks, Inc.

We have audited the accompanying consolidated balance sheets of Forgent Networks, Inc. as of July 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2006, Forgent Networks, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment”.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forgent Networks, Inc. at July 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Austin, Texas
October 24, 2006

FORGENT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	JULY 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $650 and $543 at July 31, 2005 and 2006, respectively	$15,861	$16,206
Short-term investments	1,487	—
Accounts receivable, net of allowance for doubtful accounts of $1 and $13 at July 31, 2005 and 2006, respectively	471	714
Prepaid expenses and other current assets	266	274
Total current assets	18,085	17,194

Property and equipment, net	1,957	788
Intangible assets, net	33	4
Other assets	27	3
	$20,102	$17,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,856	$3,631
Accrued compensation and benefits	590	547
Other accrued liabilities	1,209	907
Notes payable, current portion	355	313
Deferred revenue	517	683
Total current liabilities	4,527	6,081

Long-term liabilities:
Deferred revenue	4	11
Other long-term obligations	2,280	1,777
Total long-term liabilities	2,284	1,788

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 26,967 and 27,163 shares issued, 25,177 and 25,373 shares outstanding at July 31, 2005 and 2006, respectively	269	271
Treasury stock at cost, 1,790 shares at July 31, 2005 and 2006, respectively	(4,815)	(4,815)
Additional paid-in capital	265,020	265,406
Accumulated deficit	(247,199)	(250,754)
Accumulated other comprehensive income	16	12
Total stockholders’ equity	13,291	10,120
	$20,102	$17,989

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE YEAR ENDED JULY 31,
	2004	2005	2006
REVENUES:
Intellectual property licensing	$14,806	$7,894	$12,105
Software and services	1,019	2,012	2,791
Other	22	—	—
Total revenues	15,847	9,906	14,896

COST OF SALES:
Intellectual property licensing	7,227	6,149	7,057
Software and services	612	892	851
Other	24	—	—
Total cost of sales	7,863	7,041	7,908

GROSS MARGIN	7,984	2,865	6,988

OPERATING EXPENSES:
Selling, general and administrative	8,266	12,858	10,271
Research and development	320	318	618
Impairment of assets	1,459	—	—
Amortization of intangible assets	41	50	28
Total operating expenses	10,086	13,226	10,917

LOSS FROM OPERATIONS	(2,102)	(10,361)	(3,929)

OTHER (EXPENSES) INCOME:
Interest income	213	405	506
Foreign currency translation	(625)	(15)	(12)
Interest expense and other	(110)	(24)	(76)
Total other (expenses) income	(522)	366	418

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(2,624)	(9,995)	(3,511)
Provision for income taxes	(22)	(16)	(44)
LOSS FROM CONTINUING OPERATIONS	(2,646)	(10,011)	(3,555)

Loss from discontinued operations, net of income taxes of $0, $0 and $0 for the years ended July 31, 2004, 2005 and 2006, respectively	(18,567)	(642)	—
Income on disposal, net of income taxes of $0, $0 and $0 for the years ended July 31, 2004, 2005 and 2006, respectively	573	4,085	—
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(17,994)	3,443	—

NET LOSS	$(20,640)	$(6,568)	$(3,555)

BASIC INCOME (LOSS) PER SHARE:
Loss from continuing operations	$(0.10)	$(0.40)	$(0.14)
(Loss) Income from discontinued operations	$(0.73)	$0.14	$0.00
Net loss	$(0.83)	$(0.26)	$(0.14)
DILUTED INCOME (LOSS) PER SHARE:
Loss from continuing operations	$(0.10)	$(0.40)	$(0.14)
(Loss) Income from discontinued operations	$(0.73)	$0.14	$0.00
Net loss	$(0.83)	$(0.26)	$(0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,731	24,959	25,294
Diluted	24,731	24,959	25,294

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	COMMON STOCK
	NUMBER OF SHARES		ADDITIONAL PAID-IN	TREASURY	ACCUMULATED	ACCUMULATED UNEARNED	OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS’
	OUTSTANDING	AMOUNT	CAPITAL	STOCK	DEFICIT	COMPENSATION	INCOME (LOSS)	EQUITY

BALANCE AT JULY 31, 2003	24,588	$261	$263,875	$(4,231)	$(219,991)	$(28)	$(632)	$39,254
Proceeds from stock issued under employee plans	453	5	694					699
Purchase of Treasury Stock	(170)			(495)				(495)
Stock compensation for Employees and consultants			13			(13)		—
Amortization of unearned Compensation						41		41
Net income					(20,640)
Comprehensive Income	0	0	0	0	0	0	641	(19,999)
BALANCE AT JULY 31, 2004	24,871	266	264,582	(4,726)	(240,631)	—	9	19,500
Proceeds from stock issued under employee plans	342	3	438					441
Purchase of Treasury Stock	(36)			(89)				(89)
Net loss					(6,568)
Comprehensive loss	0	0	0	0	0	0	7	(6,561)
BALANCE AT JULY 31, 2005	25,177	269	265,020	(4,815)	(247,199)	—	16	13,291
Proceeds from stock issued under employee plans	196	2	242					244
Stock compensation for Employees and consultants			144					144
Net loss					(3,555)
Comprehensive loss	0	0	0	0	0	0	(4)	(3,559)
BALANCE AT JULY 31, 2006	25,373	$271	$265,406	$(4,815)	$(250,754)	$—	$12	$10,120

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE YEAR ENDED JULY 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,646)	$(10,011)	$(3,555)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,252	1,537	1,258
Amortization of leasehold advance and lease impairments	(839)	(610)	(547)
Provision for doubtful accounts	110	12	33
Share-based compensation	—	—	144
Impairment of long-lived assets	2,037	—	—
Amortization of unearned compensation	41	—	—
Foreign currency translation loss	646	5	(8)
Gain on sale/disposal of fixed assets	(9)	(40)	(9)
Changes in operating assets and liabilities:
Accounts receivable	8,367	(84)	(343)
Prepaid expenses and other current assets	(174)	(56)	(324)
Accounts payable	(1,249)	439	2,089
Accrued expenses and other long term obligations	(343)	629	(237)
Deferred revenue	115	169	254
Net cash provided by (used in) operating activities	7,308	(8,010)	(1,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of discontinued operations / assets	—	3,305	—
Purchases of short-term investments	(4,873)	(1,787)	—
Sales and maturities of short-term investments	6,228	2,786	1,491
Purchases of property and equipment	(654)	(63)	(62)
Sales of property and equipment	35	44	11
Purchase of business, net of cash acquired	(2,323)	—	—
Collection of notes receivable, net of issuance	128	67	—
Change in other assets	(200)	73	12
Net cash (used in) provided by investing activities	(1,659)	4,425	1,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	699	441	244
Purchases of treasury stock	(495)	(89)	—
Payments on notes payable and capital leases	(556)	(405)	(403)
Proceeds from notes payable	370	401	297
Net cash provided by financing activities	18	348	138

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash (used in) provided by discontinued operations	(7,813)	3,347	—
Gain on sale of discontinued operations	—	(3,305)	—

Effect of translation exchange rates on cash	(4)	5	—
Net (decrease) increase in cash and cash equivalents	(2,150)	(3,190)	345
Cash and cash equivalents at beginning of period	21,201	19,051	15,861
Cash and cash equivalents at end of period	$19,051	$15,861	$16,206

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$57	$58	$83
Income taxes paid	185	—	26
Issuance of restricted stock to employees and consultants	13	—	144

The accompanying notes are an integral part of these consolidated financial statements

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

1.             THE COMPANY

Forgent Networks, Inc. (“Forgent” or the “Company”), a Delaware corporation incorporated in 1985, is a licensor of intellectual property and a provider of scheduling and asset management software solutions that enable organizations to schedule and manage their office environment effectively and efficiently.  Forgent’s intellectual property licensing business is derived from the Company’s Patent Licensing Program, which has been focused on generating license revenues related to the Company’s U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts as well as its U.S. Patent No. 6,285,746 (the “ ‘746 patent”).  Other patents are currently being investigated for additional licensing opportunities, including the sale of some or all of the Company’s remaining patents, except for the ‘746 patent and related patents.  Forgent’s software business includes software products and services from its NetSimplicity product line, which provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager, automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, creating reports and more.  The product enables customers to utilize the software within minutes of starting their deployment.  The Company also currently markets Visual Asset Manager, a web-based management tool that enables companies to efficiently inventory, track and manage their fixed, mobile and IT assets across the entire organization.

2.             SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.   The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which is currently focused on generating licensing revenues relating to the Company’s technologies embodied in the ‘672 patent and its foreign counterparts as well as in the ‘746 patent.  Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and collection has been deemed probable.  Related costs are recorded as cost of sales.  The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred based upon legal counsel’s time.

Software and service revenue consists of software license and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Forgent sells multiple elements within a single sale.  The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company.  The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. During fiscal year 2006, VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately.   Prior to fiscal year 2006, VSOE of fair value for maintenance was based upon the renewal rate specified in each contract; VSOE of fair value for training and installation services was based on the prices charged for these services when sold separately; and VSOE of fair value for the software element was not available and thus, software revenue was recognized under the residual method.  Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element.  The establishment of VSOE of fair value for the software element during the year ended July 31, 2006 did not have a material impact on the Company’s consolidated financial statements.  Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year).  Revenue allocated to installation and training is recognized upon completion of these services.  The Company’s training and installation services are not essential to the functionality of its products as such services can be provided by a third party or the customers themselves.

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

BASIS OF PRESENTATION

Forgent’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, the loss and income from discontinued operations and the loss from its impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased. All other investments not considered to be cash equivalents, including highly liquid investments with maturities greater than three months, are separately classified as short-term investments.  As of July 31, 2005 and 2006, the Company holds $650 and $543 in certificates of deposit to secure its note payable to Silicon Valley Bank, respectively.

SHORT-TERM INVESTMENTS

Short-term investments are carried at market value. Short-term investments consist of funds primarily invested in U.S. government agency securities and mature within one year of July 31, 2005. Forgent did not have any short-term investments as of July 31, 2006.  The carrying amounts of the Company’s short-term investments at July 31, 2005 and 2006 are as follows:

	2005		2006
		MARKET		MARKET
	COST	VALUE	COST	VALUE
U.S. Government Agency Securities	$1,487	$1,485	$—	$—
	$1,487	$1,485	$—	$—

The Company accounts for investment securities under Statement of Financial Accounting Standard (“SFAS”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Statement No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 2005, all investment securities were classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statement of Operations. As of July 31, 2005 and July 31, 2006, the Company had $2 and $0, respectively, in unrealized losses on available-for-sale securities. The Company did not realize any related losses or gains during the years ended July 31, 2004, 2005 and 2006, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and notes payable.  The current carrying amounts of these financial instruments approximate their fair market values because of the short-term nature of these instruments.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers.  This allowance is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Forgent’s bad debts have not been material and have been within management expectations.

CONCENTRATION OF CREDIT RISK

Forgent’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal or regulatory challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with pursuit of the program and other risks that could cause the Company’s results of operations to decline. Additionally, the ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007. Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies.  Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future.  However, Forgent will continue to enforce and pursue its rights through the legal system when necessary.

The Company grants credit to customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers, including third-party resellers, and their dispersion across several industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secured transactions when deemed necessary.

PROPERTY AND EQUIPMENT

Property and equipment, including software, furniture and equipment, are recorded at cost less accumulated depreciation. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems and engineering, and is recorded at manufactured cost, if the Company manufactured the asset or is recorded at cost, if purchased. Depreciation is recorded using the straight-line method over the estimated economic useful lives of the assets, which range from two to five years.  Property and equipment also includes leasehold improvements and capital leases, which are recorded at cost less accumulated amortization.  Amortization of leasehold improvements and capital leases is recorded using the straight-line method over the shorter of the lease term or over the life of the of the respective assets, as applicable. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic useful lives of its property and equipment and makes adjustments, if necessary, according to the latest information available.

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

Goodwill and other intangible assets with indefinite lives are no longer required to be amortized under SFAS Statement No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the Company reviewed its goodwill for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent used a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss was recognized in an amount equal to the excess during that fiscal period.  Forgent fully impaired its remaining goodwill during fiscal year 2004 and does not have any other intangible assets with indefinite lives.  Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are tested for impairment in accordance with SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In accordance with Statement No. 144, Forgent reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows.  Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in connection with the development of software products are accounted for in accordance with SFAS Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method.

The Company capitalized internal software development costs of $889 for the year ended July 31, 2004. Forgent has no current development projects that have reached technological feasibility and thus did not capitalize any internal software developments costs during fiscal years 2005 and 2006.  Amortization of capitalized software development costs for the year ended July 31, 2004 was $969.  No software development costs were amortized during fiscal years 2005 and 2006.  Amortization of capitalized software development costs was charged to cost of sales for the software segment.

During the year ended July 31, 2004, management decided to discontinue its efforts on its ALLIANCE software products and services.  As a result, the capitalized software development costs related to ALLIANCE were fully impaired and the Company recorded a $4,748 charge to cost of sales from discontinued operations.  No capitalized software development costs were impaired for the years ended July 31, 2005 or July 31, 2006.

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred.  Advertising expenses were $109, $76 and $20 for the years ended July 31, 2004, 2005 and 2006, respectively, and are recorded as part of sales and marketing expenses on the Consolidated Statements of Operations.

LEASE OBLIGATIONS

Forgent recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of July 31, 2005 and 2006, the Company had deferred rent liabilities of $61 and $62, respectively, all of which are classified in other long-term liabilities. The Company also recognizes capital lease obligations and records the underlying assets and liabilities on its Consolidated Balance Sheets. As of July 31, 2006, Forgent did not have any capital lease liabilities.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the assets and liabilities of these foreign subsidiaries are translated at current exchange rates at each balance sheet date. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Income and expenses from the foreign subsidiaries are translated using monthly average exchange rates. Net gains and losses resulting from foreign exchange transactions are included in other income and expenses and were not significant in fiscal years 2004, 2005 and 2006.

INCOME TAXES

The Company accounts for income taxes using the liability method under SFAS Statement No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized.

SHARE BASED COMPENSATION

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“No. 123R”). This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with APB Opinion No. 25, “ Accounting for Stock Issued to Employees.”  Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

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

The impact of adopting Statement No. 123R was an increase of $55 in selling, general and administrative expenses for the year ended July 31, 2006 and an increase of $55 in loss from operations, loss before income taxes and net loss for the year ended July 31, 2006. The adoption of Statement No. 123R had no impact on basic and diluted net loss per share for the year ended July 31, 2006.

The weighted average estimated grant date fair value, as defined by Statement No. 123R, for options granted under the company’s stock option plan during the year ended July 31, 2006 was $1.41 per share.  The weighted average estimated grant date fair value, as defined by Statement No. 123 for options granted under the company’s stock option plan during the year ended July 31, 2005 was $1.37 per share.

During the years ended July 31, 2004 and 2005 had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of Statement No.123,  “Accounting for Stock-Based Compensation,”  net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

		2004	2005
Net income (loss)
Net income (loss), as reported		$(20,640)	$(6,568)
Add:	Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	4
Deduct:	Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,413)	(1,158)
Net income (loss), pro forma		$(22,053)	$(7,722)

Basic earnings (loss) per common share:
As reported		$(0.83)	$(0.26)
Pro forma		$(0.89)	$(0.31)

Diluted earnings (loss) per common share:
As reported		$(0.83)	$(0.26)
Pro forma		$(0.89)	$(0.31)

The fair value of each award granted from Forgent’s stock option plans during the years ended July 31, 2004, 2005 and 2006 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2004	2005	2006

Expected volatility (based on historical data)	83.69%	79.09%	73.70%
Expected life in years	5.84	5.73	5.05
Risk-free interest rate	3.67%	3.90%	4.69%
Fair value per award	$1.99	$1.37	$1.41

As of July 31, 2006, $62 of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following 3.75 years and $43 of unrecognized compensation costs related to restricted stock is expected to be recognized over 1.33 years.

On September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005), most of which were fully vested. The new exercise price is $1.42. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value. The repricing resulted in a charge of $65 for the year ended July 31, 2006 based on the incremental fair value of the new options versus the fair value of the old options.

The Company issued 160 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the year ended July 31, 2006. The Company issued 94 shares of restricted common stock from its Restricted Stock Plan for the year ended July 31, 2006.

COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS Statement No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the years ended July 31, 2004, 2005 and 2006 are $19,999, $6,561 and $3,559, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Forgent is currently evaluating the effect that the adoption of Statement No. 157 will have on its financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Forgent is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. The standard also requires that a change in depreciation or amortization method for long-lived non-financial assets be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Thus, Forgent adopted this standard for accounting changes and corrections of errors made in fiscal year 2007, effective August 1, 2006.

3.             INTELLECTUAL PROPERTY LEGAL CONTRACTS

In October 2004, Forgent terminated Jenkens & Gilchrist (“Jenkens”), who previously served as lead counsel in the litigation of the Company’s U.S. Patent No. 4,698,672 (the “ ‘672 Litigation”).  In December 2004, Forgent entered into a Resolution Agreement with Jenkens, paid Jenkens $1,000 and agreed to pay them 50% of the first $6,000 in gross recoveries received on or after October 27, 2004 and 10% of all gross recoveries received thereafter.  In December 2004, Forgent also entered into a letter agreement with three law firms who previously served as local counsel in the ‘672 Litigation and paid them collectively $38.  As of July 31, 2006, the Company’s liability to Jenkens is 10% of future gross licensing and litigation proceeds.

In January 2005, Forgent engaged Godwin Gruber, LLP (“Godwin”) to represent the Company as lead counsel in its Patent Licensing Program. Under this agreement, as amended in May 2005, Forgent agreed to pay Godwin a contingency fee of 22% of all net proceeds received from licensing and litigation once total proceeds exceed $6,000, and a fixed monthly fee of $200 for time incurred.   Also in January 2005, Forgent entered into an agreement with The Roth Law Firm, P.C. (“Roth”) to represent the Company as local counsel in Marshall, Texas, related to the ‘672 Litigation.  This agreement with Roth was subsequently terminated in February 2005 when the Judicial Panel on Multidistrict Litigation ordered the actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California.

In October 2005, Forgent terminated Godwin and engaged Susman Godfrey, LLP (“Susman”) to serve as lead counsel in the ‘672 Litigation.  Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent received $6,000 in gross recoveries received on or after October 27, 2004.  Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116 for time incurred.

In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the litigation of the Company’s U.S. Patent No. 6,285,746 (the “ ‘746 Litigation”).  Hagans and Bracewell replaced Godwin and Hagans will serve as lead counsel on the ‘746 Litigation.  Forgent agreed to pay Hagans and Bracewell 30% (15% to each law firm) of all licensing and litigation proceeds, net of expenses.  In May 2005, the Company engaged Roth to serve as local counsel in Marshall, Texas.  Forgent agreed to pay Roth 10% of all litigation proceeds related to the ‘746 Litigation.

Legal expenses for the contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statements of Operations.  Cost of sales for the intellectual property licensing business for the years ended July 31, 2004, 2005 and 2006 were $7,227, $6,149 and $7,057, respectively.  Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the Consolidated Statements of Operations.  Other related legal expenses for the years ended July 31, 2004, 2005 and 2006 were $962, $3,467 and $2,034, respectively.

4.             DISCONTINUED OPERATIONS

During fiscal year 2004, Forgent experienced declining revenues related to its ALLIANCE software products and services and therefore decided to cease actively marketing and selling the ALLIANCE software products.  The ALLIANCE assets were fully impaired for the year ended July 31, 2004.  In November 2004, Forgent entered into an Asset Purchase Agreement and sold certain patents and other intellectual property and documentation related to the management and scheduling, planning and execution of audio, video and web conferencing to Tandberg Telecom AS (“Tandberg”), a wholly owned subsidiary of Tandberg ASA.  Included in this sale was Forgent’s ALLIANCE software suite.  Additionally, the Company licensed certain patents to Tandberg and released Tandberg from and agreed not to assert claims related to Forgent’s retained patents and intellectual property.  Forgent received $3,750 in cash upon closing in November 2004.  This transaction allowed the Company to simplify its business, focus on its core operations and generate additional cash.  Based on the estimated fair values of the items sold and licensed patents, the sale was recorded as $346 in intellectual property licensing revenues from continuing operations and $3,303 in gain, net of expenses, from discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2005.

Subsequent to the sale to Tandberg, management decided to discontinue its ALLIANCE operations.  During fiscal year 2005, Forgent exited its ALLIANCE business.  As part of this plan, Forgent entered into a Separation Agreement and Full and Final Release of Claims with Kenneth A. Kalinoski, former Vice President – Development and Chief Technology Officer who served as the leader of the ALLIANCE development operations. Pursuant to the terms of the Agreement, Mr. Kalinoski’s employment relationship with the Company was terminated, effective May 1, 2005.  Additionally, Forgent notified its ALLIANCE customers that the Company would no longer provide maintenance and support services for the ALLIANCE software after May 31, 2005.  Upon the disposal of the ALLIANCE business, Forgent recorded $231 in losses from discontinued operations for the year ended July 31, 2005.  Forgent did not conduct any business related to its ALLIANCE operations during fiscal year 2006.

In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”), based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm.  During fiscal year 2004, the Company received $573 from Gores for purchase price adjustments related to the sale.  During fiscal year 2005, Forgent received $1,013, which represented the final cash payment from Gores for indemnity claims held in escrow.

As a result of management’s decision to terminate the ALLIANCE operations and the sale of the Services Business, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. The operating results of the ALLIANCE operations and Services Business included in the Consolidated Statements of Operations for the fiscal years ended July 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006

Revenues from unaffiliated customers	$1,628	$198	$—
Loss from discontinued operations	(18,567)	(642)	—
Gain on disposal of discontinued operations	573	4,085	—

Since the ALLIANCE assets were fully impaired during fiscal year 2004 and since the Services Business was sold during fiscal year 2003, no net assets from Forgent’s discontinued operations are presented on the Consolidated Balance Sheets as of July 31, 2005 or as of July 31, 2006.

5.             ACQUISITION

During the beginning of fiscal year 2004, Forgent acquired substantially all of the assets and operations of Network Simplicity Software, Inc., a privately held provider of web-based scheduling solutions.   The acquired software products, targeted for small to medium sized businesses and departments or divisions of large enterprises, are sold under the Company’s NetSimplicity software product line.  This strategic acquisition allowed the Company to expand its market opportunities into the small to medium sized business market.

Forgent purchased Network Simplicity Software, Inc. for approximately $3,315, consisting of $2,115 in cash and assumed liabilities, and approximately $1,200 in potential future cash considerations.  The $2,115 was the amount recorded as the purchase price of the acquisition, which was accounted for as a purchase of assets.  Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition.   The intangible assets are being amortized using the straight-line method over their estimated lives of two to three years.

In April 2004, $358 of the potential future cash considerations was earned by the seller of Network Simplicity Software, Inc. (“Seller”), recorded as an adjustment to the purchase price and allocated to acquired software.  This contingent amount was paid in May 2004.  In October 2004, $678 of the potential future cash considerations was earned, recorded as an adjustment to the purchase price and allocated to the acquired software.  Approximately $105 of the $678 contingency amount was paid to the Seller.  In April 2005, Forgent entered into a Settlement Agreement with the Seller, in which the Seller delivered certain software code related to the original Asset Purchase Agreement and waived the remaining $578 payment and any additional payments tied to future contingencies.  Additionally, Forgent and the Seller mutually agreed to terminate the Asset Purchase Agreement and released all claims against each other related to this agreement.  As a result of the Settlement Agreement, $63 of intangible assets related to the Non-Compete Agreement was fully amortized.  Also, the purchase price and allocation to the acquired software were adjusted.  The following table shows the amounts assigned to each major asset and liability class:

	Initial
	Purchase
	Price
	Allocation	Adjustments	Total

Cash	$55	$—	$55
Accounts receivable, net	137		137
Prepaid expenses	3		3
Fixed assets	37		37
Intangible assets	425		425
Acquired software	1,570	463	2,033
Total Assets	$2,227	$463	$2,690

Accounts payable	15		15
Accrued liabilities	64		64
Deferred revenue	33		33
Total Liabilties	$112	$—	$112

Net Assets	$2,115	$463	$2,578

NetSimplicity’s results of operations since October 6, 2003 have been included in the Company’s Consolidated Statements of Operations.

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

During the second fiscal quarter of 2004, Forgent faced declining revenues related to its ALLIANCE software products and services and experienced increasing revenues related to its NetSimplicity software products and services.  Additionally, management learned that while indicators of demand existed for ALLIANCE, issues regarding price sensitivity, lengthy sales cycle and integration with enterprise infrastructures were preventing ALLIANCE from achieving the revenues that management originally anticipated.  Starting in January 2004, management reviewed its software segment, the related cash flows from its ALLIANCE and NetSimplicity product lines and re-evaluated its strategy regarding growing revenues from this segment.  As a result, Forgent decided to cease actively marketing and selling its ALLIANCE software products and impaired the ALLIANCE assets.  Subsequently during fiscal year 2005, Forgent divested its ALLIANCE operations (see Note 4).

Pursuant to SFAS Statement No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” and SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent evaluated the recoverability of its long-lived assets, including the equipment and capitalized software development costs, related to the ALLIANCE efforts.  Based on the projected negative cash flows related to ALLIANCE, Forgent fully impaired the $4,748 in net capitalized software development costs and $211 in equipment related to ALLIANCE.  Additionally, Forgent impaired $100 of certain prepaid assets that specifically supported ALLIANCE.  Due to the decrease in software and services revenues and Forgent’s shift in its strategy for its software segment, the Company was also required to perform an impairment analysis in accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets.” As part of the impairment analysis, Forgent determined the implied fair value of goodwill based on a discounted cash flow model.  As a result of this valuation, Forgent recorded a $5,042 impairment of its goodwill related to its acquisitions of Vosaic, LLC and Global Scheduling Solutions, Inc.  The technology obtained from these acquisitions supported the development efforts on ALLIANCE and its predecessor, Forgent’s Video Network Platform.  The $10,101 impairment charge related to ALLIANCE was recorded to the Company’s Consolidated Statement of Operations as part of discontinued operations for the year ended July 31, 2004.

Due to the change in focus of its software segment, Forgent also evaluated the recoverability of its intangible assets and long-lived assets related to its NetSimplicity product line in accordance with Statement No. 142 and Statement No. 144.  These assets included fixed assets and intangible assets.  Based on the estimated future cash flow related to NetSimplicity, Forgent did not record any impairment charge related to its NetSimplicity assets for the year ended July 31, 2004.

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

7.             LOAN IMPAIRMENT

During fiscal year 2002, Forgent sold the operations and certain assets, including the VTEL name, of its videoconferencing equipment business (“Products business”), which designed, manufactured and sold multi-media visual communication products.  The sale was made to VTEL Products Corporation (“VTEL”), a privately held company created by the former Vice-President of Manufacturing of the Products business and two other senior management members of the Products business. As a result of the sale, the Company received a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, and a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5,000. VTEL did not remit payment on its first subordinated promissory note as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company fully reserved the outstanding balances of both notes from VTEL.  The outstanding loan balance and the related reserve for loan losses as of July 31, 2005 and 2006 are as follows:

	July 31,
	2005	2006
Loan balance	$5,780	$5,780
Reserve for loan losses	(5,780)	(5,780)
	$—	$—

During the years ended July 31, 2004, 2005 and 2006, Forgent recorded $141, $0 and $0, respectively, in interest income related to the VTEL notes.  Due to the continued lack of payment and uncertainty of collection, the Company stopped accruing any interest on the VTEL notes during fiscal year 2004.  Although payment is considered doubtful, management continues to monitor VTEL and its operations in efforts to collect these outstanding notes receivables.

8.             RESTRUCTURING ACTIVITIES

During fiscal year 2004, Forgent streamlined its software operations to be more commensurate with its software revenue base and implemented a leaner cost structure, which included reducing headcount and closing certain sales offices to conform to the Company’s new operating structure. As a result of this restructuring, Forgent terminated 62 employees, or 58% of the workforce, which affected 33 employees in sales and marketing, 22 employees in research and development and seven employees in general and administrative functions.  The designated employees were terminated upon the announcement of the reduction and were assisted with outplacement support services and severance.  Additionally, Forgent closed its sales offices in McLean, Virginia and Houston, Texas.  In accordance with SFAS Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a one-time charge of $616 for termination benefits and $12 related to the office closings and reported the charge as part of discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2004.  The termination liability was completely paid during the first fiscal quarter of 2005.

9.             PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives are composed of the following:

	JULY 31,
	2005	2006

Software: 3 - 5 years	$2,914	$2,930
Furniture and equipment: 2-5 years	2,084	2,095
Internal support equipment: 2- 4 years	577	577
Capital leases: lease term or life of the asset	401	401
Leasehold improvements: lease term or life of the improvement	2,164	2,193
	8,140	8,196
Less accumulated depreciation	(6,183)	(7,408)
	$1,957	$788

The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. As of July 31, 2005, all capital leases were fully amortized.  Depreciation and amortization expenses relating to property and equipment were approximately $1,086, $1,312 and $1,229 for the years ended July 31, 2004, 2005 and 2006, respectively.

10.          NOTES PAYABLE

Notes payable at July 31, 2005 and 2006 consist of the following:

	2005	2006

Notes payable to Silicon Valley Bank in monthly installments through April 2009, bearing interest at prime plus 0.75%	$650	$543
Less: current maturities	(355)	(313)

Long-term notes payable	$295	$230

The notes payable to Silicon Valley Bank are secured by a certificate of deposit equal to the $543 balance as of July 31, 2006.  Also as of July 31, 2006, Forgent had an additional $457 available in notes payable from Silicon Valley Bank.  Additional notes payable obtained from Silicon Valley Bank would bear interest at prime plus 0.75% and require monthly installments over a three year term.

11.          STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PROGRAM

During fiscal years 2004, 2005 and 2006, the Company repurchased 170, 36 and 0 shares of its Common Stock for $495, $89 and $0 respectively. These purchased shares remained in treasury as of the end of fiscal year 2006.

STOCK AND STOCK OPTION PLANS

Forgent has three stock option plans, the 1989 Stock Option Plan (the “1989 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 1992 Director Stock Option Plan (the “1992 Plan”). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. Effective June 1999 the 1989 Plan expired and effective April 2006, the1996 Plan expired, whereby the Company can no longer grant options under the plans; however, options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to non-employee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $41, $4 and $144 for fiscal years ending July 31, 2004, 2005 and 2006.

As of July 31, 2006, Forgent had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options outstanding	1,373
Options available for future grant	4
Shares reserved	1,377

The following table summarizes activity under all Plans for the years ended July 31, 2004, 2005 and 2006.

		2004		2005		2006
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at the beginning of the year	4,268	$2.76	2,274	$2.71	1,557	$2.70
Granted	564	2.77	101	1.98	44	2.22
Exercised	(399)	1.54	(302)	1.32	(160)	1.41
Canceled	(2,159)	3.03	(516)	3.39	(68)	1.90

Outstanding at the end of the year	2,274	$2.71	1,557	$2.70	1,373	$1.64

Options exercisable at the end of the year	2,184	$2.74	1,472	$2.74	1,364	$1.63

Weighted average fair value of options granted during the year		$1.99		$1.37		$1.41

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT JULY 31, 2006	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT JULY 31, 2006	WEIGHTED- AVERAGE EXERCISE PRICE

$1.11 —$1.40	98	6.66	$1.29	98	$1.29
1.42 — 1.42	1,070	6.09	1.42	1,070	1.42
1.50 — 3.61	168	6.55	2.54	159	2.57
3.82 — 3.82	25	5.51	3.82	25	3.82
6.38 — 6.38	12	1.38	6.38	12	6.38

$1.11 —$6.38	1,373	6.13	$1.64	1,364	$1.63

Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed.  At July 31, 2006, options to purchase 1,329 shares were vested. At July 31, 2006, no unvested options had been exercised.  The total number of vested or expected to vest shares at July 31, 2006 were 1,356, with a weighted average exercise price of $1.63, weighted average remaining contractual life of 6.09 years and aggregate intrinsic value of $(1,650). The total intrinsic value of options exercised during the years ended July 31, 2004, 2005 and 2006 were $360, $154 and $231, respectively.

EMPLOYEE STOCK PURCHASE PLAN

On April 29, 1993, Forgent adopted an Employee Stock Purchase Plan (“Employee Plan”), which enables all employees to acquire Forgent stock under the plan. The Employee Plan authorizes the issuance of up to 1,350 shares of Forgent’s Common Stock. The Employee Plan allows participants to purchase shares of the Company’s Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 20 shares, 43 shares and 18 shares, respectively, for the years ended July 31, 2004, 2005 and 2006.

RESTRICTED STOCK PLAN

On December 17, 1998, the Company adopted a restricted stock plan (the “1998 Plan”). The 1998 Plan authorizes the issuance of up to one million shares of Forgent’s Common Stock to be used to reward, incent and retain employees. During fiscal year 2004 and 2006 the Company issued 35 and 94 shares under the 1998 Plan with a weighted-average grant date fair market value of $3.07 and $0.84 and recognized $41 and $24 in related expense, respectively.  No restricted stock was issued during fiscal year 2005.

A summary of the status of nonvested shares as of July 31, 2006, and changes during the year ended July 31, 2006, are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at August 1, 2005	—	$—
Granted	94	$0.84
Vested	(26)	$1.00
Forfeited	(8)	$1.73
Nonvested at July 31, 2006	60	$0.71

As of July 31, 2006, there was $43 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 0.8 years.  The total fair value of shares vested during the years ended July 31, 2004, 2005 and 2006 were $41, $0 and $24, respectively.

MODIFICATIONS TO OPTIONS

On June 21, 2005, the Board of Directors of the Company approved the acceleration of all unvested employee options.  The acceleration was done to increase employee morale and to reduce the option expense in future periods due to the Company’s adoption of SFAS Statement No. 123R, “Share-Based Payment.”

12.          DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $46, $17 and $28 for the years ended July 31, 2004, 2005 and 2006, respectively. These contributions were recorded as expenses in the Consolidated Statements of Operations.

13.          REVENUE CONCENTRATION

Thirty-three percent of the Company’s total revenue for the year ended July 31, 2006 was generated by one-time intellectual property license agreements with two companies.  Fifty-six percent of the Company’s total revenue for the year ended July 31, 2005 was generated by one-time intellectual property license agreements with two companies.  Seventy-two percent of the Company’s total revenue for the year ended July 31, 2004 was generated by one-time intellectual property license agreements with three companies.  The Company does not anticipate any additional intellectual property licensing revenue from these companies. Additionally, the U.S. ‘672 patent expires in October 2006 and its foreign counterparts expire in September 2007.

14.          EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 2004, 2005 and 2006.  Approximately 2,274 options, 1,557 options and 1,373 options in fiscal years 2004, 2005 and 2006, respectively, were not included in the computation of the dilutive stock options because the effect of such options would be antidilutive.

	2004	2005	2006

Weighted average shares outstanding – basic	24,731	24,959	25,294
Effect of dilutive stock options	—	—	—
Weighted average shares outstanding – diluted	24,731	24,959	25,294

Basic loss earnings per share — from continuing operations	$(0.10)	$(0.40)	$(0.14)
Basic income (loss) per share — from discontinued operations	(0.73)	0.14	0.00
Basic loss earnings per share – total	$(0.83)	$(0.26)	$(0.14)

Diluted loss earnings per share — from continuing operations	$(0.10)	$(0.40)	$(0.14)
Diluted income (loss) per share — from discontinued operations	(0.73)	0.14	0.00
Diluted loss earnings per share – total	$(0.83)	$(0.26)	$(0.14)

15.          FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 2004, 2005 and 2006:

	2004	2005	2006
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	22	16	44
Total current	22	16	44

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—

	$22	$16	$44

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at July 31, 2005 and 2006 are as follows:

	2005	2006
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$65	$39
Other	36	51
	101	90
Valuation allowance	(101)	(90)
Net current deferred tax assets	—	—

Noncurrent deferred tax assets
Net operating losses	57,331	54,394
Research and development credit carryforwards	5,352	5,263
Reserve on investment	2,164	1,988
Minimum tax credit carryforwards	280	280
Fixed assets	2,013	2,295
Charitable contributions	53	1
Impaired assets	584	384
Stock compensation	—	30
Other	79	78
	67,856	64,713
Valuation allowance	(67,856)	(64,713)
Net noncurrent deferred tax assets	—	—
Net current deferred tax asset	—	—
Net noncurrent deferred tax asset	$—	$—

At July 31, 2006, the Company had federal net operating loss carryforwards of approximately $158,865, research and development credit carryforwards of approximately $4,989 and alternative minimum tax credit carryforwards of approximately $280. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2007 through 2026, if not utilized. Minimum tax credit carryforwards do not expire and carry forward indefinitely.

As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2004, 2005 and 2006. The valuation allowance increased by approximately $1,225 during the year ended July 31, 2006 primarily due to operating losses not benefited and decreased by $4,379 primarily due to a change in the Company’s expected state tax rate.  Approximately $7,469 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2004, 2005 and 2006 primarily as a result of the following:

	2004	2005	2006

Computed at statutory rate	$(7,205)	$(3,398)	$(1,194)
State taxes, net of federal benefit	(739)	(299)	(14)
Foreign losses not benefited	14	34	14
Permanent items	86	3	15
R&D and AMT credits generated	(29)	—	—
Extraterritorial income benefit	(71)	—	—
Change in state rate	—	—	4,636
Tax carryforwards not benefited	7,966	3,676	(3,413)
	$22	$16	$44

16.          COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS & OTHER OBLIGATIONS

Forgent leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Additionally, the Company used the proceeds from its loans from Silicon Valley Bank to purchase equipment and fund operations.  As of July 31, 2006, Forgent had an additional $457 available in notes payable from Silicon Valley Bank. Any additional notes payable from Silicon Valley Bank will bear interest at prime plus 0.75% and require monthly installments over a three-year term. Forgent may periodically make other commitments and thus become subject to other contractual obligations.

Future minimum lease payments under all operating leases and payments on its notes payable, as of July 31, 2006 are as follows:

FISCAL YEAR ENDING:	OPERATING LEASE OBLIGATIONS	NOTES PAYABLE OBLIGATIONS

2007	$3,485	$342
2008	3,483	191
2009	3,437	52
2010	3,402	—
2011	3,395	—
Thereafter	5,461	—

TOTAL	$22,663	$585

Less amount representing interest		(42)
Net present value of future minimum payments		543
Less current portion of obligations		(313)

Long-term portion of obligations		$230

Total rent expense from continuing operations under all operating leases for the years ended July 31, 2004, 2005 and 2006 was $1,738, $1,874 and $2,014, respectively. During the years ended July 31, 2004, 2005 and 2006, the Company received $1,307, $1,699 and $1,986, respectively, in rental income under sub-leasing arrangements. These amounts offset against rental expense in the Consolidated Statements of Operations. Approximately 98.6% of Forgent’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas.  At July 31, 2006, future minimum lease payments receivable under non-cancelable sub-lease arrangements totaled $3,916 for all future years and sub-tenant deposits totaled $216.

As of July 31, 2006, the Company had a $573 liability remaining on its books related to a Tenant Improvement Allowance that was paid to the Company by the landlord for its Wild Basin property in Austin, Texas.  The liability is amortized monthly as a reduction in rental expense over the life of the lease on a straight-line basis.  Approximately $486 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.

As of July 31, 2006, Forgent had a $1,118 liability related to impairment charges for the economic value of the lost sublease rental income at its property in Austin, Texas.  The liability is amortized monthly as a reduction in rental expense based on the difference between the actual subtenant rental income and the expected subtenant rental income.  Approximately $782 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.  Additionally, Forgent recorded $62 as of July 31, 2006 as the lease escalation liability for its Austin, Texas property.   The liability related to impairment charges for the economic value of the lost sublease rental income at the Company’s property in King of Prussia, Pennsylvania, was fully amortized during fiscal year 2006.  As of July 31, 2006, Forgent no longer leases any office space in King of Prussia, Pennsylvania.

CONTINGENCIES

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation of United States Patent No. 4,698,672

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Incorporated (“CLI”), initiated litigation against multiple companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought.  The original defendants included Agfa Corporation; Apple Computer, Incorporated; AudioVox Corporation; AudioVox Electronics Corporation; Axis Communications, Incorporated; BancTec, Inc.; Canon USA; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Mitsubishi Digital Electronics American, Incorporated; Oce’ North America, Incorporated; PalmOne, Inc.; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; ScanSoft, Inc.; Thomson S.A.; TiVo Inc.; Toshiba Corporation; Xerox Corporation; Yahoo! Inc.; Acer America Corporation; Adobe Systems Incorporated; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Concord Camera Corporation; Creative Labs, Incorporated; Creo, Inc.; Creo Americas, Inc.; Google Inc.; Kyocera Wireless Corporation; Onkyo Corporation; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Sun Microsystems Inc.; and Veo Inc. Also included in the ‘672 Litigation is Microsoft Corporation. Forgent has since settled with defendants Adobe Systems, Inc.; Apple Computer, Incorporated; AudioVox Corporation; Axis Communications, Incorporated; BenQ America Corporation; Color Dreams, Inc.; JASC Software; Google Inc.; Macromedia, Inc.; ScanSoft, Inc.; Oce’ North America, Incorporated; Onkyo Corporation; Riverdeep, Incorporated; Xerox Corporation and Yahoo! Inc.

In three separate lawsuits filed in July, August and September of 2004, 30 of the above defendants sued CLI and Forgent in the United States District Court for Delaware, seeking declaratory relief that the ‘672 patent is not infringed, is unenforceable, and is invalid, among other claims for relief.   Additionally, in July and September 2004, Sun Microsystems, Inc. and Google, Inc. filed suit against CLI and Forgent in the San Jose and Oakland Divisions of the United States District Court for Northern California, seeking similar declaratory relief.  Forgent and CLI moved to stay, dismiss or transfer the Delaware actions, asserting that all such issues should be heard in the U.S. District for the Eastern District of Texas, Marshall Division, rather than in Delaware.

In September 2004, two defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL Panel”) requesting the court to transfer the ‘672 Litigation to either the Delaware or California courts, where the actions filed by the defendants are pending.  In October 2004, the Company filed its response opposing transfer of the ‘672 Litigation to Delaware or California and the remaining defendants filed a response joining in the motion to transfer the ‘672 Litigation to Delaware or California.  In February 2005, the MDL Panel ordered the actions related to the ‘672 Litigation to be centralized and transferred to the United States District Court for the Northern District of California for pre-trial proceedings.

In April 2005, Microsoft Corporation (“Microsoft”) sued CLI and Forgent in the United States District Court for the Northern District of California, seeking declaratory relief.  Also in April 2005, the Company initiated litigation against Microsoft in the United States District Court for the Eastern District of Texas, Marshall Division, seeking monetary damages, among other relief sought, for the infringement of the ‘672 patent.  In June 2005, Forgent filed a notice to dismiss its suit against Microsoft in the United States District Court for the Eastern District of Texas, Marshall Division, without prejudice, and a motion to dismiss or stay the Microsoft Corp. v. Forgent Networks, Inc. and CLI suit in the United States District Court for the Northern District of California.  Based on a

case management proceeding held on October 3, 2005, Microsoft was added to the ‘672 Litigation and subjected to the same court proceeding schedule as the other defendants.

On November 16, 2005, the Public Patent Foundation filed a petition with the United States Patent and Trademark Office (the “USPTO”) to re-examine the ‘672 patent.  In January 2006, the USPTO granted the petition and subsequently issued its first office action on May 25, 2006.  This first action, which is not the final conclusion of the re-examination, confirmed 27 of the 46 claims in the ‘672 patent.  Forgent responded to this first office action.  The re-examination process is an extended process and Forgent is working directly with the USPTO to vigorously defend all of the claims, including those that were not initially upheld in the first office action.   The USPTO has not issued any additional office actions.

On March 9, 2006, Forgent and the defendants in the ‘672 Litigation appeared before the United States District Court for the Northern District of California at a claims construction hearing.  Claims construction is the process by which specific terms in the patent are given precise meaning for the case.  On June 28, 2006, the Court issued its claims construction ruling, which favored the majority of the defendants’ claims construction. Specifically, the Court ruled the claims to be limited to video. As a result of the unfavorable claims construction ruling, Forgent pursued settlement negotiations with the remaining defendants. See Note 19 — Subsequent Events for the resolution of the ‘672 Litigation.

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

Litigation of United States Patent No. 6,285,746

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought.  The defendants are Cable One, Inc., a subsidiary of the Washington Post Company; Charter Communications, Inc.; Comcast Corporation; Cox Communications, Inc., a subsidiary of Cox Enterprises, Inc.; EchoStar Communications Corporation; The DIRECTV Group, Inc.; Time Warner Inc.; and their respective subsidiaries.  Forgent has since dismissed six defendants from the lawsuit since they had no operational role with respect to infringement: Cox Communications, Inc.; DIRECTV Group, Inc.; DIRECTV Enterprises, LLC; DIRECTV Operations, LLC; EchoStar Communications Corporation; and EchoStar DBS Corporation.  No settlements accompanied these dismissals and there have been no other settlements to date in this litigation.   The ‘746 litigation has since been moved to the United States District Court for the Eastern District of Texas, Tyler Division.

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

On April 6, 2006, Forgent participated in a court-ordered mediation with the defendants.  In May 2006, the Court ordered another mediation proceeding, which was held on September 11, 2006.  Both mediations were inconclusive.  The Court has reset the ‘746 Litigation claims construction hearing date for November 9, 2006 and the trial date for May 14, 2007 in the Tyler Division of the United States District Court for the Eastern District of Texas.

On June 20, 2006, Motorola, Inc. filed a petition with the USPTO to re-examine the ‘746 patent.  On October 2, 2006, the USPTO granted the petition and ordered an inter partes re-examination of the ‘746 patent.  Forgent anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent and is currently waiting for the USPTO’s first office action.

On July 18, 2006 the defendants in the ‘746 Litigation filed a motion for summary judgment against Forgent, asserting that the ‘746 patent claims are invalid based on alleged indefiniteness in the patent’s claims.  This motion for summary judgment is set for hearing on November 9, 2006.  On September 29, 2006, Motorola, Inc. filed a motion to stay the ‘746 Litigation pending the re-examination of ‘746 patent by the USPTO.  The Court has not yet ruled on either of these motions.

17.          SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: intellectual property licensing and software and services. Forgent’s intellectual property licensing business is currently focused on generating licensing revenues relating to the Company’s technologies embodied in U.S. Patent No. 4,698,672 and its foreign counterparts as well as in U.S. Patent No. 6,285,746.  Forgent’s software and services business currently provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services. The ALLIANCE operations, which were included in the software segment during fiscal years 2004 and 2005, are accounted for as discontinued operations in the consolidated financial statements.  The accounting policies of Forgent’s reportable segments are the same as those described in Note 2.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating (loss) income for the years ended July 31, 2004, 2005 and 2006:

	Intellectual Property Licensing	Software & Services	Corporate & Other	Total

For the year ended July 31, 2006
Revenues from unaffiliated customers	$12,105	$2,791	$—	$14,896
Gross margin	5,048	1,940	—	6,988
Operating income (loss)	1,458	(1,864)	(3,523)	(3,929)

For the year ended July 31, 2005
Revenues from unaffiliated customers	$7,894	$2,012	$—	$9,906
Gross margin	1,745	1,120	—	2,865
Operating income (loss)	(3,134)	(2,136)	(5,091)	(10,361)

For the year ended July 31, 2004
Revenues from unaffiliated customers	$14,806	$1,019	$22	$15,847
Gross margin	7,579	407	(2)	7,984
Operating income (loss)	5,113	(1,366)	(5,849)	(2,102)

Revenue and long-lived assets related to operations in the United States and foreign countries for the three fiscal years ended July 31, 2006 are presented below.

	FOR THE YEAR ENDED JULY 31,
	2004	2005	2006

Revenue from unaffiliated customers:
United States	$10,351	$8,999	$10,477
Foreign	5,496	907	4,419
	$15,847	$9,906	$14,896

Long-lived assets at the end of year:
United States	$3,512	$1,996	$783
Foreign	37	21	12
	$3,549	$2,017	$795

18.          QUARTERLY INFORMATION (UNAUDITED)

The following tables contain selected unaudited consolidated statements of operations and earnings (loss) per share data for each quarter during fiscal years 2006 and 2005.

	FOR THE THREE MONTHS ENDED
	31-Oct-05	31-Jan-06	30-Apr-06	31-Jul-06

Total revenues	$3,647	$4,351	$2,538	$4,360

Gross margin from continuing operations	$1,366	$2,073	$1,178	$2,371

Gross margin from discontinued operations	$—	$—	$—	$—

Net (loss) income	$(1,382)	$(480)	$(1,431)	$(262)
Basic (loss) income per share	$(0.05)	$(0.02)	$(0.06)	$(0.01)
Diluted (loss) income per share	$(0.05)	$(0.02)	$(0.06)	$(0.01)

	FOR THE THREE MONTHS ENDED
	31-Oct-04	31-Jan-05	30-Apr-05	31-Jul-05

Total revenues, as reported	$6,455	$1,583	$1,183	$879
ALLIANCE software revenue - discontinued operations in fourth fiscal quarter of 2005	97	67	30	—
Restated total revenues	$6,358	$1,516	$1,153	$879

Gross margin from continuing operations, as reported	$3,322	$(180)	$(81)	$(1)
ALLIANCE margin - discontinued operations in fourth fiscal quarter of 2005	97	67	31	—
Restated gross margin from continuing operations	$3,225	$(247)	$(112)	$(1)

Gross margin from discontinued operations	$97	$67	$30	$4

Net (loss) income	$388	$231	$(4,291)	$(2,896)
Basic (loss) income per share	$0.02	$0.01	$(0.17)	$(0.12)
Diluted (loss) income per share	$0.02	$0.01	$(0.17)	$(0.12)

19.          SUBSEQUENT EVENTS (UNAUDITED)

On October 2, 2006, the USPTO granted a petition and ordered an inter partes re-examination of the ‘746 patent.  Forgent anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent and is currently waiting for the USPTO’s first office action.

On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation: ACER, Incorporated, Agfa-Gevaert N.V., BancTec, Inc., Canon Inc., Concord Camera Corp., Creative Technology, Ltd., Dell Inc., Eastman Kodak Company and Creo, Inc., FUJIFILM Holdings Corporation, Fujitsu Limited, Gateway, Inc., Hewlett Packard Company, International Business Machines Corporation, Kyocera Corporation, Matsushita Electric Industrial Co., Ltd., Microsoft Corporation, Mitsubishi Electric Corporation, Palm, Inc., Ricoh Company, Ltd., Sun Microsystems, Inc., Thomson, Inc., TiVo Inc., and Toshiba Corporation.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8,000.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.  Going forward, the Company believes its ability to garner additional licensing revenues from non-defendants related to the ‘672 patent is substantially concluded.

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

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2006.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the year ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation: ACER, Incorporated, Agfa-Gevaert N.V., BancTec, Inc., Canon Inc., Concord Camera Corp., Creative Technology, Ltd., Dell Inc., Eastman Kodak Company and Creo, Inc., FUJIFILM Holdings Corporation, Fujitsu Limited, Gateway, Inc., Hewlett Packard Company, International Business Machines Corporation, Kyocera Corporation, Matsushita Electric Industrial Co., Ltd., Microsoft Corporation, Mitsubishi Electric Corporation, Palm, Inc., Ricoh Company, Ltd., Sun Microsystems, Inc., Thomson, Inc., TiVo Inc., and Toshiba Corporation.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8,000.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.  Going forward, the Company believes its ability to garner additional licensing revenues from non-defendants related to the ‘672 patent is substantially concluded.

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

Kathleen A. Cote, age 57, has served as a director of the Company since December 1999. Ms Cote is currently an advisor and Board member for technology companies. From May 2001 through June 2003, she was chief executive officer of Worldport Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May 2001. From November 1996 to January 1998, Ms. Cote served as chief executive officer of Computervision Corporation, an international provider of software for data management and product development software and services. From November 1986 to November 1996, she held various senior management positions with Computervision Corporation. In January 1998, Computervision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of Western Digital Corporation. (1) (3)

James H. Wells, age 59, has served as a director of the Company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc. (1) (2) (3)

Lou Mazzucchelli, age 50, has served as a director of the Company since February 2002. He is currently a venture partner at Ridgewood Capital, a venture capital firm focusing its investments in the information technology industry. Prior to joining Ridgewood Capital in 2001, Mr. Mazzucchelli was an investment banker at Gerard Klauer Mattison in New York, which he joined in 1996 as a PC and digital media technology analyst. Previously, Mr. Mazzucchelli spent 13 years leading Cadre Technologies, a pioneering computer-aided software engineering tools company that he founded in 1982 and grew to become one of the top 50 U.S. independent software vendors before its sale in 1986. (2) (3)

Richard J. Agnich, age 63, has served as a director of the Company since March 2003. He is currently an advisor to technology start-ups, is a trustee of Austin College and chair of the Entrepreneurs Foundation of North Texas. Mr. Agnich is also currently serving as a director of ST Assembly Test Services, Ltd. (STTS, NASDAQ), a leading semiconductor test and assembly service provider headquartered in Singapore. Prior to his retirement in 2000, Mr. Agnich served as senior vice president, general counsel and secretary and various other positions at Texas Instruments Incorporated since 1973. (3)

Ray R. Miles, age 54, has served as a director of the Company since March 2003. He is currently president of Rajko Associates, a company that provides consulting services on corporate strategy. From 2001 to 2002, Mr. Miles served as the president of Communications Services, a service line of the Operations Solutions business of EDS, Inc. Prior to joining Communications Services, Mr. Miles was a business manager and manager of software strategy at Texas Instruments from 1999 to 2001.  From 1996 to 1999, Mr. Miles served as a branch manager and then Chief Operating Officer of Deutsche Telekom Alliance, a strategic alliance between Texas Instruments Incorporated and Deutsche Telekom Alliance. (1) (3)

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

(3)          Independent board member as determined by the Board of Directors of the Company

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and NASDAQ. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by the Company’s officers, directors, and 10% Stockholders in fiscal 2006.

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table summarizes certain information regarding compensation paid or accrued during each of the Company’s last three fiscal years to the Company’s chief executive officer and each of the Company’s other two executive officers, also referred to as the named executive officers.

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards
					Restricted	Securities	All
	Period		Bonus and	Other Annual	Stock	Underlying	Other
	Ended		Commissions	Compensation	Awards	Options/SARs	Compensation
Name and Principal	July 31	Salary ($)	($)	($)(1)	($)	(#)	($)(2)

Richard N. Snyder	2006	300,000	-0-	-0-	-0-	-0-	4,674
Chief Executive Officer	2005	300,000	-0-	-0-	-0-	-0-	4,674
and President	2004	300,000	33,375	-0-	-0-	-0-	2,670

Jay C. Peterson	2006	207,917	-0-	-0-	-0-	-0-	1,411
Chief Financial	2005	200,000	7,236	-0-	-0-	-0-	1,347
Officer and Vice	2004	196,250	-0-	-0-	-0-	30,000	1,840
President, Finance

Nancy L. Harris	2006	200,003	-0-	-0-	-0-	-0-	1,141
Vice President, Software	2005	184,380	-0-	-0-	-0-	-0-	1,024
	2004	168,750	-0-	-0-	-0-	-0-	900

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

STOCK OPTION GRANTS DURING FISCAL 2006

The following table sets forth information with respect to grants of options to purchase common stock pursuant to the Company’s equity plans to the Company’s chief executive officer and the named executive officers reflected in the Summary Compensation Table above. No stock appreciation rights (“SARs”) were granted during fiscal 2006, and none were outstanding as of July 31, 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Potential Realizable Value of Assumed
Annual Rates of Stock Price Appreciation
	Individual Grants					for Option Term (1)
	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base		Expiration
Name	Granted (#)	Fiscal Year	Price ($/Sh)		Date	0%($)	5%($)	10%($)

Richard N. Snyder	-0-	-0-	-0-		N/A	-0-	-0-	-0-
Jay C. Peterson	-0-	-0-	-0-		N/A	-0-	-0-	-0-
Nancy L. Harris	-0-	-0-	-0-		N/A	-0-	-0-	-0-
All employee options	48,350	100	2.22	(2)	N/A	N/A	61,221	155,146
All stockholders (3)	N/A	N/A	N/A		N/A	N/A	35,424,319	89,772,180
Optionee gains as% of all stockholder gains	N/A	N/A	N/A		N/A	N/A	0.17%	0.17%

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

(2)                                  Weighted average grant price of all stock options granted to employees in fiscal 2006.

(3)                                  Appreciation for all stockholders is calculated using the average exercise price for all employee optionees of $2.22 granted during fiscal 2006, and using the number of shares of the Company’s common stock outstanding on July 31, 2006 of 25,372,932.

AGGREGATED STOCK OPTION/SAR EXERCISES DURING FISCAL YEAR 2006 AND STOCK OPTIONS/SAR VALUES AS OF JULY 31, 2006

The following table sets forth information with respect to the Company’s chief executive officer and the named executive officers concerning the exercise of options during fiscal year 2006 and unexercised options held as of July 31, 2006.

Aggregate Option/SAR Exercises in Last Fiscal Year

and FY-End Option/SAR Values (1)

			Number of Securities		Value of Exercised
			Underlying Unexercised Options/ SARs at		In-the-Money Options/SARs
	Shares		Fiscal Year End (#)		at Fiscal Year End ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard N. Snyder	-0-	-0-	454,933	454,933	-0-	-0-
Jay C. Peterson	52,325	73,976	224,375	224,375	-0-	-0-
Nancy L. Harris	-0-	-0-	150,168	150,168	-0-	-0-

(1)          All options held by the Company’s chief executive officer and the named executive officers were granted under the Company’s 1989 Stock Option Plan or the Company’s 1996 Stock Option Plan. All options granted under the 1989 Stock Option Plan and the 1996 Stock Option Plan are immediately exercisable. However, the Company can repurchase shares issued upon exercise of those options, at the exercise price, to the extent of the number of shares that have not vested if the optionee’s employment terminates before all of the optionee’s option shares become vested. The amounts under the headings entitled “Exercisable” reflect vested options as of July 31, 2006, and the amounts under the headings entitled “Unexercisable” reflect option shares that have not vested as of July 31, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is or has been an officer or employee of the Company or any of the Company’s subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K (Certain Relationships and Related Transactions).

DIRECTOR COMPENSATION

During fiscal 2006, each non-employee director was paid a retainer of $3,000 for each quarter. Additionally, each non-employee director was paid $1,000 for the regularly scheduled and special meetings of the board of directors he or she attended and $250 for participation in each telephonic meeting that is not considered a regularly scheduled or special meeting of the board of directors. Total director fees earned in fiscal 2005 were $89,000.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has only one outstanding class of equity securities, its common stock, par value $.01 per share. The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock, as of July 31, 2006, by:

•                  each person who is known by the Company to beneficially own more than five percent of the Company’s common stock;

•                  each of the Company’s directors at such date and the named executive officers; and

•                  all directors and officers as a group.

	Shares Beneficially
	Owned (1)(2)
Name and Address of Beneficial Owner	Number		Percent

Dimensional Fund Advisors Inc.	1,368,858		5.39%
1299 Ocean Avenue, Santa Monica, CA 90401
Richard N. Snyder	943,655	(3)	3.65%
Kathleen A. Cote	67,938	(4)	*
James H. Wells	118,938	(5)	*
Lou Mazzucchelli	56,383	(6)	*
Richard J. Agnich	46,105	(7)	*
Ray R. Miles	50,105	(8)	*
Jay C. Peterson	261,942	(9)	1.02%
Nancy L. Harris	204,829	(10)	*
All directors and officers as a group (8 persons)(3)(4)(5)(6)(7)(8)(9)(10)	1,749,895	(11)	6.61%

*      Indicates ownership of less than 1% of the Company’s common stock.

(1)                                  Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of the Company’s common stock issuable upon exercise of certain outstanding options within 60 days after July 31, 2006.

(2)                                  Except for the percentages of certain parties that are based on presently exercisable options, which are indicated in the following footnotes to the table, the percentages indicated are based on 25,372,932 shares of the Company’s common stock issued and outstanding on July 31, 2006. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

(3)                                  Consists of 488,722 shares held by Mr. Snyder directly and 454,933 shares which Mr. Snyder may acquire upon the exercise of options within 60 days after July 31, 2006.

(4)                                  Consists of 23,772 shares held by Ms. Cote directly and 44,166 shares which Ms. Cote may acquire upon the exercise of options within 60 days after July 31, 2006.

(5)                                  Consists of 74,772 shares held by Mr. Wells directly and 44,166 shares which Mr. Wells may acquire upon the exercise of options within 60 days after July 31, 2006.

(6)                                  Consists of 12,772 shares held by Mr. Mazzucchelli directly and 43,611 shares, which Mr. Mazzucchelli may acquire upon the exercise of options within 60 days after July 31, 2006.

(7)                                  Consists of 12,772 shares held by Mr. Agnich directly and 33,333 shares, which Mr. Agnich may acquire upon the exercise of options within 60 days after July 31, 2006.

(8)                                  Consists of 12,772 shares held by Mr. Miles directly and 33,333 shares which Mr. Miles may acquire upon the exercise of options within 60 days after July 31, 2006.

(9)                                  Consists of 37,567 shares held by Mr. Peterson directly and 224,375 shares which Mr. Peterson may acquire upon the exercise of options within 60 days after July 31, 2006.

(10)                            Consists of 54,661 shares held by Ms. Harris directly and 150,168 shares which Ms. Harris may acquire upon the exercise of options within 60 days after July 31, 2006.

(11)                            All options held by the Company’s chief executive officer and the named executive officers were granted under the 1989 Stock Option Plan or the 1996 Stock Option Plan. Pursuant to these stock option plans, all options granted thereunder are immediately exercisable; however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees’ employment terminates prior to all such optionees’ options becoming vested.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of July 31, 2005 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A		B		C
Number of Securities Remaining
Available for Future Issuance
	Number of Securities to be		Weighted Average		Under Equity Compensation
	Issued upon Exercise of Outstanding		Exercise Price of Outstanding		Plans (Excluding Securities Reflected
Plan Category	Options		Options		in Column A)
Equity Compensation Plans Approved by Shareholders (1)	1,373,476	(3)	$1.64	(3)	804,337	(4)
Equity Compensation Plans Not Approved by Shareholders (2)	-0-		$ N/A		-0-

Total	1,373,476		$1.64		804,337

(1)          Consists of the 1989 Stock Option Plan, the 1992 Director Stock Option Plan, the 1996 Stock Option Plan, the Restricted Stock Plan and the Employee Stock Purchase Plan.

(2)          All of the Company’s equity compensation plans have been previously approved by the Company’s shareholders.

(3)          Excludes purchase rights accruing under the Company’s Restricted Stock Plan and Employee Stock Purchase Plan which have a combined shareholder approved reserve of 800.689 shares. Under the Employee Stock Purchase Plan, each eligible employee may purchase up to 2,500 shares per quarter (but in no case can the participant contribute more than 15% of base pay) of common stock at quarterly intervals on the last day of the calendar quarter (i.e. March, June, September, and December) each year at a purchase price per share equal to 85% of the lower of (i) the average selling price per share of common stock on the first day of the quarter or (ii) the average selling price per share on the quarterly purchase date.

(4)          Includes shares available for future issuance under the Employee Stock Purchase Plan and the Restricted Stock Plan. As of July 31, 2006, 92,559 shares of common stock were available for issuance under the Employee Stock Purchase Plan and 708,090 shares of common stock were available for issuance under the Restricted Stock Plan.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2006 Forgent did not engage in any business relationships or related transactions:

•      with any director, executive officer, holder of more than five percent of Forgent’s common stock or any member of their families which would result in a direct or indirect material interest, and

•      in which such amount exceeds $60,000.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The Company incurred fees in the amount of $210,000 and $200,000 for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s 10-Qs, for the fiscal years ended July 31, 2006 and 2005, respectively. The services included work generally only the independent registered public accounting firm can reasonably be expected to provide, such as those in connection with statutory and regulatory filings.

AUDIT – RELATED FEES

The Company incurred fees in the amount of $32,000 and $53,150 for professional audit services rendered by Ernst & Young LLP related principally to the audits of employee benefit plans, Sarbanes-Oxley compliance and merger and acquisition due diligence, for the fiscal years ended July 31, 2006 and 2005, respectively.

TAX FEES

The Company incurred $0 and $0 for professional tax services rendered by Ernst & Young LLP during the fiscal years ended July 31, 2006 and 2005, respectively.

OTHER FEES

All fees paid to Ernst & Young LLP by the Company are reported under the fee categories listed above. There were no other fees incurred during the fiscal year ended July 31, 2006. The Audit Committee has determined that the provision of services covered by the two preceding paragraphs is compatible with maintaining the independent auditors’ independence from the company.

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

FORGENT NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

	BALANCE AT BEGINNING OF YEAR	PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE		WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE		BALANCE AT END OF YEAR
	(in thousands)
Accounts receivable – Allowances for Doubtful accounts

Year ended July 31, 2004	—	332	(1)	(306	) (2)	26	(3)
Year ended July 31, 2005	26	13	(4)	(38	) (5)	1
Year ended July 31, 2006	1	33		(21)		13

(1)          Approximately $10 of the provision for doubtful accounts receivable was recorded as part of continuing operations and approximately $322 of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations for the year ended July 31, 2004.

(2)          All of the write-offs during fiscal year 2004 relate to the Company’s discontinued operations.

(3)          Approximately $10 of the Allowance for Doubtful Accounts relate to accounts receivable from continuing operations on the Consolidated Balance Sheet as of July 31, 2004.

(4)          Approximately $12 of the provision for doubtful accounts receivable was recorded as part of continuing operations and approximately $1 of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations for the year ended July 31, 2005.

(5)          Approximately $29 of the write-offs relates to the Company’s continuing operations and approximately $9 of the write-offs relate to the Company’s discontinued operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGENT NETWORKS, INC.

October 30, 2006	By	/s/	RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	RICHARD N. SNYDER	Chief Executive Officer	October 30, 2006
	Richard N. Snyder	Chairman of the Board
(Principal Executive Officer)

/s/	JAY C. PETERSON	Chief Financial Officer	October 30, 2006
	Jay C. Peterson	Vice-President – Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/	RICHARD J. AGNICH	Director	October 30, 2006
Richard J. Agnich

/s/	KATHLEEN A. COTE	Director	October 30, 2006
Kathleen A. Cote

/s/	LOU MAZZUCCHELLI	Director	October 30, 2006
Lou Mazzuccheli

/s/	RAY R. MILES	Director	October 30, 2006
Ray R. Miles

/s/	JAMES H. WELLS	Director	October 30, 2006
James H. Wells

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DOCUMENT DESCRIPTION

(a)(1)	The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 37 of this Report

(a)(2)	The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedules on page 37 of this Report

(a)(3)	The following exhibits are filed with this Annual Report on Form 10-K:

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

4.2

Rights Agreement, dated as of December 19, 2005 between Forgent Networks, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2005).

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

1

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

10.25(a) *	Nancy L. Harris

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

10.32

Legal Services Fee Agreement, effective October 26, 2005, by and among Forgent Networks, Inc., Compression Labs, Inc. and Susman Godfrey LLP (incorporated by reference to Exhibit 10.32 of the Company’s annual report on Form 10-K for the year ended July 31, 2005).

10.33

Legal Services Fee Agreement, effective April 14, 2006, by and among Forgent Networks, Inc., Hagans, Bobb & Burdine, P.C. and Bracewell & Giuliani, L.L.P (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 31, 2006).

2

10.34	Amended Restricted Stock Plan, effective May 23, 2006 (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 31, 2006).

10.35

Patent License and Settlement Agreement, effective October 25, 2006, by and among Forgent Networks, Inc., ACER, Incorporated, Agfa-Gevaert N.V., BancTec, Inc., Canon Inc., Concord Camera Corp., Creative Technology, Ltd., Dell Inc., Eastman Kodak Company and Creo, Inc., FUJIFILM Holdings Corporation, Fujitsu Limited, Gateway, Inc., Hewlett Packard Company, International Business Machines Corporation, Kyocera Corporation, Matsushita Electric Industrial Co., Ltd., Microsoft Corporation, Mitsubishi Electric Corporation, Palm, Inc., Ricoh Company, Ltd., Sun Microsystems, Inc., Thomson, Inc., TiVo Inc., and Toshiba Corporation.

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

3