Form 10-K/A
period 2006-07-31
FORGENT NETWORKS  INC
filed 2006-11-16
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. One

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

TABLE OF CONTENTS

Explanatory Note

On October 30, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first office action related to the re-examination of the ‘746 patent. Changes made to the Form 10-K for fiscal year 2006 can be found in “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company,” and the Subsequent Events note to the financial statements filed within.

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

Forgent is also seeking to generate licensing revenues from its U.S. Patent No. 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording. On October 2, 2006, the United States Patent and Trademark Office (“USPTO”) granted a petition to re-examine the ‘746 patent. On October 30, 2006, the USPTO issued its first office action related to this re-examination. This first action, which is not the final conclusion of the re-examination, denied the five claims in the ‘746 patent. Forgent has 60 days to respond to the USPTO and anticipants working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent. Other patents are currently being investigated for additional opportunities, including the sale of some or all of the Company’s remaining patents (other than the ‘746 patent and related patents).

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

Forgent has identified another patent, the ‘746 patent, from which management anticipates to garner licensing revenues.  However, recent USPTO actions regarding the ‘746 patent may make such licensing revenues less likely. See “Litigation” below.  The ‘746 patent relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording.  A variety of products that record audio-video programming content use this technology, including cable television and satellite television set-top-boxes with digital video recording functionality.  The Company developed and patented this technology and the ‘746 patent expires in May 2011.

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

In July 2005, Forgent initiated litigation against 15 companies for the infringement of its ‘746 patent (the “ ‘746 Litigation”).  Forgent has since dismissed six defendants from the lawsuit since they had no operational role with respect to infringement.  No settlements accompanied these dismissals and there have been no other settlements to date in this litigation.   Since the initial litigation, three other defendants have been included in the ‘746 Litigation.  In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the ‘746 Litigation.  Hagans and Bracewell replaced Godwin Pappas Langley Ronquillo, LLP and Hagans will serve as lead counsel on the ‘746 Litigation. During fiscal year 2006, Forgent participated in two court-ordered mediations with the remaining defendants.  On October 2, 2006, the United States Patent and Trademark Office (“USPTO”) granted a petition to re-examine the ‘746 patent.  On October 30, 2006, the USPTO issued its first office action related to this re-examination. This first action, which is not the final conclusion of the re-examination, denied the five claims in the ‘746 patent.  Forgent has 60 days to respond to the USPTO and anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent.  Despite the USPTO’s recent activity related to the ‘746 patent, Forgent will continue pursuing the ‘746 litigation in the United States District Court for the Eastern District of Texas, Tyler Division and anticipates that it will continue to incur significant litigation costs related to the ‘746 Litigation.  There can be no assurances that the Company will be able to recover these costs.

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

See Part I, Item 3 “Legal Proceedings” for information regarding the USPTO’s recent first office action issued related to the ‘746 patent. The USPTO’s re-examination can cause Forgent to incur significant legal expenses to defend its ‘746 patent and licensing program. Since the USPTO denied the claims of the ‘746 patent, the Company’s licensing abilities may be negatively affected. Although Forgent has not recognized any licensing revenues from the ‘746 patent to date, any successful challenge to the licensing process would reduce the Company’s ability to negotiate settlements with defendants in the ‘746 Litigation and new licenses with other companies.

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

On June 20, 2006, Motorola, Inc. filed a petition with the USPTO to re-examine the ‘746 patent.  On October 2, 2006, the USPTO granted the petition and ordered an inter partes re-examination of the ‘746 patent.  On October 30, 2006, the USPTO issued its first office action related to this re-examination. This first action, which is not the final conclusion of the re-examination, denied the five claims in the ‘746 patent.  Forgent has 60 days to respond to the USPTO and anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent.

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

On November 16, 2005, the United States Patent and Trademark Office (the “USPTO”) received a petition to re-examine the ‘672 patent.  In January 2006, the USPTO granted the petition and subsequently issued its first office action on May 25, 2006.  This first action, which is not the final conclusion of the re-examination, confirmed 27 of the 46 claims in the ‘672 patent.  Forgent responded to this first office action.  The re-examination process is an extended process and Forgent is working directly with the USPTO to vigorously defend all of the claims, including those that were not initially upheld in the first office action.  The USPTO has not issued any additional office actions related to the ‘672 patent.  On June 20, 2006, the USPTO received a petition to re-examine the ‘746 patent and granted the petition on October 2, 2006.  On October 30, 2006, the USPTO issued its first office action related to this re-examination. This first action, which is not the final conclusion of the re-examination, denied the five claims in the ‘746 patent.  Forgent has 60 days to respond to the USPTO and anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent. If the Company is unsuccessful in defending its patents’ claims with the USPTO examiner, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary.  Additionally, the ‘746 Litigation could be stayed, pending the results of the USPTO’s re-examination.  On September 29, 2006, Motorola, Inc. filed a motion to stay the ‘746 Litigation pending a re-examination of the ‘746 patent by the USPTO.  The Court has not yet ruled on this motion.  Any negative results from the re-examination would reduce the Company’s ability to negotiate settlements with defendants and licenses with potential licensees, which could materially and adversely affect Forgent’s licensing revenues.  The ultimate rejection of significant claims could have material and adverse consequences for Forgent.

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

/s/ Ernst & Young LLP

Austin, Texas

October 24, 2006,
except for Note 19, as to which the date is
November 10, 2006

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

On June 20, 2006, Motorola, Inc. filed a petition with the USPTO to re-examine the ‘746 patent.  On October 2, 2006, the USPTO granted the petition and ordered an inter partes re-examination of the ‘746 patent.  See Note 19 – Subsequent Events for the update on the USPTO’s re-examination of the ‘746 patent.

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

19.          SUBSEQUENT EVENTS

On October 2, 2006, the USPTO granted a petition and ordered an inter partes re-examination of the ‘746 patent.  On October 30, 2006, the USPTO issued its first office action related to this re-examination. This first action, which is not the final conclusion of the re-examination, denied the five claims in the ‘746 patent.  Forgent has 60 days to respond to the USPTO and anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent.

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

FORGENT NETWORKS, INC.

November 16, 2006	By	/s/	RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

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

10.35

Patent License and Settlement Agreement, effective October 25, 2006, by and among Forgent Networks, Inc., ACER, Incorporated, Agfa-Gevaert N.V., BancTec, Inc., Canon Inc., Concord Camera Corp., Creative Technology, Ltd., Dell Inc., Eastman Kodak Company and Creo, Inc., FUJIFILM Holdings Corporation, Fujitsu Limited, Gateway, Inc., Hewlett Packard Company, International Business Machines Corporation, Kyocera Corporation, Matsushita Electric Industrial Co., Ltd., Microsoft Corporation, Mitsubishi Electric Corporation, Palm, Inc., Ricoh Company, Ltd., Sun Microsystems, Inc., Thomson, Inc., TiVo Inc., and Toshiba Corporation (incorporated by reference to Exhibit 10.35 of the Company’s annual report on Form 10-K for the year ended July 31, 2006).

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