Form 10-Q
period 2006-10-31
FORGENT NETWORKS  INC
filed 2006-12-15
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Yes ☐     No ☒

At December 11, 2006, the registrant had outstanding 25,433,043 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	OCTOBER 31, 2006	JULY 31, 2006
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents, including restricted cash of $454 and $543 at October 31, 2006 and July 31, 2006, respectively	$15,038	$16,206
Accounts receivable, net of allowance for doubtful accounts of $9 and $13 at October 31, 2006 and July 31, 2006, respectively	6,091	714
Prepaid expenses and other current assets	299	274
Total Current Assets	21,428	17,194

Property and equipment, net	584	788
Intangible assets, net	—	4
Other assets	3	3
	$22,015	$17,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,752	$3,631
Accrued compensation and benefits	768	547
Other accrued liabilities	798	907
Notes payable, current position	282	313
Deferred revenue	765	683
Total Current Liabilities	7,365	6,081

Long-Term Liabilities:
Deferred revenue	9	11
Other long-term obligations	1,640	1,777
Total Long-Term Liabilities	1,649	1,788

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 27,208 and 27,163 shares issued; 25,418 and 25,373 shares outstanding at October 31, 2006 and July 31, 2006, respectively	272	271
Treasury stock at cost, 1,790 shares at October 31, 2006 and July 31, 2006	(4,815)	(4,815)
Additional paid-in capital	265,535	265,406
Accumulated deficit	(248,005)	(250,754)
Accumulated other comprehensive income	14	12
Total Stockholders’ Equity	13,001	10,120
	$22,015	$17,989

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2006	2005
	(UNAUDITED)
REVENUES:
Intellectual property licensing	$8,134	$2,916
Software & services	962	731
Total Revenues	9,096	3,647

COST OF SALES:
Intellectual property licensing	3,540	2,087
Software & services	310	194
Total Cost of Sales	3,850	2,281

GROSS MARGIN	5,246	1,366

OPERATING EXPENSES:
Selling, general and administrative	2,500	2,683
Research and development	116	131
Amortization of intangible assets	4	10
Total Operating Expenses	2,620	2,824

INCOME (LOSS) FROM OPERATIONS	2,626	(1,458)

OTHER INCOME AND (EXPENSES):
Interest income	155	98
Other	(32)	(17)
Total Other Income and (Expenses)	123	81

INCOME (LOSS) FROM OPERATIONS, BEFORE INCOME TAXES	2,749	(1,377)
Provision for income taxes	—	(5)
NET INCOME (LOSS)	2,749	(1,382)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) per share - basic and diluted	$0.11	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,381	25,178
Diluted	25,522	25,178

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2006	2005
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations	$2,749	$(1,382)
Adjustments to reconcile net income (loss) to net cash used in operations:

Depreciation and amortization	239	329
Amortization of leasehold advance and lease impairment	(106)	(140)
Provision for doubtful accounts	1	3
Share-based compensation	128	81
Foreign currency translation gain	5	2
Gain on sale/disposal of fixed assets	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(5,392)	(258)
Prepaid expenses and other current assets	(87)	(95)
Accounts payable	1,170	1,379
Accrued expenses and other long-term obligations	140	(38)
Deferred revenue	94	92
Net cash used in operating activities	(1,059)	(33)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	—	100
Net purchases of property and equipment	(32)	(12)
Net cash (used in) provided by investing activities	(32)	88

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	2	4
Proceeds from notes payable	—	95
Payments on notes payable and capital leases	(89)	(95)
Net cash (used in) provided by financing activities	(87)	4

Effect of translation exchange rates	10	—

Net (decrease) increase in cash and equivalents	(1,168)	59
Cash and equivalents at beginning of period	16,206	15,861
Cash and equivalents at end of period	$15,038	$15,920

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of October 31, 2006 and July 31, 2006, and the results of operations and cash flows for the three months ended October 31, 2006 and 2005. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the fiscal year ended July 31, 2006.   The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - INTELLECTUAL PROPERTY LEGAL CONTRACTS

In October 2005, Forgent terminated Godwin Gruber, LLP (“Godwin”) and engaged Susman Godfrey, LLP (“Susman”) to serve as lead counsel in the ‘672 Litigation.  Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent received $6,000 in gross recoveries received on or after October 27, 2004.  Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116 for time incurred.  As a result of the Resolution Agreement entered into with Jenkens & Gilchrist (“Jenkens”) in December 2004, the Company’s liability to Jenkens is 10% of future gross licensing and litigation proceeds related to the ‘672 patent.

In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the litigation of the Company’s U.S. Patent No. 6,285,746 (the “ ‘746 Litigation”).  Hagans and Bracewell replaced Godwin.  Hagans is the lead counsel on the ‘746 Litigation.  See Note 8, “Subsequent Events,” for information regarding an amendment to the agreement with Hagans and Bracewell.  In May 2005, the Company engaged The Roth Law Firm, P.C. (“Roth”) to serve as local counsel in Marshall, Texas.  Forgent agreed to pay Roth 10% of all litigation proceeds related to the ‘746 Litigation.

Legal expenses for the contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statements of Operations.  Cost of sales for the intellectual property licensing business for the three months ended October 31, 2006 and 2005 were $3,540 and $2,087, respectively.  Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the Consolidated Statements of Operations.  Other related legal expenses for the three months ended October 31, 2006 and 2005 were $264 and $420, respectively.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three months ended October 31, 2006 was $2,751 and comprehensive loss for the three months ended October 31, 2005 was $1,378.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Forgent believes the adoption of FIN 48 will not have a material effect on its consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. The standard also requires that a change in depreciation or amortization method for long-lived non-financial assets be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Thus, Forgent adopted this standard for accounting changes and corrections of errors made in fiscal year 2007, effective August 1, 2006.  The adoption did not have any impact to the Company’s consolidated financial statements.

NOTE 5 – SHARE BASED COMPENSATION

On August 1, 2006 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $0.385 (the average of the high and low for August 1, 2006). The new exercise price is $0.385. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value.  The repricing resulted in a charge of $88 based on the incremental fair value of the new options versus the fair value of the old options for the three months ended October 31, 2006.  Previously, on September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005). The new exercise price was $1.42. The repricing resulted in a charge of $65 based on the incremental fair value of the new options versus the fair value of the old options for the three months ended October 31, 2005.

The Company issued 45 and 3 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the three months ended October 31, 2006 and 2005, respectively.

NOTE 6 - SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: intellectual property licensing and software and services.  During the three months ended October 31, 2006, Forgent’s intellectual property licensing business focused on generating licensing revenues relating to the Company’s technologies embodied in U.S. Patent No. 4,698,672 and its foreign counterparts, as well as in U.S. Patent No. 6,285,746.  At the end of the first fiscal quarter of 2007, the Company settled with the remaining defendants in the ‘672 Litigation and does not anticipate generating additional licensing revenues from non-defendants going forward.  Forgent’s software and services business provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services. In order to evaluate the intellectual property and software segments as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins and operating income (loss) for the three months ended October 31, 2006 and 2005:

	Intellectual Property Licensing	Software & Services	Corporate	Total

For the Three Month Period Ending October 31, 2006
Revenues from unaffiliated customers	$8,134	$962	$—	$9,096
Gross margin	4,594	652	—	5,246
Operating income (loss)	3,800	(289)	(885)	2,626

For the Three Month Period Ending October 31, 2005
Revenues from unaffiliated customers	$2,916	$731	$—	$3,647
Gross margin	829	537	—	1,366
Operating income (loss)	73	(364)	(1,167)	(1,458)

NOTE 7 – CONTINGENCIES

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation of United States Patent No. 4,698,672

Forgent and its wholly-owned subsidiary, Compression Labs, Incorporated (“CLI”), were in legal proceedings with multiple companies for infringement of the ‘672 patent.  Prior to the first quarter of 2007, Forgent had settled with 15 defendants.  On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.

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

Litigation of United States Patent No. 6,285,746

Forgent is currently in litigation proceedings with multiple companies in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its ‘746 patent.  In September 2006, Forgent and the defendants participated in a court-ordered mediation, which did not result in any settlements or licenses. On November 9, 2006, Forgent and the defendants in the ‘746 Litigation appeared before the Court and presented arguments relating to claims construction, a motion for summary judgment and a motion to stay the litigation.  On November 20, 2006, the Court denied the motion to stay the litigation.  The Court did not rule on the motion for summary judgment and the Company is currently awaiting the Court’s ruling on the claims construction.

On October 2, 2006, the USPTO granted Motorola Inc.’s petition and ordered an inter partes re-examination of the ‘746 patent.  On October 30, 2006, the USPTO issued its first office action related to this re-examination.  This first action, which is not the final conclusion of the re-examination, denied the five claims in the ‘746 patent.  Forgent has 60 days to respond to the USPTO and anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent. If the Company is unsuccessful in defending its patent’s claims with the USPTO examiner, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary.  Any negative results from the re-examination would reduce the Company’s ability to negotiate settlements with defendants and licenses with potential licensees, which could materially and adversely affect Forgent’s licensing revenues.  The ultimate rejection of significant claims could have material and adverse consequences for Forgent.

Forgent continues to monitor the progress of the ‘746 Litigation and the USPTO’s re-examinations of its ‘746 and ‘672 patents.  The Company will vigorously defend the validity of its patents, as well as pursue any entities that violated its patents. Resolution of some or all of these matters could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

NOTE 8 – SUBSEQUENT EVENTS

In November 2006, Forgent sold certain patents associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS (“Tandberg”) for $3,150.  Upon closing, Forgent received $2,900 of the purchase price, all of which was recorded as a gain.  The remaining balance of $250 will be held in escrow for two years for indemnity claims.  Following this sale, Forgent maintains approximately 10 patents and patent applications, including the ‘746 Patent, which Forgent is asserting in the U.S. District Court for the Eastern District of Texas.

On December 1, 2006, Forgent signed an amendment to the Legal Services Fee Agreement with Hagans, Burdine, Montgomery, Rustay & Winchester, P.C. and Bracewell & Giuliani, L.L.P.  This amendment increased the contingency fee payable to Hagans and Bracewell from 30% (15% to each law firm) of all license and litigation proceeds related to the ‘746 patent, net of expenses, to 37.5% (20% to Hagans and 17.5% to Bracewell).  Additionally, effective September 1, 2006, all related expenses, including consultant fees, travel expenses, document production expenses, etc. will be allocated as follows: 25% to Forgent, 50% to Hagans, and 25% to Bracewell, until total expenses reach $2,500. Prior to the amendment, Forgent was liable for all related expenses.  Although the Company does not believe it will reach the $2,500 threshold, Forgent will be liable for all subsequent expenses if this threshold is exceeded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following review of Forgent’s financial position as of October 31, 2006 and July 31, 2006 and for the three months ended October 31, 2006 and 2005 should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.forgent.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2006	2005

Intellectual property licensing revenues	89%	80%
Software and services revenues	11	20
Gross margin	58	37
Selling, general and administrative	28	73
Research and development	1	4
Total operating expenses	29	77
Other income, net	1	2
Net income (loss)	30%	(38)%

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

Revenues

Revenues for the three months ended October 31, 2006 were $9.1 million, an increase of $5.5 million, or 149%, from the $3.6 million reported for the three months ended October 31, 2005. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties and settlements received from licensing the Company’s intellectual property as well as sales of Forgent’s NetSimplicity software, installation and training and software maintenance services.

Intellectual Property Licensing Business

Intellectual property licensing revenues for the three months ended October 31, 2006 were $8.1 million, an increase of $5.2 million, or 179%, from the $2.9 million reported for the three months ended October 31, 2005. Intellectual property licensing revenues as a percentage of total revenues were 89% and 80% for the three months ended October 31, 2006 and 2005, respectively.  Forgent’s licensing revenues relate primarily to one-time intellectual property license agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 (“the ‘672 patent”) and its foreign counterparts.  Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garners royalties.  Forgent’s licensing revenues include royalties received from this MPEG-2 consortium.  The Company is also seeking to license its U.S. Patent No. 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording. However, no licensing revenues have been achieved as of October 31, 2006.

During the past nineteen consecutive quarters, Forgent has achieved approximately $121.6 million in aggregate revenues generated from multiple companies in Asia, Europe and the United States.  These one-time license agreements generated approximately 98% and 95% of the intellectual property segment’s licensing revenues for the three months ended October 31, 2006 and 2005, respectively.  The Company does not anticipate any additional licensing revenue from companies that have previously signed license agreements.  The ‘672 patent, which has generated all of the intellectual property licensing revenues to date, expired in October 2006 in the United States and its foreign counterparts will expire in September 2007. Upon expiration of the ‘672 patent’s foreign counterparts, Forgent will cease receiving any royalties from the MPEG-2 consortium.

Forgent was in legal proceedings with multiple companies in the United States District Court for the Northern District of California regarding the infringement of its ‘672 patent (the “ ‘672 Litigation”).  Prior to the first quarter of 2007, Forgent had settled with 15 of the defendants. On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.  This settlement accounts for the increase in licensing revenues during the three months ended October 31, 2006, as compared to the three months ended October 31, 2005.  Going forward, the Company believes its ability to garner additional licensing revenues from non-defendants related to the ‘672 patent is substantially concluded.

Forgent is also currently in legal proceedings with several companies in the United States District Court for the Eastern District of Texas, Tyler Division, for the infringement of its ‘746 patent (the “ ‘746 Litigation”).  In September 2006, Forgent and the defendants participated in a court-ordered mediation, which did not result in any settlements or licenses. On November 9, 2006, Forgent and the defendants in the ‘746 Litigation appeared before the Court and presented arguments relating to claims construction, a motion for summary judgment and a motion to stay the litigation.  On November 20, 2006, the Court denied the motion to stay the litigation.  The Court did not rule on the motion for summary judgment and the Company is currently awaiting the Court’s ruling on the claims construction.  At any time during the litigation process, Forgent will consider any reasonable settlements with the defendants, if the settlement amount provides an appropriate value.

On October 2, 2006, the USPTO granted Motorola Inc.’s petition and ordered an inter partes re-examination of the ‘746 patent.  On October 30, 2006, the USPTO issued its first office action related to this re-examination.  This first action, which is not the final conclusion of the re-examination, denied the five claims in the ‘746 patent.  Forgent has 60 days to respond to the USPTO and anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent. If the Company is unsuccessful in defending its patents’

claims with the USPTO examiner, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary.  Any negative results from the re-examination would reduce the Company’s ability to negotiate settlements with defendants and licenses with potential licensees, which could materially and adversely affect Forgent’s licensing revenues.  The ultimate rejection of significant claims could have material and adverse consequences for Forgent.

The trial date for the ‘746 Litigation is set for May 14, 2007.  Prior to the trial date, any negative results from the claims construction hearing, summary judgment motion, or the USPTO’s re-examination could significantly and adversely affect the Company’s ability to proceed with the litigation and/or negotiate license agreements related to the ‘746 patent.  Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies.  Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future.  However, management expects to generate licensing revenues related to the ‘746 patent.

Software and Services Business

Software and services revenues for the three months ended October 31, 2006 were $0.9 million, an increase of $0.2 million, or 32%, from the $0.7 million reported for the three months ended October 31, 2005.  Software and services revenues as a percentage of total revenues were 11% and 20% for the three months ended October 31, 2006 and 2005, respectively. Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software, which includes Meeting Room Manager (“MRM”), Visual Asset Manager (“VAM”) and Resource Scheduler.  Also included in this segment’s revenues are software maintenance and professional services, such as add-on software customization, installation and training.

During the first fiscal quarter of 2007, as compared to the first fiscal quarter of 2006, software revenues increased by 26% due to increased MRM sales resulting from the release of Version 7.0 in June 2006 and increased VAM sales resulting from the employment of a sales representative dedicated solely to selling VAM.  Continued pursuit of maintenance renewals, as well as the increase in software sales, led to additional sales of maintenance and support contracts and increased maintenance revenues by 38% during the three months ended October 31, 2006.  Towards the end of fiscal year 2006, Forgent partnered with several vendors which enabled the Company to resell hardware to complement its MRM and VAM software products.  Hardware sales during the three months ended October 31, 2006 led to a 33% increase in revenues as Forgent did not have any hardware sales during the three months ended October 31, 2005.  Increases in software revenues, maintenance revenues and hardware revenues accounted for 97% of the $0.2 million increase in the software segment’s revenues during the first fiscal quarter of 2007.  Forgent will continue to target North American and international companies in the education, governmental, healthcare and legal sectors, which generated approximately 49% of its software revenues during the three months ended October 31, 2006.

Gross Margin

Gross margins for the three months ended October 31, 2006 were $5.3 million, an increase of $3.9 million, or 284%, from the $1.4 million reported for the three months ended October 31, 2005. Gross margins as a percentage of total revenues were 58% and 37% for the three months ended October 31, 2006 and 2005, respectively.

The $3.9 million increase in gross margin, as well as the related increase in gross margin as a percentage of total revenues, for the three months ended October 31, 2006, is due primarily to the $3.8 million increase in gross margin resulting from licensing revenues generated during first fiscal quarter of 2007.  To date, all of the Company’s licensing revenue has been generated by the ‘672 patent.  Because the ‘672 Litigation is concluded, the U.S. ‘672 patent expired in October 2006 and its foreign counterparts will expire in September 2007, licensing revenues will decline unless alternative sources of revenue are found.  If licensing revenues decline, total gross margins will be adversely affected.

Intellectual Property Licensing Business

Intellectual property gross margins for the three months ended October 31, 2006 were $4.5 million, an increase of $3.7 million, or 454%, from the $0.8 million reported for the three months ended October 31, 2005.

Intellectual property gross margins as a percentage of total revenues were 56% and 28% for the three months ended October 31, 2006 and 2005, respectively.

The cost of sales from the intellectual property licensing business relates to the legal fees incurred in successfully achieving signed license agreements as well as legal expenses incurred from legal counsel’s time in connection with licensing and litigating the Company’s patents. In October 2005, Forgent terminated Godwin Gruber, LLP (“Godwin”), and engaged Susman Godfrey, LLP (“Susman”) to lead its Patent Licensing Program.  Under the amended agreement with Godwin, Forgent agreed to pay Godwin a fixed monthly fee of $0.2 million for time incurred.  Under the agreement with Susman, Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent reached $6.0 million in gross recoveries received on or after October 27, 2004, and a fixed monthly fee of $0.1 million for time incurred.  Since the Company achieved $6.0 million in gross recoveries during the second fiscal quarter of 2006, Forgent’s contingency fee to Jenkens & Gilchrist (“Jenkens”) was reduced from 50% of the gross licensing revenues received related to the ‘672 patent to 10%.  As a result of the change in legal counsel and the reduction in contingency fees to Jenkens, Forgent’s gross margins from the intellectual property licensing business increased to 56% for the three months ended October 31, 2006, as compared to 28% for the three months ended October 31, 2005.

In April 2006, Forgent engaged Hagans and Bracewell to provide legal services related to the ‘746 Litigation.  On December 1, 2006, Forgent signed an amendment to the original agreement, which increased the contingency fee payable to Hagans and Bracewell from 30% (15% to each law firm) of all license and litigation proceeds, net of expenses, to 37.5% (20% to Hagans and 17.5% to Bracewell).  In May 2005, the Company engaged The Roth Law Firm, P.C. (“Roth”) to serve as local counsel in Marshall, Texas.  Forgent agreed to pay Roth 10% of all litigation proceeds related to the ‘746 Litigation.  Under these legal services agreements, Forgent does not pay any legal expenses for time incurred.  Therefore, management anticipates achieving 52.5% gross margin on any licensing revenues related to future license agreements associated with the ‘746 patent.

Software and Services Business

Software and services gross margins for the three months ended October 31, 2006 were $0.6 million, an increase of $0.1 million, or 21%, from the $0.5 million reported for the three months ended October 31, 2005. Software and services gross margins as a percentage of total revenues were 68% and 73% for the three months ended October 31, 2006 and 2005, respectively.

The cost of sales associated with the software segment is relatively fixed and results primarily from the amortization of the Company’s purchased software development costs and compensation expenses.  During the three months ended October 31, 2006, cost of sales from the software segment increased by $0.1 million, approximately 80% of which related to changes in amortization expenses, compensation expenses and hardware expenses.  As of July 31, 2006, the Company had formalized a group dedicated to providing maintenance and support.  The compensation expenses and related expenses for this group were classified as cost of sales during the three months ended October 31, 2006.  Since the group did not exist during the three months ended October 31, 2005, no related expenses were recorded during the first fiscal quarter of 2006.  The increase in compensation and related expenses was offset by a decrease in amortization expenses since the purchased software development costs were fully amortized during the first fiscal quarter of 2007.  Additionally, the hardware sales during the three months ended October 31, 2006 also increased cost of sales.  Although the increase in software and services revenues led to a $0.1 million increase in total gross margin for the software segment, the additional compensation expenses and the lower margins generated by the hardware sales resulted in a 68% gross margin from the software segment during the first fiscal quarter of 2007, as compared to 73% during the first fiscal quarter of 2006.  Since the purchased software development costs were fully amortized and since Forgent expects to generate more business from its software segment, management expects gross margins from the software segment to improve during the next fiscal quarter, in terms of total dollars and percentage of revenues.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended October 31, 2006 were $2.5 million, a decrease of $0.2 million or 7%, from the $2.7 million reported for the three months ended October 31, 2005. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues were 28% and 74% for the three months ended October 31, 2006 and 2005, respectively.

The $0.2 million decrease in SG&A expenses during the three months ended October 31, 2006 is due to the decrease in legal expenses from Forgent’s intellectual property licensing segment.  Legal expenses recorded as part of SG&A expenses, as opposed to legal expenses recorded as part of cost of sales, relate primarily to consultants’ fees, document production expenses and travel expenses.  During the first fiscal quarter of 2007, legal expenses related to the ‘672 Litigation decreased by approximately $0.4 million, as compared to the first fiscal quarter of 2006.  The ‘672 Litigation was resolved on October 25, 2006 when Forgent signed a settlement agreement with the remaining defendants.  The decrease in legal expenses related to the ‘672 Litigation was offset by an increase of approximately $0.2 million in legal expenses related to the ‘746 Litigation.

As Forgent continues to pursue licensing and litigating the ‘746 patent, significant legal fees and consulting expenses will continue to be incurred and may increase.  However, management believes the Company has the necessary financial resources to support all of its current and upcoming licensing and litigation efforts.  Due to uncertainties inherent with litigation, management is unable to accurately predict the ultimate outcome and thus, there can be no assurances that the Company will be able to recover these costs.  Forgent will continue, however, to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.  In future periods, management expects its SG&A expenses to fluctuate as legal fees and consulting expenses are incurred during the various litigation milestones.

Research and Development

Research and development expenses for the three months ended October 31, 2006 were $116 thousand, a decrease of $15 thousand, or 121%, from the $131 thousand reported for the three months ended October 31, 2005. Research and development (“R&D”) expenses as a percentage of revenues were 1% and 4% for the three months ended October 31, 2006 and 2005, respectively.

During the three months ended October 31, 2006, Forgent continued developing its MRM product and released versions 7.1 and 7.2, which included minor enhancement updates requested by the Company’s enterprise customers.  The Company also continued to develop VAM and will release version 5.6 in December 2006.   VAM 5.6 also included minor enhancement updates. Forgent is currently working on MRM 7.5 and VAM 6.0 and expects to release these new versions during the third fiscal quarter of 2007.  Management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

Net Income (Loss)

Forgent generated a net income of $2.7 million, or $0.11 per share, during the three months ended October 31, 2006, compared to a net loss of $1.4 million, or $0.05 per share, during the three months ended October 31, 2005.  Net income (loss) as a percentage of total revenues were 30% and (38%) for the three months ended October 31, 2006 and 2005, respectively. The $4.1 million increase in the Company’s net income is primarily attributable to the $3.9 million increase in gross margin, which is mainly associated with the ‘672 settlement in the current period.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2006	2005
	(in thousands)

Working capital	$14,063	$12,479
Cash, cash equivalents and short-term investments	15,038	17,309
Cash used in operating activities	(1,059)	(33)
Cash (used in) provided by investing activities	(32)	88
Cash (used in) provided by financing activities	(87)	4

Cash used in operating activities was $1.1 million for the three months ended October 31, 2006 due primarily to a $5.4 million increase in accounts receivable, which was offset by the $2.8 million in net income and a $1.2 million increase in accounts payable.  Cash used in operating activities was $33 thousand for the three months ended October 31, 2005 due primarily to $1.4 million in net loss, which was offset by a $1.4 million increase in accounts payable. During the three months ended October 31, 2006, Forgent collected $2.8 million in accounts receivable from its intellectual property licensing business.  Management plans to continue utilizing these cash receipts for its Patent Licensing Program, especially due to anticipated expenditures related to the ‘746 Litigation, and to support the growth of its software operations.  Forgent’s average days sales outstanding was 60 for the first fiscal quarter of 2007, an increase from 15 days for the fourth fiscal quarter of 2006.  This increase was due to $5.2 million in outstanding receivables from the intellectual property licensing program as of October 31, 2006.  Subsequently, approximately $3.8 million of these receivables were collected as of December 12, 2006.  The remaining outstanding receivables are due from international companies and are anticipated to be received fully during the second fiscal quarter.  Additionally, Forgent’s ability to collect its accounts receivables from the software segment timely is evidenced by the fact that only 5% of the Company’s trade receivables were aged out past 60 days as of October 31, 2006.

Cash used in investing activities was $32 thousand for the three months ended October 31, 2006 due to purchases of fixed assets. Cash provided by investing activities was $0.1 million for the three months ended October 31, 2005 due largely to $0.1 million in net sales/maturities of short-term investments.  Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  During the first fiscal quarter, Forgent’s investments were maintained in short-term investments that were classified as cash equivalents.  The Company’s current operations are not capital intensive and Forgent purchased minimal fixed assets during the three months ended October 31, 2006.  Management does not anticipate any significant purchases of fixed assets during the remaining fiscal quarters of 2007.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Additionally, the Company used the proceeds from its loans with Silicon Valley Bank to purchase equipment and fund operations.  As of October 31, 2006, Forgent had an additional $0.5 million available in notes payable from Silicon Valley Bank.  Additional notes payable obtained from Silicon Valley Bank would bear interest at prime plus 0.75% and require monthly installments over a three year term.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.   Forgent’s future minimum lease payments under all operating leases and payments on its notes payable as of October 31, 2006 are as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$21,849	$3,502	$6,938	$6,797	$4,612
Notes payable obligations	486	305	181	—	—
Total	$22,335	$3,807	$7,119	$6,797	$4,612

Approximately 98% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas.  As of October 31, 2006, Forgent had $5.6 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $1.0 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.  In November 2006, the Company fully paid off its outstanding notes payables.

Cash used in financing activities was $87 thousand for the three months ended October 31, 2006 due primarily to $0.1 million in notes payable payments. Cash provided by financing activities was $4 thousand for the three months ended October 31, 2005 due to $0.1 million in proceeds received from the issuance of a note payable, which was offset by $0.1 million in notes payable payments and $4 thousand in proceeds received from the issuance of stock. Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the three months ended October 31, 2006 or 2005.

As of October 31, 2006, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the approval to repurchase approximately 1.2 million additional shares. Management will periodically assess repurchasing additional shares during fiscal year 2007, depending on the Company’s cash position, market conditions and other factors.

As of October 31, 2006, Forgent’s principal sources of liquidity consisted of $15.0 million of cash and cash equivalents and its ability to generate cash from its intellectual property licensing segment.  Management currently plans to utilize its cash balances as necessary to focus on the litigation efforts, continue licensing its intellectual property and fund its software operations.  Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under “Risk Factors.”  There remain risks and uncertainties as to the timing of the receipts of license fees due, in part, to the inherent nature of a patent licensing program. Therefore, there is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to the litigation, increased legal expense levels and other factors. Management believes that the Company has sufficient capital and liquidity to pursue its licensing and litigation efforts and to fund its current operations.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICY

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets and the loss from its impairments. These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represents Forgent’s critical accounting policy:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.   The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” and Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which has generated licensing revenues relating to the Company’s technologies embodied in the ‘672 patent and its foreign counterparts.  Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and collection has been deemed probable.  Related costs are recorded as cost of sales.  The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred based upon legal counsel’s time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates.  However, due to the short-term nature of the Company’s investments, Forgent does not consider these risks to be significant.  For additional Quantitative and Qualitative Disclosures about Market Risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Management established and is responsible for maintaining internal control over the Company’s financial reporting.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended October 31, 2006, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation of United States Patent No. 4,698,672

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Incorporated (“CLI”), initiated litigation against multiple companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought.  The defendants included Agfa Corporation; Apple Computer, Incorporated; AudioVox Corporation; AudioVox Electronics Corporation; Axis Communications, Incorporated; BancTec, Inc.; Canon USA; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Mitsubishi Digital Electronics American, Incorporated; Oce’ North America, Incorporated; PalmOne, Inc.;

Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; ScanSoft, Inc.; Thomson S.A.; TiVo Inc.; Toshiba Corporation; Xerox Corporation; Yahoo! Inc.; Acer America Corporation; Adobe Systems Incorporated; BenQ America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Concord Camera Corporation; Creative Labs, Incorporated; Creo, Inc.; Creo Americas, Inc.; Google Inc.; Kyocera Wireless Corporation; Onkyo Corporation; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Sun Microsystems Inc.; Veo Inc.; and Microsoft Corporation.

Prior to the first quarter of 2007, Forgent settled with defendants Adobe Systems, Inc.; Apple Computer, Incorporated; AudioVox Corporation; Axis Communications, Incorporated; BenQ America Corporation; Color Dreams, Inc.; JASC Software; Google Inc.; Macromedia, Inc.; ScanSoft, Inc.; Oce’ North America, Incorporated; Onkyo Corporation; Riverdeep, Incorporated; Xerox Corporation and Yahoo! Inc.  On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants agreed to pay Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.

Litigation of United States Patent No. 6,285,746

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought.  The defendants include Cable One, Inc., a subsidiary of the Washington Post Company; Charter Communications, Inc.; Comcast Corporation; Cox Communications, Inc., a subsidiary of Cox Enterprises, Inc.; EchoStar Communications Corporation; The DIRECTV Group, Inc.; Time Warner Inc.; Scientific-Atlanta Inc.; Motorola Inc.; Diego, Inc.; and their respective subsidiaries.  Forgent has since dismissed six defendants from the lawsuit since they had no operational role with respect to infringement: Cox Communications, Inc.; DIRECTV Group, Inc.; DIRECTV Enterprises, LLC; DIRECTV Operations, LLC; EchoStar Communications Corporation; and EchoStar DBS Corporation.  No settlements accompanied these dismissals and there have been no other settlements to date in this litigation.   The ‘746 litigation has since been moved to the United States District Court for the Eastern District of Texas, Tyler Division.

On October 2, 2006, the USPTO granted Motorola Inc.’s petition and ordered an inter partes re-examination of the ‘746 patent.  On October 30, 2006, the USPTO issued its first office action related to this re-examination.  This first action, which is not the final conclusion of the re-examination, denied the five claims in the ‘746 patent.  Forgent has 60 days to respond to the USPTO and anticipates working directly with the USPTO to vigorously defend all of the claims of the ‘746 patent.

On July 18, 2006 the defendants in the ‘746 Litigation filed a motion for summary judgment against Forgent, asserting that the ‘746 patent claims are invalid based on alleged indefiniteness in the patent’s claims.  On September 11, 2006, Forgent and the defendants participated in a court-ordered mediation, which did not result in any settlements or licenses.  On September 29, 2006, Motorola, Inc. filed a motion to stay the ‘746 Litigation pending the re-examination of ‘746 patent by the USPTO.

On November 9, 2006, Forgent and the defendants in the ‘746 Litigation appeared before the Court and presented arguments relating to claims construction, the motion for summary judgment and the motion to stay the litigation.  On November 20, 2006, the Court denied Motorola Inc.’s motion to stay the litigation.  The Court did not rule on the motion for summary judgment and the Company is currently awaiting the Court’s ruling on the claims construction.  The trial date for the ‘746 Litigation is set for May 14, 2007.

ITEM 1A. RISK FACTORS

There are many factors that affect Forgent’s business, prospects, liquidity and the results of operations, some of which are beyond the control of the Company. The following is a discussion of important risk factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or risks that are currently believed to be immaterial but which may become material, may also affect the Company’s business, prospects, liquidity and results of operations.

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

The ‘672 patent expired in the U.S. and revenues will decline if Forgent is unable to replace this revenue stream.

To date, all of the Company’s intellectual property licensing revenue has been derived from the ‘672 patent.  The U.S. ‘672 patent expired in October 2006 and its foreign counterparts will expire in September 2007.  Upon expiration of the ‘672 patent’s foreign counterparts, Forgent will cease receiving any royalties from the MPEG-2 consortium.  Therefore, revenues from this patent are finite and, if such revenues are not replaced, net income and the market price of Forgent’s common stock will decline following the expiration of the ‘672 patent.

Forgent’s ‘672 patent is currently being re-examined by the United States Patent and Trademark Office and the Federal Trade Commission is conducting a non-public inquiry into the Company’s Patent Licensing Program.  Any negative results from the re-examination or the inquiry could reduce the Company’s ability to proceed with its licensing process.

The United States Patent and Trademark Office’s (“USPTO”) is currently re-examining the ‘672 patent and the Federal Trade Commission’s (“FTC”) is conducting a non-public inquiry associated with the Company’s Patent Licensing Program.  This re-examination and inquiry can cause Forgent to incur significant legal expenses to defend its ‘672 patent.  Additionally, if the FTC proceeds with its inquiry and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue, which could result in a challenge to the Company’s licensing process.

Negative results from the United States Patent and Trademark Office’s re-examination of the ‘746 patent may negatively affect the Company’s ability to generate licensing revenues.

See Part II, Item 1 “Legal Proceedings” for information regarding the USPTO’s first office action issued related to the ‘746 patent.  The USPTO’s re-examination can cause Forgent to incur significant legal expenses to defend its ‘746 patent.  Since the USPTO denied the claims of the ‘746 patent, the Company’s licensing abilities may be negatively affected.  Although Forgent has not recognized any licensing revenues from the ‘746 patent to date, any successful challenge to the licensing process would reduce the Company’s ability to negotiate settlements with defendants in the ‘746 Litigation and new licenses with other companies.

Forgent may not prevail in its ‘746 Litigation proceedings, which could cause the Company to incur significant legal expenditures without any related earnings.

The Company has initiated the ‘746 Litigation against several companies for the infringement of its ‘746 patent.  As with any litigation, the outcome is uncertain, and although the Company intends to vigorously pursue its claims, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future.  The litigation will be lengthy and costly.  Additionally, unintended consequences of the Company’s litigations may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the litigation, that the Company may become subject to counterclaims or lawsuits and that the expenses of pursuing the litigation could increase based upon new developments.  These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business, prospects, liquidity and results of operations.

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

If Forgent is unable to successfully market and sell its software products and services, future software revenues will decline.

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

The Company may encounter new entrants or competition from competitors in some or all aspects of its software business. The Company currently competes on the basis of price, technology, availability, performance, quality, reliability, service and support. There can be no assurance that the Company will be able to maintain a competitive advantage with respect to any of these factors. Many of Forgent’s current and possibly future competitors have greater resources than the Company and, therefore, may be able to compete more effectively on price and other terms.

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

The Company may pursue trading on the NASDAQ Capital Market.  If NASDAQ approves, Forgent would be provided an additional 180 calendar days to regain compliance with the minimum $1.00 per-share requirement while trading on the NASDAQ Capital Market. If NASDAQ does not approve the Company to trade on the Capital Market and the Company cannot achieve compliance by any other means, Forgent’s common stock will be de-listed from NASDAQ.

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

Although Forgent generated net income for the three months ended October 31, 2006, the Company incurred losses during the prior fiscal quarters.  As of October 31, 2006, Forgent had an accumulated deficit of $248.0 million and Forgent may continue to incur additional losses in the future.  Continued losses may cause existing and new customers to question the Company’s viability and be reluctant to purchase from the Company.  If Forgent is unable to increase its sales due to such concerns, revenues will decline, which would further adversely affect the Company’s operating results. Therefore, there are no assurances that the Company can achieve or generate sufficient revenues to achieve profitability.

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

10.35*

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

10.36*	Second Asset Purchase Agreement, effective November 21, 2002, between Forgent Networks, Inc. and Tandberg Telecom AS.

10.37*	Amended Legal Services Fee Agreement, effective September 1, 2006, by and among Forgent Networks, Inc., Hagans, Burdine, Montgomery, Rustay & Winchester, P.C. and Bracewell & Giuliani, L.L.P.

10.38*	Forgent Networks, Inc. Incentive Bonus Plan

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

December 15, 2006	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

December 15, 2006	By:	/s/ JAY C. PETERSON
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

10.36	Second Asset Purchase Agreement, effective November 21, 2002, between Forgent Networks, Inc. and Tandberg Telecom AS.

10.37	Amended Legal Services Fee Agreement, effective September 1, 2006, by and among Forgent Networks, Inc., Hagans, Burdine, Montgomery, Rustay & Winchester, P.C. and Bracewell & Giuliani, L.L.P.

10.38	Forgent Networks, Inc. Incentive Bonus Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.