Form 10-Q
period 2007-01-31
FORGENT NETWORKS  INC
filed 2007-03-14
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Yes ☐     No ☒

On March 8, 2007, the registrant had outstanding 25,595,596 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	JANUARY 31, 2007	JULY 31, 2006
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents, including restricted cash of $0 and $543 at January 31, 2007 and July 31, 2006	$16,489	$16,206
Short-term investments	1,527	—
Accounts receivable, net of allowance for doubtful accounts of $6 and $13 at January 31, 2007 and July 31, 2006, respectively	710	714
Prepaid expenses and other current assets	278	274
Total Current Assets	19,004	17,194

Property and equipment, net	619	788
Intangible assets, net	—	4
Other assets	3	3
	$19,626	$17,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,390	$3,631
Accrued compensation and benefits	563	547
Other accrued liabilities	1,104	907
Notes payable, current position	—	313
Deferred revenue	842	683
Total Current Liabilities	3,899	6,081

Long-Term Liabilities:
Deferred revenue	7	11
Other long-term obligations	1,349	1,777
Total Long-Term Liabilities	1,356	1,788

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 27,386 and 27,163 shares issued; 25,596 and 25,373 shares outstanding at January 31, 2007 and July 31, 2006, respectively	274	271
Treasury stock at cost, 1,790 issued at January 31, 2007 and July 31, 2006	(4,815)	(4,815)
Additional paid-in capital	265,619	265,406
Accumulated deficit	(246,707)	(250,754)
Accumulated other comprehensive income	—	12
Total Stockholders’ Equity	14,371	10,120
	$19,626	$17,989

                The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Intellectual property licensing	$28	$3,805	$8,162	$6,722
Software and services	1,017	546	1,979	1,277
Total revenues	1,045	4,351	10,141	7,999

COST OF SALES:
Intellectual property licensing	3	2,080	3,543	4,167
Software and services	192	198	502	392
Total cost of sales	195	2,278	4,045	4,559

GROSS MARGIN	850	2,073	6,096	3,440

OPERATING EXPENSES:
Selling, general and administrative	2,539	2,477	5,039	5,159
Research and development	132	170	248	301
Amortization of intangible assets	—	6	4	17
Total operating expenses	2,671	2,653	5,291	5,477

(LOSS) INCOME FROM OPERATIONS	(1,821)	(580)	805	(2,037)

OTHER INCOME AND (EXPENSES):
Interest income	234	134	390	232
Gain on sale of assets	2,896	—	2,896	—
Interest expense and other	(11)	(29)	(44)	(46)
Total other income and (expenses)	3,119	105	3,242	186

INCOME (LOSS) FROM OPERATIONS, BEFORE INCOME TAXES	1,298	(475)	4,047	(1,851)
Provision for income taxes	—	(5)	—	(10)

NET INCOME (LOSS)	$1,298	$(480)	$4,047	$(1,861)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss)	$0.05	$(0.02)	$0.16	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,489	25,238	25,435	25,208
Diluted	26,086	25,238	25,867	25,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JANUARY 31,
	2007	2006
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,047	$(1,861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:	335	642
Depreciation and amortization
Amortization of leasehold advance and lease impairment	(211)	(279)
Provision for doubtful accounts	1	28
Share-based compensation	131	101
Foreign currency translation loss	—	4
Gain on disposal of fixed assets	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	7	(620)
Prepaid expenses and other current assets	61	(272)
Accounts payable	(2,307)	592
Accrued expenses and other long-term obligations	227	(399)
Deferred revenues	153	117
Net cash provided by (used in) operating activities	2,444	(1,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(1,527)	1,491
Net purchases of property and equipment	(163)	(37)
Net cash (used in) provided by investing activities	(1,690)	1,454

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	84	237
Proceeds from notes payable	—	194
Payments on notes payable	(543)	(194)
Net cash (used in) provided by financing activities	(459)	237

Effect of exchange rate changes on cash and cash equivalents	(12)	—

Net change in cash and cash equivalents	283	(262)
Cash and cash equivalents at beginning of period	16,206	15,861
Cash and cash equivalents at end of period	$16,489	$15,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of January 31, 2007 and July 31, 2006, the results of operations for the three and six months ended January 31, 2007 and January 31, 2006, and the cash flows for the six months ended January 31, 2007 and January 31, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the fiscal year ended July 31, 2006.   The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 — SALE OF ASSETS

In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS (“Tandberg”) for $3,150.  Upon closing, Forgent received $2,900 of the purchase price, all of which was recorded as a gain on sale of assets.  The remaining balance of $250 will be held in escrow for two years for indemnity claims.  Following this sale, Forgent maintained several active patents and patent applications, including U.S. Patent No. 6,285,746 (the “ ‘746 patent”), which Forgent is asserting in the U.S. District Court for the Eastern District of Texas, Tyler Division.

NOTE 3 — LITIGATION SETTLEMENT

Forgent was in legal proceedings with multiple companies in the United States District Court for the Northern District of California regarding the infringement of its U.S. Patent No. 4,698,672 (the “ ‘672 Litigation).  On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8,000.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.

NOTE 4 - INTELLECTUAL PROPERTY LEGAL CONTRACTS

In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the litigation of the ‘746 patent (the “ ‘746 Litigation”).  Hagans is the lead counsel on the ‘746 Litigation.

On December 1, 2006, Forgent signed an amendment to the Legal Services Fee Agreement with Hagans and Bracewell.  This amendment increased the contingency fee payable to Hagans and Bracewell from 30% (15% to each law firm) of all license and litigation proceeds related to the ‘746 patent, net of expenses, to 37.5% (20% to Hagans and 17.5% to Bracewell).  Additionally, effective September 1, 2006, all related expenses, including consultant fees, travel expenses, document production expenses, etc. are allocated as follows: 25% to Forgent, 50% to Hagans, and 25% to Bracewell, until total expenses reach $2,500. Prior to the amendment, Forgent was liable for all related expenses.  If the $2,500 threshold is exceeded, Forgent will be liable for all subsequent expenses.  In addition to Hagans and Bracewell, Forgent is also liable for contingency fees related to the ‘746 patent and litigation to Jenkens & Gilchrist (10% of all gross license and litigation proceeds) and to The Roth Law Firm, P.C. (10% of litigation proceeds, net of expenses).

Legal expenses for contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statements of Operations.  Cost of sales for the intellectual property licensing business for the three and six months ended January 31, 2007 were $3 and $3,543, respectively.  Cost of sales for the intellectual property licensing business for the three and six months ended January 31, 2006 were $2,080 and $4,167, respectively.  Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the Consolidated Statements of Operations.  Other

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

related legal expenses for the three and six months ended January 31, 2007 were $610 and $874, respectively.  Other related legal expenses for the three and six months ended January 31, 2006 were $397 and $816, respectively.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three and six months ended January 31, 2007 was $1,284 and $4,035, respectively. Comprehensive loss for the three and six months ended January 31, 2006 was $476 and $1,854, respectively.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement No. 157, “Fair Value Measurements,” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. Forgent is currently evaluating the effect that the adoption of Statement No. 159 will have on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Forgent is currently evaluating the effect that the adoption of Statement No. 157 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements.  SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is a dual approach because it requires quantification of errors under both the roll-over method, which focuses primarily on the income statement impact of misstatements, and the iron curtain method, which focuses primarily on the balance sheet impact of misstatements.  SAB 108 is effective for the first fiscal year ending after November 15, 2006.  Adoption of SAB 108 during the second fiscal quarter of 2007 had no material effect on the Company’s consolidated financial statements.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 7 — SHARE BASED COMPENSATION

On August 1, 2006 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $0.385 (the average of the high and low for August 1, 2006). The new exercise price is $0.385. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value.  The repricing resulted in a charge of $88 based on the incremental fair value of the new options versus the fair value of the old options for the six months ended January 31, 2007.  Previously, on September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005). The new exercise price was $1.42. The repricing resulted in a charge of $65 based on the incremental fair value of the new options versus the fair value of the old options for the six months ended January 31, 2006.

The Company issued 177 and 167 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the three months ended January 31, 2007 and 2006, respectively.  The Company issued 222 and 170 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the six months ended January 31, 2007 and 2006, respectively.

NOTE 8 — SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: intellectual property licensing and software and services.  During the six months ended January 31, 2007, Forgent’s intellectual property licensing business focused on generating licensing revenues relating to the Company’s technologies embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts, as well as in U.S. Patent No. 6,285,746.  In October 2006, the Company settled with the remaining defendants in the ‘672 Litigation and does not anticipate generating additional licensing revenues from non-defendants going forward.  Forgent’s software and services business provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services. In order to evaluate the intellectual property and software segments as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for the three and six months ended January 31, 2007 and 2006:

	Intellectual Property Licensing	Software & Services	Corporate	Total

For the Three Months Ended January 31, 2007
Revenues from unaffiliated customers	$28	$1,017	$—	$1,045
Gross margin	25	825	—	850
Operating income (loss)	(912)	(152)	(757)	(1,821)

For the Three Months Ended January 31, 2006
Revenues from unaffiliated customers	$3,805	$546	$—	$4,351
Gross margin	1,725	348	—	2,073
Operating income (loss)	951	(604)	(927)	(580)

For the Six Months Ended January 31, 2007
Revenues from unaffiliated customers	$8,162	$1,979	$—	$10,141
Gross margin	4,619	1,477	—	6,096
Operating income (loss)	2,889	(441)	(1,643)	805

For the Six Months Ended January 31, 2006
Revenues from unaffiliated customers	$6,722	$1,277	$—	$7,999
Gross margin	2,555	885	—	3,440
Operating income (loss)	1,025	(968)	(2,094)	(2,037)

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 9 — CONTINGENCIES

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business.  With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Re-examination of United States Patent No. 4,698,672

On November 16, 2005, the Public Patent Foundation filed a petition with the United States Patent and Trademark Office (the “USPTO”) to re-examine the ‘672 patent.  In January 2006, the USPTO granted the petition and subsequently issued its first office action on May 25, 2006.  This first action, which is not the final conclusion of the re-examination, confirmed 27 of the 46 claims in the ‘672 patent.  Forgent responded to this first office action.  The re-examination process is an extended process and Forgent is working directly with the USPTO to defend all of the claims, including those that were not initially upheld in the first office action.   The USPTO has not issued any additional office actions.

Litigation and Re-examination of United States Patent No. 6,285,746

Forgent is currently in litigation proceedings with multiple companies in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its ‘746 patent.  On November 9, 2006, Forgent and the defendants in the ‘746 Litigation appeared before the Court and presented arguments relating to claims construction, a motion for summary judgment and a motion to stay the litigation.  On November 20, 2006, the Court denied the motion to stay the litigation.  On February 16, 2007, the Court denied the defendants’ motion for summary judgment for invalidity and the Court issued its claims construction ruling.  On February 20, 2007, the Court ordered Forgent and the defendants to mediate by April 15, 2007.  The trial date for the ‘746 Litigation is set for May 14, 2007.

On October 2, 2006, the USPTO granted Motorola Inc.’s petition and ordered an inter partes re-examination of the ‘746 patent.  On October 30, 2006, the USPTO issued its first office action related to this re-examination.  This first action, which is not the final conclusion of the re-examination, rejected  the five claims in the ‘746 patent.  Forgent responded to the USPTO and anticipates working to vigorously defend all of the claims of the ‘746 patent.  If the Company is unsuccessful in defending its patent’s claims with the USPTO examiner, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary.  Negative results from the re-examination could reduce the Company’s ability to negotiate settlements with defendants and licenses with potential licensees, which could materially and adversely affect Forgent’s licensing revenues.  The ultimate rejection of significant claims would have material and adverse consequences for Forgent.

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

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of January 31, 2007 and July 31, 2006, and for the three and six months ended January 31, 2007 and 2006, should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.forgent.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2007	2006	2007	2006

Intellectual property licensing revenues	3%	87%	80%	84%
Software and services revenues	97	13	20	16
Gross margin	81	48	60	43
Selling, general and administrative	243	57	50	65
Research and development	13	4	2	4
Total operating expenses	256	61	52	69
Other income, net	298	2	32	2
Net income (loss)	124%	(11%)	40%	(23%)

THREE AND SIX MONTHS ENDED JANUARY 31, 2007 AND 2006

Revenues

Revenues for the three months ended January 31, 2007 were $1.0 million, a decrease of $3.3 million, or 76%, from the $4.3 million reported for the three months ended January 31, 2006. Revenues for the six months ended January 31, 2007 were $10.1 million, an increase of $2.1 million, or 27%, from the $8.0 million reported for the six months ended January 31, 2006. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties and settlements received from licensing the Company’s intellectual property as well as sales of Forgent’s NetSimplicity software, installation and training and software maintenance services.

Intellectual Property Licensing Business

Intellectual property licensing revenues for the three months ended January 31, 2007 were $28 thousand, a decrease of $3.8 million, or 99%, from the $3.8 million reported for the three months ended January 31, 2006.  Intellectual property licensing revenues for the six months ended January 31, 2007 were $8.1 million, an increase of $1.4 million, or 21%, from the $6.7 million reported for the six months ended January 31, 2006.  Intellectual property licensing revenues as a percentage of total revenues were 3% and 87% for the three months ended January 31, 2007 and 2006, respectively.  Intellectual property licensing revenues as a percentage of total revenues were 80% and 84% for the six months ended January 31, 2007 and 2006, respectively.  Forgent’s licensing revenues relate primarily to one-time intellectual property license agreements with companies for Forgent’s data compression technology embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts.  Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garner royalties.  Forgent’s licensing revenues include royalties received from this MPEG-2 consortium.  The Company is also seeking to license its U.S. Patent No. 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording. However, no licensing revenues have been achieved as of January 31, 2007.

Forgent was in legal proceedings with multiple companies in the United States District Court for the Northern District of California regarding the infringement of its ‘672 patent (the “ ‘672 Litigation”).  On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8.0 million.  As of January 31, 2007, Forgent has achieved approximately $121.6 million in aggregate revenues generated from one-time license agreements related to its ‘672 patent. Since a settlement was reached with the remaining defendants and since the Company is not actively pursuing additional ‘672 license agreements, no additional licensing revenues from one-time license agreements were generated during the three months ended January 31, 2007.  The one-time license agreements generated approximately 0% and 98% of the intellectual property segment’s licensing revenues for the three and six months ended January 31, 2007, respectively, and approximately 97% and 96% of the intellectual property segment’s licensing revenues for the three and six months ended January 31, 2006, respectively.  The $28 thousand in licensing revenues generated during the second fiscal quarter of 2007 relate to royalties received from the MPEG-2 consortium.  The ‘672 patent expired in October 2006 in the United States; therefore, Forgent will not receive any additional royalties from the consortium.

Forgent’s intellectual property licensing business is currently focused on its legal proceedings with several companies in the United States District Court for the Eastern District of Texas, Tyler Division, for the infringement of its ‘746 patent (the “ ‘746 Litigation”).  On November 9, 2006, Forgent and the defendants in the ‘746 Litigation appeared before the Court and presented arguments relating to claims construction, a motion for summary judgment and a motion to stay the litigation.  On November 20, 2006, the Court denied the motion to stay the litigation.  On February 16, 2007, the Court denied the defendants’ motion for summary judgment for invalidity and the Court issued its claims construction ruling.  On February 20, 2007, the Court ordered Forgent and the defendants to mediate by April 15, 2007.  However, there can be no assurance that any licensing revenues will result from the mediation.  The trial date for the ‘746 Litigation is set for May 14, 2007.  At any time during the litigation process, Forgent will consider any reasonable settlements with the defendants, if the settlement amount provides a reasonable value.

On October 2, 2006, the USPTO granted Motorola Inc.’s petition and ordered an inter partes re-examination of the ‘746 patent.  On October 26, 2006, the USPTO issued its first office action related to this re-examination.  This first action, which is not the final conclusion of the re-examination, rejected  the five claims in the ‘746 patent.  Forgent responded to the USPTO and anticipates working to vigorously defend all of the claims of the ‘746 patent.  If the Company is unsuccessful in defending its patent’s claims with the USPTO examiner, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary.  Negative results from the re-examination could reduce the Company’s ability to negotiate settlements with defendants and licenses with potential licensees, which could materially and adversely affect Forgent’s licensing revenues.  The ultimate rejection of significant claims would have material and adverse consequences for Forgent.  Thus, there can be no assurance that the Company will be able to continue to effectively license its technology to other companies.

Additionally, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future.

Software and Services Business

Software and services revenues for the three months ended January 31, 2007 were $1.0 million, an increase of $0.5 million, or 86%, from the $0.5 million reported for the three months ended January 31, 2006. Software and services revenues for the six months ended January 31, 2007 were $2.0 million, an increase of $0.7 million, or 55%, from the $1.3 million reported for the six months ended January 31, 2006. Software and services revenues as a percentage of total revenues were 97% and 13% for the three months ended January 31, 2007 and 2006, respectively.  Software and services revenues as a percentage of total revenues were 20% and 16% for the six months ended January 31, 2007 and 2006, respectively.  Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software, which includes Meeting Room Manager (“MRM”), Visual Asset Manager (“VAM”) and Resource Scheduler.  Also included in this segment’s revenues are software maintenance and professional services, such as add-on software customization, installation and training.

During the three and six months ended January 31, 2007, increases in software, hardware and maintenance revenues accounted for approximately 85% and 89%, of the total increases in the software segment’s revenues, respectively.  Software sales increased by $0.2 million and $0.3 million, for the three and six months ended January 31, 2007, respectively, primarily due to increased sales to larger enterprise customers, stronger overall sales performance and additional sales to existing customers who further invested in their original software purchases.  The increase in software sales, as well as the continued pursuit of maintenance renewals, led to additional sales of maintenance and support contracts, which increased maintenance revenues by $0.1 million and $0.2 million during the three and six months ended January 31, 2007, respectively. Towards the end of fiscal year 2006, Forgent partnered with several vendors, which enabled the Company to resell touch screen and display panel hardware to complement its MRM software and barcode scanning hardware devices to complement its VAM software.  Revenues from hardware sales during the three and six months ended January 31, 2007 increased by $0.1 million and $0.1 million, respectively, since the Company had minimal hardware sales during the 2006 fiscal periods. The software segment’s growth is further evidenced by a 6% increase in revenues during the second fiscal quarter of 2007, as compared to the first fiscal quarter of 2007.  This growth is seen as an indication of strong demand for the Company’s software products because the second fiscal quarters have historically been a challenging revenue generating quarter due to seasonality factors.  Forgent will continue to target North American and international companies in the education, governmental, healthcare and legal sectors, which generated approximately 60% and 55% of its software revenues during the three and six months ended January 31, 2007, respectively.  The second fiscal quarter of 2007 marks the fourth consecutive quarter of revenue growth for the software segment and management believes its software and services revenues will continue to increase.

Gross Margin

Gross margin for the three months ended January 31, 2007 was $0.9 million, a decrease of $1.2 million, or 59%, from the $2.1 million reported for the three months ended January 31, 2006. Gross margin for the six months ended January 31, 2007 was $6.1 million, an increase of $2.7 million, or 77%, from the $3.4 million reported for the six months ended January 31, 2006. Gross margin as a percentage of total revenues were 81% and 48% for the three months ended January 31, 2007 and 2006, respectively.  Gross margin as a percentage of total revenues were 60% and 43% for the six months ended January 31, 2007 and 2006, respectively.

The $1.2 million decrease in gross margin for the three months ended January 31, 2007, as compared to the three months ended January 31, 2006, is due primarily to the $1.7 million decrease in gross margin resulting from intellectual property licensing business.  Similarly, the $2.7 million increase in gross margin for the six months ended January 31, 2007, as compared to the six months ended January 31, 2006, is due primarily to the $2.0 million increase in gross margin resulting from intellectual property licensing business.  To date, all of the Company’s licensing revenue has been generated by the ‘672 patent.  Because the ‘672 Litigation is concluded and the U.S. ‘672 patent expired in October 2006, licensing revenues will continue to decline unless alternative sources of revenue are found.  If licensing revenues decline, total gross margins will be adversely affected.

Intellectual Property Licensing Business

Intellectual property gross margin for the three months ended January 31, 2007 was $25 thousand, a decrease of $1.7 million, or 99%, from the $1.7 million reported for the three months ended January 31, 2006.  Intellectual property gross margin for the six months ended January 31, 2007 was $4.6 million, an increase of $2.1 million, or 81%, from the $2.5 million reported for the six months ended January 31, 2006. Intellectual property gross margin as a percentage of total revenues were 89% and 45% for the three months ended January 31, 2007 and 2006, respectively.  Intellectual property gross margin as a percentage of total revenues were 57% and 38% for the six months ended January 31, 2007 and 2006, respectively.

The cost of sales from the intellectual property segment relates to the legal fees incurred on successfully achieving signed license agreements as well as legal expenses incurred from legal counsel’s time in connection with licensing and litigating the Company’s patents. During the three and six months ended January 31, 2006, the cost of sales from the intellectual property segment included a 50% contingency fee to Jenkens & Gilchrist (“Jenkens”).  This fee was reduced to 10% in January 2006 when the Company achieved $6.0 million in gross recoveries received on or after October 27, 2004.  During the six months ended January 31, 2007, the cost of sales from the intellectual property segment included the 10% contingency fee to Jenkens and a 33% contingency fee, net of expenses, to Susman Godfrey, LLP (“Susman”).  Additionally, legal expenses incurred from legal counsel’s time during the three and six months ended January 31, 2006 were higher than the legal expenses incurred during the three and six months ended January 31, 2007 due to higher monthly rates paid to Godwin Gruber, LLP (“Godwin”) and expenses paid to terminate Godwin in fiscal 2006.  As a result of the change in legal counsel and the reduction in contingency fees to Jenkens, Forgent’s gross margins from the intellectual property licensing business increased to 89% and 57% for the three and six months ended January 31, 2007, respectively, as compared to 45% and 38% for the three and six months ended January 31, 2006, respectively.

Cost of sales from the intellectual property licensing business related to the ‘746 Litigation will include 57.5% in contingency fees to Hagans Burdine Montgomery Rustay & Winchester (“Hagans”), Bracewell & Giuliani, L.L.P. (“Bracewell”), Jenkens and The Roth Law Firm.  Under these legal services agreements, Forgent does not pay any legal expenses for time incurred.

Software and Services Business

Software and services gross margin for the three months ended January 31, 2007 was $0.8 million, an increase of $0.5 million, or 137%, from the $0.3 million reported for the three months ended January 31, 2006.  Software and services gross margin for the six months ended January 31, 2007 was $1.5 million, an increase of $0.6 million, or 67%, from the $0.9 million reported for the six months ended January 31, 2006. Software and services gross margins as a percentage of total revenues were 81% and 64% for the three months ended January 31, 2007 and 2006, respectively.  Software and services gross margins as a percentage of total revenues were 75% and 69% for the six months ended January 31, 2007 and 2006, respectively.

The cost of sales associated with the software segment relates primarily to the amortization of the Company’s purchased software development costs, compensation expenses and hardware expenses.  During the first fiscal quarter of 2007, the purchased software development costs were fully amortized, which reduced cost of sales by $0.2 million for the three and six months ended January 31, 2007.  This reduction was offset by increases in compensation expenses and hardware expenses.  As of July 31, 2006, the Company formalized a group dedicated to providing maintenance and support.  The compensation expenses and related expenses for this group were classified as cost of sales during the three and six months ended January 31, 2007.  Since the group did not exist during the three and six months ended January 31, 2006, no related expenses were recorded during the first and second fiscal quarters of 2006.  Additionally, Forgent incurred increased hardware expenses during the three and six months ended January 31, 2007, as compared to the three and six months ended January 31, 2006, since the Company had minimal hardware sales during fiscal 2006.  Despite the $0.1 million increase in cost of sales for the six months ended January 31, 2007, the increase in software and services revenues and the fully amortized purchased software development costs led to increases of $0.5 million and $0.6 million in total software gross margin for the three and six months ended January 31, 2007 and 2006, respectively.  As a result, gross margin as a percentage of revenues increased to 81% and 75% for the three and six months ended January 31, 2007, respectively.  Since the purchased software development costs were fully amortized and since Forgent expects to generate more business from its software segment, management expects continued healthy gross margin from its software and services business in terms of dollars and percentage of revenue.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended January 31, 2007 were $2.5 million, an increase of $0.1 million, or 3%, from the $2.4 million reported for the three months ended January 31, 2006. SG&A expenses for the six months ended January 31, 2007 were $5.0 million, a decrease of $0.1 million, or 2%, from the $5.1 million reported for the six months ended January 31, 2006. SG&A expenses as a percentage of total revenues were 243% and 57% for the three months ended January 31, 2007 and 2006, respectively.  SG&A expenses as a percentage of total revenues were 50% and 65% for the six months ended January 31, 2007 and 2006, respectively.

During the three and six months ended January 31, 2007, SG&A expenses changed slightly from the three and six months ended January 31, 2006.  In attempts to grow its software segment, Forgent hired additional sales and marketing personnel, which increased sales and marketing compensation expenses in fiscal 2007, as compared to fiscal 2006.  Forgent will continue to make prudent investments in order to increase NetSimplicity sales.  The increases in the compensation expenses were partially offset by decreases in facility expenses resulting from the June 2006 expiration of the Company’s facility lease in King of Prussia, Pennsylvania.  Additionally, during the three and six months ended January 31, 2007, legal expenses related to the ‘672 Litigation and licensing process decreased, as compared to the three and six months ended January 31, 2006, due to the settlement reached in October 2006.  However, these decreases were offset by increases in legal expenses related to the ‘746 Litigation and licensing process as the Company prepares for its ‘746 patent trial in May 2007.

As Forgent continues to pursue licensing and litigating the ‘746 patent, significant legal fees and consulting expenses will continue to be incurred and may increase.  However, management believes the Company has the necessary financial resources to support all of its current and upcoming licensing and litigation efforts.  Due to uncertainties inherent with litigation, management is unable to accurately predict the ultimate outcome and thus, there can be no assurances that the Company will be able to recover these costs.  Forgent will continue, however, to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.  For the remainder of fiscal year 2007, management expects its SG&A expenses, particularly legal fees and consulting expenses, to increase as the Company prepares for trial in May 2007.

Research and Development

Research and development (“R&D”) expenses for the three months ended January 31, 2007 were $0.1 million, a decrease of $38 thousand, or 22%, from the $0.2 million reported for the three months ended January 31, 2006. R&D expenses for the six months ended January 31, 2007 were $0.2 million, a decrease of $0.1 million, or 18%, from the $0.3 million reported for the six months ended January 31, 2006. R&D expenses as a percentage of total revenues were 13% and 4% for the three months ended January 31, 2007 and 2006, respectively.  R&D expenses as a percentage of total revenues were 2% and 4% for the six months ended January 31, 2007 and 2006, respectively.

During the three months ended January 31, 2007, Forgent continued developing MRM 7.5, which will include an Advanced Services Management feature for its Enterprise edition to better manage equipment and other meeting service requests and an improved Outlook Scheduling interface with new capabilities.  Forgent expects to release MRM 7.5 in April 2007.  In January 2007, the Company released VAM 5.6, which included minor enhancement updates.  The Company is currently working on VAM 6.0 and expects to release this new version during the summer of 2007.  Management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

Other Income and Expenses

Other income and expenses for the three months ended January 31, 2007 were $3.1 million, an increase of $3.0 million, or 2,870%, from the $0.1 million reported for the three months ended January 31, 2006. Other income and expenses for the six months ended January 31, 2007 were $3.2 million, an increase of $3.0 million, or 1,643%, from the $0.2 million reported for the six months ended January 31, 2006. Other income and expenses as a percentage of total revenues were 298% and 2% for the three months ended January 31, 2007 and 2006, respectively.  Other income and expenses as a percentage of total revenues were 32% and 2% for the six months ended January 31, 2007 and 2006, respectively.

The $3.0 million increases for the three and six months ended January 31, 2007 resulted from the sale of assets during the second fiscal quarter of 2007.  In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS for $3.2 million.  Upon closing, Forgent received $2.9 million of the purchase price, all of which was recorded as a gain on sale of assets.  The remaining balance of $0.3 million will be held in escrow for two years for indemnity claims.  Following this sale, Forgent continues to maintain several active patents and patent applications, including the ‘746 patent, which is the basis for the ‘746 Litigation.  Except for any licensing revenues resulting from these remaining patents, of which there can be no assurance, unless Forgent develops or acquires additional patents that would be suitable for the Company’s Patent Licensing Program, Forgent’s licensing revenues will decline.

Net Income (Loss)

Forgent generated net income of $1.3 million, or $0.05 per share, during the three months ended January 31, 2007 compared to a net loss of $0.5 million, or $0.02 per share, during the three months ended January 31, 2006. Forgent generated net income of $4.0 million, or $0.16 per share, during the six months ended January 31, 2007 compared to a net loss of $1.9 million, or $0.07 per share, during the six months ended January 31, 2006. Net income (loss) as a percentage of total revenues were 124% and (11%) for the three months ended January 31, 2007 and 2006, respectively. Net income (loss) as a percentage of total revenues were 40% and (23%)  for the six months ended January 31, 2007 and 2006, respectively. The $1.8 million increase in the Company’s net income during the three months ended January 31, 2007, as compared to the three months ended January 31, 2006, is primarily attributable to the $2.9 million gain from the sale of assets, which is offset by the $1.2 million decrease in gross margin.  The $5.9 million increase in the Company’s net income during the six months ended January 31, 2007, as compared to the six months ended January 31, 2006, is primarily attributable to the $2.9 million gain from the sale of assets and the $2.7 million increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE SIX MONTHS ENDED JANUARY 31,
	2007	2006
	(in thousands)

Working capital	15,105	12,454
Cash, cash equivalents and short-term investments	18,016	15,599
Cash provided by (used in) operating activities	2,444	(1,953)
Cash (used in) provided by investing activities	(1,690)	1,454
Cash (used in) provided by financing activities	(459)	237

Cash provided by operating activities was $2.4 million for the six months ended January 31, 2007 due primarily to the  $4.0 million in net income, which was offset by a $2.3 million decrease in accounts payable. Cash used in operating activities was $2.0 million for the six months ended January 31, 2006 due primarily to a $1.9 million net loss. During the six months ended January 31, 2007, Forgent collected $8.0 million in cash receipts from its intellectual property licensing business.  Management plans to continue utilizing these cash receipts for its Patent Licensing Program, especially due to anticipated expenditures related to the ‘746 Litigation, and to support the growth of its software operations.  Forgent’s average days sales outstanding was 61 for the second fiscal quarter of 2007, a slight increase from the 60 days for the first fiscal quarter of 2007.

Cash used investing activities was $1.7 million for the six months ended January 31, 2007 due primarily to $1.5 million in purchases of short-term investments.  Cash provided by investing activities was $1.5 million for the six months ended January 31, 2006 due primarily to $1.5 million in net sales/maturities of short-term investments. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  The Company’s current operations are not capital intensive.  Approximately 82% of Forgent’s purchased fixed assets during the six months ended January 31, 2007 related to leasehold improvements, primarily for new subtenants and subtenant expansions.  Management does not anticipate any significant purchases of fixed assets during the remaining fiscal quarters of 2007.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses.  The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  During the second fiscal quarter of 2007, Forgent fully repaid its loans from Silicon Valley Bank.  As of January 31, 2007, Forgent had $1.0 million available in notes payable from Silicon Valley Bank.  Additional notes payable obtained from Silicon Valley Bank would bear interest at prime plus 0.75% and require monthly installments over a three year term.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.   Forgent’s future minimum lease payments under all operating and capital leases as of January 31, 2007 are as follows:

	Payments Due By Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$21,105	$3,515	$6,966	$6,836	$3,788
Capital lease obligations	3	3	—-	—	—
Total	$21,108	$3,518	$6,966	$6,836	$3,788

Approximately 99% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas.  As of January 31, 2007, Forgent had $5.1 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $1.0 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.

Cash used in financing activities was $0.5 million for the six months ended January 31, 2007 due primarily to the repayment of Forgent’s outstanding notes payable.  Cash provided by financing activities was $0.2 million for the six months ended January 31, 2006 due primarily to $0.2 million in proceeds received from the issuance of stock.  Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the six months ended January 31, 2007 or 2006.  As of January 31, 2007, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the approval to repurchase approximately 1.2 million additional shares.  Management will periodically assess repurchasing additional shares in fiscal year 2007, depending on the Company’s cash position, market conditions and other factors.

As of January 31, 2007, Forgent’s principal source of liquidity consisted of $18.0 million in cash, cash equivalents and short-term investments.  Management currently plans to utilize its cash balances as necessary to focus on the litigation efforts, continue licensing its intellectual property and fund its software operations.  Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under “Risk Factors.” There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s business demands may lead to cash utilization at levels greater than recently experienced due to the litigation, increased legal expense levels and other factors. Management believes that the Company has sufficient capital and liquidity to pursue its licensing and litigation efforts and to fund its current operations.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets and the loss from its impairments. These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.   The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” and Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue.  Deferred revenues are recognized in the Condensed Consolidated Statements of Operations when the service is completed and over the terms of the arrangements, primarily ranging from one to three years.

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

ITEM 4. CONTROLS AND PROCEDURES

Management established and is responsible for maintaining internal control over the Company’s financial reporting.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended January 31, 2007, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Prior to fiscal year 2007, Forgent settled with defendants Adobe Systems, Inc.; Apple Computer, Incorporated; AudioVox Corporation; Axis Communications, Incorporated; BenQ America Corporation; Color Dreams, Inc.; JASC Software; Google Inc.; Macromedia, Inc.; ScanSoft, Inc.; Oce’ North America, Incorporated; Onkyo Corporation; Riverdeep, Incorporated; Xerox Corporation and Yahoo! Inc.  On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other and Forgent has no future obligations related to this settlement.

Litigation of United States Patent No. 6,285,746

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 in the United States District Court for the Eastern District of Texas, Marshall Division, seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought.  The defendants include Cable One, Inc., a subsidiary of the Washington Post Company; Charter Communications, Inc.; Comcast Corporation; Cox Communications, Inc., a subsidiary of Cox Enterprises, Inc.; EchoStar Communications Corporation; The DIRECTV Group, Inc.; Time Warner Inc.; Scientific-Atlanta Inc.; Motorola Inc.; Diego, Inc.; and their respective subsidiaries.  Forgent dismissed six defendants from the lawsuit since they had no operational role with respect to infringement: Cox Communications, Inc.; DIRECTV Group, Inc.; DIRECTV Enterprises, LLC; DIRECTV Operations, LLC; EchoStar Communications Corporation; and EchoStar DBS Corporation.  No settlements accompanied these dismissals and there have been no other settlements to date in this litigation.   The ‘746 Litigation has since been moved to the United States District Court for the Eastern District of Texas, Tyler Division.

On October 2, 2006, the United States Patent and Trademark Office (“USPTO”) granted Motorola Inc.’s petition and ordered an inter partes re-examination of the ‘746 patent.  On October 26, 2006, the USPTO issued its first office action related to this re-examination.  This first action, which is not the final conclusion of the re-examination, rejected the five claims in the ‘746 patent.  Forgent responded to the USPTO and anticipates working to vigorously defend all of the claims of the ‘746 patent.

On November 9, 2006, Forgent and the defendants in the ‘746 Litigation appeared before the Court and presented arguments relating to claims construction, a motion for summary judgment and a motion to stay the litigation.  On November 20, 2006, the Court denied the motion to stay the litigation.  On February 16, 2007, the Court denied the defendants’ motion for summary judgment for invalidity and the Court issued its claims construction ruling.  Various other motions are currently pending against Forgent, including some which seek summary judgment.  The Company has and will continue to respond accordingly.  On February 20, 2007, the Court ordered Forgent and the defendants to mediate by April 15, 2007.  The trial date for the ‘746 Litigation is set for May 14, 2007.

Litigation of United States Patent Nos. 5,720,023 and 6,295,527

On February 14, 2007, Cisco Systems, Inc. and Cisco Technology, Inc. (collectively “Cisco”) initiated litigation in the United States District Court for the Western District of Wisconsin against Forgent for alleged infringement of United Statements Patent Nos. 5,720,023 and 6,295,527.  Cisco is seeking injunctive relief against sales of Forgent’s Virtual Asset Manager software product and monetary damages, among other relief sought.  Forgent intends to answer the complaint filed by Cisco by the required deadline and to vigorously defend its rights to continue to sell the Virtual Asset Manager product. The Court has not yet issued a scheduling order or trial setting in this matter.

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

The Company’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal or regulatory challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks. Failure to sign new license agreements would cause operating results to suffer.  There can be no assurance that the Company will be able to continue to license its technology to others.  Additionally, quarterly operating results may fail to meet expectations for a number of reasons, including a decline in the demand for the Company’s patented technology, higher than expected operating expenses and license delays due to legal and other factors.

Forgent may not prevail in its ‘746 Litigation proceedings, which could cause the Company to incur significant legal expenditures without any related earnings.

The Company has initiated the ‘746 Litigation against several companies for the infringement of its ‘746 patent.  As with any litigation, the outcome is uncertain.  Although the Company intends to vigorously pursue its claims, there are no guarantees that the Company can protect its intellectual property rights in its current litigation or prevent the unauthorized use of its technology in the future.  The litigation will be lengthy and costly.  Additionally, unintended consequences of the Company’s litigations may adversely affect the Company’s business, including, without limitation, that the Company may have to devote significant time and financial resources to pursuing the litigation, that the Company may become subject to counterclaims or lawsuits and that the expenses of pursuing the litigation could increase based upon new developments.  These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on the Company’s business, prospects, liquidity and results of operations.

Negative results from the United States Patent and Trademark Office’s re-examination of the ‘746 patent may negatively affect the Company’s ability to generate licensing revenues.

See Part II, Item 1 “Legal Proceedings” for information regarding the United States Patent and Trademark Office’s (“USPTO”) first office action issued related to the ‘746 patent.  The USPTO’s re-examination can cause Forgent to incur significant legal expenses to defend its ‘746 patent.  Since the USPTO rejected the claims of the ‘746 patent, the Company’s licensing abilities may be negatively affected.  Although Forgent has not recognized any licensing revenues from the ‘746 patent to date, any successful challenge to the licensing process would reduce the Company’s ability to negotiate settlements with defendants in the ‘746 Litigation and new licenses with other companies.

The ‘672 patent expired in the U.S. and revenues will decline if Forgent is unable to replace this revenue stream.

To date, all of the Company’s intellectual property licensing revenue has been derived from the ‘672 patent.  The U.S. ‘672 patent expired in October 2006.  Thus, Forgent will cease receiving any royalties from the MPEG-2 consortium.  Revenues from the ‘672 patent are finite and, if such revenues are not replaced, net income will decrease and the market price of Forgent’s common stock may decline.

Forgent’s ‘672 patent is being re-examined by the USPTO and the Federal Trade Commission is conducting a non-public inquiry into the Company’s Patent Licensing Program, as it relates to the ‘672 patent.  Any negative results from the re-examination or the inquiry could adversely affect the Company.

The USPTO is currently re-examining the ‘672 patent and the Federal Trade Commission’s (“FTC”) is conducting a non-public inquiry associated with the Company’s Patent Licensing Program, as it relates to the ‘672 patent.  This re-examination and inquiry can cause Forgent to incur significant legal expenses to defend its ‘672 patent and related license agreements.  Additionally, if the FTC proceeds with its inquiry and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue.

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

On February 14, 2007, Cisco Systems, Inc. and Cisco Technology, Inc. (collectively “Cisco”) initiated litigation in the United States District Court for the Western District of Wisconsin against Forgent for alleged infringement of United States Patent Nos. 5,720,023 and 6,295,527 (the “Cisco Claim”).  Cisco is seeking injunctive relief against sales of Forgent’s Virtual Asset Manager software product and monetary damages, among other relief sought.  Forgent intends to answer the complaint filed by Cisco by the required deadline and to vigorously defend its rights to continue to sell the Virtual Asset Manager product.

In addition to the Cisco Claim, Forgent may become subjected to other claims of intellectual property infringement by third parties as the number of competitors and available software products continues to grow and the functionality of such products increasingly overlap. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s attention and financial resources, cause the loss or deferral of sales or require Forgent to enter into royalty or license agreements. In the event of a successful claim of intellectual property infringement against Forgent, the Company’s business, operating results and financial condition could be materially adversely affected, if Forgent is unable to either license the technology or similar technology or develop alternative technology on a timely basis. If Forgent is able to license the technology, such royalty or license agreements may not be available on terms acceptable to the Company.

If Forgent is unable to successfully market and sell its software products and services, future software revenues will decline.

The future success of the Company’s software segment is dependent in significant part on its ability to generate demand for its NetSimplicity software products and services. To this end, Forgent’s marketing and sales operations must increase market awareness of its products and services to generate increased revenue. All sales new hires will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary or that it will be able to hire enough qualified individuals or retain existing employees in the future. The Company cannot be certain that it will be successful in its efforts to market and sell its products and services.  If it is not successful in building greater market awareness and generating increased sales, future software revenues may decline.

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

Many different formal and informal groups of software developers and individuals have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Such open source software has been gaining in popularity among business users, particularly small to medium sized businesses, which are some of Forgent’s targeted customers. Although management is currently unaware of any competing open source software, if developers make scheduling or asset management software applications available to the open source community, and that software has competitive features, Forgent may need to change its pricing and distribution strategy in order to compete.

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

Although Forgent generated net income for the six months ended January 31, 2007, the Company incurred losses during the prior fiscal quarters.  As of January 31, 2007, Forgent had an accumulated deficit of $246.7 million and Forgent may continue to incur additional losses in the future.  Continued losses may cause existing and new customers to question the Company’s viability and be reluctant to purchase from the Company.  If Forgent is unable to increase its sales due to such concerns, revenues will decline, which would further adversely affect the Company’s operating results. Therefore, there are no assurances that the Company can achieve or generate sufficient revenues to continue its current profitability.

Forgent may experience significant fluctuations in its quarterly results and if the Company’s future results are below expectations, the price for the Company’s common stock may decline.

In the past, Forgent’s revenues and operating results have varied significantly from quarter to quarter.  Additionally, management expects that revenues and operating results may continue to fluctuate significantly from quarter to quarter.  These fluctuations may lead to reduced prices for the Company’s common stock.  Several factors may cause the quarterly results to fluctuate, including:

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

•                  the mix of software license and services revenues;

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

10.36

Second Asset Purchase Agreement, effective November 21, 2006, between Forgent Networks, Inc. and Tandberg Telecom AS. (incorporated by reference to Exhibit 10.36 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2006).

10.37

Amended Legal Services Fee Agreement, effective September 1, 2006, by and among Forgent Networks, Inc., Hagans, Burdine, Montgomery, Rustay & Winchester, P.C. and Bracewell & Giuliani, L.L.P. (incorporated by reference to Exhibit 10.37 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2006).

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

FORGENT NETWORKS, INC.

Date: March 14, 2007	By: /s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Date: March 14, 2007	By: /s/ JAY C. PETERSON
Jay C. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

4.2

Rights Agreement, dated as of December 19, 2005, between Forgent Networks, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $0.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2005).

10.36

Second Asset Purchase Agreement, effective November 21, 2006, between Forgent Networks, Inc. and Tandberg Telecom AS. (incorporated by reference to Exhibit 10.36 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2006).

10.37

Amended Legal Services Fee Agreement, effective September 1, 2006, by and among Forgent Networks, Inc., Hagans, Burdine, Montgomery, Rustay & Winchester, P.C. and Bracewell & Giuliani, L.L.P. (incorporated by reference to Exhibit 10.37 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2006).

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