Form 10-Q
period 2007-04-30
FORGENT NETWORKS  INC
filed 2007-06-14
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Yes  ☐     No ☒

On June 8, 2007, the registrant had outstanding 25,597,554 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	APRIL 30, 2007	JULY 31, 2006
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents, including restricted cash of $0 and $543 at April 30, 2007 and July 31, 2006	$24,614	$16,206
Short-term investments	1,533	—
Accounts receivable, net of allowance for doubtful accounts of $23 and $13 at April 30, 2007 and July 31, 2006, respectively	10,806	714
Prepaid expenses and other current assets	316	274
Total Current Assets	37,269	17,194

Property and equipment, net	814	788
Intangible assets, net	—	4
Other assets	3	3
	$38,086	$17,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,854	$3,631
Accrued compensation and benefits	922	547
Other accrued liabilities	1,642	907
Notes payable, current position	—	313
Deferred revenue	900	683
Total Current Liabilities	16,318	6,081

Long-Term Liabilities:
Deferred revenue	23	11
Other long-term obligations	1,299	1,777
Total Long-Term Liabilities	1,322	1,788

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 27,387 and 27,163 shares issued; 25,597 and 25,373 shares outstanding at April 30, 2007 and July 31, 2006, respectively	274	271
Treasury stock at cost, 1,790 issued at April 30, 2007 and July 31, 2006	(4,815)	(4,815)
Additional paid-in capital	265,633	265,406
Accumulated deficit	(240,660)	(250,754)
Accumulated other comprehensive income	14	12
Total Stockholders’ Equity	20,446	10,120
	$38,086	$17,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)
REVENUES:
Intellectual property licensing	$20,000	$1,891	$28,162	$8,613
Software and services	978	647	2,957	1,924
Total revenues	20,978	2,538	31,119	10,537

COST OF SALES:
Intellectual property licensing	10,592	1,147	14,135	5,314
Software and services	196	213	698	604
Total cost of sales	10,788	1,360	14,833	5,918

GROSS MARGIN	10,190	1,178	16,286	4,619

OPERATING EXPENSES:
Selling, general and administrative	3,971	2,561	9,009	7,721
Research and development	180	153	429	454
Amortization of intangible assets	—	6	4	23
Total operating expenses	4,151	2,720	9,442	8,198

INCOME (LOSS) FROM OPERATIONS	6,039	(1,542)	6,844	(3,579)

OTHER INCOME AND (EXPENSES):
Interest income	202	128	592	360
Gain on sale of assets	—	—	2,896	—
Interest expense and other	(25)	(12)	(68)	(58)
Total other income and (expenses)	177	116	3,420	302

INCOME (LOSS) FROM OPERATIONS, BEFORE INCOME TAXES	6,216	(1,426)	10,264	(3,277)
Provision for income taxes	(170)	(5)	(170)	(15)

NET INCOME (LOSS)	$6,046	$(1,431)	$10,094	$(3,292)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic	$0.24	$(0.06)	$0.40	$(0.13)
Diluted	$0.23	$(0.06)	$0.39	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,596	25,372	25,488	25,262
Diluted	26,202	25,372	26,022	25,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED APRIL 30,
	2007	2006
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,094	$(3,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:

Depreciation and amortization	423	952
Amortization of leasehold advance and lease impairment	(319)	(420)
Provision for doubtful accounts	19	28
Share-based compensation	144	119
Foreign currency translation loss (gain)	13	(8)
Gain on disposal of fixed assets	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(10,104)	(335)
Prepaid expenses and other current assets	90	(255)
Accounts payable	9,091	420
Accrued expenses and other long-term obligations	1,183	(318)
Deferred revenues	220	175
Net cash provided by (used in) operating activities	10,854	(2,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(1,533)	1,491
Net purchases of property and equipment	(445)	(42)
Net cash (used in) provided by investing activities	(1,978)	1,449

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	86	240
Proceeds from notes payable	—	297
Payments on notes payable	(543)	(297)
Net cash (used in) provided by financing activities	(457)	240

Effect of exchange rate changes on cash and cash equivalents	(11)	—

Net change in cash and cash equivalents	8,408	(1,251)
Cash and cash equivalents at beginning of period	16,206	15,861
Cash and cash equivalents at end of period	$24,614	$14,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of April 30, 2007 and July 31, 2006, the results of operations for the three and nine months ended April 30, 2007 and April 30, 2006, and the cash flows for the nine months ended April 30, 2007 and April 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the fiscal year ended July 31, 2006.   The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – LITIGATION SETTLEMENTS

Forgent was in legal proceedings with multiple companies in the United States District Court for the Eastern District of Texas, Tyler Division (the “ ‘746 Litigation”), regarding the infringement of its U.S. Patent No. 6,285,746 (the “ ‘746 patent).  Effective April 26, 2007, Forgent entered into settlement and license agreements with nine of the defendants: Cable One, Inc.; Charter Communications, Inc.; Comcast Corporation; Comcast STB Software DVR, LLC; Coxcom, Inc.; Digeo, Inc.; Motorola, Inc.; Scientific-Atlanta, Inc.; and Time Warner Cable, Inc.  These defendants were dismissed from the ‘746 Litigation with prejudice.  Under these agreements, Forgent granted the defendants a patent license and other benefits and the defendants agreed to pay the Company a total of $20,000.  Additionally, all parties agreed to release all claims against each other.  The $20,000 was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the three months ended April 30, 2007.

Forgent was in legal proceedings with multiple companies in the United States District Court for the Northern District of California (the “ ‘672 Litigation) regarding the infringement of its U.S. Patent No. 4,698,672 (the “ ‘672 patent).  On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8,000.  Additionally, all parties agreed to release all claims against each other.  The $8,000 was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the three months ended October 31, 2006.

NOTE 3 - INTELLECTUAL PROPERTY LEGAL CONTRACTS

In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the litigation of the ‘746 Litigation.  Hagans is the lead counsel on the ‘746 Litigation.

On December 1, 2006, Forgent signed an amendment to the Legal Services Fee Agreement with Hagans and Bracewell.  This amendment increased the contingency fee payable to Hagans and Bracewell from 30% (15% to each law firm) of all license and litigation proceeds related to the ‘746 patent and other patents, net of expenses, to 37.5% (20% to Hagans and 17.5% to Bracewell).  Additionally, effective September 1, 2006, all related expenses, including consultant fees, travel expenses, document production expenses, etc. are allocated as follows: 25% to Forgent, 50% to Hagans, and 25% to Bracewell, until total expenses reach $2,500. Prior to the amendment, Forgent was liable for all related expenses.  During the third fiscal quarter, the $2,500 threshold was exceeded and Forgent is liable for all subsequent expenses which exceed the $2,500 threshold.  In addition to Hagans and Bracewell, Forgent is also liable for contingency fees to The Roth Law Firm, P.C. for 10% of the ‘746 and other patents litigation proceeds, net of expenses, and to Jenkens & Gilchrist for 10% of all gross license and litigation proceeds related to the ‘746 patent.

Legal expenses for contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statements of Operations.  Cost of sales for the intellectual property licensing business for the three and nine months ended April 30, 2007 were $10,592 and

$14,135, respectively.  Cost of sales for the intellectual property licensing business for the three and nine months ended April 30, 2006 were $1,147 and $5,314, respectively.  Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the Consolidated Statements of Operations.  Other related legal expenses for the three and nine months ended April 30, 2007 were $1,522 and $2,396, respectively.  Other related legal expenses for the three and nine months ended April 30, 2006 were $562 and $1,379, respectively.

NOTE 4 – SALE OF ASSETS

In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS (“Tandberg”) for $3,150.  Upon closing, Forgent received $2,900 of the purchase price, all of which was recorded as a gain on sale of assets.  The remaining balance of $250 will be held in escrow for two years for indemnity claims.  Following this sale, Forgent maintained several active patents and patent applications, including the ‘746 patent.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the three and nine months ended April 30, 2007 was $6,060 and $10,096, respectively. Comprehensive loss for the three and nine months ended April 30, 2006 was $1,443 and $3,296, respectively.

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

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended April 30, 2007 and 2006 was $14 and $18, respectively.  Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the nine months ended April 30, 2007 and 2006 was $144 and $119, respectively.

On August 1, 2006 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $0.385 (the average of the high and low for August 1, 2006). The new exercise price is $0.385. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value.  The repricing resulted in a charge of $88 based on the incremental fair value of the new options versus the fair value of the old options for the nine months ended April 30, 2007.  Previously, on September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005). The new exercise price was $1.42. The repricing resulted in a charge of $65 based on the incremental fair value of the new options versus the fair value of the old options for the nine months ended April 30, 2006.

The Company issued 2 and 3 shares of common stock related to exercises of stock options granted from its stock option and stock purchase plans for the three months ended April 30, 2007 and 2006, respectively.  The Company issued 224 and 173 shares of common stock related to exercises of stock options granted from its stock option and stock purchase plans for the nine months ended April 30, 2007 and 2006, respectively.

NOTE 8 - SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: intellectual property licensing and software and services.  During the nine months ended April 30, 2007, Forgent’s intellectual property licensing business focused on generating licensing revenues relating to the Company’s technologies embodied in the ‘672 patent and its foreign counterparts, as well as in the ‘746 patent.  In October 2006, the Company settled with the remaining defendants in the ‘672 Litigation and does not anticipate generating additional licensing revenues from non-defendants going forward.  In April 2007, Forgent settled with some of the defendants in the ‘746 Litigation and received the jury’s verdict related to this litigation in May 2007.  See Note 9 “Contingencies” for more detail.  Forgent’s software and services business provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services. In order to evaluate the intellectual property and software segments as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating income (loss) for the three and nine months ended April 30, 2007 and 2006:

	Intellectual
	Property	Software &
	Licensing	Services	Corporate	Total

For the Three Months Ended April 30, 2007
Revenues from unaffiliated customers	$20,000	$978	$—	$20,978
Gross margin	9,408	782	—	10,190
Operating income (loss)	7,229	(500)	(690)	6,039

For the Three Months Ended April 30, 2006
Revenues from unaffiliated customers	$1,891	$647	$—	$2,538
Gross margin	744	434	—	1,178
Operating income (loss)	(237)	(535)	(770)	(1,542)

For the Nine Months Ended April 30, 2007
Revenues from unaffiliated customers	$28,162	$2,957	$—	$31,119
Gross margin	14,027	2,259	—	16,286
Operating income (loss)	10,118	(941)	(2,333)	6,844

For the Nine Months Ended April 30, 2006
Revenues from unaffiliated customers	$8,613	$1,924	$—	$10,537
Gross margin	3,299	1,320	—	4,619
Operating income (loss)	788	(1,503)	(2,864)	(3,579)

NOTE 9 - CONTINGENCIES

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business.  With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Re-examination of United States Patent No. 4,698,672

In January 2006, the United States Patent and Trademark Office (the “USPTO”) granted a petition to re-examine the ‘672 patent and subsequently issued its first office action on May 25, 2006.  Forgent responded to this first office action, which confirmed 27 of the 46 claims in the ‘672 patent.  On March 26, 2007, the USPTO issued its final office action, which affirmed its first office action.  Forgent responded to the USPTO on May 11, 2007 and is currently waiting for the USPTO’s reply.

Litigation and Re-examination of United States Patent No. 6,285,746

Forgent was in legal proceedings with multiple companies in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its ‘746 patent.

Effective April 26, 2007, Forgent entered into settlement and license agreements with nine of the defendants, who were dismissed from the ‘746 Litigation with prejudice.

Effective May 13, 2007, Forgent reached an agreement in principle to settle the ‘746 Litigation with respect to DIRECTV, Inc. (“DIRECTV”).  Pursuant to such agreement in principle, Forgent and DIRECTV have agreed to work in good faith to reach a final definitive settlement agreement.  The terms of a final definitive settlement agreement, which have been agreed to in principle, include Forgent’s agreement to grant DIRECTV a patent license, DIRECTV’s agreement to pay the Company $8,000 and the parties’ agreement to release all claims against each other.  The Company anticipates it will finalize a definitive settlement and license agreement with DIRECTV during the fourth fiscal quarter.

On May 16, 2007, TiVo Inc. (“TiVo”) filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Forgent relating to the ‘746 patent.  TiVo is seeking declarations of equitable estoppel and patent noninfringement and invalidity, among other relief sought.  Forgent is currently reviewing its options to resolve this matter.

On May 21, 2007, a jury for the United States District Court for the Eastern District of Texas, Tyler Division, found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of EchoStar Technologies Corporation and Echosphere L.L.C., the two remaining defendants in the ‘746 Litigation.  The Company continues to believe in the validity of the ‘746 patent and is currently assessing its options.

On October 2, 2006, the USPTO ordered an inter partes re-examination of the ‘746 patent and issued its first office action related to this re-examination on October 30, 2006.  This first action, which is not the final conclusion of the re-examination, rejected the five claims in the ‘746 patent.  Forgent responded to the USPTO and anticipates working to vigorously defend all of the claims of the ‘746 patent.  If the Company is unsuccessful in defending its patent’s claims with the USPTO examiner, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary.  The USPTO has not issued any additional office actions related to this re-examination.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of April 30, 2007 and July 31, 2006, and for the three and nine months ended April 30, 2007 and 2006, should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.forgent.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2007	2006	2007	2006

Intellectual property licensing revenues	95%	75%	90%	82%
Software and services revenues	5	25	10	18
Gross margin	49	46	52	44
Selling, general and administrative	19	101	29	73
Research and development	1	6	1	4
Total operating expenses	20	107	30	78
Other income, net	1	5	11	3
Net income (loss)	29%	(56%)	32%	(31%)

THREE AND NINE MONTHS ENDED APRIL 30, 2007 AND 2006

Revenues

Revenues for the three months ended April 30, 2007 were $20.9 million, an increase of $18.4 million, or 727%, from the $2.5 million reported for the three months ended April 30, 2006. Revenues for the nine months ended April 30, 2007 were $31.1 million, an increase of $20.6 million, or 195%, from the $10.5 million reported for the nine months ended April 30, 2006. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties and settlements received from licensing the Company’s intellectual property as well as sales of Forgent’s NetSimplicity software, installation and training and software maintenance services.

Intellectual Property Licensing Business

Intellectual property licensing revenues for the three months ended April 30, 2007 were $20.0 million, an increase of $18.1 million, or 958%, from the $1.9 million reported for the three months ended April 30, 2006.  Intellectual property licensing revenues for the nine months ended April 30, 2007 were $28.1 million, an increase of $19.5 million, or 227%, from the $8.6 million reported for the nine months ended April 30, 2006.  Intellectual property licensing revenues as a percentage of total revenues were 95% and 75% for the three months ended April 30, 2007 and 2006, respectively.  Intellectual property licensing revenues as a percentage of total revenues were 90% and 82% for the nine months ended April 30, 2007 and 2006, respectively.  Forgent’s licensing revenues relate primarily to one-time intellectual property license agreements with companies for Forgent’s technologies embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts as well as in U.S. Patent No 6,285,746 (the “ ‘746 patent”).  Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garner royalties.  Forgent’s licensing revenues include royalties received from this MPEG-2 consortium.

Forgent’s intellectual property licensing business was in legal proceedings with multiple companies in the United States District Court for the Eastern District of Texas, Tyler Division (the “ ‘746 Litigation”), regarding the infringement of its U.S. Patent No. 6,285,746 (the “ ‘746 patent”) and in legal proceedings with multiple other companies in the United States District Court for the Northern District of California (the “ ‘672 Litigation”), regarding the infringement of its U.S. Patent No. 4,698,672 (the “ ‘672 patent”).

Effective April 26, 2007, Forgent entered into settlement and license agreements with nine of the defendants in the ‘746 Litigation, who were dismissed from the ‘746 Litigation with prejudice.  Under these agreements, Forgent granted the defendants a patent license and other benefits and the defendants agreed to pay the Company a total of $20.0 million.  Additionally, all parties agreed to release all claims against each other.  The $20.0 million was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the three months ended April 30, 2007.  Effective May 13, 2007, Forgent reached an agreement in principle to settle the ‘746 Litigation with respect to DIRECTV, Inc. (“DIRECTV”).  Pursuant to such agreement in principle, Forgent and DIRECTV have agreed to work in good faith to reach a final definitive settlement agreement.  The terms of a final definitive settlement agreement, which have been agreed to in principle, include Forgent’s agreement to grant DIRECTV a patent license, DIRECTV’s agreement to pay the Company $8.0 million and the parties’ agreement to release all claims against each other.  The Company anticipates it will finalize a definitive settlement and license agreement with DIRECTV during the fourth fiscal quarter.  On May 21, 2007, a jury for the United States District Court for the Eastern District of Texas, Tyler Division, found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of EchoStar Technologies Corporation and Echosphere L.L.C., the two remaining defendants in the ‘746 Litigation.  The Company continues to believe in the validity of the ‘746 patent and is currently assessing its options.

On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8.0 million.  Program to date, the Company has achieved approximately $121.6 million in aggregate revenues generated from one-time license agreements related to its ‘672 patent. Since a settlement was reached with the remaining defendants and since the Company is not actively pursuing additional ‘672 license agreements, no additional licensing revenues from one-time license agreements were generated during the three months ended April 30, 2007.

The one-time license agreements related to the ‘746 patent and the ‘672 patent generated approximately 100% and 99% of the intellectual property segment’s licensing revenues for the three and nine months ended April 30, 2007, respectively, and approximately 96% and 96% of the intellectual property segment’s licensing revenues for the three and nine months ended April 30, 2006, respectively.  The other licensing revenues generated during the first two fiscal quarters of 2007 and during fiscal 2006 relate to royalties received from the MPEG-2 consortium.  The ‘672 patent expired in October 2006 in the United States; therefore, Forgent will not receive any additional royalties from the consortium.

Software and Services Business

Software and services revenues for the three months ended April 30, 2007 were $0.9 million, an increase of $0.3 million, or 51%, from the $0.6 million reported for the three months ended April 30, 2006. Software and services revenues for the nine months ended April 30, 2007 were $2.9 million, an increase of $1.0 million, or 54%, from the $1.9 million reported for the nine months ended April 30, 2006. Software and services revenues as a percentage of total revenues were 5% and 25% for the three months ended April 30, 2007 and 2006, respectively.  Software and services revenues as a percentage of total revenues were 10% and 18% for the nine months ended April 30, 2007 and 2006, respectively.  Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software, which includes Meeting Room Manager (“MRM”), Visual Asset Manager (“VAM”) and Resource Scheduler.  Also included in this segment’s revenues are software maintenance and professional services, such as add-on software customization, installation and training.

During the three and nine months ended April 30, 2007, increases in software, hardware and maintenance revenues accounted for approximately 78% and 86%, of the total increases in the software segment’s revenues, respectively.  Software sales increased by $0.1 million and $0.4 million, for the three and nine months ended April 30, 2007, respectively, due to (1) growing average sales price resulting primarily from increased sales to larger enterprise customers, (2) improved overall sales performance resulting from an increase in Forgent’s sales and marketing teams as well as stronger individual sales achievements and (3) additional sales to existing customers who further invested in their original software purchases.  The increase in software sales, as well as the continued pursuit of maintenance renewals, led to additional sales of maintenance and support contracts, which increased maintenance revenues by $0.1 million and $0.3 million during the three and nine months ended April 30, 2007, respectively. Towards the end of fiscal year 2006, Forgent partnered with several vendors, which enabled the Company to resell touch screen and display panel hardware to complement its MRM software and barcode scanning hardware devices to complement its VAM software.  Revenues from hardware sales during the three and nine months ended April 30, 2007 increased by $0.1 million and $0.2 million, respectively, since the Company had minimal hardware sales during the 2006 fiscal periods.  Forgent will continue to target North American and international companies in the education, governmental, healthcare and legal sectors, which generated approximately 61% and 55% of its software revenues during the three and nine months ended April 30, 2007, respectively.  Forgent is currently exploring opportunities to acquire profitable businesses, products or technologies to complement its current software products and services in order to grow the software segment and become profitable for this segment.  As the Company continues to make progress on its sales performance, release new software updates and enhancements, and explore these opportunities, management believes its software and services revenues will continue to increase.

Gross Margin

Gross margin for the three months ended April 30, 2007 was $10.2 million, an increase of $9.0 million, or 765%, from the $1.2 million reported for the three months ended April 30, 2006. Gross margin for the nine months ended April 30, 2007 was $16.3 million, an increase of $11.7 million, or 253%, from the $4.6 million reported for the nine months ended April 30, 2006. Gross margin as a percentage of total revenues were 49% and 46% for the three months ended April 30, 2007 and 2006, respectively.  Gross margin as a percentage of total revenues were 52% and 44% for the nine months ended April 30, 2007 and 2006, respectively.

The $9.0 million increase in gross margin for the three months ended April 30, 2007, as compared to the three months ended April 30, 2006, is due primarily to the $8.7 million increase in gross margin resulting from intellectual property segment.  Similarly, the $11.7 million increase in gross margin for the nine months ended April 30, 2007, as compared to the nine months ended April 30, 2006, is due primarily to the $10.7 million increase in gross margin resulting from intellectual property segment.  Because the ‘746 Litigation may be wrapping up, the ‘672 Litigation is concluded and the U.S. ‘672 patent expired in October 2006, intellectual property licensing revenues will decline unless alternative sources of revenue are found.  If intellectual property licensing revenues decline, total gross margins will be adversely affected.

Intellectual Property Licensing Business

Intellectual property gross margin for the three months ended April 30, 2007 was $9.4 million, an increase of $8.7 million, or 1,165%, from the $0.7 million reported for the three months ended April 30, 2006.  Intellectual property gross margin for the nine months ended April 30, 2007 was $14.0 million, an increase of $10.7 million, or 325%, from the $3.3 million reported for the nine months ended April 30, 2006. Intellectual property gross margin as a percentage of total revenues were 47% and 39% for the three months ended April 30, 2007 and 2006, respectively.  Intellectual property gross margin as a percentage of total revenues were 50% and 38% for the nine months ended April 30, 2007 and 2006, respectively.

The cost of sales from the intellectual property segment relates to the legal contingency fees incurred on successfully achieving signed license agreements as well as legal expenses incurred from legal counsel’s time in connection with licensing and litigating the Company’s patents. Since the ‘672 Litigation was concluded during the first fiscal quarter, cost of sales related to legal expenses incurred from legal counsel’s time decreased $0.3 million and $1.4 million for the three and nine months ended April 30, 2007, respectively, as Forgent is not liable for any legal expenses for legal counsel’s time related to the ‘746 Litigation.  Additionally, the contingency fees related to the ‘672 Litigation decreased $0.8 million and $0.4 million for the three and nine months ended April 30, 2007, respectively, as a result of the final ‘672 settlement in the first fiscal quarter.  These decreases were offset by an increase of $10.6 million in contingency fees during the three and nine months ended April 30, 2007, as Forgent recognized its first licensing revenues related to the ‘746 Litigation during the third fiscal quarter.  The contingency fees related to the ‘746 Litigation are management’s current best estimate, based on known and estimated expenses related to the licensing revenues from the ‘746 patent.  As these expenses are finalized, the related contingency fees may be adjusted in a future period.

Despite the increase in total cost of sales from the intellectual property segment, the decrease in contingency fees to Jenkens & Gilchrist during fiscal 2006 and the decrease in legal expenses for legal counsel’s time during fiscal 2007 led to an increase in intellectual property licensing gross margins for the three and nine months ended April 30, 2007.  The increase in total intellectual property gross margin resulted in Forgent’s gross margins as a percentage of revenues from the intellectual property licensing business to increase to 47% and 50% for the three and nine months ended April 30, 2007, respectively, as compared to 39% and 38% for the three and nine months ended April 30, 2006, respectively.

Software and Services Business

Software and services gross margin for the three months ended April 30, 2007 was $0.7 million, an increase of $0.3 million, or 80%, from the $0.4 million reported for the three months ended April 30, 2006.  Software and services gross margin for the nine months ended April 30, 2007 was $2.2 million, an increase of $0.9 million, or 71%, from the $1.3 million reported for the nine months ended April 30, 2006. Software and services gross margins as a percentage of total revenues were 80% and 67% for the three months ended April 30, 2007 and 2006, respectively.  Software and services gross margins as a percentage of total revenues were 76% and 69% for the nine months ended April 30, 2007 and 2006, respectively.

The cost of sales associated with the software segment relates primarily to the amortization of the Company’s purchased software development costs, compensation expenses and hardware expenses.  For the three and nine months ended April 30, 2007, these expenses represented 68% and 73% of cost of sales for the software segment, respectively.  For the three and nine months ended April 30, 2006, these expenses represented 91% and 92% of cost of sales for the software segment, respectively.  During the first fiscal quarter of 2007, the purchased software development costs were fully amortized, which reduced cost of sales by $0.2 million and $0.4 million for the three and nine months ended April 30, 2007, respectively.  This reduction was offset by increases in compensation expenses and hardware expenses.  As of July 31, 2006, the Company formalized a group dedicated to providing maintenance and support.  The compensation expenses and related expenses for this group were classified as cost of sales during the three and nine months ended April 30, 2007.  Since the group did not exist during the three and nine months ended April 30, 2006, no related expenses were recorded during the fiscal periods in 2006.  Additionally, Forgent incurred increased hardware expenses during the three and nine months ended April 30, 2007, as compared to the three and nine months ended April 30, 2006, since the Company had minimal hardware sales during fiscal 2006.

The decrease in amortization expenses was offset by increases in compensation expenses and hardware expenses, which resulted in the cost of sales for the software segment to remain relatively flat during the three and nine months ended April 30, 2007.  Therefore, the $0.3 million and $1.0 million increases in software and services revenues for the three and nine months ended April 30, 2007, respectively, directly led to the $0.3 million and $0.9 million increases in software and services gross margins, respectively.  As a result, gross margin as a percentage of revenues increased to 80% and 76% for the three and nine months ended April 30, 2007, respectively, as compared to 67% and 69% for the three and nine months ended April 30, 2006.  Since the purchased software development costs were fully amortized and since Forgent expects to generate more business from its software segment, management expects continued similar gross margin from its software and services business in terms of dollars and percentage of revenue.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2007 were $4.0 million, an increase of $1.4 million, or 55%, from the $2.6 million reported for the three months ended April 30, 2006. SG&A expenses for the nine months ended April 30, 2007 were $9.0 million, an increase of $1.3 million, or 17%, from the $7.7 million reported for the nine months ended April 30, 2006. SG&A expenses as a percentage of total revenues were 19% and 101% for the three months ended April 30, 2007 and 2006, respectively.  SG&A expenses as a percentage of total revenues were 29% and 73% for the nine months ended April 30, 2007 and 2006, respectively.

During the third fiscal quarter, the Company expended significant efforts related to the ‘746 Litigation.  As a result of these efforts, Forgent achieved $20.0 million in intellectual property licensing revenues during the three months ended April 30, 2007 and anticipates recording an additional $8.0 million in intellectual property licensing revenues during the fourth fiscal quarter.  The legal fees and other expenses incurred related to the ‘746 Litigation led to an increase of $1.2 million and $1.4 million in SG&A expenses for the intellectual property segment for the three and nine months ended April 30, 2007, respectively.  These increases represent 85% and 109% of the Company’s total SG&A increases for the three and nine months ended April 30, 2007, respectively.

With the conclusion of the ‘746 trial in May 2007, management expects its SG&A expenses to decrease from its current levels during the fourth fiscal quarter.  Forgent will continue to make modest investments in its sales and marketing teams, as necessary, in order to further grow its software and services business.  Forgent will also continue to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.

Research and Development

Research and development (“R&D”) expenses for the three months ended April 30, 2007 were $0.2 million, a decrease of $27 thousand, or 186%, from the $0.2 million reported for the three months ended April 30, 2006. R&D expenses for the nine months ended April 30, 2007 were $0.4 million, a decrease of $25 thousand, or 6%, from the $0.4 million reported for the nine months ended April 30, 2006. R&D expenses as a percentage of total revenues were 1% and 6% for the three months ended April 30, 2007 and 2006, respectively.  R&D expenses as a percentage of total revenues were 1% and 4% for the nine months ended April 30, 2007 and 2006, respectively.

During the third fiscal quarter, Forgent finalized its development of MRM 7.5, which includes an Advanced Services Management feature for its Enterprise edition.  The Advanced Services Management feature replaces the prior Advanced Catering Module and is able to manage equipment and other meeting service requests beyond only catering.  MRM 7.5, which also includes an improved Outlook Scheduling interface with new capabilities, was released on May 21, 2007.  With the goal of accelerating the delivery of new features and enhancements by releasing more frequent and focused software updates, Forgent also implemented a new “agile” software development methodology during the third fiscal quarter. As such, the Company is dividing the formerly announced VAM 6.0 release into multiple smaller releases.  The first of these releases will be VAM 5.7 and MRM 5.7.1, both of which include minor enhancement updates.  Forgent expects both to be released by the end of the fourth fiscal quarter.  Management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and anticipates R&D expenses to remain relatively flat during the next fiscal quarter.

Other Income and Expenses

Other income and expenses for the three months ended April 30, 2007 were $0.2 million, an increase of $0.1 million, or 53%, from the $0.1 million reported for the three months ended April 30, 2006. Other income and expenses for the nine months ended April 30, 2007 were $3.4 million, an increase of $3.1 million, or 1,032%, from the $0.3 million reported for the nine months ended April 30, 2006. Other income and expenses as a percentage of total revenues were 1% and 5% for the three months ended April 30, 2007 and 2006, respectively.  Other income and expenses as a percentage of total revenues were 11% and 3% for the nine months ended April 30, 2007 and 2006, respectively.

The $3.1 million increase for the nine months ended April 30, 2007 resulted from the sale of assets during the second fiscal quarter of 2007.  In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS for $3.2 million.  Upon closing, Forgent received $2.9 million of the purchase price, all of which was recorded as a gain on sale of assets.  The remaining balance of $0.3 million will be held in escrow for two years for indemnity claims.  Following this sale, Forgent continued to maintain several active patents and patent applications, including the ‘746 patent.

Net Income (Loss)

Forgent generated net income of $6.0 million, or $0.23 per share, during the three months ended April 30, 2007 compared to a net loss of $1.4 million, or $0.06 per share, during the three months ended April 30, 2006. Forgent generated net income of $10.1 million, or $0.39 per share, during the nine months ended April 30, 2007 compared to a net loss of $3.3 million, or $0.13 per share, during the nine months ended April 30, 2006. Net income (loss) as a percentage of total revenues were 29% and (56%) for the three months ended April 30, 2007 and 2006, respectively. Net income (loss) as a percentage of total revenues were 32% and (31%) for the nine months ended April 30, 2007 and 2006, respectively. The $7.5 million increase in the Company’s net income during the three months ended April 30, 2007, as compared to the three months ended April 30, 2006, is primarily attributable to the $8.7 million increase in gross margin from the intellectual property segment, which is offset by the $1.4 million increase in SG&A expenses.  The $13.4 million increase in the Company’s net income during the nine months ended April 30, 2007, as compared to the nine months ended April 30, 2006, is primarily attributable to the $10.7 million increase in gross margin from the intellectual property segment and the $2.9 million gain from the sale of assets, which are offset by the $1.3 million increase in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE NINE
	MONTHS ENDED
	APRIL 30,
	2007	2006
	(in thousands)

Working capital	$20,951	$11,225
Cash, cash equivalents and short-term investments	26,147	14,610
Cash provided by (used in) operating activities	10,854	(2,940)
Cash (used in) provided by investing activities	(1,978)	1,449
Cash (used in) provided by financing activities	(457)	240

Cash provided by operating activities was $10.9 million for the nine months ended April 30, 2007 due primarily to the $10.1 million in net income and a $9.1 million increase in accounts payables, which were offset by a $10.1 million increase in accounts receivables. Cash used in operating activities was $2.9 million for the nine months ended April 30, 2006 due primarily to a $3.3 million net loss, which was offset by $0.5 million in non-cash depreciation and amortization expenses. During the nine months ended April 30, 2007, Forgent collected $28.0 million in cash receipts from its intellectual property licensing business.  Management plans to utilize these cash receipts to pay its legal counsel for services rendered and to support the growth of its software operations, organically as well as inorganically.  Forgent’s average days sales outstanding was 46 for the third fiscal quarter, a decrease of 15 days from the 61 days reported for the second fiscal quarter.

Cash used in investing activities was $2.0 million for the nine months ended April 30, 2007 due primarily to $1.5 million in net purchases of short-term investments.  Cash provided by investing activities was $1.4 million for the nine months ended April 30, 2006 due primarily to $1.5 million in net sales/maturities of short-term investments. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  As the Company’s cash balances have grown during fiscal 2007, Forgent has shifted its investment portfolio to investments with slightly longer maturities in order to capitalize on the increases in interest rates.  These investments achieved a 64% increase in interest income during the nine months ended April 30, 2007, as compared to the nine months ended April 30, 2006.  During the third fiscal quarter, Forgent made a one-time purchase for software related to the barcode scanners utilized with its VAM software.  This purchase and payments for leasehold improvements, primarily for new subtenants and subtenant expansions, account for approximately 88% of Forgent’s purchased fixed assets during the nine months ended April 30, 2007.  Management does not anticipate any significant purchases of fixed assets during the fourth fiscal quarter.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses.  The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  During the second fiscal quarter of 2007, Forgent fully repaid its loans from Silicon Valley Bank.  As of April 30, 2007, Forgent had $1.0 million available in notes payable from Silicon Valley Bank.  Additional notes payable obtained from Silicon Valley Bank would bear interest at prime plus 0.75% and require monthly installments over a three year term.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.   Forgent’s future minimum lease payments under all operating and capital leases as of April 30, 2007 are as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$20,229	$3,517	$6,943	$6,836	$2,933
Capital lease obligations	2	2	—-	—	—
Total	$20,231	$3,519	$6,943	$6,836	$2,933

Approximately 99% of the Company’s operating lease obligations relates to its corporate office location at 108 Wild Basin Road in Austin, Texas.  As of April 30, 2007, Forgent had $4.7 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.9 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.

Cash used in financing activities was $0.5 million for the nine months ended April 30, 2007 due primarily to the repayment of Forgent’s outstanding notes payable.  Cash provided by financing activities was $0.2 million for the nine months ended April 30, 2006 due primarily to $0.2 million in proceeds received from the issuance of stock.  Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the nine months ended April 30, 2007 or 2006.  As of April 30, 2007, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the approval to repurchase approximately 1.2 million additional shares.  During the fourth fiscal quarter, management will repurchase additional shares, depending on the Company’s cash position, market conditions and other factors.

As of April 30, 2007, Forgent’s principal source of liquidity consisted of $26.1 million in cash, cash equivalents, short-term investments and its ability to generate cash from its intellectual property licensing business.  Management currently plans to utilize its cash balances to grow its software operations internally by making additional prudent investments, explore potential opportunities in acquiring a growing and profitable public or privately held technology business or product line and buy back shares.  Forgent’s ability to generate cash from its intellectual property licensing business is subject to certain risks as discussed under “Risk Factors.” There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced due to potential acquisitions. Management believes that the Company has sufficient capital and liquidity to fund and cultivate growth of its current operations.

CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets and the determination of the fair value of its long-lived assets. These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.   The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which has generated licensing revenues relating to the Company’s technologies embodied in the ‘672 patent and the ‘746 patent.  Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and collection has been deemed probable.  Related costs are recorded as cost of sales.  The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred based upon legal counsel’s time.

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

ITEM 4. CONTROLS AND PROCEDURES

Management established and is responsible for maintaining internal control over the Company’s financial reporting.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended April 30, 2007, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation of United States Patent No. 6,285,746

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 (the “ ‘746 patent”) in the United States District Court for the Eastern District of Texas, Marshall Division (the “ ‘746 Litigation”), seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought.  Since the initial ‘746 Litigation, Forgent has dismissed six defendants and three other defendants have been added.  The ‘746 Litigation was moved to the United States District Court for the Eastern District of Texas, Tyler Division.

Effective April 26, 2007, Forgent entered into settlement and license agreements with nine of the defendants: Cable One, Inc.; Charter Communications, Inc.; Comcast Corporation; Comcast STB Software DVR, LLC; Coxcom, Inc.; Digeo, Inc.; Motorola, Inc.; Scientific-Atlanta, Inc.; and Time Warner Cable, Inc.  These defendants were dismissed from the ‘746 Litigation with prejudice.  Under the agreements, Forgent granted the defendants a patent license and other benefits and the defendants agreed to pay the Company a total of $20.0 million.  Additionally, all parties agreed to release all claims against each other.

Effective May 13, 2007, Forgent reached an agreement in principle to settle the ‘746 Litigation with respect to one of the remaining defendants: DIRECTV, Inc. (“DIRECTV”).  Pursuant to such agreement in principle, Forgent and DIRECTV have agreed to work in good faith to reach a final definitive settlement agreement.  The terms of a final definitive settlement agreement, which have been agreed to in principle, include Forgent’s agreement to grant DIRECTV a patent license, DIRECTV’s agreement to pay the Company $8.0 million, and the parties’ agreement to release all claims against each other.  The Company anticipates it will finalize a definitive settlement and license agreement with DIRECTV during the fourth fiscal quarter.

On May 16, 2007, TiVo Inc. (“TiVo”) filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Forgent relating to the ‘746 patent.  TiVo is seeking declarations of equitable estoppel and patent noninfringement and invalidity, among other relief sought.  Forgent is currently reviewing its options to resolve this matter.

On May 21, 2007, a jury for the United States District Court for the Eastern District of Texas, Tyler Division, found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of EchoStar Technologies Corporation and Echosphere L.L.C., the two remaining defendants in the ‘746 Litigation.  The Company continues to believe in the validity of the ‘746 patent and is currently assessing its options.

Re-examination of United States Patent No. 6,285,746

On October 2, 2006, the United States Patent and Trademark Office (the “USPTO”) ordered an inter partes re-examination of the ‘746 patent and issued its first office action related to this re-examination on October 30, 2006.  This first action, which is not the final conclusion of the re-examination, rejected the five claims in the ‘746 patent.  Forgent responded to the USPTO and anticipates working to vigorously defend all of the claims of the ‘746 patent.  If the Company is unsuccessful in defending its patent’s claims with the USPTO examiner, Forgent could pursue the appeal process within the USPTO and within the federal court system, if necessary.  The USPTO has not issued any additional office actions related to this re-examination.

Litigation of United States Patent Nos. 5,720,023 and 6,295,527

On February 14, 2007, Cisco Systems, Inc. and Cisco Technology, Inc. (collectively “Cisco”) initiated litigation in the United States District Court for the Western District of Wisconsin against Forgent for alleged infringement of United States Patent Nos. 5,720,023 and 6,295,527.  Cisco sought injunctive relief against sales of Forgent’s Virtual Asset Manager software product and monetary damages, among other relief sought.  On April 30, 2007, Cisco dismissed its claims with prejudice and Forgent likewise dismissed its counterclaims.

Litigation of United States Patent No. 4,698,672

Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Incorporated (“CLI”), initiated litigation against multiple companies for infringement of the ‘672 patent in the United States District Court for the Eastern District of Texas, Marshall Division, seeking royalties from sales of infringing products and monetary damages, among other relief sought.  Prior to fiscal year 2007, Forgent settled with defendants Adobe Systems, Inc.; Apple Computer, Incorporated; AudioVox Corporation; Axis Communications, Incorporated; BenQ America Corporation; Color Dreams, Inc.; JASC Software; Google Inc.; Macromedia, Inc.; ScanSoft, Inc.; Oce’ North America, Incorporated; Onkyo Corporation; Riverdeep, Incorporated; Xerox Corporation and Yahoo! Inc.  On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other.

Re-examination of United States Patent No. 4,698,672

In January 2006, the USPTO granted a petition to re-examine the ‘672 patent and subsequently issued its first office action on May 25, 2006.  Forgent responded to this first office action, which confirmed 27 of the 46 claims in the ‘672 patent.  On March 26, 2007, the USPTO issued its final office action, which affirmed its first office action.  Forgent responded to the USPTO on May 11, 2007 and is currently waiting for the USPTO’s reply.

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

Forgent’s litigation involves intensive legal due diligence and negotiations.  In the past, the Company changed its legal counsel, which cost the Company in terms of time and money.  The Company may still encounter a number of risks associated with its current legal counsel, including but not limited to (1) turnover of individual attorneys working on the Company’s Patent Licensing Program; (2) availability of key attorneys working on the program; (3) financial and other resources available to legal counsel; and (4) the financial strength of legal counsel.  These risks may cause delays in Forgent’s ability to pursue licensing agreements and settlements, which could require significant additional legal expenditures and could result in declining revenues and earnings for the Company.

The Federal Trade Commission is conducting a non-public inquiry into the Company’s Patent Licensing Program, as it relates to the ‘672 patent.  Any negative results from the inquiry could adversely affect the Company.

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent.  The Company responded to the FTC’s subpoena and the civil investigative demand in 2005.  Forgent has not received any final conclusion from the FTC on its inquiries.  If the FTC proceeds with its inquiry and thereafter determines that the Company acted improperly, further proceedings before the FTC could ensue.

SOFTWARE & SERVICES BUSINESS

Claims of intellectual property infringement by third parties may adversely affect Forgent’s business.

On February 14, 2007, Cisco Systems, Inc. and Cisco Technology, Inc. (collectively “Cisco”) initiated litigation in the United States District Court for the Western District of Wisconsin against Forgent for alleged infringement of United Statements Patent Nos. 5,720,023 and 6,295,527.  Cisco sought injunctive relief against sales of Forgent’s Virtual Asset Manager software product and monetary damages, among other relief sought.  On April 30, 2007, Cisco dismissed its claims with prejudice and Forgent likewise dismissed its counterclaims.

However, Forgent may become subjected to other claims of intellectual property infringement by third parties as the number of competitors and available software products continues to grow and the functionality of such products increasingly overlap. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s attention and financial resources, cause the loss or deferral of sales or require Forgent to enter into royalty or license agreements. In the event of a successful claim of intellectual property infringement against Forgent, the Company’s business, operating results and financial condition could be materially adversely affected, if Forgent is unable to either license the technology or similar technology or develop alternative technology on a timely basis. If Forgent is able to license the technology, such royalty or license agreements may not be available on terms acceptable to the Company.

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

The technology industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs and continual improvement in product performance characteristics.  Forgent expects that its future financial performance will depend, in part, on revenue generated from its existing and future software products and the related products that the Company plans to develop and/or acquire. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices.

Forgent spends a large portion of its research and development resources on product upgrades and may need to invest further in research and development in order to keep its software applications and solutions viable in the rapidly changing marketplace. This research and development effort, which may require significant resources, could ultimately be unsuccessful if Forgent does not achieve market acceptance for its new products or enhancements.  Additionally, if the Company fails to anticipate and respond effectively to technological improvements or if Forgent’s competitors release new products that are superior to Forgent’s products in performance and/or price, demand for the Company’s software products may decline and Forgent may lose sales and fail to achieve anticipated revenues.

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

Although Forgent generated net income for the nine months ended April 30, 2007, the Company incurred losses during the prior fiscal quarters.  As of April 30, 2007, Forgent had an accumulated deficit of $240.7 million and Forgent may incur additional losses in the future.  Continued losses may cause existing and new customers to question the Company’s viability and be reluctant to purchase from the Company.  If Forgent is unable to increase its sales due to such concerns, revenues will decline, which would further adversely affect the Company’s operating results. Therefore, there are no assurances that the Company can achieve or generate sufficient revenues to continue its current profitability.

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

In the future, Forgent may elect to raise additional capital to fund its operations and/or acquisitions. However, Forgent cannot be certain that it will be able to obtain additional financing on favorable terms, if at all.  If Forgent takes out additional loans, the Company may incur significant interest expense, which could adversely affect results of operations.  If Forgent issues equity securities, its stockholders’ percentage of ownership would be reduced and the new equity securities may have rights, preferences or privileges senior to those existing stockholders of the Company’s common stock.  If Forgent is unable to raise funds on acceptable terms, Forgent may not be able to acquire additional businesses, products or technologies, develop or enhance its existing products, respond to competitive pressures or unanticipated requirements, or take advantage of future opportunities, all of which could adversely affect Forgent’s business, operating results and financial condition.

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

•      timing and costs related to the Company’s ‘746 Litigation;

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

10.38*	Settlement and Patent License Agreement, effective April 25, 2007, by and among Forgent Networks, Inc., Motorola, Inc, and Digeo, Inc.

10.39*	Settlement and License Agreement, effective April 25, 2007, between Forgent Networks, Inc. and Cisco Systems, Inc.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith; confidential treatment has been requested for certain portions of the Exhibit.

**           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

Date: June 14, 2007	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Date: June 14, 2007	By:	/s/ JAY C. PETERSON
Jay C. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

4.2

Rights Agreement, dated as of December 19, 2005, between Forgent Networks, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $0.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2005).

10.38*	Settlement and Patent License Agreement, effective April 25, 2007, by and among Forgent Networks, Inc., Motorola, Inc, and Digeo, Inc.

10.39*	Settlement and License Agreement, effective April 25, 2007, between Forgent Networks, Inc. and Cisco Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for certain portions of the Exhibit.