Form 10-K
period 2007-07-31
FORGENT NETWORKS  INC
filed 2007-10-29
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from           to

Commission file number: 0-20008

FORGENT NETWORKS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of other jurisdiction of incorporation or organization)	74-2415696 (I.R.S. Employer Identification No.)

108 Wild Basin Road Austin, Texas (Address of Principal Executive Offices)	78746 (Zip Code)

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

Yes   ☐  No   ☒

The aggregate market value of the 23,565,315 shares of the registrant’s Common Stock held by nonaffiliates on January 31, 2007 was approximately $29,456,644. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 23, 2007 there were 30,696,727 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

PART I

ITEM 1.          BUSINESS

GENERAL

            Forgent Networks, Inc. a Delaware corporation d/b/a Asure Software (“Forgent” or the “Company”), is a licensor of intellectual property and a provider of scheduling and asset management software solutions that enable organizations to schedule and manage their office environment effectively and efficiently.  The Company was incorporated in 1985 and has principal executive offices located at 108 Wild Basin Road, Austin, Texas 78746.  The Company telephone number is (512) 437-2700 and the Company website is www.asuresoftware.com.  The Company does not intend for information contained on its website to be part of this Annual Report on Form 10-K (the “Report”).  Forgent makes available free of charge, on or through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the Securities and Exchange Commission.

                The Company has two main business segments.  First, as a licensor of intellectual property, Forgent primarily enters into one-time intellectual property license agreements with companies for the Company’s patented technologies.  Second, as a software and services provider, the Company offers scheduling and asset management software solutions that enable organizations to schedule and manage their office environment effectively and efficiently.  Although Forgent has historically generated a significant majority of its revenues and cash flow from its intellectual property licensing business, it expects its software and services business to become the primary generator of revenues and cash flows on a going forward basis.  Additional business segment information is contained elsewhere in this Report, including under Item 7 of Part II (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in the “Segment Information” footnote in the accompanying financial statements.

In September 2007, Forgent announced the entering into of a definitive agreement for the acquisition of iSarla, Inc., a Delaware corporation d/b/a iEmployee (“iEmployee”) and a provider of on-demand workforce management solutions.   The Company also announced the re-branding of its corporate name to “Asure Software.”  These two events were designed to refocus the Company’s efforts toward the software and services business and away from the intellectual property licensing business.  The acquisition of iEmployee was officially consummated in October 2007.  Since the acquisition was completed in fiscal year 2008, the iEmployee acquisition had no effect on the operating results reported in this Annual Report.

As a result of the iEmployee acquisition, the Company now offers two main product lines in its software and services business: NetSimplicity and iEmployee.  In October 2003, Forgent acquired software products from Network Simplicity Software Inc. and developed these products into the Company’s NetSimplicity product line, which is currently sold through the Company’s web and telesales business model.  NetSimplicity’s flagship product, Meeting Room Manager, automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, and reporting on the meeting environment.  The Company also develops and markets NetSimplicity’s Visual Asset Manager product, a web based management tool that enables companies to efficiently inventory, track and manage their fixed, mobile and IT assets across the entire organization.  The iEmployee product line is currently sold through direct sales and resellers.  iEmployee’s web-based design solutions, which include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others, help simplify the HR process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information.

On August 27, 2007, Forgent received a Nasdaq Staff Deficiency Letter indicating that, for 30 consecutive business days, the bid price per share of the Company’s common stock closed below the minimum $1.00 per share requirement.  Therefore, the Company’s common stock was subject to potential delisting from the Nasdaq Global Market Exchange pursuant to Nasdaq Marketplace Rule 4450(a)(5). Since receiving the deficiency letter, Forgent worked to regain compliance through improving its operating results.  On October 15, 2007, the Company received notification from NASDAQ that the Company had regained bid price compliance after maintaining a share price in excess of $1.00 for ten consecutive business days. Due to its compliance with Nasdaq Marketplace Rule 4450(a)(5), Forgent no longer faces a potential delisting from the Nasdaq Global Market Exchange.

CORPORATE STRATEGY

In recent years, Forgent’s success has been largely dependent on its ability to license and commercialize its patent portfolio and other intellectual property.  However, with the conclusion of certain patent litigations in fiscal year 2007, management now believes that the Company has substantially exhausted its existing patent licensing revenue sources, although Forgent continues to explore its patent portfolio for additional opportunities.

During fiscal year 2007, the Company experienced significant organic growth in its NetSimplicity software business and plans to continue modestly increasing its investment in this product line.  Additionally, with the acquisition of iEmployee, management believes the Company will be able to accelerate the growth of its software and services segment through this new product line.  Forgent also continues to explore other strategic growth opportunities as well as options for increasing return on shareholder value.  However, uncertainties and challenges remain and there can be no assurances that Forgent’s current strategy will be successful.

As a result of the above developments, the focus of the Company’s corporate strategy for future growth has now shifted from its intellectual property licensing business to its software and services business.

INTELLECTUAL PROPERTY LICENSING BUSINESS

Patent Licensing Program

The Company has historically expended significant efforts and incurred significant expenses identifying potential licensees and negotiating license agreements.  During the negotiations, the Company typically seeks consideration for sales made prior to the effective date of the license agreement as well as a license fee or royalties for future sales.  Most of Forgent’s existing license agreements are fully paid upon signing and do not require further payments.  Additionally, Forgent recognizes intellectual property licensing revenues and the related cost of sales in the period the license agreements are signed.  The cost of sales from the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements as well as legal fees incurred based upon legal counsel’s time.

                Since fiscal year 2002, Forgent has garnered its licensing revenues primarily from two identified patents: U.S. Patent No. 4,698,672 (the “ ‘672 patent”), which relates to technology for compressing, storing and decoding full-color or gray images, and U.S. Patent No 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording.  The Company believes that a variety of products such as digital cameras, personal computers, camera cell phones, scanners, printing devices, video cameras and rendering devices utilize the technology within the ‘672 patent.  It also believes that a variety of products that record audio-video programming content use technology within the ‘746 patent, including cable television and satellite television set-top-boxes with digital video recording functionality.  The ‘672 patent expired in October 2006 and the ‘746 patent, which the Company developed and patented, expires in May 2011.

                Presently, the Company is not actively pursuing additional ‘672 or ‘746 license agreements and therefore does not anticipate any additional licensing revenues from these patents.  Management believes any revenues to be generated from the Company’s remaining patent portfolio may be less than those generated historically.  However, the Company’s intellectual property licensing segment continues to explore its patent portfolio for additional opportunities.

Litigation

In June 2006, the United States District Court for the Northern District of California issued its claims construction ruling as to the Company’s litigations related to the ‘672 patent (the “ ‘672 Litigation”).  Such ruling favored the majority of the defendants’ claims construction in the ‘672 Litigation, with the Court ruling the claims to be limited to video. As a result of this unfavorable claims construction ruling, Forgent pursued settlement negotiations with the remaining defendants in the ‘672 Litigation and signed a Patent License and Settlement Agreement with those defendants in October 2006.  In April 2007 and June 2007, Forgent entered into settlement and license agreements with ten of the defendants in the Company’s litigation related to the ‘746 patent (the “ ‘746 Litigation”).  These agreements generated $36.0 million in licensing revenues for the Company for the fiscal year ended July 31, 2007.

In May 2007, a jury for the United States District Court for the Eastern District of Texas, Tyler Division, found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of EchoStar Technologies Corporation and Echosphere L.L.C. (collectively “EchoStar”), the two remaining defendants in the ‘746 Litigation.  On August 9, 2007, the Court ordered Forgent to remit payment to EchoStar for reimbursement of certain litigation costs.  This payment was made on August 23, 2007.

As a result of the above license and settlement agreements signed during fiscal year 2007, the court rulings related to the ‘672 Litigation and the ‘746 Litigation, and management’s decision not to pursue those litigations further, Forgent now considers the ‘672 Litigation and the ‘746 Litigation to be concluded.

Other Trademarks and Patents

                Due to its recent name change to the use of the d/b/a Asure Software, the Company has applied to register the “Asure Software” trademark with the U.S. Patent and Trademark Office (the “USPTO”).  The Company is also currently pursuing trademark registrations for the “Asure Software” trademark in other jurisdictions.  As a result of the iEmployee acquisition in October 2007, the Company now also holds the “iEmployee” trademark.

                Forgent continues to maintain a portfolio of patents and patent applications.  However, there can be no assurance that Forgent’s pending patent applications will be issued as patents or that the issued patents can be licensed and/or litigated successfully. Management continues to investigate opportunities to monetize its patents by attempting to license or sell the Company’s intellectual property.  However, these efforts may ultimately not result in any additional revenues generated for the Company.

SOFTWARE AND SERVICES BUSINESS

NetSimplicity

Background

                Due to competitive pressures compelling companies to improve their critical business processes and enhance employee productivity, the marketplace has witnessed a movement in which companies are examining opportunities for fundamental business improvement and seeking out software products that enhance overall workforce productivity, often times through employee self-service. Organizations of all sizes are realizing that they can no longer schedule their facilities and related logistics, such as equipment, catering and other services, using a manual approach, that is fraught with inefficiencies such as double-booked rooms, catering errors and other time-consuming, costly issues.  These inefficiencies have a significant negative impact on business, including decreased productivity, diffused communications and delayed decisions, which can ultimately undermine the organization’s competitiveness.  As a result of these inefficiencies, businesses recognize a need for scheduling software that streamlines, optimizes and automates their approach to meeting planning functions.

                Leveraging the marketplace’s desire to streamline operations and improve productivity, the Company’s NetSimplicity scheduling software enables customers to quickly reserve rooms and other meeting logistics in a simplified manner.  Specifically, its built-in capabilities of notifying all service providers on the back end allow needs such as special equipment and catering to be communicated in advance and allow services to be provided on time.  Additionally, the Company’s NetSimplicity asset tracking and management software meets businesses’ need to efficiently and effectively discover, track and value company assets such as computers, software, printers, furniture and other key assets by automating otherwise tedious and manual processes.  Given regulatory requirements for efficiently capturing asset data, including Sarbanes-Oxley compliance and the standardization of technologies such as radio-frequency identification, or RFID, companies are placing a higher priority on ensuring they have processes and tools in place to ensure accurate tracking and valuation of all of their assets.

Products and Services

                The Company’s NetSimplicity product line offers Meeting Room Manager (“MRM”) and Visual Asset Manager (“VAM”).

As NetSimplicity’s flagship product, MRM provides a complete meeting room scheduling solution in an easy-to-use and easy-to-deploy application.  MRM enables users to instantly find and book available meeting rooms, schedule meeting services, such as catering or audio and visual devices, and invite attendees to the meeting.  It provides a powerful and user friendly web-based interface or as another option, a Microsoft Outlook© interface, both of which enable everyone in an organization to access the system.  MRM also includes a SQL database and rich, extensible reports, which provide management oversight into resource utilization and costs associated with the meeting environment.

In June 2006, NetSimplicity launched MRM On Demand, a hosted offering that, which allows customers to subscribe to and use MRM without installing or maintaining the software on their own servers. By providing both the On Demand service option and the in-house perpetual license option, the Company has reduced customer barriers to adopting MRM, broadened the market for its software products and generated additional recurring revenue.

In June 2007, NetSimplicity launched MRM 7.5, which, as part of the MRM Enterprise package, includes an Advanced Microsoft Outlook Module, enabling Outlook users to schedule their MRM-managed rooms directly from within the Outlook interface.  This new advanced capability enables Outlook users to schedule meeting rooms and other meeting logistics through the Outlook interface, thereby reducing training and easing user adoption of MRM within Outlook environments.  This capability, which was built into the product at the request of numerous MRM customers, enhances the product’s appeal to large, corporate environments that strive to leverage their existing technology, such as Outlook, in order to ease the adoption of new software capabilities.

An additional interface option for users to schedule MRM-managed rooms is through digital signage solutions.  The Company resells digital signage hardware to complement its MRM software.  The room panels allow customers to display room scheduling information, and with some solutions, users can book meeting rooms at the conference room door, reception area or lobby on a variety of LCD, Plasma and other digital displays.  By extending MRM deployments to include digital signage hardware, customers can purchase turnkey, integrated solutions directly from the Company.  These offerings are in addition to NetSimplicity’s integrated solution with PolyVision RoomWizard, which the Company continues to support and promote as part of its “digital signage solutions” program.

In addition to MRM, NetSimplicity’s software product line also includes Visual Asset Manager.  VAM enables companies to efficiently inventory, track and manage their fixed, mobile and IT assets across the entire organization and from any web browser.  VAM also helps an organization administer its assets by automatically locating IT assets, such as computers and software, and tracking these assets as well as other office equipment, furniture and other fixed assets.  VAM provides a visual, floor plan oriented, web-based interface that makes VAM easy to deploy in any environment.  VAM also allows an organization to map and display the locations of each asset on its floor plans and to track maintenance coverage, equipment leases, warranties, repairs and depreciation for each asset in its inventory, in a simple and cost-effective manner.

                Support services are another key element of the Company’s software and services business. As an extension of its software product offerings, NetSimplicity offers its customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to the Company’s software products, all without any additional cost to the customer.  At the customer’s request, NetSimplicity also provides professional services for installation of and training on its software.

Product Development

The future success of the Company’s software and services segment depends largely on its ability to develop innovative software solutions and enhance its current software products to satisfy an evolving range of customer requirements and needs. NetSimplicity’s development team, based in Vancouver, British Columbia, Canada, consists of skilled software developers, testers and technical writers who work closely with the Company’s sales and marketing teams to build products based on market requirements and customer feedback.  The Company’s research and development strategy for NetSimplicity is to continue to enhance the functionality of MRM and VAM through new releases and new feature developments.  The Company will also continue to evaluate opportunities for developing new software within the NetSimplicity product line so that organizations may further streamline and automate the tasks associated with administering their businesses.  The Company seeks to simultaneously allow organizations to improve their productivity while reducing their costs associated with those business tasks.

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

Sales and Distribution

                NetSimplicity’s scheduling and asset management software products and services are sold primarily through a direct web and telesales model, which enables the Company to sell its software solutions in an efficient, cost-effective manner. The prospective customer visits NetSimplicity’s website, gathers the needed product information, and can optionally download the product for a 30-day free trial.  At that point, the prospective customer provides contact information via the website and a NetSimplicity sales representative follows up to provide further information and conclude the sale.  In addition to this direct, inside sales model, the Company supplements these efforts with its partner programs described below.  By working with these partners, the Company expands the reach of its direct sales force and gains access to key opportunities in major market segments worldwide.

                The Company has two distinct levels of partners in its Partner Program for the NetSimplicity product line: Reseller Partners and Referral Partners.

                Reseller Partners are companies that represent the Company in geographies outside the United States or in the Federal government sector as well as companies with video room integration projects or information technology integration projects.  Reseller Partners commit to a minimum level of business per year with the Company and receive a channel discount for that commitment.  The Company’s Reseller Partners outside the United States include: BusinessSolve, Ltd. in the United Kingdom, Novera and Corporate Initiatives in Australia and Elysium Solutions (S) Pte Ltd. in Asia.  The Company also has several Reseller Partners that represent NetSimplicity software in the Federal government space.

                Referral Partners provide the Company with the name and particular information about a customer and its needs as a sales lead.  If the Company accepts the sales lead, registers it for a particular Referral Partner and subsequently makes a sale as a direct result of such a lead, the Company will pay the Referral Partner a sales lead referral fee.  Currently, NetSimplicity’s Referral Partners include PolyVision Corp./Steelcase and e-Innovative Solutions.

The Company also has a “digital signage solutions” partner program, which enables it to resell digital signage hardware to complement MRM.  Partners in this program include four vendors: Advantech, Tablet Kiosk, the CRE Group and JANUS Digital Displays.  NetSimplicity has experienced successful customer deployments with each vendor’s hardware.

Competition

The software applications industry is intensely competitive and rapidly changing with constant new product offerings and other market activities. Many organizations have adopted personal calendaring tools such as Microsoft Outlook© to schedule and manage their meetings and meeting rooms.  Although MRM can be perceived as competing with Microsoft Outlook©, with the introduction of MRM’s advanced Outlook integration, MRM now enhances its functionality and overcomes the confined scheduling abilities of Microsoft Outlook©.  MRM competes with other scheduling software applications offered by companies such as PeopleCube, Dean Evans and Associates, and Emergingsoft.  The principal competitive advantages of MRM with respect to these other products include MRM’s broad product capabilities, more customizable user interface, and price. In addition, being a publicly-held company provides the Company with an advantage over its smaller, privately-held competitors. NetSimplicity’s VAM asset tracking and management tool is targeted for facility, IT and other users who need to inventory, track and manage their fixed, mobile and IT assets across the entire organization.  VAM currently competes with products offered by companies such as NuMara Software, Archibus, Inc., and Sage Software, Inc. but has advantages over those products in the areas of ease of use, product features and price.

Since the market for the Company’s NetSimplicity products is subject to rapid technological change and since there are relatively low barriers to entry in the market, the Company may encounter new entrants or competition from vendors in some or all aspects of its product line. Competition from these potential market entrants may take many forms. Some of the Company’s competitors, both current and future, may have greater financial, technical and marketing resources than the Company and, therefore, may be able to respond quicker to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Thus, there can be no assurance that the Company will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors as mentioned above.

Marketing

The Company’s NetSimplicity software business has a large roster of more than 2,000 domestic and international customers. The consistent growth of the customer base relies on the development and implementation of a comprehensive integrated marketing plan.  Although the Company’s customers include many Fortune 500 companies, the marketing plan is primarily aimed at reaching small to medium-sized businesses and departments of enterprise organizations throughout the United States, Europe and Asia/Pacific.  The integrated elements of Forgent’s marketing plan include a mix of demand generation, public relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from prospects, customers and other key stakeholders.  In terms of ongoing demand generation activities, the Company focuses its efforts primarily on Internet pay-per-click advertising and search engine optimization.  Additional marketing mix elements include e-mail marketing, trade shows and print advertising.

iEmployee

Background

                In October 2007, the Company purchased iSarla Inc., a Delaware corporation d/b/a iEmployee (“iEmployee”).  iEmployee is an application service provider that offers on-demand workforce management solutions that help simplify the HR process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information. iEmployee’s hosted application services include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and other solutions.

Products and Services

                Unlike traditional software packages, iEmployee solutions, or functions, are specifically designed for the Internet.  This design does not require any investments in IT overhead such as hardware, software, licensing, or database administration, which allows customers to save on related expenses.  Since customers are not required to purchase any software, they can also save on periodic maintenance and support fees.  Additionally, the hosted service applications are based on a Single Application Architecture, which synchronizes the multiple HR functions in a centralized database.  Data is input into iEmployee only once and shared across all functions.   Therefore, updates or changes made in one function automatically appear in all other functions.

Sales and Distribution

                iEmployee sells its services via direct sales and through resellers.  For a monthly fee based on the customer’s number of employees, the hosted service application gathers employee information in a centralized database.  This database is accessible by customers, their employees and others depending on authorization levels.  In addition to these hosted services, iEmployee also provides consulting and professional services, such as training.

EMPLOYEES

As a result of the iEmployee acquisition in October 2007, Forgent’s workforce grew by 142 employees, 121 of whom are located in Mumbai, India.  As of October 12, 2007, the Company had a total of 189 employees in the following departments:

FUNCTION	NUMBER OF EMPLOYEES
Research and development	47
Sales and marketing	57
Customer service and technical support	53
Finance, human resources and administration	32
Total	189

The size and composition of Forgent’s workforce is continually evaluated and adjusted. The Company also occasionally hires contractors to support its sales and marketing, information technology and administrative functions.  Forgent believes it retains the appropriate management team and employees to fully implement its business strategy.  None of the Company’s employees are represented by a collective bargaining agreement.  Forgent has not experienced any work stoppages and considers its relations with its employees to be good.

                The future performance of the Company depends largely on its ability to continually and effectively attract, train, retain, motivate and manage highly qualified technical, sales, marketing and managerial personnel.  Forgent’s future development and growth depend on the efforts of key management personnel and technical employees. Competition for such personnel is intense. Although the Company does not generally enter into formal employment agreements with key management personnel or technical employees, Forgent uses incentives, including competitive compensation and stock option plans to attract and retain well-qualified employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Forgent’s key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICERS

                Forgent’s executive officers are as follows:

                Richard N. Snyder, age 62, joined the Company’s Board of Directors in December 1997 and became Chairman of the Board in March 2000. In June 2001, Mr. Snyder was named Forgent’s President and Chief Executive Officer. Mr. Snyder has over 31 years of senior management experience, including Founder and Chief Executive Officer at Corum Cove Consulting, LLC, Senior Vice President of Worldwide Sales, Marketing, Service and Support at Compaq Computer Corporation, Senior Vice President and General Manager at Dell Americas and Group General Manager of the Deskjet Products Group at Hewlett-Packard. Mr. Snyder received a Masters in Business Administration degree from Saint Mary’s College and a Bachelor of Science degree from Southern Illinois University.

                Jay C. Peterson, age 50, joined the Company in September 1995 as Manager of Corporate Planning and has served as Forgent’s Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at Dell Computer Corporation and held various financial positions during 11 years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration degree and a Bachelor of Arts in Economics degree from the University of Wisconsin.

Nancy L. Harris, age 44, joined the Company in October 2001 as Vice-President of Marketing.  She currently serves as Forgent’s Vice-President of Software and is responsible for the daily operations of the Company’s NetSimplicity software product line.  Ms. Harris has 22 years experience in the software industry, serving in both marketing and development capacities.  Prior to joining the Company, Ms. Harris was the Director of Marketing and Product Management at Clear Commerce, an Internet transaction-processing software company (2000 to 2001). Prior to that, Ms. Harris spent eight years with BMC Software in various positions including Director of Field Marketing, Director of Product Marketing and Development Manager. Ms. Harris also spent several years with Andersen Consulting in various capacities. Ms. Harris holds a Masters of Science in Marketing degree and a Bachelor of Science in Journalism degree from Northwestern University.

ITEM 1A. RISK FACTORS

Many factors affect Forgent’s business, prospects, liquidity and the results of operations, some of which are beyond the Company’s control. The following is a discussion of important risk factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or risks that are currently believed to be immaterial, but which may become material, may also affect the Company’s business, prospects, liquidity and results of operations.

INTELLECTUAL PROPERTY LICENSING BUSINESS

If the Company is unable to obtain new license agreements, revenues will decline.

The Company’s intellectual property licensing revenues have been derived primarily from the ‘672 patent and the ‘746 patent.  However, the ‘672 patent has expired and the ‘746 patent will be expiring in May 2011.  Additionally, the Company now considers the ‘672 Litigation and the ‘746 Litigation to be concluded. Therefore, management does not anticipate any additional licensing revenues from these patents.

Although Forgent continues to explore its patent portfolio for additional opportunities, the Company’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal or regulatory challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks.  There can be no assurance that the Company will be able to continue to license its technology to others.  Additionally, management believes any revenues to be generated from the Company’s remaining patent portfolio may be less than those generated historically.

SOFTWARE AND SERVICES BUSINESS

The Company may encounter problems related to its acquisition of iEmployee, which could create business difficulties and adversely affect operations.

The Company may have difficulties integrating the services, technologies, personnel and operations of iEmployee into the Company’s existing software business. These difficulties could disrupt Forgent’s ongoing business, distract management and other personnel, increase expenses and adversely affect operating results.  If Forgent is unable to fully integrate iEmployee with its existing operations, the Company may not achieve all the intended benefits of the acquisition.

If Forgent is unable to successfully market and sell its software products and services, future software and services revenues will decline.

                The future success of the Company is dependent in significant part on its ability to generate demand for its NetSimplicity and iEmployee software products and services. To this end, Forgent’s marketing and sales operations must increase market awareness of the Company’s products and services to generate increased revenue. All new hires within the sales and marketing departments will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary.  The Company also cannot be certain that it will be able to hire enough qualified individuals or retain existing employees in the future, and therefore, cannot be certain that it will be successful in its efforts to market and sell its products and services.  If Forgent is not successful in building greater market awareness and generating increased sales, future software and services revenues will decline.

Lack of new customers or additional sales from current customers could negatively affect the Company’s ability to grow revenues.

                Forgent’s future success and business model depends significantly on its ability to expand the use of its software and services.  The Company must execute on its growth objectives by increasing its market share, maintaining and increasing recurring revenues from new and existing customers, and selling additional products and services to new and existing customers.  If the Company fails to grow its customer base or generate repeat and expanded business from its current customers, Forgent’s software and services revenues could be adversely affected.

Since NetSimplicity’s maintenance and other service fees depend largely on the size and number of licenses that are sold, any downturn in NetSimplicity’s software license revenue would negatively impact the Company’s deployment services revenue and future maintenance revenue. Additionally, if customers elect not to renew their maintenance agreements, NetSimplicity’s maintenance revenue could be adversely affected.

Increased competition may have an adverse effect on the Company’s operating results.

                The Company may encounter new entrants or competition from vendors in some or all aspects of its software business. The Company currently competes on the basis of price, technology, availability, performance, quality, reliability, service and support. However, there can be no assurance that the Company will be able to maintain a competitive advantage with respect to any of these factors. Some of Forgent’s competitors, both current and future, may have greater financial, technical and marketing resources than the Company and, therefore, may be able to respond quicker to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, these competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Such competition could adversely affect the Company’s operating results.

Open source software may increase competition, resulting in decreases in the prices of Forgent’s software products.

Many different formal and informal groups of software developers and individuals have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Such open source software has been gaining in popularity among business users, particularly small to medium sized businesses, which are some of Forgent’s targeted customers. Although management is currently unaware of any competing open source software, if developers make scheduling, asset management or workforce management software applications available to the open source community, and that software has competitive features, Forgent may need to change its pricing and distribution strategy in order to compete.

A systems failure or any other service interruption could result in substantial expenses to the Company, loss of customers and claims by customers for damages caused by any losses they incur.

The Company offers hosting services through both its NetSimplicity and iEmployee product lines.  These services, which are supported by hardware, infrastructure, ongoing maintenance and back-up services, must be operated reliably on a 24 hours per day, seven days per week basis without interruption or data loss.  If Forgent cannot protect its infrastructure, equipment and customer data files against damage from human error, power loss or telecommunication failures, intentional acts of vandalism, or any other catastrophic occurrences, services to its customers may be interrupted.  If services are interrupted,

•                  Customers may not be able to retrieve their data;

•                  The Company could incur significant expenses to replace existing equipment or purchase services from an alternative data center;

•                  Customers may not renew their services or cancel their contracts;

•                  Customers may seek reimbursement for losses that they incur; and/or

•                  The Company’s reputation may be impaired, making it difficult to attract new customers.

Although disaster recovery plans and strategies are in place, Forgent may not be successful in mitigating the effects of any systems failure or other service interruptions. Such failures or interruptions could significantly impair the Company’s operations and adversely affect the Company’s financial results.

If Forgent’s business, systems and/or IT security is breached, the Company’s businesses may be adversely affected.

A security breach in the Company’s business processes and/or systems has the potential to impact the Company’s customer information.  Any issues of data privacy as they relate to unauthorized access to or loss of customer information could result in the potential loss of business, damage to the Company’s reputation and litigation.  To prevent unauthorized access to confidential information or attempts to breach the Company’s security, Forgent continues to invest in the security of its IT systems and improve the controls within its IT systems and business processes. However, there is no assurance that the Company’s business and/or systems will not be breached.  If Forgent’s security is breached or confidential information is accessed, the Company’s business and operating results may be adversely affected.

Claims of intellectual property infringement by third parties may adversely affect Forgent’s business.

The Company may become subjected to claims of intellectual property infringement by third parties as the number of competitors and available software products continue to grow and the functionality of such products increasingly overlaps. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s attention and financial resources, cause the loss or deferral of sales or require the Company to enter into royalty or license agreements. In the event of a successful claim of intellectual property infringement against Forgent, the Company’s business, operating results and financial condition could be materially adversely affected, unless the Company is able to either license the technology or similar technology or develop an alternative technology on a timely basis.  Even if Forgent is able to license the technology, such royalty or license agreements may not be available on terms acceptable to the Company.

If Forgent cannot prevent piracy of its software products, revenues may decline.

Although the Company is unable to determine the extent to which piracy of its software products occurs, software piracy could be a problem.  Since Forgent has international resellers and customers, piracy may occur in foreign countries where laws do not protect proprietary rights to the same extent as the laws in the United States. Piracy may cause the Company’s revenues to decline.  Forgent seeks to protect its assets through a combination of patent and trademark laws as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and enforcement of these rights may be time consuming and expensive.  Furthermore, competitors may also independently develop similar, but not infringing, technology or design around the Company’s products.

The Company’s software products’ functionality may be impaired if third-party hardware devices associated with the software do not operate successfully.

In addition to its software products, Forgent currently sells hardware devices from partnered vendors to its customers.  The effective implementation of the Company’s NetSimplicity software products depends upon the successful operation of these third-party hardware products. Any undetected defects in these third-party products could prevent the implementation of or impair the functionality of the Company’s software or blemish Forgent’s reputation.

If customers cease using Microsoft Outlook© or if Microsoft changes its Outlook application significantly, revenues may decline and/or the Company may incur significant expenses to update its MRM Enterprise software.

NetSimplicity’s MRM Enterprise software is designed to operate with Microsoft Outlook©.  Although management believes that Microsoft Outlook© is currently and widely utilized by businesses in the Company’s target markets, there are no assurances that businesses will continue to use Microsoft Outlook© as anticipated, will migrate from older versions to newer versions of Microsoft Outlook©, or will not adopt alternative technologies that are incompatible with MRM Enterprise.  Forgent may not be timely in updating its MRM Enterprise software to be compatible with Microsoft Outlook©.  As a result, software revenues may decline.  Additionally, the Company may incur significant expenses updating NetSimplicity’s MRM Enterprise software to be compatible with changes in Microsoft Outlook©.

If Forgent fails to introduce new versions and releases of functional and scalable software products in a cost-effective and timely manner, customers may license competing products and Forgent’s revenues will decline.

                The technology industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs and continual improvement in product performance characteristics.  Forgent expects that its future financial performance will depend, in part, on revenue generated from future software products and enhancements as well as other software related products that the Company plans to develop and/or acquire. To be successful, Forgent must be cost-effective and timely in enhancing its existing software applications, developing new software technology and solutions that address the increasingly sophisticated and varied needs of its existing and prospective clients, and anticipating technological advances and evolving industry standards and practices.

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

                Errors or defects in the Company’s software, sometimes called “bugs,” may be found from time-to-time, particularly when new versions or enhancements are released. Any significant software errors or defects may result in loss of sales, decreased revenues, delay in market acceptance and injury to the Company’s reputation. Despite extensive product testing during development, new versions or enhancements of Forgent’s software may still have errors after commencement of commercial shipments.  Forgent corrects the “bugs” and delivers the corrections in subsequent maintenance releases, patches and on-going service.  However, errors or defects could put the Company at a competitive disadvantage and can be costly and time-consuming to correct.

If Forgent is unable to develop or maintain strategic relationships with its resellers and vendor partners who market and sell the Company’s products, software revenues may decline.

                Forgent supplements its direct sales force by contracting with resellers and vendor partners to generate additional sales.  Forgent’s software revenue growth will depend, in part, on adding new resellers and partners to expand the Company’s sales channels, as well as leveraging the Company’s relationships with existing resellers and partners. If the Forgent is unable to enter into successful new strategic relationships in the future or if the Company’s current relationships with its resellers and partners deteriorate or terminate, Forgent may lose sales and software revenues may decline.

OTHER

If Forgent’s common stock is delisted from NASDAQ, its stockholders’ ability to sell their shares and the Company’s ability to raise capital may be adversely affected.

In the past, the Company has received Nasdaq staff deficiency letters indicating that, for 30 consecutive business days, the bid price per share of the Company’s common stock closed below the minimum $1.00 per share requirement.  Therefore, its common stock was subject to potential delisting from the Nasdaq Global Market Exchange pursuant to Nasdaq Marketplace Rule 4450(a)(5). Although the Company regained bid price compliance after maintaining a share price in excess of $1.00 for ten consecutive business days and currently does not face a potential delisting from the Nasdaq Global Market Exchange, Forgent cannot give investors in its common stock any assurance that the Company will be able to maintain compliance with the $1.00 per share minimum price requirement for continued listing on NASDAQ or that its stock will not be delisted by NASDAQ in the future.

If in the future the Company’s common stock is delisted from NASDAQ, the market liquidity of the Company’s common stock will be significantly limited, which would reduce stockholders’ ability to sell their Company securities in the secondary market.   Additionally, any such delisting would harm Forgent’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by vendors, customers and employees.

Forgent may face problems in connection with future acquisitions, which could create business difficulties and adversely affect operations.

As part of the Company’s business strategy, Forgent may acquire additional businesses, products and technologies that could complement or expand its ongoing business.  However, the Company may be unable to identify suitable acquisitions or investment candidates. Even if Forgent identifies suitable candidates, there are no assurances that the Company will be able to make the acquisitions or investments on favorable terms. Negotiations of potential acquisitions could divert management time and resources and the Company may incorrectly judge the value or worth of an acquired business, product or technology. Additionally, Forgent may incur significant debt or be required to issue equity securities to pay for such future acquisitions or investments.

Historically, the Company has not been profitable and Forgent may continue to incur losses, which may result in decreases in revenues if customers raise viability concerns.

Although Forgent generated net income for the year ended July 31, 2007, the Company incurred losses during the prior fiscal years.  The net income during fiscal year 2007 was due to the income generated from the intellectual property licensing segment and is not expected to continue.  Additionally as of July 31, 2007, Forgent had an accumulated deficit of $238.5 million and may incur additional losses in the future.  Continued losses may cause existing and new customers to question the Company’s viability and be reluctant to purchase from the Company.  If Forgent is unable to increase its sales due to such concerns, revenues will decline, which would further adversely affect the Company’s operating results. Therefore, there are no assurances that the Company can achieve or generate sufficient revenues to continue its current profitability.

Forgent may not be able to protect or enforce its intellectual property rights, which could adversely affect the Company’s operations.

The Company seeks to protect its assets through patent and trademark laws.  Forgent currently has several patents and trademarks, as well as patent applications and trademark registrations.  However, the Company’s patent applications or trademark registrations may not be approved. Additionally, even if approved, the resulting patents or trademarks may not provide the Company with any competitive advantage or may be challenged by third parties.  If challenged, patents and trademarks might not be upheld or claims could be narrowed. Any challenges or litigation surrounding the Company’s rights could force Forgent to divert important financial and other resources away from business operations.

If Forgent elects to raise additional capital, funds may not be available or, if available, may not be on favorable terms to the Company.

                In the future, Forgent may elect to raise additional capital to fund its operations and/or acquisitions. However, Forgent cannot be certain that it will be able to obtain financing on favorable terms.  If Forgent takes out additional loans, the Company may incur significant interest expense, which could adversely affect operating results.  If Forgent issues equity securities, its stockholders’ percentage of ownership would be reduced and the new equity securities may have rights, preferences or privileges senior to those existing stockholders of the Company’s common stock.  If Forgent is unable to raise funds on acceptable terms, Forgent may not be able to acquire additional businesses, products or technologies, develop or enhance its existing products, respond to competitive pressures or unanticipated requirements, or take advantage of future opportunities, all of which could adversely affect the Company’s business, operating results and financial condition.

Forgent may experience fluctuations in its quarterly results and if the Company’s future results are below expectations, the price for the Company’s common stock may decline.

In the past, the Company’s revenues and operating results have varied significantly from quarter to quarter due to the various events experienced by the intellectual property licensing segment.  Although management expects that revenues and operating results may fluctuate less from quarter to quarter due to the conclusion of the ‘672 Litigation and the ‘746 Litigation, any fluctuation may lead to reduced prices for the Company’s common stock.  Several factors may cause the quarterly results to fluctuate, including:

•                  market demand for the Company’s software products and services;

•                  timing of customers’ budget cycles;

•                  timing of customer orders and deployment of the Company’s software products and services;

•                  mix of software license and services revenues;

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

•                  timing and costs related to potential additional acquisitions of businesses, products or technologies;

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

Forgent relies on the continued contributions of its senior management, and its sales and marketing, professional services and finance personnel. Forgent’s success depends upon its ability to attract, hire and retain highly qualified and experienced personnel, especially software developers and engineers who design and develop software applications in order to keep pace with client demand for rapidly evolving technologies and varying client needs.  The Company’s operations are also dependent on the continued efforts of its executive officers and senior management, including iEmployee’s senior management and the senior management of any business it may acquire in the future.  If any of the Company’s key personnel or senior management are unable or unwilling to continue in his or her present role, or if Forgent is unable to attract, train, retain and manage its employees effectively, Forgent could encounter difficulties in developing new products and product enhancements, generating revenue through increased sales efforts and providing high quality customer service.

Although Forgent has executed a shareholders rights plan, there are no assurances that a change of control will not occur.

In December 2005, the Company’s Board of Directors approved and executed a shareholder rights plan (“Rights Plan”) whereby one preferred share purchase right was distributed for each outstanding share of the Company’s common stock for all stockholders of record on December 31, 2005.  The Rights Plan, which was not adopted in response to any threat to the Company, was designed to guard against any proposed takeover, partial tender offers, open market accumulations and other tactics designed to gain control of the Company. Under the Rights Plan, the preferred share purchase rights become exercisable if a person or group thereafter acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the Company’s common stock. Such events, or if the Company is acquired in a merger or other business combination transaction after a person or group acquires 15% or more of its common stock, would entitle the right holder to purchase, at an exercise price of $13.00 per share, a number of shares of common stock having a market value at that time equal to twice the right’s exercise price. The Rights Plan may have the effect of discouraging, delaying or preventing unsolicited acquisition proposals, but there are no assurances a change of control will not occur.

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

ITEM 2.          PROPERTIES

                Forgent leases approximately 137,000 square feet in Austin, Texas for use as its headquarters, including its sales and marketing operations.  The lease expires in March 2013.  Due to the downsizing of the Company on account of past divestitures and restructurings, Forgent has existing unoccupied leased space inventory, which it has actively subleased. During prior fiscal years, management calculated the economic value of the lost sublease rental income and recorded impairment charges to the Consolidated Statement of Operations.  As of July 31, 2007, Forgent had $0.8 million recorded as a liability on the Consolidated Balance Sheet related to these impairment charges at its Austin property.  Currently, the Company occupies approximately 19,000 square feet, subleases approximately 105,000 square feet and anticipates continuing to sublease the remaining under-utilized space.  Forgent also leases approximately 4,000 square feet of office space in Vancouver, British Columbia, Canada.  The Canadian facility provides office space for sales and development efforts.

                As a result of the iEmployee acquisition in October 2007, the Company now also leases approximately 5,000 square feet in Seekonk, Massachusetts for sales and development efforts and approximately 9,000 square feet in Mumbai, India for sales, marketing, development and support efforts.  Additionally, the Company leases approximately 2,400 square feet in Seekonk, Massachusetts, and 900 square feet in Mumbai, India, to provide housing for traveling employees and outside consultants.

                Management believes that the leased properties described above are adequate to meet Forgent’s current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.          LEGAL PROCEEDINGS

                Forgent is the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation of United States Patent No. 6,285,746

In July 2005, Forgent initiated litigation against 15 companies for infringement of the United States Patent No. 6,285,746 (the “ ‘746 patent”) in the United States District Court for the Eastern District of Texas, Marshall

Division (the “ ‘746 Litigation”), seeking injunctive relief against sales of infringing products and monetary damages, among other relief sought.  The defendants included Cable One, Inc., a subsidiary of the Washington Post Company; Charter Communications, Inc.; Comcast Corporation; Cox Communications, Inc., a subsidiary of Cox Enterprises, Inc.; EchoStar Communications Corporation; The DIRECTV Group, Inc.; Time Warner Inc.; and their respective subsidiaries.  Since the initial ‘746 Litigation, Forgent dismissed six defendants since they had no operational role with respect to infringement: Cox Communications, Inc.; DIRECTV Group, Inc.; DIRECTV Enterprises, LLC; DIRECTV Operations, LLC; EchoStar Communications Corporation; and EchoStar DBS Corporation; and three other defendants were added:  Scientific-Atlanta Inc., Motorola Inc. and Diego, Inc.  The ‘746 Litigation was also moved to the United States District Court for the Eastern District of Texas, Tyler Division.

Effective April 26, 2007, Forgent entered into settlement and license agreements with nine of the defendants: Cable One, Inc.; Charter Communications, Inc.; Comcast Corporation; Comcast STB Software DVR, LLC; Coxcom, Inc.; Digeo, Inc.; Motorola, Inc.; Scientific-Atlanta, Inc.; and Time Warner Cable, Inc.  These defendants were dismissed from the ‘746 Litigation with prejudice.  Under the agreements, Forgent granted the defendants a patent license and the defendants paid the Company a total of $20.0 million.  Additionally, all parties agreed to release all claims against each other.

Effective May 13, 2007, the Company reached an agreement in principle to settle the ‘746 Litigation with respect to one of the remaining defendants: DIRECTV, Inc. (“DIRECTV”), and the parties signed a Settlement and License Agreement on June 25, 2007.  Pursuant to this agreement Forgent granted DIRECTV a patent license; DIRECTV paid the Company $8.0 million; and the parties agreed to release all claims against each other.

On May 16, 2007, TiVo Inc. (“TiVo”) filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Forgent relating to the ‘746 patent.  TiVo sought declarations of equitable estoppel and patent noninfringement and invalidity, among other relief sought.  On July 18, 2007, TiVo dismissed the complaint against Forgent without prejudice.

On May 21, 2007, the jury deliberating over the ‘746 Litigation found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of EchoStar Technologies Corporation and Echosphere L.L.C. (collectively “EchoStar”), the two remaining defendants in the ‘746 Litigation.  On August 9, 2007, the Court ordered Forgent to remit payment to EchoStar for reimbursement of certain litigation costs.  This payment was made on August 23, 2007.  As a result, Forgent considers the ‘746 Litigation to be concluded.

Re-examination of United States Patent No. 6,285,746

On October 2, 2006, the United States Patent and Trademark Office (the “USPTO”) ordered an inter partes re-examination of the ‘746 patent and issued its first office action related to this re-examination on October 30, 2006.  This first action, which is not the final conclusion of the re-examination, rejected the five claims in the ‘746 patent.  Forgent responded to the USPTO, but the USPTO has not issued any additional office actions related to this re-examination.

Litigation of United States Patent No. 4,698,672

            Between April 2004 and November 2004, Forgent’s wholly-owned subsidiary, Compression Labs, Incorporated (“CLI”), initiated litigation against multiple companies for infringement of the United States Patent No. 4,698,672 (the “ ‘672 patent) in the United States District Court for the Eastern District of Texas, Marshall Division (the “ ‘672 Litigation”), seeking royalties from sales of infringing products and monetary damages, among other relief sought.  The original defendants included Agfa Corporation; Apple Computer, Incorporated; AudioVox Corporation; AudioVox Electronics Corporation; Axis Communications, Incorporated; BancTec, Inc.; Canon USA; Dell Incorporated; Eastman Kodak Company; Fuji Photo Film Co. U.S.A.; Fujitsu Computer Products of America; Gateway, Inc.; Hewlett-Packard Company; International Business Machines Corp.; JASC Software; JVC Americas Corporation; Macromedia, Inc.; Matsushita Electric Corporation of America; Mitsubishi Digital Electronics American, Incorporated; Oce’ North America, Incorporated; PalmOne, Inc.; Ricoh Corporation; Riverdeep, Incorporated (d.b.a. Broderbund); Savin Corporation; ScanSoft, Inc.; Thomson S.A.; TiVo Inc.; Toshiba Corporation; Xerox Corporation; Yahoo! Inc.; Acer America Corporation; Adobe Systems Incorporated; BenQ

America Corporation; Color Dreams, Inc. (d/b/a StarDot Technologies); Concord Camera Corporation; Creative Labs, Incorporated; Creo, Inc.; Creo Americas, Inc.; Google Inc.; Kyocera Wireless Corporation; Onkyo Corporation; Panasonic Communications Corporation of America; Panasonic Mobile Communications Development Corporation of USA; Sun Microsystems Inc.; and Veo Inc. Also included in the ‘672 Litigation was Microsoft Corporation.

Prior to fiscal year 2007, Forgent settled with defendants Adobe Systems, Inc.; Apple Computer, Incorporated; AudioVox Corporation; Axis Communications, Incorporated; BenQ America Corporation; Color Dreams, Inc.; JASC Software; Google Inc.; Macromedia, Inc.; ScanSoft, Inc.; Oce’ North America, Incorporated; Onkyo Corporation; Riverdeep, Incorporated; Xerox Corporation and Yahoo! Inc.  On October 25, 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other.  As a result, Forgent considers the ‘672 Litigation to be concluded.

Re-examination of United States Patent No. 4,698,672

                        On January 31, 2006, the USPTO granted a petition to re-examine the ‘672 patent and subsequently issued its first office action on May 25, 2006.  Forgent responded to this first office action, which confirmed 27 of the 46 claims in the ‘672 patent.  On March 26, 2007, the USPTO issued its final office action, which affirmed its first office action.  Forgent responded to the USPTO on May 11, 2007 and is currently waiting for the USPTO’s reply.

Litigation with Jenkens & Gilchrist, P.C.

                On July 16, 2007, Jenkens & Gilchrist, P.C. (“Jenkens”), Forgent’s former legal counsel, filed a complaint against Forgent and Compressions Labs, Inc., in the District Court of Dallas County, Texas.  In its complaint, Jenkens alleges a breach of contract and is seeking a declaratory judgment.  Forgent disputes Jenkens’ claims and is seeking relief through the court system.

                After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1.4 million for all related fees and expenses related to the settlements from the ‘746 Litigation.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $2.8 million.  Management currently cannot predict how long it may take to resolve the Jenkens lawsuit.  However, once the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Hill Partners

                On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claims Wild Basin is in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to a pending lease assignment.  On October 19, 2007, Forgent amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.  Forgent is seeking to recover all damages as a result of the delay in closing its pending assignment, among other damages.

Federal Trade Commission Inquiry

In December 2003, the Company received notification from the Federal Trade Commission (the “FTC”) that the FTC is conducting a non-public investigation to determine whether the Company may have engaged in violation of the Federal Trade Commission Act by reason of the alleged involvement of CLI in the JPEG standard-setting process during the 1980’s and very early 1990’s and its subsequent licensing of the ‘672 patent, which the Company believes is infringed by the implementation of that standard.  The Company believes that CLI has not acted improperly and advised the FTC as such. In April 2004, Forgent received a Subpoena Duces Tecum (“Subpoena”) and a Civil Investigative Demand (“CID”) in this FTC proceeding.  The Company responded in May 2004 by filing a petition to quash and/or limit the Subpoena and CID.  In November 2004, the FTC issued a ruling denying Forgent’s Petition to Quash, but modifying the Subpoena and CID.  In February 2005 and March 2005, the Company responded to the Subpoena and the CID by providing the required documents and other responsive material.  Forgent has not received any final conclusion from the FTC on its inquiries.  The Company considers this matter to be closed.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II

ITEM 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

                The common stock of the Company was traded in the NASDAQ-National Market System under the symbol “FORG”.  Since Forgent changed its name to Asure Software, effective September 13, 2007, the Company is now trading in the NASDAQ Global Market System under the symbol “ASUR”.   The following table sets forth the high and low sales prices for the Company’s common stock for each full fiscal quarter of 2007 and 2006:

	FISCAL YEAR 2007		FISCAL YEAR 2006
	HIGH	LOW	HIGH	LOW
1st Quarter	$0.70	$0.34	$2.11	$1.20
2nd Quarter	$2.00	$0.42	$3.18	$1.60
3rd Quarter	$1.67	$0.82	$3.27	$1.52
4th Quarter	$1.38	$0.80	$1.74	$0.32

DIVIDENDS

                The Company has not paid cash dividends on its common stock during fiscal years 2007 and 2006, and presently intends to continue a policy of retaining earnings for reinvestment in its business, rather than paying cash dividends.

HOLDERS

                As of October 23, 2007, there were approximately 9,875 stockholders of record of the Company’s common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                See “Equity Compensation Plan Information” under Item 12 of Part III of this Report (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters).

RECENT SALES OF UNREGISTERED SECURITIES

                None.

ISSUER PURCHASES OF EQUITY SECURITIES

                None.

ITEM 6.          SELECTED FINANCIAL DATA

                The following table sets forth consolidated financial data for Forgent as of the dates and for the periods indicated. The selected consolidated balance sheet data as of July 31, 2007 and 2006 and the selected consolidated operations data for the years ended July 31, 2007, 2006 and 2005 have been derived from Forgent’s audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of July 31, 2005, 2004 and 2003 and the selected consolidated operations data for the year ended July 31, 2004 and 2003 have been derived from Forgent’s audited consolidated financial statements not included in this Report.

                The selected financial data should be read in conjunction with Item 7 of Part I of this Report (Management’s Discussion and Analysis of Financial Condition and Results of Operations), the consolidated financial statements of Forgent and the notes to those statements included elsewhere in this Report. The information set forth below is not necessarily indicative of the results of future operations.

	FOR THE YEAR ENDED JULY 31,
	2007(a)	2006	2005(b)	2004(c)	2003(d)
	(In thousands, except per share amounts )
STATEMENT OF OPERATIONS DATA:
Intellectual property licensing revenues	$36,162	$12,105	$7,894	$14,806	$49,202
Software & service revenues	4,245	2,791	2,012	1,019	—
Other revenues	—	—	—	22	566
Gross margin	21,175	6,988	2,865	7,984	24,800
(Loss) income from continuing operations	12,248	(3,555)	(10,011)	(2,646)	18,424
(Loss) income from discontinued operations	—	—	3,443	(17,994)	(10,404)
Net (loss) income	12,248	(3,555)	(6,568)	(20,640)	8,020
INCOME (LOSS) PER COMMON SHARE:
Basic income (loss) from continuing operations	0.48	(0.14)	(0.40)	(0.10)	0.75
Diluted income (loss) from continuing operations	0.47	(0.14)	(0.40)	(0.10)	0.73
Basic (loss) income from discontinued operations	0.00	0.00	0.14	(0.73)	(0.42)
Diluted (loss) income from discontinued operations	0.00	0.00	0.14	(0.73)	(0.41)
Basic net income (loss) .	0.48	(0.14)	(0.26)	(0.83)	0.33
Diluted net income (loss)	0.47	(0.14)	(0.26)	(0.83)	0.32
BALANCE SHEET DATA:
Working capital	$22,855	$11,113	$13,558	$18,751	$28,771
Total assets	37,292	17,989	20,102	25,779	46,107
Long-term liabilities	1,214	1,788	2,284	2,771	1,810
Stockholders’ equity	22,620	10,120	13,291	19,500	39,254

(a)                      Net income for the year ended July 31, 2007 included other income of $2.9 million for the sale of certain assets to Tandberg Telecom AS.

(b)                     Net loss for the year ended July 31, 2005 included other income of $4.3 million for the sale of assets related to the ALLIANCE software business and for the final cash payment received related to the sale of the videoconferencing hardware services business.

(c)                      Net loss for the year ended July 31, 2004 included an expense of $11.8 million for the impairment of certain assets and expenses for restructuring totaling $0.6 million.

(d)                     Net income for the year ended July 31, 2003 included an expense of $1.1 million for the impairment of certain assets and an expense of $2.0 million for transaction expenses and loss on the disposal of a segment

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

 Forgent has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this Report, they inherently are subject to certain risks and uncertainties.  Such risks and uncertainties include, but are not limited to, those described under Item 1A of Part I of this Report (Risk Factors) in this Report and other risks indicated in Forgent’s filings with the Securities and Exchange Commission from time to time.  Additionally, Forgent is under no obligation to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

RESULTS OF OPERATIONS

                The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE YEAR ENDED JULY 31,
	2007	2006	2005
Intellectual property licensing revenues	89.5%	81.3%	79.7%
Software & services revenues	10.5	18.7	20.3
Gross margin	52.4	46.9	28.9
Selling, general and administrative	29.7	69.0	129.8
Research and development	1.5	4.1	3.2
Amortization of intangible assets	0.0	0.2	0.5
Total operating expenses	31.2	73.3	133.5
Other income (expenses), net	9.4	2.8	3.7
(Loss) income from continuing operations	30.3	(23.9)	(101.1)
Income from discontinued operations	—	—	34.8
Net (loss) income	30.3%	(23.9% )	(66.3% )

FOR THE YEARS ENDED JULY 31, 2007, 2006 AND 2005

Overview

                During the year ended July 31, 2007, Forgent achieved success from its intellectual property licensing segment as well as its software and services segment.  Several goals accomplished include: (1) generated additional licensing revenues from its Patent Licensing Program, (2) collected a significant amount of cash, thus strengthening the Company’s balance sheet and working capital, (3) grew revenues from its NetSimplicity product line by 52.1% over prior year, (4) released MRM 7.5, which included an Advanced Microsoft Outlook Module, and (5) continued to lower overhead expenses.  During fiscal year 2007, Forgent expended significant time and effort to identify and acquire a growing and profitable technology business or product line.  In October 2007, the culmination of these efforts resulted in the acquisition of iEmployee.

                With the conclusion of the pending patent litigations, the Company does not anticipate any additional licensing revenue from this revenue source and now has a clear strategy in place for augmenting its software and services segment to sustain the Company’s future growth.  By acquiring iEmployee and by modestly increasing its investment in NetSimplicity, Forgent has committed to its current long-term operating business.  Although the

Company’s intellectual property licensing business had generated significant revenues in the past, those revenues are highly volatile and dependent on outside factors.  By shifting the focus to the Company’s software and services segment, management believes its current software and services business will provide a more predictable and more consistently profitable business.  However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during fiscal year 2008.

Revenues

                Consolidated revenues were $40.4 million in fiscal year 2007, $14.9 million in fiscal year 2006 and $9.9 million in fiscal year 2005. The increase was $25.5 million, or 171.3%, from 2006 to 2007. The increase was $5.0 million, or 50.4%, from 2005 to 2006.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including royalties and settlements received from licensing the Company’s intellectual property as well as sales of Forgent’s NetSimplicity software, installation and training and software maintenance services.

Intellectual Property Licensing Business

                Intellectual property licensing revenues were $36.2 million in fiscal year 2007, $12.1 million in fiscal year 2006 and $7.9 million in fiscal year 2005. The increases were $24.1 million, or 198.7%, from 2006 to 2007, and $4.2 million, or 53.3%, from 2005 to 2006 .  Intellectual property licensing revenues represented 89.5%, 81.3% and 79.7% of total revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

Forgent’s licensing revenues relate primarily to one-time intellectual property license agreements with multiple companies in Asia, Europe and the United States for Forgent’s technologies embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts as well as in U.S. Patent No 6,285,746 (the “ ‘746 patent”).  Since fiscal year 2002, the Company has achieved approximately $149.6 million in aggregate revenues from these one-time license agreements.  Additionally, the ‘672 patent is included in a group of Moving Picture Experts Group (“MPEG”) patents that garners royalties.  Forgent’s licensing revenues include royalties received from the MPEG-2 consortium.  Since the ‘672 patent expired in October 2006 in the United States, Forgent will not receive any additional royalties from the consortium.

One-time license agreements and settlements generated approximately 99.6%, 96.1% and 94.0% of the intellectual property licensing segment’s licensing revenues for the years ended July 31, 2007, 2006 and 2005, respectively.  Thus, the $24.1 million increase during fiscal year 2007 and the $4.2 million increase during fiscal year 2006 are due primarily to the change in the number of license agreements signed as well as the amount of each license fee received during these periods.  The Company does not anticipate any additional licensing revenue from companies that have previously signed license agreements.

During fiscal year 2007, Forgent’s intellectual property licensing business was in legal proceedings with multiple companies in the United States District Court for the Eastern District of Texas, Tyler Division (the “ ‘746 Litigation”), regarding the infringement of its ‘746 patent and in legal proceedings with multiple other companies in the United States District Court for the Northern District of California (the “ ‘672 Litigation”), regarding the infringement of its ‘672 patent.

In April 2007, Forgent entered into settlement and license agreements with nine of the defendants in the ‘746 Litigation, who were dismissed from the ‘746 Litigation with prejudice.  Under these agreements, Forgent granted the defendants a patent license and the defendants paid the Company a total of $20.0 million.  Additionally, all parties agreed to release all claims against each other.  Effective May 13, 2007, the Company reached an agreement in principle to settle the ‘746 Litigation with respect to one of the remaining defendants: DIRECTV, Inc. (“DIRECTV”), and the parties signed a Settlement and License Agreement on June 25, 2007.  Pursuant to this agreement Forgent granted DIRECTV a patent license; DIRECTV paid the Company $8.0 million; and the parties agreed to release all claims against each other.  The $28.0 million was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the year ended July 31, 2007.

In May 2007, the jury deliberating over the ‘746 Litigation found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of EchoStar Technologies Corporation and Echosphere L.L.C. (collectively “EchoStar”), the two remaining defendants in the ‘746 Litigation.  On August 9, 2007, the Court ordered Forgent to remit payment to EchoStar for reimbursement of certain litigation costs.  This payment was made on August 23, 2007.

As a result, Forgent considers the ‘746 Litigation to be concluded.  The Company is not actively pursuing additional ‘746 license agreements and therefore does not anticipate any additional licensing revenues from its ‘746 patent.

In October 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other.  As a result, Forgent considers the ‘672 Litigation to be concluded.  The Company is not actively pursuing additional ‘672 license agreements and the ‘672 patent expired in October 2006 in the United States.  Therefore, Forgent does not anticipate any additional licensing revenues from its ‘672 patent.

                As a result of the ‘746 Litigation and ‘672 Litigation settlements described above, the Company now considers both litigation matters concluded.

                Since intellectual property licensing revenues represent 89.5%, 81.3% and 79.7%, of total revenues for the years ended July 31, 2007, 2006 and 2005, respectively, and since Forgent does not anticipate any additional licensing revenues from its ‘746 patent or its ‘672 patent, the Company expects that its intellectual property licensing revenues will decline in fiscal year 2008 and thereafter.  Additionally, although Forgent’s intellectual property licensing segment continues to explore its patent portfolio for additional opportunities, management believes any revenues to be generated from the Company’s remaining patent portfolio may be less than those generated historically.

Software and Services Business

Software and services revenues were $4.2 million in fiscal year 2007, $2.8 million in fiscal year 2006 and $2.0 million in fiscal year 2005.  The increases were $1.5 million, or 52.1%, from 2006 to 2007 and $0.8 million, or 38.7%, from 2005 to 2006.  Software and services revenues represented 10.5%, 18.7% and 20.3% of total revenues for the years ended July 31, 2007, 2006 and 2005, respectively.  Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software, which includes Meeting Room Manager (“MRM”), Visual Asset Manager (“VAM”) and Resource Scheduler.  Also included in this segment’s revenues are software maintenance, professional services, installation, training and hardware devices.

During the year ended July 31, 2007, increases in NetSimplicity’s software, hardware and maintenance revenues accounted for approximately 84.9% of the $1.5 million increase in the software and services segment’s revenues.  Software sales increased by $0.5 million due primarily to three factors: (1) continued growth in the average sales price resulting from increased sales to larger enterprise customers, (2) improved overall sales performance resulting from an increase in NetSimplicity’s sales team as well as stronger individual sales achievements and (3) additional sales to existing customers who further invested in their original software purchases.  During fiscal year 2007, Forgent continued to proactively contact its existing customers of upcoming expirations on their maintenance and support contracts.  The increase in software sales, as well as the continued pursuit of maintenance renewals, led to additional sales of maintenance and support contracts, which increased maintenance revenues by $0.4 million for the year ended July 31, 2007. Towards the end of fiscal year 2006, the Company partnered with several vendors, which enabled it to resell touch screen and display panel hardware to complement its MRM software and barcode scanning hardware devices to complement its VAM software.  Accordingly, revenues from hardware sales during fiscal year 2007 increased by $0.3 million.

During the year ended July 31, 2006, NetSimplicity’s revenues increased by $0.8 million due primarily to additional sales efforts and a reallocation of marketing program dollars in order to create more sales leads and optimize demand generation.  Approximately 30.4% of the $0.8 million increase is due to an increase in software revenues.  Although the number of software licenses sold in fiscal year 2006 was relatively consistent with the number of software licenses sold in fiscal year 2005, the number of large software orders significantly increased during fiscal year 2006.  The pursuit of maintenance renewals, as well as the increase in software sales, led to additional sales of maintenance and support contracts, thereby increasing maintenance revenues by 78.6% during the year ended July 31, 2006, as compared to the prior year.  Forgent also continued to provide more professional services and training in fiscal year 2006.  The additional software maintenance and professional services increased services revenues by $0.5 million.

Forgent currently has distribution partners in the United Kingdom, Australia and Asia.  These partners and the internal NetSimplicity sales team generated revenues from international customers, which represent approximately 24.7%, 19.1% and 23.1% of the software and services segment’s total revenues during fiscal years 2007, 2006 and 2005, respectively.  The Company is currently in discussions with other foreign distribution partners in order to increase its international presence and sales.  Forgent will continue to target North American and international companies in the education, healthcare and legal industries, which generated approximately 45.1%, 43.2% and 47.3% of the Company’s software revenues during the years ended July 31, 2007, 2006 and 2005, respectively.  Forgent will also continue to focus on sales to the enterprise sector of these industries.

With the completion of the iEmployee acquisition, management expects significant revenue growth from its software and services segment in fiscal year 2008, as compared to fiscal year 2007.  Additionally, the Company continues to explore other opportunities to acquire additional profitable businesses, products or technologies to complement its current NetSimplicity and iEmployee product lines.  As the Company continues to improve its sales performance, release new software updates and enhancements, and investigate other potential acquisitions, management believes the Company has a viable strategy to promote growth and sustain future operations.

Gross Margin

                Consolidated gross margins were $21.2 million in fiscal year 2007, $7.0 million in fiscal year 2006 and $2.9 million in fiscal year 2005. The increase was $14.2 million, or 203.0%, from 2006 to 2007.  The increase was $4.1 million, or 143.9%, from 2005 to 2006.  Consolidated gross margin percentages were 52.4% for fiscal year 2007, 46.9% for fiscal year 2006 and 28.9% for fiscal year 2005.

For the years ended July 31, 2007, 2006 and 2005, the intellectual property licensing segment generated 84.5%,  72.2% and 60.9% of the total gross margins, respectively.  The $14.2 million increase in gross margin, as well as the related increase in gross margin as a percentage of total revenues, for the year ended July 31, 2007, is due primarily to the $12.8 million increase in gross margin resulting from licensing revenues generated during fiscal year 2007.  Similarly, the $4.1 million increase in gross margin, as well as the related increase in gross margin as a percentage of total revenues, for the year ended July 31, 2006, is due primarily to the $3.3 million increase in gross margin resulting from licensing revenues generated during fiscal year 2006.

Intellectual Property Licensing Business

Intellectual property gross margins were $17.9 million in fiscal year 2007, $5.0 million in fiscal year 2006 and $1.7 million in fiscal year 2005. The increases were $12.8 million, or 254.4% from 2006 to 2007, and $3.3 million, or 189.3% from 2005 to 2006.  Intellectual property gross margins represented 49.5%, 41.7% and 22.1% of intellectual property licensing revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

                The cost of sales from the intellectual property licensing segment relates to the legal contingency fees incurred on successfully achieving signed license agreements as well as legal expenses incurred from legal counsel’s time in connection with licensing and litigating the Company’s patents.  As Forgent changed legal counsel, management negotiated terms to reduce its cost of sales from the intellectual property licensing segment, which resulted in higher gross margins for this segment.

In October 2004, Forgent terminated Jenkens & Gilchrist, P.C. (“Jenkens”) and engaged Godwin Gruber, LLP (“Godwin”) as lead legal counsel for its intellectual property licensing segment.  Therefore, Forgent’s cost of sales from the intellectual property licensing business during fiscal year 2005 included contingent legal fees of 50% of the licensing revenues received on signed agreements, which were paid to Jenkens, and legal expenses for time incurred by Godwin, which were 50% of Godwin’s standard hourly rate and then fixed at $0.2 million per month during the fourth fiscal quarter of 2005.  After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under this agreement, the Company’s liability to Jenkens was 10% of gross licensing and litigation proceeds related to the ‘672 patent.

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

In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the ‘746 Litigation.  Hagans and Bracewell replaced Godwin and Hagans was the lead counsel on the ‘746 Litigation.  Under the amended Legal Services Fee Agreement with Hagans and Bracewell, Forgent paid a contingency fee of 37.5% of all license and litigation proceeds related to the ‘746 patent and other patents, net of related expenses (20% to Hagans and 17.5% to Bracewell).  Additionally, effective September 1, 2006, all related expenses, including consultant fees, travel expenses and document production expenses, were allocated as follows: 25% to Forgent, 50% to Hagans, and 25% to Bracewell, until such total expenses reached $2.5 million. Prior to the amendment, Forgent was liable for all related expenses.  The $2.5 million threshold was exceeded during the third fiscal quarter of 2007, and Forgent was liable for all subsequent expenses.  In addition to Hagans and Bracewell, Forgent was also liable for contingency fees to The Roth Law Firm, P.C. for 10% of the ‘746 and other patents litigation proceeds, net of expenses, and to Jenkens for 10% of all gross license and litigation proceeds related to the ‘746 patent.

                During fiscal year 2007, contingency fees related to the ‘746 Litigation increased $14.7 million as Forgent recognized its first licensing revenues from its ‘746 patent and other intellectual property.  Included in these contingency fees are fees due to Jenkens.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1.4 million for all related fees and expenses related to the settlements from the ‘746 Litigation.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $2.8 million.  In July 2007, Jenkens filed a complaint against the Company in the District Court of Dallas County, Texas, alleging a breach of contract, and is seeking a declaratory judgment.  Forgent disputes Jenkens’ claims and is seeking relief through the court system.  Management currently cannot predict how long it may take to resolve the Jenkens lawsuit.  However, once the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

                The increase in contingency fees related to the ‘746 Litigation was offset by a $3.5 million decrease in cost of sales relating to the ‘672 patent as a result of the change in legal counsel and the conclusion of the ‘672 Litigation during the first fiscal quarter of 2007.  Despite the net $11.2 million increase in total cost of sales from the intellectual property licensing segment during the year ended July 31, 2007, the corresponding $24.1 million increase in licensing revenues during this fiscal year resulted in the $12.8 million increase in intellectual property gross margins.

Forgent also reduced its cost of sales from its intellectual property licensing segment during fiscal year 2006 by changing its lead legal counsel on the ‘672 Litigation.  However, net total cost of sales increased $0.9 million due to an increase in contingency fees resulting from the licensing revenues generated during the year ended July 31, 2006.  As a result, intellectual property gross margins increased $3.3 million.

Software and Services Business

Software and services gross margins were $3.3 million in fiscal year 2007, $1.9 million in fiscal year 2006 and $1.1 million in fiscal year 2005. The increases were $1.3 million, or 69.2%, from 2006 to 2007 and $0.8 million, or 73.2%, from 2005 to 2006.  Software and services gross margins represented 77.3%, 69.5% and 55.7% of total software and services revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

The cost of sales associated with the software and services segment relates primarily to the amortization of the Company’s purchased software development costs, compensation expenses and hardware expenses.  These expenses represented approximately 72.0%, 91.1% and 79.2% of cost of sales for the software and services segment for the years ended July 31, 2007, 2006 and 2005, respectively.

During the first fiscal quarter of 2007, the purchased software development costs were fully amortized, which reduced cost of sales by $0.6 million for fiscal year 2007.  This reduction was offset by increases in compensation expenses and hardware expenses.  As of July 31, 2006, the Company formalized a group dedicated to providing maintenance and support.  Approximately $0.3 million in compensation expenses and related expenses for this group was classified as cost of sales during the year ended July 31, 2007.  Since the group did not exist until the end of fiscal year 2006, no related expenses were recorded during the year ended July 31, 2006.  Additionally,

Forgent incurred $0.2 million in increased hardware expenses during fiscal year 2007, as compared to fiscal year 2006, since the Company had minimal hardware sales during the year ended July 31, 2006.  The combination of these factors, among others, led to a $0.1 million increase in cost of sales for fiscal year 2007.

The purchased intangible assets were fully amortized during fiscal year 2005, which led to a slight decrease in cost of sales from the software and services segment during the year ended July 31, 2006.

Since a significant portion of the cost of sales for the software and services segment is relatively fixed, revenues generated from this segment directly affect gross margins.  As such, the $1.5 million and $0.8 million increases in revenues during the years ended July 31, 2007 and 2006, respectively, led to the $1.3 million and $0.8 million increases in gross margins for the software and services segment, respectively.  Gross margin as a percentage of revenues for the software and services business also increased: 77.3% in fiscal year 2007, 69.5% in fiscal year 2006 and 55.7% in fiscal year 2005.  Since the purchased software development costs were fully amortized and since Forgent expects to generate more business from its NetSimplicity product line, management expects continued similar gross margin in terms of percentage of revenue for NetSimplicity during fiscal year 2008.  Management is currently evaluating the impact of the iEmployee acquisition on the Company’s gross margin in fiscal year 2008.

Selling, General and Administrative

                Selling, general and administrative (“SG&A”) expenses were $12.0 million in fiscal year 2007, $10.3 million in fiscal year 2006 and $12.9 million in fiscal year 2005. The increase was $1.7 million, or 16.9%, from 2006 to 2007.  The decrease was $2.6 million, or 20.1%, from 2005 to 2006.  SG&A expenses were 29.7%, 69.0% and 129.8% of total revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

During the year ended July 31, 2007, SG&A expenses increased $1.7 million due primarily to a $1.1 million net increase in legal expenses related to the ‘746 Litigation and the ‘672 Litigation and a $0.5 million increase in sales compensation and benefits expenses.  Legal expenses recorded as part of SG&A expenses, as opposed to legal expenses recorded as part of cost of sales, relate primarily to consultants’ fees, document production expenses and travel expenses.  During fiscal year 2007, Forgent pursued many activities in preparation for the May 2007 trial related to the ‘746 Litigation.  These activities resulted in a $2.2 million increase in legal expenses.  On the other hand, the ‘672 Litigation was concluded during the first fiscal quarter of 2007 when Forgent signed its final license and settlement agreement.  The conclusion of the ‘672 Litigation resulted in a $1.1 million decrease in legal expenses.  Thus, Forgent experienced a $1.1 million net increase in legal expenses for the intellectual property licensing segment.  Also during fiscal year 2007, Forgent expanded its NetSimplicity sales force.  This additional headcount, as well as the increase in commissions paid for the increased revenues generated during fiscal 2007, led to the $0.5 million rise in sales compensation and benefits expenses for the year ended July 31, 2007.

                During the year ended July 31, 2006, SG&A expenses decreased $2.6 million due primarily to a $2.5 million decrease in legal expenses, approximately 83.8% of which relates to legal expenses incurred during fiscal year 2005 to terminate Jenkens and to successfully defend the Company’s position in the lawsuit against the estate of a former director.  Similar expenses were not incurred during the year ended July 31, 2006.  Additionally, since significant document production expenses are usually incurred during the early phases of a litigation case, Forgent incurred less legal expenses related to the ‘672 Litigation during fiscal year 2006 than during fiscal year 2005.  Forgent initiated the ‘746 Litigation in July 2005.  Consequently, although legal expenses related to the ‘672 patent decreased during fiscal year 2006, this decrease was mostly offset by an increase in legal expenses related to the ‘746 patent.

With the conclusion of the ‘746 Litigation and the ‘672 Litigation, management expects its SG&A expenses related to its intellectual property licensing segment to decrease significantly from the levels incurred during fiscal year 2007.  Aside from the increased SG&A costs associated with the integration of iEmployee, Forgent will continue to make modest investments in its sales and marketing teams, as necessary, in order to further grow its software and services segment.  Forgent will also continue to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.

Research and Development

                Research and development (“R&D”) expenses were $0.6 million in fiscal year 2007, $0.6 million in fiscal year 2006 and $0.3 million in fiscal year 2005. The decrease was $7 thousand, or 1.2%, from 2006 to 2007.  The increase was $0.3 million, or 94.3%, from 2005 to 2006.  R&D expenses were 1.5%, 4.1% and 3.2% of total revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

                R&D expenses incurred during fiscal years 2007, 2006 and 2005 were primarily due to efforts in developing MRM and VAM.  The change in R&D expenses during fiscal year 2007, as compared to fiscal year 2006, was minimal.  The $0.3 million increase in R&D expenses during fiscal year 2006 was due primarily to compensation expenses resulting from shifting of resources between the NetSimplicity’s sales and R&D teams in fiscal 2006.

                During the year ended July 31, 2007, Forgent implemented a new “agile” software development methodology, with the goal of accelerating the delivery of new features and enhancements by releasing more frequent and focused software updates.  In addition to some minor MRM releases earlier in fiscal 2007, under the agile development methodology, the Company released MRM 7.5, which includes an improved Outlook Scheduling interface with new capabilities and an Advanced Services Management feature for its MRM Enterprise edition.  The Advanced Services Management feature replaces the prior Advanced Catering Module and is able to manage equipment and other meeting service requests beyond only catering.  During the fourth fiscal quarter of 2007, NetSimplicity also released MRM 7.5.1 and 7.5.2, which provide additional enhancements to the MRM Outlook Scheduling interface and MRM Active Directory synchronization in order to support larger enterprise customers with thousands of Microsoft Outlook© users and multiple Active Directory domains.  Most of the developments to MRM during fiscal year 2007 directly supported the Company’s NetSimplicity enterprise customers, which contributed to the increased sales to enterprise customers during fiscal 2007.  Forgent continues to design its software to increase the appeal of MRM to larger corporate customers.   The Company is currently working on MRM 7.6, which includes support for Microsoft Outlook 2007.

                The Company also continued to develop VAM throughout fiscal year 2007.  During the year, the Company released VAM 5.6, which included minor enhancement updates.  Also released was VAM 5.6.3, which delivered a set of new Microsoft Reports Server based reports to provide asset managers improved insight into their asset deployments and warranty details. Currently, the Company is developing VAM 5.7, which introduces a new data import module.

                During fiscal year 2008, NetSimplicity will continue to develop scheduling and asset management solutions to assist businesses in streamlining their operations and improving meeting efficiencies in a simplified manner.  The Company will also continue under its agile development methodology to provide minor release updates of both MRM and VAM to address current customer requests.  Management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and plans to make modest investments in its NetSimplicity and iEmployee R&D efforts during fiscal year 2008, as necessary, in order to further grow its software and services segment.

Other Income

                Other income was $3.8 million in fiscal year 2007, $0.4 million in fiscal year 2006 and $0.4 million in fiscal year 2005.  The increases were $3.4 million, or 806.7%, from 2006 to 2007 and $52 thousand, or 14.2%, from 2005 to 2006.  Other income was 9.4%, 2.8% and 3.7% of total revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

During fiscal year 2007, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS for $3.2 million.  Upon closing, Forgent received $2.9 million of the purchase price, all of which was recorded as a gain on sale of assets and accounts for 85.9% of the increase in other income for the year ended July 31, 2007.  The purchase price remaining balance of $0.3 million will be held in escrow for two years for indemnity claims.  Following this sale, Forgent continues to maintain several active patents and patent applications.  Except for any licensing revenues resulting from these remaining patents, of which there can be no assurance, unless Forgent develops or acquires additional patents that would be suitable for the Company’s Patent Licensing Program, Forgent’s licensing revenues will decline.

Income Taxes

                At July 31, 2007, the Company had federal net operating loss carryforwards of approximately $156.3 million, R&D credit carryforwards of approximately $5.0 million and alternative minimum tax credit carryforwards of approximately $0.4 million. The net operating loss and R&D credit carryforwards will expire in varying amounts from 2008 through 2026, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

                As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization.

                Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2007, 2006 and 2005. The valuation allowance decreased by approximately $4.2 million during the year ended July 31, 2007, primarily due to operations.  Approximately $7.5 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Loss from Discontinued Operations, Net of Income Taxes

                During fiscal year 2005, Forgent sold assets related to its ALLIANCE software business and fully divested this business as of July 31, 2005 (see Note 5, in the accompanying financial statements).  Accordingly, the ALLIANCE software business has been accounted for and presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations was $0.6 million in fiscal year 2005.  The Company did not conduct any business from this business line during fiscal years 2006 or 2007. Loss from discontinued operations was 6.5% of total revenues for the year ended July 31, 2005.

Income on Disposal, Net of Income Taxes

During the year ended July 31, 2005, Forgent recorded $3.3 million in income upon selling assets related to its ALLIANCE software business and a $0.2 million loss, primarily related to severance expenses, upon divesting the ALLIANCE operations.  In fiscal year 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”) to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm. During fiscal year 2005, the Company recorded $1.0 million in income from the disposal of its Services Business, which resulted from the final cash payment received from Gores in January 2005 related to the sale of the Services Business.  The combination of these events gained Forgent $4.1 million in other income for the year ended July 31, 2005.

Net Income (Loss)

                Net income was $12.2 million in fiscal year 2007.  Net losses were $3.6 million and $6.6 million in fiscal years 2006 and 2005, respectively. The increase in income was $15.8 million, or 444.5%, from 2006 to 2007.  The decrease in loss was $3.0 million, or 45.9%, from 2005 to 2006.  Net income was 30.3% for the year ended July 31, 2007.  Net losses were 23.9% and 66.3% for the years ended July 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	For the year ended July 31,
	2007	2006	2005
	(in thousands)

Working capital	$22,855	$11,113	$13,558
Cash, cash equivalents and short-term investments	35,062	16,206	17,348
Cash (used in) provided by operating activities	19,883	(1,245)	(8,010)
Cash provided by (used in) investing activities	(2,095)	1,452	4,425
Cash provided by (used in) financing activities	(455)	138	348

                Cash provided by operating activities was $19.9 million in fiscal year 2007; cash used in operating activities was $1.2 million in fiscal year 2006; and cash used in operating activities was $8.0 million in fiscal year 2005. The $19.9 million of cash provided by operating activities during fiscal year 2007 was due primarily to $12.2 million in net income and a $7.2 million increase in accounts payable.  During the year ended July 31, 2007, Forgent collected $36.0 million in cash receipts from its intellectual property licensing business.  Management plans to utilize these cash receipts to pay its legal counsel for services rendered, to fund the iEmployee acquisition and to further support the growth of its software operations.  As of July 31, 2007, Forgent’s average days sales outstanding was 10 days, a decrease from 15 days as of July 31, 2006.  Forgent’s ability to collect its accounts receivables from the intellectual property licensing segment in the same quarter the licensing revenues are generated significantly contributes to this low average.  Forgent’s ability to collect its accounts receivable from the software and services segment remains consistent during fiscal year 2007 with fiscal year 2006 and reserves for bad debt remains at approximately 2% of its software trade accounts receivables.

                The $1.2 million of cash used in operating activities during fiscal year 2006 was due primarily to $3.6 million in net loss, which was offset by a $2.1 million increase in accounts payable.  During fiscal year 2006, Forgent collected $11.6 million in accounts receivable from its intellectual property licensing business.  The $8.0 million of cash used in operating activities during fiscal year 2005 was due primarily to $10.0 million in net loss from continuing operations, which was offset by $1.5 million of non-cash depreciation and amortization expenses.  During fiscal year 2005, Forgent collected $4.4 million in accounts receivable from its intellectual property licensing business.  Since management does not anticipate generating any additional licensing revenues from the ‘672 patent or the ‘746 patent, cash provided by Forgent’s intellectual property licensing segment is expected to decrease in future periods.

                Cash used in investing activities was $2.1 million in fiscal year 2007; cash provided by investing activities was $1.5 million in fiscal year 2006; and cash provided by investing activities was $4.4 million in fiscal year 2005.  The $2.1 million of cash used in investing activities during fiscal year 2007 was due primarily to $1.5 million purchase of short-term investments and $0.5 million purchase of fixed assets.  The $1.5 million of cash provided by investing activities during fiscal year 2006 was due primarily to $1.5 million in cash received from maturities of short-term investments.  The $4.4 million of cash provided by investing activities during fiscal year 2005 was due primarily to $3.3 million in cash received from the sale of certain assets, including the ALLIANCE software suite, and $1.0 million in net sales and maturities of short-term investments.

Forgent manages its investment portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  As the Company’s cash balances grew during fiscal 2007, Forgent shifted its investment portfolio to investments with slightly longer maturities in order to capitalize on the increases in interest rates.  As a result, Forgent achieved a 93.9% increase in interest income during the year ended July 31, 2007, as compared to the year ended July 31, 2006.

                The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Additionally, the Company used the proceeds from its loans from Silicon Valley Bank to purchase equipment and fund operations.  During the second fiscal quarter of 2007, Forgent fully repaid its outstanding loans from Silicon Valley Bank.  As of July 31, 2007, Forgent had $1.0 million available from a credit line from Silicon Valley Bank, although no debt was outstanding at fiscal year-end.  Advances obtained from Silicon Valley Bank credit line will be notes payables that bear interest at prime plus 0.75% and require monthly installments over a three-year term.  The Silicon Valley Bank credit line expires on May 1, 2008.  If Forgent renews this source of financing, the Company may not be able to obtain similar terms for the future credit line.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.   Forgent’s future minimum lease payments under all operating and capital leases as of July 31, 2007 are as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations	$19,350	$3,525	$6,910	$6,836	$2,079
Capital lease obligations	1	1	—	—	—
Total	$19,351	$3,526	$6,910	$6,836	$2,079

Approximately 98.9% of the Company’s operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.  As of July 31, 2007, Forgent had $4.2 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.8 million liability related to impairment charges for the economic value of the lost sublease rental income at its Austin property.  As a result of the iEmployee acquisition in October 2007, the Company’s lease obligations will increase in fiscal year 2008.  Forgent’s current operations are not capital intensive and the Company purchased minimal fixed assets during past fiscal years.  During fiscal year 2007, the Company made a one-time purchase for software related to the barcode scanners utilized with its VAM software.  This purchase and payments for leasehold improvements, primarily for new subtenants and subtenant expansions, account for approximately 81.3% of Forgent’s purchased fixed assets during the year ended July 31, 2007.  Management does not anticipate any significant purchases of fixed assets during fiscal year 2008.

                Cash used in financing activities was $0.5 million in fiscal year 2007; cash provided by financing activities was $0.1 million in fiscal year 2006; and cash provided by financing activities was $0.3 million in fiscal year 2005.  The $0.5 million of cash used in financing activities during fiscal year 2007 was due primarily to the repayment of the Company’s notes payables. The $0.1 million of cash provided by financing activities during fiscal year 2006 was due to $0.2 million in proceeds received from the issuance of the Company’s common stock, which was offset by $0.1 million in net payments related to the Company’s notes payable. The $0.3 million of cash provided by financing activities during fiscal year 2005 was due primarily to $0.4 million in proceeds received from the issuance of the Company’s common stock.

                Forgent’s stock repurchase program allows the Company to purchase up to 3.0 million shares of the Company’s common stock.  The shares repurchased under the program for the years ended July 31, 2007, 2006 and 2005 are as follows:

	Treasury Stock Repurchased
	(in thousands)

	2007	2006	2005

Number of shares	—	—	36
Total cost, including fees	$—	$—	$89

The shares repurchased by month during the last quarter of the fiscal year ended July 31, 2007 are as follows:

	Issuer Purchases of Equity Securities (in thousands except average price)

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plans
May 1, 2007 - May 31, 2007	0	$0.00	0	1,210
June 1, 2007 - June 30, 2007	0	$0.00	0	1,210
July 1, 2007 - July 31, 2007	0	$0.00	0	1,210
Total	0	$0.00	0	1,210

As of July 31, 2007, the Company has repurchased 1,790,401 shares for approximately $4.8 million.  Management will periodically assess repurchasing additional shares during fiscal year 2008, depending on the Company’s cash position, market conditions and other factors.

                As of July 31, 2007, Forgent’s principal sources of liquidity consisted of $35.1 million in cash, cash equivalents and short-term investments.  Management plans to utilize these cash balances to fund the iEmployee acquisition, expand its NetSimplicity software operations by making additional prudent investments, continue exploring potential opportunities in acquiring a growing and profitable public or privately held technology business or product line, and may repurchase outstanding shares.  There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced due to the iEmployee acquisition, potential other acquisitions and other factors. Management believes that the Company has sufficient capital and liquidity to fund and cultivate growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

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

                Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which has generated licensing revenues relating to the Company’s technologies embodied in the ‘672 patent and the ‘746 patent.  Gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and collection has been deemed probable.  Related costs are recorded as cost of sales.  The cost of sales in the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred based upon legal counsel’s time.

Software and service revenue consists of software license and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Forgent sells multiple elements within a single sale.  The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company.

The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. During fiscal years 2007 and 2006, VSOE of fair value for the software, maintenance, and training and installation services were based on the prices charged for the software, maintenance and services when sold separately.  During fiscal year 2005, VSOE of fair value for maintenance was based upon the renewal rate specified in each contract; VSOE of fair value for training and installation services was based on the prices charged for these services when sold separately; and VSOE of fair value for the software element was not available and thus, software revenue was recognized under the residual method.  Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element.  The establishment of VSOE of fair value for the software element during the year ended July 31, 2006 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Forgent is adopting FIN48, effective August 1, 2007, and does not believe the adoption will have a material effect on its consolidated financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

                The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates.  However, due to the short-term nature of the Company’s investments, Forgent does not consider these risks to be significant.

FOREIGN CURRENCY EXCHANGE RATE RISK

                Currently, the Company’s foreign exchange rate risk is not significant since almost all of the Company’s transactions are denominated in U.S. dollars and due to the relative size of its international operations.  Therefore, Forgent considers its market risk exposure related to foreign currency exchange rates on a go-forward basis to be insignificant.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The financial statements and supplementary data required by this Item 8 are listed in Items 15 (1) and (2) of Part III of this Report (Exhibits, Financial Statement Schedules).

 ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 9A.       CONTROLS AND PROCEDURES

                The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chairman of the Board and the Chief Executive Officer (“CEO”), as appropriate to allow timely decisions regarding required disclosure.

                The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2007.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the year ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2007.

ITEM 11.       EXECUTIVE COMPENSATION

The information required under this item, is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item, with the exception of the table provided below, is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2007.

EQUITY COMPENSATION PLAN INFORMATION

                The following table provides information as of July 31, 2007 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Stockholders (1)	1,169,349	(3)	$0.81	(3)	771,909	(4)
Equity Compensation Plans Not Approved by Stockholders (2)	-0-		N/A		-0-
Total	1,169,349		$0.81		771,909

(1)        Consists of the 1989 Stock Option Plan, the 1992 Director Stock Option Plan, the 1996 Stock Option Plan, the Restricted Stock Plan and the Employee Stock Purchase Plan.

(2)        All of the Company’s equity compensation plans have been previously approved by the Company’s stockholders.

(3)        Excludes purchase rights accruing under the Company’s Restricted Stock Plan and Employee Stock Purchase Plan which have a combined stockholder approved reserve of 771,909 shares. Under the Employee Stock Purchase Plan, each eligible employee may purchase up to 2,500 shares per quarter (but in no case can the participant contribute more than 15% of base pay) of common stock at quarterly intervals on the last day of the calendar quarter (i.e. March, June, September, and December) each year at a purchase price per share equal to 85% of the lower of (i) the average selling price per share of common stock on the first day of the quarter or (ii) the average selling price per share on the quarterly purchase date.

(4)          Includes shares available for future issuance under the Company’s Restricted Stock Plan and Employee Stock Purchase Plan.  As of July 31, 2007, 706,215 shares of common stock were available for issuance under the Restricted Stock Plan and 65,694 shares of common stock were available for issuance under the Employee Stock Purchase Plan.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2007.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2007.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

                Report of Independent Registered Public Accounting Firm

                Consolidated Financial Statements

                        Consolidated Balance Sheets as of July 31, 2007 and 2006

                        Consolidated Statements of Operations for the years ended July 31, 2007, 2006 and 2005

                        Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2007, 2006 and 2005

                        Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006 and 2005

                Notes to Consolidated Financial Statements

                (2) Financial Statement Schedules:

                                All schedules for which provision is made in the applicable account regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

(b)           Exhibits

                The exhibits filed in response to Item 601 of Regulations S-K are listed in the Index to the Exhibits.

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forgent Networks, Inc.

We have audited the accompanying consolidated balance sheets of Forgent Networks, Inc. as of July 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forgent Networks, Inc. at July 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2006, Forgent Networks, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment”.

                                                                                                                /s/ Ernst & Young LLP

Austin, Texas

October 19, 2007

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	JULY 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $543 at July 31, 2007 and 2006, respectively	$33,524	$16,206
Short-term investments	1,538	—
Accounts receivable, net of allowance for doubtful accounts of $21 and $13 at July 31, 2007 and 2006, respectively	1,040	714
Prepaid expenses and other current assets	211	274
Total current assets	36,313	17,194

Property and equipment, net	767	788
Intangible assets, net	—	4
Other assets	212	3
	$37,292	$17,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,970	$3,631
Accrued compensation and benefits	557	547
Other accrued liabilities	855	907
Notes payable, current portion	—	313
Deferred revenue	1,076	683
Total current liabilities	13,458	6,081

Long-term liabilities:
Deferred revenue	28	11
Other long-term obligations	1,186	1,777
Total long-term liabilities	1,214	1,788

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 27,388 and 27,163 shares issued, 25,598 and 25,373 shares outstanding at July 31, 2007 and 2006, respectively	274	271
Treasury stock at cost, 1,790 shares at July 31, 2007 and 2006, respectively	(4,815)	(4,815)
Additional paid-in capital	265,647	265,406
Accumulated deficit	(238,506)	(250,754)
Accumulated other comprehensive income	20	12
Total stockholders’ equity	22,620	10,120
	$37,292	$17,989

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE YEAR ENDED JULY 31,
	2007	2006	2005
REVENUES:
Intellectual property licensing	$36,162	$12,105	$7,894
Software and services	4,245	2,791	2,012
Total revenues	40,407	14,896	9,906

COST OF SALES:
Intellectual property licensing	18,270	7,057	6,149
Software and services	962	851	892
Total cost of sales	19,232	7,908	7,041

GROSS MARGIN	21,175	6,988	2,865

OPERATING EXPENSES:
Selling, general and administrative	12,008	10,271	12,858
Research and development	611	618	318
Amortization of intangible assets	4	28	50
Total operating expenses	12,623	10,917	13,226

INCOME (LOSS) FROM OPERATIONS	8,552	(3,929)	(10,361)

OTHER (EXPENSES) INCOME:
Interest income	981	506	405
Gain on sale of assets	2,899	—	—
Foreign currency translation	(24)	(12)	(15)
Interest expense and other	(66)	(76)	(24)
Total other income	3,790	418	366

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	12,342	(3,511)	(9,995)
Provision for income taxes	(94)	(44)	(16)
INCOME (LOSS) FROM CONTINUING OPERATIONS	12,248	(3,555)	(10,011)

Loss from discontinued operations, net of income taxes of $0, $0 and $0 for the years ended July 31, 2007, 2006 and 2005, respectively	—	—	(642)
Income on disposal, net of income taxes of $0, $0 and $0 for the years ended July 31, 2007, 2006 and 2005, respectively	—	—	4,085
INCOME FROM DISCONTINUED OPERATIONS	—	—	3,443

NET INCOME (LOSS)	$12,248	$(3,555)	$(6,568)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.48	$(0.14)	$(0.40)
Income from discontinued operations	$0.00	$0.00	$0.14
Net income (loss)	$0.48	$(0.14)	$(0.26)
DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.47	$(0.14)	$(0.40)
Income from discontinued operations	$0.00	$0.00	$0.14
Net income (loss)	$0.47	$(0.14)	$(0.26)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,515	25,294	24,959
Diluted	26,049	25,294	24,959

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

COMMON STOCK

	NUMBER OF SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT JULY 31, 2004	24,871	$266	$264,582	$(4,726)	$(240,631)	$9	$19,500
Proceeds from stock issued under employee plans	342	3	438				441
Purchase of Treasury Stock	(36)			(89)			(89)
Net loss					(6,568)
Comprehensive loss	0	0	0	0	0	7	(6,561)
BALANCE AT JULY 31, 2005	25,177	269	265,020	(4,815)	(247,199)	16	13,291
Proceeds from stock issued under employee plans	196	2	242				244
Stock compensation for employees and consultants			144				144
Net loss					(3,555)
Comprehensive loss	0	0	0	0	0	(4)	(3,559)
BALANCE AT JULY 31, 2006	25,373	271	265,406	(4,815)	(250,754)	12	10,120
Proceeds from stock issued under employee plans	225	3	89				92
Stock compensation for employees and consultants			148				148
Other			4				4
Net income					12,248
Comprehensive income	0	0	0	0	0	8	12,256
BALANCE AT JULY 31, 2007	25,598	$274	$265,647	$(4,815)	$(238,506)	$20	$22,620

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE YEAR ENDED JULY 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (Loss) from continuing operations	$12,248	$(3,555)	$(10,011)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	515	1,258	1,537
Amortization of leasehold advance and lease impairments	(422)	(547)	(610)
Provision for doubtful accounts	18	33	12
Share-based compensation	152	144	—
Foreign currency translation loss (gain)	23	(8)	5
Gain on sale/disposal of fixed assets	—	(9)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(329)	(343)	(84)
Prepaid expenses and other current assets	195	(324)	(56)
Accounts payable	7,169	2,089	439
Accrued expenses and other long term obligations	(84)	(237)	629
Deferred revenue	398	254	169
Net cash provided by (used in) operating activities	19,883	(1,245)	(8,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of discontinued operations / assets	—	—	3,305
Purchases of short-term investments	(1,538)	—	(1,787)
Sales and maturities of short-term investments	—	1,491	2,786
Purchases of property and equipment	(490)	(62)	(63)
Sales of property and equipment	—	11	44
Collection of notes receivable, net of issuance	—	—	67
Change in other assets	(67)	12	73
Net cash (used in) provided by investing activities	(2,095)	1,452	4,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	88	244	441
Purchases of treasury stock	—	—	(89)
Payments on notes payable and capital leases	(543)	(403)	(405)
Proceeds from notes payable	—	297	401
Net cash (used in) provided by financing activities	(455)	138	348

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Gain on sale of discontinued operations	—	—	(3,305)
Net cash provided by operating activities	—	—	2,290
Net cash provided by investing activities	—	—	1,057
Net cash provided by discontinued operations	—	—	42

Effect of translation exchange rates on cash	(15)	—	5
Net increase (decrease) in cash and cash equivalents	17,318	345	(3,190)
Cash and cash equivalents at beginning of period	16,206	15,861	19,051
Cash and cash equivalents at end of period	$33,524	$16,206	$15,861

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$60	$83	$58
Income taxes paid	75	26	—
Stock compensation for employees and consultants	148	144	—

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

Forgent’s intellectual property licensing business is derived from the Company’s Patent Licensing Program, which has been focused on generating licensing revenues related to the Company’s U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts as well as its U.S. Patent No. 6,285,746 (the “ ‘746 patent”).  Since the Company considers the pending litigations related to these patents to be concluded, management does not anticipate any additional licensing revenue from these patents.  The Company’s intellectual property licensing segment continues to explore its patent portfolio for additional opportunities.  However, the focus of the Company’s future and growth has shifted to its software and services segment.

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

                In September 2007, the Company announced its name change to “Asure Software” to reflect the Company’s focus on its software and services segment for its future growth.  In October 2007, Forgent purchased iEmployee, a provider of on-demand workforce management solutions that help simplify the Human Resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information.

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

Software and service revenue consists of software license and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Forgent sells multiple elements within a single sale.  The Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company.  The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value.

During fiscal years 2007 and 2006, VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately.   During fiscal year fiscal year 2005, VSOE of fair value for maintenance was based upon the renewal

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

rate specified in each contract; VSOE of fair value for training and installation services was based on the prices charged for these services when sold separately; and VSOE of fair value for the software element was not available and thus, software revenue was recognized under the residual method.  Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element.  The establishment of VSOE of fair value for the software element during the year ended July 31, 2006 did not have a material impact on the Company’s consolidated financial statements.

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

USE OF ESTIMATES

                Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, contingency legal reserves and useful lives of fixed assets . The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

CASH AND CASH EQUIVALENTS

                Cash and cash equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased. All other investments not considered to be cash equivalents, including highly liquid investments with maturities greater than three months, are separately classified as short-term investments.  As of July 31, 2007, the Company did not have any notes payables, thus, it was not required to hold any certificates of deposits.  As of July 31, 2006, the Company held $543 in certificates of deposit to secure its note payable to Silicon Valley Bank.  This amount is reported as restricted cash.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

SHORT-TERM INVESTMENTS

                Short-term investments are carried at market value. Short-term investments consist of funds invested in U.S. government agency securities and mature within one year of July 31, 2007. Forgent did not have any short-term investments as of July 31, 2006.  The carrying amounts of the Company’s short-term investments at July 31, 2007 and 2006 are as follows:

	2007		2006
		MARKET		MARKET
	COST	VALUE	COST	VALUE

U.S. Government Agency Securities	$1,526	$1,537	$—	$—
	$1,526	$1,537	$—	$—

                The Company accounts for investment securities under Statement of Financial Accounting Standard (“SFAS”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Statement No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 2007, all investment securities were classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statement of Operations. As of July 31, 2007 and 2006, the Company had $11 and $0 in unrealized losses or gains on available-for-sale securities, respectively. The Company did not realize any related losses or gains during the years ended July 31, 2007, 2006 and 2005, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

                The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable.  The current carrying amounts of these financial instruments approximate their fair market values because of the short-term nature of these instruments.

CREDIT POLICY

                The Company reviews potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term, which is usually net thirty days.  When payment is reasonably assured and no known barriers exist to legally enforce the payment, the Company extends credit to customers, which usually does not exceed 10% of their net worth. An account is placed on “Credit Hold” if a placed order exceeds the credit limit and may be placed on “Credit Hold” sooner if circumstances warrant.  The Company follows its credit policy consistently and constantly monitors all of its delinquent accounts for indications of uncollectibility.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers.  This allowance is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Forgent’s bad debts have not been material and have been within management expectations.  The allowances for doubtful accounts as of July 31,

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

2007, 2006 and 2005 are as follows:

	BALANCE AT BEGINNING OF YEAR	PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE		WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE		BALANCE AT END OF YEAR
Year ended July 31, 2007	13	18		(10)		21
Year ended July 31, 2006	1	33		(21)		13
Year ended July 31, 2005	26	13	(a)	(38	)(b)	1

(a)                                  Approximately $12 of the provision for doubtful accounts receivable was recorded as part of continuing operations and approximately $1 of the provision for doubtful accounts receivable was recorded as part of discontinued operations on the Consolidated Statement of Operations for the year ended July 31, 2005.

(b)                                 Approximately $29 of the write-offs relates to the Company’s continuing operations and approximately $9 of the write-offs relate to the Company’s discontinued operations.

CONCENTRATION OF CREDIT RISK

                The Company grants credit to customers in the ordinary course of business. Although concentrations of credit risk related to the intellectual property licensing segment were relatively high due to the limited number of customers and the large dollar amounts of the license agreements, concentrations of credit risk with respect to the Company’s trade accounts receivable related to its on-going software business are limited due to the large number of customers, including third-party resellers, and their dispersion across several industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secured transactions when deemed necessary.

PROPERTY AND EQUIPMENT

                Property and equipment, including software, furniture and equipment, are recorded at cost less accumulated depreciation. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems and engineering, and is recorded at manufactured cost, if the Company manufactured the asset or is recorded at cost, if purchased. Depreciation is recorded using the straight-line method over the estimated economic useful lives of the assets, which range from two to five years.  Property and equipment also includes leasehold improvements and capital leases, which are recorded at cost less accumulated amortization.  Amortization of leasehold improvements and capital leases is recorded using the straight-line method over the shorter of the lease term or over the life of the respective assets, as applicable. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic useful lives of its property and equipment and makes adjustments, if necessary, according to the latest information available.

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

Goodwill and other intangible assets with indefinite lives are not required to be amortized under SFAS Statement No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the Company reviews its goodwill for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period.  Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are tested for impairment in accordance with SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

ADVERTISING COSTS

                The Company expenses advertising costs as they are incurred.  Advertising expenses were $16, $20 and $76 for the years ended July 31, 2007, 2006 and 2005, respectively, and are recorded as part of sales and marketing expenses on the Consolidated Statements of Operations.

LEASE OBLIGATIONS

                Forgent recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of July 31, 2007 and 2006, the Company had deferred rent liabilities of $58 and $62, respectively, all of which are classified in other long-term liabilities. The Company also recognizes capital lease obligations and records the underlying assets and liabilities on its Consolidated Balance Sheets. As of July 31, 2007 and 2006, Forgent had $1 and $0 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

                The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the assets and liabilities of these foreign subsidiaries are translated at current exchange rates at each balance sheet date. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Income and expenses from the foreign subsidiaries are translated using monthly average exchange rates. Net gains and losses resulting from foreign exchange transactions are included in other income and expenses and were not significant in fiscal years 2007, 2006 and 2005.

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

SHARE BASED COMPENSATION

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“No. 123R”). This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under this standard, companies may not account for stock-based compensation transactions using the intrinsic-value method in accordance with APB Opinion No. 25, “ Accounting for Stock Issued to Employees.”  Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

The Company adopted Statement No. 123R effective beginning August 1, 2005 using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

the effective date. Additionally, compensation cost of the portion of awards for which the requisite service has not been rendered that are outstanding as of August 1, 2005 shall be recognized as the requisite service is rendered.

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

During the year ended July 31, 2005, the Company had compensation expense for stock options based on the fair value of the options at dates of grant consistent with the provisions of Statement No.123,  “Accounting for Stock-Based Compensation,” net loss and net loss per share would have been reduced to the pro forma amounts indicated in the following table:

2005
Net loss
Net loss, as reported	$(6,568)
Add: Stock-based employee compensation expense included in reported net earnings (loss, net of related tax effects)	4
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,158)
Net loss, pro forma	$(7,722)

Basic loss per common share:
As reported	$(0.26)
Pro forma	$(0.31)

Diluted loss per common share:
As reported	$(0.26)
Pro forma	$(0.31)

The fair value of each award granted from Forgent’s stock option plans during the years ended July 31, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the weighted average assumptions noted below.   No options were granted during the year ended July 31, 2007.

	2007		2006	2005
Expected volatility (based on historical data)	N/A	%	73.70%	79.09%
Expected life in years	N/A		5.05	5.73
Risk-free interest rate	N/A	%	4.69%	3.90%
Fair value per award	$ N/A		$1.41	$1.37

As of July 31, 2007, $34 of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following 2.5 years.

On August 1, 2006, the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $0.385 (the average of the high and low for August 1, 2006). The new exercise price is $0.385. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value.  The repricing resulted in a charge of $88 based on the incremental fair value of the new options versus the fair value of the old options for the nine months ended April 30, 2007.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Previously, on September 14, 2005 the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $1.42 (the average of the high and low for September 14, 2005), most of which were fully vested. The new exercise price was $1.42. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value.  The repricing resulted in a charge of $65 for the year ended July 31, 2006 based on the incremental fair value of the new options versus the fair value of the old options.

The Company issued 224 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the year ended July 31, 2007. The Company did not issue any shares of restricted common stock from its Restricted Stock Plan for the year ended July 31, 2007.

COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS Statement No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive income for the year ended July 31, 2007 is $12,256.  Comprehensive loss for the years ended July 31, 2006 and 2005 are $3,559 and $6,561, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Forgent is adopting FIN48, effective August 1, 2007, and does not believe the adoption will have a material effect on its consolidated financial statements.

3.             LITIGATION SETTLEMENTS

Forgent was in legal proceedings with multiple companies in the United States District Court for the Eastern District of Texas, Tyler Division (the “ ‘746 Litigation”), regarding the infringement of its ‘746 patent.  In April 2007, Forgent entered into settlement and license agreements with nine of the defendants: Cable One, Inc.; Charter Communications, Inc.; Comcast Corporation; Comcast STB Software DVR, LLC; Coxcom, Inc.; Digeo, Inc.; Motorola, Inc.; Scientific-Atlanta, Inc.; and Time Warner Cable, Inc.  These defendants were dismissed from

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

the ‘746 Litigation with prejudice.  Under these agreements, Forgent granted the defendants a patent license and the defendants paid the Company a total of $20,000.  Additionally, all parties agreed to release all claims against each other.  Effective May 13, 2007, the Company reached an agreement in principle to settle the ‘746 Litigation with respect to one of the remaining defendants: DIRECTV, Inc. (“DIRECTV”), and the parties signed a Settlement and License Agreement on June 25, 2007.  Pursuant to this agreement Forgent granted DIRECTV a patent license; DIRECTV paid the Company $8,000; and the parties agreed to release all claims against each other.  The $28,000 was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the year ended July 31, 2007.

In May 2007, the jury deliberating over the ‘746 Litigation found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of EchoStar Technologies Corporation and Echosphere L.L.C. (collectively “EchoStar”), the two remaining defendants in the ‘746 Litigation.  On August 9, 2007, the Court ordered Forgent to remit $90 to EchoStar for reimbursement of certain litigation costs.  This payment was made on August 23, 2007.  As a result, Forgent considers the ‘746 Litigation to be concluded.  The Company is not actively pursuing additional ‘746 license agreements and therefore does not anticipate any additional licensing revenues from its ‘746 patent.

Forgent was in legal proceedings with multiple companies in the United States District Court for the Northern District of California (the “ ‘672 Litigation) regarding the infringement of its ‘672 patent.  In October 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8,000.  Additionally, all parties agreed to release all claims against each other.  The $8,000 was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the year ended July 31, 2007.  As a result, Forgent considers the ‘672 Litigation to be concluded.  The Company is not actively pursuing additional ‘672 license agreements and the ‘672 patent expired in October 2006 in the United States.  Therefore, Forgent does not anticipate any additional licensing revenues from its ‘672 patent.

4.             SALE OF ASSETS

In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS (“Tandberg”) for $3,150.  Upon closing, Forgent received $2,900 of the purchase price, all of which was recorded as a gain on sale of assets.  The purchase price remaining balance of $250 will be held in escrow for two years for indemnity claims.  Following this sale, Forgent maintained several other patents and patent applications in its portfolio.

5.             INTELLECTUAL PROPERTY LEGAL CONTRACTS

In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the ‘746 Litigation.  Hagans and Bracewell replaced Godwin Gruber, LLP (“Godwin”) and Hagans served as the lead counsel on the ‘746 Litigation.  In December 2006, Forgent signed an amendment to the Legal Services Fee Agreement with Hagans and Bracewell.  This amendment increased the contingency fee payable to Hagans and Bracewell from 30% (15% to each law firm) of all license and litigation proceeds related to the ‘746 patent and other patents, net of expenses, to 37.5% (20% to Hagans and 17.5% to Bracewell).  Additionally, effective September 1, 2006, all related expenses, including consultant fees, travel expenses, document production expenses, etc. were allocated as follows: 25% to Forgent, 50% to Hagans, and 25% to Bracewell, until such total expenses reached $2,500. Prior to the amendment, Forgent was liable for all related expenses.  During the third fiscal quarter of 2007, the $2,500 threshold was exceeded and Forgent was liable for all subsequent expenses.  In addition to Hagans and Bracewell, Forgent was also liable for contingency fees to The Roth Law Firm, P.C. for 10% of the ‘746 and other patents litigation proceeds, net of expenses, and to Jenkens & Gilchrist, P.C. (“Jenkens”) for 10% of all gross license and litigation proceeds related to the ‘746 patent.

                After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1,400 for all related fees and expenses related to the settlements from the ‘746 Litigation.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $2,800.  In July 2007, Jenkens filed a complaint against the Company in the District Court of Dallas County, Texas, alleging a breach of contract, and is seeking a declaratory judgment.  Forgent disputes Jenkens’ claims and is seeking relief through the court system. Management currently

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

cannot predict how long it may take to resolve the Jenkens lawsuit.  However, once the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

In October 2005, Forgent engaged Susman Godfrey, LLP (“Susman”) to replace Godwin and serve as lead counsel in the ‘672 Litigation.  Forgent agreed to pay Susman 33% of all net proceeds received from licensing and litigation once Forgent received $6,000 in gross recoveries received on or after October 27, 2004.  Additionally, Forgent agreed to pay Susman a fixed monthly fee of $116 for time incurred.  As a result of the Resolution Agreement entered into with Jenkens in December 2004, the Company’s liability to Jenkens was 10% of future gross licensing and litigation proceeds related to the ‘672 patent.

                Legal expenses for contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statements of Operations.  Cost of sales for the intellectual property licensing business for the years ended July 31, 2007, 2006 and 2005 were $18,270, $7,057 and $6,149, respectively.  Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the Consolidated Statements of Operations.  Other related legal expenses for the years ended July 31, 2007, 2006 and 2005 were $3,192, $2,034 and $3,467, respectively.

6.             DISCONTINUED OPERATIONS

During fiscal year 2005, Forgent sold assets related to its ALLIANCE software business and fully divested this business as of July 31, 2005.  In November 2004, the Company sold certain patents and other intellectual property and documentation related to the management and scheduling, planning and execution of audio, video and web conferencing to Tandberg Telecom AS (“Tandberg”), a wholly owned subsidiary of Tandberg ASA.  Included in this sale was Forgent’s ALLIANCE software suite.  Additionally, the Company licensed certain patents to Tandberg and released Tandberg from and agreed not to assert claims related to Forgent’s retained patents and intellectual property.  Forgent received $3,750 in cash upon closing in November 2004.  This transaction allowed the Company to simplify its operations and generate additional cash to be utilized in Forgent’s on-going core operations.  Based on the estimated fair values of the items sold and licensed patents, the sale was recorded as $346 in intellectual property licensing revenues from continuing operations and $3,303 in gain, net of expenses, from discontinued operations on the Company’s Consolidated Statement of Operations for the year ended July 31, 2005.

As part of divesting its ALLIANCE product line, Forgent entered into a Separation Agreement and Full and Final Release of Claims with Kenneth A. Kalinoski, former Vice President — Development and Chief Technology Officer who served as the leader of the ALLIANCE development operations. Pursuant to the terms of the Agreement, Mr. Kalinoski’s employment relationship with the Company was terminated, effective May 1, 2005.  Additionally, Forgent notified its ALLIANCE customers that the Company would no longer provide maintenance and support services for the ALLIANCE software after May 31, 2005.  Upon the disposal of the ALLIANCE business, Forgent recorded $231 in losses from discontinued operations for the year ended July 31, 2005.  Forgent did not conduct any business related to its ALLIANCE operations during fiscal years 2007 or 2006.

In July 2003, Forgent sold substantially all of the assets of its videoconferencing hardware services business (“Services Business”), based in King of Prussia, Pennsylvania, to an affiliate of Gores Technology Group (“Gores”), a privately held international acquisition and management firm.  During fiscal year 2005, the Company recorded $1,013 in income from the disposal of its Services Business, which resulted from the final cash payment received from Gores in January 2005 related to the sale of the Services Business.

                As a result of the termination of the ALLIANCE operations and the sale of the Services Business, the Company has presented these businesses as discontinued operations on the accompanying consolidated financial statements. The operating results of the ALLIANCE operations and Services Business included in the Consolidated Statements of Operations for the fiscal year ended July 31, 2005 are as follows:

2005

Revenues from unaffiliated customers	$198
Loss from discontinued operations	(642)
Gain on disposal of discontinued operations	4,085

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

7.             LOAN IMPAIRMENT

                During fiscal year 2002, Forgent sold the operations and certain assets, including the VTEL name, of its videoconferencing equipment business (“Products business”), which designed, manufactured and sold multi-media visual communication products.  The sale was made to VTEL Products Corporation (“VTEL”), a privately held company created by the former Vice-President of Manufacturing of the Products business and two other senior management members of the Products business. As a result of the sale, the Company received a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, and a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5,000. VTEL did not remit payment on its first subordinated promissory note as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company fully reserved the outstanding balances of both notes from VTEL as of July 31, 2002.  During the years ended July 31, 2007, 2006 and 2005, Forgent did not recorded any interest income related to the VTEL notes.

                On July 24, 2007, Forgent agreed to accept 267 shares of VTEL Common Stock in consideration necessary to retire in full the outstanding obligations and indebtedness from VTEL.  Therefore, as of July 31, 2007, the $5,780 remaining balance for the two outstanding notes, and the related reserves, were written off.  The new shares, which were received, effective September 19, 2007, are in addition to the 1,045 shares that Forgent originally received during the sale in fiscal year 2002.  Forgent’s total 1,312 shares of VTEL Common Stock represent 19.9% of VTEL’s fully diluted equity.  Due to the financial uncertainty of VTEL’s future, the Company has valued the VTEL shares at $0.

                The outstanding loan balance and the related reserve for loan losses as of July 31, 2007 and 2006 are as follows:

	JULY 31,
	2007	2006
Loan balance	$—	$5,780
Reserve for loan losses	—	(5,780)
	$—	$—

8.             PROPERTY AND EQUIPMENT

                Property and equipment and related depreciable useful lives are composed of the following:

	JULY 31,
	2007	2006

Software: 3-5 years	$3,168	$2,930
Furniture and equipment: 2-5 years	2,433	2,095
Internal support equipment: 2-4 years	696	577
Capital leases: lease term or life of the asset	3	401
Leasehold improvements: lease term or life of the improvement	2,276	2,193
	8,576	8,196
Less accumulated depreciation	(7,809)	(7,408)
	$767	$788

                The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. Depreciation and amortization expenses relating to property and equipment were approximately $505, $1,229 and $1,312 for the years ended July 31, 2007, 2006 and 2005, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

9.             NOTES PAYABLE

                Notes payable at July 31, 2007 and 2006 consist of the following:

	2007	2006

Notes payable to Silicon Valley Bank in monthly installments through April 2009, bearing interest at prime plus 0.75%	$—	$543
Less: current maturities	—	(313)

Long-term notes payable	$—	$230

                The notes payable to Silicon Valley Bank were secured by a certificate of deposit equal to the $543 balance as of July 31, 2006.  During the second fiscal quarter of 2007, Forgent fully repaid its outstanding loans from Silicon Valley Bank.  As of July 31, 2007, Forgent had $1,000 available from a credit line from Silicon Valley Bank.  Advances obtained from the Silicon Valley Bank credit line will be notes payable that bear interest at prime plus 0.75% and require monthly installments over a three-year term.  The Silicon Valley Bank credit line expires on May 1, 2008.  If Forgent renews this source of financing, the Company may not be able to obtain similar terms for the future credit line.

10.          STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PROGRAM

                During fiscal years 2007, 2006 and 2005, the Company repurchased 0, 0 and 36 shares of its Common Stock for $0, $0 and $89 respectively. These purchased shares remained in treasury as of the end of fiscal year 2007.

STOCK AND STOCK OPTION PLANS

                Forgent has three stock option plans, the 1989 Stock Option Plan (the “1989 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 1992 Director Stock Option Plan (the “1992 Plan”). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. Effective June 1999 the 1989 Plan expired and effective April 2006, the1996 Plan expired, whereby the Company can no longer grant options under the plans; however, options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to non-employee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $26, $144 and $4 for fiscal years ending July 31, 2007, 2006 and 2005.

                As of July 31, 2007, Forgent had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options outstanding	1,169
Options available for future grant.	4
Shares reserved.	1,173

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

                The following table summarizes activity under all Plans for the years ended July 31, 2007, 2006 and 2005.

		2007		2006		2005
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at the beginning of the year	1,373	$1.64	1,557	$2.70	2,274	$2.71
Granted	0	N/A	44	2.22	101	1.98
Exercised	(200)	0.38	(160)	1.41	(302)	1.32
Canceled	(4)	0.38	(68)	1.90	(516)	3.39

Outstanding at the end of the year	1,169	$0.81	1,373	$1.64	1,557	$2.70

Options exercisable at the end of the year	1,148	$0.82	1,364	$1.63	1,472	$2.74

Weighted average fair value of options granted during the year		$ N/A		$1.41		$1.37

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT JULY 31, 2007	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT JULY 31, 2007	WEIGHTED- AVERAGE EXERCISE PRICE

$0.38—$0.38	946	5.21	$0.38	924	$0.38
1.11—2.67	136	5.81	1.71	137	1.71
3.61—3.61	50	2.38	3.61	50	3.61
3.82—3.82	25	4.51	3.82	25	3.82
6.38—6.38	12	0.38	6.38	12	6.38

$0.38—$6.38	1,169	5.09	$0.81	1,148	$0.82

            Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed.  At July 31, 2007, options to purchase 1,148 shares were vested. At July 31, 2007, no unvested options had been exercised. The total number of vested or expected to vest shares at July 31, 2007 were 1,159 with a weighted average exercise price of $0.81, weighted average remaining contractual life of 5 years and aggregate intrinsic value of $35.  The total intrinsic value of options exercised during the years ended July 31, 2007, 2006 and 2005 were $148, $231 and $154, respectively.

EMPLOYEE STOCK PURCHASE PLAN

                On April 29, 1993, Forgent adopted an Employee Stock Purchase Plan (“Employee Plan”), which enables all employees to acquire Forgent stock under the plan. The Employee Plan authorizes the issuance of up to 1,350 shares of Forgent’s Common Stock. The Employee Plan allows participants to purchase shares of the Company’s Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 27 shares, 18 shares and 43 shares, respectively, for the years ended July 31, 2007, 2006 and 2005.

RESTRICTED STOCK PLAN

                On December 17, 1998, the Company adopted a restricted stock plan (the “1998 Plan”). The 1998 Plan authorizes the issuance of up to one million shares of Forgent’s Common Stock to be used to reward, incent and retain employees. During fiscal year 2007 and 2006 the Company issued 0 and 94 shares under the 1998 Plan with a

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

weighted-average grant date fair market value of $0.00 and  $0.84 and recognized $39 and $24 in related expense, respectively.  No restricted stock was issued during fiscal year 2005.

                A summary of the status of nonvested shares as of July 31, 2007 and 2006, and changes during the year ended July 31, 2007 and 2006, are presented below:

	2007		2006

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE

NONVESTED SHARES

Nonvested at August 1	60	$0.71	—	$—
Granted	—	$—	94	$0.84
Vested	(58)	$0.66	(26)	$1.00
Forfeited	(2)	$1.73	(8)	$1.73
Nonvested at July 31	—	$—	60	$0.71

                As of July 31, 2007, there was no un-vested shares granted under the Plan.  The total fair value of shares vested during the years ended July 31, 2007, 2006 and 2005 were $39, $24 and $0, respectively.

MODIFICATIONS TO OPTIONS

                On June 21, 2005, the Board of Directors of the Company approved the acceleration of all unvested employee options.  The acceleration was done to increase employee morale and to reduce the option expense in future periods due to the Company’s adoption of SFAS Statement No. 123R, “Share-Based Payment.”

11.          DEFINED CONTRIBUTION PLAN

                The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $21, $28 and $17 for the years ended July 31, 2007, 2006 and 2005, respectively. These contributions were recorded as expenses in the Consolidated Statements of Operations.

12.          REVENUE CONCENTRATION

                Due to the limited number of licensees in the Company’s Patent Licensing Program, Forgent experienced a concentration in its revenue sources.  The revenue concentration resulting from Forgent’s intellectual property licensing segment for the years ended July 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Percentage of Total Revenue	69.3%	33.2%	55.5%
Number of Customers	3	2	2

                All cash receipts related to these customers have been collected and the Company does not anticipate any additional intellectual property licensing revenue from these companies. Additionally, since the ‘672 Litigation and the ‘746 Litigation are concluded and management does not expect additional significant license royalties, Forgent does not anticipate such revenue concentration in the future.

13.          EARNINGS (LOSS) PER SHARE

                The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 2007, 2006 and 2005.  Approximately 224 options, 1,373 options and 1,557 options in

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

fiscal years 2007, 2006 and 2005, respectively, were not included in the computation of the dilutive stock options  because the effect of such options would be antidilutive.

	2007	2006	2005

Weighted average shares outstanding — basic	25,515	25,294	24,959
Effect of dilutive stock options	534	—	—
Weighted average shares outstanding — diluted	26,049	25,294	24,959

Basic (loss) earnings per share — from continuing operations	$0.48	$(0.14)	$(0.40)
Basic earnings per share — from discontinued operations	—	—	0.14
Basic (loss) earnings per share — total	$0.48	$(0.14)	$(0.26)

Diluted (loss) earnings per share — from continuing operations	$0.47	$(0.14)	$(0.40)
Diluted earnings per share — from discontinued operations	—	—	0.14
Diluted (loss) earnings per share — total	$0.47	$(0.14)	$(0.26)

14.          FEDERAL INCOME TAXES

                The components of the provision for income taxes attributable to continuing operations are as follows for the years ended July 31, 2007, 2006 and 2005:

	2007	2006	2005
Current:
Federal	$54	$—	$—
State	18	—	—
Foreign	22	44	16
Total current	94	44	16

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—

	$94	$44	$16

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at July 31, 2007 and 2006 are as follows:

	2007	2006
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$87	$39
Other	7	51
	94	90
Valuation allowance	(94)	(90)
Net current deferred tax assets	—	—

Noncurrent deferred tax assets
Net operating losses	53,565	54,394
Research and development credit carryforwards	5,157	5,263
Reserve on investment	—	1,988
Minimum tax credit carryforwards	388	280
Fixed assets	1,091	2,295

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

	2007	2006

Charitable contributions	1	1
Impaired assets	268	384
Stock compensation	44	30
Other	1	78
	60,515	64,713
Valuation allowance	(60,515)	(64,713)
Net noncurrent deferred tax assets	—	—
Net current deferred tax asset	—	—
Net noncurrent deferred tax asset	$—	$—

                At July 31, 2007, the Company had federal net operating loss carryforwards of approximately $156,323, research and development credit carryforwards of approximately $4,988 and alternative minimum tax credit carryforwards of approximately $388. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2008 through 2026, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

                As a result of various acquisitions by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization.

                Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2007, 2006 and 2005. The valuation allowance decreased by approximately $4,194 during the year ended July 31, 2007, primarily due to operations. Approximately $7,447 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

                The Company’s provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2007, 2006 and 2005 primarily as a result of the following:

	2007	2006	2005

Computed at statutory rate	$4,197	$(1,194)	$(3,398)
State taxes, net of federal benefit	61	(14)	(299)
AMT	54	—	—
Foreign losses not benefited	—	14	34
Permanent items	32	15	3
R&D and AMT credits generated	(50)	—	—
Change in state rate	(196)	4,636	—
Tax carryforwards not benefited	(4,004)	(3,413)	3,676
	$94	$44	$16

15.          COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS & OTHER OBLIGATIONS

                Forgent leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Additionally, the Company used the proceeds from its loans from Silicon Valley Bank to purchase

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

equipment and fund operations.  During the second fiscal quarter of 2007, Forgent fully repaid its outstanding loans from Silicon Valley Bank.  As of July 31, 2007, Forgent had $1,000 available from a credit line from Silicon Valley Bank, although no debt was outstanding at fiscal year-end. Advances obtained from the Silicon Valley Bank credit line will be notes payable that bear interest at prime plus 0.75% and require monthly installments over a three-year term. The Silicon Valley Bank credit line expires on May 1, 2008.  If Forgent renews this source of financing, the Company may not be able to obtain similar terms for the future credit line.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.

                Future minimum lease payments under all operating and capital leases as of July 31, 2007 are as follows:

FISCAL YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS

2008	$3,525	$1
2009	3,478	—
2010	3,432	—
2011	3,418	—
2012	3,418	—
Thereafter	2,079	—

TOTAL	$19,350	$1

Less amount representing interest		(0)
Net present value of future minimum payments		1

Less current portion of obligations		(1)
Long-term portion of obligations		$—

                Total rent expense from continuing operations under all operating leases for the years ended July 31, 2007, 2006 and 2005 was $2,013, $2,014 and $1,874, respectively. During the years ended July 31, 2007, 2006 and 2005, the Company received $1,760, $1,986 and $1,699, respectively, in rental income under sub-leasing arrangements. The rental income offset against rental expense in the Consolidated Statements of Operations. Approximately 98.9% of Forgent’s operating lease obligations relates to its corporate office facility at Wild Basin in Austin, Texas.  As of July 31, 2007, future minimum lease payments receivable under non-cancelable sublease arrangements totaled $4,200 for all future years and sub-tenant deposits totaled $201.  As a result of the iEmployee acquisition in October 2007, the Company’s lease obligations will increase in fiscal year 2008.

As of July 31, 2007, the Company had a $486 liability remaining on its books related to a Tenant Improvement Allowance that was paid to the Company by the landlord for its Wild Basin property in Austin, Texas.  The liability is amortized monthly as a reduction in rental expense over the life of the lease on a straight-line basis.  Approximately $399 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.

As of July 31, 2007, Forgent had a $782 liability related to impairment charges for the economic value of the lost sublease rental income at its property in Austin, Texas.  The liability is amortized monthly as a reduction in rental expense based on the difference between the actual subtenant rental income and the expected subtenant rental income.  Approximately $468 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.  Additionally, Forgent recorded $58 as of July 31, 2007 as the lease escalation liability for its Austin, Texas property.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Litigation with Jenkens & Gilchrist, P.C.

                On July 16, 2007, Jenkens & Gilchrist, P.C. (“Jenkens”), Forgent’s former legal counsel, filed a complaint against Forgent and Compressions Labs, Inc., in the District Court of Dallas County, Texas.  In its complaint, Jenkens alleges a breach of contract and is seeking a declaratory judgment.  Forgent disputes Jenkens’ claims and is seeking relief through the court system.

                After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1,400 for all related fees and expenses related to the settlements from the ‘746 Litigation.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $2,800.  Management currently cannot predict how long it may take to resolve the Jenkens lawsuit.  However, once the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Hill Partners

                On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claims Wild Basin is in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to a pending lease assignment.  On October 19, 2007, Forgent amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.  Forgent is seeking to recover all damages as a result of the delay in closing its pending assignment, among other damages.

 16.         SEGMENT INFORMATION

                Currently, the Company operates in two distinct segments: intellectual property licensing and software and services.

                During the fiscal years ended July 31, 2007, 2006 and 2005, Forgent’s intellectual property licensing business focused on generating licensing revenues relating to the Company’s technologies embodied in  the ‘672 patent and its foreign counterparts as well as in  the ‘746 patent.  In October 2006, the Company settled with the remaining defendants in the ‘672 Litigation and does not anticipate generating additional licensing revenues from the ‘672 patent going forward.  Between April 2007 and August 2007, Forgent settled with all of the defendants in the ‘746 Litigation and does not anticipate generating additional licensing revenues from the ‘746 patent going forward.  See Item 3 of Part I of this Report (Legal Proceedings) for more detail.

                Forgent’s software and services business provides customers with scheduling and asset management software as well as software maintenance and support, installation and training services and hardware devices. The ALLIANCE operations, which were included in the software and services segment during fiscal year 2005, are accounted for as discontinued operations in the consolidated financial statements.

                In order to evaluate the intellectual property licensing and software and services segments as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment.  The accounting policies of Forgent’s reportable segments are the same as those described in Note 2.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins,

and operating (loss) income for the years ended July 31, 2007, 2006 and 2005:

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

	INTELLECTUAL PROPERTY LICENSING	SOFTWARE & SERVICES	CORPORATE	TOTAL

For the year ended July 31, 2007
Revenues from unaffiliated customers	$36,162	$4,245	$—	$40,407
Gross margin	17,892	3,283	—	21,175
Income (loss) from operations	12,917	(1,235)	(3,130)	8,552

For the year ended July 31, 2006
Revenues from unaffiliated customers	$12,105	$2,791	$—	$14,896
Gross margin	5,048	1,940	—	6,988
Income (loss) from operations	1,458	(1,864)	(3,523)	(3,929)

For the year ended July 31, 2005
Revenues from unaffiliated customers	$7,894	$2,012	$—	$9,906
Gross margin	1,745	1,120	—	2,865
Income (loss) from operations	(3,134)	(2,136)	(5,091)	(10,361)

                Segment revenues by major source for the years ended July 31, 2007, 2006 and 2005 are as follows:

	FOR THE YEAR ENDED JULY 31,
	2007	2006	2005

Intellectual Property Licensing
‘672 patent	$8,162	$12,105	$7,894
‘746 patent	28,000	—	—
	$36,162	$12,105	$7,894

Software & Services
Software license	$2,355	$1,805	$1,570
Hosting services	132	1	—
Maintenance & support services	1,092	695	389
Hardware devices	353	66	—
Professional services & other	313	224	53
	$4,245	$2,791	$2,012

                Revenue and long-lived assets related to operations in the United States and foreign countries for the three

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

fiscal years ended July 31, 2007 are presented below.

	FOR THE YEAR ENDED JULY 31,
	2007	2006	2005

Revenue from unaffiliated customers:
United States	$35,378	$10,477	$8,999
Foreign	5,029	4,419	907
	$40,407	$14,896	$9,906

Long-lived assets at the end of year:
United States	$959	$783	$1,996
Foreign	20	12	21
	$979	$795	$2,017

17.          QUARTERLY INFORMATION (UNAUDITED)

                The following tables contain selected unaudited consolidated statements of operations and earnings (loss) per share data for each quarter during fiscal years 2007 and 2006.

	FOR THE THREE MONTHS ENDED
	31-Oct-06	31-Jan-07	30-Apr-07	31-Jul-07

Total revenues	$9,096	$1,045	$20,978	$9,288

Gross margin from operations	$5,246	$850	$10,190	$4,889

Net income	$2,749	$1,298	$6,046	$2,155
Basic income per share	$0.11	$0.05	$0.24	$0.08
Diluted income per share	$0.11	$0.05	$0.23	$0.08

	FOR THE THREE MONTHS ENDED
	31-Oct-05	31-Jan-06	30-Apr-06	31-Jul-06

Total revenues	$3,647	$4,351	$2,538	$4,360

Gross margin from operations	$1,366	$2,073	$1,178	$2,371

Net loss	$(1,382)	$(480)	$(1,431)	$(262)
Basic loss per share	$(0.05)	$(0.02)	$(0.06)	$(0.01)
Diluted loss per share	$(0.05)	$(0.02)	$(0.06)	$(0.01)

18.          SUBSEQUENT EVENTS (UNAUDITED)

                On October 5, 2007, Forgent purchased iSarla Inc., a Delaware corporation and application service provider that offers on-demand workforce management solutions that help simplify the Human Resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information. iSarla Inc. conducts its business under the trade name “iEmployee”  and provides hosted application services, including Time & Attendance, Timesheets, Human Resource Benefits, Expenses and other solutions.  iEmployee is a profitable business with a high volume of recurring revenues.  The acquisition expands Forgent’s current target markets, significantly augments the Company’s product and service offerings to customers, and increases revenues from its software and services segment considerably.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

                In consideration for the acquisition, Forgent paid approximately $12,712, including $6,602 in cash, 5,095 shares of its Common Stock, totaling approximately $4,987 and represent approximately 19.9% of the Company, based on common shares outstanding, and transaction cost of approximately $1,123.  Upon closing, $990 in cash and 764 shares totaling $748 of the purchase price were held in escrow for representations and warranties.  The purchase agreement did not include provisions for any other contingent payments, options or commitments.  The Company will include results of operations from the iEmployee business starting in the first fiscal quarter of 2008.

                The business combination was accounted for under FASB Statement No. 141, “Business Combinations.”  The application of purchase accounting under Statement No. 141 requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill.  Due to the proximity of this acquisition to the Company’s filing of this Annual Report on Form 10-K, the Company is currently in the process of obtaining information to assess the fair value of the assets acquired and the liabilities assumed.  Forgent has 12 months from the closing of the acquisition to finalize these valuations.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGENT NETWORKS, INC.

October 29, 2007	By	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD N. SNYDER	Chief Executive Officer	October 29, 2007
Richard N. Snyder	Chairman of the Board
(Principal Executive Officer)

/s/ JAY C. PETERSON	Chief Financial Officer	October 29, 2007
Jay C. Peterson	Vice-President — Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD J. AGNICH	Director	October 29, 2007
Richard J. Agnich

/s/ KATHLEEN A. COTE	Director	October 29, 2007
Kathleen A. Cote

/s/ LOU MAZZUCCHELLI	Director	October 29, 2007
Lou Mazzuccheli

/s/ RAY R. MILES	Director	October 29, 2007
Ray R. Miles

/s/ JAMES H. WELLS	Director	October 29, 2007
James H. Wells

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

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

10.36

Second Asset Purchase Agreement, effective November 21, 2002, between Forgent Networks, Inc. and Tandberg Telecom AS (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2006).

10.37

Amended Legal Services Fee Agreement, effective September 1, 2006, by and among Forgent Networks, Inc., Hagans, Burdine, Montgomery, Rustay & Winchester, P.C. and Bracewell & Giuliani, L.L.P. (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2006).

10.38	Forgent Networks, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2006)

10.39

Settlement and Patent License Agreement, effective April 25, 2007, by and among Forgent Networks, Inc., Motorola, Inc, and Digeo, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 30 2007).

10.40

Settlement and License Agreement, effective April 25, 2007, between Forgent Networks, Inc. and Cisco Systems, Inc. (incorporated by reference to Exhibit 10.39 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 30 2007).

10.41**	Settlement and License Agreement, effective May 13, 2007, between Forgent Networks, Inc. and DIRECTV, Inc.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Management contract

**           File herewith; confidential treatment has been requested for certain portions of the Exhibit.