Form 10-K/A
period 2007-07-31
FORGENT NETWORKS  INC
filed 2007-11-28
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Board of Directors consists currently of six directors. Directors are elected annually and each serves a one-year term. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors.

See Item 1 of Part I for a description of the executive officers of the Company.

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

Richard N. Snyder, age 62, has served as a director of the Company since December 1997 and was elected chairman of the board in March 2000. In June 2001, Mr. Snyder was elected president and chief executive officer of the Company. From September 1997 until assuming the positions of president and chief executive officer of the Company, Mr. Snyder served as founder and chief executive officer of Corum Cove Consulting, LLC, a consulting firm specializing in providing strategic guidance to high technology businesses. From 1996 until 1997, Mr. Snyder was the senior vice president of World Wide Sales, Marketing, Service and Support of Compaq Computer Corp., a worldwide computer company. From 1995 until 1996, Mr. Snyder was the senior vice president and general manager of Dell Americas, a computer manufacturer and marketer. Prior to 1995, Mr. Snyder served as group general manager of the Deskjet Products Group of Hewlett Packard. He also serves as a director of Symmetricom, Inc., based in San Jose, California.

Kathleen A. Cote, age 58, has served as a director of the Company since December 1999. From May 2001 through June 2003, she was chief executive officer of Worldport Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May 2001. From November 1996 to January 1998, Ms. Cote served as chief executive officer of Computervision Corporation, an international provider of software for data management and product development software and services. From November 1986 to November 1996, she held various senior management positions with Computervision Corporation. In January 1998, Computervision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of Western Digital Corporation. (1) (3)

James H. Wells, age 60, has served as a director of the Company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc. (1) (2) (3)

Lou Mazzucchelli, age 51 has served as a director of the Company since February 2002. He is currently a venture partner at Ridgewood Capital, a venture capital firm focusing its investments in the information technology industry. Prior to joining Ridgewood Capital in 2001, Mr. Mazzucchelli was an investment banker at Gerard Klauer Mattison in New York, which he joined in 1996 as their PC and digital media technology analyst. Previously, Mr. Mazzucchelli spent 13 years leading Cadre Technologies, a pioneering computer-aided software engineering tools company that he founded in 1982 and grew to become one of the top 50 U.S. independent software vendors before its sale in 1986. (2) (3)

Richard J. Agnich, age 64, has served as a director of the Company since March 2003. He is currently an advisor to technology start-ups, is a trustee of Austin College and chair of the Entrepreneurs Foundation of North Texas. Mr. Agnich is also currently serving as a director of ST Assembly Test

Services, Ltd. (STTS, NASDAQ), a leading semiconductor test and assembly service provider headquartered in Singapore. Prior to his retirement in 2000, Mr. Agnich served as Senior Vice President, General Counsel and Secretary and various other positions at Texas Instruments Incorporated since 1973. (3)

Ray R. Miles, age 55, has served as a director of the Company since March 2003. He is currently working with Rajko Associates, a company that provides consulting services on corporate strategy. From 2001 to 2002, Mr. Miles served as the President of Communications Services, a service line of the Operations Solutions business of EDS, Inc. Prior to joining Communications Services, Mr. Miles was a business manager and manager of software strategy at Texas Instruments from 1999 to 2001. From 1996 to 1999, Mr. Miles served as a branch manager and then Chief Operating Officer of Deutsche Telekom Alliance, a strategic alliance between Texas Instruments Incorporated and Deutsche Telekom. (1) (3)

(1)   Member of the Audit Committee

(2)   Member of the Compensation Committee

(3)   Independent board member as determined by the Board of Directors of the Company

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and NASDAQ. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon information provided to the Company by individual officers, directors and 10% Stockholders, Forgent believes that all of these filing requirements were satisfied by the Company’s officers, directors, and 10% Stockholders in fiscal 2007.

POLICIES ON BUSINESS ETHICS AND CONDUCT

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (“Officers”). These individuals are required to abide by the Code of Business Conduct and Ethics to insure that its business is conducted in a consistently legal and ethical manner. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of its business. Any waivers of the Code of Business Conduct and Ethics for directors or executive officers must be approved by the board of directors.

The full text of Forgent’s Code of Business Conduct and Ethics is published on its website, www.asuresoftware.com, under the “Company-Corporate Governance” link. The Company intends to disclose future amendments to, or waivers from, provisions of its Code of Business Conduct and Ethics on its website within four business days following the date of such amendment or waiver.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a standing Audit Committee established by and amongst the Board of Directors for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The members of the Company’s Audit Committee are Kathleen A. Cote, Chairperson, James H. Wells, and Ray R. Miles. The Board of Directors of the Company has determined that all members of the Audit Committee are “independent” as defined under the rules of the NASDAQ Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934. The Board of Directors has also determined that Ms. Cote has the qualifications and experience necessary to serve as the “audit committee financial expert” as defined by the SEC.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discusses the compensation awarded to, earned by, or paid to the named executive officers listed in the Summary Compensation Table below, including an explanation of all material elements of the Company’s compensation of such named executive officers.

Objectives of executive compensation program.

The goals of the Company’s executive compensation program are as follows:

•         To fairly compensate the Company’s executive officers for their contributions to the Company’s short-term and long-term performance.

•         To allow the Company to attract, motivate and retain the management personnel necessary to the Company’s success by providing an executive compensation program comparable to that offered by companies with which the Company competes for such management personnel.

•         To provide incentives linked to the financial performance of the Company (as measured by earnings per share and revenue), and thereby enhance stockholder value.

Elements of executive compensation program.

Base Salaries and Bonuses. The Company primarily utilizes published salary surveys for similar sized companies in similar industries to determine the annual base salaries of the Company’s executive officers. The executive’s duties, experience and levels of responsibility are used to determine the proper comparison within the surveys. The Company believes that salary surveys which utilize revenue size as well as industry focus provide appropriate comparison information on which to base salary decisions. The Company may also consider other factors such as performance of the individual executive, success of the Company and competitive concerns, amongst others, in determining annual salaries and bonuses.

Equity Incentives. Equity incentives, including grants of stock options and restricted stock, are determined based on an assessment of the ability of the Company’s officers to positively impact the Company’s future performance and enhance stockholder value, as determined by their individual performances as opposed to the Company’s overall corporate performance. The Company assesses the nature and scope of the officer’s responsibilities, the officer’s contribution to the Company’s financial results, and the officer’s effectiveness in leading the Company’s initiatives to increase stockholder value. The Company also considers the compensation levels of the top executives within a comparison group of companies provided by Watson Wyatt & Company, a global consulting firm focused on human capital and financial management.

The Company believes that the foregoing elements of compensation allow the Company to meet the stated objectives of its executive compensation program.

Omnibus Budget Reconciliation Act of 1993. The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code. With certain exceptions, beginning with the taxable year commencing January 1, 1994, Section 162(m) will prevent publicly held corporations, including the Company, from taking a tax deduction for compensation in excess of one million dollars paid to the Company’s named executive officers in the Summary Compensation Table below. However, Section 162(m) will not apply to limit the deductibility of performance-based compensation exceeding one million dollars if:

•         it is paid solely upon attainment of one or more performance goals;

•         it is paid pursuant to a performance-based compensation plan adopted by the Compensation Committee; and

•         the terms of the plan are approved by the stockholders before payment of the compensation.

The Compensation Committee has reviewed the Company’s compensation plans with regard to the deduction limitation set forth in Section 162(m). The Compensation Committee believes that option grants under the Company’s equity plans meet the requirements for deductible compensation. The Compensation Committee has decided for the present not to alter the Company’s other compensation plans to meet the deductibility requirements of the regulations promulgated under the Internal Revenue Code. The Compensation Committee will continue to review the issue and its determination under the regulations under Section 162(m) and monitor whether the Company’s compensation plans should be amended in the future to meet the deductibility requirements. The Compensation Committee does not anticipate that Section 162(m) will limit the deductibility of any compensation paid in fiscal year 2007. None of the Company’s executive officers were affected by Section 162(m) in fiscal year 2007.

Summary Compensation Table (2007 Fiscal Year)

The following table summarizes the compensation of the named executive officers listed below during the Company’s last completed fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($ )	Option Awards ($ )	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($ )	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard N. Snyder Chief Executive Officer and President	2007	300,000	102,970	-0-	-0-	-0-	-0-	4,674	407,644
Jay C. Petersen Chief Financial Officer and Vice President, Finance	2007	214,725	116,979	-0-	-0-	-0-	-0-	8,313	336,700
Nancy L. Harris Vice President, Software	2007	212,500	2,970	-0-	-0-	-0-	-0-	6,408	219,412

(b)   Fiscal year covered.

(c)   Dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year covered.

(d)   Dollar value of bonus (cash and non-cash) earned by the named executive officer during the fiscal year covered.

(i)    Represents the dollar value of any insurance premiums paid by the Company during the fiscal year covered with respect to term life insurance and long term disability insurance for the benefit of the named executive officer. Also represents the dollar value of any matching contributions made by the Company to the 401(k) account of the named executive officer during the fiscal year covered. The allocation of these items for each of the named executive officers for fiscal 2007 are as follows:

	Insurance Premiums	401(k) Matching
Richard N. Synder	$4,674	$0
Jay C. Peterson	$4,996	$3,317
Nancy L. Harris	$3,942	$2,466

The bonuses paid to Richard N. Snyder and Jay C. Peterson for fiscal 2007 were based on the success of the Company’s intellectual property licensing business during such fiscal year, and the bonus paid to Nancy L. Harris for fiscal 2007 was based on the success of the Company’s NetSimplicity software and services business during such fiscal year. The Company believes that the current equity holdings of the named executive officers provide adequate incentives to the named executive officers for fiscal 2007, and will continue to evaluate the need for additional equity incentives on an annual basis.

Grants of Plan-Based Awards Table (2007 Fiscal Year)

The following table sets forth information concerning each grant of an award made to each of the named executive officers listed in the Summary Compensation Table above, in the last completed fiscal year under any plan, including awards that subsequently have been transferred:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Richard N. Snyder		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jay C. Petersen		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nancy L. Harris		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End Table (2007 Fiscal Year)

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of the named executive officers listed in the Summary Compensation Table, outstanding as of the end of the Company’s last completed fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard N. Snyder	216,045	-0-	-0-	0.385	10/17/2012	-0-	-0-	-0-	-0-
	33,955	-0-	-0-	0.385	05/24/2012	-0-	-0-	-0-	-0-
	186,335	-0-	-0-	0.385	05/24/2012	-0-	-0-	-0-	-0-

Jay C. Petersen	28,000	-0-	-0-	0.385	10/16/2011	-0-	-0-	-0-	-0-
	25,000	-0-	-0-	0.385	7/11/2012	-0-	-0-	-0-	-0-
	27,606	-0-	-0-	0.385	7/19/2012	-0-	-0-	-0-	-0-
	22,993			0.385	7/19/2012
	90,776			0.385	10/17/2012
	8,125			0.385	11/3/2013
	21,875			0.385	11/3/2013

Nancy L. Harris	50,000	-0-	-0-	0.385	10/11/2011	-0-	-0-	-0-	-0-
	80,168	-0-	-0-	0.385	10/17/2012	-0-	-0-	-0-	-0-
	20,000	-0-	-0-	0.385	11/3/2013	-0-	-0-	-0-	-0-

(b)   The Company’s option awards vest on a monthly basis, normally over a 48-month period. All option awards listed above are fully vested.

(e)   Option awards were re-priced to $0.385 per share during fiscal 2007.

(f)    Options expire ten years from relevant grant date.

Option Exercises and Stock Vested Table (2007 Fiscal Year)

The following table sets forth information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for each of the named executed officers listed in the Summary Compensation Table, on an aggregated basis:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Richard N. Snyder	-0-	-0-	-0-	-0-

Jay C. Petersen	-0-	-0-	-0-	-0-

Nancy L. Harris	-0-	-0-	-0-	-0-

Pension Benefits Table

The following table sets forth information with respect to each plan that provides for payments or other benefits for each of the named executive officers listed in the Summary Compensation Table, at, following, or in connection with retirement:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Richard N. Snyder	n/a	n/a	n/a	n/a

Jay C. Petersen	n/a	n/a	n/a	n/a

Nancy L. Harris	n/a	n/a	n/a	n/a

Nonqualified Deferred Compensation Table

The following table sets forth information with respect to each defined contribution or other plan that provides for the deferral of compensation each of the named executive officers listed in the Summary Compensation Table, on a basis that is not tax-qualified:

Name	Executive Contributions in last FY ($)	Registrant Contributions in last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)
Richard N. Snyder	-0-	-0-	-0-	-0-	-0-

Jay C. Petersen	-0-	-0-	-0-	-0-	-0-

Nancy L. Harris	-0-	-0-	-0-	-0-	-0-

Potential Payments Upon Termination or Change-in-Control

The Company has not entered into any employment agreements with its senior management, but it has entered into parachute agreements with each of its named executive officers. Under the parachute agreements, the Company will pay the named executive officer a severance payment equal to his or her then current annual salary if the officer is terminated within a specified amount of time after a sale of the Company’s business (as defined in the agreement). To qualify for such severance payment, the termination must be effected by the officer other than for good reason or by the Company or the purchaser of the business for cause or due to the officer’s death, retirement, or disability.  In addition to the severance payment, all stock options held by the officer shall immediately and automatically become fully vested and all restrictions on stock awards held by the officer shall immediately and automatically be deemed lapsed and satisfied.

Director Compensation Table (2007 Fiscal Year)

The following table sets forth information concerning the compensation of the directors for the Company’s last completed fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard Agnich	14,750	5,428	-0-	-0-	-0-		20,178

Kathleen Cote	16,750	5,428	-0-	-0-	-0-		22,178

Louis J. Mazzucchelli	15,250	5,428	-0-	-0-	-0-	39,140	59,818

Ray Rajko Miles	16,500	5,428	-0-	-0-	-0-		21,928

James Wells	17,000	5,428	-0-	-0-	-0-		22,428

(b)   During fiscal 2007, each non-employee director was paid a retainer of $3,000 for each quarter. Additionally, each non-employee director was paid $1,000 for the regularly scheduled and special meetings of the Board of Directors that he or she attended and $250 for participation in each telephonic meeting not considered an official board of directors’ meeting. Total director fees earned in fiscal 2007 were $80,250.

(c)   The aggregate number of stock awards outstanding at fiscal year end for each director is as follows:

Richard Agnich (12,772)

Kathleen Cote (12,772)

Louis J. Mazzucchelli (12,772)

Ray Rajko Miles (12,772)

James Wells (12,772)

(d)   The aggregate number of option awards outstanding at fiscal year end for each director is as follows:

Richard Agnich (35,000)

Kathleen Cote (45,000)

Louis J. Mazzucchelli (45,000)

Ray Rajko Miles (35,000)

James Wells (45,000)

(g)   This includes consulting fees paid to Mr. Mazzucchelli during fiscal 2007 in connection with analysis and due diligence on the Company’s acquisition of iEmployee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee Charter is available on the Company’s Web site at:

http://www.asuresoftware.com/company/governance.asp.

Members of the Compensation Committee have a duty to administer the Company’s executive compensation program, are responsible for establishing appropriate compensation goals for the Company’s executive officers, and are responsible for evaluating the performance of such executive officers in meeting those goals. The elements of the executive compensation program described in the Compensation Discussion and Analysis above are implemented and periodically reviewed and adjusted by the Compensation Committee. The Compensation Committee evaluated the Chief Executive Officer’s performance in light of the objectives of the Company’s executive compensation program and determined and approved the compensation of the Company’s Chief Executive Officer accordingly. The Compensation Committee (with input from the Chief Executive Officer) also evaluated the performance of the Company’s senior executive officers and approved the annual compensation of such officers accordingly. The Compensation Committee did not recommend any changes to the compensation levels and practices of the Board of Directors during fiscal 2007.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of SEC Regulation S-K (Transactions With Related Persons, Promoters and Certain Control Persons).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis above be included in this Report.

Compensation Committee

James H. Wells

Lou Mazzucchelli

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has only one outstanding class of equity securities, its common stock, par value $.01 per share. The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock, as of July 31, 2007, by:

•      each person who is known by the Company to beneficially own more than five percent of the Company’s common stock;

•      each of the Company’s directors at such date and the named executive officers; and

•      all directors and officers as a group.

	Shares Beneficially
	Owned (1)(2)
Name and Address of Beneficial Owner	Number		Percent
Dimensional Fund Advisors Inc.	1,365,866		5.34%
1299 Ocean Avenue, Santa Monica, CA 90401
Richard N. Snyder	943,655	(3)	3.62%
Kathleen A. Cote	68,772	(4)	*
James H. Wells	95,672	(5)	*
Lou Mazzucchelli	57,772	(6)	*
Richard J. Agnich	47,772	(7)	*
Ray R. Miles	51,772	(8)	*
Jay C. Peterson	249,547	(9)	*
Nancy L. Harris	184,680	(10)	*
All directors and officers as a group (8 persons)(3)(4)(5)(6)(7)(8)(9)(10)	1,699,642	(11)	6.56%

*      Indicates ownership of less than 1% of the Company’s common stock.

(1)           Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of the Company’s common stock issuable upon exercise of certain outstanding options within 60 days after July 31, 2007.

(2)           Except for the percentages of certain parties that are based on presently exercisable options, which are indicated in the following footnotes to the table, the percentages indicated are based on 25,597,778 shares of the Company’s common stock issued and outstanding on July 31, 2007. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

(3)           Consists of 488,722 shares held by Mr. Snyder directly and 454,933 shares which Mr. Snyder may acquire upon the exercise of options within 60 days after July 31, 2007.

(4)           Consists of 23,772 shares held by Ms. Cote directly and 45,000 shares which Ms. Cote may acquire upon the exercise of options within 60 days after July 31, 2007.

(5)           Consists of 50,672 shares held by Mr. Wells directly and 45,000 shares which Mr. Wells may acquire upon the exercise of options within 60 days after July 31, 2007.

(6)           Consists of 12,772 shares held by Mr. Mazzucchelli directly and 45,000 shares, which Mr. Mazzucchelli may acquire upon the exercise of options within 60 days after July 31, 2007.

(7)           Consists of 12,772 shares held by Mr. Agnich directly and 35,000 shares, which Mr. Agnich may acquire upon the exercise of options within 60 days after July 31, 2007.

(8)           Consists of 16,772 shares held by Mr. Miles directly and 35,000 shares which Mr. Miles may acquire upon the exercise of options within 60 days after July 31, 2007.

(9)           Consists of 25,172 shares held by Mr. Peterson directly and 224,375 shares which Mr. Peterson may acquire upon the exercise of options within 60 days after July 31, 2007.

(10)         Consists of 34,512 shares held by Ms. Harris directly and 150,168 shares which Ms. Harris may acquire upon the exercise of options within 60 days after July 31, 2007.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2007, the Company did not engage in any business relationships or related transactions:

•      with any director, executive officer, holder of more than five percent of the Company’s common stock or any member of their families which would result in a direct or indirect material interest, and

•      in which such amount exceeds $120,000.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Company incurred fees in the amount of $210,000 and $210,000 for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s 10-Qs, for the fiscal years ended July 31, 2007 and 2006, respectively. The services included work generally only the independent registered public accounting firm can reasonably be expected to provide, such as those in connection with statutory and regulatory filings.

AUDIT – RELATED FEES

The Company incurred fees in the amount of $30,000 and $32,000 for professional audit services rendered by Ernst & Young LLP related principally to the audits of employee benefit plans, Sarbanes-Oxley compliance and merger and acquisition due diligence, for the fiscal years ended July 31, 2007 and 2006, respectively.

TAX FEES

The Company incurred $0 and $0 for professional tax services rendered by Ernst & Young LLP during the fiscal years ended July 31, 2007 and 2006, respectively.

OTHER FEES

All fees paid to Ernst & Young LLP by the Company are reported under the fee categories listed above. There were no other fees incurred paid the fiscal years ended July 31, 2007 and 2006.

The Audit Committee has determined that the provision of services covered by the four preceding paragraphs is compatible with maintaining the independent auditors’ independence from the company.

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

FORGENT NETWORKS, INC.

November 28, 2007	By	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

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