Form 10-Q
period 2007-10-31
FORGENT NETWORKS  INC
filed 2007-12-17
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Yes  ☐   No ☒

At December 11, 2007, the registrant had outstanding 30,935,207 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	OCTOBER 31, 2007	JULY 31, 2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents	$15,925	$33,524
Short-term investments	3,551	1,538
Accounts receivable, net of allowance for doubtful accounts of $56 and $21 at October 31, 2007 and July 31, 2007, respectively	1,476	1,040
Prepaid expenses and other current assets	285	211
Total Current Assets	21,237	36,313

Property and equipment, net	1,108	767
Goodwill	6,993	—
Intangible assets, net	5,161	—
Other assets	129	212
	$34,628	$37,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,058	$10,970
Accrued compensation and benefits	586	557
Other accrued liabilities	778	855
Deferred revenue	1,392	1,076
Total Current Liabilities	6,814	13,458

Long-Term Liabilities:
Deferred revenue	33	28
Other long-term obligations	1,060	1,186
Total Long-Term Liabilities	1,093	1,214

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 32,487 and 27,388 shares issued; 30,697 and 25,598 shares outstanding at October 31, 2007 and July 31, 2007, respectively	325	274
Treasury stock at cost, 1,790 shares at October 31, 2007 and July 31, 2007	(4,815)	(4,815)
Additional paid-in capital	270,590	265,647
Accumulated deficit	(239,424)	(238,506)
Accumulated other comprehensive income	45	20
Total Stockholders’ Equity	26,721	22,620
	$34,628	$37,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2007	2006
	(UNAUDITED)
REVENUES:
Software & service	$1,875	$962
Intellectual property licensing	—	8,134
Total Revenues	1,875	9,096

COST OF SALES:
Software & service	330	310
Intellectual property licensing	—	3,540
Total Cost of Sales	330	3,850

GROSS MARGIN	1,545	5,246

OPERATING EXPENSES:
Selling, general and administrative	2,440	2,500
Research and development	291	116
Amortization of intangible assets	36	4
Total Operating Expenses	2,767	2,620

(LOSS) INCOME FROM OPERATIONS	(1,222)	2,626

OTHER INCOME AND (EXPENSES):
Interest income	338	155
Interest expense and other	(20)	(32)
Total Other Income and (Expenses)	318	123

(LOSS) INCOME FROM OPERATIONS, BEFORE INCOME TAXES	(904)	2,749
Provision for income taxes	(14)	—
NET (LOSS) INCOME	$(918)	$2,749

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
Net (loss) income per share - basic and diluted	$(0.03)	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,094	25,381
Diluted	27,094	25,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2007	2006
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from operations	$(918)	$2,749
Adjustments to reconcile net (loss) income to net cash used in operations:

Depreciation and amortization	141	239
Amortization of leasehold advance and lease impairment	(97)	(106)
Provision for doubtful accounts	(2)	1
Share-based compensation	5	128
Foreign currency translation gain	7	5
Changes in operating assets and liabilities:
Accounts receivable	137	(5,392)
Prepaid expenses and other current assets	22	(87)
Accounts payable	(8,041)	1,170
Accrued expenses and other long-term obligations	(248)	140
Deferred revenue	(70)	94
Net cash used in operating activities	(9,064)	(1,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	(1,483)	—
Net purchases of property and equipment	(18)	(32)
Change in other assets	164
Acquisition of iSarla, Inc., net of cash acquired	(7,213)	—
Net cash used in by investing activities	(8,550)	(32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	2	2
Payments on notes payable and capital leases	(1)	(89)
Net cash provided by (used in) financing activities	1	(87)

Effect of translation exchange rates	14	10

Net decrease in cash and equivalents	(17,599)	(1,168)
Cash and equivalents at beginning of period	33,524	16,206
Cash and equivalents at end of period	$15,925	$15,038

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of stock for acquisition of iSarla, Inc.	$4,987	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of October 31, 2007 and July 31, 2007, and the results of operations and cash flows for the three months ended October 31, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the fiscal year ended July 31, 2007.   The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - ACQUISITION

On October 5, 2007, Forgent acquired all of the outstanding capital stock of iSarla Inc., a Delaware corporation and application service provider that offers on-demand workforce management solutions that help simplify the Human Resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information. iSarla Inc. conducts its business under the trade name “iEmployee” and provides hosted application services, including Time & Attendance, Timesheets, Human Resource Benefits, Expenses and other solutions.  iEmployee is a profitable business with a high percentage of recurring revenues and delivers its software as a service under the “SaaS” model.  The acquisition expands Forgent’s current target markets, significantly augments the Company’s product and service offerings to customers, and increases revenues from its software and services segment considerably.  Due to these factors, the Company purchased the iEmployee business at a premium (i.e. goodwill) over the fair value of the net assets acquired.

In consideration for the acquisition, Forgent paid approximately $12,661, including $6,602 in cash, 5,095 shares of its Common Stock, valued at approximately $4,987 and transaction cost of approximately $1,072.  The shares of Common Stock issued were valued based upon the price of $0.98 when the number of shares to be issued became fixed.  Upon closing, $990 in cash and 764 shares totaling $748 of the purchase price were held in escrow for representations and warranties.  The purchase agreement did not include provisions for any other contingent payments, options or commitments.  As a result of the acquisition, iEmployee’s results of operations since October 5, 2007 have been included in the Company’s Consolidated Statement of Operations for the three months ended October 31, 2007.

The business combination was accounted for under Financial Accounting Standard Board (“FASB”) Statement No. 141, “Business Combinations.”  The application of purchase accounting under Statement No. 141 requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill.  The Company is currently in the process of assessing and finalizing the fair value of the assets acquired and the liabilities assumed.  The following table summarizes the preliminary estimated fair values of the iEmployee assets acquired and liabilities assumed:

Assets Acquired
Cash	$460
Short-term investments	526
Accounts receivable	577
Prepaid assets	96
Fixed assets	416
Goodwill	6,993
Intangible assets	5,209
Other assets	22
Total assets acquired	14,299

Liabilities assumed
Accounts payable	(1,099)
Accrued compensation and benefits	(110)
Accrued other liabilities	(33)
Deferred revenue	(396)
Total liabilities assumed	(1,638)

Net assets acquired	$12,661

Through the acquisition of the iEmployee business, Forgent’s workforce grew by 142 employees, 121 of whom are located in Mumbai, India.  The co-founders of iEmployee now serve as Forgent’s Vice-Presidents of the iEmployee operations.

The following summary presents unaudited pro forma consolidated financial information for the three months ended October 31, 2007 and 2006, as if the iEmployee acquisition had occurred as of August 1, 2006.  The pro forma information does not purport to be indicative of the actual results which would have occurred had the acquisition been completed as of August 1, 2006, nor is it necessarily indicative of the results of operations which may occur in the future.

	OCTOBER 31, 2007		OCTOBER 31, 2006
	AS REPORTED	PRO FORMA	AS REPORTED	PRO FORMA

Revenues	$1,875	$2,888	$9,096	$10,455
Net (loss) income	(918)	(773)	2,749	2,946

Net (loss) income per common share:
Basic	$(0.03)	$(0.03)	$0.11	$0.10
Diluted	(0.03)	(0.03)	0.11	0.10

Weighted average shares outstanding:
Basic	27,094	30,749	25,381	30,476
Diluted	27,094	30,749	25,522	30,617

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three months ended October 31, 2007 was $893 and comprehensive income for the three months ended October 31, 2006 was $2,751.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement No. 157, “Fair Value Measurements,” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.”

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

NOTE 5 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended October 31, 2007 and 2006 was $5 and $24, respectively.  The Company issued 4 and 45 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the three months ended October 31, 2007 and 2006, respectively.

NOTE 6 – INCOME TAXES

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.”

     We adopted FIN 48 as of August 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS No. 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:

•	An allocation or a shift of income between taxing jurisdictions;

•	The characterization of income or a decision to exclude reporting taxable income in a tax return;

•	A decision to classify a transaction, entity, or other position in a tax return as tax exempt.

     FIN 48 provides that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This approach is a change from previous practice under which a tax benefit could be recognized only if it was probable a tax position could be sustained.

     FIN 48 requires we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

     We and certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and certain foreign jurisdictions. Generally, we are no longer subject to examinations for U.S. federal income taxes for years prior to 2003 and for state income taxes for years prior to 2002. Examinations for foreign income taxes for previous years remain open, but tax considerations in those jurisdictions are not material to us.

     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of August 1, 2007 and October 31, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We anticipate no significant increase or decrease to gross unrecognized tax benefits will be recorded during the next twelve months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, we have no accrued interest and penalties.

NOTE 7 – RELATED PARTY TRANSACTIONS

As a result of the iEmployee acquisition, the Company leases approximately 9,000 square feet of office space in Mumbai, India for sales, marketing, development and support efforts.  The property is leased from a foreign company that is controlled by stockholders and officers of the Company.  Under the lease agreement, the Company pays monthly rent of approximately $13 until the lease expires in July 2009.  During the three months ended October 31, 2007, the Company incurred $13 in rent expenses related to this lease.

NOTE 8 - SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: software and services and intellectual property licensing.  Forgent’s software and services business provides customers with scheduling software, asset management software, workforce management software as well as software maintenance and support, installation and training services and hardware devices.  Under Forgent’s intellectual property licensing segment, the Company settled with the remaining defendants in the litigations related to its technologies embodied in U.S. Patent No. 4,698,672 and its foreign counterparts, as well as in U.S. Patent No. 6,285,746 during fiscal year 2007.  Going forward, Forgent does not anticipate generating additional licensing revenues related to these patents.  However, the Company’s intellectual property licensing segment continues to explore its patent portfolio for additional opportunities.  In order to evaluate the software and services segment and the intellectual property licensing segment as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins and operating income (loss) for the three months ended October 31, 2007 and 2006:

	Software & Services	Intellectual Property Licensing	Corporate	Total

For the Three Month Period Ending October 31, 2007
Revenues from unaffiliated customers	$1,875	$—	$—	$1,875
Gross margin	1,545	—	—	1,545
Operating income (loss)	(28)	(82)	(1,112)	(1,222)

For the Three Month Period Ending October 31, 2006
Revenues from unaffiliated customers	$962	$8,134	$—	$9,096
Gross margin	652	4,594	—	5,246
Operating income (loss)	(289)	3,800	(885)	2,626

NOTE 9 – CONTINGENCIES

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1.4 million for all related contingency fees and expenses related to the settlements from the litigation regarding the Company’s U.S. Patent No. 6,285,746 (the “ ‘746 patent”).  Jenkens interprets the Resolution Agreement on broader terms and now believes it is entitled to $3.4 million, including attorneys’ fees related to the litigation and interest.  Management currently cannot predict how long it may take to resolve the Jenkens lawsuit.  However, until the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Wild Basin

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of October 31, 2007 and July 31, 2007 and for the three months ended October 31, 2007 and 2006 should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2007	2006

Software and services revenues	100%	11%
Intellectual property licensing revenues	—	89
Gross margin	82	58
Selling, general and administrative	130	28
Research and development	16	1
Total operating expenses	148	29
Other income, net	17	1
Net income (loss)	(49)%	30%

THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

Revenues

Revenues for the three months ended October 31, 2007 were $1.9 million, a decrease of $7.2 million, or 79%, from the $9.1 million reported for the three months ended October 31, 2006.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, workforce management software, software maintenance and support services, professional services, installation and training services and hardware devices, as well as royalties and settlements received from licensing the Company’s intellectual property.

In September 2007, the Company announced a change in the name under which it does business by adopting the dba “Asure Software” to reflect the Company’s focus on its software and services segment for its future growth.  Effective September 13, 2007, the Company now trades in the NASDAQ Global Market System under the symbol “ASUR”.

Software and Services Business

Software and services revenues for the three months ended October 31, 2007 were $1.9 million, an increase of $0.9 million, or 95%, from the $1.0 million reported for the three months ended October 31, 2006.  Software and services revenues as a percentage of total revenues were 100% and 11% for the three months ended October 31, 2007 and 2006, respectively. Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software, including Meeting Room Manager (“MRM”) and Visual Asset Manager (“VAM”), and sales of the Company’s iEmployee workforce management software.  Also included in this segment’s revenues are software maintenance and support services, professional services, such as add-on software customization, installation and training, and hardware devices.

During the first fiscal quarter of 2008, increases in software subscription revenues, software license revenues and maintenance revenues accounted for approximately 83% of the $0.9 million increase in the software and services segment’s total revenues.  In October 2007, the Company acquired the iEmployee workforce management software.  The workforce management software, as well as the Company’s MRM On Demand software, are delivered to customers under the “SaaS” model, which is software as a service on a subscription basis.  The SaaS model allows customers to use Forgent’s software without installing or maintaining it on their own servers.  The acquisition of iEmployee and the continued growth of MRM On Demand led to a $0.3 million increase in service revenues.  Software license revenues increased $0.3 million due primarily to continued focus on divisions of enterprises and larger customers, which is driving sales with higher average sales prices during the three months ended October 3,1 2007, and increased focus on international sales.  The increase in software license sales, as well as the continued pursuit of maintenance renewals, led to additional sales of maintenance and support contracts, which increased maintenance revenues by $0.1 million.

Forgent will continue to target North American and international companies in the education, governmental, healthcare and legal sectors, which generated approximately 53% of its software and services revenues during the three months ended October 31, 2007.  As the Company continues to fully integrate the iEmployee operations, develop its sales force to increase sales performance, and release new software updates and enhancements, management believes its software and services revenues will continue to increase.

Intellectual Property Licensing Business

The Company did not have any intellectual property licensing revenues for the three months ended October 31, 2007, which led to a decrease of $8.1 million, or 100%, from the $8.1 million reported for the three months ended October 31, 2006. Intellectual property licensing revenues as a percentage of total revenues were 0% and 89% for the three months ended October 31, 2007 and 2006, respectively

In prior fiscal years, the Company’s intellectual property licensing revenues have been derived from licensing U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and U.S. Patent No 6,285,746 (the “ ‘746 patent”).  However, the ‘672 patent has expired and the ‘746 patent will be expiring in May 2011.  Additionally, the litigations related to these two patents were concluded in fiscal year 2007. Therefore, management does not anticipate any additional licensing revenues from these patents.  Although Forgent continues to explore its patent portfolio for additional opportunities, there can be no assurance that the Company will be able to continue to license its technology to others.  Additionally, management believes any revenues to be generated from the Company’s remaining patent portfolio may be less than those generated historically.

Gross Margin

Gross margins for the three months ended October 31, 2007 were $1.5 million, a decrease of $3.7 million, or 71%, from the $5.2 million reported for the three months ended October 31, 2006. Gross margins as a percentage of total revenues were 82% and 58% for the three months ended October 31, 2007 and 2006, respectively.

For the three months ended October 31, 2006, the intellectual property licensing segment generated 88% of the total gross margins.  As such, the $3.7 million decrease in gross margin for the three months ended October 31, 2007, is due primarily to the $4.6 million decrease in gross margin resulting from licensing revenues generated during first fiscal quarter of 2007.  Since the litigations related to the ‘672 patent and the ‘746 patent were concluded during fiscal year 2007, the decline in intellectual property licensing revenues has adversely affected the Company’s total gross margin.  However, gross margin as a percentage of total revenues has improved during the three months ended October 31, 2007 due to the accomplishments achieved by the software and services segment during the first fiscal quarter of 2008.

Software and Services Business

Software and services gross margins for the three months ended October 31, 2007 were $1.6 million, an increase of $0.9 million, or 137%, from the $0.7 million reported for the three months ended October 31, 2006. Software and services gross margins as a percentage of total revenues were 82% and 7% for the three months ended October 31, 2007 and 2006, respectively.

The cost of sales associated with the software and services segment is relatively fixed and results primarily from the amortization of the Company’s purchased software costs and compensation expenses.  During the three months ended October 31, 2007, cost of sales from the software and services segment increased slightly.  During the first fiscal quarter of 2007, the Company fully amortized its purchased software costs related to the acquisition of its NetSimplicity software products, thereby decreasing the cost of sales by $0.1 million during the three months ended October 31, 2006.  In October 2007, the Company acquired the iEmployee software products.  This acquisition resulted in a $0.1 million increase in cost of sales due to the amortization of the newly purchased software costs, as well as the compensation expenses related to the iEmployee operations.  Despite the overall increase in cost of sales, the increase in software and services revenues caused the gross margins as a percentage of revenues for the software and services segment to increase from 68% for the three months ended October 31, 2006 to 82% for the three months ended October 31, 2007.  Since Forgent expects to generate more business from this segment, management expects gross margins from the software and services segment to improve during the next fiscal quarter, in terms of total dollars, and to remain relatively consistent in terms of percentage of revenues for the segment.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended October 31, 2007 were $2.4 million, a decrease of $0.1 million or 2%, from the $2.5 million reported for the three months ended October 31, 2006. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues were 130% and 28% for the three months ended October 31, 2007 and 2006, respectively.

Although total SG&A expenses decreased slightly during the three months ended October 31, 2007, the net decrease was due primarily to two driving factors.  Due to the conclusion of the litigations related to the ‘672 patent and the ‘746 patent in fiscal year 2007, legal expenses for the intellectual property licensing segment decreased by $0.2 million during the first fiscal quarter of 2008.  This decrease was offset by an increase of $0.1 million in SG&A expenses incurred by the acquired iEmployee operations.  Additionally, the decrease in compensation expenses for the intellectual property licensing segment was offset by an increase in sales and marketing compensation expenses for the software and services segment during the three months ended October 31, 2007.  In order to increase revenues from its software business, the Company hired additional sales and marketing personnel during the first fiscal quarter of 2008 and will continue to hire additional sales personnel.  Management believes the additional personnel have contributed to the increase in software and services revenues during the three months ended October 31, 2007 and anticipates further increases in revenues as the Company continues to expand its sales force.  Forgent will also continue to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.

Research and Development

Research and development expenses for the three months ended October 31, 2007 were $0.3 million, an increase of $0.2 million, or 150%, from the $0.1 million reported for the three months ended October 31, 2006. Research and development (“R&D”) expenses as a percentage of revenues were 16% and 1% for the three months ended October 31, 2007 and 2006, respectively.

During the three months ended October 31, 2007, Forgent continued developing its MRM product and released several minor versions, which included stronger compatibility with Microsoft Outlook©.  R&D efforts related to MRM will remain focused on supporting the Company’s larger enterprise customers with a robust software platform that they can standardize on and on enhancing the MRM Outlook Scheduling plug-in and Active Directory support.  Also during the first fiscal quarter of 2008, the Company released VAM 5.7.  This new version of VAM introduced the new VAM importer module, which enables customers to import data from legacy or external sources into VAM and provides a technological foundation for further development efforts for gathering and depositing data into VAM.

The majority of the increase in R&D expenses during the three months ended October 31, 2007 is due to the acquisition of the iEmployee R&D workforce in October 2007.  As the Company integrates the iEmployee R&D workforce into the existing R&D team, management is exploring opportunities to create synergies within the group and is investigating all methods for managing its R&D efforts in the most cost-effective manner.  Although R&D expenses will increase during the next fiscal quarter due to the acquisition, management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue.

Net (Loss) Income

Forgent generated a net loss of $0.9 million, or $0.03 per share, during the three months ended October 31, 2007, compared to a net income of $2.7 million, or $0.11 per share, during the three months ended October 31, 2006.  Net (loss) income as a percentage of total revenues were (49%) and 30% for the three months ended October 31, 2007 and 2006, respectively. The $3.6 million decrease in the Company’s net income is primarily attributable to the $3.7 million decrease in gross margin, which is mainly associated with the reduction in intellectual property licensing revenues during the first fiscal quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2007	2006
	(in thousands)

Working capital	$14,423	$14,063
Cash, cash equivalents and short-term investments	19,476	15,038
Cash used in operating activities	(9,064)	(1,059)
Cash used in investing activities	(8,550)	(32)
Cash provided by (used in) financing activities	1	(87)

Cash used in operating activities was $9.1 million for the three months ended October 31, 2007 due primarily to a $8.0 million decrease in accounts payable and $0.9 million in net loss.  Cash used in operating activities was $1.1 million for the three months ended October 31, 2006 due primarily to a $5.4 million increase in accounts receivable, which was offset by the $2.8 million in net income and a $1.2 million increase in accounts payable.  During the three months ended October 31, 2007, Forgent paid its legal counsel $7.4 million in contingency fees related to its ‘746 patent’s settlement and license agreements.  The Company will pay the related contingency fees to Jenkens & Gilchrist, P.C. (“Jenkens”) in a future period, once the litigation with Jenkens is finalized.  Forgent’s average days sales outstanding for its software and services segment was 49 days for the first fiscal quarter of 2008, consistent with the 50 days for the first and fourth fiscal quarters of 2007.

Cash used in investing activities was $8.6 million for the three months ended October 31, 2007 due primarily to $7.2 million paid in cash related to the iEmployee acquisition and $1.5 million purchase of short-term investments. Cash used in investing activities was $32 thousand for the three months ended October 31, 2006 due to purchases of fixed assets.  Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  During the first fiscal quarter of 2008, Forgent shifted its investment portfolio to investments with slightly longer maturities in order to maximize its interest income.  As a result of this shift and the increase in the average cash equivalents and short-term investment balances during the three months ended October 31, 2007, Forgent achieved a 117% increase in interest income during the three months ended October 31, 2007, as compared to the three months ended October 31, 2006.

The acquired iEmployee business has on-going capital requirements.  Management is currently reviewing these requirements to determine how best to manage operations without expending significant additional resources.  Additionally, as the Company evaluates facilitating its growth within its existing office space, Forgent will be investing in leasehold improvements in the next fiscal quarter to accommodate this growth.  Management anticipates spending approximately $0.1 million during the remainder of fiscal year 2008 to fulfill these requirements.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.  Forgent’s future minimum lease payments under all operating and capital leases as of October 31, 2007 are as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$18,812	$3,754	$6,997	$6,836	$1,225
Capital lease obligations	1	1	—	—	—
Total	$18,813	$3,755	$6,997	$6,836	$1,225

Approximately 95% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas.  As of October 31, 2007, Forgent had $4.0 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.7 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.

Cash provided by financing activities was $1 thousand for the three months ended October 31, 2007. Cash used in financing activities was $87 thousand for the three months ended October 31, 2006 due primarily to $0.1 million in notes payable payments. As of October 31, 2007, Forgent had $1.0 million available from a credit line from Silicon Valley Bank, although no debt was outstanding at quarter-end.  Advances obtained from the Silicon Valley Bank credit line will be notes payables that bear interest at prime plus 0.75% and require monthly installments over a three year term.  The Silicon Valley Bank credit line expires on May 1, 2008.  If Forgent renews this source of financing, the Company may not be able to obtain similar terms for the future credit line.

Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the three months ended October 31, 2007 or 2006.  As of October 31, 2007, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the authority to repurchase approximately 1.2 million additional shares. Management will periodically assess repurchasing additional shares during fiscal year 2008, depending on the Company’s cash position, market conditions and other factors.

As of October 31, 2007, Forgent’s principal sources of liquidity consisted of $19.5 million of cash, cash equivalents and short-term investments.  Management currently plans to utilize its cash balances to further develop its software operations by making additional prudent investments to grow organically, continue exploring potential opportunities in acquiring a growing and profitable public or privately held technology business or product line, and may repurchase outstanding shares.  There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced due to the iEmployee acquisition, potential other acquisitions and other factors. Management believes that the Company has sufficient capital and liquidity to fund and cultivate the growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICY

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets and the fair value of assets acquired and liabilities assumed during the recent acquisition. These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represents Forgent’s critical accounting policy:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  The Company recognizes software license revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes software subscription revenue in accordance with EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” and EITF Issue No. 00-21.

Software and service revenue consists of software license, software subscription and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Forgent sells multiple elements within a single sale.  For software license arrangements, the Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company.  For software subscription arrangements, the Company recognizes the total contract value ratably over the contract term.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

Goodwill and other intangible assets with indefinite lives are not required to be amortized under Financial Accounting Standard Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the Company reviews its goodwill for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period.  Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are tested for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates.  However, due to the short-term nature of the Company’s investments, Forgent does not consider these risks to be significant.  For additional Quantitative and Qualitative Disclosures about Market Risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

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

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2007.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Due to the acquisition of iEmployee in October 2007, Forgent is required to implement internal controls related to those operations. As of October 31, 2007, the Company has not tested the operating effectiveness of the internal controls related to iEmployee or the integration of iEmployee. In compliance with the Public Company Accounting Oversight Board’s and the Securities and Exchange Commission’s regulations and guidance, Forgent will not report on the effectiveness of iEmployee’s internal controls over financial reporting under the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for fiscal 2008.

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1.4 million for all related contingency fees and expenses related to the settlements from the litigation regarding the Company’s U.S. Patent No. 6,285,746 (the “ ‘746 patent”).  Jenkens interprets the Resolution Agreement on broader terms and now believes it is entitled to $3.4 million, including attorneys’ fees related to the litigation and interest.  Management currently cannot predict how long it may take to resolve the Jenkens lawsuit.  However, until the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Wild Basin

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

Re-examination of United States Patent No. 4,698,672

On January 31, 2006, the USPTO granted a petition to re-examine the Company’s U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and subsequently issued its first office action on May 25, 2006.  Forgent responded to this first office action, which confirmed 27 of the 46 claims in the ‘672 patent.  On March 26, 2007, the USPTO issued its final office action, which affirmed its first office action.  Forgent responded to the USPTO on May 11, 2007 and is currently waiting for the USPTO’s reply.

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

The future success of the Company is dependent on its ability to generate demand for its NetSimplicity and iEmployee software products and services. To this end, Forgent’s marketing and sales operations must increase market awareness of the Company’s products and services to generate increased revenue. All new hires within the sales and marketing departments will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary.  The Company also cannot be certain that it will be able to hire enough qualified individuals or retain existing employees in the future, and therefore, cannot be certain that it will be successful in its efforts to market and sell its products and services.  If Forgent is not successful in building greater market awareness and generating increased sales, future software and services revenues will decline.

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

In addition to its software products, Forgent currently sells hardware devices from partnered vendors to its customers.  The effective implementation of the Company’s software products depends upon the successful operation of these third-party hardware products. Any undetected defects in these third-party products could prevent the implementation of or impair the functionality of the Company’s software or blemish Forgent’s reputation.

If customers cease using Microsoft Outlook© or if Microsoft changes its Outlook application significantly, revenues may decline and/or the Company may incur significant expenses to update its MRM Enterprise software.

The Company’s MRM Enterprise software is designed to operate with Microsoft Outlook©.  Although management believes that Microsoft Outlook© is currently and widely utilized by businesses in the Company’s target markets, there are no assurances that businesses will continue to use Microsoft Outlook© as anticipated, will migrate from older versions to newer versions of Microsoft Outlook©, or will not adopt alternative technologies that are incompatible with MRM Enterprise.  Forgent may not be timely in updating its MRM Enterprise software to be compatible with Microsoft Outlook©.  As a result, software revenues may decline.  Additionally, the Company may incur significant expenses updating its MRM Enterprise software to be compatible with changes in Microsoft Outlook©.

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

Errors or defects in the Company’s software, sometimes called “bugs,” may be found from time-to-time, particularly when new versions or enhancements are released. Any significant software errors or defects may result in loss of sales, decreased revenues, delay in market acceptance and injury to the Company’s reputation. Despite extensive product testing during development, new versions or enhancements of Forgent’s software may still have errors after commercial shipments begin.  Forgent corrects the “bugs” and delivers the corrections in subsequent maintenance releases, patches and on-going service.  However, errors or defects could put the Company at a competitive disadvantage and can be costly and time-consuming to correct.

If Forgent is unable to develop or maintain strategic relationships with its resellers and vendor partners who market and sell the Company’s products, revenues may decline.

Forgent supplements its direct sales force by contracting with resellers and vendor partners to generate additional sales.  Forgent’s revenue growth will depend, in part, on adding new resellers and partners to expand the Company’s sales channels, as well as leveraging the Company’s relationships with existing resellers and partners. If Forgent is unable to enter into successful new strategic relationships in the future or if the Company’s current relationships with its resellers and partners deteriorate or terminate, Forgent may lose sales and revenues may decline.

INTELLECTUAL PROPERTY LICENSING BUSINESS

If the Company is unable to obtain new license agreements, revenues will decline.

In prior fiscal years, the Company’s intellectual property licensing revenues have been derived primarily from the ‘672 patent and the ‘746 patent.  However, the ‘672 patent has expired and the ‘746 patent will be expiring in May 2011.  Additionally, the Company considers the litigations related to these two patents to be concluded. Therefore, management does not anticipate any additional licensing revenues from these patents.

Although Forgent continues to explore its patent portfolio for additional opportunities, there can be no assurance that the Company will be able to continue to license its technology to others.  Additionally, the Company’s Patent Licensing Program involves risks inherent in licensing intellectual property, including risks of protracted delays, legal or regulatory challenges that would lead to disruption or curtailment of the program, increasing expenditures associated with the pursuit of the program and other risks.  Management believes any revenues to be generated from the Company’s remaining patent portfolio may be less than those generated historically.

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

Although Forgent generated net income for the year ended July 31, 2007, the Company incurred losses during the prior fiscal years and during the three months ended October 31, 2007.  The net income during fiscal year 2007 was due to the income generated from the intellectual property licensing segment and is not expected to continue.  Additionally as of October 31, 2007, Forgent had an accumulated deficit of $239.4 million and may incur additional losses in the future.  Continued losses may cause existing and new customers to question the Company’s viability and be reluctant to purchase from the Company.  If Forgent is unable to increase its sales due to such concerns, revenues will decline, which would further adversely affect the Company’s operating results. Therefore, there are no assurances that the Company can achieve or generate sufficient revenues to realize profitability.

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

In the future, Forgent may elect to raise additional capital to fund its operations and/or acquisitions. However, Forgent cannot be certain that it will be able to obtain financing on favorable terms.  If Forgent takes out loans, the Company may incur significant interest expense, which could adversely affect operating results.  If Forgent issues equity securities, its stockholders’ percentage of ownership would be reduced and the new equity securities may have rights, preferences or privileges senior to those existing stockholders of the Company’s common stock.  If Forgent is unable to raise funds on acceptable terms, Forgent may not be able to acquire additional businesses, products or technologies, develop or enhance its existing products, respond to competitive pressures or unanticipated requirements, or take advantage of future opportunities, all of which could adversely affect the Company’s business, operating results and financial condition.

Forgent may experience fluctuations in its quarterly results and if the Company’s future results are below expectations, the price for the Company’s common stock may decline.

In the past, the Company’s revenues and operating results have varied significantly from quarter to quarter due to the various events experienced by the intellectual property licensing segment.  Although management expects that revenues and operating results may fluctuate less from quarter to quarter due to the conclusion of the intellectual property licensing segment’s litigations, any fluctuation may lead to reduced prices for the Company’s common stock.  Several factors may cause the quarterly results to fluctuate, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 5, 2007, the Company issued 5,095,000 shares of its Common Stock to the former stockholders and option holders of iEmployee as part of the consideration for the iEmployee acquisition.  As indicated in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Report, such shares had a total value of approximately $4,987,000.  The shares were not registered with the Securities Exchange Commission at the time of issuance and were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).  Specifically, the shares were sold pursuant to Rule 506 of Regulation D under the Securities Act to accredited investors only, such sales being further evidenced by the Company’s filing of a Form D with the Securities Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

2.2*	Agreement and Plan of Merger, dated as of September 11, 2007 by and among Forgent Networks, Inc., Cheetah Acquisition Company, Inc. and iSarla Inc.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

4.2

Rights Agreement, dated as of December 19, 2005 between Forgent Networks, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2005).

10.42*	Employment Agreement with Fenil Shah dated October 5, 2007.

10.43*	Employment Agreement with Snehal Shah dated October 5, 2007.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGENT NETWORKS, INC.

December 17, 2007	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

December 17, 2007	By:	/s/ JAY C. PETERSON
Jay C. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.2	Agreement and Plan of Merger, dated as of September 11, 2007 by and among Forgent Networks, Inc., Cheetah Acquisition Company, Inc. and iSarla Inc.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2004).

4.1	Specimen Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-45876, as amended).

4.2

Rights Agreement, dated as of December 19, 2005 between Forgent Networks, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2005).

10.42	Employment Agreement with Fenil Shah dated October 5, 2007.

10.43	Employment Agreement with Snehal Shah dated October 5, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.