Form 10-Q
period 2008-01-31
FORGENT NETWORKS  INC
filed 2008-03-17
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

On March 12, 2008, the registrant had outstanding 30,948,886 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	JANUARY 31, 2008	JULY 31, 2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$13,939	$33,524
Short-term investments	3,862	1,538
Accounts receivable, net of allowance for doubtful accounts of $39 and $21 at January 31, 2008 and July 31, 2007, respectively	1,582	1,040
Prepaid expenses and other current assets	298	211
Total Current Assets	19,681	36,313

Property and equipment, net	1,005	767
Goodwill	7,138	—
Intangible assets, net of amortization of $250 and $0 at January 31, 2008 and July 31, 2007, respectively	4,959	—
Other assets	115	212
	$32,898	$37,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,975	$10,970
Accrued compensation and benefits	499	557
Other accrued liabilities	828	855
Deferred revenue	1,311	1,076
Total Current Liabilities	6,613	13,458

Long-Term Liabilities:
Deferred revenue	29	28
Other long-term obligations	943	1,186
Total Long-Term Liabilities	972	1,214

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 32,739 and 27,388 shares issued; 30,949 and 25,598 shares outstanding at January 31, 2008 and July 31, 2007, respectively	325	274
Treasury stock at cost, 1,790 issued at January 31, 2008 and July 31, 2007	(4,815)	(4,815)
Additional paid-in capital	270,666	265,647
Accumulated deficit	(240,908)	(238,506)
Accumulated other comprehensive income	45	20
Total Stockholders’ Equity	25,313	22,620
	$32,898	$37,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)

REVENUES
Software & Professional Services	$2,734	$1,017	$4,608	$1,979
Intellectual Property Licensing	—	28	—	8,162
Total Revenue	2,734	1,045	4,608	10,141
COST OF SALES
Software & Professional Services	629	192	958	502
Intellectual Property Licensing	—	3	—	3,543
Total Cost of Sales	629	195	958	4,045

GROSS MARGIN	2,105	850	3,650	6,096

OPERATING EXPENSES:
Selling, general and administrative	2,962	2,539	5,402	5,039
Research and development	640	132	931	248
Amortization of intangible assets	155	—	191	4
Total operating expenses	3,757	2,671	6,524	5,291

LOSS FROM OPERATIONS	(1,652)	(1,821)	(2,874)	805

OTHER INCOME AND (EXPENSES):
Interest income	195	234	533	390
Gain on sale of assets	—	2,896	—	2,896
Interest expense and other	(20)	(11)	(40)	(44)
Total other income and (expenses)	175	3,119	493	3,242

(LOSS) INCOME FROM OPERATIONS, BEFORE INCOME TAXES	(1,477)	1,298	(2,381)	4,047
Provision for income taxes	(7)	—	(21)	—
NET (LOSS) INCOME	$(1,484)	$1,298	$(2,402)	$4,047

BASIC AND DILUTED (LOSS) INCOME PER SHARE:	$(0.05)	$0.05	$(0.08)	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,940	25,489	29,017	25,435
Diluted	30,940	26,086	29,017	25,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JANUARY 31,
	2008	2007
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(2,402)	$4,047
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:

Depreciation and amortization	474	336
Amortization of leasehold advance and lease impairment	(192)	(211)
Provision for doubtful accounts	2	1
Share-based compensation	72	131
Foreign currency translation loss	3	—
Gain on disposal of fixed assets	—	—
Changes in operating assets and liabilities:
Accounts receivable	144	7
Prepaid expenses and other current assets	9	61
Accounts payable	(8,142)	(2,307)
Accrued expenses and other long-term obligations	(284)	227
Deferred revenues	(277)	153
Net cash (used in) provided by operating activities	(10,593)	2,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(1,784)	(1,527)
Net purchases of property and equipment	(123)	(163)
Change in other assets	164	—
Acquisition of iSarla, Inc., net of cash acquired	(7,267)	—
Net cash used in investing activities	(9,010)	(1,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	11	84
Payments on notes payable and capital leases	(1)	(543)
Net cash provided by (used in) financing activities	10	(459)

Effect of exchange rate changes on cash and cash equivalents	9	(12)

Net change in cash and cash equivalents	(19,584)	283
Cash and cash equivalents at beginning of period	33,524	16,206
Cash and cash equivalents at end of period	$13,939	$16,489

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of stock for acquisition of iSarla, Inc.	$4,987	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of January 31, 2008 and July 31, 2007, the results of operations for the three and six months ended January 31, 2008 and January 31, 2007, and the cash flows for the six months ended January 31, 2008 and January 31, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the fiscal year ended July 31, 2007.   The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - ACQUISITION

On October 5, 2007, Forgent acquired all of the outstanding capital stock of iSarla Inc., a Delaware corporation and application service provider that offers on-demand workforce management solutions that help simplify the Human Resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information. iSarla Inc. conducts its business under the trade name “iEmployee” and provides hosted application services, including Time & Attendance, Timesheets, Human Resource Benefits, Expenses and other solutions.  iEmployee is a profitable business with a high percentage of recurring revenues and delivers its software as a service under the “SaaS” model.  The acquisition expanded Forgent’s current target markets, significantly augmented the Company’s product and service offerings to customers, and increased revenues from its operations considerably.  Due to these factors, the Company purchased the iEmployee business at a premium (i.e. goodwill) over the fair value of the net assets acquired.

In consideration for the acquisition, Forgent paid approximately $12,661, including $6,602 in cash, 5,095 shares of its Common Stock, valued at approximately $4,987 and transaction cost of approximately $1,072.  The shares of Common Stock issued were valued based upon the price of $0.98 when the number of shares to be issued became fixed.  Upon closing, $990 in cash and 764 shares totaling $748 of the purchase price were held in escrow for representations and warranties.  The purchase agreement did not include provisions for any other contingent payments, options or commitments.  As a result of the acquisition, iEmployee’s results of operations since October 5, 2007 have been included in the Company’s Consolidated Statement of Operations for the three and six months ended January 31, 2008.

The business combination was accounted for under Financial Accounting Standard Board (“FASB”) Statement No. 141, “Business Combinations.”  The application of purchase accounting under Statement No. 141 requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill.  The Company is currently in the process of assessing and finalizing the fair value of the assets acquired and the liabilities assumed.  The following table summarizes the estimated preliminary and adjusted fair values of the iEmployee assets acquired and liabilities assumed:

	Initial		Updated
	Allocation	Adjustments	Allocation
Assets Acquired
Cash	$460		$460
Short-term investments	526		526
Accounts receivable, net	577	(19)	558
Prepaid assets	96		96
Fixed assets	416	(77)	339
Goodwill	6,993	145	7,138
Intangible assets	5,209		5,209
Other assets	22	(38)	(16)
Total assets acquired	14,299	11	14,310

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

Liabilities assumed
Accounts payable	(1,099)	(11)	(1,110)
Accrued compensation and benefits	(110)		(110)
Accrued other liabilities	(33)		(33)
Deferred revenue	(396)		(396)
Total liabilities assumed	(1,638)	(11)	(1,649)

Net assets acquired	$12,661	$—	$12,661

Through the acquisition of the iEmployee business, Forgent’s workforce grew by 142 employees, 121 of whom are located in Mumbai, India.  The co-founders of iEmployee currently serve as senior advisors to the Company.

The following summary presents unaudited pro forma consolidated financial information for the three months ended January 31, 2007 and the six months ended January 31, 2008 and 2007, as if the iEmployee acquisition had occurred as of August 1, 2006.  The pro forma consolidated financial information for the second fiscal quarter of 2008 is not presented since the iEmployee acquisition occurred prior to the start of this fiscal quarter and the combined financial results are reported on the Company’s condensed consolidated statement of operations for the three months ended January 31, 2008.  The pro forma information does not purport to be indicative of the actual results which would have occurred had the acquisition been completed as of August 1, 2006, nor is it necessarily indicative of the results of operations which may occur in the future.

	For the Three Months		For the Six Months		For the Six Months
	Ended January 31, 2007		Ended January 31, 2008		Ended January 31, 2007
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Revenues	$1,017	$2,466	$4,608	$5,622	$1,979	$4,786
Net (loss) income	1,298	1,508	(2,402)	(2,255)	4,047	4,454

Net (loss) income per common share:
Basic	$0.05	$0.05	$(0.08)	$(0.07)	$0.16	$0.15
Diluted	0.05	0.05	(0.08)	(0.07)	0.16	0.14

Weighted average shares outstanding:
Basic	25,489	30,584	29,017	30,817	25,435	30,530
Diluted	26,086	31,181	29,017	30,817	25,867	30,962

NOTE 3 – SALE OF ASSETS

In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS for $3,150.  Upon closing, Forgent received $2,900 of the purchase price, all of which was recorded as a gain on sale of assets.  The remaining balance of $250 will be held in escrow for two years for indemnity claims.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three and six months ended January 31, 2008 was $1,554 and $2,447, respectively. Comprehensive income for the three and six months ended January 31, 2007 was $1,284 and $4,035, respectively.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three and six months ended January 31, 2008 was $67 and $72, respectively.  Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three and six months ended January 31, 2007 was $19 and $131, respectively.  The Company issued 252 and 256 shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the three and six months ended January 31, 2008, respectively.  The Company issued 177 and 223 shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the three and six months ended January 31, 2007, respectively.

NOTE 7 – INCOME TAXES

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

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of August 1, 2007 and October 31, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We anticipate no significant increase or decrease to gross unrecognized tax benefits will be recorded during the next twelve months. Any interest or penalties resulting from examinations will be recognize as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, we have no accrued interest and penalties.

NOTE 8 – RELATED PARTY TRANSACTIONS

As a result of the iEmployee acquisition, the Company leases approximately 9,000 square feet of office space in Mumbai, India for sales, marketing, development and support efforts.  The property is leased from a foreign company that is controlled by stockholders of the Company.  Under the lease agreement, the Company pays monthly rent of approximately $13 until December 2007 and approximately $10 thereafter.  During the three and six months ended January 31, 2008, the Company incurred $36 and $50 in rent expenses related to this lease, respectively.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins and operating income (loss) for the three  and six months ended January 31, 2008 and 2007:

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

		Intellectual
	Software &	Property
	Services	Licensing	Corporate	Total

For the Three Month Period Ending January 31, 2008
Revenues from unaffiliated customers	$2,734	$—	$—	$2,734
Gross margin	2,105	—	—	2,105

Operating income (loss)	(473)	(59)	(1,120)	(1,652)

For the Three Month Period Ending January 31, 2007
Revenues from unaffiliated customers	$1,017	$28	$—	$1,045
Gross margin	825	25	—	850

Operating income (loss)	(152)	(912)	(757)	(1,821)

For the Six Month Period Ending January 31, 2008
Revenues from unaffiliated customers	$4,608	$—	$—	$4,608
Gross margin	3,650	—	—	3,650

Operating income (loss)	(501)	(140)	(2,233)	(2,874)

For the Six Month Period Ending January 31, 2007
Revenues from unaffiliated customers	$1,979	$8,162	$—	$10,141
Gross margin	1,477	4,619	—	6,096
Operating income (loss)	(441)	2,889	(1,643)	805

NOTE 10 - CONTINGENCIES

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1.4 million for contingency fees and expenses related to the settlements from the litigation regarding the Company’s DVR patents.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $3.4 million, including attorneys’ fees and interest.

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on the motion for summary judgment filed by Jenkens.  If the Court grants the motion, the Company may lose its case.  The parties are currently awaiting the results of this hearing and the results are not yet known.  The trial date for this litigation is currently scheduled for October 6, 2008.  However, management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related contingency fees and

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Wild Basin

On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claims Wild Basin is in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to a pending lease assignment.  On October 19, 2007, Forgent amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.  Forgent is seeking to recover all damages as a result of the delay in closing its pending assignment, among other damages.  The trial date for this litigation is currently scheduled for May 19, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of January 31, 2008 and July 31, 2007, and for the three and six months ended January 31, 2008 and 2007, should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.asuresoftware.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2008	2007	2008	2007

Intellectual property licensing revenues	0%	3%	0%	80%
Software & services revenues	100	97	100	20

Gross margin	77	81	79	60
Selling, general and administrative	108	243	117	50
Research and development	23	13	20	2
Amortization of intangible assets	6	—	4	—
Total operating expenses	137	256	142	52
Other income, net	6	298	11	32
Net income (loss)	(54)%	124%	(52)%	40%

THREE AND SIX MONTHS ENDED JANUARY 31, 2008 AND 2007

Revenues

Software and Services Business

Revenues for the three months ended January 31, 2008 were $2.7 million, an increase of $1.7 million, or 169%, from the $1.0 million reported for the three months ended January 31, 2007. Revenues for the six months ended January 31, 2008 were $4.6 million, an increase of $2.6 million, or 133%, from the $2.0 million reported for the six months ended January 31, 2007. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, workforce management software, software maintenance and support services, professional services, installation and training services and hardware devices.

During the three and six months ended January 31, 2008, increases in software subscription revenues, software license revenues and maintenance revenues accounted for approximately 86% and 83%, of the $1.7 million and $2.6 million increases in revenues, respectively.  In October 2007, the Company acquired the iEmployee workforce management software.  The workforce management software, as well as the Company’s Meeting Room Manager (“MRM”) On Demand software, are delivered to customers under the “SaaS” model, which is software as a service on a subscription basis.  The SaaS model allows customers to use Forgent’s software without installing or maintaining it on their own servers.  The acquisition of iEmployee and the continued growth of MRM On Demand led to a $1.2 million and $1.5 million increase in service revenues for the three and six months ended January 31, 2008, respectively.

Software license revenues increased by $0.1 million and $0.4 million, for the three and six months ended January 31, 2008, respectively.  During the fourth fiscal quarter of 2007, Forgent released MRM 7.5.1 and 7.5.2, which provide additional enhancements to the MRM Outlook Scheduling interface and MRM Active Directory synchronization in order to support larger enterprise customers with thousands of Microsoft Outlook© users and multiple Active Directory domains.  These enhanced features continue to attract enterprise companies and Forgent continues to generate increased sales to this market segment, which is driving sales with higher average sales prices during the three and six months ended January 31, 2008, as compared to the three and six months ended January 31, 2007.  Additionally, Forgent increased its sales force during fiscal 2008.  These factors have generated the increases in software license revenues.  The increased sales in software license, as well as the continued pursuit of maintenance renewals, led to additional sales of maintenance and support contracts, which increased maintenance revenues by $0.1 million and $0.2 million for the three and six months ended January 31, 2008, respectively.

Forgent’s software and services continue to appeal to domestic and international companies in the education, governmental, healthcare and legal segments.  Forgent will continue to target small and medium businesses and divisions of enterprises and utilize marketing programs in certain vertical markets as appropriate.  As the Company continues to fully integrate the iEmployee operations, develop its sales force to increase sales performance, and release new software updates and enhancements, management believes its revenues will continue to increase.

Intellectual Property Licensing Business

The Company did not have any intellectual property licensing revenues for the three and six months ended January 31, 2008, which led to a decrease of $0.028 million, or 100%, reported for the three months ended Jan 31, 2007 and $8.1 million for the six months ended January 31, 2007 respectively.

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

Gross Margin

Software and Services Business

Gross margin for the three months ended January 31, 2008 was $2.1 million, an increase of $1.3 million, or 155%, from the $0.8 million reported for the three months ended January 31, 2007. Gross margin for the six months ended January 31, 2008 was $3.7 million, an increase of $2.2 million, or 147%, from the $1.5 million reported for the six months ended January 31, 2007. Gross margin as a percentage of total revenues were 77% and 81% for the three months ended January 31, 2008 and 2007, respectively.  Gross margin as a percentage of total revenues were 79% and 75% for the six months ended January 31, 2008 and 2007, respectively.

The cost of sales for the Company is relatively fixed and results primarily from compensation expenses and related overhead expenses.  These expenses represent approximately 67% and 81% of the total cost of sales during the three and six months ended January 31, 2008, respectively.  In October 2007, the Company acquired the iEmployee software services.  As a result of this acquisition, compensation and related overhead expenses associated with the iEmployee operations increased by $0.3 million and $0.3 million, which accounts for 60% and 73% of the total increase in cost of sales for the three and six months ended January 31, 2008, respectively.  As part of the iEmployee integration process, management continues to investigate ways to maximize efficiencies within its company-wide operations in order to minimize these fixed costs without negatively affecting customer services and support.

Despite the overall increase in cost of sales, the increase in revenues caused the gross margin as a percentage of revenues to increase from 75% for the six months ended January 31, 2007 to 79% for the six months ended January 31, 2008.  Although total gross margin increased for the three months ended January 31, 2008, gross margin as a percentage of revenues decreased from 81% for the three months ended January 31, 2007 to 77% for the three months ended January 31, 2008.  During the first fiscal quarter of 2007, the Company fully amortized its purchased software costs related to the acquisition of its NetSimplicity software products; therefore, no cost of sales were recorded for the three months ended January 31, 2007 or 2008.  As a result of the iEmployee acquisition in October 2007, cost of sales for the three months ended January 31, 2008 include amortization expenses related to this acquisition.  Therefore, the decrease in gross margin as a percentage of revenue for the three months ended January 31, 2008 is primarily due to the change in amortization expenses related to the Company’s acquisitions.  Since Forgent expects to generate more sales, management expects gross margins to improve during the next fiscal quarter, in terms of total dollars, and to remain relatively consistent in terms of percentage of revenues.

Intellectual Property Licensing Business

The Company did not have any intellectual property licensing revenues for the three and six months ended January 31, 2008, which also led to no generation of cost of sales for the same period. The related decrease in gross margin was 100% when compared to $0.025 million reported for the three months ended Jan 31, 2007 or $4.6 million for the six months ended January 31, 2007 respectively

Selling, General and Administrative

Software and Services Business

Selling, general and administrative (“SG&A”) expenses for the three months ended January 31, 2008 were $2.9 million, an increase of $1.3 million, or 80%, from the $1.6 million reported for the three months ended January 31, 2007. SG&A expenses for the six months ended January 31, 2008 were $5.2 million, an increase of $1.9 million, or 58%, from the $3.3 million reported for the six months ended January 31, 2007. SG&A expenses as a percentage of total revenues were 106% and 158% for the three months ended January 31, 2008 and 2007, respectively.  SG&A expenses as a percentage of total revenues were 114% and 167% for the six months ended January 31, 2008 and 2007, respectively.

Approximately 74% of the $1.3 million increase in SG&A expenses during the three months ended January 31, 2008 and approximately 84% of the $1.9 million increase in SG&A expenses during the six months ended January 31, 2008 are attributable to increases in corporate expenses, sales and marketing compensation expenses and marketing program expenses.  Forgent allocates certain corporate operating expenses to its segments.  Since the Company shifted the focus and strategy for its long-term operating business away from the intellectual property licensing business and did not record any revenues related to the intellectual property licensing business, Forgent did not allocate any corporate expenses to the intellectual property licensing segment during the fiscal periods in 2008.  As a result, SG&A expenses increased by $0.4 million and $0.7 million during the three and six months ended January 31, 2008, respectively.

In order to increase revenues from its software business, the Company hired additional sales and marketing personnel in fiscal 2008 and will hire additional sales personnel during the remainder of fiscal 2008.  In addition to the appealing features of its software products and services, management believes the additional personnel have contributed to the increase in revenues during the three and six months ended January 31, 2008.  Management anticipates further increases in revenues as the Company’s expanded sales and marketing workforce achieves its full productivity potential in building greater market awareness and generating increased sales.  As a result of these new hires and the acquisition of the iEmployee sales and marketing workforce in October 2007, SG&A expenses increased by $0.4 million and $0.6 million during the three and six months ended January 31, 2008, respectively.

To further increase market awareness of its software products and services, Forgent increased its marketing program expenses to reach more potential customers.  Additionally, the iEmployee marketing operations acquired in October 2007 account for approximately 59% and 43% of the increases in marketing expenses for the three and six months ended January 31, 2008, respectively.  As a result of Forgent’s expanded marketing program, SG&A expenses increased by $0.2 million and $0.3 million during the three and six months ended January 31, 2008, respectively.

Forgent will also continue to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.

Intellectual Property Licensing Business

The Company did not pursue any intellectual property licensing revenues for the three and six months ended January 31, 2008, which led to a decrease of $0.9 million, or 94%, reported for the three months ended January 31, 2007 and a decrease of $1.6 million or 92% for the six months ended January 31, 2007.

Research and Development

Research and development (“R&D”) expenses for the three months ended January 31, 2008 were $0.6 million, an increase of $0.5 million, or 385%, from the $0.1 million reported for the three months ended January 31, 2007. R&D expenses for the six months ended January 31, 2008 were $0.9 million, an increase of $0.7 million, or 275%, from the $0.2 million reported for the six months ended January 31, 2007. R&D expenses as a percentage of total revenues were 23% and 13% for the three months ended January 31, 2008 and 2007, respectively.  R&D expenses as a percentage of total revenues were 20% and 13% for the six months ended January 31, 2008 and 2007, respectively.

Approximately 80% of the $0.5 million increase in R&D expenses during the three months ended January 31, 2008 and approximately 74% of the $0.7 million increase in R&D expenses during the six months ended January 31, 2008 are due to the acquisition of the iEmployee R&D workforce and operations in October 2007.  As the Company further integrates the iEmployee R&D workforce into the existing R&D team, management is continuing to explore opportunities to create synergies within the group and is investigating all methods for managing its R&D efforts in the most cost-effective manner.

As a result of Forgent’s R&D efforts, the Company has achieved several goals.  In November 2007, the Company introduced a new software product, Mobile Workforce Manager. This software enables a customer’s mobile employees to reserve workspaces and resources when traveling between facilities. This concept, often referred to as “office hoteling,” allows customers to reduce facility costs by improving the utilization of expensive workspace.  In January 2008, Forgent announced the release of MRM 7.6 to address the needs of its customers in higher education.  This new release introduced features to import data from SunGard Higher Education Banner®, a widely used collegiate course scheduling solution.  Also in January 2008, the Company released the next version of its Visual Asset Manager software, which included significant data validation and usability enhancements.  In December 2007, Forgent released an improved version of iEmployee’s Expense product, which included enhancements to the software’s itemized expense tracking and receipt capture capabilities.  Forgent also developed an enhanced version of iEmployee’s HR/Benefits product, which introduced a new feature that allows customers to provide pay stub information to their mobile employees via select Automated Teller Machines (ATMs).  This enhanced version was released to the public in February 2008.

As Forgent continues to develop and improve its products and services, management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue.

Other Income and Expenses

Other income and expenses for the three months ended January 31, 2008 were $0.2 million, a decrease of $2.9 million, or 94%, from the $3.1 million reported for the three months ended January 31, 2007. Other income and expenses for the six months ended January 31, 2008 were $0.5 million, a decrease of $2.7 million, or 85%, from the $3.2 million reported for the six months ended January 31, 2007. Other income and expenses as a percentage of total revenues were 6% and 298% for the three months ended January 31, 2008 and 2007, respectively.  Other income and expenses as a percentage of total revenues were 11% and 32% for the six months ended January 31, 2008 and 2007, respectively.

The $2.9 million and $2.7 million decreases for the three and six months ended January 31, 2008 resulted from the sale of assets during the second fiscal quarter of 2007.  In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS for $3.2 million.  Upon closing, Forgent received $2.9 million of the purchase price, all of which was recorded as a gain on sale of assets.  The remaining balance of $0.3 million is held in escrow for two years for indemnity claims.

Net (Loss) Income

Forgent incurred a net loss of $1.5 million, or $0.05 per share, during the three months ended January 31, 2008 compared to a net income of $1.3 million, or $0.05 per share, during the three months ended January 31, 2007. Forgent incurred a net loss of $2.4 million, or $0.08 per share, during the six months ended January 31, 2008 compared to a net income of $4.0 million, or $0.16 per share, during the six months ended January 31, 2007. Net (loss) income as a percentage of total revenues were (54%) and 124% for the three months ended January 31, 2008 and 2007, respectively. Net (loss) income as a percentage of total revenues were (52%) and 40% for the six months ended January 31, 2008 and 2007, respectively. The $2.8 million decrease in the Company’s net income during the three months ended January 31, 2008, as compared to the three months ended January 31, 2007, is primarily attributable to the $2.9 million gain from the sale of assets in fiscal 2007.  The $6.4 million decrease in the Company’s net income during the six months ended January 31, 2008, as compared to the six months ended January 31, 2007, is primarily attributable to the $8.1 million reduction in  intellectual property licensing revenues and the $2.9 million gain from the sale of assets in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE SIX
	MONTHS ENDED
	JANUARY 31,
	2008	2007
	(in thousands)

Working capital	13,068	15,105
Cash, cash equivalents and short-term investments	17,801	18,016
Cash (used in) provided by operating activities	(10,584)	2,444
Cash used in investing activities	(9,010)	(1,690)
Cash provided by (used in) financing activities	1	(459)

Cash used in operating activities was $10.6 million for the six months ended January 31, 2008 due primarily to the $2.4 million in net loss and the $0.5 million decrease in accounts payable. Cash provided by operating activities was $2.4 million for the six months ended January 31, 2007 due primarily to the $1.3 million in net income and $0.3 million in non-cash depreciation and amortization expenses. During the six months ended January 31, 2008, Forgent paid its legal counsel $7.4 million in contingency fees related to its ‘746 patent’s settlement and license agreements.  The Company will pay the related contingency fees to Jenkens & Gilchrist, P.C. (“Jenkens”) in a future period, once the litigation with Jenkens is finalized

Cash used in investing activities was $9.0 million for the six months ended January 31, 2008 due primarily to $7.3 million paid in cash related to the iEmployee acquisition and $1.8 million purchase of short-term investments.  Cash used in investing activities was $1.7 million for the six months ended January 31, 2007 due primarily to $1.5 million in purchases of short-term investments.  Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  During the six months ended January 31, 2008, Forgent shifted its investment portfolio to investments with slightly longer maturities in order to maximize its interest income.  As a result of this shift and the increase in the average cash equivalents and short-term investment balances during the six months ended January 31, 2008, Forgent achieved a 37% increase in interest income during the six months ended January 31, 2008, as compared to the six months ended January 31, 2007.

Approximately 42% of Forgent’s purchased fixed assets during the six months ended January 31, 2008 related to leasehold improvements for one subtenant.  The acquired iEmployee business has on-going capital requirements.  Management continues to evaluate how best to manage operations without expending significant additional resources and believes the Company will need to spend moderate amounts during the remainder of fiscal 2008 for the iEmployee operations.  Additionally, Forgent is maximizing its existing office space to facilitate the growth of its software business and has invested in leasehold improvements at its Wild Basin facility.  To address all operational and facility capital requirements, management anticipates spending approximately $0.2 million during the remainder of fiscal year 2008 to fulfill these requirements.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses.  The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.   Forgent’s future minimum lease payments under all operating and capital leases as of January 31, 2008 are as follows:

Payments Due By Period

(in thousands)

	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years

Operating lease obligations	$17,918	$3,781	$6,948	$6,836	$353
Capital lease obligations	69	35	34	—	—
Total	$17,987	$3,816	$6,982	$6,836	$353

Approximately 97% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas.  As of January 31, 2008, Forgent had approximately $3.6 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.6 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.

Cash provided by financing activities was $1 thousand for the six months ended January 31, 2008.  Cash used in financing activities was $0.5 million for the six months ended January 31, 2007 due primarily to the repayment of Forgent’s outstanding notes payable.  As of January 31, 2008, Forgent had $1.0 million available from a credit line from Silicon Valley Bank, although no debt was outstanding at quarter-end.  Advances obtained from the Silicon Valley Bank credit line will be notes payables that bear interest at prime plus 0.75% and require monthly installments over a three year term.  The Silicon Valley Bank credit line expires on May 1, 2008.  If Forgent renews this source of financing, the Company may not be able to obtain similar terms for the future credit line.

Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the six months ended January 31, 2008 or 2007.  As of January 31, 2008, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the authority to repurchase approximately 1.2 million additional shares.  Management will periodically assess repurchasing additional shares in fiscal year 2008, depending on the Company’s cash position, market conditions and other factors.

As of January 31, 2008, Forgent’s principal source of liquidity consisted of $17.8 million in cash, cash equivalents and short-term investments.  Management currently plans to utilize its cash balances to further develop its software operations by making additional prudent investments to grow organically, continue exploring potential opportunities in acquiring a growing and profitable public or privately held technology business or product line, and may repurchase outstanding shares.  There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced due to the iEmployee acquisition, potential other acquisitions and other factors. Management believes that the Company has sufficient capital and liquidity to fund and cultivate the growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, the fair value of assets acquired and liabilities assumed during the recent acquisition. These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2008.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Due to the acquisition of iEmployee in October 2007, Forgent is required to implement internal controls related to those operations. As of January 31, 2008, the Company has not tested the operating effectiveness of the internal controls related to iEmployee or the integration of iEmployee. In compliance with the Public Company Accounting Oversight Board’s and the Securities and Exchange Commission’s regulations and guidance, Forgent will not report on the effectiveness of iEmployee’s internal controls over financial reporting under the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for fiscal 2008.

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1.4 million for contingency fees and expenses related to the settlements from the litigation regarding the Company’s DVR patents.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $3.4 million, including attorneys’ fees and interest.

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on a motion for summary judgment filed by Jenkens.  If the Court grants the motion, the Company may lose its case.  The parties are currently awaiting the results of this hearing and the results are not yet known.  The trial date for this litigation is currently scheduled for October 6, 2008.  However, management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Wild Basin

On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claims Wild Basin is in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to a pending lease assignment.  On October 19, 2007, Forgent amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.  Forgent is seeking to recover all damages as a result of the delay in closing its pending assignment, among other damages.  The trial date for this litigation is currently scheduled for May 19, 2008.

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

Re-examination of United States Patent No. 4,698,672

On January 31, 2006, the USPTO granted a petition to re-examine the Company’s U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and subsequently issued its first office action on May 25, 2006.  Forgent responded to this first office action, which confirmed 27 of the 46 claims in the ‘672 patent.  On March 26, 2007, the USPTO issued its final office action, which affirmed its first office action.  Forgent responded to the USPTO on May 11, 2007.  On January 11, 2008, the Company received the USPTO’s notice of intent to issue an Ex-Parte Reexamination Certificate.

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

The Company may have difficulties fully integrating the services, technologies, personnel and operations of iEmployee into the Company’s existing software business. These difficulties could disrupt Forgent’s ongoing business, distract management and other personnel, increase expenses and adversely affect operating results.  If Forgent is unable to fully integrate iEmployee with its existing operations, the Company may not achieve all the intended benefits of the acquisition.

If Forgent is unable to successfully market and sell its software products and services, future revenues will decline.

The future success of the Company is dependent on its ability to generate demand for its scheduling, asset management, and workforce management software products and services. To this end, Forgent’s marketing and sales operations must increase market awareness of the Company’s products and services to generate increased revenue. All new hires within the sales and marketing departments will require training and may take time to achieve full productivity. Forgent cannot be certain that its new hires will become as productive as necessary.  The Company also cannot be certain that it will be able to hire enough qualified individuals or retain existing employees in the future, and therefore, cannot be certain that it will be successful in its efforts to market and sell its products and services.  If Forgent is not successful in building greater market awareness and generating increased sales, future revenues will decline.

Lack of new customers or additional sales from current customers could negatively affect the Company’s ability to grow revenues.

Forgent’s future success and business model depends significantly on its ability to expand the use of its software and services.  The Company must execute on its growth objectives by increasing its market share, maintaining and increasing recurring revenues from new and existing customers, and selling additional products and services to new and existing customers.  If the Company fails to grow its customer base or generate repeat and expanded business from its current customers, Forgent’s revenues could be adversely affected.

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

Forgent’s workforce management software, as well as the Company’s MRM On Demand software, are delivered to customers under the “SaaS” model, which is software as a service on a subscription basis.  These hosting services, which are supported by hardware, infrastructure, ongoing maintenance and back-up services, must be operated reliably on a 24 hours per day, seven days per week basis without interruption or data loss.  If Forgent cannot protect its infrastructure, equipment and customer data files against damage from human error, power loss or telecommunication failures, intentional acts of vandalism, or any other catastrophic occurrences, services to its customers may be interrupted.  If services are interrupted,

•                  Customers may not be able to retrieve their data;

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

OTHER

Forgent’s stock may be de-listed from NASDAQ, which may adversely affect its stockholders’ ability to sell their shares and the Company’s ability to raise capital.

On February 4, 2008, Forgent received a Nasdaq deficiency letter indicating that, for 30 consecutive business days, the bid price per share of the Company’s common stock closed below the minimum $1.00 per share requirement.  Therefore, its common stock is subject to potential delisting from the Nasdaq Global Market Exchange pursuant to Nasdaq Marketplace Rule 4450(a)(5). The Company was provided 180 calendar days, or until August 4, 2008, to regain compliance by maintaining a share price in excess of $1.00 for ten consecutive business days. If the Company cannot achieve compliance with the minimum share price requirement by August 4, 2008, Nasdaq will provide written notification that the Company’s securities will be de-listed.

The Company may pursue trading on the Nasdaq Capital Market.  If NASDAQ approves, Forgent would be provided an additional 180 calendar days to regain compliance with the minimum $1.00 share price requirement while trading on the Nasdaq Capital Market. If NASDAQ does not approve the Company to trade on the Capital Market and the Company cannot achieve compliance by any other means, Forgent’s common stock will be de-listed from NASDAQ.

If Forgent’s common stock is de-listed from NASDAQ, the market liquidity of Company’s common stock will be significantly limited, which would reduce stockholders’ ability to sell their Company securities in the secondary market.   Additionally, any such de-listing would harm Forgent’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. Forgent cannot give investors in its common stock any assurance that the Company will be able to regain and maintain compliance with the $1.00 per share minimum price requirement for continued listing on NASDAQ or that its stock will not be de-listed by NASDAQ in the future.

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

Although Forgent generated net income for the year ended July 31, 2007, the Company incurred losses during the prior fiscal years and during the six months ended January 31, 2008.  The net income during fiscal year 2007 was due to the income generated from the intellectual property licensing segment, which is no longer part of the Company’s continuing operations.  Additionally as of January 31, 2008, Forgent had an accumulated deficit of $240.9 million and may incur additional losses in the future.  Continued losses may cause existing and new customers to question the Company’s viability and be reluctant to purchase from the Company.  If Forgent is unable to increase its sales due to such concerns, revenues will decline, which would further adversely affect the Company’s operating results. Therefore, there are no assurances that the Company can achieve or generate sufficient revenues to realize profitability.

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

In the future, Forgent may elect to raise additional capital to fund its operations and/or acquisitions. However, Forgent cannot be certain that it will be able to obtain financing on favorable terms.  If Forgent takes out loans, the Company may incur significant interest expense, which could adversely affect operating results.  If Forgent issues equity securities, its stockholders’ percentage of ownership would be reduced and the new equity securities may have rights, preferences or privileges senior to those of existing stockholders of the Company’s common stock.  If Forgent is unable to raise funds on acceptable terms, Forgent may not be able to acquire additional businesses, products or technologies, develop or enhance its existing products, respond to competitive pressures or unanticipated requirements, or take advantage of future opportunities, all of which could adversely affect the Company’s business, operating results and financial condition.

Forgent may experience fluctuations in its quarterly results and if the Company’s future results are below expectations, the price for the Company’s common stock may decline.

In the past, the Company’s revenues and operating results have varied significantly from quarter to quarter due to the various events experienced by the intellectual property licensing segment.  Although management expects that revenues and operating results may fluctuate less from quarter to quarter since the intellectual property licensing segment is no longer part of continuing operations, any fluctuation from Forgent’s continuing operations may lead to reduced prices for the Company’s common stock.  Several factors may cause the quarterly results to fluctuate, including:

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

2.2           Agreement and Plan of Merger, dated as of September 11, 2007 by and among Forgent Networks, Inc., Cheetah Acquisition Company, Inc. and iSarla Inc. (incorporated by reference to Exhibit 2.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2007).

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

FORGENT NETWORKS, INC.

Date: March 17, 2008	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Date: March 17, 2008	By:	/s/ JAY C. PETERSON
Jay C. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.2

Agreement and Plan of Merger, dated as of September 11, 2007 by and among Forgent Networks, Inc., Cheetah Acquisition Company, Inc. and iSarla Inc. (incorporated by reference to Exhibit 2.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2007).

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