Form 10-Q
period 2008-04-30
FORGENT NETWORKS  INC
filed 2008-06-16
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

On June 12, 2008, the registrant had outstanding 31,089,318 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	APRIL 30, 2008	JULY 31, 2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$12,812	$33,524
Short-term investments	3,310	1,538
Accounts receivable, net of allowance for doubtful accounts of $39 and $21 at April 30, 2008 and July 31, 2007, respectively	1,551	1,040
Prepaid expenses and other current assets	213	211
Total Current Assets	17,886	36,313

Property and equipment, net	1,025	767
Goodwill	7,106	—
Intangible assets, net	4,923	—
Other assets	—	212
	$30,940	$37,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,821	$10,970
Accrued compensation and benefits	405	557
Other accrued liabilities	742	855
Deferred revenue	1,469	1,076
Total Current Liabilities1	6,437	13,458

Long-Term Liabilities:
Deferred revenue	29	28
Other long-term obligations	864	1,186
Total Long-Term Liabilities	893	1,214

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 authorized; 32,879 and 27,388 shares issued; 31,089 and 25,598 shares outstanding at April 30, 2008 and July 31, 2007, respectively	325	274
Treasury stock at cost, 1,790 issued at April 30, 2008 and July 31, 2007	(4,815)	(4,815)
Additional paid-in capital	270,618	265,647
Accumulated deficit	(242,481)	(238,506)
Accumulated other comprehensive income	(37)	20
Total Stockholders’ Equity	23,610	22,620
	$30,940	$37,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED ARIL 30,
	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)

REVENUES
Software & Services	$2,707	$978	$7,316	$2,957
Intellectual Property Licensing	—	20,000	—	28,612
Total Revenue	2,707	20,978	7,316	31,119

COST OF SALES
Software & Services	639	196	1,598	698
Intellectual Property Licensing	—	10,592	—	14,135
Total Cost of Sales	639	10,788	1,598	14,833

GROSS MARGIN	2,068	10,190	5,718	16,286

OPERATING EXPENSES:
Selling, general and administrative	2,951	3,971	8,353	9,009
Research and development	616	180	1,547	429
Amortization of intangible assets	149	—	340	4
Total operating expenses	3,716	4,151	10,240	9,442

LOSS FROM OPERATIONS	(1,648)	6,039	(4,522)	6,844

OTHER INCOME AND (EXPENSES):
Interest income	109	202	641	592
Gain on sale of assets	—	—	—	2,896
Interest expense and other	(20)	(25)	(60)	(68)
Total other income and (expenses)	89	177	581	3,420

(LOSS) INCOME FROM OPERATIONS, BEFORE INCOME TAXES	(1,559)	6,216	(3,941)	10,264
Provision for income taxes	(14)	(170)	(34)	(170)
NET (LOSS) INCOME	$(1,573)	$6,046	$(3,975)	$10,094

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.24	$(0.13)	$0.40
Diluted	$(0.05)	$0.23	$(0.13)	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,995	25,596	29,667	25,488
Diluted	30,995	26,202	29,667	26,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED APRIL 30,
	2008	2007
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(3,975)	$10,094
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	808	423
Amortization of leasehold advance and lease impairment	(298)	(319)
Provision for doubtful accounts	15	19
Share-based compensation	72	144
Foreign currency translation loss	1	13
Changes in operating assets and liabilities:
Accounts receivable	249	(10,104)
Prepaid expenses and other current assets	43	90
Accounts payable	(8,207)	9,091
Accrued expenses and other long-term obligations	(454)	1,183
Deferred revenues	(180)	220
Net cash (used in) provided by operating activities	(11,926)	10,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(1,273)	(1,533)
Net purchases of property and equipment	(284)	(445)
Change in other assets	164	—
Acquisition of iSarla, Inc., net of cash acquired	(7,344)	—
Net cash used in investing activities	(8,737)	(1,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	14	86
Payments on notes payable and capital leases	(1)	(543)
Net cash provided by (used in) financing activities	13	(457)

Effect of exchange rate changes on cash and cash equivalents	(62)	(11)

Net change in cash and cash equivalents	(20,712)	8,408
Cash and cash equivalents at beginning of period	33,524	16,206
Cash and cash equivalents at end of period	$12,812	$24,614

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of stock for acquisition of iSarla, Inc.	$4,987	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of April 30, 2008 and July 31, 2007, the results of operations for the three and nine months ended April 30, 2008 and January 31, 2007, and the cash flows for the nine months ended April 30, 2008 and January 31, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the fiscal year ended July 31, 2007.   The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - ACQUISITION

                On October 5, 2007, Forgent acquired all of the outstanding capital stock of iSarla Inc., a Delaware corporation and application service provider that offers on-demand workforce management solutions that help simplify the Human Resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information. iSarla Inc. conducted its business under the trade name “iEmployee” and provided hosted application services, including Time & Attendance, Timesheets, Human Resource Benefits, Expenses and other solutions.  iEmployee is a profitable business with a high percentage of recurring revenues and delivers its software as a service under the “SaaS” model.  The acquisition expanded Forgent’s current target markets, significantly augmented the Company’s product and service offerings to customers, and increased revenues from its operations considerably.  Due to these factors, the Company purchased the iEmployee business at a premium (i.e. goodwill) over the fair value of the net assets acquired.

In consideration for the acquisition, Forgent paid approximately $12,661, including $6,602 in cash, 5,095 shares of its Common Stock, valued at approximately $4,987 and transaction cost of approximately $1,072.  The shares of Common Stock issued were valued based upon the price of $0.98 when the number of shares to be issued became fixed.  Upon closing, $990 in cash and 764 shares totaling $748 of the purchase price were held in escrow for representations and warranties.  The purchase agreement did not include provisions for any other contingent payments, options or commitments.  As a result of the acquisition, iEmployee’s results of operations since October 5, 2007 have been included in the Company’s Consolidated Statement of Operations for the three and nine months ended April 30, 2008.

The business combination was accounted for under Financial Accounting Standard Board (“FASB”) Statement No. 141, “Business Combinations.”  The application of purchase accounting under Statement No. 141 requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill.  The Company continues to assess and finalize the fair value of the assets acquired and the liabilities assumed.  The following table summarizes the estimated preliminary and adjusted fair values of the iEmployee assets acquired and liabilities assumed:

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

The following summary presents unaudited pro forma consolidated financial information for the three months ended April 30, 2007 and the nine months ended April 30, 2008 and 2007, as if the iEmployee acquisition had occurred as of August 1, 2006.  The pro forma consolidated financial information for the third fiscal quarter of 2008 is not presented since the iEmployee acquisition occurred prior to the start of this fiscal quarter and the combined financial results are reported on the Company’s condensed consolidated statement of operations for the three months ended April 30, 2008.  The pro forma information does not purport to be indicative of the actual results which would have occurred had the acquisition been completed as of August 1, 2006, nor is it necessarily indicative of the results of operations which may occur in the future.

	For the Three Months		For the Nine Months		For the Nine Months
	Ended April 30, 2007		Ended April 30, 2008		Ended April 30, 2007
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Revenues	$20,978	$22,288	$7,316	$8,329	$31,119	$35,236
Net (loss) income	6,046	6,223	(3,975)	(3,830)	10,094	10,676

Net (loss) income per common share:
Basic	$0.24	$0.20	$(0.13)	$(0.12)	$0.40	$0.35
Diluted	0.23	0.20	(0.13)	(0.12)	0.39	0.34

Weighted average shares outstanding:
Basic	25,596	30,691	29,667	32,776	25,488	30,582
Diluted	26,202	31,297	29,667	32,776	26,022	31,117

NOTE 3 — SALE OF ASSETS

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

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the three and nine months ended April 30, 2008 was $1,655 and $4,032, respectively. Comprehensive income for the three and nine months ended April 30, 2007 was $6,060 and $10,096, respectively.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination.  The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company will adopt these provisions for any business combination after August 1, 2009.  The adoption of Statement No. 141(R) may have an impact on Forgent’s accounting for future business combinations once adopted.

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three and nine months ended April 30, 2008 was $0 and $72, respectively.  Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three and nine months ended April 30, 2007 was $14 and $144, respectively.  The Company issued 140 and 396 shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the three and nine months ended April 30, 2008, respectively.  The Company issued 2 and 224 shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the three and nine months ended April 30, 2007, respectively.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

Forgent adopted FIN 48 as of August 1, 2007. FIN 48 applies to all “tax positions” accounted for under Statement No. 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:

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

FIN 48 requires the Company to make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

Forgent and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and certain foreign jurisdictions. Generally, the Company is no longer subject to examinations for U.S. federal income taxes for years prior to 2003 and for state income taxes for years prior to 2002. Examinations for foreign income taxes for previous years remain open, but tax considerations in those jurisdictions are not material to the Company.

The adoption of FIN 48 did not have a material impact on the Company’s financial statements or disclosures. As of August 1, 2007 and April 30, 2008, Forgent did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. Management does not anticipate that a significant increase or decrease to gross unrecognized tax benefits will be recorded during the next twelve months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, Forgent has no accrued interest and penalties.

NOTE 8 – RELATED PARTY TRANSACTIONS

As a result of the iEmployee acquisition, the Company leases approximately 9,000 square feet of office space in Mumbai, India for sales, marketing, development and support efforts.  The property is leased from a foreign company that is controlled by stockholders of the Company.  Under the lease agreement, the Company pays monthly rent of approximately $13 until December 2007 and approximately $10 thereafter.  During the three and nine months ended April 30, 2008, the Company incurred $30 and $79 in rent expenses related to this lease, respectively.

NOTE 9 - SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: software and services and intellectual property licensing.  Forgent’s software and services business provides customers with scheduling software, asset management software, workforce management software as well as software maintenance and support, installation and training services and hardware devices.  Under Forgent’s intellectual property licensing segment, the Company settled with the remaining defendants in the litigations related to its technologies embodied in U.S. Patent No. 4,698,672 and its foreign counterparts, as well as in U.S. Patent No. 6,285,746 during fiscal year 2007.  Going forward, Forgent does not anticipate generating additional licensing revenues related to these patents.  In order to evaluate the software and

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

services segment and the intellectual property licensing segment as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment.

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

The table below presents segment information about revenue from unaffiliated customers, gross margins and operating income (loss) for the three  and nine months ended April 30, 2008 and 2007:

	Software & Services	Intellectual Property Licensing	Corporate	Total

For the Three Month Period Ending April 30, 2008
Revenues from unaffiliated customers	$2,707	$—	$—	$2,707
Gross margin	2,068	—	—	2,068
Operating income (loss)	(512)	(61)	(1,075)	(1,648)

For the Three Month Period Ending April 30, 2007
Revenues from unaffiliated customers	$978	$20,000	$—	$20,978
Gross margin	782	9,408	—	10,190
Operating income (loss)	(500)	7,229	(690)	6,039

For the Nine Month Period Ending April 30, 2008
Revenues from unaffiliated customers	$7,316	$—	$—	$7,316
Gross margin	5,718	—	—	5,718
Operating income (loss)	(1,014)	(200)	(3,308)	(4,522)

For the Nine Month Period Ending April 30, 2007
Revenues from unaffiliated customers	$2,957	$28,162	$—	$31,119
Gross margin	2,259	14,027	—	16,286
Operating income (loss)	(941)	10,118	(2,333)	6,844

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1,400 for contingency fees and expenses related to the settlements from the litigation regarding the Company’s DVR patents.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $3,400, including attorneys’ fees and interest.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on the motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2,800 for recoveries related to the ‘746 patent and other amounts including attorney’s fees and interest.  Forgent disagrees with the Court’s ruling and is currently pursuing efforts to appeal this Court order.

The trial date for this litigation is currently scheduled for October 6, 2008.  However, management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Wild Basin

On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claims Wild Basin is in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to a pending lease assignment.  On October 19, 2007, Forgent amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.  On June 2, 2008, Wild Basin filed a counterclaim seeking a declaratory judgment that it had complied with its obligations under the lease and was seeking the recovery of attorney’s fees.  On June 5, 2008, Forgent amended its petition to request the Court make declaratory judgments on several issues in the case and to include as a breach of contract claim its claim for withholding amounts that should have been distributed by Wild Basin in the past pursuant to the lease.  Forgent is seeking to recover all damages as a result of the delay in closing its pending assignment and amounts not distributed in the past, among other damages.  The Company anticipates participating in mediation with Wild Basin in July 2008. The trial date for this litigation has been re-scheduled for July 21, 2008.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of April 30, 2008 and July 31, 2007, and for the three and nine months ended April 30, 2008 and 2007, should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.asuresoftware.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2008	2007	2008	2007

Software & services revenues	100%	5%	100%	10%
Intellectual property licensing revenues	—	95	—	90
Gross margin	76	49	78	52
Selling, general and administrative	109	19	114	29
Research and development	23	1	21	1
Amortization of intangible assets	6	—	5	—
Total operating expenses	137	20	140	30
Other income, net	3	1	8	11
Net income (loss)	(58)%	29%	(54)%	32%

THREE AND NINE MONTHS ENDED APRIL 30, 2008 AND 2007

Revenues

Revenues for the three months ended April 30, 2008 were $2.7 million, a decrease of $18.3 million, or 87%, from the $21.0 million reported for the three months ended April 30, 2007. Revenues for the nine months ended April 30, 2008 were $7.3 million, a decrease of $23.8 million, or 76%, from the $31.1 million reported for the nine months ended April 30, 2007. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, workforce management software, software maintenance and support services, professional services, installation and training services and hardware devices, as well as royalties and settlements received from licensing the Company’s intellectual property.

Forgent did not generate any intellectual property licensing revenues for the three and nine months ended April 30, 2008, which led to a decrease of $20.0 million for the three months ended April 30, 2008 and $28.2 million for the nine months ended April 30, 2008.  In prior fiscal years, the Company’s intellectual property licensing revenues were derived from licensing U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and U.S. Patent No 6,285,746 (the “ ‘746 patent”).  However, the ‘672 patent has expired and the ‘746 patent will be expiring in May 2011.  Additionally, the litigations related to these two patents were concluded in fiscal year 2007. Therefore, management does not anticipate any additional licensing revenues from these patents.

Software and Services Business

Revenues for the three months ended April 30, 2008 were $2.7 million, an increase of $1.7 million, or 177%, from the $1.0 million reported for the three months ended April 30, 2007. Revenues for the nine months ended April 30, 2008 were $7.3 million, an increase of $4.3 million, or 147%, from the $3.0 million reported for the nine months ended April 30, 2007.  Software and services revenues as a percentage of total revenues were 100% and 5% for the three months ended April 30, 2008 and 2007, respectively.  Software and services revenues as a percentage of total revenues were 100% and 10% for the nine months ended April 30, 2008 and 2007, respectively.  Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software, including Meeting Room Manager (“MRM”) and Visual Asset Manager (“VAM”), and sales of the Company’s iEmployee workforce management software, including Time & Attendance, HR & Benefits and Pay Stubs.  Also included in this segment’s revenues are software maintenance and support services, professional services, such as add-on software customization, installation and training, and hardware devices.

During the three and nine months ended April 30, 2008, increases in software subscription revenues, software license revenues and maintenance revenues accounted for approximately 88% and 87%, of the $1.7 million and $4.3 million increases in revenues, respectively.  In October 2007, the Company acquired the iEmployee workforce management software.  The workforce management software, as well as the Company’s MRM On Demand software, are delivered to customers under the “SaaS” model, which is software as a service on a subscription basis.  The SaaS model allows customers to use Forgent’s software without installing or maintaining it on their own servers.  The acquisition of iEmployee and the continued growth of MRM On Demand led to a $1.2 million and $2.8 million increase in service revenues for the three and nine months ended April 30, 2008, respectively.  During the third fiscal quarter, Forgent started bundling some of its more popular products to match its customers’ buying patterns and simplify its product line.

Software license revenues increased by $0.2 million and $0.6 million, for the three and nine months ended April 30, 2008, respectively.  In addition to the enhancements to the MRM Outlook® Scheduling interface and MRM Active Directory released during the fourth fiscal quarter of 2007, Forgent further enhanced the MRM Outlook® Scheduling functionality by introducing new flexible and customizable fields during the third fiscal quarter of 2008.  These enhanced features continue to attract enterprise companies and Forgent continues to generate increased sales to this market segment, which is driving sales with higher average sales prices during the three and nine months ended April 30, 2008, as compared to the three and nine months ended April 30, 2007.  Additionally, in January 2008, Forgent released MRM 7.6, which included a new import capability with the SunGard Higher Education Banner®, a collegiate course scheduling solution widely used by higher education institutions which is one of Forgent’s more significant vertical markets.  These product enhancements and Forgent’s expanded sales and marketing workforce have generated the increases in software license revenues during fiscal 2008.  The increased sales in software license, as well as the continued pursuit of maintenance renewals, led to additional sales of maintenance and support contracts, which increased maintenance revenues by $0.1 million and $0.4 million for the three and nine months ended April 30, 2008, respectively.

During fiscal 2008, the Company has generated more sales from Fortune 500 companies than during fiscal 2007.  As a result, Forgent generated approximately 35% and 35% of the Company’s revenues from the education, governmental, healthcare and legal sectors during the three and nine months ended April 30, 2008, respectively, as compared to 61% and 55% during the three and nine months ended April 30, 2007, respectively.  Forgent will continue to target small and medium businesses and divisions of enterprises and utilize marketing programs in certain vertical markets as appropriate.  As the Company finalizes the integration of the iEmployee operations, continues the development of its sales force to increase sales performance, and releases new software updates and enhancements, management believes its revenues will increase.

Gross Margin

Gross margin for the three months ended April 30, 2008 was $2.1 million, a decrease of $8.1 million, or 80%, from the $10.2 million reported for the three months ended April 30, 2007. Gross margin for the nine months ended April 30, 2008 was $5.7 million, a decrease of $10.6 million, or 65%, from the $16.3 million reported for the nine months ended April 30, 2007. Gross margin as a percentage of total revenues were 76% and 49% for the three months ended April 30, 2008 and 2007, respectively.  Gross margin as a percentage of total revenues were 78% and 52% for the nine months ended April 30, 2008 and 2007, respectively.

The $8.1 million decrease in gross margin for the three months ended April 30, 2008, as compared to the three months ended April 30, 2007, is due primarily to the $9.4 million decrease in gross margin resulting from the intellectual property licensing segment.  Similarly, the $10.6 million decrease in gross margin for the nine months ended April 30, 2008, as compared to the nine months ended April 30, 2007, is due primarily to the $14.0 million decrease in gross margin resulting from the intellectual property licensing segment.  Since the litigations related to the ‘672 patent and the ‘746 patent were concluded during fiscal year 2007 and no revenues were generated from the intellectual property licensing segment during fiscal 2008, the decline in intellectual property licensing revenues has adversely affected the Company’s total gross margin.  However, gross margin as a percentage of total revenues has improved significantly from 49% to 76% during the three months ended April 30, 2008 and from 52% to 78% during the nine months ended April 30, 2008, as compared to the respective periods ending April 30, 2007.  This improvement is due to the higher margins achieved by the software and services segment, as compared to the intellectual property licensing segment.

Software and Services Business

Gross margin for the three months ended April 30, 2008 was $2.1 million, an increase of $1.3 million, or 165%, from the $0.8 million reported for the three months ended April 30, 2007. Gross margin for the nine months ended April 30, 2008 was $5.7 million, an increase of $3.5 million, or 153%, from the $2.2 million reported for the nine months ended April 30, 2007. Gross margin as a percentage of total revenues were 76% and 4% for the three months ended April 30, 2008 and 2007, respectively.  Gross margin as a percentage of total revenues were 78% and 7% for the nine months ended April 30, 2008 and 2007, respectively.

The cost of sales for the software and services segment is relatively fixed and results primarily from compensation expenses and related overhead expenses and the amortization of the Company’s purchased intangible assets.  These expenses represent approximately 61% and 60% of the total cost of sales during the three and nine months ended April 30, 2008, respectively.  In October 2007, the Company acquired the iEmployee workforce management software.  As a result of this acquisition, compensation and related overhead expenses associated with the iEmployee operations increased by $0.2 million and $0.6 million, which accounts for 55% and 64% of the total increase in cost of sales for the three and nine months ended April 30, 2008, respectively.  As part of the iEmployee integration process, management continues to investigate ways to maximize efficiencies within its company-wide operations in order to minimize these fixed costs without negatively affecting customer services and support.

Despite the overall increase in cost of sales, the stronger growth in revenues for the software and services segment caused the gross margin to increase as stated above and the gross margin as a percentage of revenues to increase from 76% for the nine months ended April 30, 2007 to 78% for the nine months ended April 30, 2008.  Although gross margin increased for the three months ended April 30, 2008, gross margin as a percentage of revenues decreased from 80% for the three months ended April 30, 2007 to 76% for the three months ended April

30, 2008.  This decrease in gross margin as a percentage of revenue is due primarily to the mix in gross margins contributed from the NetSimplicity operations and the newly acquired iEmployee operations.  As management implements strategies to maximize efficiencies throughout the Company, Forgent expects to improve its gross margin as a percentage of revenue from its iEmployee operations, which will lead to an overall improvement in its gross margin as a percentage of revenue.  Additionally, since Forgent expects to generate more sales, management expects gross margins to improve during the next fiscal quarter, in terms of total dollars, and to remain relatively consistent in terms of percentage of revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2008 were $3.0 million, a decrease of $1.0 million, or 26%, from the $4.0 million reported for the three months ended April 30, 2007. SG&A expenses for the nine months ended April 30, 2008 were $8.3 million, a decrease of $0.7 million, or 7%, from the $9.0 million reported for the nine months ended April 30, 2007. SG&A expenses as a percentage of total revenues were 109% and 19% for the three months ended April 30, 2008 and 2007, respectively.  SG&A expenses as a percentage of total revenues were 114% and 29% for the nine months ended April 30, 2008 and 2007, respectively.

SG&A expenses during the three months ended April 30, 2008 decreased $1.5 million due to the decrease in legal expenses generated from the intellectual property licensing segment.  Since the litigations related to the ‘672 patent and the ‘746 patent were concluded in fiscal year 2007, Forgent incurred minimal legal expenses from its intellectual property licensing business during the three months ended April 30, 2008, as compared to the three months ended April 30, 2007.  The decrease in these legal expenses was offset by a $0.4 million increase in SG&A expenses related to the iEmployee operations.  Since the iEmployee operations were acquired in October 2007, no SG&A expenses related to the iEmployee operations were incurred during the three months ended April 30, 2007.

Similarly, SG&A expenses during the nine months ended April 30, 2008 decreased $2.2 million due to the decrease in legal expenses generated from the intellectual property licensing segment.  The decrease in these legal expenses was offset by a $0.9 million increase in SG&A expenses related to the acquired iEmployee operations and a $0.7 million increase in compensation expenses related to sales and marketing personnel.  During fiscal 2008, Forgent hired additional sales personnel such that each sales representative could specialize in the Company’s software and services and focus on certain industries and/or smaller territories.  Forgent’s expanded sales force continues to operate through a low-cost direct web and telesales model.  Additionally, Forgent hired a Director of Marketing and other marketing personnel to concentrate on creating and expanding market awareness of the Company’s software and services.  In addition to the appealing features of its software products and services, management believes the additional personnel have contributed to the increase in revenues during the three and nine months ended April 30, 2008.  Management anticipates further increases in revenues as the Company’s expanded sales and marketing workforce achieves its full productivity potential in building greater market awareness and generating increased sales.

Forgent will also continue to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.

Research and Development

Research and development (“R&D”) expenses for the three months ended April 30, 2008 were $0.6 million, an increase of $0.4 million, or 242%, from the $0.2 million reported for the three months ended April 30, 2007. R&D expenses for the nine months ended April 30, 2008 were $1.5 million, an increase of $1.1 million, or 261%, from the $0.4 million reported for the nine months ended April 30, 2007. R&D expenses as a percentage of total revenues were 23% and 1% for the three months ended April 30, 2008 and 2007, respectively.  R&D expenses as a percentage of total revenues were 21% and 1% for the nine months ended April 30, 2008 and 2007, respectively.

Approximately 83% of the $0.4 million increase in R&D expenses during the three months ended April 30, 2008 and approximately 78% of the $1.1 million increase in R&D expenses during the nine months ended April 30, 2008 are due to the acquisition of the iEmployee R&D workforce and operations in October 2007.  As the Company further integrates the iEmployee R&D workforce into the existing R&D team, management is continuing to explore opportunities to create synergies within the group and is investigating all methods for managing its R&D efforts in the most cost-effective manner.

During the three months ended April 30, 2008, Forgent released an improved version of iEmployee’s Time and Attendance product, which added an interface to iClock Advanced, a web-based punch clock that provides new capabilities and greater flexibility in order to serve a broader range of customers and meet more complex customer requirements by allowing companies to easily manage their employees’ schedules.  Additionally, Forgent announced the release of a new version of its iEmployee HR & Benefits offering, which introduced new features to help the HR or Benefits administrator exercise better control over the benefits work flow through an easier interface, broadened capabilities to configure various parts of the benefit plans and increased flexibility.   During the third fiscal quarter, Forgent also released MRM 7.7, which improved the MRM Enterprise Outlook® Scheduling functionality by introducing new flexible and customizable fields.  As Forgent continues to develop and improve all of it products and services, management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue.

Other Income and Expenses

Other income and expenses for the three months ended April 30, 2008 were $0.1 million, a decrease of $0.1 million, or 50%, from the $0.2 million reported for the three months ended April 30, 2007. Other income and expenses for the nine months ended April 30, 2008 were $0.6 million, a decrease of $2.8 million, or 83%, from the $3.4 million reported for the nine months ended April 30, 2007. Other income and expenses as a percentage of total revenues were 3% and 1% for the three months ended April 30, 2008 and 2007, respectively.  Other income and expenses as a percentage of total revenues were 8% and 11% for the nine months ended April 30, 2008 and 2007, respectively.

The $2.8 million decrease for the nine months ended April 30, 2008 resulted from the sale of assets during the second fiscal quarter of 2007.  In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS for $3.2 million.  Upon closing, Forgent received $2.9 million of the purchase price, all of which was recorded as a gain on sale of assets.  The remaining balance of $0.3 million is held in escrow for two years for indemnity claims.

Net (Loss) Income

Forgent incurred a net loss of $1.6 million, or $0.05 per share, during the three months ended April 30, 2008 compared to a net income of $6.0 million, or $0.23 per share, during the three months ended April 30, 2007. Forgent incurred a net loss of $4.0 million, or $0.14 per share, during the nine months ended April 30, 2008 compared to a net income of $10.1 million, or $0.39 per share, during the nine months ended April 30, 2007. Net (loss) income as a percentage of total revenues were (58%) and 29% for the three months ended April 30, 2008 and 2007, respectively. Net (loss) income as a percentage of total revenues were (54%) and 32% for the nine months ended April 30, 2008 and 2007, respectively. The $7.6 million decrease in the Company’s net income during the three months ended April 30, 2008, as compared to the three months ended April 30, 2007, is primarily attributable to the $9.4 million decrease in gross margin from the intellectual property licensing business.  Similarly, the $14.1 million decrease in the Company’s net income during the nine months ended April 30, 2008, as compared to the nine months ended April 30, 2007, is primarily attributable to the $14.0 million decrease in gross margin from the intellectual property licensing business.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE NINE
	MONTHS ENDED
	APRIL 30,
	2008	2007
	(in thousands)

Working capital	$11,449	$20,951
Cash, cash equivalents and short-term investments	16,122	26,147
Cash (used in) provided by operating activities	(11,926)	10,854
Cash used in investing activities	(8,737)	(1,978)
Cash provided by (used in) financing activities	13	(457)

Cash used in operating activities was $12.0 million for the nine months ended April 30, 2008 due primarily to a $4.0 million net loss and an $8.2 million decrease in accounts payables. Cash provided by operating activities was $10.9 million for the nine months ended April 30, 2007 due primarily to the $10.1 million in net income and a $9.1 million increase in accounts payables, which were offset by a $10.1 million increase in accounts receivables. During the nine months ended April 30, 2008, Forgent paid its legal counsel $7.4 million in contingency fees related to its ‘746 patent’s settlement and license agreements.  The Company will pay the related contingency fees to Jenkens & Gilchrist, P.C. (“Jenkens”) in a future period, once the litigation with Jenkens is finalized.  Forgent’s average days sales outstanding for its software and services segment was 39 days for the third fiscal quarter of 2008, an improvement over the 46 days for the third fiscal quarter of 2007.

Cash used in investing activities was $8.7 million for the nine months ended April 30, 2008 due primarily to $7.3 million paid in cash related to the iEmployee acquisition and $1.3 million purchase of short-term investments.  Cash used in investing activities was $2.0 million for the nine months ended April 30, 2007 due primarily to $1.5 million in net purchases of short-term investments.  Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  During the nine months ended April 30, 2008, Forgent shifted its investment portfolio to investments with slightly longer maturities in order to maximize its interest income.  As a result of this shift and the increase in the average cash equivalents and short-term investment balances during the nine months ended April 30, 2008, Forgent achieved an 8% increase in interest income during the nine months ended April 30, 2008, as compared to the nine months ended April 30, 2007.

Approximately 44% of Forgent’s purchased fixed assets during the nine months ended April 30, 2008 related to leasehold improvements for the Company’s expanded sales force and for one subtenant.  In addressing all operational and facility capital requirements, management continues to evaluate how best to manage operations without expending significant additional resources and is maximizing its existing office space to facilitate the growth of its software business.  Management does not anticipate any significant capital expenditures during the fourth fiscal quarter of 2008.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses.  The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.   Forgent’s future minimum lease payments under all operating and capital leases as of April 30, 2008 are as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Operating lease obligations	$16,933	$3,693	$6,889	$6,351	$—
Capital lease obligations	60	34	26	—	—
Total	$16,993	$3,727	$6,915	$6,351	$—

Approximately 98% of the Company’s operating lease obligations relates to its corporate office location at Wild Basin in Austin, Texas.  As of April 30, 2008, Forgent had approximately $5.6 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.5 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.

Cash provided by financing activities was $13 thousand for the nine months ended April 30, 2008. Cash used in financing activities was $0.5 million for the nine months ended April 30, 2007 due primarily to the repayment of Forgent’s outstanding notes payable.  Although no debt was outstanding as of April 30, 2008, Forgent had $1.0 million available from a credit line from Silicon Valley Bank.  This credit line expired on May 1, 2008.  Forgent is currently working with Silicon Valley Bank to renew this source of financing and management anticipates obtaining similar terms of interest at prime plus 0.75% and monthly installments over a three year term for the future credit line.

Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the nine months ended April 30, 2008 or 2007.  As of April 30, 2008, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the authority to repurchase approximately 1.2 million additional shares.  Management will periodically assess repurchasing additional shares in fiscal year 2008, depending on the Company’s cash position, market conditions and other factors.

As of April 30, 2008, Forgent’s principal source of liquidity consisted of $16.1 million in cash, cash equivalents and short-term investments.  Management currently plans to utilize its cash balances to continue developing its software business by making prudent investments when necessary, continue exploring potential opportunities in acquiring a growing and profitable public or privately held technology business or product line, and may repurchase outstanding shares.  There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced due to the iEmployee acquisition, potential other acquisitions and other business factors. Management believes that the Company has sufficient capital and liquidity to fund and cultivate the growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency reserves, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during the recent acquisition. These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure relates to interest rate risk. Forgent’s interest income is sensitive to changes in U.S. interest rates.  However, due to the relatively short-term nature of the Company’s investments, Forgent does not consider these risks to be significant.  For additional Quantitative and Qualitative Disclosures about Market Risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2007.

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

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2008.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Due to the acquisition of iEmployee in October 2007, Forgent is required to implement internal controls related to those operations. As of April 30, 2008, the Company has not tested the operating effectiveness of the internal controls related to iEmployee or the integration of iEmployee. In compliance with the Public Company Accounting Oversight Board’s and the Securities and Exchange Commission’s regulations and guidance, Forgent will not report on the effectiveness of iEmployee’s internal controls over financial reporting under the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for fiscal 2008.

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

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on a motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2.8 million for recoveries related to the ‘746 patent and other amounts including attorney’s fees and interest.  Forgent disagrees with the Court’s ruling and is currently pursuing efforts to appeal this Court order.

The trial date for this litigation is currently scheduled for October 6, 2008.  However, management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Wild Basin

On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claims Wild Basin is in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to a pending lease assignment.  On October 19, 2007, Forgent amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.  On June 2, 2008, Wild Basin filed a counterclaim seeking a declaratory judgment that it had complied with its obligations under the lease and was seeking the recovery of attorney’s fees.  On June 5, 2008, Forgent amended its petition to request the Court make declaratory judgments on several issues in the case and to include as a breach of contract claim its claim for withholding amounts that should have been distributed by Wild Basin in the past pursuant to the lease.  Forgent is seeking to recover all damages as a result of the delay in closing its pending assignment and amounts not distributed in the past, among other damages.  The Company anticipates participating in mediation with Wild Basin in July 2008. The trial date for this litigation has been re-scheduled for July 21, 2008.

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

Re-examination of United States Patent No. 4,698,672

On January 31, 2006, the USPTO granted a petition to re-examine the Company’s U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and subsequently issued its first office action on May 25, 2006.  Forgent responded to this first office action, which confirmed 27 of the 46 claims in the ‘672 patent.  On March 26, 2007, the USPTO issued its final office action, which affirmed its first office action.  Forgent responded to the USPTO on May 11, 2007.  On January 11, 2008, the Company received the USPTO’s notice of intent to issue an Ex-Parte Reexamination Certificate.  On April 15, 2008 Forgent received the USPTO’s Ex-Parte Reexamination Certificate, which affirmed its previous office actions.  The Company currently has no plans to pursue this matter further.

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

On February 4, 2008, Forgent received a Nasdaq deficiency letter indicating that, for 30 consecutive business days, the bid price per share of the Company’s common stock closed below the minimum $1.00 per share requirement.  Therefore, its common stock is subject to potential delisting from the Nasdaq Global Market Exchange pursuant to Nasdaq Marketplace Rule 4450(a)(5). The Company was provided 180 calendar days, or until August 4, 2008, to regain compliance by maintaining a share price in excess of $1.00 for ten consecutive business days. If the Company cannot achieve compliance with the minimum share price requirement by August 4, 2008, Nasdaq will provide written notification that the Company’s securities will be de-listed from the Global Market Exchange.

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

Although Forgent generated net income for the year ended July 31, 2007, the Company incurred losses during the prior fiscal years and during the nine months ended April 30, 2008.  The net income during fiscal year 2007 was due to the income generated from the intellectual property licensing segment, which is no longer generating revenue.  Additionally as of April 30, 2008, Forgent had an accumulated deficit of $242.4 million and may incur additional losses in the future.  Continued losses may cause existing and new customers to question the Company’s viability and be reluctant to purchase from the Company.  If Forgent is unable to increase its sales due to such concerns, revenues will decline, which would further adversely affect the Company’s operating results. Therefore, there are no assurances that the Company can achieve or generate sufficient revenues to realize profitability.

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

In the past, the Company’s revenues and operating results have varied significantly from quarter to quarter due to the various events primarily experienced by the intellectual property licensing segment.  Although management expects that revenues and operating results may fluctuate less from quarter to quarter in the future, any fluctuation from Forgent’s operations may lead to reduced prices for the Company’s common stock.  Several factors may cause the quarterly results to fluctuate, including:

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

Forgent relies on the continued contributions of its senior management, and its sales and marketing, professional services and finance personnel. Forgent’s success depends upon its ability to attract, hire and retain highly qualified and experienced personnel, especially software developers and engineers who design and develop software applications in order to keep pace with client demand for rapidly evolving technologies and varying client needs.  The Company’s operations are also dependent on the continued efforts of its executive officers and senior management, including iEmployee’s senior management and the senior management of any business it may acquire in the future.  If any of the Company’s key personnel or senior management is unable or unwilling to continue in his or her present role, or if Forgent is unable to attract, train, retain and manage its employees effectively, Forgent could encounter difficulties in developing new products and product enhancements, generating revenue through increased sales efforts and/or providing high quality customer service.

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

FORGENT NETWORKS, INC.

Date: June 16, 2008	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Date: June 16, 2008	By:	/s/ JAY C. PETERSON
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