Form 10-K
period 2008-07-31
FORGENT NETWORKS  INC
filed 2008-11-06
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes  ☐     No ☒

The aggregate market value of the 23,565,315 shares of the registrant’s Common Stock held by nonaffiliates on January 31, 2008 was approximately $16,260,067. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 31, 2008 there were 31,108,839 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

PART I

ITEM 1.                            BUSINESS

GENERAL

Forgent Networks, Inc. a Delaware corporation d/b/a Asure Software (“Forgent” or the “Company”), is a provider of web-based workforce management solutions and a licensor of intellectual property.  The Company was incorporated in 1985 and has principal executive offices located at 108 Wild Basin Road, Austin, Texas 78746.  The Company telephone number is (512) 437-2700 and the Company website is www.asuresoftware.com.  The Company does not intend for information contained on its website to be part of this Annual Report on Form 10-K (the “Report”).  Forgent makes available free of charge, on or through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the Securities and Exchange Commission.

The Company has two main business segments.  First, as a software and services provider, the Company offers web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.  Second, as a licensor of intellectual property, Forgent primarily enters into one-time intellectual property license agreements with companies for the Company’s patented technologies. In recent years, Forgent’s success was largely dependent on its ability to license and commercialize its patent portfolio and other intellectual property.  However, with the conclusion of certain patent litigations in fiscal year 2007, the Company has substantially exhausted its existing patent licensing revenue sources.

In September 2007, the Company announced the re-branding of its corporate name to “Asure Software.”  In October 2007, Forgent acquired all of the outstanding capital stock of iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions under the trade name “iEmployee.” These two events were designed to refocus the Company’s efforts toward the software and services business and away from the intellectual property licensing business.  As a result of the iEmployee acquisition, the Company currently offers two main product lines in its software and services business: NetSimplicity and iEmployee.  Forgent’s NetSimplicity product line, which is sold through a web and telesales business model, includes its flagship product, Meeting Room Manager (“MRM”), which automates the entire facility scheduling process including reserving rooms, requesting equipment, ordering food, sending invitations and reporting on the meeting environment.  The Company also develops and markets NetSimplicity’s Visual Asset Manager (“VAM”) product, a web based management tool that enables companies to efficiently inventory, track and manage their fixed, mobile and IT assets across the entire organization.  The iEmployee product line is sold through direct sales and resellers.  iEmployee’s web-based solutions, which include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others, help simplify the HR process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information.

With the acquisition of iEmployee and the continued growth of its NetSimplicity product line, management believes the Company will be able to grow its software and services segment, which is the primary generator of revenues and cash flows on a going forward basis.  Additional business segment information is contained elsewhere in this Report, including under Item 7 of Part II (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in the “Segment Information” footnote in the accompanying financial statements. Forgent also continues to explore other strategic growth opportunities as well as options for increasing return on shareholder value.  However, uncertainties and challenges remain and there can be no assurances that Forgent’s current strategy will be successful.

On February 4, 2008, Forgent received a Nasdaq deficiency letter indicating that, for 30 consecutive business days, the bid price per share of the Company’s common stock closed below the minimum $1.00 per share requirement.  Therefore, the Company’s common stock was subject to potential delisting from the Nasdaq Global Market Exchange pursuant to Nasdaq Marketplace Rule 4450(a)(5). The Company was provided 180 calendar days, or until August 4, 2008, to regain compliance by maintaining a share bid price in excess of $1.00 for ten consecutive business days. Forgent worked to regain compliance through improving its operating results, but it was unable to regain compliance with the minimum bid requirement.  Consequently, Forgent applied for a transfer listing on the Nasdaq Capital Market.  Nasdaq approved the application and transferred the Company’s securities to the Nasdaq Capital Market, effective September 19, 2008.  As a result of this transfer, Forgent was provided an additional 180 calendar days, beginning from the original August 4, 2008 deadline, or until February 2, 2009, to regain compliance with the minimum $1.00 share bid price requirement.

Due to current unprecedented market conditions, on October 16, 2008, Nasdaq suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  The rules will be reinstated on January 19, 2009.  Consequently, on October 22, 2008, Forgent received a Nasdaq letter extending the revised compliance deadline from February 2, 2009 to May 5, 2009.  If the Company cannot achieve compliance with the minimum share price requirement by May 5, 2009, Nasdaq will provide written notification that the Company’s securities will be de-listed from the Capital Market Exchange.

SOFTWARE AND SERVICES BUSINESS

Products and Services

As Asure Software, Forgent offers web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.  The workforce management solutions include scheduling software, asset management software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support, installation and training and other professional services.

The Company’s NetSimplicity line of software products enable corporations, educational institutions, law firms and healthcare facilities, in the United States and worldwide, to more effectively manage shared office space, equipment, assets and resources.  Now in its seventh major release, Meeting Room Manager has evolved into a scheduling solution that enables organizations to better manage their meeting environment by managing everything related to the meeting environment, including rooms, catering, A/V, equipment, setup and other resources and services.  MRM has a number of interface options including a web-based Microsoft Outlook® or a LCD Panel interface.  MRM is marketed both on an in-house installed, perpetual license basis, and on a hosted subscription, software-as-a-service (“SaaS”) basis.  The Company also offers complementary LCD panels as optional add-ons as a means to access its scheduling software and book rooms ad hoc via panel interfaces.

In November 2007, the Company introduced its new NetSimplicity Mobile Workforce Manager software, an office hoteling scheduling solution that enables flex-work and mobile employees to secure workspace on demand when they come into the office or travel between company locations.  Mobile Workforce Manager presents users a web based office floor plan, allowing users to book available cubes, offices and other shared workspace.  Mobile Workforce Manager can be used on a stand-alone basis, or in tandem with MRM, to enable flex-work and mobile workers to also book meeting space from the Mobile Workforce Manager interface.

Visual Asset Manager is a web-based asset management solution that helps customers efficiently administer its assets by automatically locating and tracking IT assets, such as computers and software, and managing these assets as well as other office equipment, furniture and fixed assets across the organization.  VAM provides a visual, floor plan oriented, web-based interface that makes the software easy to deploy in any environment.  VAM also allows an organization to map and display the locations of each asset on its floor plans and to track maintenance coverage, equipment leases, warranties, repairs and depreciation for each asset in its inventory, in a simple and cost-effective manner.  Forgent also offers optional barcode scanners to complement its asset management software.

The Company’s iEmployee suite of human resources and time and attendance software enables small to medium businesses to transition to an online, self-service human resources process, thereby improving accuracy and reducing administrative costs.  All iEmployee products are offered on a hosted subscription, SaaS basis, which saves customers the need to install software or maintain hardware and provides customers a quick and easy way to implement a fully-automated human resource information system solution.  Additionally, iEmployee products are integrated with over 50 leading payroll and benefits providers, allowing customers to advance to online, self-service HR without significant switching costs.  The Company’s two primary iEmployee products are Time & Attendance and HR & Benefits.

iEmployee’s Time & Attendance solution enables organizations to manage hourly time tracking, project time tracking and paid-time-off in one unified system, thus eliminating paper timekeeping hassles. It provides automated workflows to increase manager and employee productivity and automatically enforces company policies and business rules, eliminating costly time-reporting and calculation errors.  In June 2007, the Company introduced the iEmployee EasyTouch Time Clock, a small touch-screen enabled Internet appliance that allows employers to capture employee time punches through a full range of biometric and card recognition options and provides employees with real-time access to schedules, time-off balances and attendance history.  The combination of Time & Attendance and EasyTouch Time Clock offers customers a comprehensive web and physical time clock time and attendance system that is affordable and easy to deploy.

By providing HR managers an efficient means to manage the hiring process, performance reviews, bonuses, compensation, open enrollment, employee self-service, and benefits administration, iEmployee’s HR & Benefits solution significantly reduces the HR administrative burden, eliminates paper and paper processing costs and simplifies compliance with regulatory statutes. Built on a foundation of effective self-service features that are easy to use, HR & Benefits can transform the human resource process from a focus heavily weighted on paperwork to a direct focus on the employees.

                                                Support and professional services are another key element of Forgent’s software and services business. As an extension of its perpetual software product offerings, NetSimplicity offers its customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to the Company’s software products, all without any additional cost to the customer.  At the customer’s request, the Company provides installation of and training on its products, add-on software customization, and other professional services.

Product Development

The technology industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs and continual improvement in product performance characteristics.  To be successful, Forgent must be cost-effective and timely in enhancing its current software applications, developing new innovative software solutions that address the increasingly sophisticated and varied needs of an evolving range of customers, and anticipating technological advances and evolving industry standards and practices.

NetSimplicity’s development team, based in Vancouver, British Columbia, Canada, consists of skilled software developers, testers and technical writers who work closely with the Company’s sales and marketing teams to build products based on market requirements and customer feedback.  The iEmployee development team, based in Warwick, Rhode Island and Mumbai, India, is staffed with software architects, developers, quality assurance engineers and support specialists who work closely with the Company’s customers to enhance the new releases of the iEmployee suite of products.

The Company’s research and development strategy is to continue to enhance the functionality of its software products through new releases and new feature developments.  Forgent will also continue to evaluate opportunities for developing new software so that organizations may further streamline and automate the tasks associated with administering their businesses.  The Company seeks to simultaneously allow organizations to improve their productivity while reducing their costs associated with those business tasks.

Despite the Company’s best efforts, there can be no assurance that Forgent will complete its existing and future development efforts or that its new and enhanced software products will adequately meet the requirements of the marketplace and achieve market acceptance.  Additionally, Forgent may experience difficulties that could delay or prevent the successful development or introduction of new or enhanced software products.  In the case of acquiring new or complementary software products or technologies, the Company may not be able to integrate the acquisitions into its current product lines.  Furthermore, despite extensive testing, errors may be found in the Company’s new software products or releases after shipment, resulting in a diversion of development resources, increased service costs, loss of revenue and/or delay in market acceptance.

Sales and Distribution

                                                Forgent’s software products and services are sold primarily through a direct web and telesales model, which enables the Company to sell its software solutions in an efficient, cost-effective manner. The prospective customer visits one of the Company’s two product line websites, either NetSimplicity or iEmployee, gathers the needed product information, and can optionally register for webcasts, product demonstrations, white papers and the like.  At that point, the prospective customer provides contact information via the website and a sales representative follows up to provide further information and conclude the sale.  In addition to this direct, inside sales model, the Company supplements these efforts with its partner programs described below.  By working with these partners, the Company expands the reach of its direct sales force and gains access to key opportunities in major market segments worldwide.  The Company has two distinct levels of partners in its Partner Program: Reseller Partners and Referral Partners.

                                                Reseller Partners are companies that represent the Company in geographies outside the United States and in the Federal government and companies with complimentary offerings to either the NetSimplicity product line or the iEmployee product line.  Reseller Partners commit to a minimum level of business per year with the Company and receive a channel discount for that commitment.  The Company’s Reseller Partners outside the United States include: BusinessSolve, Ltd. in the United Kingdom, Novera in Australia, and Isyd in Germany, all of whom represent the NetSimplicity product line.  The Company also has several Reseller Partners that represent NetSimplicity software in the Federal government space.  Resellers of iEmployee include Ceridian Corporation in the United States, a leading provider of human resource outsourcing solutions.

                                                Referral Partners provide the Company with the name and particular information about a customer and its needs as a sales lead.  If the Company accepts the sales lead, registers it for a particular Referral Partner and subsequently makes a sale as a direct result of such a lead, the Company will pay the Referral Partner a sales lead referral fee.  Currently, the Company has a number of Referral Partners including PolyVision Corp./Steelcase and e-Innovative Solutions for the NetSimplicity product line and Oasis Advantage for iEmployee’s Time & Attendance product.

The Company also has a “digital signage solutions” partner program, which enables it to resell digital signage hardware to complement MRM.  Partners in this program include four vendors: Advantech, Tablet Kiosk, the CRE Group and JANUS Digital Displays.  NetSimplicity has experienced successful customer deployments with each vendor’s hardware.

Competition

Forgent’s NetSimplicity line of scheduling and asset management software products has a competitive advantage in the marketplace by being able to automate business processes that are otherwise typically performed manually or with the assistance of general-purpose office software tools such as Microsoft Outlook®, Exchange® or Excel®.  MRM competes with other scheduling software applications offered by companies such as PeopleCube, Dean Evans and Associates, and Emergingsoft.  The principal competitive advantages of MRM with respect to these other products include MRM’s broad product capabilities, more customizable user interface, and price. VAM currently competes with products offered by companies such as NuMara Software, Archibus, Inc., and Sage Software, Inc. but has advantages over those products in the areas of ease of use, product features and price.

                                                Forgent’s iEmployee line of human resource and time and attendance software has a competitive advantage in the marketplace by being able to serve organizations looking for specific point-solutions as well as organizations looking for an integrated suite of solutions. By being able to compete tactically with point-solutions and strategically with an integrated suite of solutions, iEmployee can serve the needs of a broad spectrum of companies. While iEmployee has the advantage of flexibility, ease-of-use, affordability and speed of delivery, the Company faces certain challenges with various types of competitors:

• Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with a field-based sales team who meets and consults with prospects have an advantage. iEmployee does not have a field-based approach to sales but focuses instead on high-touch marketing campaigns and leveraging relationships with channel partners to build relationships with prospects.

• National payroll processors with loss-leader products. Large brand and market share vendors (like ADP, Inc.) can offer equivalent point solutions at little or no cost to prospects when in a competitive engagement because these loss leader products become inconsequential next to their core business offerings.

• Single application vendors. Vendors that offer similar point-solutions like Time & Attendance, Employee/Manager Self-Service, Paystubs, etc. can be perceived as better meeting an immediate and specific need.

Since the market for the Company’s products and services is subject to rapid technological change and since there are relatively low barriers to entry in the workforce management software market, the Company may encounter new entrants or competition from vendors in some or all aspects of its two product lines. Competition from these potential market entrants may take many forms. Some of the Company’s competitors, both current and future, may have greater financial, technical and marketing resources than the Company and, therefore, may be able to respond quicker to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Forgent is actively taking measures to effectively address its competitive challenges.  However, there can be no assurance that the Company will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.

Marketing

The Company’s software and services business has a large roster of more than 3,500 domestic and international customers. The consistent growth of the customer base relies on the development and implementation of a comprehensive integrated marketing plan.  Although the Company’s customers include many Fortune 500 companies, the marketing plan is primarily aimed at reaching small to medium-sized businesses and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific.  The integrated elements of Forgent’s marketing plan include a mix of demand generation, public relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from prospects, customers and other key stakeholders.  In terms of ongoing demand generation activities, the Company focuses its efforts primarily on Internet pay-per-click advertising, search engine optimization and email marketing.  Additional marketing mix elements include e-mail marketing, trade shows and print advertising.

Trademarks

                                                Due to its name change to the use of the d/b/a Asure Software, the Company has applied to register the “Asure Software” trademark with the U.S. Patent and Trademark Office (the “USPTO”).  The Company is also pursuing trademark registrations for the “Asure Software” trademark in other jurisdictions.  As a result of the iEmployee acquisition in October 2007, the Company holds the “iEmployee” trademark.

INTELLECTUAL PROPERTY LICENSING BUSINESS

Patent Licensing Program

The Company has historically expended significant efforts and incurred significant expenses identifying potential licensees and negotiating license agreements.  During the negotiations, the Company typically sought consideration for sales made prior to the effective date of the license agreement as well as a license fee or royalties for future sales.  Most of Forgent’s existing license agreements were fully paid upon signing and did not require further payments.  Additionally, Forgent recognized intellectual property licensing revenues and the related cost of sales in the period the license agreements were signed.  The cost of sales from the intellectual property licensing business related to contingent legal fees incurred on successfully achieving signed agreements as well as legal fees incurred based upon legal counsel’s time.

                                                Forgent garnered its licensing revenues primarily from two identified patents: U.S. Patent No. 4,698,672 (the “ ‘672 patent”), which relates to technology for compressing, storing and decoding full-color or gray images, and U.S. Patent No 6,285,746 (the “ ‘746 patent”), which relates to technology for storing and retrieving multimedia data in a manner that allows playback during recording.  The ‘672 patent expired in October 2006 and the ‘746 patent, which the Company developed and patented, expires in May 2011.

During fiscal year 2008, the Company did not actively pursue additional license agreements from the ‘672 patent, the ‘746 patent or any other patent, but Forgent continues to maintain a portfolio of patents and patent applications.  However, there can be no assurance that Forgent’s pending patent applications will be issued as patents or that the issued patents can be licensed and/or litigated successfully.  Furthermore, management believes any additional revenues to be generated from the Company’s remaining patent portfolio may be less than those generated historically.

Litigation

In June 2006, the United States District Court for the Northern District of California issued its claims construction ruling as to the Company’s litigations related to the ‘672 patent (the “ ‘672 Litigation”).  Such ruling favored the defendants’ claims construction in the ‘672 Litigation, with the Court ruling the claims to be limited to video. As a result of this unfavorable claims construction ruling, Forgent pursued settlement negotiations with the remaining defendants in the ‘672 Litigation and signed a Patent License and Settlement Agreement with those defendants in October 2006.

In April 2007 and June 2007, Forgent entered into settlement and license agreements with ten of the defendants in the Company’s litigation related to the ‘746 patent (the “ ‘746 Litigation”).  In May 2007, a jury for the United States District Court for the Eastern District of Texas, Tyler Division, found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of the two remaining defendants in the ‘746 Litigation.  On August 9, 2007, the Court ordered Forgent to remit payment to the defendant for reimbursement of certain litigation costs.  This payment was made on August 23, 2007.

As a result of the above license and settlement agreements signed during fiscal year 2007, the court rulings related to the ‘672 Litigation and the ‘746 Litigation, and management’s decision not to pursue those litigations further, Forgent considers the ‘672 Litigation and the ‘746 Litigation to be concluded.

EMPLOYEES

As of October 15, 2008, the Company had a total of 103 employees, 35 of whom reside in India, in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES

Research and development	27
Sales and marketing	32
Customer service and technical support	29
Finance, human resources and administration	15
Total	103

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

                                                The future performance of the Company depends largely on its ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced technical, sales, marketing and managerial personnel.  Forgent’s future development and growth depend on the efforts of key management personnel and technical employees. Competition for such personnel is intense. Although the Company does not generally enter into formal employment agreements with key management personnel or technical employees, Forgent uses incentives, including competitive compensation and stock option plans to attract and retain well-qualified employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Forgent’s key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICERS

                                                Forgent’s executive officers are as follows:

                                                Richard N. Snyder, age 63, joined the Company’s Board of Directors in December 1997 and became Chairman of the Board in March 2000. In June 2001, Mr. Snyder was named Forgent’s President and Chief Executive Officer. Mr. Snyder has over 32 years of senior management experience, including Founder and Chief Executive Officer at Corum Cove Consulting, LLC, Senior Vice President of Worldwide Sales, Marketing, Service and Support at Compaq Computer Corporation, Senior Vice President and General Manager at Dell Americas and Group General Manager of the Deskjet Products Group at Hewlett-Packard. Mr. Snyder received a Masters in Business Administration degree from Saint Mary’s College and a Bachelor of Science degree from Southern Illinois University.

                                                Jay C. Peterson, age 51, joined the Company in September 1995 as Manager of Corporate Planning and has served as Forgent’s Chief Financial Officer and Vice President of Finance since May 2000. Prior to joining the Company, Mr. Peterson performed as Assistant Controller with the Dell Direct Channel that generated $1 billion in annual sales at Dell Computer Corporation and held various financial positions during 11 years with IBM Corporation. Mr. Peterson holds a Masters in Business Administration degree and a Bachelor of Arts in Economics degree from the University of Wisconsin.

Nancy L. Harris, age 45, joined the Company in October 2001 as Vice-President of Marketing.  She currently serves as Forgent’s Chief Operating Officer and Senior Vice-President of Operations and is responsible for the daily operations of the Company’s software segment.  Ms. Harris has 23 years experience in the software industry, serving in both marketing and development capacities.  Prior to joining the Company, Ms. Harris was the Director of Marketing and Product Management at Clear Commerce, an Internet transaction-processing software company (2000 to 2001). Prior to that, Ms. Harris spent eight years with BMC Software in various positions including Director of Field Marketing, Director of Product Marketing and Development Manager. Ms. Harris also spent several years with Andersen Consulting in various capacities. Ms. Harris holds a Masters of Science in Marketing degree and a Bachelor of Science in Journalism degree from Northwestern University.

ITEM 1A. RISK FACTORS

                                                The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2.                            PROPERTIES

                                                Forgent leases approximately 137,000 square feet in Austin, Texas for use as its headquarters, including its sales and marketing operations.  The lease expires in March 2013.  Due to the downsizing of the Company on account of past divestitures and restructurings, Forgent has existing unoccupied leased space inventory, which it has actively subleased. During prior fiscal years, management calculated the economic value of the lost sublease rental income and recorded impairment charges to the Consolidated Statement of Operations.  As of July 31, 2008, Forgent had $0.5 million recorded as a liability on the Consolidated Balance Sheet related to these impairment charges at its Austin property.  Currently, the Company occupies approximately 19,000 square feet, subleases approximately 91,000 square feet and anticipates continuing to sublease the remaining under-utilized space.

                                                Forgent also leases approximately 4,000 square feet of office space in Vancouver, British Columbia, Canada.  The Canadian facility provides office space for sales and development efforts. As a result of the iEmployee acquisition in October 2007, the Company currently leases approximately 5,000 square feet in Seekonk, Massachusetts for sales and development efforts and approximately 3,000 square feet in Mumbai, India for sales, marketing, development and support efforts.  In October 2008, Forgent signed a lease for approximately 5,000 square feet of office space in Warwick, Rhode Island and is in the process of relocating its operations at the Seekonk office to the Warwick office.

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

                                                On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on the motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2.8 million for recoveries related to the ‘746 patent and other amounts including attorney’s fees and interest.  Forgent appealed this Court order, and on September 3, 2008, the Court granted Forgent’s Motion to Reconsider Order.  The trial date for this litigation is currently scheduled for April 27, 2009.

                                                Management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Litigation with Wild Basin

                                                On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claimed Wild Basin was in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to Forgent’s lease assignment to a third party.  On October 19, 2007, Forgent amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.

                                                On June 2, 2008, Wild Basin filed a counterclaim seeking a declaratory judgment that it had complied with its obligations under the lease and was seeking the recovery of attorney’s fees.  On June 5, 2008, Forgent amended its petition to request the Court make declaratory judgments on several issues in the case and to include as a breach of contract claim its claim for withholding amounts that should have been distributed by Wild Basin in the past pursuant to the lease.  Forgent sought to recover all damages as a result of the delay in closing its pending assignment and amounts not distributed in the past, among other damages.

                                                The trial for this litigation commenced on September 22, 2008.  Prior to the conclusion of the trial, Forgent and Wild Basin reached a settlement agreement, effective September 25, 2008.  This settlement agreement requires, among other terms, that Wild Basin consents to Forgent’s lease assignment.  In return, Forgent will pay Wild Basin $75 thousand.  Both parties agreed to mutually release claims against each other.  As required by the settlement agreement, Forgent expects to finalize the lease assignment by December 31, 2008.  However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.

Re-examination of United States Patent No. 6,285,746

On October 2, 2006, the United States Patent and Trademark Office (the “USPTO”) ordered an inter partes re-examination of the ‘746 patent and issued its first office action related to this re-examination on October 30, 2006.  This first action, which is not the final conclusion of the re-examination, rejected the five claims in the

‘746 patent.  Forgent responded to the USPTO.  On September 4, 2008, the Company received a Notification of Defective Paper in Re-exam from the USPTO.  Since management determined little benefit may be achieved in the future from upholding its claims, Forgent does not plan to pursue this matter further.

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

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                None.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

                                                The common stock of the Company was traded in the NASDAQ-National Market System under the symbol “FORG”.  Forgent changed its name to Asure Software, effective September 13, 2007, and is currently trading in the NASDAQ Capital Market System under the symbol “ASUR”.   The following table sets forth the high and low sales prices for the Company’s common stock for each full fiscal quarter of 2008 and 2007:

	FISCAL YEAR		FISCAL YEAR
	2008		2007
	HIGH	LOW	HIGH	LOW
1st Quarter	$1.49	$0.65	$0.70	$0.34
2nd Quarter	$1.39	$0.65	$2.00	$0.42
3rd Quarter	$0.90	$0.29	$1.67	$0.82
4th Quarter	$0.57	$0.28	$1.38	$0.80

DIVIDENDS

                                                The Company has not paid cash dividends on its common stock during fiscal years 2008 and 2007, and presently intends to continue a policy of retaining earnings for reinvestment in its business, rather than paying cash dividends.

HOLDERS

                                                As of October 23, 2008, there were approximately 10,054 stockholders of record of the Company’s common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                See “Equity Compensation Plan Information” under Item 12 of Part III of this Report (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters).

RECENT SALES OF UNREGISTERED SECURITIES

                                                None.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                None.

ITEM 6.                         SELECTED FINANCIAL DATA

                                                The Company is a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and is not required to provide the information required under this item.

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

RESULTS OF OPERATIONS

                                                The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE YEAR ENDED JULY 31,
	2008	2007
Software & services revenues	100.0%	10.5%
Intellectual property licensing revenues	—	89.5
Gross margin	78.0	52.4
Selling, general and administrative	110.4	29.7
Research and development	21.1	1.5
Impairment of assets	72.6	—
Amortization of intangible assets	4.8	0.0
Total operating expenses	208.9	31.2
Other income, net	6.3	9.4
Net (loss) income	(124.8)%	30.3%

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Overview

                                                During the year ended July 31, 2008, Forgent successfully augmented its software and services business by acquiring the iEmployee operations and growing its NetSimplicity’s operations.  In addition to increasing its software and services revenues by 139.9% over fiscal year 2007, fiscal year 2008 was focused on managing and reducing unnecessary costs.  While integrating the iEmployee operations, management explored and implemented strategies to maximize efficiencies throughout the Company.  Forgent eliminated personnel, facilities, infrastructure and processes that duplicated or lengthened the Company’s existing tasks and responsibilities, thus reducing excessive costs.

                                                Throughout fiscal year 2008, Forgent expended significant time and effort to defend its rights to assign its Wild Basin lease to a third party.  The culmination of these efforts resulted in a settlement agreement reached in September 2008 and requires Wild Basin to consent to Forgent’s lease assignment, among other terms.  Management anticipates significant expense and cash savings in fiscal year 2009 once the lease assignment is finalized.  However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.

                                                Forgent will continue to implement its corporate strategy for growing its software and services business.  Management plans to modestly invest in areas that directly generate revenue and positive cash flows for the Company to grow organically, as well as consider exploring potential opportunities to acquire a growing and profitable public or privately held technological business or product line that complements Forgent’s existing product lines.  However, uncertainties and challenges remain, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during fiscal year 2009.

Revenues

                                                Consolidated revenues were $10.2 million in fiscal year 2008 and $40.4 million in fiscal year 2007. The decrease was $30.2 million, or 74.8%.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services, as well as royalties and settlements received from licensing the Company’s intellectual property.

Software and Services Business

                                                Software and services revenues were $10.2 million in fiscal year 2008 and $4.2 million in fiscal year 2007.  The increase was $5.9 million, or 139.9%.  Software and services revenues represented 100.0% and 10.5% of total revenues for the years ended July 31, 2008 and 2007, respectively.  Revenues from this line of business include sales of Forgent’s NetSimplicity scheduling and asset management software, including Meeting Room Manager (“MRM”) and Visual Asset Manager (“VAM”), and sales of the Company’s iEmployee human resource and time and attendance software, including Time & Attendance, HR & Benefits and Pay Stubs.  Also included in this segment’s revenues are software maintenance and support services, installation and training, complementary hardware devices and other professional services.

During the year ended July 31, 2008, increases in software subscription revenues, software license revenues and maintenance revenues accounted for approximately 87.6% of the $5.9 million increase in revenues.  In October 2007, the Company acquired the iEmployee human resource and time and attendance software.  This software, as well as the Company’s MRM On Demand software, is delivered to customers under the “SaaS” model, which is software as a service on a subscription basis.  The SaaS model allows customers to use Forgent’s software without installing or maintaining it on their own servers.  The acquisition of iEmployee and the continued growth of MRM On Demand led to a $4.0 million increase in software subscription revenues for the year ended July 31, 2008.

                                                Software license revenues increased by $0.7 million for the year ended July 31, 2008.  During fiscal year 2008, Forgent further enhanced the MRM Outlook® Scheduling functionality by introducing new flexible and customizable fields.  These enhanced features continue to attract enterprise companies and Forgent continues to generate increased sales to this market segment, including Fortune 500 companies.  Although the number of software license sales was relatively consistent in fiscal years 2008 and 2007, the sales to corporate customers drove software sales with higher average sales prices during the year ended July 31, 2008, as compared to the average sales prices during the year ended July 31, 2007.  Additionally, Forgent focused sales to school districts and municipalities, which significantly increased license revenues from NetSimplicity’s VAM asset management software.

During fiscal year 2008, Forgent continued to proactively contact and notify its existing customers of upcoming expirations on their maintenance and support contracts.  The increase in software sales, as well as the continued pursuit of maintenance renewals, led to additional sales of maintenance and support contracts, which increased maintenance revenues by $0.5 million for the year ended July 31, 2008.

Forgent currently has distribution partners in the United Kingdom, Australia, and Germany.  These partners and the internal sales team generated revenues from international customers, which represent approximately 11.5% and 24.7% of the software and services segment’s revenues during fiscal years 2008 and 2007, respectively.  The Company continues to foster relationships with other foreign distribution partners in order to increase its international presence and sales.  Forgent will continue to target North American and international companies in the corporate, education, healthcare, government, legal and non-profit industries.  Forgent will continue to target small and medium businesses and divisions of enterprises and utilize marketing programs in certain vertical markets as appropriate.

As of July 31, 2008, Forgent has fully integrated the iEmployee operations.  The Company will continue to develop its NetSimplicity and iEmployee sales force to increase sales performance and will continue to release new software updates and enhancements for all of its software products.  Additionally, the Company continues to explore other opportunities to acquire additional profitable businesses, products or technologies to complement its current software and services operations.  As the Company continues to make progress on its corporate strategy, management believes Forgent will be able to promote growth and sustain future operations.

Intellectual Property Licensing Business

                                                Intellectual property licensing revenues were $0.0 million in fiscal year 2008 and $36.2 million in fiscal year 2007. Intellectual property licensing revenues represented 0.0% and 89.5% of total revenues for the years ended July 31, 2008 and 2007, respectively.

Forgent’s licensing revenues relate primarily to one-time intellectual property license agreements with multiple companies in Asia, Europe and the United States for Forgent’s technologies embodied in U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts as well as in U.S. Patent No 6,285,746 (the “ ‘746 patent”).  These one-time license agreements generated approximately 99.6% of the intellectual property licensing segment’s licensing revenues for the year ended July 31, 2007.  Additionally, the ‘672 patent was included in a group of Moving Picture Experts Group (“MPEG”) patents that garners royalties.  Forgent’s licensing revenues include royalties received from the MPEG-2 consortium.  Since the ‘672 patent expired in October 2006 in the United States, Forgent did not receive any royalties from the consortium during fiscal year 2008.

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

In April and June 2007, Forgent entered into settlement and license agreements with ten of the defendants, who were dismissed from the ‘746 Litigation with prejudice.  Under these agreements, Forgent granted the defendants a patent license and the defendants paid the Company a total of $28.0 million.  Additionally, all parties agreed to release all claims against each other.  The $28.0 million was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the year ended July 31, 2007.  In May 2007, a jury found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of the two remaining defendants in the ‘746 Litigation.  On August 9, 2007, the Court ordered Forgent to remit $90 thousand to the defendants for reimbursement of certain litigation costs.  This payment was made on August 23, 2007.  As a result, Forgent considers the ‘746 Litigation to be concluded.  The Company did not actively pursue additional ‘746 license agreements during fiscal year 2008 and does not anticipate any additional licensing revenues from its ‘746 patent.

In October 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8.0 million.  Additionally, all parties agreed to release all claims against each other.  The $8.0 million was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the year ended July 31, 2007.  As a result, Forgent considers the ‘672 Litigation to be concluded.  The ‘672 patent expired in October 2006 in the United States.  The Company did not actively pursue additional ‘672 license agreements during fiscal year 2008 and does not anticipate any additional licensing revenues from its ‘672 patent.

                                                Because the ‘746 Litigation and the ‘672 Litigation were concluded, because the intellectual property licensing revenues represent 89.5% of total revenues for the year ended July 31, 2007, and because Forgent did not pursue any additional licensing revenues from its ‘746 patent or its ‘672 patent, the Company experienced a significant decrease in its total revenues during fiscal year 2008.  Management believes any revenues to be generated from the Company’s remaining patent portfolio may be less than those generated historically and does not rely on this segment to generate significant revenues or cash flows in the future.

Gross Margin

                                                Consolidated gross margins were $7.9 million in fiscal year 2008 and $21.2 million in fiscal year 2007. The decrease was $13.2 million, or 62.5%.  Consolidated gross margin percentages were 78.0% for fiscal year 2008 and 52.4% for fiscal year 2007. For the year ended July 31, 2007, the intellectual property licensing segment generated 84.5% of the total gross margins.  The $13.2 million decrease in gross margin for the year ended July 31, 2008, is due primarily to the $17.9 million decrease in gross margin resulting from the intellectual property licensing segment.  Although the total amount of gross margin decreased in fiscal year 2008 due to the intellectual property licensing segment not generating any revenues, the gross margin as a percentage of revenue increased due to the improved performance by the software and services segment.

Software and Services Business

Software and services gross margins were $7.9 million in fiscal year 2008 and $3.3 million in fiscal year 2007. The increase was $4.6 million, or 142.0%.  Software and services gross margins represented 78.0% and 77.3% of total software and services revenues for the years ended July 31, 2008 and 2007, respectively.

The cost of sales associated with the software and services segment relates primarily to compensation expenses, hardware expenses and the amortization of the Company’s purchased software development costs.  These expenses represented approximately 65.4% and 72.0% of the cost of sales for the software and services segment for the years ended July 31, 2008 and 2007, respectively.  As a result of the Company’s acquisition of the iEmployee operations in October 2007, approximately $0.8 million in compensation expenses and related expenses for the iEmployee support group were recorded as part of cost of sales.  To supplement the demands on the Company’s internal support group, Forgent outsourced certain professional services to one vendor during fiscal year 2008, which increased deployment expenses by approximately $0.1 million.  Additionally, Forgent incurred a $0.1 million increase in hardware expenses during fiscal year 2008, as compared to fiscal year 2007, resulting from increased sales of LCD panels and barcode scanners to complement sales of its scheduling and asset management software. Although the purchased software development costs related to the NetSimplicity acquisition were fully amortized during fiscal year 2007, this reduction in amortization expenses was offset by the increase in amortization expenses related to the purchased software development costs acquired from the iEmployee operations during fiscal year 2008.  The combination of these factors, among others, led to a $1.3 million increase in cost of sales for fiscal year 2008.

Since a significant portion of the cost of sales for the software and services segment is relatively fixed, revenues generated from this segment directly affect gross margins.  Despite the overall increase in cost of sales, the growth in revenues from the software and services segment, due primarily to the iEmployee acquisition, caused the gross margin to increase in terms of total dollars and the gross margin as a percentage of revenues to remain relatively consistent with prior year.  Since Forgent expects to generate more sales in fiscal year 2009, management expects gross margins to improve, in terms of total dollars, and to remain relatively consistent in terms of percentage of revenues, as management continues to implement strategies to maximize efficiencies throughout the Company.

Intellectual Property Licensing Business

Intellectual property gross margins were $17.9 million and represented 49.5% of intellectual property licensing revenues for the year ended July 31, 2007.  The cost of sales from the intellectual property licensing segment relates to the legal contingency fees incurred on successfully achieving signed license agreements as well as legal expenses incurred from legal counsel’s time in connection with licensing and litigating the Company’s patents.  During the year ended July 31, 2008, Forgent did not generate any intellectual property licensing revenues and thus did not incur any cost of sales.  The 100.0% decrease in intellectual property licensing revenues directly caused a 100.0% decrease in intellectual property gross margins, which significantly decreased the Company’s overall gross margins.

                                                Included in the contingency fees for fiscal year 2007 are fees due to Jenkens & Gilchrist, P.C. (“Jenkens”).  After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1.4 million for contingency fees and expenses related to the settlements from the litigation regarding the Company’s DVR patents.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $3.4 million, including attorneys’

fees and interest.  In July 2007, Jenkens filed a complaint against the Forgent and Compressions Labs, Inc., in the District Court of Dallas County, Texas.  In its complaint, Jenkens alleges a breach of contract and sought a declaratory judgment.  Forgent disputes Jenkens’ claims and is seeking relief through the court system.  In March 2008, Forgent and Jenkens appeared before the Court regarding a hearing on the motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2.8 million for recoveries related to the ‘746 patent and other amounts including attorney’s fees and interest.  Forgent appealed this Court order and on September 3, 2008, the Court granted Forgent’s Motion to Reconsider Order.  The trial date for this litigation is currently scheduled for April 27, 2009.  Management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Selling, General and Administrative

                                                Selling, general and administrative (“SG&A”) expenses were $11.2 million in fiscal year 2008 and $12.0 million in fiscal year 2007. The decrease was $0.8 million, or 6.4%.  SG&A expenses were 110.4% and 29.7% of total revenues for the years ended July 31, 2008 and 2007, respectively.

During the year ended July 31, 2008, the intellectual property licensing segment had little activity due to the conclusion of the ‘672 Litigation and the ‘746 Litigation during fiscal year 2007.  As a result, SG&A expenses incurred directly by the intellectual property licensing segment decreased by approximately $3.6 million, of which $2.9 million relates to legal expenses.  This decrease was offset by a $2.8 million increase due to increases in (1) SG&A expenses incurred by the iEmployee operations, (2) compensation expenses for Forgent’s marketing group and NetSimplicity’s sales team, (3) marketing expenses and (4) legal expenses.

Forgent’s SG&A expenses unrelated to the intellectual property licensing segment increased $2.8 million.  First, as a result of the iEmployee acquisition in October 2007, SG&A expenses increased by $1.5 million.  Second, during fiscal year 2008, Forgent hired a Director of Marketing and other marketing personnel to concentrate on creating and expanding market awareness for all of Forgent’s software products and services.  Additionally, Forgent continued to make investments by hiring additional sales personnel for its NetSimplicity product line such that each sales representative could specialize in the Company’s software and services and focus on certain industries and/or smaller territories.  This additional headcount, as well as the increase in commissions paid for the increased revenues generated during fiscal 2008, led to a $0.8 million increase in marketing and NetSimplicity sales compensation and benefits expenses for the year ended July 31, 2008. Third, the heightened focus on Forgent’s marketing efforts during fiscal year 2008 also led to an augmentation of the Company’s marketing programs, including more pay-per-click advertising, search engine optimization, an enhanced website and additional direct marketing efforts, thus increasing marketing expenses $0.2 million during the year ended July 31, 2008.  Fourth, during fiscal year 2008, Forgent’s corporate legal expenses increased by $0.3 million due primarily to the litigation with Wild Basin One & Two, Ltd. (“Wild Basin”).  On September 25, 2008, Forgent and Wild Basin reached a settlement agreement and management expects legal fees to decrease in fiscal year 2009.

                                                With the conclusion of the Wild Basin litigation, management anticipates significant savings in rent expense after the Wild Basin lease is assigned, which assignment should be finalized by December 31, 2008.  However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.   Forgent will continue to make modest investments in both of its NetSimplicity and iEmployee sales teams, as necessary, in order to further grow its software and services segment.  Management anticipates further increases in revenues as the Company’s expanded sales and marketing workforce achieves its full productivity potential in building greater market awareness and generating increased sales. Forgent will also continue to evaluate and reduce any unnecessary SG&A expenses that do not directly support the generation of revenues for the Company.

Research and Development

                                                Research and development (“R&D”) expenses were $2.2 million in fiscal year 2008 and $0.6 million in fiscal year 2007. The increase was $1.5 million, or 252.5%.  R&D expenses were 21.1% and 1.5% of total revenues for the years ended July 31, 2008 and 2007, respectively.

                                                As a result of Forgent’s R&D efforts, the Company has achieved several goals during fiscal year 2008.  In November 2007, the Company introduced a new software product, Mobile Workforce Manager. This software enables a customer’s mobile employees to reserve workspaces and resources when traveling between facilities. This concept, often referred to as “office hoteling,” allows customers to reduce facility costs by improving the utilization of expensive workspace.  In January 2008, Forgent announced the release of MRM 7.6 to address the needs of its customers in higher education.  This new release introduced features to import data from SunGard Higher Education Banner®, a widely used collegiate course scheduling solution.  Throughout the year ended July 31, 2008, Forgent continued developing its MRM product and released several minor versions, including MRM 7.7, which improved the MRM Enterprise Outlook® Scheduling functionality by introducing new flexible and customizable fields.  Other enhancements to MRM include increased control handling conflicts when booking recurring meetings and a new feature to the MRM LCD Panel Scheduling that allows customers use their meeting space more efficiently by reclaiming meeting space that was scheduled but not used.  The Company also continued to develop VAM throughout fiscal year 2008 and released VAM 5.7, which introduced the new VAM importer module that enables customers to import data from legacy or external sources into VAM and provides a technological foundation for further development efforts for gathering and depositing data into VAM.

Approximately 79.1% of the $1.5 million increase in R&D expenses during the year ended July 31, 2008 related to the acquisition of the iEmployee development operations.  During fiscal year 2008, Forgent released an improved version of iEmployee’s Time & Attendance product to provide users with greater visibility and control over Paid-Time-Off (“PTO”) programs, including an intuitive accrual wizard which simplifies the implementation and enforcement of PTO policies.  Additionally, Forgent introduced the iEmployee EasyTouch Time Clock, which is a small touch-screen enabled Internet appliance that allows employers to capture employee time punches through a full range of biometric and card recognition options and provides employees with real-time access to schedules, time-off balances and attendance history.  Customers can automatically synchronize employee data with the Company’s Time & Attendance solution, thus improving data accuracy, reducing costs associated with discrepancies and enabling employees and managers to function more independently.  Forgent also developed and released an enhanced version of iEmployee’s HR & Benefits product, which introduced a new feature that allows customers to provide pay stub information to their mobile employees via select Automated Teller Machines (ATMs).

                                                Forgent continues to solicit and receive feedback regarding its products and services from its existing and potential customers.  Forgent’s development efforts for future releases and enhancements are driven by listening to all of its customers and gauging marketing trends.  As the Company designs and further improves its workforce management solutions, management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue and plans to make modest investments in its NetSimplicity and iEmployee R&D efforts during fiscal year 2009, as necessary, in order to further grow its software and services segment.

Impairment of assets

In accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets,” Forgent reviews its goodwill for possible impairment on an annual basis, or whenever specific events warrant.  Due to its continued depressed stock price and the current market conditions during the fourth fiscal quarter of 2008, Forgent determined that the decline in its market capitalization may not be temporary.  Due to the decline in its market capitalization, the Company was required to perform an impairment analysis on its goodwill.  To evaluate its goodwill for impairment, Forgent used a two-step process.  Under the first step, Forgent determined that the estimated fair value of the Company, as represented by its market capitalization, was less than its net book value, thus requiring the completion of the second step of the impairment analysis. As part of the second step, Forgent allocated the estimated fair value of the Company, as represented by its market capitalization, to its assets and liabilities, excluding goodwill, based upon the individual estimated fair values.  As a result of its allocation process, the Company determined that goodwill had an implied fair value of $0. An impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of the goodwill. As a result of the impairment analysis, Forgent recorded a non-cash $7.4 million goodwill impairment related to its acquisition of iEmployee to its Consolidated Statement of Operations for the year ended July 31, 2008.  This impairment had no impact to the Company’s tangible net book value or liquidity.

Amortization of intangible assets

                                                Amortization expenses were $0.5 million in fiscal year 2008 and $4 thousand in fiscal year 2007.  The increase was $0.5 million, or 11,659.1%.  Amortization expenses were 4.8% and 0.0% of total revenues for the years ended July 31, 2008 and 2007, respectively. Upon acquiring the iEmployee business in October 2007, Forgent recorded several intangible assets, which are being amortized over their appropriate useful lives.  The amortization expenses during the year ended July 31, 2008 relate entirely to these acquired intangible assets (see Note 5, in the accompanying financial statements).

Other Income

                                                Other income was $0.6 million in fiscal year 2008 and $3.8 million in fiscal year 2007.  The decrease was $3.2 million, or 83.1%.  Other income was 6.3% and 9.4% of total revenues for the years ended July 31, 2008 and 2007, respectively.

During fiscal year 2007, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS for $3.2 million.  Upon closing, Forgent received $2.9 million of the purchase price, all of which was recorded as a gain on sale of assets and accounts for 92.0% of the decrease in other income for the year ended July 31, 2008.  The purchase price remaining balance of $0.3 million was held in escrow for two years for indemnity claims.

Income Taxes

At July 31, 2008, the Company had federal net operating loss carryforwards of approximately $160.1 million, R&D credit carryforwards of approximately $5.0 million and alternative minimum tax credit carryforwards of approximately $0.4 million. The net operating loss and R&D credit carryforwards will expire in varying amounts from 2009 through 2027, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of various acquisitions performed by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against the majority of its net deferred tax asset.  No deferred tax benefits have been recorded for the tax year ended July 31, 2007. The deferred tax assets and liabilities recorded for the tax year ended July 31, 2008 relate to separate filing states in which iSarla has historically generated taxable income.  During the year ended July 31, 2008, the valuation allowance increased by approximately $1.5 million due primarily to operations and decreased by approximately $1.4 million and $1.0 million due to the acquisition of iSarla and the implementation of FIN48, respectively.  Approximately $7.4 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Net (Loss) Income

                                                Net loss was $12.7 million in fiscal year 2008.  Net income was $12.2 million in fiscal year 2007.  The decrease in net income was $24.9 million, or 203.8%.  Net loss as a percentage of total revenues was 124.8% for the year ended July 31, 2008.  Net income as a percentage of total revenues was 30.3% for the year ended July 31, 2007.  The $24.9 million decrease in net income was due primarily to the decrease in gross margin and the impairment charge during the year ended July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

	For the year ended July 31,
	2008	2007
	(in thousands)

Working capital	$10,090	$22,855
Cash, cash equivalents and short-term investments	14,689	35,062
Cash (used in) provided by operating activities	(13,316)	19,883
Cash used in investing activities	(8,120)	(2,095)
Cash provided by (used in) financing activities	7	(455)

                                                Cash used in operating activities was $13.3 million in fiscal year 2008 and cash provided by operating activities was $19.9 million in fiscal year 2007. The $13.3 million of cash used in operating activities during fiscal year 2008 was due primarily to $12.7 million in net loss and an $8.2 million decrease in accounts payable, offset by a $7.4 million impairment charge.  The $19.9 million of cash provided by operating activities during fiscal year 2007 was due primarily to $12.2 million in net income and a $7.2 million increase in accounts payable.  During the year ended July 31, 2008, Forgent paid its legal counsel $7.4 million in contingency fees related to its ‘746 patent’s settlement and license agreements.  Once the litigation with Jenkens is finalized, the Company will pay the related contingency fees to Jenkens in a future period.  Aside from the Jenkens liability, Forgent has no significant single pending cash outflow from its operations.  During fiscal year 2007, Forgent collected $36.0 million in cash receipts from its intellectual property licensing business, which directly contributed to the $19.9 million of cash provided by operations.  Since the Company is not actively pursuing additional license agreements, management does not anticipate significant cash flows to be provided by the intellectual property licensing segment in the future.  Once Forgent pays Jenkens its contingency fee, management does not expect any large swings in sources or uses of cash from operations.

                                                Management continues to closely monitor all of its cash sources and uses from its software and services operations.  Average days sales outstanding was 36 days as of July 31, 2008, a decrease from 50 days as of July 31, 2007.  This decrease is driven by the iEmployee operations which bills customers primarily on a monthly basis and requires payment upon receipt of the invoice.  On the other hand, the NetSimplicity operations usually provide payment terms of net 30 days.  Forgent continues to diligently collect its trade accounts receivable from the software and services segment and reserves for bad debt were approximately 3.5% of its trade accounts receivables as of July 31, 2008.  With increased cash flow from the anticipated growth in revenues, expected decrease in rent paid to Wild Basin after Forgent’s lease is assigned and prudent uses of cash to grow the business, management believes the Company is making progress towards generating cash from its operations and has sufficient funds available on hand to meet its operational needs in the short-term and long-term.

                                                Cash used in investing activities was $8.1 million in fiscal year 2008 and cash used in investing activities was $2.1 million in fiscal year 2007.  The $8.1 million of cash used in investing activities during fiscal year 2008 was due primarily to $7.4 million paid to acquire the iEmployee business.  The $2.1 million of cash used in investing activities during fiscal year 2007 was due primarily to $1.5 million purchase of short-term investments and $0.5 million purchase of fixed assets.  Forgent continues to explore potential opportunities in acquiring a growing and profitable public or privately held technology business or product line. The Company also manages its investment portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.

In addressing all operational and facility capital requirements, management continues to evaluate how best to manage operations without expending significant additional resources and is maximizing its existing office space to facilitate the growth of its software business.  Forgent’s current operations are not capital intensive and the Company purchased minimal fixed assets during past two fiscal years.  Approximately 45.3% of Forgent’s purchased fixed assets during the year ended July 31, 2008 related to leasehold improvements for the Company’s expanded sales force and for one subtenant.  Approximately 40.4% of Forgent’s purchased fixed assets during the year ended July 31, 2007 related to leasehold improvements primarily for new subtenants and subtenant expansions.  Once Forgent successfully assigns its Wild Basin lease, the Company will cease providing leasehold improvements in order to attract subtenants.  Management does not anticipate any significant capital expenditures during fiscal year 2009.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Despite the additional lease obligations acquired with the iEmployee operations, approximately $15.8 million, or 97.3% of the Company’s total operating lease obligations, relate to its corporate office facility at Wild Basin in Austin, Texas.  As of July 31, 2008, Forgent had $5.6 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.5 million liability related to impairment charges for the economic value of the lost sublease rental income at its Austin property.  Once Forgent successfully assigns its Wild Basin lease, the Company’s operating lease obligations will significantly decrease.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.

                                                Cash provided by financing activities was $7 thousand in fiscal year 2008 and cash used in financing activities was $0.5 million in fiscal year 2007.  The $0.5 million of cash used in financing activities during fiscal year 2007 was due primarily to the repayment of the Company’s notes payables. As of July 31, 2008, Forgent did not have any notes payable outstanding.

                                                Forgent’s stock repurchase program allows the Company to purchase up to 3.0 million shares of the Company’s common stock.  During the years ended July 31, 2008 and 2007, Forgent did not repurchase any shares under this program.  The shares repurchased by month during the last quarter of the fiscal year ended July 31, 2008 are as follows:

Issuer Purchases of Equity Securities

(in thousands except average price)

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plans
May 1, 2008 - May 31, 2008	0	$0.00	0	1,210
June 1, 2008 - June 30, 2008	0	$0.00	0	1,210
July 1, 2008 - July 31, 2008	0	$0.00	0	1,210
Total	0	$0.00	0	1,210

As of July 31, 2008, the Company has repurchased 1,790,401 shares for approximately $4.8 million.  Management will periodically assess repurchasing additional shares during fiscal year 2009, depending on the Company’s cash position, market conditions and other factors.

                                                As of July 31, 2008, Forgent’s principal sources of liquidity consisted of $14.7 million in cash, cash equivalents and short-term investments.  Management plans to utilize these cash balances to expand its software operations by making additional prudent investments, to continue exploring potential opportunities in acquiring a growing and profitable public or privately held technology business or product line, and possibly to repurchase outstanding shares.  There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced. Management believes that the Company has sufficient capital and liquidity to fund and cultivate growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency legal reserves, lease impairment, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during the recent acquisition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

                                                Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which has generated licensing revenues relating to the Company’s technologies embodied in the ‘672 patent and the ‘746 patent.  Intellectual property licensing does not include elements such as technical support, upgrade protection, bug fixes or other services and, accordingly, gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and collection has been deemed probable.  Related costs are recorded as cost of sales.  The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred based upon legal counsel’s time. For settlement arrangements that involved litigation, the Company considered such arrangements to have both an intellectual property licensing element and a litigation element. For these multiple element arrangements, the Company allocated a portion of the total settlement amount to the intellectual property licensing element based upon the estimated fair value of the intellectual property licensing element using its historical sold-separately experience. Using the residual method, the Company then allocated the remaining unallocated total settlement amount of the arrangement to litigation element which is recorded as Other Income. Through July 31, 2008, no significant amounts have been allocated to the litigation element.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination.  The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company will adopt these provisions for any business combination after August 1, 2009.  The adoption of Statement No. 141(R) may have an impact on Forgent’s accounting for future business combinations once adopted.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement No. 157, “Fair Value Measurements,” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. Forgent adopted Statement No. 159, effective August 1, 2008, and does not anticipate a material impact to its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Forgent adopted Statement No. 157, effective August 1, 2008, and does not anticipate a material impact to its financial position and results of operations.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

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

ITEM 9A(T).                            CONTROLS AND PROCEDURES

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

                                                The Company’s CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures, including internal controls over financial reporting, are effective.  No changes were made in the Company’s internal controls over financial reporting during the fourth fiscal quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission.

                                                This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reporting in this annual report.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                The information required under this item, including the Company’s Business Conduct and Code of Ethics, is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2008.

ITEM 11.                 EXECUTIVE COMPENSATION

                                                The information required under this item is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2008.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                                The information required under this item, with the exception of the table provided below, is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2008.

EQUITY COMPENSATION PLAN INFORMATION

                                                The following table provides information as of July 31, 2008 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	1,155,849	(3)	$0.76	(3)	399,209	(4)
Equity Compensation Plans Not Approved by Stockholders (2)	0		N/A		0
Total	1,155,849		$0.76		399,209

(1)         Consists of the 1989 Stock Option Plan, the 1992 Director Stock Option Plan, the 1996 Stock Option Plan, the Restricted Stock Plan and the Employee Stock Purchase Plan.

(2)         All of the Company’s equity compensation plans have been previously approved by the Company’s stockholders.

(3)         Excludes purchase rights accruing under the Company’s Restricted Stock Plan and Employee Stock Purchase Plan which have a combined stockholder approved reserve of 399,209 shares. Under the Employee Stock Purchase Plan, each eligible employee may purchase up to 2,500 shares per quarter (but in no case can the participant contribute more than 15% of base pay) of common stock at quarterly intervals on the last day of the calendar quarter (i.e. March, June, September, and December) each year at a purchase price per share equal to 85% of the lower of (i) the average selling price per share of common stock on the first day of the quarter or (ii) the average selling price per share on the quarterly purchase date.

(4)         Includes shares available for future issuance under the Company’s Restricted Stock Plan and Employee Stock Purchase Plan.  As of July 31, 2008, 333,315 shares of common stock were available for issuance under the Restricted Stock Plan and 29,099 shares of common stock were available for issuance under the Employee Stock Purchase Plan.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                                The information required under this item is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2008.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                                The information required under this item is incorporated by reference from the Company’s definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2008.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

                                                Report of Independent Registered Public Accounting Firm

                                                Consolidated Financial Statements

                                                                        Consolidated Balance Sheets as of July 31, 2008 and 2007

                                                                        Consolidated Statements of Operations for the years ended July 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2008 and 2007

                                                                        Consolidated Statements of Cash Flows for the years ended July 31, 2008 and 2007

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

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forgent Networks, Inc.

We have audited the accompanying consolidated balance sheets of Forgent Networks, Inc. as of July 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forgent Networks, Inc. at July 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
October 28, 2008

FORGENT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	JULY 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,062	$33,524
Short-term investments	2,627	1,538
Accounts receivable, net of allowance for doubtful accounts of $41 and $21 at July 31, 2008 and 2007, respectively	1,718	1,040
Inventory	74	—
Prepaid expenses and other current assets	191	211
Total current assets	16,672	36,313

Property and equipment, net	907	767
Intangible assets, net	4,729	—
Other assets	—	212
	$22,308	$37,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,778	$10,970
Accrued compensation and benefits	203	557
Lease impairment and advance	373	401
Other accrued liabilities	384	454
Deferred revenue	1,844	1,076
Total current liabilities	6,582	13,458

Long-term liabilities:
Deferred revenue	25	28
Lease impairment and advance	564	925
Other long-term obligations	217	261
Total long-term liabilities	806	1,214

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 32,892 and 27,388 shares issued, 31,102 and 25,598 shares outstanding at July 31, 2008 and 2007, respectively	329	274
Treasury stock at cost, 1,790 shares at July 31, 2008 and 2007, respectively	(4,815)	(4,815)
Additional paid-in capital	270,657	265,647
Accumulated deficit	(251,214)	(238,506)
Accumulated other comprehensive income	(37)	20
Total stockholders’ equity	14,920	22,620
	$22,308	$37,292

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE YEAR ENDED JULY 31,
	2008	2007
REVENUES:
Software and services	$10,182	$4,245
Intellectual property licensing	—	36,162
Total revenues	10,182	40,407

COST OF SALES:
Software and services	2,238	962
Intellectual property licensing	—	18,270
Total cost of sales	2,238	19,232

GROSS MARGIN	7,944	21,175

OPERATING EXPENSES:
Selling, general and administrative	11,237	12,008
Research and development	2,153	611
Impairment of assets	7,391	—
Amortization of intangible assets	490	4
Total operating expenses	21,271	12,623

(LOSS) INCOME FROM OPERATIONS	(13,327)	8,552

OTHER INCOME (EXPENSES):
Interest income	715	981
Gain on sale of assets	—	2,899
Foreign currency translation	14	(24)
Interest expense and other	(89)	(66)
Total other income	640	3,790

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(12,687)	12,342
Provision for income taxes	(21)	(94)
NET (LOSS) INCOME	$(12,708)	$12,248

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
Basic	$(0.42)	$0.48
Diluted	$(0.42)	$0.47
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,026	25,515
Diluted	30,026	26,049

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	COMMON STOCK
	NUMBER OF SHARES		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS’
	OUTSTANDING	AMOUNT	STOCK	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY

BALANCE AT JULY 31, 2006	25,373	$271	$(4,815)	$265,406	$(250,754)	$12	$10,120
Proceeds from stock issued under employee plans	225	3		89			92
Stock compensation for employees and consultants				148			148
Other				4			4
Net income					12,248
Comprehensive income						8	12,256
BALANCE AT JULY 31, 2007	25,598	274	(4,815)	265,647	(238,506)	20	22,620
Proceeds from stock issued under employee plans	38	4		19			23
Issuance of restricted stock to employees and consultants	371			86			86
Issuance of stock for acquisition	5,095	51		4,884			4,935
Stock compensation for employees and consultants				21			21
Net loss					(12,708)
Comprehensive loss						(57)	(12,765)
BALANCE AT JULY 31, 2008	31,102	$329	$(4,815)	$270,657	$(251,214)	$(37)	$14,920

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE YEAR ENDED JULY 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from operations	$(12,708)	$12,248
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,147	515
Amortization of leasehold advance and lease impairment	(401)	(422)
Impairment of assets	7,391	—
Provision for doubtful accounts	21	18
Share-based compensation	107	152
Foreign currency translation (gain) loss	(22)	23
Changes in operating assets and liabilities:
Accounts receivable	(57)	(329)
Inventory	(74)	—
Prepaid expenses and other current assets	61	195
Accounts payable	(8,205)	7,169
Accrued expenses and other long term obligations	(650)	(84)
Deferred revenue	77	398
Net cash (used in) provided by operating activities	(13,313)	19,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(7,056)	(1,538)
Sales and maturities of short-term investments	6,460	—
Purchases of property and equipment	(311)	(490)
Change in other assets	164	(67)
Acquisition of iSarla, Inc., net of cash acquired	(7,377)	—
Net cash used in investing activities	(8,120)	(2,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	23	88
Payments on notes payable and capital leases	(15)	(543)
Net cash provided by (used in) financing activities	8	(455)

Effect of translation exchange rates on cash	(37)	(15)
Net (decrease) increase in cash and cash equivalents	(21,462)	17,318
Cash and cash equivalents at beginning of period	33,524	16,206
Cash and cash equivalents at end of period	$12,062	$33,524

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of stock for acquisition of iSarla, Inc.	$4,987	$—
Interest paid	62	60
Income taxes paid	107	75
Stock compensation for employees and consultants	21	148

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

1.                                     THE COMPANY

Forgent Networks, Inc. (“Forgent” or the “Company”), a Delaware corporation d/b/a Asure Software and incorporated in 1985, is a provider of web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently and a licensor of intellectual property.

In September 2007, the Company announced its name change to “Asure Software” to reflect the Company’s focus on its software and services segment for its future growth.  In October 2007, Forgent purchased iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions that help simplify the human resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information.  Under the trade name “iEmployee,” these web-based solutions include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others. Forgent’s software business also includes software products and services from its NetSimplicity product line, which provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager, automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.  The Company also markets Visual Asset Manager, a web based management tool that enables companies to efficiently inventory, track and manage their fixed, mobile and IT assets across the entire organization.

Forgent’s intellectual property licensing business is derived from the Company’s Patent Licensing Program, which generated licensing revenues related to the Company’s U.S. Patent No. 4,698,672 (the “ ‘672 patent”) and its foreign counterparts, as well as its U.S. Patent No. 6,285,746 (the “ ‘746 patent”).  During fiscal year 2007, the Company settled with the remaining defendants in the litigations related to the ‘672 patent and the ‘746 patent and considered these litigations to be concluded.  During fiscal year 2008, the Company did not actively pursue additional license agreements from the ‘672 patent, the ‘746 patent or any other patent.  Management believes any additional revenues to be generated from the Company’s remaining patent portfolio may be less than those generated historically. The focus of the Company’s future and growth is on its software and services segment.

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

Intellectual property licensing revenue is derived from the Company’s Patent Licensing Program, which has generated licensing revenues relating to the Company’s technologies embodied in the ‘672 patent and the ‘746 patent.  Intellectual property licensing does not include elements such as technical support, upgrade protection, bug fixes or other services and, accordingly, gross intellectual property licensing revenue is recognized at the time a license agreement has been executed and collection has been deemed probable.  Related costs are recorded as cost of sales.  The cost of sales on the intellectual property licensing business relates to contingent legal fees incurred on successfully achieving signed agreements, as well as legal fees incurred based upon legal counsel’s time. For settlement arrangements that involved litigation, the Company considered such arrangements to have both an intellectual property licensing element and a litigation element. For these multiple element arrangements, the Company allocated a portion of the total settlement amount to the intellectual property licensing element based upon the estimated fair value of the intellectual property licensing element using its historical sold-separately experience. Using the residual method, the Company then allocated the remaining unallocated total settlement amount of the arrangement to litigation element which is recorded as Other Income. Through July 31, 2008, no significant amounts have been allocated to the litigation element.

BASIS OF PRESENTATION

Forgent’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, contingency legal reserves, lease impairment, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during the recent acquisition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

SHORT-TERM INVESTMENTS

Short-term investments are carried at market value. Short-term investments consist of funds invested in U.S. government agency securities and mature within one year of July 31, 2008 and 2007.  The carrying amounts of the Company’s short-term investments at July 31, 2008 and 2007 are as follows:

	2008		2007
		MARKET		MARKET
	COST	VALUE	COST	VALUE

U.S. Government Agency Securities	$2,632	$2,627	$1,526	$1,538
	$2,632	$2,627	$1,526	$1,538

The Company accounts for investment securities under Statement of Financial Accounting Standard (“SFAS”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Statement No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 2008 and 2007, all investment securities were classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statement of Operations. As of July 31, 2008 and 2007, the Company had $2 and $11 in unrealized losses or gains on available-for-sale securities, respectively. The Company did not realize any related losses or gains during the years ended July 31, 2008 and 2007, respectively.

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

CONCENTRATION OF CREDIT RISK

The Company grants credit to customers in the ordinary course of business. Concentrations of credit risk related to the Company’s trade accounts receivable are limited due to the large number of customers, including third-party resellers, and their dispersion across several industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company requires advanced payments or secured transactions when deemed necessary.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers.  This allowance is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Forgent’s bad debts have not been material and have been within management expectations.  The allowances for doubtful accounts as of July 31, 2008 and 2007 are as follows:

	BALANCE AT BEGINNING OF YEAR	PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE	WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE	BALANCE AT END OF YEAR

Year ended July 31, 2008	$21	21	(1)	$41
Year ended July 31, 2007	13	18	(10)	21

INVENTORY

Inventory is recorded at cost and includes purchased LCD panels and barcode scanners that are sold as part of the Company’s workforce management solutions to complement the NetSimplicity MRM and VAM software products.  Due to the minimal level of inventory maintained and the quick turnover in inventory, reserves for excess and obsolescence is not considered necessary.

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

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred.  Advertising expenses were $35 and $16 for the years ended July 31, 2008 and 2007, respectively, and are recorded as part of sales and marketing expenses on the Consolidated Statements of Operations.

LEASE OBLIGATIONS

Forgent recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of July 31, 2008 and 2007, the Company had deferred rent liabilities of $70 and $58, respectively, all of which are classified as long-term liabilities. The Company also recognizes capital lease obligations and records the underlying assets and liabilities on its Consolidated Balance Sheets. As of July 31, 2008 and 2007, Forgent had $48 and $1 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the assets and liabilities of these foreign subsidiaries are translated at current exchange rates at each balance sheet date. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Income and expenses from the foreign subsidiaries are translated using monthly average exchange rates. Net gains and losses resulting from foreign exchange transactions are included in other income and expenses and were not significant in fiscal years 2008 and 2007.

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

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Forgent adopted FIN48, effective August 1, 2007.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

The Company adopted Statement No. 123R, effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  The fair value of each award granted from Forgent’s stock option plans are estimated at the date of grant using the Black-Scholes option pricing model.   No options were granted during the year ended July 31, 2007 and 2008.

As of July 31, 2008, $20 of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following 1.5 years.

On August 1, 2006, the Company’s Board of Directors approved the repricing of all employee stock options with an exercise price greater than $0.385 (the average of the high and low for August 1, 2006). The new exercise price was $0.385. The Board of Directors determined that the repricing was the most cost effective way to motivate employees with options that had exercise prices greater than the current fair market value.  The repricing resulted in a charge of $88 based on the incremental fair value of the new options versus the fair value of the old options for the year ended July 31, 2007.

The Company issued 38 shares 224 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the years ended July 31, 2008 and 2007, respectively. The Company issued 372 shares of restricted common stock from its Restricted Stock Plan for the year ended July 31, 2008 and did not issue any shares of restricted common stock from its Restricted Stock Plan for the year ended July 31, 2007.

COMPREHENSIVE (LOSS) INCOME

In accordance with the disclosure requirements of SFAS Statement No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive (loss) income is comprised of net (loss) income, foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. Comprehensive loss for the year ended July 31, 2008 is $12,765.  Comprehensive income for the year ended July 31, 2007 is $12,256.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination.  The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company will adopt these provisions for any business combination after August 1, 2009.  The adoption of Statement No. 141(R) may have an impact on Forgent’s accounting for future business combinations once adopted.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement No. 157, “Fair Value Measurements,” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. Forgent adopted Statement No. 159, effective August 1, 2008, and does not anticipate a material impact to its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Forgent adopted Statement No. 157, effective August 1, 2008, and does not anticipate a material impact to its financial position and results of operations.

NOTE 3 - ACQUISITION

On October 5, 2007, Forgent acquired all of the outstanding capital stock of iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions that help simplify the human resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information. iSarla Inc. conducted its business under the trade name “iEmployee” and provided hosted application services, including Time & Attendance, Timesheets, Human Resource Benefits, Expenses and other solutions.  iEmployee was a profitable business with a high percentage of recurring revenues and delivers its software as a service under the “SaaS” model.  The acquisition expanded Forgent’s current target markets, significantly augmented the Company’s product and service offerings to customers, and increased revenues from its operations considerably.  Due to these factors, the Company purchased the iEmployee business at a premium (i.e. goodwill) over the fair value of the net assets acquired.

In consideration for the acquisition, Forgent paid approximately $12,661, including $6,602 in cash, 5,095 shares of its Common Stock, valued at approximately $4,987 and transaction cost of approximately $1,072.  The shares of Common Stock issued were valued based upon the price of $0.98 when the number of shares to be issued became fixed.  Upon closing, $990 in cash and 764 shares totaling $748 of the purchase price were held in escrow for representations and warranties.  The purchase agreement did not include provisions for any other contingent payments, options or commitments.  As a result of the acquisition, iEmployee’s results of operations since October 5, 2007 have been included in the Company’s Consolidated Statement of Operations for the year ended July 31, 2008.

The business combination was accounted for under SFAS Statement No. 141, “Business Combinations.”  The application of purchase accounting under Statement No. 141 requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill.  The following table summarizes the estimated preliminary and adjusted fair values of the iEmployee assets acquired and liabilities assumed:

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

	Initial		Updated
	Allocation	Adjustments	Allocation
Assets Acquired
Cash	$460		$460
Short-term investments	526		526
Accounts receivable, net	577	(125)	452
Prepaid assets	96	(6)	90
Fixed assets	416	(76)	340
Goodwill	6,993	(6,993)	0
Intangible assets	5,209	159	5,368
Other assets	22	(11)	11
Total assets acquired	14,299	(7,052)	7,247

Liabilities assumed
Accounts payable	(1,099)	(180)	(1,279)
Accrued compensation and benefits	(110)	(24)	(134)
Accrued other liabilities	(33)	(156)	(189)
Deferred revenue	(396)	21	(375)
Total liabilities assumed	(1,638)	(339)	(1,977)

Net assets acquired	$12,661	$7,391	$5,270

The following summary presents the unaudited pro forma consolidated financial information for the years ended July 31, 2008 and 2007, as if the iEmployee acquisition had occurred as of August 1, 2006.  The pro forma information does not purport to be indicative of the actual results which would have occurred had the acquisition been completed as of August 1, 2006, nor is it necessarily indicative of the results of operations which may occur in the future.

	For the Year		For the Year
	Ended July 31, 2008		Ended July 31, 2007
	As Reported	Pro Forma	As Reported	Pro Forma

Revenues	$10,182	$11,195	$40,407	$45,797
Net (loss) income	(12,708)	(12,563)	12,248	13,002

Net (loss) income per common share:
Basic	$(0.42)	$(0.41)	$0.48	$0.42
Diluted	(0.42)	(0.41)	0.47	0.42

Weighted average shares outstanding:
Basic	30,026	30,947	25,515	30,610
Diluted	30,026	30,947	26,049	31,144

4.                                      GOODWILL IMPAIRMENT

In accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets,” Forgent reviews its goodwill for possible impairment on an annual basis, or whenever specific events warrant.  Due to its continued depressed stock price and the current market conditions during the fourth fiscal quarter of 2008, Forgent determined that the decline in its market capitalization may not be temporary.  Due to the decline in its market capitalization, the Company was required to perform an impairment analysis on its goodwill.  To evaluate its goodwill for impairment, Forgent used a two-step process.  Under the first step, Forgent determined that the estimated fair value of the Company, as represented by its market capitalization, was less than its net book value, thus requiring the completion of the second step of the impairment analysis. As part of the second step, Forgent allocated the estimated fair value of the Company, as represented by its market capitalization, to its assets and liabilities, excluding goodwill, based upon the individual estimated fair values.  As a result of its allocation process, the Company determined that goodwill had an implied fair value of $0. An impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of the goodwill. As a result of the impairment analysis, Forgent recorded a non-cash $7,391 goodwill impairment related to its acquisition of iEmployee to its Consolidated Statement of Operations

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

for the year ended July 31, 2008.  This impairment had no impact to the Company’s tangible net book value or liquidity.

5.                                      INTANGIBLE ASSETS

Forgent accounts for its acquisitions in accordance with SFAS Statement No. 141, “Business Combinations.”  The Company records the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. The Company records intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.  Forgent’s goodwill and intangible assets relate to its acquisition of iSarla Inc. and the iEmployee operations.

In accordance with SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent review and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  Based on Forgent’s impairment test, no impairment was identified for the Company’s intangible assets for the year ended July 31, 2008.  The Company’s goodwill was fully impaired as of July 31, 2008 (see Note 4).

As of July 31, 2008, the gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(150)	$765
Customer Relationships	8	2,470	(253)	2,217
Ceridian Contract	8	1,545	(158)	1,387
Trade Names	5	288	(47)	241
Covenant not-to-compete	4	150	(31)	119
		$5,368	$(639)	$4,729

Forgent did not have any intangible assets as of July 31, 2007.  Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the fiscal year ended July 31, 2008 was $639.  The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years and thereafter:

Fiscal Years
2009	$780
2010	780
2011	780
2012	749
2013	545
Thereafter	1,094
$4,729

6.                                      LITIGATION SETTLEMENTS

Forgent was in legal proceedings with multiple companies in the United States District Court for the Eastern District of Texas, Tyler Division (the “ ‘746 Litigation”), regarding the infringement of its ‘746 patent.  In April and June 2007, Forgent entered into settlement and license agreements with ten of the defendants, who were dismissed from the ‘746 Litigation with prejudice.  Under these agreements, Forgent granted the defendants a patent license and the defendants paid the Company a total of $28,000.  Additionally, all parties agreed to release all claims against each other.  The $28,000 was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the year ended July 31, 2007.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

In May 2007, a jury found the four asserted claims of the ‘746 patent to be invalid.  This finding was in favor of the two remaining defendants in the ‘746 Litigation.  On August 9, 2007, the Court ordered Forgent to remit $90 to the defendants for reimbursement of certain litigation costs.  This payment was made on August 23, 2007.  As a result, Forgent considered the ‘746 Litigation to be concluded.  The Company did not actively pursue additional ‘746 license agreements during fiscal year 2008 and does not anticipate any additional licensing revenues from its ‘746 patent.

Forgent was also in legal proceedings with multiple companies in the United States District Court for the Northern District of California regarding the infringement of its ‘672 patent (the “ ‘672 Litigation).  In October 2006, Forgent signed a Patent License and Settlement Agreement with the remaining defendants in the ‘672 Litigation.  Under this agreement, Forgent granted the defendants a patent license and the defendants paid Forgent $8,000.  Additionally, all parties agreed to release all claims against each other.  The $8,000 was recorded as intellectual property licensing revenue on the Consolidated Statement of Operations for the year ended July 31, 2007.  As a result, Forgent considered the ‘672 Litigation to be concluded.  The ‘672 patent expired in October 2006 in the United States.  The Company did not actively pursue additional ‘672 license agreements during fiscal year 2008 and does not anticipate any additional licensing revenues from its ‘672 patent.

7.                                      SALE OF ASSETS

In November 2006, Forgent sold certain patents and applications associated with videoconferencing and related fields and technology, together with related goodwill, rights and documentation, to Tandberg Telecom AS (“Tandberg”) for $3,150.  Upon closing, Forgent received $2,900 of the purchase price, all of which was recorded as a gain on sale of assets.  The purchase price remaining balance of $250 is held in escrow for two years for indemnity claims.

8.                                      INTELLECTUAL PROPERTY LEGAL CONTRACTS

In April 2006, Forgent engaged Hagans Burdine Montgomery Rustay & Winchester (“Hagans”) and Bracewell & Giuliani, L.L.P. (“Bracewell”) to provide legal services related to the ‘746 Litigation.  Hagans and Bracewell replaced Godwin Gruber, LLP (“Godwin”) and Hagans served as the lead counsel on the ‘746 Litigation.  In December 2006, Forgent signed an amendment to the Legal Services Fee Agreement with Hagans and Bracewell.  This amendment increased the contingency fee payable to Hagans and Bracewell from 30% (15% to each law firm) of all license and litigation proceeds related to the ‘746 patent and other patents, net of expenses, to 37.5% (20% to Hagans and 17.5% to Bracewell).  Additionally, effective September 1, 2006, all related expenses, including consultant fees, travel expenses, document production expenses, etc. were allocated as follows: 25% to Forgent, 50% to Hagans, and 25% to Bracewell, until such total expenses reached $2,500. Prior to the amendment, Forgent was liable for all related expenses.  During the third fiscal quarter of 2007, the $2,500 threshold was exceeded and Forgent was liable for all subsequent expenses.  In addition to Hagans and Bracewell, Forgent was also liable for contingency fees to The Roth Law Firm, P.C. for 10% of the ‘746 patent and other patents litigation proceeds, net of expenses, and to Jenkens & Gilchrist, P.C. (“Jenkens”) for 10% of all gross license and litigation proceeds related to the ‘746 patent.

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1,400 for all related fees and expenses related to the settlements from the ‘746 Litigation.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $3,400.  In July 2007, Jenkens filed a complaint against the Company in the District Court of Dallas County, Texas, alleging a breach of contract, and is seeking a declaratory judgment.  Forgent disputes Jenkens’ claims and is seeking relief through the court system. Management currently cannot predict how long it may take to resolve the Jenkens lawsuit.  However, once the Jenkens litigation is finalized, the related contingency fees and expenses may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

Legal expenses for contingency fees and legal counsel’s time incurred are recorded as part of cost of sales from Forgent’s intellectual property licensing business on the Consolidated Statements of Operations.  Cost of sales for the intellectual property licensing business for the year ended July 31, 2007 was $18,270.  Forgent did not incur any cost of sales from its intellectual property licensing segment during the year ended July 31, 2008.  Other legal expenses incurred related to the Patent Licensing Program are recorded as part of operating expenses on the

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Consolidated Statements of Operations.  Other related legal expenses for the year ended July 31, 2008 and 2007 were $266 and $3,192, respectively.

9.                                      LOAN IMPAIRMENT

During fiscal year 2002, Forgent sold the operations and certain assets, including the VTEL name, of its videoconferencing equipment business (“Products business”), which designed, manufactured and sold multi-media visual communication products.  The sale was made to VTEL Products Corporation (“VTEL”), a privately held company created by the former Vice-President of Manufacturing of the Products business and two other senior management members of the Products business. As a result of the sale, the Company received a 90-day subordinated promissory note, bearing interest at an annual rate of five percent, for $967, and a 5-year subordinated promissory note, bearing interest at an annual rate of five percent, for $5,000. VTEL did not remit payment on its first subordinated promissory note as stipulated in the sales agreement. As a result of this default and due to the uncertainty in collecting the two outstanding notes from VTEL, the Company fully reserved the outstanding balances of both notes from VTEL as of July 31, 2002.  During the years ended July 31, 2008 and 2007, Forgent did not record any interest income related to the VTEL notes.

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

10.                               PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives are composed of the following:

	JULY 31,
	2008	2007

Software: 3 - 5 years	$3,243	$3,168
Furniture and equipment: 2-5 years	2,832	2,433
Internal support equipment: 2- 4 years	696	696
Capital leases: lease term or life of the asset	62	3
Leasehold improvements: lease term or life of the improvement	2,384	2,276
	9,217	8,576
Less accumulated depreciation	(8,310)	(7,809)
	$907	$767

The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. Depreciation and amortization expenses relating to property and equipment were approximately $508 and $505 for the years ended July 31, 2008 and 2007, respectively.

11.                               STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PROGRAM

During fiscal years 2008 and 2007, the Company did not repurchase any shares of its Common Stock.

STOCK AND STOCK OPTION PLANS

Forgent has three stock option plans, the 1989 Stock Option Plan (the “1989 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 1992 Director Stock Option Plan (the “1992 Plan”). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. The 1989 Plan expired in June 1999 and the 1996 Plan expired in April 2006, whereby the Company can no longer grant options under these plans.  However, options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to non-employee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $107 and $26 for fiscal years ending July 31, 2008 and 2007.

As of July 31, 2008, Forgent had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options outstanding	1,156
Options available for future grant	16
Shares reserved	1,172

The following table summarizes activity under all Plans for the years ended July 31, 2008 and 2007.

		2008		2007
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at the beginning of the year	1,169	$0.81	1,373	$1.64
Granted	0	N/A	0	N/A
Exercised	0	N/A	(200)	0.38
Canceled	(13)	5.71	(4)	0.38

Outstanding at the end of the year	1,156	$0.76	1,169	$0.81

Options exercisable at the end of the year	1,156	$0.76	1,148	$0.82

Weighted average fair value of options granted during the year		$ N/A		$ N/A

OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT JULY 31, 2008	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT JULY 31, 2008	WEIGHTED- AVERAGE EXERCISE PRICE

$0.38—$0.38	944	4.21	$0.38	944	$0.38
1.11—2.65	127	4.75	1.63	127	1.63
2.67—2.67	10	5.51	2.67	10	2.67
3.61—3.61	50	1.38	3.61	50	3.61
3.82—3.82	25	3.51	3.82	25	3.82

$0.38 — $3.82	1,156	4.14	$0.76	1,156	$0.76

Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed.  At July 31, 2008, options to purchase 1,143 shares were vested. At July 31, 2008, no unvested options had been exercised. The total number of vested or expected to vest shares at July 31, 2008 was 1,156 with a weighted average exercise price of $0.76, weighted average remaining contractual life of 4 years and aggregate intrinsic value of $0.  The total intrinsic value of options exercised during the years ended July 31, 2008 and 2007 were $0 and $148, respectively.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

EMPLOYEE STOCK PURCHASE PLAN

On April 29, 1993, Forgent adopted an Employee Stock Purchase Plan (“Employee Plan”), which enables all employees to acquire Forgent stock under the plan. The Employee Plan authorizes the issuance of up to 1,350 shares of Forgent’s Common Stock. The Employee Plan allows participants to purchase shares of the Company’s Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 38 shares and 27 shares, respectively, for the years ended July 31, 2008 and 2007.

RESTRICTED STOCK PLAN

On December 17, 1998, the Company adopted a restricted stock plan (the “1998 Plan”). The 1998 Plan authorizes the issuance of up to one million shares of Forgent’s Common Stock to be used to reward, incent and retain employees. During fiscal year 2008 and 2007, the Company issued 373 and 0 shares under the 1998 Plan $86 and $39 in related expense, respectively. The weighted-average grant date fair value of the shares issued in fiscal year 2008 was $0.58 and recognized.

A summary of the status of nonvested shares as of July 31, 2008 and 2007, and changes during the years ended July 31, 2008 and 2007, are presented below:

	2008		2007
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE
NONVESTED SHARES	SHARES	FAIR VALUE	SHARES	FAIR VALUE

Nonvested at August 1	—	$—	60	$0.71
Granted	373	$0.58	—	$—
Vested	(166)	$0.57	(58)	$0.66
Forfeited	(2)	$0.54	(2)	$1.73
Nonvested at July 31	205	$0.58	—	$—

The total fair value of shares vested during the years ended July 31, 2008 and 2007 were $95 and $39, respectively.

12.                               DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $73 and $21 for the years ended July 31, 2008 and 2007, respectively. These contributions were recorded as expenses in the Consolidated Statements of Operations.

13.                               REVENUE CONCENTRATION

The revenue concentration resulting from Forgent’s operations for the years ended July 31, 2008 and 2007 are as follows:

	2008	2007

Percentage of Total Revenue	18.5%	69.3%
Number of Customers	1	3

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

During the year ended July 31, 2008, Forgent relied on one customer in its software segment, which accounted for 18.5% of its total revenues.  As of July 31, 2008, Forgent did not have any outstanding receivable from this customer.  Due to the limited number of licensees in the Company’s Patent Licensing Program, Forgent relied on three customers in its intellectual property licensing segment, which accounted for 69.3% of its total revenues for the year ended July 31, 2007.

14.                               EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 2008 and 2007.  Approximately 1,169 options and 224 options in fiscal years 2008 and 2007, respectively, were not included in the computation of the dilutive stock options  because the effect of such options would be antidilutive.

	2008	2007

Weighted average shares outstanding – basic	30,026	25,515
Effect of dilutive stock options	—	534
Weighted average shares outstanding – diluted	30,026	26,049

Basic (loss) earnings per share	$(0.42)	$0.48
Diluted (loss) earnings per share	$(0.42)	$0.47

15.                              FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended July 31, 2008 and 2007:

	2008	2007
Current:
Federal	$(4)	$54
State	(7)	18
Foreign	32	22
Total current	21	94

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—

	$21	$94

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at July 31, 2008 and 2007 are as follows:

	2008	2007
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$134	$87
Accrued expenses	43	—
Other	14	7
	191	94
Valuation allowance	(186)	(94)
Net current deferred tax assets	5	—

Noncurrent deferred tax assets
Net operating losses	54,459	53,565
Research and development credit carryforwards	4,124	5,157
Minimum tax credit carryforwards	384	388
Fixed assets	1,146	1,091
Legal reserve	725	—
Charitable contributions	—	1
Impaired assets	160	268
Stock compensation	64	44
Other	19	1
	61,081	60,515
Valuation allowance	(59,469)	(60,515)
Net noncurrent deferred tax assets	1,612	—

Noncurrent deferred tax liabilities
Acquired intangibles	(1,617)	—
Total noncurrent deferred tax liabilities	(1,617)	—

Net current deferred tax asset	5	—
Net noncurrent deferred tax asset	$(5)	$—

At July 31, 2008, the Company had federal net operating loss carryforwards of approximately $160,083, research and development credit carryforwards of approximately $4,988 and alternative minimum tax credit carryforwards of approximately $384. The net operating loss and research and development credit carryforwards

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

will expire in varying amounts from 2009 through 2027, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of various acquisitions by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax year ended July 31, 2007 and 2008.  During the year ended July 31, 2008, the valuation allowance increased by approximately $1,454 due primarily to operations and decreased by approximately $1,376 and $1,032 due to the acquisition of iSarla and the implementation of FIN 48, respectively. Approximately $7,425 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision (benefit) for income taxes attributable to operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2008 and 2007 primarily as a result of the following:

	2008	2007

Computed at statutory rate	$(4,307)	$4,197
State taxes, net of federal benefit	(19)	61
AMT	—	54
Impairment of goodwill	2,513	—
Permanent items	113	32
R&D and AMT credits generated	—	(50)
Foreign income taxes at different rates	(79)	—
Change in state rate	4	(196)
Tax carryforwards not benefited	1,796	(4,004)
	$21	$94

Effective August 1, 2007, the Company adopted FIN 48.  The Company did not record any additional tax liability as a result of the adoption of FIN 48 and no adjustment was required to the August 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of August 1, 2007 was approximately $1,038. The reconciliation of Forgent’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at August 1, 2007	$1,038
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at July 31, 2008	$1,038

As of the date of adoption, the Company had $1,038 of unrecognized tax benefits.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not materially impact the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended July 31, 2008, the Company did not recognize any interest and penalties in its income tax expense.

Forgent files consolidated and separate tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years ending before July 31, 2005 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before July 31, 2004.  Forgent is not currently under audit for federal, state or any foreign jurisdictions.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

16.                               COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS & OTHER OBLIGATIONS

Forgent leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  During the second fiscal quarter of 2007, Forgent fully repaid its outstanding loans from Silicon Valley Bank.  As of July 31, 2008, Forgent did not have any debt outstanding or an open credit line from Silicon Valley Bank or any other lender. Forgent may periodically make other commitments and thus become subject to other contractual obligations.

Forgent’s future minimum lease payments under all operating and capital leases as of July 31, 2008 are as follows:

FISCAL YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS

2009	$3,672	$35
2010	3,498	17
2011	3,494	—
2012	3,452	—
2013	2,079	—
Thereafter	—	—

TOTAL	$16,195	$52

Less amount representing interest		(4)
Net present value of future minimum payments		48

Less current portion of obligations		(31)
Long-term portion of obligations		$17

As a result of the iEmployee acquisition in October 2007, the Company’s lease obligations increased in fiscal year 2008.  Total rent expense under all operating leases for the years ended July 31, 2008 and 2007 was $3,766 and $2,013, respectively. Approximately 97.3% of Forgent’s total operating lease obligations relates to its corporate office facility at Wild Basin in Austin, Texas.  Forgent subleases its unoccupied office space at Wild Basin to various sub-tenants.  During the years ended July 31, 2008 and 2007, the Company received $2,044 and $1,760, respectively, in rental income from these sub-leasing arrangements. The rental income offset against rental expense in the Consolidated Statements of Operations. As of July 31, 2008, sub-tenant deposits totaled $201 and future

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

minimum lease payments receivable under non-cancelable sublease arrangements are as follows:

OPERATING
LEASE
PAYMENTS
FISCAL YEAR ENDING:	RECEIVABLE

2009	$1,764
2010	1,346
2011	1,203
2012	912
2013	388
Thereafter	—
$5,613

As of July 31, 2008, the Company had a $399 liability remaining on its books related to a Tenant Improvement Allowance that was paid to the Company by the landlord for its Wild Basin property in Austin, Texas.  The liability is amortized monthly as a reduction in rental expense over the life of the lease on a straight-line basis.  Approximately $312 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.

As of July 31, 2008, Forgent had a $468 liability related to impairment charges for the economic value of the lost sublease rental income at its Wild Basin property in Austin, Texas.  The liability is amortized monthly as a reduction in rental expense based on the difference between the actual subtenant rental income and the expected subtenant rental income.  Approximately $182 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.  Additionally, Forgent recorded $70 as of July 31, 2008 as the lease escalation liability for its Austin, Texas property.

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

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on the motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2,800 for recoveries related to the ‘746 patent and other amounts including attorney’s fees and interest.  Forgent appealed this Court order and, on September 3, 2008, the Court granted Forgent’s Motion to Reconsider Order.  The trial date for this litigation is currently scheduled for April 27, 2009.

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

Litigation with Wild Basin

On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claimed Wild Basin was in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to Forgent’s lease assignment to a third party.  On October 19, 2007, Forgent amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.

On June 2, 2008, Wild Basin filed a counterclaim seeking a declaratory judgment that it had complied with its obligations under the lease and was seeking the recovery of attorney’s fees.  On June 5, 2008, Forgent amended its petition to request the Court make declaratory judgments on several issues in the case and to include as a breach of contract claim its claim for withholding amounts that should have been distributed by Wild Basin in the past pursuant to the lease.  Forgent sought to recover all damages as a result of the delay in closing its pending assignment and amounts not distributed in the past, among other damages.

The trial for this litigation commenced on September 22, 2008.  Prior to the conclusion of the trial, Forgent and Wild Basin reached a settlement agreement, effective September 25, 2008.  This settlement agreement requires, among other terms, that Wild Basin consents to Forgent’s lease assignment.  In return, Forgent will pay Wild Basin $75.  Both parties agreed to mutually release claims against each other.  As required by the settlement agreement, Forgent expects to finalize the lease assignment by December 31, 2008.  However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.

 17.                            SEGMENT INFORMATION

Currently, the Company operates in two distinct segments: software and services and intellectual property licensing.  Forgent’s software and services business provides customers with scheduling software, asset management software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services, and other professional services.  Under Forgent’s intellectual property licensing segment, the Company settled with the remaining defendants in the ‘746 Litigation and the ‘672 Litigation during fiscal year 2007.  Going forward, Forgent does not anticipate generating additional licensing revenues related to these patents.

In order to evaluate the software and services segment and the intellectual property licensing segment as stand-alone businesses, the Company records all unallocated corporate operating expenses in the Corporate segment.  The accounting policies of Forgent’s reportable segments are the same as those described in Note 2.

The Company evaluates the performance as well as the financial results of its segments. Included in the segment operating income (loss) is an allocation of certain corporate operating expenses. Due to the minimal activity in the intellectual property licensing segment during the year ended July 31, 2008, no corporate expenses were allocated to this segment in fiscal year 2008.  The Company does not identify assets or capital expenditures by reportable segments, and the Company’s Chief Executive Officer and Chief Financial Officer do not evaluate the segments based on these criteria.

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

The table below presents segment information about revenue from unaffiliated customers, gross margins, and operating (loss) income for the years ended July 31, 2008 and 2007:

		Intellectual
	Software &	Property
	Services	Licensing	Corporate	Total

For the Year Ended July 31, 2008
Revenues from unaffiliated customers	$10,182	$—	$—	$10,182
Gross margin	7,944	—	—	7,944
(Loss) Income from operations	(1,343)	(295)	(4,298)	(5,936)

For the Year Ended July 31, 2007
Revenues from unaffiliated customers	$4,245	$36,162	$—	$40,407
Gross margin	3,283	17,892	—	21,175
(Loss) Income from operations	(1,235)	12,917	(3,130)	8,552

Segment revenues by major source for the years ended July 31, 2008 and 2007 are as follows:

	FOR THE YEAR ENDED JULY 31,
	2008	2007

Software & Services
Software license	$3,027	$2,355
Hosting services	4,133	132
Maintenance & support services	1,619	1,092
Hardware devices	526	353
Professional services & other	877	313
	10,182	4,245
Intellectual Property Licensing
‘672 patent	$—	$8,162
‘746 patent	—	28,000
	—	36,162
Total Revenues	$10,182	$40,407

Revenue and long-lived assets related to operations in the United States and foreign countries for the years ended July 31, 2008 and 2007 are presented below.

	FOR THE YEAR ENDED JULY 31,
	2008	2007

Revenue from unaffiliated customers:
United States	$9,010	$35,378
Foreign	1,172	5,029
	$10,182	$40,407

Long-lived assets at the end of the year:
United States	$12,729	$959
Foreign	298	20
	$13,027	$979

FORGENT NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data or otherwise noted)

18.                               SUBSEQUENT EVENTS (UNAUDITED)

On September 6, 2007, Forgent filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claimed Wild Basin was in breach of contract relating to Forgent’s lease agreement by unreasonably withholding and delaying its consent to Forgent’s lease assignment to a third party.  This petition was subsequently amended to include claims of fraud and breach of fiduciary duty. Forgent sought to recover all damages as a result of the delay in closing its pending assignment and amounts not distributed in the past, among other damages.

The trial for this litigation commenced on September 22, 2008.  Prior to the conclusion of the trial, Forgent and Wild Basin reached a settlement agreement, effective September 25, 2008.  This settlement agreement requires, among other terms, that Wild Basin consents to Forgent’s lease assignment.  In return, Forgent will pay Wild Basin $75.  Both parties agreed to mutually release claims against each other.  As required by the settlement agreement, Forgent expects to finalize the lease assignment by December 31, 2008 and anticipates significant savings in rent expense after the lease is assigned to the third party.  However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGENT NETWORKS, INC.

November 5, 2008	By	/s/	RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	RICHARD N. SNYDER	Chief Executive Officer	November 5, 2008
	Richard N. Snyder	Chairman of the Board
(Principal Executive Officer)

/s/	JAY C. PETERSON	Chief Financial Officer	November 5, 2008
	Jay C. Peterson	Vice-President – Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/	RICHARD J. AGNICH	Director	November 5, 2008
Richard J. Agnich

/s/	KATHLEEN A. COTE	Director	November 5, 2008
Kathleen A. Cote

/s/	LOU MAZZUCCHELLI	Director	November 5, 2008
Lou Mazzuccheli

/s/	RAY R. MILES	Director	November 5, 2008
Ray R. Miles

/s/	JAMES H. WELLS	Director	November 5, 2008
James H. Wells

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

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

10.33

Legal Services Fee Agreement, effective April 14, 2006, by and among Forgent Networks, Inc., Hagans, Bobb & Burdine, P.C. and Bracewell & Giuliani, L.L.P (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2006).

10.34	Amended Restricted Stock Plan, effective May 23, 2006 (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2006).

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

10.39

Settlement and Patent License Agreement, effective April 25, 2007, by and among Forgent Networks, Inc., Motorola, Inc, and Digeo, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2007).

10.40

Settlement and License Agreement, effective April 25, 2007, between Forgent Networks, Inc. and Cisco Systems, Inc. (incorporated by reference to Exhibit 10.39 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2007).

10.41

Settlement and License Agreement, effective May 13, 2007, between Forgent Networks, Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2007)

10.42	Employment Agreement with Fenil Shah dated October 5, 2007 (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007).

10.43	Employment Agreement with Snehal Shah dated October 5, 2007 (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007).

21.1**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract

**	Filed herewith.