Form 10-Q
period 2008-10-31
FORGENT NETWORKS  INC
filed 2008-12-15
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Yes  ☐     No  ☒

At December 11, 2008, the registrant had outstanding 31,108,839 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	OCTOBER 31, 2008	JULY 31, 2008
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents	$10,554	$12,062
Short-term investments	3,289	2,627
Accounts receivable, net of allowance for doubtful accounts of $47 and $41 at October 31, 2008 and July 31, 2008, respectively	1,333	1,718
Inventory	58	74
Prepaid expenses and other current assets	217	191
Total Current Assets	15,451	16,672

Property and equipment, net	775	907
Intangible assets, net	4,534	4,729
	$20,760	$22,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,054	$3,778
Accrued compensation and benefits	192	203
Lease impairment and advance	355	373
Other accrued liabilities	335	384
Deferred revenue	1,874	1,844
Total Current Liabilities	6,810	6,582

Long-Term Liabilities:
Deferred revenue	27	25
Lease impairment and advance	455	564
Other long-term obligations	207	217
Total Long-Term Liabilities	689	806

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 32,899 and 32,892 shares issued; 31,109 and 31,102 shares outstanding at October 31, 2008 and July 31, 2008, respectively	329	329
Treasury stock at cost, 1,790 shares at October 31, 2008 and July 31, 2008	(4,815)	(4,815)
Additional paid-in capital	270,695	270,657
Accumulated deficit	(252,753)	(251,214)
Accumulated other comprehensive income	(195)	(37)
Total Stockholders’ Equity	13,261	14,920
	$20,760	$22,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2008	2007
	(UNAUDITED)

Revenues	$2,792	$1,875
Cost of Sales	(564)	(330)
Gross Margin	2,228	1,545

OPERATING EXPENSES:
Selling, general and administrative	3,197	2,440
Research and development	561	291
Amortization of intangible assets	149	36
Total Operating Expenses	3,907	2,767

LOSS FROM OPERATIONS	(1,679)	(1,222)

OTHER INCOME AND (EXPENSES):
Interest income	55	338
Foreign currency translation	120	(7)
Interest expense and other	(10)	(13)
Total Other Income	165	318

LOSS FROM OPERATIONS, BEFORE INCOME TAXES	(1,514)	(904)
Provision for income taxes	(25)	(14)
NET LOSS	$(1,539)	$(918)

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.05)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,104	27,094
Diluted	31,104	27,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2008	2007
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(1,539)	$(918)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	327	141
Amortization of leasehold advance and lease impairment	(96)	(97)
Provision for doubtful accounts	8	(2)
Share-based compensation	36	5
Foreign currency translation (gain) loss	(120)	7
Gain on sale of assets	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	335	137
Inventory	16	—
Prepaid expenses and other current assets	(25)	22
Accounts payable	243	(8,041)
Accrued expenses and other long-term obligations	(62)	(248)
Deferred revenue	74	(70)
Net cash used in operating activities	(808)	(9,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of short-term investments	(658)	(1,483)
Net purchases of property and equipment	(25)	(18)
Change in other assets	—	164
Acquisition of iSarla, Inc., net of cash acquired	—	(7,213)
Net cash used in by investing activities	(683)	(8,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	2	2
Payments on capital leases	(7)	(1)
Net cash (used in) provided by financing activities	(5)	1

Effect of translation exchange rates	(12)	14

Net decrease in cash and equivalents	(1,508)	(17,599)
Cash and equivalents at beginning of period	12,062	33,524
Cash and equivalents at end of period	$10,554	$15,925

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of stock for acquisition of iSarla, Inc.	$—	$4,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of October 31, 2008 and July 31, 2008, and the results of operations and cash flows for the three months ended October 31, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2008.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - ACQUISITION

On October 5, 2007, Forgent acquired all of the outstanding capital stock of iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions that help simplify the human resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information. iSarla Inc. conducted its business under the trade name “iEmployee” and provided hosted application services, including Time & Attendance, Timesheets, Human Resource Benefits, Expenses and other solutions.  iEmployee was a profitable business with a high percentage of recurring revenues and delivered its software as a service under the “SaaS” model.  The acquisition expanded Forgent’s current target markets, significantly augmented the Company’s product and service offerings to customers, and increased revenues from its operations considerably.  Due to these factors, the Company purchased the iEmployee business at a premium (i.e. goodwill) over the fair value of the net assets acquired.

In consideration for the acquisition, Forgent paid approximately $12,661, including $6,602 in cash, 5,095 shares of its Common Stock, valued at approximately $4,987 and transaction cost of approximately $1,072.  The shares of Common Stock issued were valued based upon the price of $0.98 when the number of shares to be issued became fixed.  Upon closing, $990 in cash and 764 shares totaling $748 of the purchase price were held in escrow for 12 and 18 months for representations and warranties.  The purchase agreement did not include provisions for any other contingent payments, options or commitments.  As a result of the acquisition, iEmployee’s results of operations since October 5, 2007 have been included in the Company’s Consolidated Statement of Operations.

The business combination was accounted for under Financial Accounting Standard Board (“FASB”) Statement No. 141, “Business Combinations.”  The application of purchase accounting under Statement No. 141 requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill.  The following table summarizes the final adjusted fair values of the iEmployee assets acquired and liabilities assumed:

Final
Allocation
Assets Acquired
Cash	$460
Short-term investments	526
Accounts receivable, net	452
Prepaid assets	90
Fixed assets	340
Goodwill	7,391
Intangible assets	5,368
Other assets	11
Total assets acquired	14,638

Liabilities assumed
Accounts payable	(1,279)
Accrued compensation and benefits	(134)
Accrued other liabilities	(189)
Deferred revenue	(375)
Total liabilities assumed	(1,977)

Net assets acquired	$12,661

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

Due to its continued depressed stock price and the current market conditions during the fourth fiscal quarter of 2008, Forgent determined that the decline in its market capitalization may not be temporary.  Due to the decline in its market capitalization, the Company was required to perform an impairment analysis on its goodwill.  As a result of the impairment analysis, Forgent recorded a non-cash $7,391 goodwill impairment related to its acquisition of iEmployee to its Consolidated Statement of Operations during the fourth quarter of fiscal 2008.  This impairment had no impact to the Company’s tangible net book value or liquidity.

The following summary presents unaudited pro forma consolidated financial information for the three months ended October 31, 2007, as if the iEmployee acquisition had occurred as of August 1, 2007.  The pro forma information does not purport to be indicative of the actual results which would have occurred had the acquisition been completed as of August 1, 2007, nor is it necessarily indicative of the results of operations which may occur in the future.

	OCTOBER 31, 2007
	AS	PRO
	REPORTED	FORMA

Revenues	$1,875	$2,888
Net (loss) income	(918)	(773)

Net (loss) income per common share:
Basic	$(0.03)	$(0.03)
Diluted	(0.03)	(0.03)

Weighted average shares outstanding:
Basic	27,094	30,749
Diluted	27,094	30,749

3.                                      INTANGIBLE ASSETS

Forgent accounts for its acquisitions in accordance with FASB Statement No. 141, “Business Combinations.”  The Company records intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.  Forgent’s intangible assets relate to its acquisition of iSarla Inc. and the iEmployee operations.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  The gross carrying amount and accumulated amortization of the Company’s intangible assets as of October 31, 2008 and July 31, 2008 are as follows:

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

		October 31, 2008
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(196)	$719
Customer Relationships	8	2,470	(330)	2,140
Ceridian Contract	8	1,545	(206)	1,339
Trade Names	5	288	(62)	226
Covenant not-to-compete	4	150	(40)	110
		$5,368	$(834)	$4,534

		July 31, 2008
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(150)	$765
Customer Relationships	8	2,470	(253)	2,217
Ceridian Contract	8	1,545	(158)	1,387
Trade Names	5	288	(47)	241
Covenant not-to-compete	4	150	(31)	119
		$5,368	$(639)	$4,729

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended October 31, 2008 and 2007 was $149 and $36, respectively.  The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years and thereafter as of October 31, 2008:

Fiscal Years
Remaining 2009	$586
2010	780
2011	780
2012	749
2013	545
Thereafter	1,094
$4,534

NOTE 4 – FAIR VALUE MEASUREMENTS

Effective August 1, 2008, Forgent adopted Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of Statement No. 157 did not have a material impact to the Company’s consolidated financial statements.

Statement No. 157 establishes a three-tier fair value hierarchy, which are based on the reliability of the inputs used in measuring fair values. These tiers include:

Level 1: Quoted prices in active markets for identical assets or liabilities;

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

Level 2: Quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active for identical or similar assets or liabilities; and model-driven valuations whose significant inputs are observable; and

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of October 31, 2008:

		Fair Value Measure at October 31, 2008
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	October 31,	Market	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$10,554	$10,554	$—	$—
Short-term investments available for sale	3,289	3,289	—	—
Total	$13,843	$13,843	$—	$—

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement No. 157, “Fair Value Measurements,” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.”  Forgent adopted Statement No. 159, effective August 1, 2008, and elected not to measure any additional financial instruments at fair value.  Therefore, the adoption of Statement No. 159 did not have a material impact to the Company’s consolidated financial statements.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB Statement No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities.  The following table presents the Company’s comprehensive loss and its components for the three months ended October 31, 2008 and 2007:

	For the Three Months
	Ended October 31,
	2008	2007

Net Loss	$(1,539)	$(918)
Foreign currency (loss) gain	(162)	22
Unrealized gain	4	3
Comprehensive Loss	$(1,697)	$(893)

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended October 31, 2008 and 2007 was $36 and $5, respectively.  The Company issued 7 and 4 shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the three months ended October 31, 2008 and 2007, respectively.

NOTE 8 – INCOME TAXES

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

The adoption of FIN 48 did not have a material impact on the Company’s financial statements or disclosures. As of October 31, 2008 and 2007, Forgent did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. Management does not anticipate that a significant increase or

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

decrease to gross unrecognized tax benefits will be recorded during the next twelve months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, Forgent has no accrued interest and penalties.

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1,400 for contingency fees and expenses related to the settlements from the litigation regarding the Company’s DVR patents.  Jenkens interprets the Resolution Agreement on broader terms and now believes it is entitled to $3,400, including attorneys’ fees and interest.

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

The trial for this litigation commenced on September 22, 2008.  Prior to the conclusion of the trial, Forgent and Wild Basin reached a settlement agreement, effective September 25, 2008.  This settlement agreement requires, among other terms, that Wild Basin consent to Forgent’s lease assignment.  In return, Forgent paid Wild Basin $75 in November 2008.  Both parties agreed to mutually release claims against each other.

After Forgent and Wild Basin participated in mediation on November 11, 2008 to finalize the terms of the settlement agreement, Wild Basin consented to Forgent’s lease assignment and the documents were submitted to Wild Basin’s lender for final approval.  As required by the settlement agreement, Forgent expects to finalize the lease assignment by December 31, 2008.  However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of October 31, 2008 and July 31, 2008 and for the three months ended October 31, 2008 and 2007 should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

In September 2007, the Company announced a change in the name under which it does business by re-branding its corporate name to “Asure Software” to reflect the Company’s focus on its software and services segment for its future growth.  Effective September 13, 2007, the Company began trading in the Nasdaq Global Market System under the symbol “ASUR”.  On February 4, 2008, Forgent received a Nasdaq deficiency letter indicating that, for 30 consecutive business days, the bid price per share of the Company’s common stock closed below the minimum $1.00 per share requirement.  Therefore, the Company’s common stock was subject to potential delisting from the Nasdaq Global Market Exchange pursuant to Nasdaq Marketplace Rule 4450(a)(5). The Company was provided 180 calendar days, or until August 4, 2008, to regain compliance by maintaining a share bid price in excess of $1.00 for ten consecutive business days. Forgent worked to regain compliance through improving its operating results, but it was unable to regain compliance with the minimum bid requirement.  Consequently, Forgent applied for a transfer listing on the Nasdaq Capital Market.  Nasdaq approved the application and transferred the Company’s securities to the Nasdaq Capital Market, effective September 19, 2008.  As a result of this transfer, Forgent was provided an additional 180 calendar days, beginning from the original August 4, 2008 deadline, or until February 2, 2009, to regain compliance with the minimum $1.00 share bid price requirement.  The Company’s trading symbol continues to be “ASUR” and the trading of the Company’s stock is unaffected by this change.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2008	2007

Software and services revenues	100.0%	100.0%
Gross margin	79.8	82.4
Selling, general and administrative	114.5	130.2
Research and development	20.1	15.5
Amortization of intangible assets	5.3	1.9
Total operating expenses	139.9	147.6
Other income, net	5.9	17.0
Net loss	(55.1)%	(49.0)%

THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

Revenues

Revenues for the three months ended October 31, 2008 were $2.8 million, an increase of $0.9 million, or 48.9%, from the $1.9 million reported for the three months ended October 31, 2007.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, human resource and time and attendance software, complementary hardware devices to enhances its software products, software maintenance and support services, installation and training services and other professional services.

During the first fiscal quarter of 2009, an increase in software subscription revenues accounted for approximately 97.4% of the $0.9 million increase in revenues.  In October 2007, the Company acquired iEmployee’s human resource and time and attendance software along with its operations.  This software, as well as the Company’s Meeting Room Manager (“MRM”) On Demand software, are delivered to customers under the “SaaS” model, which is software as a service.  The SaaS model, which is a subscription-based offering, allows customers to use Forgent’s software without installing or maintaining the software on their own servers.  Since the iEmployee acquisition occurred in October 2007, the Company did not benefit from having a full quarter’s worth of revenues from the iEmployee operations during the three months ended October 31, 2007.  The increase in software subscription revenues during the three months ended October 31, 2008 is due primarily to the Company generating revenues from the iEmployee operations the entire quarter.

The Company continues to develop its iEmployee sales force and web-based marketing model to increase sales performance and will release new software updates and enhancements for certain of its software products during the next twelve months.  Forgent will continue to target small and medium businesses and divisions of enterprises and will employ targeted vertical marketing programs, as appropriate.  Although the Company’s sales, particularly of MRM, have been concentrated in certain verticals, including corporate, education, governmental, healthcare, legal and non-profit entities, the Company’s customers are widely spread across industries as well as geographies.  Forgent has recently experienced some softness in the market due to the current depressed macroeconomic environment.  However, the Company has not experienced a significant reduction in sales from any particular industry or geographic location that would indicate that Forgent is currently at risk of a material decrease in revenues resulting from a concentrated customer base.

Gross Margin

Gross margins for the three months ended October 31, 2008 were $2.2 million, an increase of $0.7 million, or 44.2%, from the $1.5 million reported for the three months ended October 31, 2007. Gross margins as a percentage of revenues were 79.8% and 82.4% for the three months ended October 31, 2008 and 2007, respectively.

The $0.7 million increase in gross margin is driven by the increase in revenues resulting from the Company generating a full quarter’s worth of revenues related to the iEmployee operations during the three months ended October 31, 2008.  Additionally, cost of sales increased by $0.2 million during the first fiscal quarter of 2009, 81.8% of which is due to the Company incurring cost of sales related to the iEmployee operations for the entire quarter, as compared to the 26 days during the first fiscal quarter of 2008.  Forgent’s cost of sales relates primarily to compensation expenses, hardware expenses and the amortization of the Company’s purchased software costs.  These expenses represented approximately 60.7% and 63.4% of the total cost of sales for the three months ended October 31, 2008 and 2007, respectively.  Changes in the product mix during the first fiscal quarter of 2009 explain the decrease in the gross margin percentage from 82.4% for the three months ended October 31, 2007 to 79.8% for the three months ended October 31, 2008.  Forgent expects gross margins to remain relatively consistent with the gross margins for the three months ended October 31, 2008, in terms of percentage of revenues for future periods.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended October 31, 2008 were $3.2 million, an increase of $0.8 million or 31.0%, from the $2.4 million reported for the three months ended October 31, 2007. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues were 114.5% and 130.2% for the three months ended October 31, 2008 and 2007, respectively.

Approximately 80.9% of the $0.8 million increase in SG&A expenses during the three months ended October 31, 2008 is due to increases in iEmployee SG&A expenses and legal expenses.  During the first fiscal quarter of 2009, the Company incurred SG&A expenses related to the iEmployee operations for the entire quarter, as compared to the 26 days during the first fiscal quarter of 2008, thus increasing total SG&A expenses by $0.4 million.  Additionally, Forgent’s corporate legal expenses increased by $0.3 million due primarily to the litigation with Wild Basin One & Two, Ltd. (“Wild Basin”) during the three months ended October 31, 2008.  Prior to the conclusion of the trial with Wild Basin, Forgent and Wild Basin reached a settlement agreement, effective September 25, 2008.  This agreement was finalized during mediation on November 11, 2008.  With the conclusion of the Wild Basin litigation, management anticipates significant savings in rent expense after the Wild Basin lease is assigned, which assignment should be finalized by December 31, 2008.  However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.  Although the Wild Basin litigation is completed, management does not expect corporate legal fees to decrease significantly due to the escalating activity related to the lawsuit with Jenkens & Gilchrist, P.C. (“Jenkens”).  The trial date for the Jenkens litigation is currently scheduled for April 27, 2009.

Forgent will continue to make modest investments in its sales team, as necessary, in order to grow its operations and increase sales.  Forgent will also continue to evaluate and reduce any unnecessary SG&A expenses.

Research and Development

Research and development expenses for the three months ended October 31, 2008 were $0.6 million, an increase of $0.3 million, or 92.6%, from the $0.3 million reported for the three months ended October 31, 2007. Research and development (“R&D”) expenses as a percentage of revenues were 20.1% and 15.5% for the three months ended October 31, 2008 and 2007, respectively.

Approximately 75.8% of the $0.3 million increase in R&D expenses during the three months ended October 31, 2008 resulted from the Company incurring R&D expenses related to the iEmployee operations for the entire quarter, as compared to the 26 days during the three months ended October 31, 2007.  During the first fiscal quarter of 2009, Forgent concentrated its R&D efforts on improving its Time & Attendance and MRM products.  The Time & Attendance’s enhancements ease the implementation and enforcement of Paid Time-Off (“PTO”) policies by providing users more control over administering their PTO programs.  These enhancements include an automated calculation of the time off accruals, greater visibility to PTO details through new reporting, and improved calendaring options for managers to easily track their employees’ time off requests in their Microsoft Outlook® calendars.  Forgent continued developing MRM and released MRM 7.9 in November 2008.  MRM 7.9 includes an enhanced MRM Outlook interface that allows assigned delegates the ability to schedule meetings on behalf of others, privacy features that hide meeting details as needed and more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook®.

Forgent continues to solicit and receive feedback regarding its products and services from its existing and potential customers.  During the remainder of fiscal year 2009, the Company plans to continue investing modestly in its R&D efforts as necessary, in order to enhance the functionality of its software products through new releases and new feature developments and to evaluate opportunities for developing new software.  As the Company designs and further improves its workforce management solutions, management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue.

Amortization of intangible assets

Amortization expenses for the three months ended October 31, 2008 were $0.1 million, an increase of $0.1 million, or 315.5%, from the $36 thousand reported for the three months ended October 31, 2007. Amortization expenses as a percentage of revenues were 5.3% and 1.9% for the three months ended October 31, 2008 and 2007, respectively.  Upon acquiring the iEmployee business in October 2007, Forgent recorded several intangible assets, which are being amortized over their appropriate useful lives.  The amortization expenses during the three months ended October 31, 2008 and 2007 relate entirely to these acquired intangible assets.

Net Loss

Forgent generated a net loss of $1.5 million, or $0.05 per share, during the three months ended October 31, 2008, compared to a net loss of $0.9 million, or $0.03 per share, during the three months ended October 31, 2007.  Net loss as a percentage of total revenues were 55.1% and 49.0% for the three months ended October 31, 2008 and 2007, respectively. The $0.6 million increase in the Company’s net loss during the three months ended October 31, 2008 is primarily attributable to the $1.1 million increase in operating expenses, offset by the $0.7 million increase in gross margin.  Forgent will continue to implement its corporate strategy for growing its software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during the remainder of fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2008	2007
	(in thousands)

Working capital	$8,641	$14,423
Cash, cash equivalents and short-term investments	13,844	19,476
Cash used in operating activities	(808)	(9,064)
Cash used in investing activities	(683)	(8,550)
Cash provided by (used in) financing activities	(5)	1

Cash used in operating activities was $0.8 million for the three months ended October 31, 2008 due primarily to $1.5 million in net loss, offset by a $0.3 million decrease in accounts receivable and a $0.2 million increase in accounts payable.  Cash used in operating activities was $9.1 million for the three months ended October 31, 2007 due primarily to an $8.0 million decrease in accounts payable and $0.9 million in net loss.  Management continues to closely monitor all of its cash sources and uses from its operations.  During the three months ended October 31, 2008, Forgent increased its collection efforts related to its trade receivables.  As a result, Forgent’s average days sales outstanding was 35 days for the first fiscal quarter of 2009, down from 49 days for the first fiscal quarter of 2008.  As management continues to evaluate and reduce any unnecessary expenditure, including specifically Forgent’s efforts to reduce its rent expense by assigning its Wild Basin lease, management anticipates significant cash savings which will decrease the cash used in the Company’s operating activities in future periods.

Cash used in investing activities was $0.7 million for the three months ended October 31, 2008 due primarily to $0.7 million in net purchases of short-term investments. Cash used in investing activities was $8.6 million for the three months ended October 31, 2007 due primarily to $7.2 million paid in cash related to the iEmployee acquisition and $1.5 million in purchases of short-term investments. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  Although the interest rates have been decreasing, the Company continues to purchase investments with slightly longer maturities in order to maximize its interest income.  Forgent does not invest in any mortgage-backed securities or other high-risk investments.  Forgent’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of fiscal year 2009.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Despite the additional lease obligations acquired with the iEmployee operations, approximately $14.9 million, or 97.1% of the Company’s total operating lease obligations, relate to its corporate office facility at Wild Basin in Austin, Texas.  As of October 31, 2008, Forgent had $5.1 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.4 million liability related to impairment charges for the economic value of the lost sublease rental income at its Austin property.  Once Forgent successfully assigns its Wild Basin lease, the Company’s operating lease obligations will significantly decrease. However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.

Cash used in financing activities was $5 thousand for the three months ended October 31, 2008. Cash provided by financing activities was $1 thousand for the three months ended October 31, 2007.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing.  Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.  Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the three months ended October 31, 2008 or 2007.  As of October 31, 2008, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the authority to repurchase approximately 1.2 million additional shares. Management will periodically assess repurchasing additional shares during fiscal year 2009, depending on the Company’s cash position, market conditions and other factors.

As of October 31, 2008, Forgent’s principal sources of liquidity consisted of $13.8 million of cash, cash equivalents and short-term investments.  Management is focused on growing its existing software operations and thus plans to utilize its cash balances to expand its operations by making additional prudent investments as necessary and may repurchase outstanding shares.  Although Forgent is currently not actively exploring prospects in acquiring a public or privately held technology business or product line, the Company will consider a potential opportunity if the right opportunity presents itself.

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

CRITICAL ACCOUNTING POLICY

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal quarter end and the reported amounts of revenues and expenses during the fiscal quarter.  The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency legal reserves, lease impairment, useful lives of fixed assets, the determination of the fair value of its long-lived assets and the fair value of assets acquired and liabilities assumed during the iEmployee acquisition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

Revenue consists of software license, software subscription and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Forgent sells multiple elements within a single sale.  For software license arrangements, the Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company.  For software subscription arrangements, the Company recognizes the total contract value ratably over the contract term, beginning when the customer is able to utilize the software.

The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately.  Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year).  Revenue allocated to installation and training is recognized upon completion of these services.  The Company’s training and installation services are not essential to the functionality of the Company’s products as such services can be provided by a third party or the customers themselves.

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

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2008.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to $1.4 million for contingency fees and expenses related to the settlements from the litigation regarding the Company’s DVR patents.  Jenkens interprets the Resolution Agreement on broader terms and now believes it is entitled to $3.4 million, including attorneys’ fees and interest.

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

The trial for this litigation commenced on September 22, 2008.  Prior to the conclusion of the trial, Forgent and Wild Basin reached a settlement agreement, effective September 25, 2008.  This settlement agreement requires, among other terms, that Wild Basin consent to Forgent’s lease assignment.  In return, Forgent paid Wild Basin $75 thousand in November 2008.  Both parties agreed to mutually release claims against each other.

After Forgent and Wild Basin participated in mediation on November 11, 2008 to finalize the terms of the settlement agreement, Wild Basin consented to Forgent’s lease assignment and the documents were submitted to Wild Basin’s lender for final approval.  As required by the settlement agreement, Forgent expects to finalize the lease assignment by December 31, 2008.  However, there is no assurance that Forgent will finalize the lease assignment, or if finalized, that it will occur by the December 31, 2008 deadline.

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

FORGENT NETWORKS, INC.

December 15, 2008	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

December 15, 2008	By:	/s/ JAY C. PETERSON
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