Form 10-K/A
period 2008-07-31
FORGENT NETWORKS  INC
filed 2009-01-27
CIK 884144

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

Richard N. Snyder, age 63, has served as a director of our company since December 1997 and was elected chairman of the board in March 2000. In June 2001, Mr. Snyder was elected president and chief executive officer of our company. From September 1997 until assuming the positions of president and chief executive officer of our company, Mr. Snyder served as founder and chief executive officer of Corum Cove Consulting, LLC, a consulting firm specializing in providing strategic guidance to high technology businesses. From 1996 until 1997, Mr. Snyder was the senior vice president of World Wide Sales, Marketing, Service and Support of Compaq Computer Corp., a worldwide computer company. From 1995 until 1996, Mr. Snyder was the senior vice president and general manager of Dell Americas, a computer manufacturer and marketer. Prior to 1995, Mr. Snyder served as group general manager of the Deskjet Products Group of Hewlett Packard. He also serves as a director of Symmetricom, Inc., based in San Jose, California.

Kathleen A. Cote, age 59, has served as a director of our company since December 1999. From May 2001 through June 2003, she was chief executive officer of Worldport Communications, Inc., a provider of internet managed services to the European market. In January 1998, Ms. Cote founded Seagrass Partners, a provider of expertise in business planning and strategic development, and served as its president until May 2001. From November 1996 to January 1998, Ms. Cote served as chief executive officer of Computervision Corporation, an international provider of software for data management and product development software and services. From November 1986 to November 1996, she held various senior management positions with Computervision Corporation. In January 1998, Computervision Corporation was acquired by Parametric Technology Corporation. Ms. Cote is also a director of Western Digital Corporation and VeriSign, Inc. (1)(3)

James H. Wells, age 61, has served as a director of our company since December 1999. He currently consults with early stage internet start-up companies. Mr. Wells was the senior vice president of marketing and business development of Dazel, a Hewlett Packard enterprise software company, from January 1999 through February 2000. From April 1995 to March 1998, Mr. Wells served as vice president of sales and was a founding officer in the internet streaming company, RealNetworks, Inc. (1)(2)(3)

Lou Mazzucchelli, age 52, has served as a director of our company since February 2002. He is currently a venture partner at Ridgewood Capital, a venture capital firm focusing its investments in the information technology industry. Prior to joining Ridgewood Capital in 2001, Mr. Mazzucchelli was an investment banker at Gerard Klauer Mattison in New York, which he joined in 1996 as their PC and digital media technology analyst. Previously, Mr. Mazzucchelli spent 13 years leading Cadre Technologies, a pioneering computer-aided software engineering tools company that he founded in 1982 and grew to become one of the top 50 U.S. independent software vendors before its sale in 1986. (2)(3)

Richard J. Agnich, age 64, has served as a director of our company since March 2003. He is currently an advisor to technology start-ups, is a trustee of Austin College and chair of the Entrepreneurs Foundation of North Texas. Mr. Agnich is also currently serving as a director of ST Assembly Test Services, Ltd. (STTS, NASDAQ), a leading semiconductor test and assembly service provider headquartered in Singapore. Prior to his retirement in 2000, Mr. Agnich served as Senior Vice President, General Counsel and Secretary and various other positions at Texas Instruments Incorporated since 1973. (3)

Ray R. Miles, age 56, has served as a director of our company since March 2003. He is currently working with Rajko Associates, a company that provides consulting services on corporate strategy. From 2001 to 2002, Mr. Miles served as the President of Communications Services, a service line of the Operations Solutions business of EDS, Inc. Prior to joining Communications Services, Mr. Miles was a business manager and manager of software strategy at Texas Instruments from 1999 to 2001. From 1996 to 1999, Mr. Miles served as a branch manager and then Chief Operating Officer of Deutsche Telekom Alliance, a strategic alliance between Texas Instruments Incorporated and Deutsche Telekom. (1)(3)

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

(3)  Independent board member as determined by the Board of Directors of the Company

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and NASDAQ. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon information provided to the Company by individual officers, directors and 10% Stockholders, Forgent believes that all of these filing requirements were satisfied by the Company’s officers, directors, and 10% Stockholders in fiscal 2008.

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

The Compensation Committee has reviewed the Company’s compensation plans with regard to the deduction limitation set forth in Section 162(m). The Compensation Committee believes that option grants under the Company’s equity plans meet the requirements for deductible compensation. The Compensation Committee has decided for the present not to alter the Company’s other compensation plans to meet the deductibility requirements of the regulations promulgated under the Internal Revenue Code. The Compensation Committee will continue to review the issue and its determination under the regulations under Section 162(m) and monitor whether the Company’s compensation plans should be amended in the future to meet the deductibility requirements. The Compensation Committee does not anticipate that Section 162(m) will limit the deductibility of any compensation paid in fiscal year 2008. None of the Company’s executive officers were affected by Section 162(m) in fiscal year 2008.

Summary Compensation Table (2008 Fiscal Year)

The following table summarizes the compensation of the named executive officers listed below during the Company’s last completed fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard N. Snyder Chief Executive Officer and President	2008	300,000	2,719	25,480	-0-	-0-	-0-	4,540	332,739

Jay C. Petersen Chief Financial Officer and Vice President, Finance	2008	216,300	2,719	11,270	-0-	-0-	-0-	4,352	234,641

Nancy L. Harris Vice President, Software	2008	215,000	2,719	49,320	-0-	-0-	-0-	4,322	271,361

(b)         Fiscal year covered.

(c)          Dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year covered.

(d)         Dollar value of bonus (cash and non-cash) earned by the named executive officer during the fiscal year covered.

(e)          Dollar value of restricted stock awarded to the named executive officer during the fiscal year covered

(i)             Represents the dollar value of any insurance premiums paid by the Company during the fiscal year covered with respect to term life insurance and long term disability insurance for the benefit of the named executive officer. Also represents the dollar value of any matching contributions made by the Company to the 401(k) account of the named executive officer during the fiscal year covered. The allocation of these items for each of the named executive officers for fiscal 2008 are as follows:

	Insurance Premiums	401(k) Matching
Richard N. Snyder	$4,540	$0
Jay C. Peterson	$1,767	$2,585
Nancy L. Harris	$1,391	$2,931

Grants of Plan-Based Awards Table (2008 Fiscal Year)

The following table sets forth information concerning each grant of an award made to each of the named executive officers listed in the Summary Compensation Table above, in the last completed fiscal year under any plan, including awards that subsequently have been transferred:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Options (#)	Awards ($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Richard N. Snyder(11)	11/1/07	-0-	-0-	-0-	-0-	-0-	-0-	52,000	-0-	0.01

Jay C. Petersen	11/1/07	-0-	-0-	-0-	-0-	-0-	-0-	23,000	-0-	0.01

Nancy L. Harris	4/1/08	-0-	-0-	-0-	-0-	-0-	-0-	50,000	-0-	0.01
	11/1/07	-0-	-0-	-0-	-0-	-0-	-0-	31,000	-0-	0.01

(i)             Number of restricted shares awarded to the named executive officer during the fiscal year covered.

(k)          Par value per share required to be paid by the awardee.

Outstanding Equity Awards at Fiscal Year-End Table (2008 Fiscal Year)

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of the named executive officers listed in the Summary Compensation Table, outstanding as of the end of the Company’s last completed fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard N. Snyder						52,000	15,600	-0-	-0-
	216,045	-0-	-0-	0.385	10/17/2012	-0-	-0-	-0-	-0-
	33,955	-0-	-0-	0.385	05/24/2012	-0-	-0-	-0-	-0-
	186,335	-0-	-0-	0.385	05/24/2012	-0-	-0-	-0-	-0-

Jay C. Petersen						23,000	6,900	-0-	-0-
	28,000	-0-	-0-	0.385	10/16/2011	-0-	-0-	-0-	-0-
	25,000	-0-	-0-	0.385	7/11/2012	-0-	-0-	-0-	-0-
	27,606	-0-	-0-	0.385	7/19/2012	-0-	-0-	-0-	-0-
	22,993	-0-	-0-	0.385	7/19/2012	-0-	-0-	-0-	-0-
	90,776	-0-	-0-	0.385	10/17/2012	-0-	-0-	-0-	-0-
	8,125	-0-	-0-	0.385	11/3/2013	-0-	-0-	-0-	-0-
	21,875	-0-	-0-	0.385	11/3/2013	-0-	-0-	-0-	-0-

Nancy L. Harris						50,000	15,000	-0-	-0-
						31,000	9,300	-0-	-0-
	50,000	-0-	-0-	0.385	10/11/2011	-0-	-0-	-0-	-0-
	80,168	-0-	-0-	0.385	10/17/2012	-0-	-0-	-0-	-0-
	20,000	-0-	-0-	0.385	11/3/2013	-0-	-0-	-0-	-0-

(b)         The Company’s option awards vest on a monthly basis, normally over a 48-month period. All option awards listed above are fully vested.

(e)   Option awards were re-priced to $0.385 per share during fiscal 2007.

(f)    Options expire ten years from relevant grant date.

(g)         Unvested restricted shares vest one year from the date of award, with the exception of the 50,000 restricted shares awarded to Nancy Harris on 4/1/08, which vest over two years from the date of award.

(h)         Unvested restricted shares valued at the 7/31/08 common share price of $0.30.

Option Exercises and Stock Vested Table (2008 Fiscal Year)

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

Director Compensation Table (2008 Fiscal Year)

The following table sets forth information concerning the compensation of the directors for the Company’s last completed fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard Agnich	17,000	-0-	-0-	-0-	-0-		17,000

Kathleen Cote	18,000	-0-	-0-	-0-	-0-		18,000

Louis J. Mazzucchelli	17,250	-0-	-0-	-0-	-0-	34,667	51,917

Ray Rajko Miles	18,000	-0-	-0-	-0-	-0-		18,000

James Wells	18,250	-0-	-0-	-0-	-0-		18,250

(b)    During fiscal 2008, each non-employee director was paid a retainer of $3,000 for each quarter. Additionally, each non-employee director was paid $1,000 for the regularly scheduled and special meetings of the Board of Directors that he or she attended and $250 for participation in each telephonic meeting not considered an official board of directors’ meeting. Total director fees earned in fiscal 2008 were $88,500.

(d)    The aggregate number of option awards outstanding at fiscal year end for each director is as follows:

Richard Agnich (35,000)

Kathleen Cote (45,000)

Louis J. Mazzucchelli (45,000)

Ray Rajko Miles (35,000)

James Wells (45,000)

(g)    This includes consulting fees paid to Mr. Mazzucchelli during fiscal 2008 in connection with analysis and due diligence on the Company’s acquisition of iEmployee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee Charter is available on the Company’s Web site at:

http://www.asuresoftware.com/company/governance.asp.

Members of the Compensation Committee have a duty to administer the Company’s executive compensation program, are responsible for establishing appropriate compensation goals for the Company’s executive officers, and are responsible for evaluating the performance of such executive officers in meeting those goals. The elements of the executive compensation program described in the Compensation Discussion and Analysis above are implemented and periodically reviewed and adjusted by the Compensation Committee. The Compensation Committee evaluated the Chief Executive Officer’s performance in light of the objectives of the Company’s executive compensation program and determined and approved the compensation of the Company’s Chief Executive Officer accordingly. The Compensation Committee (with input from the Chief Executive Officer) also evaluated the performance of the Company’s senior executive officers and approved the annual compensation of such officers accordingly. The Compensation Committee did not recommend any changes to the compensation levels and practices of the Board of Directors during fiscal 2008.

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

James H. Wells

Lou Mazzucchelli

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have only one outstanding class of equity securities, our common stock, par value $.01 per share. The following table sets forth certain information with respect to beneficial ownership of our common stock as of July 31, 2008 by:

•        each person who is known by us to beneficially own more than five percent of our common stock;

•        each of our directors at that date and nominees and named executive officers; and

•        all directors and officers as a group.

	Shares Beneficially Owned(1) (2)
Name and Address of Beneficial Owner	Number		Percent
Renaissance Technologies, Inc. LLC	1,578,500		5.08
800 Third Avenue Floor 33rd Floor, New York, NY 10022
Richard N. Snyder	983,655	(3)	3.12%
Kathleen A. Cote	68,772	(4)	*
James H. Wells	95,672	(5)	*
Lou Mazzucchelli	57,772	(6)	*
Richard J. Agnich	97,772	(7)	*
Ray R. Miles	51,772	(8)	*
Jay C. Peterson	275,392	(9)	*
Nancy Harris	265,680	(10)	*
All Directors and officers as a group (8 persons) (3)(4)(5)(6)(7)(8)(9)(10)	1,844,391	(11)	6.04%

*	Indicates ownership of less than 1% of our common stock

(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of our common stock issuable upon exercise of certain outstanding options within 60 days after July 31, 2008.

(2)

Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 31,101,839 shares of our common stock issued and outstanding on July 31, 2008. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

(3)	Consists of 442,933 shares held by Mr. Snyder directly and 540,722 shares which Mr. Snyder may acquire upon the exercise of options within 60 days after July 31, 2008.

(4)	Consists of 23,772 shares held by Ms. Cote directly and 45,000 shares which Ms. Cote may acquire upon the exercise of options within 60 days after July 31, 2008.

(5)	Consists of 50,672 shares held by Mr. Wells directly and 45,000 shares which Mr. Wells may acquire upon the exercise of options within 60 days after July 31, 2008.

(6)	Consists of 12,772 shares held directly by Mr. Mazzucchelli and 45,000 shares which Mr. Mazzucchelli may acquire upon the exercise of options within 60 days after July 31, 2008.

(7)	Consists of 62,772 shares held directly by Mr. Agnich and 35,000 shares which Mr. Agnich may acquire upon the exercise of options within 60 days after July 31, 2008.

(8)	Consists of 16,772 shares held by Mr. Miles directly and 35,000 shares which Mr. Miles may acquire upon the exercise of options within 60 days after July 31, 2008.

(9)	Consists of 51,017 shares held by Mr. Peterson directly and 224,375 shares which Mr. Peterson may acquire upon the exercise of options within 60 days after July 31, 2008.

(10)	Consists of 115,512 shares held by Ms. Harris directly and 150,168 shares which Ms. Harris may acquire upon the exercise of options within 60 days after July 31, 2008.

(11)

All options held by the Company’s named executive officers were granted under the 1989 Stock Option Plan or the 1996 Stock Option Plan. Pursuant to these stock option plans, all options granted thereunder are immediately exercisable; however, shares issued upon exercise are subject to repurchase by the Company, at the exercise price, to the extent of the number of shares that have not vested in the event that the optionees’ employment terminates prior to all such optionees’ options becoming vested.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2008, the Company did not engage in any business relationships or related transactions:

•       with any director, executive officer, holder of more than five percent of the Company’s common stock or any member of their families which would result in a direct or indirect material interest, and

•       in which such amount exceeds $120,000.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Company incurred fees in the amount of $349,400 and $210,000 for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s 10-Qs, for the fiscal years ended July 31, 2008 and 2007, respectively. The services included work generally only the independent registered public accounting firm can reasonably be expected to provide, such as those in connection with statutory and regulatory filings.

AUDIT — RELATED FEES

The Company incurred fees in the amount of $73,454 and $30,000 for professional audit services rendered by Ernst & Young LLP related principally to the audits of employee benefit plans, Sarbanes-Oxley compliance and merger and acquisition due diligence, for the fiscal years ended July 31, 2008 and 2007, respectively.

TAX FEES

The Company incurred $0 and $0 for professional tax services rendered by Ernst & Young LLP during the fiscal years ended July 31, 2008 and 2007, respectively.

OTHER FEES

All fees paid to Ernst & Young LLP by the Company are reported under the fee categories listed above. There were no other fees incurred paid the fiscal years ended July 31, 2008 and 2007.

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

(1) The following financial statements of the Company are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of July 31, 2008 and 2007

Consolidated Statements of Operations for the years ended July 31, 2008 and 2007Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended July 31, 2008 and 2007

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

FORGENT NETWORKS, INC.

January 27, 2009	By	/s/	RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

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