Form 10-Q
period 2009-01-31
FORGENT NETWORKS  INC
filed 2009-03-13
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Yes  ☐     No ☒

On March 11, 2009, the registrant had outstanding 31,111,278 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	JANUARY 31, 2009	JULY 31, 2008
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$9,056	$12,062
Short-term investments	3,074	2,627
Accounts receivable, net of allowance for doubtful accounts of $56 and $41 at January 31, 2009 and July 31, 2008, respectively	1,528	1,718
Inventory	31	74
Prepaid expenses and other current assets	222	191
Total Current Assets	13,911	16,672

Property and equipment, net	775	907
Intangible assets, net	4,338	4,729
	$19,024	$22,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,779	$3,778
Accrued compensation and benefits	157	203
Lease impairment and advance	336	373
Other accrued liabilities	455	384
Deferred revenue	1,901	1,844
Total Current Liabilities	6,628	6,582

Long-Term Liabilities:
Deferred revenue	53	25
Lease impairment and advance	375	564
Other long-term obligations	170	217
Total Long-Term Liabilities	598	806

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 32,901 and 32,892 shares issued; 31,111 and 31,102 shares outstanding at January 31, 2009 and July 31, 2008, respectively	329	329
Treasury stock at cost, 1,790 shares at January 31, 2009 and July 31, 2008	(4,815)	(4,815)
Additional paid-in capital	270,712	270,657
Accumulated deficit	(254,292)	(251,214)
Accumulated other comprehensive income	(136)	(37)
Total Stockholders’ Equity	11,798	14,920
	$19,024	$22,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Revenues	$2,421	$2,734	$5,213	$4,608
Cost of Sales	(469)	(629)	(1,033)	(958)
Gross Margin	1,952	2,105	4,180	3,650

OPERATING EXPENSES:
Selling, general and administrative	3,034	2,962	6,231	5,402
Research and development	525	640	1,086	931
Amortization of intangible assets	149	155	298	191
Total Operating Expenses	3,708	3,757	7,615	6,524

LOSS FROM OPERATIONS	(1,756)	(1,652)	(3,435)	(2,874)

OTHER INCOME AND (EXPENSES):
Interest income	35	195	89	533
Foreign currency translation	(22)	(4)	99	(11)
Gain on sale of assets	250	—	250	—
Interest expense and other	(23)	(16)	(33)	(29)
Total Other Income	240	175	405	493
LOSS FROM OPERATIONS, BEFORE INCOME TAXES	(1,516)	(1,477)	(3,030)	(2,381)
Provision for income taxes	(23)	(7)	(48)	(21)
NET LOSS	$(1,539)	$(1,484)	$(3,078)	$(2,402)

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share — basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,110	30,940	31,107	29,017
Diluted	31,110	30,940	31,107	29,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JANUARY 31,
	2009	2008
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(3,078)	$(2,402)
Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	655	474
Amortization of leasehold advance and lease impairment	(190)	(192)
Provision for doubtful accounts	22	2
Share-based compensation	53	72
Foreign currency translation (gain) loss	(97)	3
Gain on sale of assets	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	119	144
Inventory	43	—
Prepaid expenses and other current assets	(62)	9
Accounts payable	(33)	(8,142)
Accrued expenses and other long-term obligations	22	(284)
Deferred revenue	134	(277)
Net cash used in operating activities	(2,417)	(10,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of short-term investments	(431)	(1,784)
Net purchases of property and equipment	(152)	(123)
Change in other assets	—	164
Acquisition of iSarla, Inc., net of cash acquired	—	(7,267)
Net cash used in investing activities	(583)	(9,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	2	11
Payments on capital leases	(15)	(1)
Net cash (used in) provided by financing activities	(13)	10

Effect of translation exchange rates	7	8

Net decrease in cash and cash equivalents	(3,006)	(19,585)
Cash and cash equivalents at beginning of period	12,062	33,524
Cash and cash equivalents at end of period	$9,056	$13,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of stock for acquisition of iSarla, Inc.	$—	$4,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of January 31, 2009 and July 31, 2008, the results of operations for the three and six months ended January 31, 2009 and January 31, 2008, and the cash flows for the six months ended January 31, 2009 and January 31, 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the fiscal year ended July 31, 2008.   The results for the interim periods are not necessarily indicative of results for a full fiscal year.

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

The following summary presents unaudited pro forma consolidated financial information for the six months ended January 31, 2008, as if the iEmployee acquisition had occurred as of August 1, 2007.  The pro forma consolidated financial information for the second fiscal quarter of 2008 is not presented since the iEmployee acquisition occurred prior to the start of this fiscal quarter and the combined financial results are reported on the Company’s Condensed Consolidated Statement of Operations for the three months ended January 31, 2008.  The pro forma information does not purport to be indicative of the actual results which would have occurred had the acquisition been completed as of August 1, 2007, nor is it necessarily indicative of the results of operations which may occur in the future.

	For the Six Months
	Ended January 31, 2008
	As Reported	Pro Forma

Revenues	$4,608	$5,622
Net loss	(2,402)	(2,255)

Net loss per common share:
Basic	$(0.08)	$(0.07)
Diluted	(0.08)	(0.07)

Weighted average shares outstanding:
Basic	29,017	30,817
Diluted	29,017	30,817

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 3 - INTANGIBLE ASSETS

Forgent accounts for its acquisition in accordance with FASB Statement No. 141, “Business Combination.” The Company records intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.  Forgent’s intangible assets relate to its acquisition of iSarla Inc. and the iEmployee operations.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  The gross carrying amount and accumulated amortization of the Company’s intangible assets as of January 31, 2009 and July 31, 2008 are as follows:

		January 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(242)	$673
Customer Relationships	8	2,470	(408)	2,062
Ceridian Contract	8	1,545	(255)	1,290
Trade Names	5	288	(76)	212
Covenant not-to-compete	4	150	(49)	101
		$5,368	$(1,030)	$4,338

		July 31, 2008
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(150)	$765
Customer Relationships	8	2,470	(253)	2,217
Ceridian Contract	8	1,545	(158)	1,387
Trade Names	5	288	(47)	241
Covenant not-to-compete	4	150	(31)	119
		$5,368	$(639)	$4,729

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended January 31, 2009 and 2008 were $195 and $202, respectively.  Amortization expense for the six months ended January 31, 2009 and 2008 were $390 and $250, respectively.  The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years and thereafter as of January 31, 2009:

Fiscal Years
Remaining 2009	$390
2010	780
2011	780
2012	749
2013	545
Thereafter	1,094
$4,338

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 — FAIR VALUE MEASUREMENTS

Effective August 1, 2008, Forgent adopted FASB Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of Statement No. 157 did not have a material impact to the Company’s consolidated financial statements.

Statement No. 157 establishes a three-tier fair value hierarchy, which is based on the reliability of the inputs used in measuring fair values. These tiers include:

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of January 31, 2009:

		Fair Value Measure at January 31 , 2009
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	January 31,	Market	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$9,056	$9,056	$—	$—
Short-term investments available for sale	3,074	3,074	—	—
Total	$12,130	$12,130	$—	$—

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB Statement No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. The following table presents the Company’s comprehensive loss and its components for the three and six

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

months ended January 31, 2009 and 2008:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008

Net Loss	$(1,539)	$(1,484)	$(3,078)	$(2,402)
Foreign currency gain (loss)	47	(10)	(115)	12
Unrealized gain on short-term investments	12	10	16	13
Comprehensive Loss	$(1,480)	$(1,484)	$(3,177)	$(2,377)

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

NOTE 7 — SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three and six months ended January 31, 2009 was $17 and $53, respectively.  Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three and six months ended January 31, 2008 was $67 and $72, respectively.  The Company issued 2 and 9 shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the three and six months ended January 31, 2009, respectively.  The Company issued 252 and 256 shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the three and six months ended January 31, 2008, respectively.

NOTE 8 — PENDING CHANGE IN COMPANY’S PUBLIC STATUS

On January 29, 2009, Forgent announced its plan to take the Company private and filed a preliminary proxy statement and Schedule 13E-3 with the Securities and Exchange Commission on January 30, 2009.  This plan furthers the Company’s goals of maximizing shareholder value and realizing substantial cost savings while accelerating the attainment of profitability and positive cash flow.  Following review by the Securities and Exchange Commission and subject to approval by the Company’s shareholders, Forgent’s common stock will be voluntarily withdrawn from listing on the Nasdaq Capital Market.  Subsequently, the Company anticipates that its stock may be traded via Pink Sheets® on the Over the Counter Market.  However, trading opportunities in the Pink Sheets® will be dependent upon whether any broker-dealers commit to make a market for the Company’s common stock, and the Company cannot guarantee or anticipate whether its common stock will be quoted in the Pink Sheets®.

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to no more than $1,400 pursuant to the Resolution Agreement as a result of the amounts received by Forgent in the past litigation.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $3,400, including attorneys’ fees and interest.

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on a motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2,800 for past recoveries and other amounts including attorney’s fees and interest.  Forgent asked the Court to reconsider its order and, on September 3, 2008, the Court granted Forgent’s Motion to Reconsider Order.

Although the trial date for this litigation was scheduled to commence on April 27, 2009, the judge assigned to the case will be retiring prior to the trial date.  Forgent and Jenkens have jointly agreed to file a motion to request the Court to extend the trial setting to a date no sooner than July 6, 2009.  Management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related amounts charged by Jenkens pursuant to the Resolution Agreement may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

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

After Forgent and Wild Basin participated in mediation on November 11, 2008 to finalize the terms of the settlement agreement, Wild Basin consented to Forgent’s lease assignment and the documents were submitted to Wild Basin’s lender for final approval.  Although the lender granted its final approval on February 11, 2009, the third party lessee is currently having difficulties obtaining the required financing due to the tightened capital markets, so there is no assurance that Forgent will finalize a lease agreement with the third party.  Therefore, Forgent is now also offering a lease assignment to other interested parties.

NOTE 10 — SUBSEQUENT EVENT

In February 2009, Forgent sold certain assets associated with its Visual Asset Manager (“VAM”) software product to E-Innovative Services Group, LLC (“EISG”), the Company’s key partner in providing a complete asset management solution to its customers.  EISG has agreed to pay Forgent quarterly royalty payments equal to 20% of all net revenue generated by EISG’s sales of the VAM products, or any products derived from any of the acquired assets, up to a total sum of $1,000.  EISG has also agreed to assume all contractual obligations related to the Company’s VAM maintenance and support agreements.  Management does not expect the sale to have a material impact to its consolidated financial statements in the third fiscal quarter of 2009 or thereafter.  By divesting its VAM software product and services, Forgent will now be able to focus its investment on NetSimplicity’s scheduling software, Meeting Room Manager, which the Company believes has the greater potential for the Company’s future growth and profitability.  Forgent’s iEmployee operations were not affected by this sale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of January 31, 2009 and July 31, 2008, and for the three and six months ended January 31, 2009 and 2008, should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.asuresoftware.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

On February 4, 2008, Forgent received a Nasdaq deficiency letter indicating that, for 30 consecutive business days, the bid price per share of the Company’s common stock closed below the minimum $1.00 per share requirement.  Since Forgent was unable to regain compliance through improving its operating results, the Company applied for a transfer listing on the Nasdaq Capital Market, which Nasdaq approved, effective September 19, 2008.  The Company’s trading symbol continued to be “ASUR” and the trading of the Company’s stock was unaffected by this change.

Due to current unprecedented market conditions, on December 19, 2008, Nasdaq further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies until April 20, 2009.  Consequently, Forgent’s compliance deadline has been extended until August 4, 2009.  If the Company cannot achieve compliance with the minimum share price requirement by such date, Nasdaq will provide written notification that the Company’s securities will be de-listed from the Capital Market Exchange.

On January 29, 2009, Forgent announced its plan to take the Company private and filed a preliminary proxy statement and Schedule 13E-3 with the Securities and Exchange Commission on January 30, 2009.  This plan furthers the Company’s goals of maximizing shareholder value and realizing substantial cost savings while accelerating the attainment of profitability and positive cash flow.  Following review by the Securities and Exchange Commission and subject to approval by the Company’s shareholders, Forgent’s common stock will be voluntarily withdrawn from listing on the Nasdaq Capital Market.  Subsequently, the Company anticipates that its stock may be traded via Pink Sheets® on the Over the Counter Market.  However, trading opportunities in the Pink Sheets® will be dependent upon whether any broker-dealers commit to make a market for the Company’s common stock, and the Company cannot guarantee or anticipate whether its common stock will be quoted in the Pink Sheets®.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in Forgent’s Condensed Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED JANUARY 31,		FOR THE SIX MONTHS ENDED JANUARY 31,
	2009	2008	2009	2008

Revenues	100%	100%	100%	100%
Gross margin	81	77	80	79
Selling, general and administrative	125	108	119	117
Research and development	22	23	21	20
Amortization of intangible assets	6	6	6	4
Total operating expenses	153	137	146	142
Other income, net	10	6	8	11
Net loss	64%	54%	59%	52%

THREE AND SIX MONTHS ENDED JANUARY 31, 2009 and 2008

Revenues

Revenues for the three months ended January 31, 2009 were $2.4 million, a decrease of $0.3 million, or 11%, from the $2.7 million reported for the three months ended January 31, 2008. Revenues for the six months ended January 31, 2009 were $5.2 million, an increase of $0.6 million, or 13%, from the $4.6 million reported for the six months ended January 31, 2008. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

During the second fiscal quarter, Forgent continued to experience a decrease in its software license revenues.  This $0.3 million decline, which accounts for approximately 87% of the total decrease in revenues during the three months ended January 31, 2009, is due to the current macroeconomic environment.  As a result of the current recessionary economic environment, customers have reduced their capital budgets and deferred projects, significantly impacting Forgent’s sales.  Similarly, software license revenues decreased by $0.5 million during the six months ended January 31, 2009.  This decrease was offset by increases in software subscription revenues and maintenance revenues, the combination of which accounted for approximately 103% of the $0.6 million increase in revenues during the six months ended January 31, 2009.

In October 2007, the Company acquired iEmployee’s human resource and time and attendance software along with its operations.  This software, as well as the Company’s Meeting Room Manager (“MRM”) On Demand software, are delivered to customers under the “SaaS” model, which is software as a service offered on a subscription basis. Since the iEmployee acquisition occurred in October 2007, the Company did not generate a full six months’ worth of revenues from the iEmployee operations during the six months ended January 31, 2008.  Therefore, the $0.9 million increase in software subscription revenues during the six months ended January 31, 2009 is due primarily to the Company generating revenues from the iEmployee operations for the entire six month period in fiscal 2009.  Additionally, Forgent experienced an increase in software subscription revenues from its MRM On Demand product in 2009.  In order to meet operational goals while reducing capital expenditures during this current recessionary economic environment, some customers have opted to purchase MRM on a subscription basis, which allows customers to use Forgent’s software without installing or maintaining the software on their own servers.  Purchasing an annual subscription also may not require as stringent approval requirements as purchasing a perpetual license.  This shift in sales from software license to software subscriptions has also resulted in an increase in Forgent’s deferred revenue for its SaaS contracts for both MRM On Demand and iEmployee.

As Forgent’s cumulative license base continues to grow with additional license sales, the Company’s related maintenance base also continues to grow.  This growing maintenance base led to a $0.3 million increase in maintenance revenues during the six months ended January 31, 2009.

In addition to continuing to develop its workforce management solutions and releasing new software updates and enhancements, Forgent is implementing several initiatives to increase sales during the remainder of fiscal year 2009, including emphasizing sales of its On Demand subscription services.  Forgent will also continue targeting small and medium businesses and divisions of enterprises and employing targeted vertical marketing programs, as appropriate.  Although the macroeconomic environment is currently causing challenges for the Company to grow its revenues, management continues to believe that Forgent is operating in a growth business.

Gross Margin

Gross margin for the three months ended January 31, 2009 was $2.0 million, a decrease of $0.1 million, or 7%, from the $2.1 million reported for the three months ended January 31, 2008. Gross margin for the six months ended January 31, 2009 was $4.2 million, an increase of $0.5 million, or 15%, from the $3.7 million reported for the six months ended January 31, 2008. Gross margin as a percentage of revenues were 81% and 77% for the three months ended January 31, 2009 and 2008, respectively.  Gross margin as a percentage of total revenues were 80% and 79% for the six months ended January 31, 2009 and 2008, respectively.

The $0.1 million decrease in gross margin during the three months ended January 31, 2009 is due to the decrease in revenues. Forgent’s cost of sales relates primarily to compensation expenses, hardware expenses and the amortization of the Company’s purchased software costs.  These expenses represented approximately 69% and 67% of the total cost of sales for the three months ended January 31, 2009 and 2008, respectively.  After the Company fully integrated the iEmployee operations into its existing operations in fiscal 2008, Forgent released all non-vital iEmployee personnel in May 2008.  This workforce reduction drove a 26% decrease in cost of sales during the three months ended January 31, 2009.  Despite this decrease, Forgent’s total cost of sales is relatively fixed and any decrease in revenues will directly impact the Company’s gross margin negatively.  Although Forgent’s total gross margin decreased, gross margin as a percentage of revenue increased from 77% during the three months ended January 31, 2008 to 81% during the three months ended January 31, 2009.

Since the iEmployee acquisition occurred in October 2007, the Company did not benefit from having a full six months’ worth of revenues from the iEmployee product line during the six months ended January 31, 2008.  The $0.5 million increase in gross margin during the six months ended January 31, 2009 is largely due to the Company generating revenues from the iEmployee operations for the entire six month period in 2009.  Gross margin as a percentage of revenue also increased from 79% during the six months ended January 31, 2008 to 80% during the six months ended January 31, 2009.  For future periods, Forgent expects gross margins will remain relatively consistent with the gross margins for the six months ended January 31, 2009, in terms of percentage of revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended January 31, 2009 were $3.0 million, an increase of $0.1 million, or 2%, from the $2.9 million reported for the three months ended January 31, 2008. SG&A expenses for the six months ended January 31, 2009 were $6.2 million, an increase of $0.8 million, or 15%, from the $5.4 million reported for the six months ended January 31, 2008. SG&A expenses as a percentage of revenues were 125% and 108% for the three months ended January 31, 2009 and 2008, respectively.  SG&A expenses as a percentage of revenues were 119% and 117% for the six months ended January 31, 2009 and 2008, respectively.

Approximately 75% of the $0.8 million increase in SG&A expenses during the six months ended January 31, 2009 is due to increases in legal, marketing and consulting expenses.  Forgent’s corporate legal expenses increased $0.3 million due primarily to the litigation with Wild Basin One & Two, Ltd. during the six months ended January 31, 2009.  Although the settlement agreement was completed through mediation on November 11, 2008 and the lender granted its approval on February 11, 2009, the third party is currently having difficulties obtaining the required financing due to the tightened capital markets.  Therefore, Forgent has not been able to realize the significant savings in rent expense as originally anticipated.  While the Company continues to work on finalizing the lease assignment, management investigated other options for reducing expenses.  As a result, Forgent implemented a mandatory 10% pay reduction for all of its personnel between March 2009 and July 2009.  Management plans to lift this reduction in pay at the beginning of fiscal year 2010 but will do so based on an assessment of the Company’s financial results at the end of fiscal year 2009.

During the six months ended January 31, 2009, the Company’s marketing expenses increased by $0.2 million.  Since the iEmployee operations were acquired in October 2007, Forgent did not incur marketing expenses for the iEmployee product line during the first fiscal quarter of 2008.  The $0.2 million increase is due primarily to the lack of iEmployee marketing expenses during the three months ended October 31, 2007.  In an `attempt to generate increased demand for all of its software products and services in fiscal 2009, the Company approved increases to its marketing programs for both the NetSimplicity and iEmployee product lines, thus increasing marketing expenses by $0.1 million during the six months ended January 31, 2009.  Forgent will continue assessing its marketing and sales teams, and will make modest investments as necessary, in order to increase sales.

Since August 2006, Forgent has been challenged with complying with Nasdaq’s minimum $1.00 per share bid price requirement.  Additionally, the Company continued to incur increased audit and other associated expenses related to being a public company.  Therefore, during the second fiscal quarter of 2009, Forgent engaged a consultant to explore the costs and benefits of taking the Company private.  As a result of this engagement, the Company incurred $0.1 million in consulting expenses during the six months ended January 31, 2009 and on January 29, 2009 announced its intent to go private.  Forgent did not incur such expenses during the six months ended January 31, 2008.  Forgent has filed a preliminary proxy statement and Schedule 13E-3 with the Securities and Exchange Commission and management believes the Company is on track with its anticipated timeline for completing the going private transaction prior to the end of fiscal 2009.  If Forgent is successful in voluntarily withdrawing its common stock from listing on the Nasdaq Capital Market, management expects to save approximately $1.0 million in expenses annually.  However, there are no assurances that the Company will be successful in its efforts to go private, or if successful, when the Company will complete the process or that the Company will achieve the projected cost savings.

Forgent continues to evaluate and reduce any unnecessary SG&A expenses.

Research and Development

Research and development (“R&D”) expenses for the three months ended January 31, 2009 were $0.5 million, a decrease of $0.1 million, or 18%, from the $0.6 million reported for the three months ended January 31, 2008. R&D expenses for the six months ended January 31, 2009 were $1.0 million, an increase of $0.1 million, or 17%, from the $0.9 million reported for the six months ended January 31, 2008. R&D expenses as a percentage of revenues were 22% and 23% for the three months ended January 31, 2009 and 2008, respectively.  R&D expenses as a percentage of revenues were 21% and 20% for the six months ended January 31, 2009 and 2008, respectively.

Approximately 89% of the $0.1 million decrease in R&D expenses during the three months ended January 31, 2009 is due to a decrease in compensation and consulting expenses.  After the Company fully integrated the iEmployee R&D workforce into the existing R&D team in fiscal 2008, Forgent released all non-vital iEmployee personnel in May 2008, thus decreasing compensation expenses during the three months ended January 31, 2009.  During the three months ended January 31, 2008, Forgent incurred a one-time consulting expense related to the iEmployee acquisition.  No such expenses were incurred in fiscal 2009.

Approximately 97% of the $0.1 million increase in R&D expenses during the six months ended January 31, 2009 resulted from an increase in R&D expenses from the iEmployee operations and compensation expenses.  Since the iEmployee operations were acquired in October 2007, Forgent did not incur a full six months of R&D expenses related to the iEmployee product line during the first half of fiscal 2008.  Additionally, the iEmployee acquisition increased the development, quality assurance and support personnel by nearly 90 people.  In order to provide focused leadership in optimizing the Company’s development processes and approaches and in developing strategic direction for each product line within the newly blended company, Forgent hired a Vice President of Development in March 2008.  This position contributed to the increased compensation expenses during the six months ended January 31, 2009.

During the second fiscal quarter of 2009, Forgent continued concentrating its R&D efforts on improving its Time & Attendance and MRM products.  The Company added an application programming interface to its Time & Attendance solution, which expands the software’s interoperability with various time clocks in addition to Forgent’s Easy Touch Time Clock.  This expanded interoperability will increase customers’ choices when selecting hardware devices and could potentially provide opportunities for new strategic partnerships with other vendors.  Additionally, Forgent added new functionality to its Time & Attendance software by giving administrators more control and security options over users’ ability to automatically retrieve lost passwords.  During the three months ended January

31, 2009, Forgent also released a few minor versions of MRM.  These new versions provided general enhancements to the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces.

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

Amortization of intangible assets

Amortization expenses for the three months ended January 31, 2009 were $0.1 million, a decrease of $6.0 thousand, or 4%, from the $0.1 million reported for the three months ended January 31, 2008. Amortization expenses for the six months ended January 31, 2009 were $0.3 million, an increase of $0.1 million, or 56%, from the $0.2 million reported for the six months ended January 31, 2008. Amortization expenses as a percentage of revenues were 6% and 6% for the three months ended January 31, 2009 and 2008, respectively.  Amortization expenses as a percentage of revenues were 6% and 4% for the six months ended January 31, 2009 and 2008, respectively.  Upon acquiring the iEmployee business in October 2007, Forgent recorded several intangible assets, which are being amortized over their appropriate useful lives.  The amortization expenses during the three and six months ended January 31, 2009 and 2008 relate entirely to these acquired intangible assets.

Other Income and Expenses

Other income and expenses for the three months ended January 31, 2009 were $0.2 million, an increase of $65.0 thousand, or 37%, from the $0.2 million reported for the three months ended January 31, 2008. Other income and expenses for the six months ended January 31, 2009 were $0.4 million, a decrease of $0.1 million, or 18%, from the $0.5 million reported for the six months ended January 31, 2008. Other income and expenses as a percentage of revenues were 10% and 6% for the three months ended January 31, 2009 and 2008, respectively.  Other income and expenses as a percentage of revenues were 8% and 11% for the six months ended January 31, 2009 and 2008, respectively.

As a result of the sale of assets to Tandberg Telecom AS (“Tandberg”) in November 2006, $0.3 million was held in escrow for two years for indemnity claims.  No such claims were made by Tandberg during the two years to reduce the escrow amount.  In November 2008, Forgent received the funds from the escrow account in full, thus increasing the Company’s other income for the three months ended January 31, 2009.

Net Loss

Forgent incurred a net loss of $1.5 million, or $0.05 per share, during the three months ended January 31, 2009 similar to the net loss of $1.5 million, or $0.05 per share, during the three months ended January 31, 2008. Forgent incurred a net loss of $3.1 million, or $0.10 per share, during the six months ended January 31, 2009 compared to a net loss of $2.4 million, or $0.08 per share, during the six months ended January 31, 2008. Net loss as a percentage of revenues were 64% and 54% for the three months ended January 31, 2009 and 2008, respectively. Net loss as a percentage of revenues were 59% and 52% for the six months ended January 31, 2009 and 2008, respectively.

Although Forgent experienced a decrease in revenues during the three months ended January 1, 2009, the decrease was offset by the gain from the Tandberg escrow fund, resulting in a relatively similar net loss position as experienced during the three months ended January 31, 2008.  The $0.7 million increase in net loss during the six months ended January 31, 2009 is due primarily to the $1.1 million increase in operating expenses, offset by a $0.6 million increase in revenues.

Forgent’s primary goal is to achieve profitability as soon as possible. The Company has refined its strategies for growing revenue and decreasing expenses and has implemented these strategies.  Such strategies include taking the Company private.  However, uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during the remainder of fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE SIX
	MONTHS ENDED
	JANUARY 31,
	2009	2008
	(in thousands)

Working capital	$7,283	$13,068
Cash, cash equivalents and short-term investments	12,130	17,801
Cash used in operating activities	2,417	10,593
Cash used in investing activities	583	9,010
Cash used in financing activities	13	10

Cash used in operating activities was $2.4 million for the six months ended January 31, 2009 due primarily to a $3.1 million net loss, which was offset by $0.5 million in total non-cash depreciation and amortization expenses.  Cash used in operating activities was $10.6 million for the six months ended January 31, 2008 due primarily to the $2.4 million in net loss and the $8.1 million decrease in accounts payable. During the three months ended January 31, 2009, Forgent’s average days sales outstanding was 38 days, a slight increase from 37 days for the three months ended January 31, 2008.  Due to the current macroeconomic environment, Forgent has experienced some customers delaying payment.  As a result, Forgent’s reserves for bad debt as a percentage of its trade accounts receivables increased from 3% as of January 31, 2008 to 6% as of January 31, 2009.  However, the Company continues to adhere to its credit policies and diligently collect its trade accounts receivable.  For the six months ended January 31, 2009, trade receivables written-off equal less than 0.1% of the Company’s year-to-date revenues.  Management will continue to closely monitor all of its cash sources and uses as it manages its operations through the current recession.

Cash used in investing activities was $0.6 million for the six months ended January 31, 2009 due primarily to $0.4 million in net purchases of short-term investments.  Cash used in investing activities was $9.0 million for the six months ended January 31, 2008 due primarily to $7.3 million paid in cash related to the iEmployee acquisition and $1.8 million in net purchases of short-term investments.  Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  Approximately 44% of Forgent’s purchased fixed assets during the six months ended January 31, 2009 related to leasehold improvements for one of the Company’s subtenant.  The other purchases were spread across the Company’s four facilities.  Forgent’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the last half of fiscal 2009.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses.  The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Despite the additional lease obligations acquired with the iEmployee operations, approximately $14.0 million, or 97% of the Company’s total operating lease obligations, relate to its corporate office facility at Wild Basin in Austin, Texas.  As of January 31, 2009, Forgent had $5.3 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.3 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.

Cash used in financing activities was $13 thousand for the six months ended January 31, 2009. Cash provided by financing activities was $10 thousand for the six months ended January 31, 2008.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing.  Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.  Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the six months ended January 31, 2009 and 2008.  As of January 31, 2009,

Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the authority to repurchase approximately 1.2 million additional shares.  Management will periodically assess repurchasing additional shares in fiscal year 2009, depending on the Company’s cash position, market conditions and other factors.

As of January 31, 2009, Forgent’s principal source of liquidity consisted of $12.1 million in cash, cash equivalents and short-term investments.  Management is focused on growing its software operations and thus plans to utilize its cash balances to fund its operations by making prudent investments as necessary and may possibly repurchase outstanding shares.  Although Forgent is currently not actively exploring prospects in acquiring a public or privately held technology business or product line, the Company will consider a potential opportunity if the right opportunity presents itself.

There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced. Management believes that the Company has sufficient capital and liquidity to fund and cultivate the growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.  Additionally, since Forgent is currently pursuing voluntary delisting its common stock from the Nasdaq Capital Market Exchange and anticipates that its common stock may trade subsequently via Pink Sheets® on the Over the Counter Market, the Company will be limited in its ability to raise capital in the future, if needed.  Trading opportunities in the Pink Sheets® will be dependent upon whether any broker-dealers commit to make a market for the Company’s common stock, and the Company cannot guarantee or anticipate whether its common stock will be quoted in the Pink Sheets®.

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

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2009.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believes Jenkens is entitled to no more than $1.4 million pursuant to the Resolution Agreement as a result of the amounts received by Forgent in the past litigation.  Jenkens interprets the Resolution Agreement on broader terms and believes it is entitled to $3.4 million, including attorneys’ fees and interest.

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on a motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2.8 million for past recoveries and other amounts including attorney’s fees and interest.  Forgent asked the Court to reconsider its order and, on September 3, 2008, the Court granted Forgent’s Motion to Reconsider Order.

Although the trial date for this litigation was scheduled to commence on April 27, 2009, the judge assigned to the case will be retiring prior to the trial date.  Forgent and Jenkens have jointly agreed to file a motion to request the Court to extend the trial setting to a date no sooner than July 6, 2009.  Management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related amounts charged by Jenkens pursuant to the Resolution Agreement may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

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

After Forgent and Wild Basin participated in mediation on November 11, 2008 to finalize the terms of the settlement agreement, Wild Basin consented to Forgent’s lease assignment and the documents were submitted to Wild Basin’s lender for final approval.  Although the lender granted its final approval on February 11, 2009, the third party lessee is currently having difficulties obtaining the required financing due to the tightened capital markets, so there is no assurance that Forgent will finalize a lease agreement with the third party.  Therefore, Forgent is now also offering a lease assignment to other interested parties.

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

FORGENT NETWORKS, INC.

Date: March 13, 2009	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Date: March 13, 2009	By:	/s/ JAY C. PETERSON
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