Form 10-Q
period 2009-04-30
FORGENT NETWORKS  INC
filed 2009-06-15
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

On June 12, 2009, the registrant had outstanding 31,114,915 shares of its Common Stock, $0.01 par value.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	APRIL 30, 2009	JULY 31, 2008
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$8,194	$12,062
Short-term investments	2,915	2,627
Accounts receivable, net of allowance for doubtful accounts of $30 and $41 at April 30, 2009 and July 31, 2008, respectively	901	1,488
Inventory	3	74
Prepaid expenses and other current assets	444	421
Total Current Assets	12,457	16,672

Property and equipment, net	695	907
Intangible assets, net	4,144	4,729
	$17,296	$22,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,562	$3,778
Accrued compensation and benefits	184	203
Lease impairment and advance	335	373
Other accrued liabilities	465	384
Deferred revenue	1,807	1,844
Total Current Liabilities	6,353	6,582

Long-Term Liabilities:
Deferred revenue	72	25
Lease impairment and advance	276	564
Other long-term obligations	183	217
Total Long-Term Liabilities	531	806

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 32,905 and 32,892 shares issued; 31,115 and 31,102 shares outstanding at April 30, 2009 and July 31, 2008, respectively	329	329
Treasury stock at cost, 1,790 shares at April 30, 2009 and July 31, 2008	(4,815)	(4,815)
Additional paid-in capital	270,725	270,657
Accumulated deficit	(255,678)	(251,214)
Accumulated other comprehensive income	(149)	(37)
Total Stockholders’ Equity	10,412	14,920
	$17,296	$22,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Revenues	$2,402	$2,707	$7,615	$7,316
Cost of Sales	(494)	(639)	(1,526)	(1,598)
Gross Margin	1,908	2,068	6,089	5,718

OPERATING EXPENSES:
Selling, general and administrative	2,614	2,951	8,844	8,353
Research and development	544	616	1,630	1,547
Amortization of intangible assets	149	149	448	340
Total Operating Expenses	3,307	3,716	10,922	10,240

LOSS FROM OPERATIONS	(1,399)	(1,648)	(4,833)	(4,522)

OTHER INCOME AND (EXPENSES):
Interest income	20	109	109	641
Foreign currency translation	(6)	2	93	(9)
Gain on sale of assets	26	—	276	—
Interest expense and other	(18)	(22)	(51)	(51)
Total Other Income	22	89	427	581

LOSS FROM OPERATIONS, BEFORE INCOME TAXES	(1,377)	(1,559)	(4,406)	(3,941)
Provision for income taxes	(10)	(14)	(58)	(34)
NET LOSS	$(1,387)	$(1,573)	$(4,464)	$(3,975)

BASIC AND DILUTED LOSS PER SHARE:
Basic	$(0.04)	$(0.05)	$(0.14)	$(0.13)
Diluted	$(0.04)	$(0.05)	$(0.14)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,113	30,995	31,109	29,667
Diluted	31,113	30,995	31,109	29,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED APRIL 30,
	2009	2008
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,464)	$(3,975)
Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	957	808
Amortization of leasehold advance and lease impairment	(285)	(298)
Provision for doubtful accounts	32	15
Share-based compensation	66	72
Foreign currency translation (gain) loss	(90)	1
Loss on sale of assets	67	—
Changes in operating assets and liabilities:
Accounts receivable	487	386
Inventory	71	—
Prepaid expenses and other current assets	(82)	(94)
Accounts payable	(233)	(8,207)
Accrued expenses and other long-term obligations	88	(454)
Deferred revenue	78	(180)
Net cash used in operating activities	(3,308)	(11,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of short-term investments	(276)	(1,273)
Net purchases of property and equipment	(254)	(284)
Change in other assets	—	164
Acquisition of iSarla, Inc., net of cash acquired	—	(7,344)
Net cash used in investing activities	(530)	(8,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	2	14
Payments on capital leases	(25)	(1)
Net cash (used in) provided by financing activities	(23)	13

Effect of translation exchange rates	(7)	(62)

Net decrease in cash and cash equivalents	(3,868)	(20,712)
Cash and cash equivalents at beginning of period	12,062	33,524
Cash and cash equivalents at end of period	$8,194	$12,812

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of stock for acquisition of iSarla, Inc.	$—	$4,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of April 30, 2009 and July 31, 2008, the results of operations for the three and nine months ended April 30, 2009 and April 30, 2008, and the cash flows for the nine months ended April 30, 2009 and April 30, 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the fiscal year ended July 31, 2008.   The results for the interim periods are not necessarily indicative of results for a full fiscal year.  Certain reclassifications have been made to prior year’s financial statement to conform to the current year presentation.

NOTE 2 - INTANGIBLE ASSETS

Forgent accounted for its historical acquisitions in accordance with Financial Accounting Standard Board (“FASB”) Statement No. 141, “Business Combination.” The Company recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Forgent’s intangible assets relate to its acquisition of iSarla Inc. and the iEmployee operations.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  The gross carrying amount and accumulated amortization of the Company’s intangible assets as of April 30, 2009 and July 31, 2008 are as follows:

		April 30, 2009
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(287)	$628
Customer Relationships	8	2,470	(485)	1,985
Ceridian Contract	8	1,545	(303)	1,242
Trade Names	5	288	(90)	198
Covenant not-to-compete	4	150	(59)	91
		$5,368	$(1,224)	$4,144

		July 31, 2008
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(150)	$765
Customer Relationships	8	2,470	(253)	2,217
Ceridian Contract	8	1,545	(158)	1,387
Trade Names	5	288	(47)	241
Covenant not-to-compete	4	150	(31)	119
		$5,368	$(639)	$4,729

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended April 30, 2009 and 2008 were $195 and $195, respectively.  Amortization expense for the nine months ended April 30, 2009 and 2008 were $585 and $445, respectively.  The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years and thereafter as of April 30, 2009:

Fiscal Years
Remaining 2009	$195
2010	780
2011	780
2012	749
2013	546
Thereafter	1,094
$4,144

NOTE 3 — FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of April 30, 2009:

		Fair Value Measure at April 30, 2009
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	April 30,	Market	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$8,194	$8,194	$—	$—
Short-term investments available for sale	2,915	2,915	—	—
Total	$11,109	$11,109	$—	$—

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

NOTE 4 — SALE OF ASSETS

In February 2009, Forgent sold certain assets associated with its Visual Asset Manager (“VAM”) software product to E-Innovative Services Group, LLC (“EISG”), the Company’s key partner in providing a complete asset management solution to its customers.  EISG agreed to pay Forgent quarterly royalty payments equal to 20% of all net revenue generated by EISG’s sales of the VAM products, or any products derived from any of the acquired assets, up to a total sum of $1,000.  EISG also agreed to assume all contractual obligations related to the Company’s VAM maintenance and support agreements.  By divesting its VAM software product and services, Forgent can focus its investment on NetSimplicity’s scheduling software, Meeting Room Manager, which the Company believes has the greater potential for the Company’s future growth and profitability.  Forgent’s iEmployee operations were not affected by this sale.  As a result of the VAM sale, the Company recorded a gain of $26 during the third fiscal quarter, which is included in other income on the Consolidated Statement of Operations.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB Statement No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. The following table presents the Company’s comprehensive loss and its components for the three and nine months ended April 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2009	2008	2009	2008

Net Loss	$(1,387)	$(1,573)	$(4,464)	$(3,975)
Foreign currency loss	(9)	(73)	(124)	(61)
Unrealized (loss) gain on short-term investments	(4)	(9)	12	4
Comprehensive Loss	$(1,400)	$(1,655)	$(4,576)	$(4,032)

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  Forgent does not expect that the adoption of FSP 142-3 during fiscal year 2010 will have a material impact on the useful lives of its intangible assets, or on its financial position or results of operations.

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

FORGENT NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 7 — SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three and nine months ended April 30, 2009 was $13 and $65, respectively.  Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three and nine months ended April 30, 2008 was $0 and $72, respectively.  The Company issued 4 and 13 shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the three and nine months ended April 30, 2009, respectively.  The Company issued 140 and 396 shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the three and nine months ended April 30, 2008, respectively.

NOTE 8 - CONTINGENCIES

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

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on a motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2.8 million for past recoveries and other amounts including attorney’s fees and interest.  Forgent asked the Court to reconsider its order and, on September 3, 2008, the Court reconsidered its prior ruling and denied Jenkens’ motion and held that language from the contract in dispute was ambiguous and the issue would be submitted to a jury.

On May 20, 2009, Jenkens submitted a second motion for summary judgment.  Forgent responded to this motion on June 3, 2009 and both parties appeared before the Court regarding this motion on June 10, 2009.  The Court has not ruled on Jenkens’ second motion.

The trial date for this litigation has been rescheduled to commence on July 13, 2009.  Management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related amounts charged by Jenkens pursuant to the Resolution Agreement may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

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

After Forgent and Wild Basin participated in mediation on November 11, 2008 to finalize the terms of the settlement agreement, Wild Basin consented to Forgent’s lease assignment and the documents were submitted to Wild Basin’s lender for final approval.  Although the lender granted its final approval on February 11, 2009, the third party is currently having difficulties obtaining the required financing due to the tightened capital markets.  Forgent continues to negotiate with this third party and is working with other interested third parties.  However, there is no assurance that Forgent will be successful in assigning its lease agreement.

NOTE 9 — SUBSEQUENT EVENT

On June 1, 2009, the Company announced that its Board of Directors unanimously voted to cancel the Special Meeting of Stockholders scheduled for June 2, 2009.  The meeting was originally called for the purpose of allowing the stockholders to vote on two separate proposals to amend the Company’s Restated Certificate of Incorporation to effect a reverse/forward stock split (the “Reverse/Forward Stock Split”) of the Company’s common stock, which was expected to allow Forgent to become a privately-held company.  While there was substantial stockholder support for the Reverse/Forward Stock Split proposals, the Board of Directors determined that, based on the total number of stockholder proxies received prior to the announcement, the proposals would not receive sufficient votes to pass due to concerns about the loss of liquidity.  Therefore, the Board of Directors decided to cancel the meeting in order to save the associated expenses.  Since the stockholders prefer Forgent to remain as a publicly traded company, management is proceeding with its alternative long-term plan for the Company’s future growth.  Forgent will hold its annual stockholders meeting on July 30, 2009

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of April 30, 2009 and July 31, 2008, and for the three and nine months ended April 30, 2009 and 2008, should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.asuresoftware.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

Due to the continued unprecedented market conditions, on March 23, 2009, Nasdaq further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies until July 20, 2009.  Consequently, Forgent’s compliance deadline has further been extended until November 3, 2009.  Forgent continues to strive for improved operations and will explore all opportunities to regain compliance.  If the Company cannot achieve compliance with the minimum share price requirement by November 3, 2009, Nasdaq will provide written notification that the Company’s securities will be de-listed from the Capital Market Exchange.

On June 1, 2009, the Company announced that its Board of Directors unanimously voted to cancel the Special Meeting of Stockholders scheduled for June 2, 2009.  The meeting was originally called for the purpose of allowing the stockholders to vote on two separate proposals to amend the Company’s Restated Certificate of Incorporation to effect a reverse/forward stock split (the “Reverse/Forward Stock Split”) of the Company’s common stock, which was expected to allow Forgent to become a privately-held company.  While there was substantial stockholder support for the Reverse/Forward Stock Split proposals, the Board of Directors determined that, based on the total number of stockholder proxies received prior to the announcement, the proposals would not receive sufficient votes to pass due to concerns about the loss of liquidity.  Therefore, the Board of Directors decided to cancel the meeting in order to save the associated expenses.  Since the stockholders prefer Forgent to remain as a publicly traded company, management is proceeding with its alternative long-term plan for the Company’s future growth.  Forgent will hold its annual stockholders meeting on July 30, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items in Forgent’s Condensed Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED APRIL 30,		FOR THE NINE MONTHS ENDED APRIL 30,
	2009	2008	2009	2008

Revenues	100%	100%	100%	100%
Gross margin	79	76	80	78
Selling, general and administrative	109	109	116	114
Research and development	23	23	21	21
Amortization of intangible assets	6	5	6	5
Total operating expenses	138	137	143	140
Other income, net	1	3	6	8
Net loss	58%	58%	59%	54%

THREE AND NINE MONTHS ENDED APRIL 30, 2009 and 2008

Revenues

Revenues for the three months ended April 30, 2009 were $2.4 million, a decrease of $0.3 million, or 11%, from the $2.7 million reported for the three months ended April 30, 2008. Revenues for the nine months ended April 30, 2009 were $7.6 million, an increase of $0.3 million, or 4%, from the $7.3 million reported for the nine months ended April 30, 2008. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

During the three months ended April 30, 2009, revenues decreased $0.3 million, approximately 84% of which was due to the decrease in software license revenues.  As a result of the protracted economic recession, Forgent continued to experience customers and prospects reducing or freezing their capital budgets and deferring their projects.  These reductions and deferrals largely led to the decrease in the Company’s software license revenues during the third fiscal quarter.

During the nine months ended April 30, 2009, revenues increased $0.3 million due primarily to an increase in software subscription revenues, which more than offset the decrease in software license revenues, and an increase in maintenance revenues.  Software subscription revenues increased by $0.9 million during the nine months ended April 30, 2009 due primarily to the Company generating revenues from the iEmployee operations for the entire nine month period in fiscal 2009.  Since Forgent acquired the iEmployee operations in October 2007, the Company did not generate a full nine months’ worth of revenues from the iEmployee operations during the nine months ended April 30, 2008.  The $0.9 million increase in software subscription revenues was offset by a $0.8 million decrease in software license revenues caused by the economic recession during the nine months ended April 30, 2009.  Despite the decrease in software license sales in fiscal 2009, Forgent does continue to sell additional licenses and its cumulative license base continues to grow.  As a result, the Company’s related maintenance base also continues to grow, leading to a $0.3 million increase in maintenance revenues during the nine months ended April 30, 2009.

In addition to continuing to develop its workforce management solutions and releasing new software updates and enhancements, Forgent is conducting several sales and marketing campaigns with the goal of increasing sales during the fourth fiscal quarter.  Forgent will also continue targeting small and medium businesses and divisions of enterprises and employing targeted vertical marketing programs, as appropriate.  Although the macroeconomic environment continues to present challenges for the Company to grow its revenues, management believes that Forgent is operating in a growth market and that sales will grow in the future as the economy starts to recover.

Gross Margin

Gross margin for the three months ended April 30, 2009 was $1.9 million, a decrease of $0.2 million, or 8%, from the $2.1 million reported for the three months ended April 30, 2008. Gross margin for the nine months ended April 30, 2009 was $6.1 million, an increase of $0.4 million, or 6%, from the $5.7 million reported for the nine months ended April 30, 2008. Gross margin as a percentage of revenues were 79% and 76% for the three months ended April 30, 2009 and 2008, respectively.  Gross margin as a percentage of total revenues were 80% and 78% for the nine months ended April 30, 2009 and 2008, respectively.

Forgent’s cost of sales relates primarily to compensation expenses, hardware expenses and the amortization of the Company’s purchased software.  These expenses represented approximately 67% and 68% of the total cost of sales for the three months ended April 30, 2009 and 2008, respectively.  Since Forgent’s total cost of sales is relatively fixed, any decrease in revenues will directly impact the Company’s gross margin negatively.  Thus, the $0.2 million decrease in gross margin during the three months ended April 30, 2009, is due primarily to the decrease in revenues.  In terms of gross margin as a percentage of revenue, the change in product mix during the third fiscal quarter of 2009 led gross margin to increase from 76% during the three months ended April 30, 2008 to 79% during the three months ended April 30, 2009.

As decreases in revenues negatively impact gross margin, increases in revenues positively impact gross margin.  Thus, the $0.4 million increase in gross margin during the nine months ended April 30, 2009 is due primarily to the $0.3 million increase in revenues.  The $0.1 million decrease in cost of sales during the nine months ended April 30, 2009 also contributed to the increase in gross margin.  This decrease in cost of sales resulted from a change in product mix and led gross margin as a percentage of revenue to increase from 78% during the nine months ended April 30, 2008 to 80% during the nine months ended April 30, 2009.  For future periods, Forgent expects gross margins will remain relatively consistent with the gross margins for the nine months ended April 30, 2009, in terms of percentage of revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2009 were $2.6 million, a decrease of $0.3 million, or 11%, from the $2.9 million reported for the three months ended April 30, 2008. SG&A expenses for the nine months ended April 30, 2009 were $8.8 million, an increase of $0.5 million, or 6%, from the $8.3 million reported for the nine months ended April 30, 2008. SG&A expenses as a percentage of revenues were 109% and 109% for the three months ended April 30, 2009 and 2008, respectively.  SG&A expenses as a percentage of revenues were 116% and 114% for the nine months ended April 30, 2009 and 2008, respectively.

During the three months ended April 30, 2009, SG&A expenses decreased $0.3 million, approximately 83% of which is due to decreases in compensation and marketing expenses.  Effective March 1, 2009, Forgent implemented a mandatory 10% pay reduction for its personnel between March 2009 and July 2009.  This pay reduction decreased compensation expenses by approximately $0.2 million during the third fiscal quarter.  Additionally, in efforts to further trim overhead costs, Forgent’s marketing program budget was cut, decreasing marketing expenses by $0.1 million during the three months ended April 30, 2009.

During the nine months ended April 30, 2009, SG&A expenses increased $0.5 million, approximately 71% of which is due to an increase in legal expenses.  In fiscal 2009, Forgent incurred significant legal expenses preparing for trial and litigating against Wild Basin One & Two, Ltd. (“Wild Basin”), thus increasing legal expenses by $0.4 million during the nine months ended April 30, 2009.  Although a tentative settlement agreement was reached on September 25, 2008 prior to the conclusion of the trial and although Wild Basin’s lender granted its final approval on February 11, 2009, the third party is currently having difficulties obtaining the required financing due to the tightened capital markets.  Forgent continues to negotiate with this third party and is working with other interested third parties.  However, there is no assurance that Forgent will be successful in assigning its lease agreement.  Additionally, Forgent incurred $0.1 million in legal expenses related to its efforts to privatize the Company.  No such expenses were incurred during the nine months ended April 30, 2008.  As stated previously in this Quarterly Report, Forgent cancelled its special stockholders meeting scheduled for June 2, 2009 and the Company will remain as a publicly traded company.

In accordance with the lease agreement, Wild Basin pays Forgent certain net profit interest payments.  During the third fiscal quarter, Wild Basin submitted financial data to Forgent which indicated Wild Basin’s intention not to make such payment.  Consequently, the Company recorded a 50% reserve against its receivable from Wild Basin.  The related $0.2 million expense was offset by reductions in other various SG&A expenses resulting from management’s concentrated efforts to further reduce overhead expenses.  If not for the reserve against the Wild Basin receivable, Forgent’s operating results for the three and nine months ended April 30, 2009 would have been improved by $0.2 million, or almost $0.01 per share.  As of April 30, 2009, Forgent’s net receivable from Wild Basin was $0.2 million.  Forgent will continue to work with Wild Basin in efforts to collect its receivable in full.

Despite budget cuts from its marketing programs, Forgent is conducting campaigns emphasizing the benefits that can be gained through use of the Company’s products, including increased worker productivity and operational savings which are particularly important benefits during difficult economic times.  Also, as the Company prepares for its trial with Jenkens & Gilchrist, P.C., which is currently scheduled for July 13, 2009, Forgent expects that it will continue to incur potentially significant legal expenses.  Throughout its operations, Forgent continues to evaluate any unnecessary SG&A expenses and expects to further reduce expenses.

Research and Development

Research and development (“R&D”) expenses for the three months ended April 30, 2009 were $0.5 million, a decrease of $0.1 million, or 12%, from the $0.6 million reported for the three months ended April 30, 2008. R&D expenses for the nine months ended April 30, 2009 were $1.6 million, an increase of $0.1 million, or 5%, from the $1.5 million reported for the nine months ended April 30, 2008. R&D expenses as a percentage of revenues were 23% and 23% for the three months ended April 30, 2009 and 2008, respectively.  R&D expenses as a percentage of revenues were 21% and 21% for the nine months ended April 30, 2009 and 2008, respectively.

During the three months ended April 30, 2009, R&D expenses decreased $0.1 million.  Approximately 83% of this decrease is due to a decrease in compensation expenses.  In addition to the mandatory 10% pay reduction for its personnel, effective March 1, 2009, Forgent released all non-vital personnel in May 2008 after the Company fully integrated the iEmployee R&D workforce into the existing R&D team in fiscal 2008.  The combination of these events led to the decrease in compensation expenses during the three months ended April 30, 2009.  During the nine months ended April 30, 2009, R&D expenses increased $0.1 million.  Approximately 110% of this increase resulted from an increase in R&D expenses related to the iEmployee operations.  Since the iEmployee operations were acquired in October 2007, Forgent did not incur a full nine months of R&D expenses related to the iEmployee product line during the nine months ended April 30, 2008.

During the third fiscal quarter of 2009, Forgent continued concentrating its R&D efforts on enhancing its Time & Attendance and MRM products.  The Company implemented a new line of clocks to integrate with its Time & Attendance product.  This new line of clocks includes several forms of data collection including magnetic stripe, barcode, proximity and biometric readers, thereby expanding Time & Attendance’s capabilities to meet various customers’ requirements.  Forgent also added functionality to its Time & Attendance software by developing a new flexible pay schedule that allows customers to specify start and end dates, as well as start and end times, for multiple different pay periods. In response to growing interest in Arabic countries, Forgent developed a low-cost prototype of its MRM software, which is currently being tested for market demand in these countries.  In order to support its customers who use SunGard Higher Education Banner®, a widely used collegiate course scheduling solution, Forgent developed enhancements to its MRM software to dramatically reduce data import time, thus significantly saving administrative time.

Forgent continues to solicit and receive feedback regarding its products and services from its existing and potential customers.  As the Company designs and further improves its workforce management solutions through new releases and new feature developments, management will attempt to maintain R&D expenses at reasonable levels in terms of percentage of revenue.

Amortization of intangible assets

Amortization expenses for the three months ended April 30, 2009 were $0.1 million, which was the same amount as the $0.1 million reported for the three months ended April 30, 2008. Amortization expenses for the nine months ended April 30, 2009 were $0.4 million, an increase of $0.1 million, or 32%, from the $0.3 million reported for the nine months ended April 30, 2008. Amortization expenses as a percentage of revenues were 6% and 5% for the three months ended April 30, 2009 and 2008, respectively.  Amortization expenses as a percentage of revenues were 6% and 5% for the nine months ended April 30, 2009 and 2008, respectively.  Upon acquiring the iEmployee business in October 2007, Forgent recorded several intangible assets, which are being amortized over their appropriate useful lives.  The amortization expenses during the three and nine months ended April 30, 2009 and 2008 relate entirely to these acquired intangible assets.

Other Income and Expenses

Other income and expenses for the three months ended April 30, 2009 were $22.1 thousand, a decrease of $66.5 thousand, or 75%, from the $88.6 thousand reported for the three months ended April 30, 2008. Other income and expenses for the nine months ended April 30, 2009 were $0.4 million, a decrease of $0.2 million, or 27%, from the $0.6 million reported for the nine months ended April 30, 2008. Other income and expenses as a percentage of revenues were 1% and 3% for the three months ended April 30, 2009 and 2008, respectively.  Other income and expenses as a percentage of revenues were 6% and 8% for the nine months ended April 30, 2009 and 2008, respectively.

As a result of the sale of assets to Tandberg Telecom AS (“Tandberg”) in November 2006, $0.3 million was held in escrow for two years for indemnity claims.  No such claims were made by Tandberg during the two years to reduce the escrow amount.  In November 2008, Forgent received the funds from the escrow account in full.  These funds were recorded as gain on sale of assets on the Company’s Consolidated Statement of Operations for the nine months ended April 30, 2009.

Net Loss

Forgent incurred a net loss of $1.4 million, or $0.04 per share, during the three months ended April 30, 2009, compared to a net loss of $1.6 million, or $0.05 per share, during the three months ended April 30, 2008. Forgent incurred a net loss of $4.5 million, or $0.14 per share, during the nine months ended April 30, 2009 compared to a net loss of $4.0 million, or $0.14 per share, during the nine months ended April 30, 2008. Net loss as a percentage of revenues were 58% and 58% for the three months ended April 30, 2009 and 2008, respectively. Net loss as a percentage of revenues were 59% and 54% for the nine months ended April 30, 2009 and 2008, respectively.

Forgent’s primary goal is to achieve profitability as soon as possible. During the 2009 fiscal year, the Company’s management and board of directors unanimously proposed privatization as a possible means to advancing toward this goal.  Although there was substantial stockholder support for the Company’s proposal, Forgent cancelled the special stockholder meeting schedule for June 2, 2009 to vote on the privatization due primarily to stockholders’ concerns over the loss of liquidity.  As a result, management and the board of directors are proceeding with Forgent’s alternative long-term plan for the Company’s future growth.  Uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during the remainder of fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE NINE
	MONTHS ENDED
	APRIL 30,
	2009	2008
	(in thousands)

Working capital	$6,104	$11,449
Cash, cash equivalents and short-term investments	11,109	16,122
Cash used in operating activities	(3,308)	(11,926)
Cash used in investing activities	(530)	(8,737)
Cash (used in) provided by financing activities	(23)	13

Cash used in operating activities was $3.3 million for the nine months ended April 30, 2009 due primarily to a $4.5 million net loss, which was offset by $0.7 million in total non-cash depreciation and amortization expenses and a $0.5 million decrease in accounts receivable.  Cash used in operating activities was $11.9 million for the nine months ended April 30, 2008 due primarily to a $4.0 million net loss and a $8.2 million decrease in accounts payable. During the three months ended April 30, 2009, Forgent’s average days sales outstanding was 33 days, a decrease from 39 days for the three months ended April 30, 2008.  Due to some customers delaying payment as a result of the current economic environment, Forgent diligently focused on its collection efforts during the third fiscal quarter, which accounted for the decrease in its average days sales outstanding.  Management will continue to closely monitor all of its cash sources and uses as it manages its operations through the current recession.

Cash used in investing activities was $0.5 million for the nine months ended April 30, 2009 due to $0.3 million in net purchases of short-term investments and $0.3 million in net purchases of property and equipment.  Cash used in investing activities was $8.7 million for the nine months ended April 30, 2008 due primarily to $7.3 million paid in cash related to the iEmployee acquisition and $1.3 million in net purchases of short-term investments.  Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  Approximately 43% of Forgent’s purchased fixed assets during the nine months ended April 30, 2009 related to leasehold improvements for the Company’s subtenants.  The other purchases were spread across the Company’s four facilities.  Forgent’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of fiscal 2009.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses.  The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Despite the additional lease obligations acquired with the iEmployee operations, approximately $13.7 million, or 96% of the Company’s total operating lease obligations, relate to its corporate office facility at Wild Basin in Austin, Texas.  As of April 30, 2009, Forgent had $5.0 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.2 million liability related to impairment charges for the economic value of the lost sublease rental income related to its Austin property.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.

Cash used in financing activities was $23.0 thousand for the nine months ended April 30, 2009. Cash provided by financing activities was $13.0 thousand for the nine months ended April 30, 2008.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing.  Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.  Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the nine months ended April 30, 2009 and 2008.  As of April 30, 2009, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the authority to repurchase approximately 1.2 million additional shares.  Management will periodically assess repurchasing additional shares in fiscal year 2009, depending on the Company’s cash position, market conditions and other factors.

As of April 30, 2009, Forgent’s principal source of liquidity consisted of $11.1 million in cash, cash equivalents and short-term investments.  Management is focused on growing its software operations and thus plans to utilize its cash balances to fund its operations and may possibly repurchase outstanding shares.  Although Forgent is currently not actively exploring prospects in acquiring a public or privately held technology business or product line, the Company will consider a potential opportunity if the right opportunity presents itself.

There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced. Management believes that the Company has sufficient capital and liquidity to fund and cultivate the growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.  Additionally, Forgent currently does not meet Nasdaq’s minimum $1.00 share bid price requirement.  The Company continues to strive for improved operations and will explore all opportunities to regain compliance.  However, if Forgent is unable to comply with this requirement by November 3, 2009, the Company’s common stock will be de-listed from the Nasdaq Capital Market Exchange.  If the Company’s securities are de-listed, Forgent’s ability to raise additional capital will be significantly limited.

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

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2009.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

On March 3, 2008, Forgent and Jenkens appeared before the Court regarding a hearing on a motion for summary judgment filed by Jenkens.  On May 20, 2008, the Court granted Jenkens’ motion and ordered Forgent to pay Jenkens $2.8 million for past recoveries and other amounts including attorneys’ fees and interest.  Forgent asked the Court to reconsider its order and, on September 3, 2008, the Court reconsidered its prior ruling and denied Jenkens’ motion and held that language from the contract in dispute was ambiguous and the issue would be submitted to a jury.

On May 20, 2009, Jenkens submitted a second motion for summary judgment.  Forgent responded to this motion on June 3, 2009 and both parties appeared before the Court regarding this motion on June 10, 2009.  The Court has not ruled on Jenkens’ second motion.

The trial date for this litigation has been rescheduled to commence on July 13, 2009.  Management currently cannot predict how long it ultimately will take to resolve the Jenkens lawsuit.  Until the Jenkens litigation is finalized, the related amounts charged by Jenkens pursuant to the Resolution Agreement may be adjusted in a future period and could have a material impact to the Company’s consolidated financial statements.

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

After Forgent and Wild Basin participated in mediation on November 11, 2008 to finalize the terms of the settlement agreement, Wild Basin consented to Forgent’s lease assignment and the documents were submitted to Wild Basin’s lender for final approval.  Although the lender granted its final approval on February 11, 2009, the third party is currently having difficulties obtaining the required financing due to the tightened capital markets.  Forgent continues to negotiate with this third party and is working with other interested third parties.  However, there is no assurance that Forgent will be successful in assigning its lease agreement.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2009, the Company announced that its Board of Directors unanimously voted to cancel the Special Meeting of Stockholders scheduled for June 2, 2009.  The meeting was originally called for the purpose of allowing the stockholders to vote on two separate proposals to amend the Company’s Restated Certificate of Incorporation to affect a reverse/forward stock split (the “Reverse/Forward Stock Split”) of the Company’s common stock, which would allow Forgent to become a privately-held company.  While there was substantial stockholder support for the Reverse/Forward Stock Split proposals, the Board of Directors determined that, based on the total number of stockholder proxies received prior to the announcement, the proposals would not receive sufficient votes to pass due to concerns about the loss of liquidity.  Therefore, the Board of Directors decided to cancel the meeting in order to save the associated expenses.  Since the stockholders prefer Forgent to remain as a publicly traded company, management is proceeding with its alternative long-term plan for the Company’s future growth.  Forgent will hold its annual stockholders meeting on July 30, 2009

ITEM 5. OTHER INFORMATION

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

FORGENT NETWORKS, INC.

Date: June 15, 2009	By:	/s/ RICHARD N. SNYDER
Richard N. Snyder
Chief Executive Officer

Date: June 15, 2009	By:	/s/ JAY C. PETERSON
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