Form 10-K
period 2009-07-31
FORGENT NETWORKS  INC
filed 2009-11-06
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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
Common Stock, $0.01 par value
__________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                                      Accelerated filer  ☐                                           Non-accelerated filer   ☐                                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐     No ☒

The aggregate market value of the 26,502,090 shares of the registrant's Common Stock held by nonaffiliates on January 31, 2009 was approximately $5,830,460. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At October 23, 2009 there were 31,615,890 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

PART I

ITEM 1.                      BUSINESS

GENERAL

Forgent Networks, Inc. a Delaware corporation d/b/a Asure Software ("Forgent" or the "Company"), is a provider of web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.  The Company was incorporated in 1985 and has principal executive offices located at 108 Wild Basin Road, Austin, Texas 78746.  The Company telephone number is (512) 437-2700 and the Company website is www.asuresoftware.com.  The Company does not intend for information contained on its website to be part of this Annual Report on Form 10-K (the "Report").  Forgent makes available free of charge, on or through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the Securities and Exchange Commission.

In September 2007, the Company announced its name change to “Asure Software” to reflect the Company’s focus on its software business for its future growth.  As a software and services provider, in October 2007, Forgent purchased iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions.  As a result of the iEmployee acquisition, the Company currently offers two main product lines in its software and services business: NetSimplicity and iEmployee. Forgent’s NetSimplicity product line provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager, automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.  Forgent’s iEmployee product line helps simplify the HR process and improves employee productivity by managing and communicating human resources, employee benefits and payroll information.  iEmployee's web-based solutions include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others. Additional business information is contained elsewhere in this Report, including under Item 7 of Part II (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Effective September 19, 2008, the Company transferred the listing of its common stock from the Nasdaq Global Market Exchange to the Nasdaq Capital Market Exchange.  The Company’s trading symbol continued to be “ASUR” and the trading of the Company’s stock was unaffected by this change.  As a result of this transfer, Forgent was provided an additional 180 calendar days, or until February 2, 2009, to regain compliance with the minimum $1.00 share bid price requirement pursuant to Nasdaq Marketplace Rule 4450(a)(5).

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Forgent’s current compliance deadline has been extended until November 17, 2009.  Forgent continues to strive for improved operations and will explore all opportunities to regain compliance.  If the Company cannot achieve compliance with the minimum share price requirement by November 17, 2009, Nasdaq will provide written notification that the Company's securities will be de-listed from the Capital Market Exchange.

On January 29, 2009, Forgent’s Board announced its plan to take the Company private.  Due to concerns including the loss of liquidity and reduced requirements for regular financial reporting and disclosure, a group of shareholders led by Red Oak Fund, LP (“Red Oak”) opposed the Go-Private effort.  As shareholder vote counts indicated a majority of shareholders also opposed the Go-Private effort, the Board canceled the special meeting and withdrew its proposal to go private.  Subsequently, Red Oak nominated a slate of board directors, who were elected to replace Forgent’s prior Board during the Company’s annual shareholders meeting on August 28, 2009.  In addition to a new board of directors, the Company is currently managed by a new Chief Executive Officer, who the new board of directors believes will be able to implement its strategy for growing the software business and achieving profitability and positive cash flows.  However, uncertainties and challenges remain and there can be no assurances that Forgent's current strategy will be successful.

PRODUCTS AND SERVICES

As Asure Software, Forgent offers web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.  The workforce management solutions include scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support, installation and training and other professional services.  The Company offers its workforce management solutions under two product lines: NetSimplicity and iEmployee.

The Company’s NetSimplicity line of software products enable corporations, educational institutions, law firms and healthcare facilities, in the United States and worldwide, to more effectively manage shared office space, equipment, assets and resources.  Now in its eighth major release, Meeting Room Manager has evolved into a scheduling solution that enables organizations to better manage their meeting environment by managing everything related to the meeting environment, including rooms, catering, A/V, equipment, setup and other resources and services.  MRM has a number of interface options including a web-based Microsoft Outlook® or a LCD Panel interface.  MRM is marketed both on an in-house installed, perpetual license basis, and on a hosted subscription, software-as-a-service (“SaaS”) basis.  The Company also offers complementary LCD panels as optional add-ons as a means to access its scheduling software and book rooms ad hoc via panel interfaces.

The Company’s iEmployee suite of time and attendance and human resources software enables small to medium businesses to transition to an online, self-service human resources process, thereby improving accuracy and reducing administrative costs.  All iEmployee products are offered on a hosted subscription, SaaS basis, which saves customers the need to install software or maintain hardware and provides customers a quick and easy way to implement a fully-automated human resource information system solution.  Additionally, iEmployee products are integrated with leading payroll and benefits providers, allowing customers to advance to online, self-service HR without significant switching costs.  The Company’s two primary iEmployee products are Time & Attendance and HR & Benefits.

iEmployee’s Time & Attendance solution enables organizations to manage hourly time tracking, project time tracking and paid-time-off in one unified system, thus eliminating paper timekeeping hassles. It provides automated workflows to increase manager and employee productivity and automatically enforces company policies and business rules, eliminating costly time-reporting and calculation errors.  In June 2009, the Company introduced the iEmployee IE-7200 Time Clock, a hardware time collection device that allows employers to capture employee time punches through a full range of biometric and card recognition options.  The combination of Time & Attendance and IE-7200 Time Clock offers customers a comprehensive web and physical time clock time and attendance system that is affordable and easy to deploy.

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

NetSimplicity’s development team, based in Vancouver, British Columbia, Canada, and the iEmployee development team, based in Warwick, Rhode Island and Mumbai, India, are staffed with software developers, quality assurance engineers and support specialists who work closely with the Company’s customers and the Company’s sales and marketing teams to build products based on market requirements and customer feedback.

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

Reseller Partners are companies that represent the Company in geographies outside the United States and in the Federal government and companies with complementary offerings to either the NetSimplicity product line or the iEmployee product line.  Reseller Partners commit to a minimum level of business per year with the Company and receive a channel discount for that commitment.  The Company’s Reseller Partners outside the United States include: BusinessSolve, Ltd. in the United Kingdom, Novera in Australia, and Isyd in Germany, all of whom represent the NetSimplicity product line.  The Company also has several Reseller Partners that represent NetSimplicity software in the Federal government space.  Resellers of iEmployee include Ceridian Corporation in the United States, a leading provider of human resource outsourcing solutions.

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

The Company also has a "digital signage solutions" partner program, which enables it to resell digital signage hardware to complement MRM.  Partners in this program include four vendors: Advantech, Tablet Kiosk, the CRE Group and JANUS Digital Displays.  NetSimplicity has experienced successful customer deployments with each vendor's hardware.

COMPETITION

Forgent’s NetSimplicity line of scheduling software products has a competitive advantage in the marketplace by being able to automate business processes that are otherwise typically performed manually or with the assistance of general-purpose office software tools such as Microsoft Outlook®, Exchange® or Excel®.  MRM competes with other scheduling software applications offered by companies such as PeopleCube, Dean Evans and Associates, and Emergingsoft.  The principal competitive advantages of MRM with respect to these other products include MRM’s broad product capabilities, more customizable user interface, and price.

                                 Forgent’s iEmployee line of time and attendance and human resource software has a competitive advantage in the marketplace by being able to serve organizations looking for specific point-solutions as well as organizations looking for an integrated suite of solutions. By being able to compete tactically with point-solutions and strategically with an integrated suite of solutions, iEmployee can serve the needs of a broad spectrum of companies. While iEmployee has the advantage of flexibility, ease-of-use, affordability and speed of delivery, the Company faces certain challenges with various types of competitors:
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

Since the market for the Company’s products and services is subject to rapid technological change and since there are relatively low barriers to entry in the workforce management software market, the Company may encounter new entrants or competition from vendors in some or all aspects of its two product lines. Competition from these potential market entrants may take many forms. Some of the Company’s competitors, both current and future, may have greater financial, technical and marketing resources than the Company and therefore, may be able to respond quicker to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Forgent is actively taking measures to effectively address its competitive challenges.  However, there can be no assurance that the Company will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.

MARKETING

The Company’s software and services business has a large roster of more than 3,500 domestic and international customers. The consistent growth of the customer base relies on the development and implementation of a comprehensive integrated marketing plan.  Although the Company’s customers include many Fortune 500 companies and that base continues to grow, the marketing plan is primarily aimed at reaching small and medium-sized businesses and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific.  The integrated elements of Forgent’s marketing plan include a mix of demand generation, public relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from prospects, customers and other key stakeholders.  In terms of ongoing demand generation activities, the Company focuses its efforts primarily on search engine marketing including search engine optimization, pay per click advertising and social media.  Additional marketing mix elements include outbound e-mail marketing, lead nurturing, targeted trade shows and industry focused print advertising.

TRADEMARKS

Due to its name change to the use of the d/b/a Asure Software, the Company has registered the "Asure Software" trademark with the U.S. Patent and Trademark Office (the “USPTO”).  As a result of the iEmployee acquisition in October 2007, the Company holds the “iEmployee” trademark.

EMPLOYEES

As of October 15, 2009, the Company had a total of 75 employees, 22 of whom reside in India, in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES

Research and development	23
Sales and marketing	19
Customer service and technical support	25
Finance, human resources and administration	8
Total	75

The size and composition of Forgent's workforce is continually evaluated and adjusted. The Company also occasionally hires contractors to support its sales and marketing, information technology and administrative functions.  None of the Company’s employees are represented by a collective bargaining agreement.  Forgent has not experienced any work stoppages and considers its relations with its employees to be good.

The future performance of the Company depends largely on its ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced technical, sales, marketing and managerial personnel.  Forgent's future development and growth depend on the efforts of key management personnel and technical employees. Forgent uses incentives, including competitive compensation and stock option plans to attract and retain well-qualified employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Forgent's key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICER

 Patrick Goepel, age 47, was elected to the Company’s Board of Directors at its August 28, 2009 Annual Meeting of Shareholders.  Mr. Goepel was subsequently appointed as Interim Chief Executive Officer on September 15, 2009.  Prior to his appointment, Mr. Goepel served as Chief Operating Officer of Patersons Global Payroll and oversaw its human relations function. Previously, he was the President and Chief Executive Officer of Fidelity  Investment's Human Resource Services Division from 2006 - 2008, President and Chief Executive Officer of Advantec from 2005 - 2006 and Executive Vice President of Business Development and US Operations at Ceridian from 1994 - 2005. A former board member of iEmployee, Mr. Goepel currently serves on the board of directors of Patersons and Allover Media.

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2.                      PROPERTIES

Forgent leases approximately 137,000 square feet in Austin, Texas for use as its headquarters, including its sales and marketing operations.  The lease expires in March 2013.  Due to the downsizing of the Company on account of past divestitures and restructurings, Forgent has existing unoccupied leased space, which it has actively subleased. Management has calculated the economic value of the lost sublease rental income and recorded impairment charges to the Consolidated Statement of Operations.  As of July 31, 2009, Forgent had $0.8 million recorded as a liability on the Consolidated Balance Sheet related to these impairment charges at its Austin property.  Currently, the Company occupies approximately 18,000 square feet, subleases approximately 94,000 square feet and anticipates continuing to sublease the remaining under-utilized space.

Forgent also leases approximately 4,000 square feet of office space in Vancouver, British Columbia, Canada.  The Canadian facility provides office space for sales and development efforts. For additional development efforts and for customer support, the Company currently leases approximately 5,000 square feet in Warwick, Rhode Island and approximately 2,000 square feet in Mumbai, India.

Management believes that the leased properties described above are adequate to meet Forgent's current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.                      LEGAL PROCEEDINGS

Forgent was the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation with Jenkens & Gilchrist, P.C.

On July 16, 2007, Jenkens & Gilchrist, P.C. (“Jenkens”), Forgent’s former legal counsel, filed a complaint against Forgent and Compressions Labs, Inc., in the District Court of Dallas County, Texas.  In its complaint, Jenkens alleged a breach of contract and sought a declaratory judgment.  Forgent disputed Jenkens’ claims and also sought relief through the court system.

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believed Jenkens was entitled to $1.4 million for contingency fees and expenses related to the settlements from the litigation regarding the Company’s DVR patents.  Jenkens interpreted the Resolution Agreement on broader terms and believed it was entitled to more, including attorneys’ fees and interest.

The trial with Jenkens commenced on July 20, 2009.  The jury ruled in favor of Jenkens and awarded Jenkens approximately $4.6 million in damages, attorney’s fees and interest.  On August 20, 2009, Forgent and Jenkens entered into a settlement agreement.  Under the agreement, Forgent agreed to pay Jenkens $4.3 million and the parties agreed to release all claims against each other.  Forgent paid Jenkens the settlement amount on August 25, 2009 and as a result, the Company considers this litigation to be concluded.

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

While Forgent was significantly delayed in obtaining Wild Basin’s consent to its lease assignment, the identified third party encountered difficulties obtaining the required financing due to the tightened capital markets.   Forgent continues to work with Wild Basin regarding its breach of contract claim that Wild Basin withheld amounts that should have been distributed to Forgent. Forgent will renew its litigation against Wild Basin regarding this matter, only if necessary.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 28, 2009, an annual meeting of the stockholders was held in Austin, Texas, whereby the stockholders voted on the following proposals:

1.
Proposal to elect six directors to the board of directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.  The stockholders approved the proposal by the following vote:

Nominees	For	Withheld
Richard N. Snyder	5,267,418	1,003,879
Richard J. Agnich	5,486,274	785,023
Nancy L. Harris	5,483,316	787,981
Lou Mazzucchelli	5,485,274	786,023
Ray R. Miles	5,486,274	785,023
James H. Wells	5,432,323	838,974

Cornelius Ferris	10,869,345	2,048,334
Patrick Goepel	12,883,529	34,150
Robert Graham	10,866,945	2,050,734
Adrian Pertierra	10,865,645	2,052,034
David Sandberg	12,877,458	40,221
Jeffrey Vogel	10,866,945	2,050,734

On September 3, 2009, Mr. Ferris announced his resignation from the Board of Directors of the Company.  Mr. Ferris informed the Board that his existing duties and responsibilities were recently substantially and unexpectedly expanded and required that he spend significant time in Canada.  Given such existing responsibilities and obligations, Mr. Ferris informed the Company that he did not believe his schedule would permit him to adequately fulfill his responsibilities as a member of the Board of Directors of the Company.  Mr. Ferris' resignation did not involve any disagreement with the Company.  The Board of Directors of the Company has not determined as of yet whether it will appoint a successor member to fill the resulting vacancy in the Board of Directors.

2.
Proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP (“E&Y”), independent accountants, as the Company’s independent auditors for the year ending July 31, 2009.  The stockholders rejected the proposal by the following vote:

For	Against	Abstain
8,964,322	10,122,040	102,614

Although the stockholders did not ratify the Audit Committee’s appointment of E&Y as the Company’s independent auditors for the year ending July 31, 2009, a significant amount of audit work had already been completed as of August 28, 2009.  Therefore, management decided it was financially prudent to allow E&Y to complete the audit for the year ending July31, 2009.  The Company will consider alternative options for fiscal year 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The common stock of the Company is currently trading in the NASDAQ Capital Market System under the symbol "ASUR".  The following table sets forth the high and low sales prices for the Company’s common stock for each full fiscal quarter of 2009 and 2008:

	FISCAL YEAR		FISCAL YEAR
	2009		2008
	HIGH	LOW	HIGH	LOW
1st Quarter	$0.45	$0.15	$1.49	$0.65
2nd Quarter	$0.33	$0.11	$1.39	$0.65
3rd Quarter	$0.20	$0.10	$0.90	$0.29
4th Quarter	$0.32	$0.12	$0.57	$0.28

DIVIDENDS

The Company has not paid cash dividends on its common stock during fiscal years 2009 and 2008, and presently intends to continue a policy of retaining earnings for reinvestment in its business, rather than paying cash dividends.

HOLDERS

As of October 30, 2009, there were approximately 1,055 stockholders of record of the Company’s common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See "Equity Compensation Plan Information" under Item 12 of Part III of this Report (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters).

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective September 19, 2008, the Company transferred the listing of its common stock from the Nasdaq Global Market Exchange to the Nasdaq Capital Market Exchange.  The Company’s trading symbol continued to be “ASUR” and the trading of the Company’s stock was unaffected by this change.  As a result of this transfer, Forgent was provided an additional 180 calendar days, or until February 2, 2009, to regain compliance with the minimum $1.00 share bid price requirement pursuant to Nasdaq Marketplace Rule 4450(a)(5).

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Forgent’s current compliance deadline has been extended until November 17, 2009.  Forgent continues to strive for improved operations and will explore all opportunities to regain compliance.  If the Company cannot achieve compliance with the minimum share price requirement by November 17, 2009, Nasdaq will provide written notification that the Company's securities will be de-listed from the Capital Market Exchange.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent's Consolidated Statements of Operations:

	FOR THE YEAR ENDED JULY 31,
	2009	2008
Revenues	100.0%	100.0%
Gross margin	79.9	78.0
Selling, general and administrative	125.0	110.4
Research and development	22.6	21.1
Litigation settlement	21.9	--
Impairment of assets	6.3	72.6
Amortization of intangible assets	5.9	4.8
Total operating expenses	181.7	208.9
Other income, net	3.9	6.3
Net loss	(96.9%)	(124.8%)

FOR THE YEARS ENDED JULY 31, 2009 AND 2008

Overview

During the year ended July 31, 2009, the Company finalized the integration of its iEmployee operations and continued to implement strategies to maximize efficiencies throughout the Company.  As part of its strategy to reduce expenses substantially, Forgent expended significant time and effort to take the Company private.  However, a significant number of shareholders disagreed with the Company’s plan, and Forgent withdrew its proposal to go private.

As a result of a negative jury verdict regarding the trial with Jenkens & Gilchrist, P.C. in July 2009, Forgent settled the litigation with its former legal counsel in August 2009. Since the litigation with Jenkens has concluded, the related expense was recorded for the year ended July 31, 2009, and the Company has paid Jenkens its settlement amount on August 25, 2009, Forgent no longer has any outstanding issues related to its intellectual property licensing operations.  Except for the final settlement payment to Jenkens in August 2009, management does not expect any significant transactions from this previous line of business and fully anticipates focusing its time and efforts on growing its software business in fiscal year 2010 and subsequent fiscal years.

Despite the prolonged economic recession during the year ended July 31, 2009, Forgent continued to generate revenues and grew gross margin from its software business.  After assessing its software products and services for potential revenue growth, Forgent sold its Visual Asset Manager software product.  Management believes the Company currently retains the more profitable workforce management solutions, which serve as the foundation of the Company’s future growth.

During the Company’s annual shareholders meeting on August 28, 2009, a new board of directors was elected.  In addition to this new board, the Company is currently managed by a new Chief Executive Officer.  Under the guidance and direction of its new directors and Chief Executive Officer, Forgent will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Forgent can successfully grow its revenues or achieve profitability and positive cash flows during fiscal year 2010.

Revenues

Consolidated revenues were $10.0 million in fiscal year 2009 and $10.1 million in fiscal year 2008. The decrease was $0.1 million, or 1.4%.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, time and attendance and human resource software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

During the year ended July 31, 2009, the $0.1 million decrease in total revenues is due primarily to decreases in software license and hardware revenues, offset by increases in software subscription and maintenance revenues.

During fiscal year 2009, software license revenues decreased by $1.1 million.  New and enhanced product features to Meeting Room Manager (“MRM”) were introduced to the market during fiscal year 2009 and appealed to larger customers, which allowed Forgent to increase its sales penetration into the enterprise sector.  Increased sales to enterprises is evidenced by the 14.0% increase in Forgent’s average sales price during the year ended July 31, 2009 as compared to the prior fiscal year.  However, as the economic recession lengthened, Forgent continued to experience customers and prospects reducing or freezing their capital budgets and deferring their projects.  These reductions and deferrals largely led to a 38.6% decrease in the number of software license sales.  Additionally, in February 2009, Forgent sold its Visual Asset Manager (“VAM”) software product to E-Innovative Services Group (“EISG”), LLC in order to focus its NetSimplicity investment on MRM.  The Company believes MRM has greater potential for future growth and profitability.  Thus, VAM software license revenues decreased by $0.2 million in fiscal year 2009.  The decrease in overall MRM sales and the sale of the VAM software product led to the $1.1 million decrease in the Company’s software license revenues during the year ended July 31, 2009.

VAM software licenses were often sold with complementary hardware devices, or barcode scanners.  As a result of the VAM sale, Forgent’s hardware revenues also declined.  During the year ended July 31, 2009, hardware revenues decreased by $0.2 million, 88.9% of which is due to the decrease in VAM hardware sales.

The decreases in software license and hardware revenues were offset by a $0.9 million increase in software subscription revenues and a $0.3 million increase in maintenance revenues. In October 2007, the Company acquired iEmployee’s time and attendance and human resource software along with its operations. This software, as well as the Company’s MRM On Demand software, are delivered to customers under the “SaaS” model, which is software as a service offered on a subscription basis. Since Forgent acquired the iEmployee operations in October 2007, the Company did not generate a full year’s worth of revenues from the iEmployee operations during the year ended July 31, 2008. Therefore, approximately 76.6% of the $0.9 million increase in software subscription revenues is due to the Company generating revenues from the iEmployee operations for the entire year in fiscal 2009. Although the Company experienced a decline in its MRM software license sales, Forgent generated an increase in software subscription sales related to its MRM On Demand product, which explains the remaining increase in software subscription revenues. When purchasing MRM On Demand, customers do not need to install or maintain the software on their own servers. Additionally, purchasing an annual subscription may not require as stringent approval requirements as purchasing a perpetual license. Thus, purchasing MRM on a subscription basis is becoming more appealing to customers as they try to meet operational goals while reducing capital expenditures. As of July 31, 2009, this shift in sales from software license to software subscriptions resulted in a $0.2 million increase in Forgent’s deferred revenue for MRM On Demand.

Despite the decrease in software license sales during fiscal year 2009, Forgent does continue to sell additional licenses and its cumulative license base continues to grow.  As a result, the Company’s related maintenance base also continues to grow.  Additionally, Forgent proactively contacted and notified its existing customers of upcoming expirations on their maintenance and support contracts.  Forgent’s growing maintenance base and the continued pursuit of maintenance renewals led to a $0.3 million increase in maintenance revenues during the year ended July 31, 2009.

Although the Company’s sales have been concentrated in certain industries, including corporate, education, healthcare, governmental, legal and non-profit, Forgent’s customers are widely spread across industries as well as geographies.  Forgent currently has distribution partners in the United Kingdom, Australia, and Germany.  These partners and the internal sales team generated revenues from international customers, which represent approximately 9.3% and 11.5% of the total revenues during fiscal years 2009 and 2008, respectively.  As part of its growth strategy, the Company plans to develop relationships with other strategic partners, who have an established presence in multiple international locations and can efficiently offer Forgent’s product and services as complementary solutions to their own offerings. For fiscal year 2010, Forgent will continue to target small and medium businesses and divisions of enterprises in these same industries.

In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  Forgent also is implementing marketing initiatives, including tailoring its solutions to provide increased value and a simplified purchasing model to targeted customers.  As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Forgent will continue to focus on sales of its MRM On Demand and iEmployee SaaS products.  Management believes that as the economy starts to recover, Forgent will grow its revenues in fiscal year 2010.

Gross Margin

Consolidated gross margins were $8.0 million in fiscal year 2009 and $7.9 million in fiscal year 2008. The increase was $0.1 million, or 1.0%.  Consolidated gross margin percentages were 79.9% for fiscal year 2009 and 78.0% for fiscal year 2008.

The cost of sales relates primarily to compensation expenses, hardware expenses and the amortization of the Company’s purchased software development costs.  These expenses represented approximately 70.3% and 65.4% of the total cost of sales for the years ended July 31, 2009 and 2008, respectively.  Compensation expenses and amortization expenses remained relatively constant year over year. Due to the sale of the VAM software product to EISG in February 2009 and the related decline in VAM hardware sales, VAM hardware expenses also declined by $0.1 million.  Additionally, prior to the VAM sale Forgent paid EISG for implementation and support services related to its VAM software.  As a result of the sale, expenses incurred for these professional services also decreased by $0.1 million.  Thus, the $0.2 million decrease in VAM hardware and professional service expenses accounted for 88.1% of the total decrease in cost of sales during the year ended July 31, 2009.  Since Forgent fully divested its lower margin producing product from its portfolio, the Company was able to generate a slight increase in its total gross margin as well as its gross margin as a percentage of revenues during fiscal year 2009.

Although the macroeconomic environment continues to present challenges for the Company, Forgent was able to maintain a steady level of revenues on reduced expenses.  During fiscal year 2010, Forgent expects to continue proactively managing its cost of sales by maximizing efficiencies throughout the Company.  If the economy recovers and/or Forgent is successful in generating additional revenue, management expects gross margins to improve, in terms of total dollars, and to remain relatively consistent in terms of percentage of revenues.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $12.5 million in fiscal year 2009 and $11.2 million in fiscal year 2008. The increase was $1.3 million, or 11.8%.  SG&A expenses were 125.03% and 110.4% of total revenues for the years ended July 31, 2009 and 2008, respectively.

The $1.3 million increase in SG&A expenses during the year ended July 31, 2009 is due primarily to the increases in legal expenses related to the Company’s efforts to go private and to litigate against Jenkens & Gilchrist, P.C. (“Jenkens”), Forgent’s former legal counsel, and the increase in reserves related to its receivable from Wild Basin.

On January 29, 2009, Forgent announced its plan to take the Company private.  Due to concerns including the loss of liquidity and reduced requirements for regular financial reporting and disclosure, a group of shareholders led by Red Oak Fund, LP (“Red Oak”) opposed the Go-Private effort.  As shareholder vote counts indicated a majority of shareholders also opposed the Go-Private effort, the Board canceled the special meeting and withdrew its proposal to go private.  Subsequently, Red Oak nominated a slate of board directors, who were elected to replace Forgent’s prior Board during the Company’s annual shareholders meeting on August 28, 2009. As a result of these activities, Forgent incurred $0.7 million in legal expenses related to its efforts to privatize the Company, including the legal expenses required for the proxy contest related to its Board of Directors. No such expenses were incurred during fiscal year 2008.  Additionally, during fiscal year 2009, the Company prepared for its trial with Jenkens, which started on July 20, 2009 (also see “Litigation Settlement” discussion below).  To litigate against Jenkens, the Company incurred $0.5 million, or $0.2 million more in legal expenses, during fiscal year 2009 than during fiscal year 2008.  The proxy contest and the Jenkens litigation have been concluded.  With the exception of approximately $1.0 million in legal and proxy-related expenses expected to be incurred in the first quarter of fiscal year 2010, no other significant related legal expenses are expected to be incurred in fiscal year 2010.

In accordance with the lease agreement for Forgent’s corporate offices in Austin, Texas, Wild Basin One & Two, Ltd. (“Wild Basin”), Forgent’s landlord, previously paid the Company certain net profit interest payments.  However, during the fourth fiscal quarter, Wild Basin communicated to Forgent that it needed to accumulate additional reserves, in excess of the reserves currently remitted as required by Wild Basin’s loan agreement.  Due to these additional reserves, Wild Basin is unable to remit any net profit interest payments to Forgent. Accordingly, the Company recorded a 100% reserve against its receivable from Wild Basin, the related $0.5 million expense was included in SG&A expenses for the year ended July 31, 2009.  Forgent is actively in discussions with Wild Basin and will continue efforts to collect its receivable as stipulated under the terms of its lease agreement.

Due to the unexpected significant legal expenses during the year ended July 31, 2009, Forgent’s mandatory 10% pay reduction for all of its personnel, which was implemented on March 1, 2009, continues to be enforced in fiscal year 2010. Management will continue to assess the Company’s financial results as it considers when to lift this reduction in pay. Additionally, Forgent terminated approximately 25% of its workforce effective August 7, 2009. Although the severance expense incurred and recorded for the year ended July 31, 2009 was less than $0.1 million, 58.3% of which were SG&A expenses, Forgent anticipates savings in total compensation expenses of approximately $1.7 million in fiscal year 2010 related to this reduction in force.  Throughout its operations, Forgent continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development ("R&D") expenses were $2.2 million in fiscal year 2009 and $2.1 million in fiscal year 2008. The increase was $0.1 million, or 5.4%.  R&D expenses were 22.6% and 21.1% of total revenues for the years ended July 31, 2009 and 2008, respectively.

Approximately 91.2% of the $0.1 million increase resulted from an increase in R&D expenses related to the iEmployee operations.  Since the iEmployee operations were acquired in October 2007, Forgent did not incur a full year of R&D expenses related to the iEmployee product line during the year ended July 31, 2008.

During fiscal year 2009, Forgent continued to improve and enhance its workforce management solutions – particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager (“MRM”) software from its NetSimplicity product line.  During the year ended July 31, 2009 enhancements to the Time & Attendance included an additional application programming interface for time collection, which expands the software’s interoperability with various time clocks in addition to Forgent’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers. The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Forgent also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

Throughout the year ended July 31, 2009, Forgent continued to develop MRM and released a few minor versions that enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others, and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook®. Forgent’s R&D efforts related to its NetSimplicity product line culminated in August 2009 when the Company released MRM, Version 8.0.  Under this next generation of the Company’s room and resource scheduling solution, customers have the benefit of a bi-directional Outlook Plug-in.  Meetings and resources scheduled through Microsoft Outlook are synchronized to the Web client, thus allowing users to create, manage and update information from the Web client, given the appropriate privileges.  Customers can now delegate scheduling responsibilities to individuals without requiring access to Microsoft Outlook.

Forgent’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential customers and by gauging marketing trends.  Management believes it has the appropriate development team to design and further improve its workforce management solutions.

Litigation Settlement

After Forgent terminated Jenkens, the Company’s former legal counsel, Forgent entered into a Resolution Agreement with Jenkens in December 2004.  In July 2007, Jenkens filed a complaint against Forgent and Compressions Labs, Inc., alleging a breach of contract.  Under the Resolution Agreement, the Company believed Jenkens was entitled to $1.4 million for all fees and expenses related to certain settlements received from licensing the Company's intellectual property.  Jenkens interpreted the Resolution Agreement on broader terms and initially believed it was entitled to $2.8 million.  As of July 31, 2007, Forgent accrued $2.1 million for Jenkens’ contingency fees related to these settlements. The Company recorded the contingency fees as part of cost of sales on its Consolidated Statement of Operations for the year ended July 31, 2007 in order to properly match the expenses to the related licensing revenues.  The $2.1 million accrual remained as part of Forgent’s current liabilities through fiscal year 2009.

On July 20, 2009, the trial with Jenkens commenced.  As the result of the jury verdict in July 2009 to award Jenkens approximately $4.6 million in damages, attorney’s fees and interest, Forgent entered into a settlement agreement with Jenkens, effective August 20, 2009.  Under the settlement agreement, Forgent agreed to pay Jenkens $4.3 million and the parties agreed to release all claims against each other.  Based on the settlement amount, the Company accrued an additional $2.2 million as of July 31, 2009. Since the Company was no longer licensing its intellectual property and had no related licensing revenues in fiscal year 2009, this additional $2.2 million expense was recorded as part of operating expenses on the Consolidated Statement of Operations for the year ended July 31, 2009.  Forgent paid Jenkens $4.3 million on August 25, 2009 and the Company considers this litigation to be concluded.

Impairment of assets

During the year ended July 31, 2009, the current rental market in Austin, Texas continued to show depressed leasing rates.  Based on this factor and the uncertainty in collecting its net profit interest payments from Wild Basin, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term.  Although Forgent continues to actively sublease the vacated space, the rates on the new subleases are less than originally anticipated due to the current market rates.  Management calculated the economic value of the lost sublease rental income and recorded an additional impairment charge of $0.6 million to the Company’s Consolidated Statement of Operations for the year ended July 31, 2009.

In accordance with Financial Accounting Standard Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” Forgent reviewed its goodwill for possible impairment on an annual basis, or whenever specific events warrant.  Due to its depressed stock price and the market conditions during the fourth fiscal quarter of 2008, Forgent determined that the decline in its market capitalization may not be temporary.  Due to the decline in its market capitalization, the Company was required to perform an impairment analysis on its goodwill.  To evaluate its goodwill for impairment, Forgent used a two-step process.  Under the first step, Forgent determined that the estimated fair value of the Company, as represented by its market capitalization, was less than its net book value, thus requiring the completion of the second step of the impairment analysis. As part of the second step, Forgent allocated the estimated fair value of the Company, as represented by its market capitalization, to its assets and liabilities, excluding goodwill, based upon the individual estimated fair values.  As a result of its allocation process, the Company determined that goodwill had an implied fair value of $0. An impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of the goodwill. As a result of the impairment analysis, Forgent recorded a non-cash $7.4 million goodwill impairment related to its acquisition of iEmployee to its Consolidated Statement of Operations for the year ended July 31, 2008.  This impairment had no impact to the Company’s tangible net book value or liquidity.

Amortization of intangible assets

Amortization expenses were $0.6 million in fiscal year 2009 and $0.5 million in fiscal year 2008.  The increase was $0.1 million, or 21.8%.  Amortization expenses were 5.9% and 4.8% of total revenues for the years ended July 31, 2009 and 2008, respectively. Upon acquiring the iEmployee business in October 2007, Forgent recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the years ended July 31, 2009 and 2008 relate entirely to these acquired intangible assets (see Note 5, in the accompanying financial statements).

Other Income

Other income was $0.4 million in fiscal year 2009 and $0.6 million in fiscal year 2008.  The decrease was $0.2 million, or 39.5%.  Other income was 3.9% and 6.3% of total revenues for the years ended July 31, 2009 and 2009, respectively.

The decrease in other income during the year ended July 31, 2009 was due primarily to the decrease in interest income, resulting from the reduction in interest rates and cash and short-term investment balances during fiscal year 2009 as compared to fiscal year 2008.  The $0.6 million decrease in interest income was offset by $0.3 million in gain related to the sale of assets to Tandberg Telecom AS (“Tandberg”).  As a result of this sale in November 2006, $0.3 million was held in escrow for two years for indemnity claims.  No such claims were made by Tandberg during the two years to reduce the escrow amount.  In November 2008, Forgent received the funds from the escrow account in full.  These funds were recorded as gain on sale of assets on the Company’s Consolidated Statement of Operations for the year ended July 31, 2009.

Income Taxes

At July 31, 2009, the Company had federal net operating loss carryforwards of approximately $163.8 million, R&D credit carryforwards of approximately $4.7 million and alternative minimum tax credit carryforwards of approximately $0.2 million. The net operating loss and R&D credit carryforwards will expire in varying amounts from 2009 through 2029, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of various acquisitions by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2009 and 2008. During the year ended July 31, 2009, the valuation allowance increased by approximately $640 due primarily to operations.  Approximately $7,425 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Net Loss

Net loss was $9.7 million and $12.7 million in fiscal years 2009 and 2008, respectively.  The decrease in net loss was $3.0 million, or 23.4%.  Net loss as a percentage of total revenues was 96.9% and 124.8% for the years ended July 31, 2009 and 2008, respectively.  The $3.0 million decrease in net loss during the year ended July 31, 2009 was due primarily to the $6.8 million decrease in the impairment charge, offset by the $2.2 million litigation settlement expense and the $1.3 million increase in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

	For the year ended July 31,
	2009	2008
	(in thousands)

Working capital	$1,158	$10,090
Cash, cash equivalents and short-term investments	9,714	14,689
Cash used in operating activities	(4,618)	(13,313)
Cash used in investing activities	(3,019)	(8,120)
Cash (used in) provided by financing activities	(38)	8

Cash used in operating activities was $4.6 million in fiscal year 2009 and cash used in operating activities was $13.3 million in fiscal year 2008. The $4.6 million of cash used in operating activities during fiscal year 2009 was due primarily to $9.7 million in net loss, offset by a $2.5 million increase in accounts payable, $1.2 million in depreciation and amortization expenses and a $0.6 million non-cash impairment charge.  The $13.3 million of cash used in operating activities during fiscal year 2008 was due primarily to $12.7 million in net loss and an $8.2 million decrease in accounts payable, offset by a $7.4 million non-cash impairment charge.

At the end of July 2009, the trial with Jenkens was concluded with the jury awarding Jenkens approximately $4.6 million in damages, attorney’s fees and interest.  On August 20, 2009, Forgent entered into a settlement agreement with Jenkens and subsequently paid Jenkens $4.3 million on August 25, 2009.  During the year ended July 31, 2008, Forgent paid its legal counsel $7.4 million in contingency fees related to its ‘746 patent’s settlement and license agreements.  Since the litigation with Jenkens concluded in early fiscal year 2010 and Forgent has paid Jenkens its settlement amount, management does not expect any additional large swings in sources or uses of cash from operations related to its intellectual property licensing business in the future.

During fiscal year 2009, Forgent experienced some customers delaying payment due to the current economic environment.  Therefore, Forgent diligently focused on its collection efforts during the year ended July 31, 2009, which accounted for the decrease in its average days sales outstanding. Average days sales outstanding was 32 days as of July 31, 2009, a decrease from 36 days as of July 31, 2008.

Management continues to closely monitor all of its cash sources and uses as it manages its operations through the current recession.  In fiscal year 2010, the Company will pay approximately $1.0 million in legal and proxy-related expenses related to the proxy contest in fiscal year 2009.  Management does not expect any other significant one-time cash outflow and believes the Company has sufficient funds available on hand to meet its current operational needs for the next 12 months.

Cash used in investing activities was $3.0 million in fiscal year 2009 and cash used in investing activities was $8.1 million in fiscal year 2008.  The $3.0 million of cash used in investing activities during fiscal year 2009 was due primarily to $2.7 million in net purchases of short-term investments. The $8.1 million of cash used in investing activities during fiscal year 2008 was due primarily to $7.4 million paid to acquire the iEmployee business.  The Company manages its investment portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio.  Due to the declining interest rates during fiscal year 2009, Forgent invested more of its available cash balances in short-term investments to maximize the return on these assets.

Forgent’s current operations are not capital intensive and the Company purchased $0.3 million and $0.3 million in fixed assets during the years ended July 31, 2009 and 2008, respectively.  Approximately 35.1% of Forgent’s purchased fixed assets during the year ended July 31, 2009 related to leasehold improvements for the Company’s subtenants.  The other purchases were spread across the Company’s four facilities.  Approximately 45.3% of Forgent’s purchased fixed assets during the year ended July 31, 2008 related to leasehold improvements for the Company’s expanded sales force and for one subtenant.  The present management team is currently assessing its capital needs at the Company’s four sites. Currently, management does not anticipate significant capital expenditures during fiscal year 2010.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Despite the additional lease obligations acquired with the iEmployee operations, approximately $12.9 million, or 96.6% of the Company’s total operating lease obligations, relate to its corporate office facility at Wild Basin in Austin, Texas.  As of July 31, 2009, Forgent had $4.6 million in future minimum lease payments receivable under non-cancelable sublease arrangements.  Additionally, Forgent had a $0.8 million liability related to impairment charges for the economic value of the lost sublease rental income at its Austin property.  Forgent may periodically make other commitments and thus become subject to other contractual obligations.

Cash used in financing activities was $38 thousand in fiscal year 2009 and cash provided by financing activities was $8 thousand in fiscal year 2008.  Forgent currently does not have any notes payable.

Forgent’s stock repurchase program allows the Company to purchase up to 3.0 million shares of the Company’s common stock.  During the years ended July 31, 2009 and 2008, Forgent did not repurchase any shares under this program.  The shares repurchased by month during the last quarter of the fiscal year ended July 31, 2009 are as follows:

	Issuer Purchases of Equity Securities (in thousands except average price)

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plans
May 1, 2009 - May 31, 2009	0	$0.00	0	1,210
June 1, 2009 - June 30, 2009	0	$0.00	0	1,210
July 1, 2009 - July 31, 2009	0	$0.00	0	1,210
Total	0	$0.00	0	1,210

As of July 31, 2009, the Company has repurchased 1,790,401 shares for approximately $4.8 million under its stock repurchase program.  Management will periodically assess repurchasing additional shares during fiscal year 2010, depending on the Company's cash position, market conditions and other factors.

As of July 31, 2009, Forgent's principal sources of liquidity consisted of $9.7 million in cash, cash equivalents and short-term investments.  Management plans to utilize these cash balances by paying Jenkens $4.3 million, paying $1.0 million in legal and proxy-related expenses, continuing to invest in its software operations and making additional prudent investments to progress the business towards profitability.  There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company's future business demands may lead to cash utilization at levels greater than recently experienced. Management believes that the Company has sufficient capital and liquidity to fund and cultivate growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Forgent may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Forgent's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency legal reserves, lease impairment, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during the iEmployee acquisition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.   The Company recognizes software license revenue in accordance with Statement of Position ("SOP") 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  The Company recognizes software subscription revenue in accordance with EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” and EITF Issue No. 00-21.

Revenue consists of software license, software subscription and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Forgent sells multiple elements within a single sale.  For software license arrangements, the Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company.  For software subscription arrangements, the Company recognizes the total contract value ratably as a single unit of accounting over the contract term, beginning when the customer is able to utilize the software.

The Company determines the fair value of each element in the software licensing arrangement based on vendor-specific objective evidence ("VSOE") of fair value. VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately.   Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year).  Revenue allocated to installation and training is recognized upon completion of these services.  The Company’s training and installation services are not essential to the functionality of the Company’s products as such services can be provided by a third party or the customers themselves.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

Goodwill and other intangible assets with indefinite lives are not required to be amortized under Financial Accounting Standard Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the Company reviews its goodwill for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period.  Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are tested for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue recognition with multiple deliverables. EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. EITF 08-1 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated results of operations and financial position.

In May 2009, the Financial Accounting Standard Board (“FASB”) issued Statement No. 165, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 is based on the same principles as those that currently exist and defines the circumstances and period after the balance sheet date during which management of a reporting entity should evaluate events that occur for potential recognition or disclosure in the financial statements. The standard also requires a new disclosure of the date through which a reporting entity has evaluated its subsequent events. Forgent adopted Statement No. 165, effective for the year ended July 31, 2009, and has accounted and reported its subsequent events accordingly.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).       CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chairman of the Board and the Chief Executive Officer (“CEO”), as appropriate to allow timely decisions regarding required disclosure.

The Company’s CEO and Controller, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2009.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures, including internal controls over financial reporting, are effective.  No changes were made in the Company’s internal controls over financial reporting during the fourth fiscal quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission.

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2009.

ITEM 11.             EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2009.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item, with the exception of the table provided below, is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2009.

EQUITY COMPENSATION PLAN INFORMATION

                The following table provides information as of July 31, 2009 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	1,131,305 (3)	$0.76 (3)	21,317 (4)
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	N/A	-0-
Total	1,131,305	$0.76	21,317

(1)	Consists of the 1989 Stock Option Plan, the 1992 Director Stock Option Plan, the 1996 Stock Option Plan, and the Employee Stock Purchase Plan.

(2)	All of the Company’s equity compensation plans have been previously approved by the Company’s stockholders.

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

(4)	Includes shares available for future issuance under the Company's Employee Stock Purchase Plan.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2009.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2009.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Consolidated Balance Sheets as of July 31, 2009 and 2008
Consolidated Statements of Operations for the years ended July 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended July 31, 2009 and 2008

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

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forgent Networks, Inc.

We have audited the accompanying consolidated balance sheets of Forgent Networks, Inc. as of July 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forgent Networks, Inc. at July 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
November 6, 2009

FORGENT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	JULY 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,375	$12,062
Short-term investments	5,339	2,627
Accounts receivable, net of allowance for doubtful accounts of $20 and $41 at July 31, 2009 and 2008, respectively	1,207	1,488
Inventory	3	74
Prepaid expenses and other current assets	143	421
Total current assets	11,067	16,672

Property and equipment, net	672	907
Intangible assets, net	3,949	4,729
	$15,688	$22,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,294	$3,778
Accrued compensation and benefits	278	203
Lease impairment and advance	899	373
Other accrued liabilities	541	384
Deferred revenue	1,897	1,844
Total current liabilities	9,909	6,582

Long-term liabilities:
Deferred revenue	119	25
Lease impairment and advance	250	564
Other long-term obligations	206	217
Total long-term liabilities	575	806

Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 40,000 shares authorized; 32,906 and 32,892 shares issued, 31,116 and 31,102 shares outstanding at July 31, 2009 and 2008, respectively	329	329
Treasury stock at cost, 1,790 shares at July 31, 2009 and 2008, respectively	(4,815)	(4,815)
Additional paid-in capital	270,738	270,657
Accumulated deficit	(260,947)	(251,214)
Accumulated other comprehensive loss	(101)	(37)
Total stockholders' equity	5,204	14,920
	$15,688	$22,308

  The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE YEAR ENDED JULY 31,
	2009	2008

Revenues	$10,044	$10,182
Cost of Sales	(2,021)	(2,238)
Gross Margin	8,023	7,944

OPERATING EXPENSES:
Selling, general and administrative	12,558	11,237
Research and development	2,270	2,153
Litigation settlement	2,200	--
Impairment of assets	630	7,391
Amortization of intangible assets	597	490
Total operating expenses	18,255	21,271

LOSS FROM OPERATIONS	(10,232)	(13,327)

OTHER INCOME (EXPENSES):
Interest income	125	715
Gain on sale of assets	277	--
Foreign currency translation	38	14
Interest expense and other	(53)	(89)
Total other income	387	640

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,845)	(12,687)
Benefit (provision) for income taxes	112	(21)
NET LOSS	$(9,733)	$(12,708)

BASIC AND DILUTED LOSS PER SHARE:
Basic	$(0.31)	$(0.42)
Diluted	$(0.31)	$(0.42)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,110	30,026
Diluted	31,110	30,026

  The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands)

	COMMON STOCK
	NUMBER OF SHARES		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS'
	OUTSTANDING	AMOUNT	STOCK	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY

BALANCE AT JULY 31, 2007	25,598	$274	$(4,815)	$265,647	$(238,506)	$20	$22,620
Proceeds from stock issued under employee plans	38	4		19			23
Issuance of restricted stock to employees and consultants	371			86			86
Issuance of stock for acquisition	5,095	51		4,884			4,935
Stock compensation for employees and consultants				21			21
Net loss					(12,708)
Comprehensive loss	0	0	0	0	0	(57)	(12,765)
BALANCE AT JULY 31, 2008	31,102	329	(4,815)	270,657	(251,214)	(37)	14,920
Proceeds from stock issued under employee plans	14			3			3
Issuance of restricted stock to employees and consultants				67			67
Stock compensation for employees and consultants				11			11
Net loss					(9,733)
Comprehensive loss	0	0	0	0	0	(64)	(9,797)
BALANCE AT JULY 31, 2009	31,116	$329	$(4,815)	$270,738	$(260,947)	$(101)	$5,204

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE YEAR ENDED JULY 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,733)	$(12,708)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,239	1,147
Amortization of leasehold advance and lease impairment	(373)	(401)
Impairment of assets	630	7,391
Provision for doubtful accounts	54	21
Share-based compensation	78	107
Foreign currency translation gain	(36)	(22)
Gain on sale of assets	(32)	--
Changes in operating assets and liabilities:
Accounts receivable	139	192
Inventory	71	(74)
Prepaid expenses and other current assets	142	(141)
Accounts payable	2,545	(8,252)
Accrued expenses and other liabilities	346	(650)
Deferred revenue	312	77
Net cash used in operating activities	(4,618)	(13,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(6,080)	(7,056)
Sales and maturities of short-term investments	3,375	6,460
Purchases of property and equipment	(314)	(311)
Change in other assets	--	164
Acquisition of iSarla, Inc., net of cash acquired	--	(7,377)
Net cash used in investing activities	(3,019)	(8,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	2	23
Payments on capital leases	(40)	(15)
Net cash (used in) provided by financing activities	(38)	8

Effect of translation exchange rates on cash	(12)	(37)
Net decrease in cash and cash equivalents	(7,687)	(21,462)
Cash and cash equivalents at beginning of period	12,062	33,524
Cash and cash equivalents at end of period	$4,375	$12,062

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of stock for acquisition of iSarla, Inc.	$--	$4,987
Interest paid	77	62
Income taxes paid	--	107
Stock compensation for employees and consultants	11	21

The accompanying notes are an integral part of these consolidated financial statements.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 1 - THE COMPANY

Forgent Networks, Inc. ("Forgent" or the "Company"), a Delaware corporation d/b/a Asure Software and incorporated in 1985, is a provider of web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.

In September 2007, the Company announced its name change to “Asure Software” to reflect the Company’s focus on its software business for its future growth.  In October 2007, Forgent purchased iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions that help simplify the human resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information.  Under the trade name “iEmployee,” these web-based solutions include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others. Forgent’s software business also includes software products and services from its NetSimplicity product line, which provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager, automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.

Effective September 19, 2008, the Company transferred the listing of its common stock from the Nasdaq Global Market Exchange to the Nasdaq Capital Market Exchange.  The Company’s trading symbol continued to be “ASUR” and the trading of the Company’s stock was unaffected by this change.  As a result of this transfer, Forgent was provided an additional 180 calendar days, or until February 2, 2009, to regain compliance with the minimum $1.00 share bid price requirement pursuant to Nasdaq Marketplace Rule 4450(a)(5).

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Forgent’s current compliance deadline has been extended until November 17, 2009.  Forgent continues to strive for improved operations and will explore all opportunities to regain compliance.  If the Company cannot achieve compliance with the minimum share price requirement by November 17, 2009, Nasdaq will provide written notification that the Company's securities will be de-listed from the Capital Market Exchange.

On January 29, 2009, Forgent’s Board announced its plan to take the Company private.  Due to concerns including the loss of liquidity and reduced requirements for regular financial reporting and disclosure, a group of shareholders led by Red Oak Fund, LP (“Red Oak”) opposed the Go-Private effort.  As shareholder vote counts indicated a majority of shareholders also opposed the Go-Private effort, the Board canceled the special meeting and withdrew its proposal to go private.  Subsequently, Red Oak nominated a slate of board directors, who were elected to replace Forgent’s prior Board during the Company’s annual shareholders meeting on August 28, 2009.  In addition to a new board of directors, the Company is currently managed by a new Chief Executive Officer, who the new board of directors believes will be able to implement its strategy for growing the software business and achieving profitability and positive cash flows.  However, uncertainties and challenges remain and there can be no assurances that Forgent's current strategy will be successful.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.   The Company recognizes software license revenue in accordance with Statement of Position ("SOP") 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  The Company recognizes software subscription revenue in accordance with EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” and EITF Issue No. 00-21.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Revenue consists of software license, software subscription and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Forgent sells multiple elements within a single sale.  For software license arrangements, the Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company.  For software subscription arrangements, the Company recognizes the total contract value as a single unit of accounting ratably over the contract term, beginning when the customer is able to utilize the software.

The Company determines the fair value of each element in the software licensing arrangement based on vendor-specific objective evidence ("VSOE") of fair value. VSOE of fair value for the software, maintenance, and training and installation services are based on the prices charged for the software, maintenance and services when sold separately.   Revenue allocated to maintenance and technical support is recognized ratably over the maintenance term (typically one year).  Revenue allocated to installation and training is recognized upon completion of these services.  The Company’s training and installation services are not essential to the functionality of the Company’s products as such services can be provided by a third party or the customers themselves.

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

SHORT-TERM INVESTMENTS

Short-term investments are carried at market value. Short-term investments consist of funds invested in U.S. government agency securities and mature within one year of July 31, 2009 and 2008.  The carrying amounts of the Company's short-term investments at July 31, 2009 and 2008 are as follows:

	2009		2008
		MARKET		MARKET
	COST	VALUE	COST	VALUE

U.S. Government Agency Securities	$5,334	$5,339	$2,632	$2,627
	$5,334	$5,339	$2,632	$2,627

The Company accounts for investment securities under Financial Accounting Standard Board (“FASB”) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At July 31, 2009 and 2008, all investment securities were classified as available-for-sale. The Company specifically identifies its short-term investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statement of Operations. The Company did not have any material unrealized or realized gains or losses on its available-for-sale securities during the years ended July 31, 2009 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable.  The current carrying amounts of these financial instruments approximate their fair market values because of the short-term nature of these instruments.

CREDIT POLICY

The Company reviews potential customers' credit ratings to evaluate customers' ability to pay an obligation within the payment term, which is usually net thirty days.  When payment is reasonably assured and no known barriers exist to legally enforce the payment, the Company extends credit to customers, which usually does not exceed 10% of their net worth. An account is placed on "Credit Hold" if a placed order exceeds the credit limit and may be placed on "Credit Hold" sooner if circumstances warrant.  The Company follows its credit policy consistently and constantly monitors all of its delinquent accounts for indications of uncollectibility.

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

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers.  This allowance is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Forgent’s bad debts have not been material and have been within management expectations.  The allowances for doubtful accounts as of July 31,
2009 and 2008 are as follows:

	BALANCE AT BEGINNING OF YEAR	PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE	WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE	BALANCE AT END OF YEAR

Year ended July 31, 2009	$41	49	(70)	$20
Year ended July 31, 2008	21	21	(1)	41

INVENTORY

Inventory is recorded at cost and includes purchased LCD panels and barcode scanners that are sold as part of the Company’s workforce management solutions to complement its NetSimplicity software products.  Due to the minimal level of inventory maintained and the quick turnover in inventory, reserves for excess and obsolescence is not considered necessary.

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

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

Goodwill and other intangible assets with indefinite lives are not required to be amortized under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the Company reviews its goodwill for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period.  Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are tested for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred.  Advertising expenses were $42 and $35 for the years ended July 31, 2009 and 2008, respectively, and are recorded as part of sales and marketing expenses on the Consolidated Statements of Operations.

LEASE OBLIGATIONS

Forgent recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of July 31, 2009 and 2008, the Company had deferred rent liabilities of $25 and $70, respectively, all of which are classified as long-term liabilities. The Company also recognizes capital lease obligations and records the underlying assets and liabilities on its Consolidated Balance Sheets. As of July 31, 2009 and 2008, Forgent had $100 and $52 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the assets and liabilities of these foreign subsidiaries are translated at current exchange rates at each balance sheet date. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Income and expenses from the foreign subsidiaries are translated using monthly average exchange rates. Net gains and losses resulting from foreign exchange transactions are included in other income and expenses and were not significant in fiscal years 2009 and 2008.

INCOME TAXES

The Company accounts for income taxes using the liability method under FASB Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized.

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

SHARE BASED COMPENSATION

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“No. 123R”). This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under this standard, companies may not account for stock-based compensation transactions using the intrinsic-value method in accordance with APB Opinion No. 25, “ Accounting for Stock Issued to Employees.”  Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The Company adopted Statement No. 123R, effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  The fair value of each award granted from Forgent's stock option plans are estimated at the date of grant using the Black-Scholes option pricing model.   No options were granted during the year ended July 31, 2009 and 2008.

As of July 31, 2009, $6 of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following 0.5 year.

The Company issued 14 shares and 38 shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the years ended July 31, 2009 and 2008, respectively. The Company issued 0 shares and 372 shares of restricted common stock from its Restricted Stock Plan for the years ended July 31, 2009 and 2008, respectively.

COMPREHENSIVE LOSS

In accordance with the disclosure requirements of FASB Statement No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. The following table presents the Company’s comprehensive loss and its components for the years ended July 31, 2009 and 2008:

	For the Year
	Ended July 31,
	2009	2008

Net Loss	$(9,733)	$(12,708)
Foreign currency	(71)	(55)
Unrealized gain (loss) on short-term investments	7	(2)
Comprehensive Loss	$(9,797)	$(12,765)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue recognition with multiple deliverables. EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. EITF 08-1 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated results of operations and financial position.

In May 2009, the Financial Accounting Standard Board (“FASB”) issued Statement No. 165, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 is based on the same principles as those that currently exist and defines the circumstances and period after the balance sheet date during which management of a reporting entity should evaluate events that occur for potential recognition or disclosure in the financial statements. The standard also requires a new disclosure of the date through which a reporting entity has evaluated its subsequent events. Forgent adopted Statement No. 165, effective for the year ended July 31, 2009, and has accounted and reported its subsequent events accordingly.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Statement No. 157 establishes a three-tier fair value hierarchy, which is based on the reliability of the inputs used in measuring fair values. These tiers include:

Level 1:	Quoted prices in active markets foridentical assets or liabilities;

Level 2:
Quoted prices in active markets forsimilar assets or liabilities; quoted prices in markets that are not active for identical or similar assets or liabilities; and model-driven valuations whose significant inputs are observable; and

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of July 31, 2009:

		Fair Value Measure at July 31, 2009
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	July 31,	Market	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$4,375	$4,375	$-	$-
Short-term investments available for sale	5,339	5,339	-	-
Total	$9,714	$9,714	$-	$-

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

NOTE 4 - ACQUISITION

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

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The following summary presents unaudited pro forma consolidated financial information for the year ended July 31, 2008, as if the iEmployee acquisition had occurred as of August 1, 2007.  The pro forma information does not purport to be indicative of the actual results which would have occurred had the acquisition been completed as of August 1, 2007, nor is it necessarily indicative of the results of operations which may occur in the future.

	For the Year
	Ended July 31, 2008

	As Reported	Pro Forma

Revenues	$10,182	$11,195
Net (loss) income	(12,708)	(12,563)

Net (loss) income per common share:
Basic	$(0.42)	$(0.41)
Diluted	(0.42)	(0.41)

Weighted average shares outstanding:
Basic	30,026	30,947
Diluted	30,026	30,947

NOTE 5 - INTANGIBLE ASSETS

Forgent accounted for its historical acquisitions in accordance with FASB Statement No. 141, “Business Combinations.”  The Company recorded the amount exceedingthe fair value of net assets acquired at the date of acquisition as goodwill. The Company recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Forgent’s goodwill and intangible assets relate to its acquisition of iSarla Inc. and the iEmployee operations.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Forgent reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  Based on Forgent’s impairment test, no impairment was identified for the Company’s intangible assets for the years ended July 31, 2009 or 2008.  The Company’s goodwill was fully impaired as of July 31, 2008 (see Note 6).

As of July 31, 2009 and 2008, the gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

		July 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(333)	$582
Customer Relationships	8	2,470	(562)	1,908
Ceridian Contract	8	1,545	(351)	1,194
Trade Names	5	288	(105)	183
Covenant not-to-compete	4	150	(68)	82
		$5,368	$(1,419)	$3,949

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

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the fiscal year ended July 31, 2009 and 2008 were $780 and $639, respectively.  The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years and thereafter as of July 31, 2009:

Fiscal Years
2010	$780
2011	780
2012	749
2013	545
2014	502
Thereafter	593
$3,949

NOTE 6 - GOODWILL IMPAIRMENT

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” Forgent reviewed its goodwill for possible impairment on an annual basis, or whenever specific events warrant.  Due to its depressed stock price and the market conditions during the fourth fiscal quarter of 2008, Forgent determined that the decline in its market capitalization may not be temporary.  Due to the decline in its market capitalization, the Company was required to perform an impairment analysis on its goodwill.  To evaluate its goodwill for impairment, Forgent used a two-step process.  Under the first step, Forgent determined that the estimated fair value of the Company, as represented by its market capitalization, was less than its net book value, thus requiring the completion of the second step of the impairment analysis. As part of the second step, Forgent allocated the estimated fair value of the Company, as represented by its market capitalization, to its assets and liabilities, excluding goodwill, based upon the individual estimated fair values.  As a result of its allocation process, the Company determined that goodwill had an implied fair value of $0. An impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of the goodwill. As a result of the impairment analysis, Forgent recorded a non-cash $7,391 goodwill impairment related to its acquisition of iEmployee to its Consolidated Statement of Operations for the year ended July 31, 2008.  This impairment had no impact to the Company’s tangible net book value or liquidity.

NOTE 7 - SALE OF ASSETS

In February 2009, Forgent sold certain assets associated with its Visual Asset Manager (“VAM”) software product to E-Innovative Services Group, LLC (“EISG”), the Company’s key partner in providing a complete asset management solution to its customers.  EISG agreed to pay Forgent quarterly royalty payments equal to 20% of all net revenue generated by EISG’s sales of the VAM products, or any products derived from any of the acquired assets, up to a total sum of $1,000.  EISG also agreed to assume all contractual obligations related to the Company’s VAM maintenance and support agreements.  By divesting its VAM software product and services, Forgent can focus its investment on NetSimplicity’s scheduling software, Meeting Room Manager, which the Company believes has the greater potential for the Company’s future growth and profitability.  Forgent’s iEmployee operations were not affected by this sale.  As a result of the VAM sale, the Company recorded a gain of $26 during the year ended July 31, 2009, which is included in other income on the Consolidated Statement of Operations.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives are composed of the following:

	JULY 31,
	2009	2008

Software: 3 - 5 years	$3,083	$3,243
Furniture and equipment: 2-5 years	2,863	2,832
Internal support equipment: 2- 4 years	696	696
Capital leases: lease term or life of the asset	148	62
Leasehold improvements: lease term or life of the improvement	2,514	2,384
	9,304	9,217
Less accumulated depreciation	(8,632)	(8,310)
	$672	$907

The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. Depreciation and amortization expenses relating to property and equipment were approximately $459 and $508 for the years ended July 31, 2009 and 2008, respectively.

NOTE 9 – LEASE IMPAIRMENT

During the fourth fiscal quarter of 2009, Wild Basin One &Two, Ltd. (“Wild Basin”), Forgent’s landlord, communicated to Forgent that it needed to accumulate additional reserves, in excess of the reserves currently remitted as required by Wild Basin’s loan agreement. Due to these additional reserves, Wild Basin stated that it is unable to remit any net profit interest payments to the Company as stipulated under the terms of Forgent’s lease agreement. Additionally, the current rental market in Austin, Texas continues to show depressed leasing rates. Based on these factors, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although Forgent continues to actively sublease the vacated space, the rates on the new subleases are less than originally anticipated due to the current market rates. Management calculated the economic value of the lost sublease rental income and recorded an additional impairment charge of $630 to the Company’s Consolidated Statement of Operations for the year ended July 31, 2009. As of July 31, 2009, Forgent had a $812 liability related to the impairment charges for the economic value of the lost sublease rental income, all of which is reported as part of current liabilities on the Company’s Consolidated Balance Sheet.

NOTE 10 - STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

During fiscal years 2009 and 2008, the Company did not repurchase any shares of its Common Stock.

STOCK AND STOCK OPTION PLANS

Forgent has three stock option plans, the 1989 Stock Option Plan (the "1989 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1992 Director Stock Option Plan (the "1992 Plan"). The 1989 Plan and the 1996 Plan both provide for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted at the fair market value at the time of grant, and the options generally vest ratably over 48 months and are exercisable for a period of ten years beginning with date of grant. The 1989 Plan expired in June 1999 and the 1996 Plan expired in April 2006, whereby the Company can no longer grant options under these plans.  However, options previously granted remain outstanding. The 1992 Plan provides for the issuance of stock options to non-employee directors at the fair market value at the time of grant. Such options vest ratably over 36 months and are exercisable for a period of ten years beginning with the date of the grant. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $78 and $107 for fiscal years ending July 31, 2009 and 2008.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

As of July 31, 2009, Forgent had reserved shares of common stock for future issuance under the 1989, 1992 and 1996 Plans as follows:

Options outstanding	1,131
Options available for future grant	16
Shares reserved	1,147

The following table summarizes activity under all Plans for the years ended July 31, 2009 and 2008.

		2009		2008

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at the beginning of the year	1,156	$0.76	1,169	$0.81
Granted	0	N/A	0	N/A
Exercised	0	N/A	0	N/A
Canceled	(25)	0.38	(13)	5.71

Outstanding at the end of the year	1,131	$0.76	1,156	$0.76

Options exercisable at the end of the year	1,131	$0.76	1,156	$0.76

Weighted average fair value of options granted during the year		$ N/A		$ N/A

The following table summarizes the outstanding and exercisable options and their exercise prices as of July 31, 2009.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT JULY 31, 2009	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT JULY 31, 2009	WEIGHTED- AVERAGE EXERCISE PRICE

$0.38 -- $0.38	920	3.13	$0.38	920	$0.38
1.11 -- 2.66	126	3.75	1.63	126	1.63
2.67 -- 2.67	10	4.51	2.67	10	2.67
3.61 -- 3.61	50	0.38	3.61	50	3.61
3.82 -- 3.82	25	2.51	3.82	25	3.82

$0.38 -- $3.82	1,131	3.07	$0.76	1,131	$0.76

Generally, options are exercisable immediately upon grant. However, stock issued upon exercise of a stock option is subject to repurchase by the Company at the exercise price until the option vesting period has elapsed.  At July 31, 2009, options to purchase 1,115 shares were vested. At July 31, 2009, no unvested options had been exercised. The total number of vested or expected to vest shares at July 31, 2009 was 1,131 with a weighted average exercise price of $0.76, weighted average remaining contractual life of 3.07 years and aggregate intrinsic value of $0.  The total intrinsic value of options exercised during the years ended July 31, 2009 and 2008 were $0 and $0, respectively.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

EMPLOYEE STOCK PURCHASE PLAN

On April 29, 1993, Forgent adopted an Employee Stock Purchase Plan ("Employee Plan"), which enables all employees to acquire Forgent stock under the plan. The Employee Plan authorizes the issuance of up to 1,350 shares of Forgent's Common Stock. The Employee Plan allows participants to purchase shares of the Company's Common Stock at a price equal to the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option or (b) 85% of the fair market value of the Common Stock at the time of exercise. Common Stock issued under the Employee Plan totaled 1 share and 38 shares, respectively, for the years ended July 31, 2009 and 2008.

RESTRICTED STOCK PLAN

On December 17, 1998, the Company adopted a restricted stock plan (the "1998 Plan"). The 1998 Plan authorizes the issuance of up to one million shares of Forgent's Common Stock to be used to reward, incent and retain employees. During fiscal year 2009 and 2008, the Company issued 0 and 373 shares under the 1998 Plan and recognized $67 and $86 in related expense, respectively.  The weighted-average grant date fair market value of the shares issued in fiscal year 2008 was $0.58.

A summary of the status of nonvested shares as of July 31, 2009 and 2008, and changes during the years ended July 31, 2009 and 2008, are presented below:

	2009		2008

		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE
NONVESTED SHARES	SHARES	FAIR VALUE	SHARES	FAIR VALUE

Nonvested at August 1	205	$0.58	-	$-
Granted	-	$-	373	$0.58
Vested	(81)	$0.59	(166)	$0.57
Forfeited	-	$-	(2)	$0.54
Nonvested at July 31	124	$0.59	205	$0.58

The total fair value of shares vested during the years ended July 31, 2009 and 2008 were $48 and $95, respectively.

NOTE 11 - DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, has provided matching contributions to the plan of $67 and $73 for the years ended July 31, 2009 and 2008, respectively. These contributions were recorded as expenses in the Consolidated Statements of Operations.

NOTE 12 - REVENUE CONCENTRATION

The revenue concentration resulting from Forgent’s operations for the years ended July 31, 2009 and 2008 are as follows:

	2009	2008

Percentage of Total Revenue	21.0%	18.5%
Number of Customers	1	1

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

During fiscal years 2009 and 2008, one customer accounted for 21.0% and 18.5% of the Company’s total revenues, respectively.  As of July 31, 2009 and July 31, 2008, Forgent had $170 and $0, respectively, in outstanding receivables from this customer.

NOTE 13 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended July 31, 2009 and 2008.  Approximately 1,131 options and 1,156 options in fiscal years 2009 and 2008, respectively, were not included in the computation of the dilutive stock options because the effect of such options would be antidilutive.

	2009	2008

Weighted average shares outstanding – basic	31,110	30,026
Effect of dilutive stock options	--	--
Weighted average shares outstanding – diluted	31,110	30,026

Basic (loss) earnings per share	$(0.31)	$(0.42)
Diluted (loss) earnings per share	$(0.31)	$(0.42)

NOTE 14 - FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations are as follows for the years ended July 31, 2009 and 2008:

	2009	2008
Current:
Federal	$(221)	$(4)
State	29	(7)
Foreign	80	32
Total current	(112)	21

Deferred:
Federal	--	--
State	--	--
Foreign	--	--
Total deferred	--	--

	$(112)	$21

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at July 31, 2009 and 2008 are as follows:

	2009	2008
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$123	$134
Accrued expenses	83	43
Other	7	14
	213	191
Valuation allowance	(207)	(186)
Net current deferred tax assets	6	5

Noncurrent deferred tax assets
Net operating losses	55,998	54,459

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

	2009	2008
Research and development credit carryforwards	3,902	4,124
Minimum tax credit carryforwards	211	384
Fixed assets	1,155	1,146
Legal reserve	--	725
Note receivable reserve	162	--
Impaired assets	278	160
Stock compensation	64	64
Other	--	19
	61,770	61,081
Valuation allowance	(60,088)	(59,469)
Net noncurrent deferred tax assets	1,682	1,612

Noncurrent deferred tax liabilities
Acquired intangibles	(1,681)	(1,617)
Other	(7)	--
Total noncurrent deferred tax liabilities	(1,688)	(1,617)

Net current deferred tax asset	6	5
Net noncurrent deferred tax asset	$(6)	$(5)

At July 31, 2009, the Company had federal net operating loss carryforwards of approximately $163,762, research and development credit carryforwards of approximately $4,716 and alternative minimum tax credit carryforwards of approximately $211. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2009 through 2029, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of various acquisitions by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax years ended July 31, 2009 and 2008. During the year ended July 31, 2009, the valuation allowance increased by approximately $640 due primarily to operations.  Approximately $7,425 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision (benefit) for income taxes attributable to operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended July 31, 2009 and 2008 primarily as a result of the following:

	2009	2008

Computed at statutory rate	$(3,338)	$(4,307)
State taxes, net of federal benefit	10	(19)
Impairment of goodwill	--	2,513
Permanent items	167	113
R&D and AMT credits generated	(26)	--
Foreign income taxes at different rates	12	(79)
Change in state rate	--	4
Tax carryforwards not benefited	3,063	1,796
	$(112)	$21

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Effective August 1, 2007, the Company adopted FIN 48.  The Company did not record any additional tax liability as a result of the adoption of FIN 48 and no adjustment was required to the August 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of July 31, 2008 was approximately $1,038. The reconciliation of Forgent’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at July 31, 2008	$1,038
Additions based on tax positions related to the current year	13
Additions for tax positions of prior years	8
Reductions for tax positions of prior years	(57)
Balance at July 31, 2009	$1,002

As of July 31, 2009 the Company had $1,002 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended July 31, 2009, the Company recognized approximately $2 of interest and penalties in its income tax expense.

Forgent files consolidated and separate tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years ending before July 31, 2006 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before July 31, 2005.  Forgent is not currently under audit for federal, state or any foreign jurisdictions.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS & OTHER OBLIGATIONS

Forgent leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  As of July 31, 2009, Forgent did not have any debt outstanding. Forgent may periodically make other commitments and thus become subject to other contractual obligations.

Forgent’s future minimum lease payments under all operating and capital leases as of July 31, 2009 are as follows:

FISCAL YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS

2010	$3,760	$48
2011	3,749	31
2012	3,630	21
2013	2,167	--
2014	--	--
Thereafter	--	--

TOTAL	$13,306	$100

Less amount representing interest		(6)
Net present value of future minimum payments		94

Less current portion of obligations		(45)
Long-term portion of obligations		$49

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

As a result of the iEmployee acquisition in October 2007, the Company’s lease obligations increased in fiscal year 2008.  Total rent expense under all operating leases for the years ended July 31, 2009 and 2008 was $3,768 and $3,766, respectively. Approximately 96.6% of Forgent’s total operating lease obligations relates to its corporate office facility at Wild Basin in Austin, Texas.  Forgent subleases its unoccupied office space at Wild Basin to various sub-tenants.  During the years ended July 31, 2009 and 2008, the Company received $2,014 and $2,044, respectively, in rental income from these sub-leasing arrangements. The rental income is offset against rental expense in the Consolidated Statements of Operations. As of July 31, 2009, sub-tenant deposits totaled $156 and future minimum lease payments receivable under non-cancelable sublease arrangements are as follows:

OPERATING
LEASE
PAYMENTS
FISCAL YEAR ENDING:	RECEIVABLE

2010	$1,714
2011	1,410
2012	1,020
2013	449
2014	-
Thereafter	-
$4,593

As of July 31, 2009, the Company had a $312 liability remaining on its books related to a Tenant Improvement Allowance that was paid to the Company by the landlord for its Wild Basin property in Austin, Texas.  The liability is amortized monthly as a reduction in rental expense over the life of the lease on a straight-line basis.  Approximately $225 of this liability is reported as part of long-term liabilities on the Company’s Consolidated Balance Sheet.

As of July 31, 2009, Forgent had a $812 liability related to impairment charges for the economic value of the lost sublease rental income at its Wild Basin property in Austin, Texas, all of which is reported as part of current liabilities on the Company’s Consolidated Balance Sheet.  The liability is amortized monthly as a reduction in rental expense based on the difference between the actual subtenant rental income and the expected subtenant rental income.  Additionally, Forgent recorded $25 as of July 31, 2009 as the lease escalation liability for its Austin, Texas property.

CONTINGENCIES

Forgent was the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation with Jenkens & Gilchrist, P.C.

On July 16, 2007, Jenkens & Gilchrist, P.C. (“Jenkens”), Forgent’s former legal counsel, filed a complaint against Forgent and Compressions Labs, Inc., in the District Court of Dallas County, Texas.  In its complaint, Jenkens alleged a breach of contract and sought a declaratory judgment.  Forgent disputed Jenkens’ claims and also sought relief through the court system.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

After Forgent terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believed Jenkens was entitled to $1,400 for all fees and expenses related to certain settlements received from licensing the Company's intellectual property.  Jenkens interpreted the Resolution Agreement on broader terms and initially believed it was entitled to $2,800.  As of July 31, 2007, Forgent accrued $2,100 for Jenkens’ contingency fees related to these settlements. The Company recorded the contingency fees as part of cost of sales on its Consolidated Statement of Operations for the year ended July 31, 2007 in order to properly match the expenses to the related licensing revenues.  The $2,100 accrual remained as part of Forgent’s current liabilities through fiscal year 2009.

On July 20, 2009, the trial with Jenkens commenced.  As the result of the jury verdict in July 2009 to award Jenkens approximately $4,600 in damages, attorney’s fees and interest, Forgent entered into a settlement agreement with Jenkens, effective August 20, 2009.  Under the settlement agreement, Forgent agreed to pay Jenkens $4,300 and the parties agreed to release all claims against each other.  Based on the settlement amount, the Company accrued an additional $2,200 as of July 31, 2009. Since the Company was no longer licensing its intellectual property and had no related licensing revenues in fiscal year 2009, this additional $2,200 expense was recorded as part of operating expenses on the Consolidated Statement of Operations for the year ended July 31, 2009.  Forgent paid Jenkens $4,300 on August 25, 2009 and the Company considers this litigation to be concluded.

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

While Forgent was significantly delayed in obtaining Wild Basin’s consent to its lease assignment, the identified third party encountered difficulties obtaining the required financing due to the tightened capital markets.    Additionally, Forgent continues to work with Wild Basin regarding its breach of contract claim that Wild Basin withheld amounts that should have been distributed to Forgent. Forgent will renew its litigation against Wild Basin regarding this matter, only if necessary.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 6, 2009, the date these financial statements on this Form 10-K were filed with the Securities and Exchange Commission.  Through that date, the events requiring adjustment to or disclosure in these financial statements are presented below.

On August 25, 2009, Forgent paid Jenkens $4,300 in accordance with the settlement agreement signed with Jenkens on August 20, 2009.  Since the Company had previously recorded a $2,100 liability for Jenkens’ contingency fee and this event concluded the Company’s litigation with Jenkens, which existed as of July 31, 2009, the additional $2,200 expense was recognized during the year ended July 31, 2009.

FORGENT NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

On October 11, 2009, the Company’s newly elected board of directors approved the reimbursement of certain direct legal and proxy-related expenses incurred by certain individuals and entities including: Red Oak Partners, LLC, Robert Graham, Patrick Goepel,  Tony Tristani, Fenil Shah and James Gladney.  Red Oak Partners, LLC is affiliated with David Sandberg, the Company’s Chairman of the board of directors.  Mr. Graham is a director of the Company and Mr. Goepel is a director as well as the Chief Executive Officer of the Company.  The total reimbursement amount was $479, which was paid on October 28, 2009, was recognized in the Company’s Consolidated Statement of Operations for the quarter ended October 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGENT NETWORKS, INC.

November 6, 2009	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	November 6, 2009
Patrick Goepel	(Principal Executive Officer)
Director

/s/ PAUL D. TESLUK	Controller	November 6, 2009
Paul D. Tesluk	(Principal Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	November 6, 2009
David Sandberg

/s/ ROBERT GRAHAM	Director	November 6, 2009
Robert Graham

/s/ ADRIAN PERTIERRA	Director	November 6, 2009
Adrian Pertierra

/s/ JEFFREY VOGEL	Director	November 6, 2009
Jeffrey Vogel

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DOCUMENT DESCRIPTION

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

4.2
Amended Rights Agreement, dated as of December 19, 2005 between Forgent Networks, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 28, 2009).

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

10.38	Forgent Networks, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2006)

10.42	Employment Agreement with Fenil Shah dated October 5, 2007 (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007).

10.43	Employment Agreement with Snehal Shah dated October 5, 2007 (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007).

10.44	Retention Agreement with Nancy L. Harris dated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 28, 2009).

10.45	Retention Agreement with Richard N. Snyder dated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 28, 2009).

10.46	Settlement Agreement and Mutual Release dated August 20, 2009, by and between Forgent Networks, Inc., Compression Labs, Inc. and Jenkens & Gilchrist.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1**	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract
**	Filed herewith.