Form 10-Q
period 2009-10-31
FORGENT NETWORKS  INC
filed 2009-12-15
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

☐ TRANSITION REPORTPURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At December 11, 2009, the registrant had outstanding 31,615,890 shares of its Common Stock, $0.01 par value.

Table of Contents

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	OCTOBER 31, 2009	JULY 31, 2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents	$1,651	$4,375
Short-term investments	1,303	5,339
Accounts receivable, net of allowance for doubtful accounts of $17 and $20 at October 31, 2009 and July 31, 2009, respectively	1,576	1,207
Inventory	31	3
Prepaid expenses and other current assets	274	143
Total Current Assets	4,835	11,067

Property and equipment, net	625	672
Intangible assets, net	3,753	3,949
Total Assets	$9,213	$15,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,601	$6,294
Accrued compensation and benefits	188	278
Lease impairment and advance	709	899
Other accrued liabilities	439	541
Deferred revenue	1,826	1,897
Total Current Liabilities	4,763	9,909

Long-Term Liabilities:
Deferred revenue	120	119
Lease impairment and advance	210	250
Other long-term obligations	219	206
Total Long-Term Liabilities	549	575

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 33,406 and 32,906 shares issued; 31,616 and 31,116 shares outstanding at October 31, 2009 and July 31, 2009, respectively	334	329
Treasury stock at cost, 1,790 shares at October 31, 2009 and July 31, 2009	(4,815)	(4,815)
Additional paid-in capital	270,915	270,738
Accumulated deficit	(262,453)	(260,947)
Accumulated other comprehensive income	(80)	(101)
Total Stockholders’ Equity	3,901	5,204
Total Liabilities and Stockholders’ Equity	$9,213	$15,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2009	2008
	(UNAUDITED)

Revenues	$2,321	$2,792
Cost of Sales	(479)	(564)
Gross Margin	1,842	2,228

OPERATING EXPENSE:
Selling, general and administrative	2,741	3,197
Research and development	411	561
Amortization of intangible assets	149	149
Total Operating Expense	3,301	3,907

LOSS FROM OPERATIONS	(1,459)	(1,679)

OTHER INCOME AND (EXPENSE):
Interest income	7	55
Foreign currency translation	(31)	120
Interest expense and other	(11)	(10)
Total Other Income and (Expense)	(35)	165

LOSS FROM OPERATIONS, BEFORE INCOME TAXES	(1,494)	(1,514)
Provision for income taxes	(12)	(25)
NET LOSS	$(1,506)	$(1,539)

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.05)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,317	31,104
Diluted	31,317	31,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(1,506)	$(1,539)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	278	327
Amortization of leasehold advance and lease impairment	(212)	(96)
Provision for doubtful accounts	(16)	8
Share-based compensation	7	36
Foreign currency translation (gain) loss	31	(120)
Gain on sale of assets	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(429)	335
Inventory	(28)	16
Prepaid expenses and other current assets	(130)	(25)
Accounts payable	(4,703)	243
Accrued expenses and other long-term obligations	(165)	(62)
Deferred revenue	—	74
Net cash used in operating activities	(6,873)	(808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of short-term investments	4,034	(658)
Net purchases of property and equipment	(33)	(25)
Net cash provided by (used in) investing activities	4,001	(683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	175	2
Payments on capital leases	(16)	(7)
Net cash provided by (used in) financing activities	159	(5)

Effect of translation exchange rates	(11)	(12)

Net decrease in cash and equivalents	(2,724)	(1,508)
Cash and equivalents at beginning of period	4,375	12,062
Cash and equivalents at end of period	$1,651	$10,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Forgent Networks, Inc. (“Forgent” or the “Company”) as of October 31, 2009 and July 31, 2009, and the results of operations and cash flows for the three months ended October 31, 2009 and 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2009.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

As of October 31, 2009, Forgent’s principal sources of liquidity consisted of $3.0 million of cash, cash equivalents and short-term investments.  Management is focused on growing its existing software operations and thus plans to utilize its cash balances to expand its operations by making additional prudent investments as necessary and may repurchase outstanding shares.

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

  2.                                      INTANGIBLE ASSETS

Forgent accounted for its historical acquisitions in accordance with FASB ASC 805, Business Combinations (FASB ASC 805).  The Company recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. The Company recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Forgent’s goodwill and intangible assets relate to its acquisition of iSarla Inc. and the iEmployee operations.

In accordance with FASB ASC 350, Intangibles-Goodwill and Other  (FASB ASC 350), Forgent reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  Based on Forgent’s impairment test, no impairment was identified for the Company’s intangible assets for the years ended July 31, 2009 or 2008.

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of October 31, 2009 and July 31, 2009 are as follows:

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

		October 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(379)	$536
Customer Relationships	8	2,470	(639)	1,831
Ceridian Contract	8	1,545	(400)	1,145
Trade Names	5	288	(119)	169
Covenant not-to-compete	4	150	(78)	72
		$5,368	$(1,615)	$3,753

		July 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(333)	$582
Customer Relationships	8	2,470	(562)	1,908
Ceridian Contract	8	1,545	(351)	1,194
Trade Names	5	288	(105)	183
Covenant not-to-compete	4	150	(68)	82
		$5,368	$(1,419)	$3,949

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended October 31, 2009 and 2008 was $149 and $149, respectively.  The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years and thereafter as of October 31, 2009:

Fiscal Years
Remaining 2010	$585
2011	780
2012	749
2013	545
2014	502
Thereafter	592
$3,753

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective August 1, 2008, Forgent adopted ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820).  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of FASB ASC 820 did not have a material impact to the Company’s consolidated financial statements.

FASB ASC 820 establishes a three-tier fair value hierarchy, which are based on the reliability of the inputs used in measuring fair values. These tiers include:

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of October 31, 2009:

		Fair Value Measure at October 31, 2009
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	October 31,	Market	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$1,651	$1,651	$—	$—
Short-term investments available for sale	1,303	1,303	—	—
Total	$2,954	$2,954	$—	$—

Short-term investments consists of U.S. Government Agency securities with various maturity dates less than 180 days from October 31, 2009.

FASB ASC 825, Financial Instruments (FASB ASC 825) provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB ASC 820.   Forgent adopted FASB ASC 825, effective August 1, 2008, and elected not to measure any additional financial instruments at fair value.  Therefore, the adoption of FASB ASC 825 did not have a material impact to the Company’s consolidated financial statements.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income (FASB ASC 220), the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities.  The following table presents the Company’s comprehensive loss and its components for the three months ended October 31, 2009 and 2008:

	For the Three Months
	Ended October 31,
	2009	2008

Net Loss	$(1,506)	$(1,539)
Foreign currency (loss) gain	23	(162)
Unrealized gain	(2)	4
Comprehensive Loss	$(1,485)	$(1,697)

FORGENT NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) to address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The updated FASB ASC 605 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated results of operations and financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350, Intangibles-Goodwill and Other (FASB ASC 350).  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  Forgent does not expect that the adoption of FSP 142-3 during fiscal year 2010 will have a material impact on the useful lives of its intangible assets, or on its financial position or results of operations.

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended October 31, 2009 and 2008 was $8 and $36, respectively.  The Company issued 0 and 7 shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the three months ended October 31, 2009 and 2008, respectively.

 On September 21, 2009, the Board adopted the Company’s 2009 Equity Plan (the “2009 Equity Plan”) and has submitted the plan for approval by the Company’s stockholders at the December 17, 2009 Annual Meeting of Stockholders.  The purpose of the 2009 Equity Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company.  A total of 2,000,000 shares of the Company’s Common Stock would be available for issuance under the 2009 Equity Plan and provides for the granting of (i) incentive stock options, (ii) non statutory stock options and (iii) stock purchase rights.  A total of 912,500 options have been granted pursuant to the plan and subject to stockholder approval.

NOTE 7 - CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through December 15, 2009, the date these financial statements on this Form 10-Q were filed with the Securities and Exchange Commission.  Through that date, there were no events requiring adjustment to or disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Forgent’s financial position as of October 31, 2009 and July 31, 2009 and for the three months ended October 31, 2009 and 2008 should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Forgent’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Forgent’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

In September 2007, the Company announced its name change to “Asure Software” to reflect the Company’s focus on its software business for its future growth.  As a software and services provider, in October 2007, Forgent purchased iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions.  As a result of the iEmployee acquisition, the Company currently offers two main product lines in its software and services business: NetSimplicity and iEmployee. Forgent’s NetSimplicity product line provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager (“MRM”), automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.  Forgent’s iEmployee product line helps simplify the HR process and improves employee productivity by managing and communicating human resources, employee benefits and payroll information.  iEmployee's web-based solutions include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others. Additional business information is contained elsewhere in this Report, including under Item 7 of Part II (Management’s Discussion and Analysis of Financial Condition and Results of Operations ).

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

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Forgent’s compliance deadline was extended until November 17, 2009.  On November 18, 2009, the Company was notified by Nasdaq that due to its failure to satisfying the minimum $1.00 bid price per share requirement, its stock would be delisted from Nasdaq’s Capital Markets on November 30, 2009 unless an appeal was requested.  On November 18, 2009 Forgent requested and was granted a hearing request to appeal the Nasdaq staff’s decision.  On December 10, 2009, Nasdaq held a telephonic panel hearing regarding the Company’s notice of delisting due to its deficiency in its minimum bid price requirement.  Nasdaq informed the Company that its decision will be issued in several weeks.  Forgent believes that by then it will know whether shareholders have approved a 10-for-1 reverse stock split.  Based on current and preliminary results which could change, the Company believes that there is a reasonable likelihood that the reverse split may be approved and that, if so, Nasdaq may either grant the Company sufficient time to satisfy the minimum bid price requirement or the bid price requirement may be satisfied in advance of receipt of Nasdaq’s letter.

On December 17, 2009, the Company’s shareholders will be asked to vote on a proposal to effect a 10-for-1 reverse stock split.  If approved, Forgent believes that the stock split will allow the Company to satisfy the minimum bid price per share requirement.  Asure intends to present this information to Nasdaq’s Hearings Panel in December in an effort to pursue continued listing on Nasdaq’s Capital Markets.

On January 29, 2009, Forgent’s Board announced its plan to take the Company private.  Due to concerns including the loss of liquidity and reduced requirements for regular financial reporting and disclosure, a group of shareholders led by Red Oak Fund, LP (“Red Oak”) opposed the Go-Private effort.  As shareholder vote counts indicated a majority of shareholders also opposed the Go-Private effort, the Board canceled the special meeting and withdrew its proposal to go private.  Subsequently, Red Oak nominated a slate of board directors, who were elected to replace Forgent’s prior Board during the Company’s annual shareholders meeting on August 28, 2009.  In addition to a new board of directors, the Company is currently managed by a new Chief Executive Officer, Pat Goepel, who the new board of directors believes will be able to implement its strategy for growing the software business and achieving profitability and positive cash flows.  However, uncertainties and challenges remain and there can be no assurances that Forgent's current strategy will be successful.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Forgent’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2009	2008

Software and services revenues	100.0%	100.0%
Gross margin	79.4	79.8
Selling, general and administrative	118.0	114.5
Research and development	17.7	20.1
Amortization of intangible assets	6.4	5.3
Total operating expenses	142.2	139.9
Other income, net	(1.6)	5.9
Net loss	(64.9)%	(55.1)%

THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

Revenues

Revenues for the three months ended October 31, 2009 were $2.3 million, a decrease of $0.5 million, or 16.9%, from the $2.8 million reported for the three months ended October 31, 2008.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, human resource and time and attendance software, complementary hardware devices to enhances its software products, software maintenance and support services, installation and training services and other professional services.

During the three months ended October 31, 2009, a decrease in software license revenue and related service revenue accounted for approximately 92% of the $0.5 million decrease in revenue.   The decrease in software license revenue was primarily due to the protracted economic recession resulting in customers and prospects reducing or freezing their capital budgets and deferring their projects and the Company’s sale of its Visual Asset Manager (“VAM”) software product to E-Innovative Services Group (“EISG”), LLC in the fiscal quarter ending April 30, 2009 in order to focus its NetSimplicity investment on MRM.  The Company believes MRM has greater potential for future growth and profitability.

Forgent will continue to target small and medium businesses and divisions of enterprises.  In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  Forgent also is implementing marketing initiatives, including tailoring its solutions to provide increased value and a simplified purchasing model to targeted customers.  As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Forgent will continue to focus on sales of its MRM On Demand and iEmployee SaaS products.  Management believes that as the economy starts to recover, Forgent will grow its revenues in calendar year 2010.

Gross Margin

Gross margins for the three months ended October 31, 2009 were $1.8 million, a decrease of $0.4 million, or 17.3%, from the $2.2 million reported for the three months ended October 31, 2008. Gross margins as a percentage of revenues were 79.4% and 79.8% for the three months ended October 31, 2009 and 2008, respectively. The 17.3% decrease in gross margin was mainly attributable to the 16.9% decrease in revenues over the same period.

Forgent’s cost of sales relates primarily to compensation expenses, hardware expenses and the amortization of the Company’s purchased software costs.  These expenses represented approximately 78.4% and 60.7% of the total cost of sales for the three months ended October 31, 2009 and 2008, respectively.  Forgent expects gross margins to remain relatively consistent with the gross margins for the three months ended October 31, 2009, in terms of percentage of revenues for future periods.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended October 31, 2009 were $2.7 million, a decrease of $0.5 million or 14.3%, from the $3.2 million reported for the three months ended October 31, 2008. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues were 118.0% and 114.5% for the three months ended October 31, 2009 and 2008, respectively.

During the three months ended October 31, 2009, SG&A expenses decreased $0.5 million, primarily due to decreases in compensation and marketing expenses.  Effective March 1, 2009, Forgent implemented a mandatory 10% pay reduction for its personnel and also terminated headcount at the beginning of the fiscal quarter ended October 31, 2009, which led to decreased compensation expenses by approximately $0.3 million during the current fiscal quarter.  Additionally, in efforts to further trim overhead costs, Forgent’s reduced its marketing budget, decreasing marketing expenses by $0.3 million during the three months ended October 31, 2009.  Finally, across the board cost reduction efforts resulted in a total reduction of expenses of $0.4 million in the quarter ended October 31, 2009.  These cost reductions of $1.0 million were partially offset by an increase of $0.5 million in one time legal expenses during the three months ended October 31, 2009.

Throughout its operations, Forgent continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development expenses for the three months ended October 31, 2009 were $0.4 million, a decrease of $0.2 million, or 26.7%, from the $0.6 million reported for the three months ended October 31, 2008. Research and development (“R&D”) expenses as a percentage of revenues were 17.7% and 20.1% for the three months ended October 31, 2009 and 2008, respectively.

During the three months ended October 31, 2009, R&D expenses decreased $0.2 million, primarily due to decreases in compensation.

Forgent continues to improve and enhance its workforce management solutions – particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager (“MRM”) software from its NetSimplicity product line.   Time & Attendance included an additional application programming interface for time collection, which expands the software’s interoperability with various time clocks in addition to Forgent’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers. The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Forgent also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

Forgent has continued to develop MRM and enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others, and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook®. Forgent’s R&D efforts related to its NetSimplicity product line culminated in August 2009 when the Company released MRM, Version 8.0.  Under this next generation of the Company’s room and resource scheduling solution, customers have the benefit of a bi-directional Outlook Plug-in.  Meetings and resources scheduled through Microsoft Outlook are synchronized to the Web client, thus allowing users to create, manage and update information from the Web client, given the appropriate privileges.  Customers can now delegate scheduling responsibilities to individuals without requiring access to Microsoft Outlook.

Forgent’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential  customers and by gauging marketing trends.  Management believes it has the appropriate development team to design and further improve its workforce management solutions.

Amortization of intangible assets

Amortization expenses for the three months ended October 31, 2009 were $0.1 million, which is the same amount reported for the three months ended October 31, 2008. Amortization expenses as a percentage of revenues were 6.4% and 5.3% for the three months ended October 31, 2009 and 2008, respectively.  Upon acquiring the iEmployee business in October 2007, Forgent recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the three months ended October 31, 2009 and 2008 relate entirely to these acquired intangible assets.

Net Loss

Forgent generated a net loss of $1.5 million, or $0.05 per share, during the three months ended October 31, 2009, which is the same amount reported for the three months ended October 31, 2008.  Net loss as a percentage of total revenues were 64.9% and 55.1% for the three months ended October 31, 2009 and 2008, respectively.  Forgent will continue to implement its corporate strategy for growing its software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during the remainder of fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2009	2008
	(in thousands)

Working capital	$72	$8,641
Cash, cash equivalents and short-term investments	2,954	13,844
Cash used in operating activities	(6,873)	(808)
Cash used in investing activities	4,001	(683)
Cash provided by (used in) financing activities	159	(5)

Cash used in operating activities was $6.9 million for the three months ended October 31, 2009 due primarily to $1.5 million in net loss and a $4.7 million reduction in accounts payable primarily due to the one time payment of the Jenkens litigation settlement of $4.3 during the first fiscal quarter.  Cash used in operating activities was $0.8 million for the three months ended October 31, 2008 due primarily to $1.5 million in net loss, offset by a $0.3 million decrease in accounts receivable and a $0.2 million increase in accounts payable. Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations through the current recession

Cash provided by investing activities was $4.0 million for the three months ended October 31, 2009 due net sales of short-term investments. Cash used in investing activities was $0.7 million for the three months ended October 31, 2008 due to net purchases of short-term investments. Forgent manages its investments portfolio in order to fulfill corporate liquidity requirements and maximize investment returns while preserving the quality of the portfolio. Forgent does not invest in any mortgage-backed securities or other high-risk investments.  Forgent’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of fiscal year 2010.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Forgent to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Approximately $11.9 million, or 96.5% of the Company’s total operating lease obligations, relate to its corporate office facility at Wild Basin in Austin, Texas.  As of October 31, 2009, Forgent had $4.1 million in future minimum lease payments receivable under non-cancelable sublease arrangements.

Cash provided by financing activities was $0.2 million for the three months ended October 31, 2009 related to the Stock Purchase Agreement between Forgent and its CEO.  Cash used in financing activities was $5 thousand for the three months ended October 31, 2008.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing.  Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.  Forgent’s stock repurchase program allows the Company to purchase up to three million shares of the Company’s common stock. No shares were repurchased during the three months ended October 31, 2009 or 2008.  As of October 31, 2009, Forgent had repurchased 1,790,401 shares for approximately $4.8 million and had the authority to repurchase approximately 1.2 million additional shares. Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of October 31, 2009, Forgent’s principal sources of liquidity consisted of $3.0 million of cash, cash equivalents and short-term investments.  Management is focused on growing its existing software operations and thus plans to utilize its cash balances to expand its operations by making additional prudent investments as necessary and may repurchase outstanding shares.  Although Forgent is currently not actively exploring prospects in acquiring a public or privately held technology business or product line, the Company may consider a potential opportunity if the right opportunity presents itself.

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

Management believes the following represent Forgent’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.   The Company recognizes software revenue in accordance with FASB ASC 985-605, Revenue Recognition – Multiple Element Arrangements (FASB ASC 985-605).  The Company’s revenues consists of software license, software subscription and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Forgent also sells multiple elements within a single sale.

When the Company sells software licenses in a multiple element arrangement and vendor-specific objective evidence (“VSOE”) of fair value is available for the undelivered element, sales revenue is generally recognized on the date the product is shipped, using the residual method, with a portion of revenue recorded as deferred (unearned) due to the applicable undelivered elements. VSOE of fair value for the maintenance, training and installation services are based on the prices charged for the maintenance and services when sold separately. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support, training and install. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period (typically one year) or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized ratably, on a straight-line basis over the service period of the undelivered element.  The Company’s training and installation services are not essential to the functionality of the Company’s products as such services can be provided by a third party or the customers themselves.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

Goodwill and other intangible assets with indefinite lives are not required to be amortized under FASB ASC 350, Intangibles-Goodwill and Other (FASB ASC 350) and accordingly, the Company reviews its goodwill for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Forgent uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period.  Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are tested for impairment in accordance with FASB ASC 350.

In accordance with FASB ASC 350, Forgent reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows.  Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

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

The CEO and Controller, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2009.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

FORGENT NETWORKS, INC.

December 15, 2009	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

December 15, 2009	By:	/s/ PAUL D. TESLUK
Paul D. Tesluk
Controller

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