Form 10-Q
period 2009-12-31
ASURE SOFTWARE INC
filed 2010-02-16
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORTPURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2009 to December 31, 2009

Commission file number: 0-20008

ASURE SOFTWARE, INC.
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
Yes  ☐     No  ☒

At February 9, 2010, the registrant had outstanding 3,086,022 shares of its Common Stock, $0.01 par value.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31, 2009	JULY 31, 2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash and equivalents	$2,263	$4,375
Short-term investments	—	5,339
Accounts receivable, net of allowance for doubtful accounts of $34 and $20 at December 31, 2009 and July 31, 2009, respectively	1,526	1,207
Inventory	49	3
Prepaid expenses and other current assets	213	143
Total Current Assets	4,051	11,067

Property and equipment, net	581	672
Intangible assets, net	3,623	3,949
Total Assets	$8,255	$15,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,039	$6,294
Accrued compensation and benefits	79	278
Lease impairment and advance	562	899
Other accrued liabilities	411	541
Deferred revenue	1,744	1,897
Total Current Liabilities	3,835	9,909

Long-Term Liabilities:
Deferred revenue	134	119
Lease impairment and advance	196	250
Other long-term obligations	212	206
Total Long-Term Liabilities	542	575

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 6,500 shares authorized; 3,341 and 3,291 shares issued; 3,128 and 3,112 shares outstanding at December 31, 2009 and July 31, 2009, respectively	334	329
Treasury stock at cost, 213 and 179 shares at December 31, 2009 and July 31, 2009, respectively	(4,907)	(4,815)
Additional paid-in capital	270,925	270,738
Accumulated deficit	(262,404)	(260,947)
Accumulated other comprehensive (loss)	(70)	(101)
Total Stockholders’ Equity	3,878	5,204
Total Liabilities and Stockholders’ Equity	$8,255	$15,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	FOR THE TWO MONTHS ENDED DECEMBER 31,		FOR THE FIVE MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Revenues	$1,679	$1,467	$4,000	$4,259
Cost of Sales	(435)	(294)	(914)	(858)
Gross Margin	1,244	1,173	3,086	3,401

OPERATING EXPENSES:
Selling, general and administrative	797	1,839	3,537	5,036
Research and development	264	343	676	904
Amortization of intangible assets	100	99	249	248
Total Operating Expenses	1,161	2,281	4,462	6,188

INCOME (LOSS) FROM OPERATIONS	83	(1,108)	(1,376)	(2,787)

OTHER INCOME AND (EXPENSE):
Interest income	2	25	9	80
Foreign currency translation (loss) gain	(15)	(18)	(46)	102
Gain on sale of assets	—	250	—	250
Interest expense and other	(8)	(17)	(19)	(27)
Total Other Income (Expense)	(21)	240	(56)	405

INCOME (LOSS) FROM OPERATIONS, BEFORE INCOME TAXES	62	(868)	(1,432)	(2,382)
Provision for income taxes	(13)	—	(25)	(25)
NET INCOME (LOSS)	$49	$(868)	$(1,457)	$(2,407)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) per share – basic	$0.02	$(0.28)	$(0.46)	$(0.77)
Net income (loss) per share – diluted	$0.02	$(0.28)	$(0.46)	$(0.77)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,156	3,111	3,141	3,111
Diluted	3,162	3,111	3,141	3,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)

	FOR THE FIVE MONTHS ENDED DECEMBER 31,
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(1,457)	$(2,407)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	452	548
Amortization of leasehold advance and lease impairment	(391)	(158)
Share-based compensation	17	48
Gain on sale of assets	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(319)	85
Inventory	(46)	9
Prepaid expenses and other current assets	(70)	15
Accounts payable	(5,255)	(473)
Accrued expenses and other long-term obligations	(295)	(68)
Deferred revenue	(138)	(45)
Net cash used in operating activities	(7,502)	(2,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of short-term investments	5,339	(131)
Net purchases of property and equipment	(35)	(127)
Net cash provided by (used in) investing activities	5,304	(258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	175	2
Payments on capital leases	(28)	(12)
Purchase of Treasury stock	(92)	—
Net cash provided by (used in) financing activities	55	(10)

Effect of translation exchange rates	31	(108)

Net decrease in cash and equivalents	(2,112)	(2,827)
Cash and equivalents at beginning of period	4,375	12,062
Cash and equivalents at end of period	$2,263	$9,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of December 31, 2009 and July 31, 2009, the results of operations for the two and five months ended December 31, 2009 and 2008, and the cash flows for the five months ended December 31, 2009 and December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2009.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

On November 24, 2009, the Board of Directors of the Company approved a change in the Company's fiscal year end from July 31 to December 31 of each year.  This change to the calendar year reporting cycle began January 1, 2010. As a result of the change, the Company had a five month transition period from August 1, 2009 to December 31, 2009. The unaudited results for the five   month period ended December 31, 2009 are included in this report. The Company has also included selected unaudited results for the five month period ended December 31, 2008. The audited results for the five month period ended December 31, 2009 will be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In addition, the results for the two month and five month periods ended December 31, 2009 are compared with the results of the two month and five month periods ended December 31, 2008, which have been recast due to the change in the Company's fiscal year end from July 31 to December 31.

Effective on December 28, 2009, we implemented a reverse stock split approved by Asure’s stockholders at the December 17, 2009 Annual Meeting.  Pursuant to the reverse stock split, every ten shares of issued and outstanding common stock of Asure, $.01 par value per share were automatically converted to one issued and outstanding share of common stock without any change in the par value of such shares. Historical share data presented in these consolidated financial statements and notes thereto have been restated to reflect this reverse stock split.

As of December 31, 2009, Asure’s principal sources of liquidity consisted of $2.3 million of cash and cash equivalents. Management is focused on growing its existing software operations and thus plans to utilize its cash balances to expand its operations by making additional prudent investments as necessary and repurchase outstanding shares.

There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced. Management believes that the Company has sufficient capital and liquidity to fund and cultivate the growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Asure may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

  2.                                  INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with FASB ASC 805, Business Combinations (FASB ASC 805).  The Company recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. The Company recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Asure’s goodwill and intangible assets relate to its acquisition of iSarla Inc. and the iEmployee operations.

In accordance with FASB ASC 350, Intangibles-Goodwill and Other (FASB ASC 350), Asure reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  Based on Asure’s impairment test, no impairment was identified for the Company’s intangible assets for the year ended July 31, 2009 and there have been no circumstances during the five months ended December 31, 2009 that require additional evaluation.

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2009 and July 31, 2009 are as follows:

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

		December 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(409)	$506
Customer Relationships	8	2,470	(691)	1,779
Ceridian Contract	8	1,545	(432)	1,113
Trade Names	5	288	(129)	159
Covenant not-to-compete	4	150	(84)	66
		$5,368	$(1,745)	$3,623

		July 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(333)	$582
Customer Relationships	8	2,470	(562)	1,908
Ceridian Contract	8	1,545	(351)	1,194
Trade Names	5	288	(105)	183
Covenant not-to-compete	4	150	(68)	82
		$5,368	$(1,419)	$3,949

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the two months ended December 31, 2009 and 2008 was $130.  Amortization expense for the five months ended December 31, 2009 and 2008 was $325.  The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years and thereafter as of December 31, 2009:

Fiscal Years
2011	$780
2012	771
2013	686
2014	502
2015	502
Thereafter	382
$3,623

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective August 1, 2008, Asure adopted ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820).  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of FASB ASC 820 did not have a material impact to the Company’s consolidated financial statements.

FASB ASC 820 establishes a three-tier fair value hierarchy, which are based on the reliability of the inputs used in measuring fair values. These tiers include:

Level 1: Quoted prices in active markets for identical assets or liabilities;

ASURE SOFTWARE, INC.
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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measure at December 31, 2009
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$2,263	$2,263	$—	$—

Total	$2,263	$2,263	$—	$—

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income (FASB ASC 220), the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities.  The following table presents the Company’s comprehensive income (loss) and its components for the two and five months ended December 31, 2009 and 2008:

	For the Two Months		For the Five Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008

Net Income (Loss)	$49	$(868)	$(1,457)	$(2,407)
Foreign currency gain (loss)	10	23	33	(139)
Unrealized gain (loss) on short-term investments	0	19	(2)	23
Comprehensive Income (Loss)	$59	$(826)	$(1,426)	$(2,523)

ASURE SOFTWARE, INC.
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

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the two and five months ended December 31, 2009 was $10 and $17, respectively. Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the two and five months ended December 31, 2008 was $11 and $48, respectively.  The Company issued 0 shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the two and five months ended December 31, 2009, respectively. The Company issued 0.2 and 0.9 thousand shares of common stock related to its Stock Option, Restricted Stock, and Stock Purchase Plans for the two and five months ended December 31, 2008, respectively.

 On September 21, 2009, the Board adopted the Company’s 2009 Equity Plan (the “2009 Equity Plan”) and the plan was approved by the Company’s stockholders at the December 17, 2009 Annual Meeting of Stockholders.  The purpose of the 2009 Equity Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company.  A total of 200 thousand shares of the Company’s Common Stock were available for issuance under the 2009 Equity Plan and provides for the granting of (i) incentive stock options, (ii) non statutory stock options and (iii) stock purchase rights.  A total of 189 thousand options have been granted pursuant to the plan.

NOTE 7 – CONTINGENCIES

Asure was the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation with Jenkens & Gilchrist, P.C.

On July 16, 2007, Jenkens & Gilchrist, P.C. (“Jenkens”), Asure’s former legal counsel, filed a complaint against Asure and Compressions Labs, Inc., in the District Court of Dallas County, Texas.  In its complaint, Jenkens alleged a breach of contract and sought a declaratory judgment.  Asure disputed Jenkens’ claims and also sought relief through the court system.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

After Asure terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believed Jenkens was entitled to $1,400 for all fees and expenses related to certain settlements received from licensing the Company's intellectual property.  Jenkens interpreted the Resolution Agreement on broader terms and initially believed it was entitled to $2,800.  As of July 31, 2007, Asure accrued $2,100 for Jenkens’ contingency fees related to these settlements. The Company recorded the contingency fees as part of cost of sales on its Consolidated Statement of Operations for the year ended July 31, 2007 in order to properly match the expenses to the related licensing revenues.  The $2,100 accrual remained as part of Asure’s current liabilities through its prior fiscal year ending July 31, 2009.

On July 20, 2009, the trial with Jenkens commenced.  As the result of the jury verdict in July 2009 to award Jenkens approximately $4,600 in damages, attorney’s fees and interest, Asure entered into a settlement agreement with Jenkens, effective August 20, 2009.  Under the settlement agreement, Asure agreed to pay Jenkens $4,300 and the parties agreed to release all claims against each other.  Based on the settlement amount, the Company accrued an additional $2,200 in July 2009 for a total amount accrued of $4,300 as of July 31, 2009. Since the Company was no longer licensing its intellectual property and had no related licensing revenues in fiscal year 2009, this additional $2,200 expense was recorded as part of operating expenses on the Consolidated Statement of Operations for the year ended July 31, 2009.  Asure paid Jenkens $4,300 on August 25, 2009 and the Company considers this litigation to be concluded.

Litigation with Wild Basin

On September 6, 2007, Asure filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claimed Wild Basin was in breach of contract relating to Asure’s lease agreement by unreasonably withholding and delaying its consent to Asure’s lease assignment to a third party.  On October 19, 2007, Asure amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.  On June 5, 2008, Asure amended its petition to request the Court make declaratory judgments on several issues in the case and to include as a breach of contract claim its claim for withholding amounts that should have been distributed by Wild Basin in the past pursuant to the lease.  Asure sought to recover all damages as a result of the delay in closing its pending assignment and amounts not distributed in the past, among other damages.

The trial for this litigation commenced on September 22, 2008.  Prior to the conclusion of the trial, Asure and Wild Basin reached a settlement agreement, effective September 25, 2008.  This settlement agreement requires, among other terms, that Wild Basin consents to Asure’s lease assignment.  In return, Asure paid Wild Basin $75 in November 2008.  Both parties agreed to mutually release claims against each other.

While Asure was significantly delayed in obtaining Wild Basin’s consent to its lease assignment, the identified third party encountered difficulties obtaining the required financing due to the tightened capital markets.    Additionally, Asure continues to work with Wild Basin regarding its breach of contract claim that Wild Basin withheld amounts that should have been distributed to Asure. Asure will renew its litigation against Wild Basin regarding this matter, only if necessary.

Note 8:  Income (Loss) per Share

Basic Income (Loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  The number of common share equivalents, which includes stock options, is computed using the treasury stock method.

The following tables provide the components of the basic and diluted EPS computations for the two and five month periods ended December 31, 2009 and 2008

	For the Two Months		For the Five Months
	Ended December 31,		Ended December 31,
Basic EPS Computation	2009	2008	2009	2008

Net Income (Loss)	$49	$(868)	$(1,457)	$(2,407)

Weighted average shares outstanding	3,156	3,111	3,141	3,111
Basic Income (Loss) per share	$0.02	$(0.28)	$(0.46)	$(0.77)

	For the Two Months		For the Five Months
	Ended December 31,		Ended December 31,
Diluted EPS Computation	2009	2008	2009	2008

Net Income (Loss)	$49	$(868)	$(1,457)	$(2,407)

Weighted average shares outstanding	3,156	3,111	3,141	3,111
Common share equivalents: Stock options	6	-	-	-
Diluted shares outstanding	3,162	3,111	3,141	3,111
Diluted Income (Loss) per share	$0.02	$(0.28)	$(0.46)	$(0.77)

Stock options to acquire 154 and 116 shares for the two month period ended December 31, 2009 and 2008, respectively, and 301 and 116 shares for the five month period ended December 31, 2009 and 2008, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through February 16, 2010, the date these financial statements on this Form 10-Q were filed with the Securities and Exchange Commission.  Through that date, there were no events requiring adjustment to or disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of December 31, 2009 and July 31, 2009 and for the two and five months ended December 31, 2009 and 2008 should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

In September 2007, the Company (formerly known as Forgent Networks, Inc.) announced its name change to “Asure Software” to reflect the Company’s focus on its software business for its future growth.  The Company’s stockholders approved the name change at the December 17, 2009 Annual Meeting.  As a software and services provider, in October 2007, Asure purchased iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions.  As a result of the iEmployee acquisition, the Company currently offers two main product lines in its software and services business: NetSimplicity and iEmployee. Asure’s NetSimplicity product line provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager (“MRM”), automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.  Asure’s iEmployee product line helps simplify the HR process and improves employee productivity by managing and communicating human resources, employee benefits and payroll information.  iEmployee's web-based solutions include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others. Additional business information is contained elsewhere in this Report, including under Item 7 of Part II (Management’s Discussion and Analysis of Financial Condition and Results of Operations ).

Effective September 19, 2008, the Company transferred the listing of its common stock from the Nasdaq Global Market Exchange to the Nasdaq Capital Market Exchange.  The Company’s trading symbol continued to be “ASUR” and the trading of the Company’s stock was unaffected by this change.  As a result of this transfer, Asure was provided an additional 180 calendar days, or until February 2, 2009, to regain compliance with the minimum $1.00 share bid price requirement pursuant to Nasdaq Marketplace Rule 4450(a)(5).

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Asure’s compliance deadline was extended until November 17, 2009.  On November 18, 2009, the Company was notified by Nasdaq that due to its failure to satisfying the minimum $1.00 bid price per share requirement, its stock would be delisted from Nasdaq’s Capital Markets on November 30, 2009 unless an appeal was requested.  On November 18, 2009 Asure requested and was granted a hearing request to appeal the Nasdaq staff’s decision.  On December 10, 2009, Nasdaq held a telephonic panel hearing regarding the Company’s notice of delisting due to its deficiency in its minimum bid price requirement.  On December 17, 2009, the Company’s stockholders approved a proposal to effect a 10-for-1 reverse stock split.  The reverse stock split was effective December 28, 2009 and as a result the Company’s stock began and has continued to trade above $1.00.  On January 20, 2010, the Company received a letter from Nasdaq stating that it had regained compliance with the minimum $1.00 bid price requirement.

On January 29, 2009, Asure’s Board announced its plan to take the Company private.  Due to concerns including the loss of liquidity and reduced requirements for regular financial reporting and disclosure, a group of shareholders led by Red Oak Fund, LP (“Red Oak”) opposed the Go-Private effort.  As shareholder vote counts indicated a majority of shareholders also opposed the Go-Private effort, the Board canceled the special meeting and withdrew its proposal to go private.  Subsequently, Red Oak nominated a slate of board directors, who were elected to replace Asure’s prior Board during the Company’s annual shareholders meeting on August 28, 2009.  In addition to a new board of directors, the Company is currently managed by a new Chief Executive Officer, Pat Goepel and a new Chief Financial Officer, David Scoglio.  The new board of directors believes the new CEO and CFO will be able to implement its strategy for growing the software business and achieving profitability and positive cash flows.  However, uncertainties and challenges remain and there can be no assurances that Asure's current strategy will be successful.

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

 Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which are believed to be reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties.  Additionally, Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations:

	FOR THE TWO MONTHS ENDED DECEMBER 31,		FOR THE FIVE MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008

Revenues	100%	100%	100%	100%
Gross margin	74.1	80.0	77.2	79.9
Selling, general and administrative	47.5	125.4	88.4	118.2
Research and development	15.7	23.4	16.9	21.2
Amortization of intangible assets	6.0	6.7	6.2	5.8
Total operating expenses	69.1	155.5	111.6	145.3
Other income (expense), net	(1.3)	16.4	(1.4)	9.5
Net income (loss)	2.9	59.2	(36.5)	(56.5)

TWO MONTHS ENDED DECEMBER 31, 2009 AND 2008

Revenues

Revenues for the two months ended December 31, 2009 were $1.7 million, an increase of $0.2 million, or 14.5%, from the $1.5 million reported for the two months ended December 31, 2008.  Revenues for the five months ended December 31, 2009 were $4.0 million, a decrease of $0.3 million, or 6.1%, from the $4.3 million reported for the five months ended December 31, 2008. Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, asset management software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

During the two months ended December 31, 2009, an increase in hardware revenue for the scheduling software and time and attendance software accounted for approximately 80% of the $0.2 million increase in revenue.  Software license and deployment revenues decreased by $0.5 million during the five months ended December 31, 2009.  This decrease was offset by increases in hardware revenue and subscription revenues, the combination of which accounted for approximately 103% of the $0.3 million decrease in revenues during the five months ended December 31, 2009.

Asure will continue to target small and medium businesses and divisions of enterprises.  In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  Asure also is implementing marketing initiatives, including tailoring its solutions to provide increased value and a simplified purchasing model to targeted customers.  As the overall workforce management solutions market continues to experience significant growth related to software as a service (“SaaS”) products, Asure will continue to focus on sales of its MRM On Demand and iEmployee SaaS products.  Management believes that as the economy starts to recover, Asure will grow its revenues in calendar year 2010.

Gross Margin

Gross margins for the two months ended December 31, 2009 were $1.24 million, an increase of $71 thousand, or 6.1%, from the $1.17 million reported for the two months ended December 31, 2008. The 6.1% increase in gross margin dollars was mainly attributable to the increase in hardware revenues over the same period.  Gross margins for the five months ended December 31, 2009 were $3.0 million, a decrease of $0.3 million, or 9.3%, from the $3.4 million reported for the five months ended December 31, 2008.  The $0.3 million decrease in gross margins during the five months ended December 31, 2009 is primarily due to the decrease in software revenues. Gross margins as a percentage of revenues were 74.1% and 80.0% for the two months ended December 31, 2009 and 2008, respectively. This decrease in gross margin percentage was primarily due to the increase in hardware revenue which generates lower gross margins than software.  Gross margin as a percentage of total revenues were 77.2% and 79.9% for the five months ended December 31, 2009 and 2008, respectively.  This decrease was mainly due to the decrease in revenues for the same period.

Asure’s cost of sales relates primarily to compensation expenses, hardware expenses and the amortization of the Company’s purchased software costs.  These expenses represented approximately 77.9% and 66.0% of the total cost of sales for the two months ended December 31, 2009 and 2008, respectively and 78.1% and 65.3% of the total cost of sales for the five months ended December 31, 2009 and 2008, respectively.  The short term variability in cost of goods sold as a percentage of revenue is primarily attributable to product mix.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the two months ended December 31, 2009 were $.8 million, a decrease of $1.1 million or 56.7%, from the $1.9 million reported for the two months ended December 31, 2008. SG&A expenses as a percentage of revenues were 47.5% and 125.4% for the two months ended December 31, 2009 and 2008, respectively.

SG&A expenses for the five months ended December 31, 2009 were $3.5 million, a decrease of $1.5 million, or 29.8%, from the $5.0 million reported for the five months ended December 31, 2008. SG&A expenses as a percentage of revenues were 88.4% and 118.2% for the five months ended December 31, 2009 and 2008, respectively.

During the two months ended December 31, 2009, SG&A expenses decreased $1.1 million, primarily due to decreases in compensation, marketing expenses and renegotiation of some expenses deemed excessive by management.  Effective March 1, 2009, Asure implemented a mandatory 10% pay reduction for its personnel and also terminated headcount at the beginning of the fiscal quarter ended October 31, 2009, which led to decreased compensation expenses by approximately $0.3 million during the current fiscal quarter as well.  Additionally, in efforts to further trim overhead costs, Asure’s reduced its marketing budget, decreasing marketing expenses by $0.1 million during the two months ended December 31, 2009.  Finally, across the board cost reduction efforts and renegotiation of some payables resulted in a total reduction of expenses of $0.5 million in the two month period ended December 31, 2009.

During the five months ended December 31, 2009, SG&A expenses decreased $1.5 million, approximately 69% of which is due to decreases in compensation and marketing expenses. The mandatory 10% pay reduction for its personnel and also terminated headcount at the beginning of the fiscal year, decreased compensation costs by approximately $0.6 million and reduction in marketing budget, decreased marketing expenses by $0.5 million for the five month period ending December 31, 2009.  Finally, across the board cost reduction efforts resulted in a total reduction of expenses of $0.5 million in the five month period ended December 31, 2009

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development expenses for the two months ended December 31, 2009 were $0.26 million, a decrease of $79 thousand, or 23.0%, from the $0.34 million reported for the two months ended December 31, 2008. Research and development (“R&D”) expenses as a percentage of revenues were 15.7% and 23.4% for the two months ended December 31, 2009 and 2008, respectively. R&D expenses for the five months ended December 31, 2009 were $0.7 million, a decrease of $0.2 million, or 25.2%, from the $0.9 million reported for the five months ended December 31, 2008. R&D expenses as a percentage of revenues were 16.9% and 21.2% for the five months ended December 31, 2009 and 2008, respectively.

During the two months ended December 31, 2009, R&D expenses decreased $79 thousand primarily due to decreases in compensation. Approximately 99% of the decrease in R&D expenses for the five months ending December 31, 2009 is also due to a decrease in compensation.

Asure continues to improve and enhance its workforce management solutions – particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager (“MRM”) software from its NetSimplicity product line.   Time & Attendance included an additional application programming interface for time collection, which expands the software’s interoperability with various time clocks in addition to Asure’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers. The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Asure also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

Asure has continued to develop MRM and enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others, and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook®. Asure’s R&D efforts related to its NetSimplicity product line culminated in August 2009 when the Company released MRM, Version 8.0.  Under this next generation of the Company’s room and resource scheduling solution, customers have the benefit of a bi-directional Outlook Plug-in.  Meetings and resources scheduled through Microsoft Outlook are synchronized to the Web client, thus allowing users to create, manage and update information from the Web client, given the appropriate privileges.  Customers can now delegate scheduling responsibilities to individuals without requiring access to Microsoft Outlook.

Asure’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential  customers and by gauging marketing trends.  Management believes it has the appropriate development team to design and further improve its workforce management solutions.

Amortization of intangible assets

Amortization expenses for the two months ended December 31, 2009 were $0.1 million, which is the same amount reported for the two months ended December 31, 2008. Amortization expenses as a percentage of revenues were 6.0% and 6.7% for the two months ended December 31, 2009 and 2008, respectively.  Amortization expenses for the five months ended December 31, 2009 were $0.3 million, which is the same amount reported for the five months ended December 31,2008. Amortization expenses as a percentage of revenues were 6.2% and 5.8% for the five months ended December 31, 2009 and 2008, respectively. Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the two months and five months ended December 31, 2009 and 2008 relate entirely to these acquired intangible assets.

Net Income (Loss)

Asure generated a net profit of $0.1 million, or $0.02 per share, during the two months ended December 31, 2009, compared to $0.9 million of loss reported for the two months ended December 31, 2008.  Net profits as a percentage of total revenues were 2.9% for the two months ended December 31, 2009 and net loss was 60.5% for the two months ended December 31, 2008. Asure incurred a net loss of $1.5 million, or $0.46 per share, during the five months ended December 31, 2009 compared to a net loss of $2.4 million, or $0.77 per share, during the five months ended December 31, 2008. Net loss as a percentage of revenues were 36.5% and 56.5% for the five months ended December 31, 2009 and 2008, respectively.

The $0.9 million decrease in net loss during the five months ended December 31, 2009 is due primarily to the $1.7 million decrease in operating expenses, offset by a $0.3 million decrease in revenues and $0.3 million decrease in other income & expenses due to a one-time gain recorded during the five month period ending December 31, 2008 related to the release of Tandberg escrow funds.

Asure will continue to implement its corporate strategy for growing its software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during the remainder of fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE FIVE MONTHS ENDED DECEMBER 31,
	2009	2008
	(in thousands)

Working capital	$216	$7,843
Cash, cash equivalents and short-term investments	2,263	12,016
Cash provided by (used in) operating activities	(7,502)	(2,451)
Cash provided by (used in) investing activities	5,304	(258)
Cash provided by (used in) financing activities	55	(10)

Cash used in operating activities was $7.5 million for the five months ended December 31, 2009 due primarily to $1.5 million in net loss and a $5.2 million reduction in accounts payable primarily due to the one time payment of the Jenkens litigation settlement of $4.3 during the first fiscal quarter ended October 31, 2009. Cash used in operating activities was $2.5 million for the five months ended December 31, 2008 due primarily to the $2.4 million in net loss.

Cash provided by investing activities was $5.3 million for the five months ended December 31, 2009 due primarily to liquidation of short-term investments to pay out Jenken’s litigation of $4.3 million. Cash used in investing activities was $0.3 million for the five months ended December 31, 2008 due primarily to net purchases of short-term investments. Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of fiscal year 2010.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Approximately $11.4 million, or 95.9% of the Company’s total operating lease obligations, relate to its corporate office facility at Wild Basin in Austin, Texas.  As of December 31, 2009, Asure had $3.7 million in future minimum lease payments receivable under non-cancelable sublease arrangements.

 Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations through the current recession.

Cash provided by financing activities was $0.1 million for the five months ended December 31, 2009 related to the Stock Purchase Agreement between Asure and its CEO for $0.2 million, which was offset by repurchase of treasury stock for $0.1 million. Cash used in financing activities was $10 thousand for the five months ended December 31, 2008. Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

Pursuant to Asure’s stock repurchase plan, the Company is allowed up to repurchase to 300,000 shares (adjusted for the 10 to 1 reverse stock split) of the Company’s common stock.  During the two and five months ended December 31, 2009 Asure repurchased 33,703 shares of common stock for $92 thousand.  In total, Asure has repurchased 212,743 shares for approximately $4.9 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of December 31, 2009, Asure’s principal sources of liquidity consisted of $2.3 million of cash and cash equivalents.  Management is focused on growing its existing software operations and thus plans to utilize its cash balances to expand its operations by making additional prudent investments as necessary.  Although Asure is currently not actively exploring prospects in acquiring a public or privately held technology business or product line, the Company may consider a potential opportunity if the right opportunity presents itself.

There is no assurance that the Company will be able to limit its cash consumption and preserve its cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced. Management believes that the Company has sufficient capital and liquidity to fund and cultivate the growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Asure may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Asure's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax asset, contingency legal reserves, lease impairment, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during the iEmployee acquisition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Management believes the following represent Asure’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.   The Company recognizes software revenue in accordance with FASB ASC 985-605, Revenue Recognition – Multiple Element Arrangements (FASB ASC 985-605).  The Company’s revenues consists of software license, software subscription and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Asure also sells multiple elements within a single sale.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

Goodwill and other intangible assets with indefinite lives are not required to be amortized under FASB ASC 350, Intangibles-Goodwill and Other (FASB ASC 350) and accordingly, the Company reviews its goodwill for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company's stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Asure uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period.  Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are tested for impairment in accordance with FASB ASC 350.

In accordance with FASB ASC 350, Asure reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows.  Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the two months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Asure was the defendant or plaintiff in various actions that arose in the normal course of business. With the exception of the proceedings described below, none of the pending legal proceedings to which the Company is a party are material to the Company.

Litigation with Jenkens & Gilchrist, P.C.

On July 16, 2007, Jenkens & Gilchrist, P.C. (“Jenkens”), Asure’s former legal counsel, filed a complaint against Asure and Compressions Labs, Inc., in the District Court of Dallas County, Texas.  In its complaint, Jenkens alleged a breach of contract and sought a declaratory judgment.  Asure disputed Jenkens’ claims and also sought relief through the court system.

After Asure terminated Jenkens, the Company entered into a Resolution Agreement with Jenkens in December 2004.  Under the Resolution Agreement, the Company believed Jenkens was entitled to $1,400 for all fees and expenses related to certain settlements received from licensing the Company's intellectual property.  Jenkens interpreted the Resolution Agreement on broader terms and initially believed it was entitled to $2,800.  As of July 31, 2007, Asure accrued $2,100 for Jenkens’ contingency fees related to these settlements. The Company recorded the contingency fees as part of cost of sales on its Consolidated Statement of Operations for the year ended July 31, 2007 in order to properly match the expenses to the related licensing revenues.  The $2,100 accrual remained as part of Asure’s current liabilities through fiscal year 2009.

On July 20, 2009, the trial with Jenkens commenced.  As the result of the jury verdict in July 2009 to award Jenkens approximately $4,600 in damages, attorney’s fees and interest, Asure entered into a settlement agreement with Jenkens, effective August 20, 2009.  Under the settlement agreement, Asure agreed to pay Jenkens $4,300 and the parties agreed to release all claims against each other.  Based on the settlement amount, the Company accrued an additional $2,200 as of July 31, 2009. Since the Company was no longer licensing its intellectual property and had no related licensing revenues in fiscal year 2009, this additional $2,200 expense was recorded as part of operating expenses on the Consolidated Statement of Operations for the year ended July 31, 2009.  Asure paid Jenkens $4,300 on August 25, 2009 and the Company considers this litigation to be concluded.

Litigation with Wild Basin

On September 6, 2007, Asure filed a petition against Wild Basin One & Two, Ltd. (“Wild Basin”) in the District Court of Travis County, Texas.  The petition claimed Wild Basin was in breach of contract relating to Asure’s lease agreement by unreasonably withholding and delaying its consent to Asure’s lease assignment to a third party.  On October 19, 2007, Asure amended its petition to include claims of fraud and breach of fiduciary duty against Wild Basin.  On June 5, 2008, Asure amended its petition to request the Court make declaratory judgments on several issues in the case and to include as a breach of contract claim its claim for withholding amounts that should have been distributed by Wild Basin in the past pursuant to the lease.  Asure sought to recover all damages as a result of the delay in closing its pending assignment and amounts not distributed in the past, among other damages.

The trial for this litigation commenced on September 22, 2008.  Prior to the conclusion of the trial, Asure and Wild Basin reached a settlement agreement, effective September 25, 2008.  This settlement agreement requires, among other terms, that Wild Basin consents to Asure’s lease assignment.  In return, Asure paid Wild Basin $75 in November 2008.  Both parties agreed to mutually release claims against each other.

While Asure was significantly delayed in obtaining Wild Basin’s consent to its lease assignment, the identified third party encountered difficulties obtaining the required financing due to the tightened capital markets.    Additionally, Asure continues to work with Wild Basin regarding its breach of contract claim that Wild Basin withheld amounts that should have been distributed to Asure. Asure will renew its litigation against Wild Basin regarding this matter, only if necessary.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. EXHIBITS

Exhibits:

2.2
Agreement and Plan of Merger, dated as of September 11, 2007 by and among Asure Software, Inc., Cheetah Acquisition Company, Inc. and iSarla Inc. (incorporated by reference to Exhibit 2.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2007).

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

4.2
Rights Agreement, dated as of December 19, 2005 between Asure Software, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2005).

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

ASURE SOFTWARE, INC.

February 16, 2010	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

February 16, 2010	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.2
Agreement and Plan of Merger, dated as of September 11, 2007 by and among Asure Software, Inc., Cheetah Acquisition Company, Inc. and iSarla Inc. (incorporated by reference to Exhibit 2.2 to the Company’s quarterly report on Form 10-Q for the three months ended October 31, 2007).

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

4.2
Rights Agreement, dated as of December 19, 2005 between Asure Software, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 19, 2005).

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