Form 10-Q
period 2010-03-31
ASURE SOFTWARE INC
filed 2010-05-17
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, the registrant had outstanding 3,084,522 shares of its Common Stock, $0.01 par value.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and equivalents	$1,991	$2,263
Accounts receivable, net of allowance for doubtful accounts of $58 and $34 at March 31, 2010 and December 31, 2009, respectively	1,082	1,526
Inventory	24	49
Prepaid expenses and other current assets	213	213
Total Current Assets	3,310	4,051

Property and equipment, net	590	581
Intangible assets, net	3,429	3,623
Total Assets	$7,329	$8,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$795	$1,039
Accrued compensation and benefits	47	79
Lease impairment and advance	322	562
Other accrued liabilities	452	411
Deferred revenue	1,587	1,744
Total Current Liabilities	3,203	3,835

Long-term deferred revenue	125	134
Long-term lease impairment and advance	174	196
Other long-term obligations	189	212
Total Liabilities	3,691	4,377

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 6,500 shares authorized; 3,341 and 3,341 shares issued; 3,085 and 3,128 shares outstanding at March 31, 2010 and December 31, 2009, respectively	334	334
Treasury stock at cost, 256 and 213 shares at March 31, 2010 and December 31, 2009, respectively	(5,017)	(4,907)
Additional paid-in capital	270,940	270,925
Accumulated deficit	(262,592)	(262,404)
Accumulated other comprehensive loss	(27)	(70)
Total Stockholders’ Equity	3,638	3,878
Total Liabilities and Stockholders’ Equity	$7,329	$8,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

Revenues	$2,460	$2,510
Cost of Sales	(638)	(493)
Gross Margin	1,822	2,017

Operating Expenses:
Selling, general and administrative	1,441	2,758
Research and development	342	523
Amortization of intangible assets	149	149
Total Operating Expenses	1,932	3,430

Loss From Operations	(110)	(1,413)

Other Income (Expenses): Interest income	1	24
Gain(loss) on sale of assets	-	30
Foreign currency translation (loss) gain	(43)	17
Interest expense and other	(21)	(16)
Total Other Income (Expense)	(63)	55

Loss From Operations, Before Tax	(173)	(1,358)
Provision for income taxes	(15)	(21)
Net Loss	$(188)	$(1,379)

Basic and diluted net loss per share	$(0.06)	$(0.44)

Shares used in computing basic and diluted net loss per share	3,095	3,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188)	$(1,379)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	265	310
Amortization of leasehold advance and lease impairment	(262)	(75)
Provision for doubtful accounts	24	(12)
Share-based compensation	15	14
Loss on sale/disposal of assets	—	72
Changes in operating assets and liabilities:
Accounts receivable	420	400
Inventory	25	60
Prepaid expenses and other current assets	-	(67)
Accounts payable	(244)	(162)
Accrued expenses and other long-term obligations	0	(14)
Deferred revenue	(166)	(170)
Net cash used in operating activities	(111)	(1,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of short-term investments	—	65
Net purchases of property and equipment	(77)	(65)
Net cash provided by (used in) investing activities	(77)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(13)	—
Purchase of treasury stock	(110)	—
Net cash used in financing activities	(123)	—

Effect of translation exchange rates	39	(43)

Net decrease in cash and equivalents	(272)	(1066)
Cash and equivalents at beginning of period	2,263	9,235
Cash and equivalents at end of period	$1,991	$8,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009, and the cash flows for the three months ended March 31, 2010 and March 31, 2009. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2009.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

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

In addition, the results for the three month period ended March 31, 2010 are compared with the results of the three month period ended March 31, 2009, which has been recast due to the change in the Company's fiscal year end from July 31 to December 31.

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

As of March 31, 2010, Asure’s principal source of liquidity consisted of $2.0 million of current cash and cash equivalents as well as future cash generated from operations. Management is focused on growing its existing software operations and continuing to reduce expenses and thus plans to utilize its cash balances to expand its operations by making additional prudent investments as necessary. The Company believes that it has sufficient cash for its short and long term needs, including the $1.5 million payment it is required to make in the second fiscal quarter as part of its lease amendment as described in Note 9.  The lease amendment will save the Company approximately $120 thousand in monthly cash payments beginning in April 2010.

There is no assurance that the Company will be able to grow its cash balances or limit its cash consumption and thus maintain sufficient  cash balances, and it is possible that the Company’s future business demands may lead to cash utilization at levels greater than recently experienced. Management believes that the Company has sufficient capital and liquidity to fund and cultivate the growth of its current and future operations for the next 12 months and thereafter.  However, due to uncertainties related to the timing and costs of these efforts, Asure may need to raise additional capital in the future.  Yet, there is no assurance that the Company will be able to raise additional capital if and when it is needed.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 2 – INTANGIBLE ASSETS

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

In accordance with FASB ASC 350, Intangibles-Goodwill and Other (FASB ASC 350), Asure reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  Based on Asure’s impairment test, no impairment was identified for the Company’s intangible assets for the year ended July 31, 2009 and there have been no circumstances during the eight  months ended March 31, 2010 that require additional evaluation.

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2010 and December 31, 2009 are as follows:

		March 31, 2010
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(455)	$460
Customer Relationships	8	2,470	(768)	1,702
Ceridian Contract	8	1,545	(480)	1,065
Trade Names	5	288	(143)	145
Covenant not-to-compete	4	150	(93)	57
		$5,368	$(1,939)	$3,429

		December 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(409)	$506
Customer Relationships	8	2,470	(691)	1,779
Ceridian Contract	8	1,545	(432)	1,113
Trade Names	5	288	(129)	159
Covenant not-to-compete	4	150	(84)	66
		$5,368	$(1,745))	$3,623

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended March 31, 2010 and 2009 was $194. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years and thereafter as of March 31, 2010:

Fiscal Years
2010	$780
2011	762
2012	625
2013	502
2014	502
Thereafter	258
$3,429

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of March 31, 2010:

		Fair Value Measure at March 31, 2010
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$1,991	$1,991	$—	$—

Total	$1,991	$1,991	$—	$—

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income (FASB ASC 220), the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities.  The following table presents the Company’s comprehensive income (loss) and its components for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
	2010	2009

Net Loss	$(188)	$(1,379)
Foreign currency gain (loss)	43	(32)
Unrealized gain (loss) on short-term investments	-	(10)
Comprehensive Loss	$(145)	$(1,421)

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) to address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The updated FASB ASC 605 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the updated FASB ASC 605 on January 1, 2010 on a prospective basis for any new contracts entered into after the date of adoption.  The adoptions of this ASC update did not have a material impact to its condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009. However, the Company cannot predict whether the impact of this update will have a material impact in future quarters due to potential changes in products and product mix.  Prior to the adoption of the updated FASB ASC 605, the Company accounted for its software subscriptions and related setup, implementation and professional services as a single accounting unit.  Thus all revenues associated with such an arrangement were recognized pro-rata over the life of the software subscription service contract.  Subsequent to the adoption of the updated FASB ASC 605, the Company accounts for each of these elements as separate accounting units.  Thus the software subscription service revenue is recognized pro-rata over the life of the software subscription contract, while the related setup and implementation revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup and implementation revenues related to software subscriptions.

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended March 31, 2010 and 2009 was $15 and $14, respectively. The Company did not issue shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the three months ended March 31, 2010 and 2009, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

On September 21, 2009, the Board adopted the Company’s 2009 Equity Plan (the “2009 Equity Plan”) and the plan was approved by the Company’s stockholders at the December 17, 2009 Annual Meeting of Stockholders.  The purpose of the 2009 Equity Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company.  A total of 200 thousand shares of the Company’s Common Stock were available for issuance under the 2009 Equity Plan and provides for the granting of (i) incentive stock options, (ii) non statutory stock options and (iii) stock purchase rights.  A total of 185 thousand options have been granted and are outstanding pursuant to the plan.

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

NOTE 8 – INCOME (LOSS) PER SHARE

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
Basic EPS Computation	2010	2009

Net Loss	$(188)	$(1,379)

Weighted average shares outstanding	3,095	3,111
Basic Loss per share	$(0.06)	$(0.44)

	For the Three Months
	Ended March 31,
Diluted EPS Computation	2010	2009

Net Loss	$(188)	$(1,379)

Weighted average shares outstanding	3,095	3,111
Common share equivalents: Stock options	-	-
Diluted Loss per share	$(0.06)	$(0.44)

Stock options to acquire 209 thousand and 114 thousand shares for the three month period ended March 31, 2010 and 2009, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 9 – SUBSEQUENT EVENTS

On April 28, 2010 the Company entered into an Amendment to its current building lease with WB One & Two, LTD. Pursuant to the terms of the amended Lease, the Landlord has agreed to reduce the square footage leased by the Company from 137 thousand square feet to 12 thousand square feet in year one and 9 thousand square feet in years two and three.  In addition, the current monthly rent of $299 thousand will be reduced to $20 thousand.  In exchange for the rent and square footage reduction, the Company has agreed to a one time payment of $1.5 million and to forgo approximately $162 thousand of monthly sub-tenant income it receives from the excess space under the current lease.  Additionally, the Company will forfeit its rights to any potential future net profits interest in the lease.  The Company expects to take a one-time charge related to the lease modification of approximately $1.2 million in its second quarter.

On May 3, 2010, the Company and Ceridian Corporation (“Ceridian”), a reseller of the Company’s iEmployee products, entered into an agreement by which joint customers of the Company and Ceridian will be given the choice of: (i) contracting directly with the Company to continue using our goods and services, or (ii) using Ceridian’s offerings that may not include the Company’s products and services.  The Company believes that many joint customers and users will decide to contract directly with the Company which will benefit the Company by: (a) permitting us to have a direct relationship with these end users and customers enabling us to have better control over our customer base and (b) improving our margins..  However, if the Company fails to contract directly with a sufficient number of joint customers, it may see a decline in revenues and a corresponding reduction in net income.  Furthermore, failure to retain sufficient revenue from the joint customers may result in an impairment of the intangible asset related to those customers.  The Company will evaluate the need for any impairment of the intangible asset in its second fiscal quarter based on the success of retaining the joint customers and the related cash flows.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009
Revenues	100%	100%
Gross margin	74.1	80.4
Selling, general and administrative	58.6	109.9
Research and development	13.9	20.8
Amortization of intangible assets	6.1	5.9
Total operating expenses	78.5	136.7
Other income (expense), net	(2.6)	2.2
Net loss	(7.6)	(54.9)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues

Revenues for the three months ended March 31, 2010 were $2.46 million, a decrease of $0.05 million, or 2.0%, from the $2.51 million reported for the three months ended March 31, 2009.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

The Consolidated revenue for three month ended March 31, 2009 included Visual Asset Manager (“VAM”) software which accounted for 4.3% or $106 thousand of the total revenue for the period. This product line was sold in February 2009 to E-Innovative Services Group (“EISG”), LLC. After adjusting for the ‘VAM’ sale, which was not in the three month period ending March 2010, the comparable revenues increased by 2% or $56 thousand, primarily due to increase in hardware, SaaS and Maintenance and Support revenue by $205 thousand. This increase was offset by decrease in Software license and Deployment revenues by $150 thousand.

Asure will continue to target small and medium businesses and divisions of enterprises.  In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  Asure also is implementing marketing initiatives, including tailoring its solutions to provide increased value and a simplified purchasing model to targeted customers.  As the overall workforce management solutions market continues to experience significant growth related to software as a service (“SaaS”) products, Asure will continue to focus on sales of its MRM On Demand and iEmployee SaaS products.  Management believes that an economic recovery will facilitate additional revenue growth.

Gross Margin

Gross margins for the three months ended March 31, 2010 were $1.8 million, a decrease of $0.2 million, or 9.7%, from the $2.0 million reported for the three months ended December 31, 2009. . Gross margins as a percentage of revenues were 74.1% and 80.4% for the three months ended March 31, 2010 and 2009, respectively.  This decrease in gross margin percentage was primarily due to the increase in hardware revenue which generates lower gross margins than software.

Asure’s cost of sales relates primarily to compensation expenses, hardware expenses and the amortization of the Company’s purchased software costs.  These expenses represented approximately 63.0% (excluding VAM COGS) and 64.4% of the total cost of sales for the three months ended March 31, 2010 and 2009, respectively. The short term variability in cost of goods sold as a percentage of revenue is primarily attributable to product mix.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2010 were $1.4 million, a decrease of $1.3 million or 47.8%, from the $2.8 million reported for the three months ended March 31, 2009. SG&A expenses as a percentage of revenues were 58.6% and 109.9% for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, SG&A expenses decreased $1.3 million, due to across the board decreases in all categories, as part of headcount, benefits and general cost reductions. Effective March 1, 2009, Asure implemented a mandatory 10% pay reduction for its personnel and also terminated headcount in August 2009, which led to decreased compensation expenses by approximately $0.4 million during the current fiscal quarter as well.  Additionally, in efforts to further trim overhead costs, Asure’s reduced its marketing budget, decreasing marketing expenses by $0.2 million and legal, lease, insurance and audit costs by $0.4 million during the three months ended March 31, 2010.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2010 were $0.3 million, a decrease of $0.2 million, or 34.6%, from the $0.5 million reported for the three months ended March 31, 2009. Research and development expenses as a percentage of revenues were 13.9% and 20.8% for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, R&D expenses decreased $0.2 million primarily due to decreases in compensation by $148 thousand, related to the aforementioned pay and headcount reductions.

Asure continues to improve and enhance its workforce management solutions – particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager (“MRM”) software from its NetSimplicity product line.   Time & Attendance enhancements included an additional application programming interface for time collection, which expands the software’s interoperability with various time clocks in addition to Asure’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers. The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Asure also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

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

Amortization of intangible assets

Amortization expenses for the three months ended March 31, 2010 were $149 thousand, which is the same amount reported for the three months ended March 31, 2009. Amortization expenses as a percentage of revenues were 6.1% and 5.9% for the three months ended March 31, 2010 and 2009, respectively.  Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the three months ended March 31, 2010 and 2009 relate entirely to these acquired intangible assets.

Net Loss

Asure generated a net loss of $0.2 million, or $0.06 per share, during the three months ended March 31, 2010, compared to a net loss of $1.4 million or $0.44 per share reported for the three months ended March 31, 2009.  Net loss as a percentage of total revenues were 7.6% and 54.9% for the three months ended March 31, 2010 and 2009, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2010	2009
	(in thousands)

Working capital	$106	$6,654
Cash, cash equivalents and short-term investments	1,991	10,885
Cash used in operating activities	(111)	(1,023)
Cash used in investing activities	(77)	0
Cash used in financing activities	(123)	0

Cash used in operating activities was $.1 million for the three months ended March 31, 2010 due primarily to $.2 million in net loss and a $0.3 million reduction in accounts payable offset by $0.4 million decrease in accounts receivable. Cash used in operating activities was $1.0 million for the three months ended March 31, 2009 due primarily to $1.4 million in net loss, which was offset by $0.3 million in total non-cash depreciation and amortization expenses.

Cash used by investing activities was $0.1 million for the three months ended March 31, 2010 due primarily to net purchases of property and equipment. No net Cash was provided or used by the investing activities as $65 thousand net sale of short-term investments was offset by $65 thousand of purchases of property and equipment for the three months ending March 31, 2009. Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of fiscal year 2010.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Approximately $10.6 million or 95.8% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.  As of March 31, 2010, Asure had $3.2 million in future minimum lease payments receivable under non-cancelable sublease arrangements.

Subsequent to the amendment of its corporate office facility lease as described in Note 9, the $10.6 million future lease obligation will be reduced to $720 thousand and the $3.2 million in future minimum lease payments receivable under sublease arrangements will be reduced to $0.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations through the current recession.

Cash used in financing activities was $0.1 million for the three months ended March 31, 2010 related primarily to the repurchase of treasury stock for $0.1 million. No Cash was provided or used in financing activities for the three months ended March 31, 2009. Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 300,000 shares (adjusted for the 10 to 1 reverse stock split) of the Company’s common stock.  During the three months ended March 31, 2010 Asure repurchased 43,364 shares of common stock for $110 thousand.  In total, Asure has repurchased 256,107 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of March 31, 2010, Asure’s principal source of liquidity consisted of $2.0 million of current cash and cash equivalents as well as future cash generated from operations. Management is focused on growing its existing software operations and continuing to reduce expenses and thus plans to utilize its cash balances to expand its operations by making additional prudent investments as necessary. The Company believes that it has sufficient cash for its short and long term needs, including the $1.5 million payment it is required to make in the second fiscal quarter as part of its lease amendment as described in Note 9.  The lease amendment will save the Company approximately $120 thousand in monthly cash payments beginning in April 2010.

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

The Company also sells software subscriptions and may at times sell related setup, implementation and professional services in the same arrangement.  Setup and implementation services typically occur at start of the software subscription period, while certain professional services may not occur several months later depending on the nature of the services and the customer requirements.  Prior to January 1, 2010, the Company recognized the total contract value of software subscriptions and related services ratably as a single unit of accounting over the contract term, beginning when the customer was able to utilize the software. Subsequent to the adoption of the updated FASB ASC 605, the Company accounts each of these elements as separate accounting units.  We allocate the value of the arrangement to each unit of accounting based on vendor specific objective evidence of selling price, when it exists, third-party evidence of selling prices for like services or estimated selling price. Software subscription service revenues are recognized pro-rata over the life of the software subscription contract, while the related setup, implementation or professional services revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup, implementation and professional service revenues related to software subscription transactions.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.1*	Fourth Amendment to Lease Agreement with WB One & Two, LTD.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 17, 2010	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 17, 2010	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.1	Fourth Amendment to Lease Agreement with WB One & Two, LTD.