Form 10-Q
period 2010-06-30
ASURE SOFTWARE INC
filed 2010-08-12
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010, the registrant had outstanding 3,084,521 shares of its Common Stock, $0.01 par value.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$705	$2,263
Accounts receivable, net of allowance for doubtful accounts of $32 and $34 at June 30, 2010 and December 31, 2009, respectively	1,003	1,526
Inventory	83	49
Prepaid expenses and other current assets	228	213
Total Current Assets	2,019	4,051

Property and equipment, net	383	581
Intangible assets, net	3,234	3,623
Total Assets	$5,636	$8,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$695	$1,039
Accrued compensation and benefits	56	79
Lease impairment and advance	—	562
Other accrued liabilities	452	411
Deferred revenue	1,663	1,744
Total Current Liabilities	2,866	3,835

Long-term deferred revenue	116	134
Long-term lease impairment and advance	—	196
Other long-term obligations	49	212
Total Liabilities	3,031	4,377

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 6,500 shares authorized; 3,341 and 3,341 shares issued; 3,085 and 3,128 shares outstanding at June 30, 2010 and December 31, 2009, respectively	334	334
Treasury stock at cost, 256 and 213 shares at June 30, 2010 and December 31, 2009, respectively	(5,017)	(4,907)
Additional paid-in capital	270,953	270,925
Accumulated deficit	(263,607)	(262,404)
Accumulated other comprehensive loss	(58)	(70)
Total Stockholders’ Equity	2,605	3,878
Total Liabilities and Stockholders’ Equity	$5,636	$8,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
Revenues	$2,625	$2,314	$5,085	$4,824
Cost of Sales	(502)	(443)	(1,140)	(936)
Gross Margin	2,123	1,871	3,945	3,888

Operating Expenses:
Selling, general and administrative	1,442	2,908	2,883	5,666
Research and development	364	605	706	1,128
Amortization of intangible assets	150	149	299	298
Loss on lease amendment	1,203	—	1,203	—
Asset Impairment	—	630	—	630
Total Operating Expenses	3,159	4,292	5,091	7,722

Loss From Operations	(1,036)	(2,421)	(1,146)	(3,834)

Other Income (Expenses):
Interest income	1	16	2	40
Foreign currency translation gain (loss)	26	(64)	(17)	(47)
Gain on sale of assets	23	—	23	30
Interest expense and other	(16)	(23)	(37)	(39)
Total Other Income (Expense)	34	(71)	(29)	(16)

Loss From Operations Before Income Taxes	(1,002)	(2,492)	(1,175)	(3,850)
Provision For Income Taxes	(13)	(16)	(28)	(37)
Net Loss	$(1,015)	$(2,508)	$(1,203)	$(3,887)

Basic And Diluted Loss Per Share	$(0.33)	$(0.81)	$(0.39)	$(1.25)

Shares Used In Computing Basic And Diluted Loss Per Share	3,085	3,111	3,090	3,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,203)	$(3,887)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	522	566
Amortization of leasehold advance and lease impairment	(758)	(195)
Provision for doubtful accounts	(2)	(23)
Share-based compensation	28	27
(Gain) loss on sale/disposal of assets	(23)	72
Impairment of asset	-	630
Loss on disposal of subtenant leasehold improvements	180	-
Changes in operating assets and liabilities:
Accounts receivable	525	902
Inventory	(34)	53
Prepaid expenses and other current assets	(15)	(384)
Accounts payable	(321)	(3)
Accrued expenses and other long-term obligations	(121)	139
Deferred revenue	(99)	(65)
Net cash used in operating activities	(1,321)	(2,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of short-term investments	—	(2,064)
Net purchases of property and equipment	(123)	(175)
Net cash provided by (used in) investing activities	(123)	(2,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(24)	(7)
Purchase of treasury stock	(110)	—
Net cash used in financing activities	(134)	(7)

Effect of translation exchange rates	20	30

Net decrease in cash and equivalents	(1,558)	(4,384)
Cash and equivalents at beginning of period	2,263	9,235
Cash and equivalents at end of period	$705	$4,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2009.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

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

In addition, the results for the three and six month periods ended June 30, 2010 are compared with the results of the three and six month periods ended June 30, 2009, which has been recast due to the change in the Company's fiscal year end from July 31 to December 31.

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

As of June 30, 2010, Asure’s principal source of liquidity consisted of $705 of current cash and cash equivalents as well as future cash generated from operations.  The decline of cash and cash equivalents of $1,558 for the six months ended June 30, 2010 is due primarily to the lease amendment fee of $1,500 and return of sub-tenant security deposits of $124 recorded during the second quarter of 2010  which is further discussed in Note 10.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of  2010.

Management is focused on growing its existing software operations and looking to make strategic acquisitions in the near future.  In the short-term, any acquisitions will be funded with equity, cash on the balance sheet, cash from operations, and cash or debt raised from outside sources.

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

In accordance with FASB ASC 350, Intangibles-Goodwill and Other (FASB ASC 350), Asure reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  Based on Asure’s impairment test, no impairment was identified for the Company’s intangible assets for the year ended July 31, 2009.

On May 3, 2010, the Company and Ceridian Corporation (“Ceridian”), a reseller of the Company’s iEmployee products, entered into an agreement by which joint customers of the Company and Ceridian were given until July 31, 2010 to choose either to  (i) contract directly with the Company to continue using our goods and services, or (ii) continue using Ceridian’s offerings that may not include the Company’s products and services.  Depending on the number of customers that contracted with Asure and the related pricing, the cash flows associated with the Ceridian customers may vary from historical levels.  Thus the Company tested the Ceridian contract intangible asset for impairment in accordance with FASB ASC 350.  The Company compared the asset’s carrying amount against the estimated undiscounted cash flows to be generated from the customers that contracted with Asure over the estimated useful life of the intangible asset.  The undiscounted cash flows from the intangible asset exceeded the carrying value of the intangible asset and thus no impairment was required.

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2010 and December 31, 2009 are as follows:

		June 30, 2010
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(501)	$414
Customer Relationships	8	2,470	(845)	1,625
Former Ceridian Customer Relationships	8	1,545	(528)	1,017
Trade Names	5	288	(157)	131
Covenant not-to-compete	4	150	(103)	47
		$5,368	$(2,134)	$3,234

		December 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(409)	$506
Customer Relationships	8	2,470	(691)	1,779
Former Ceridian Customer Relationships	8	1,545	(432)	1,113
Trade Names	5	288	(129)	159
Covenant not-to-compete	4	150	(84)	66
		$5,368	$(1,745)	$3,623

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended June 30, 2010 and 2009 was $0.150 million and $0.149 included in Operating Expenses, respectively and $0.045 million included in Cost of Goods Sold.  .  Amortization expense for the six months ended June 30, 2010 and 2009 was $0.299 million and $0.298 included in Operating Expenses, respectively and $0.090 million inlcuded in Cost of Goods Sold.. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five years and thereafter as of June 30, 2010:

Twelve Months Ended
June 30, 2011	$780
June 30, 2012	753
June 30, 2013	565
June 30, 2014	502
June 30, 2015	502
Thereafter	132
$3,234

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of June 30, 2010:

		Fair Value Measure at June 30, 2010
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$705	$705	$—	$—

Total	$705	$705	$—	$—

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income (FASB ASC 220), the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities.  The following table presents the Company’s comprehensive income (loss) and its components for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net Income (Loss)	$(1,015)	$(2,508)	$(1,203)	$(3,887)
Foreign currency gain (loss)	(30)	59	12	17
Comprehensive Income (Loss)	$(1,045)	$(2,449)	$(1,191)	$(3,870)

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) to address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The updated FASB ASC 605 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the updated FASB ASC 605 on January 1, 2010 on a prospective basis for any new contracts entered into after the date of adoption.  The adoptions of this ASC update did not have a material impact to its condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009. However, the Company cannot predict whether the impact of this update will have a material impact in future quarters due to potential changes in products and product mix.  Prior to the adoption of the updated FASB ASC 605, the Company accounted for its software subscriptions and related setup, implementation and professional services as a single accounting unit.  Thus all revenues associated with such an arrangement were recognized pro-rata over the life of the software subscription service contract.  Subsequent to the adoption of the updated FASB ASC 605, the Company accounts for each of these elements as separate accounting units.  Thus the software subscription service revenue is recognized pro-rata over the life of the software subscription contract, while the related setup and implementation revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup and implementation revenues related to software subscriptions.

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended June 30, 2010 and 2009 were $13 and $12, respectively and $28 and $26 for the six months ended June 30, 2010 and 2009, respectively. The Company did not issue shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the three or six months ended June 30, 2010 and 2009, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

On September 21, 2009, the Board adopted the Company’s 2009 Equity Plan (the “2009 Equity Plan”) and the plan was approved by the Company’s stockholders at the December 17, 2009 Annual Meeting of Stockholders.  The purpose of the 2009 Equity Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company.  A total of 200 thousand shares of the Company’s Common Stock were available for issuance under the 2009 Equity Plan and provides for the granting of (i) incentive stock options, (ii) non statutory stock options and (iii) stock purchase rights.  A total of 183 thousand options have been granted and are outstanding pursuant to the plan as of June 30, 2010.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Basic EPS Computation	2010	2009	2010	2009
Net Loss	$(1,015)	$(2,508)	$(1,203)	$(3,887)

Weighted average shares outstanding	3,085	3,111	3,090	3,111
Basic Loss per share	$(0.33)	$(0.81)	$(0.39)	$(1.25)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Basic EPS Computation	2010	2009	2010	2009
Net Loss	$(1,015)	$(2,508)	$(1,203)	$(3,887)

Weighted average shares outstanding	3,085	3,111	3,090	3,111
Common shares equivalents	-	-	-	-
Diluted shares outstanding	3,085	3,111	3,090	3,111
Basic Loss per share	$(0.33)	$(0.81)	$(0.39)	$(1.25)

Stock options to acquire 205 thousand shares for the three and six month periods ended June 30, 2010 and stock options to acquire 113 thousand shares for the three and six months ended June 30, 2009 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 9 – LEASE IMPAIRMENT

During the quarter ended June 30, 2009, Wild Basin One &Two, Ltd. (“Wild Basin”), Asures’s landlord, communicated to Asure that it needed to accumulate additional reserves, in excess of the reserves currently remitted as required by Wild Basin’s loan agreement. Due to these additional reserves, Wild Basin stated that it is unable to remit any net profit interest payments to the Company as stipulated under the terms of Asure’s lease agreement. Additionally, the then current rental market in Austin, Texas continued to show depressed leasing rates. Based on these factors, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although the Company continued to actively sublease the vacated space, the rates on the new subleases were less than originally anticipated due to the current market rates. Management calculated the economic value of the lost sublease rental income and recorded an additional impairment charge of $630 to the Company’s Consolidated Statement of Operations for the quarter ended June 30, 2009.

NOTE 10 – LOSS ON LEASE AMENDMENT

On April 28, 2010 the Company entered into an Amendment to its current building lease with Wild Basin. Pursuant to the terms of the amended Lease, the Landlord agreed to reduce the square footage leased by the Company from 137 thousand square feet to 9 thousand square feet for the lease’s remaining three years.  In addition, the monthly rent of $299 was reduced to $20 beginning April 1, 2010.  In exchange for the rent and square footage reduction, the Company made a one time payment of $1,500 and agreed to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the prior lease.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The $1,203 loss consists of the following expenses; the $1,500 lease termination fee, the write-off of $186 of subtenant lease hold improvements and $45 in transaction costs.  These expenses were offset by the reversal of the following liabilities; $254 of leasehold advance, $235 of leasehold impairment and $39 of other net liabilities.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of June 30, 2010 and December 31, 2009 and for the three an six months ended June 30, 2010 and 2009 should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

On December 17, 2009, the Company’s stockholders approved a proposal to affect a 10-for-1 reverse stock split.  The reverse stock split was effective December 28, 2009 and as a result the Company’s stock began and has continued to trade above $1.00.  On January 20, 2010, the Company received a letter from Nasdaq stating that it had regained compliance with the minimum $1.00 bid price requirement.  In addition, the Company’s stockholders approved the change of the Company’s name from Forgent Networks, Inc. to Asure Software, Inc.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
Revenues	100%	100%	100%	100%
Gross margin	80.9	80.9	77.6	80.6
Selling, general and administrative	54.9	125.7	56.7	117.4
Research and development	13.9	26.1	13.9	23.4
Amortization of intangible assets	5.7	6.4	5.9	6.2
Asset impairment	0.0	27.2	0.0	13.1
Loss on lease amendment	45.8	0.0	23.7	0.0
Total operating expenses	120.3	185.5	100.1	160.0
Other (loss) income, net	1.3	(3.1)	(0.6)	(0.3)
Net income (loss)	(38.7)	(108.4)	(23.7)	(80.6)

THREE AND SIX MONTHS JUNE 30, 2010 AND 2009

Revenues

Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended June 30, 2010 were $2.625 million, an increase of $0.311 million, or 13%, from the $2.314 million reported for the three months ended June 30, 2009.  This was primarily due to a $0.128 million increase in perpetual license revenue of the Company’s MRM product and a $0.124 million increase in both iEmployee and NetSimplicity SaaS revenues.

Revenues for the six months ended June 30, 2010 were $5.085 million, an increase of $0.261 million, or 5%, from the $4,824 million reported for the six months ended June 30, 2009.  This was primarily due to an increase in SaaS revenues of $0.172 and a $0.120 million increase hardware orders.  These increases were partially offset by a decrease in perpetual license revenues of $0.057 million, which is primarily due to a decrease in revenues related to Visual Asset Manager (“VAM”) license sales.  The VAM product line was sold in February 2009 to E-Innovative Services Group (“EISG”), LLC.

Asure will continue to target small and medium businesses and divisions of enterprises.  In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  Asure also is implementing marketing initiatives, including tailoring its solutions to provide increased value and a simplified purchasing model to targeted customers.  As the overall workforce management solutions market continues to experience significant growth related to software as a service (“SaaS”) products, Asure will continue to focus on sales of its MRM and iEmployee SaaS products.  Management believes that an economic recovery will facilitate additional revenue growth.

On May 3, 2010 the Company and Ceridian agreed to dissolve their reseller relationship effective July 31, 2010.  Joint customers of the Company and Ceridian were given the choice of: (i) contracting directly with the Company to continue using its goods and services, or (ii) using Ceridian's offerings.  The Company’s strategy was that it believed that many joint customers and users would decide to contract directly with the Company which would benefit the Company by: (a) permitting us to have a direct relationship with these end users and customers enabling us to have better control over our customer base and (b) improve our margins. As of August 9, 2010, the Company has captured 93% of the November 2009 pre-dispute monthly recurring revenue levels.  Additionally, the majority of iEmployee customers agreed to long-term (1 year or longer) contracts instead of month to month agreements.  Lastly, the Company hopes to grow revenues further by actively pursuing additional joint clients and channel partner sales and organic cross selling opportunities.

Gross Margin

Gross margins for the three months ended June 30, 2010 were $2.123 million, an increase of $0.252 million, or 13.5%, from the $1.871 million reported for the three months ended June 30, 2009.  Gross margins as a percentage of revenues were 80.9% and 80.9% for the three months ended June 30, 2010 and 2009, respectively.  The increase in gross margins of $0.252 is primarily due to the increase in revenue for the period.

Gross margins for the six months ended June 30, 2010 were $3.945 million, a decrease of $0.057 million, or 1.4%, from the $3.888 million reported for the six months ended June 30, 2009.  Gross margins as a percentage of revenues were 77.6% and 80.6% for the six months ended June 30, 2010 and 2009, respectively.  The decrease in gross margins of $0.056 is primarily due to an increase in lower margin hardware revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2010 were $1.442 million, a decrease of $1.466 million or 50.4%, from the $2.908 million reported for the three months ended June 30, 2009. SG&A expenses as a percentage of revenues were 54.9% and 125.7% for the three months ended June 30, 2010 and 2009, respectively.  The $1.466 million decrease was primarily due to a $0.517 million reduction in compensation related to headcount reductions, a $0.217 million reduction in legal fees, a $0.326 million in net rent savings related to the amendment to the Company’s building lease with WB One & Two, LTD, a $0.258 million charge to reserve the Company’s net profit interest and a reduction of marketing program costs of $0.114 million.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2010 were $2.883 million, a decrease of $2.783 million or 49.1%, from the $5.666 million reported for the six months ended June 30, 2009. SG&A expenses as a percentage of revenues were 56.7% and 117.4% for the six months ended June 30, 2010 and 2009, respectively.  The $2.783 million decrease was primarily due to a $0.742 million reduction in compensation related to headcount reductions and 10% salary reduction program effective March 1, 2009, a $0.329 million reduction in legal fees,  $0.326 million in net rent savings related to the amendment to the Company’s building lease with WB One & Two, LTD, a $0.450 million charge to reserve the Company’s net profit interest, a reduction of marketing program costs of $0.277 million and a general decrease in consulting, contractor and insurance costs of $0.412 million.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended June 30, 2010 were $0.364 million, a decrease of $0.241 million, or 39.8%, from the $0.605 million reported for the three months ended June 30, 2009. Research and development expenses as a percentage of revenues were 13.9% and 26.1% for the three months ended June 30, 2010 and 2009, respectively.  The $0.241 million decrease in Research and development expenses was primarily due to a $0.241 million reduction in compensation related to headcount reductions.

Research and development (“R&D”) expenses for the six months ended June 30, 2010 were $0.706 million, a decrease of $0.422 million, or 37.4%, from the $1,128 million reported for the six months ended June 30, 2009. Research and development expenses as a percentage of revenues were 13.9% and 23.4% for the six months ended June 30, 2010 and 2009, respectively.  The $0.422 million decrease in research and development expenses was primarily due to a $0.396 million reduction in compensation related to headcount reductions and 10% salary reduction program effective March 1, 2009

Asure continues to improve and enhance its workforce management solutions – particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager (“MRM”) software from its NetSimplicity product line.   Time & Attendance enhancements included an additional application programming interface for time collection, which expands the software’s interoperability with various time clocks in addition to Asure’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers. The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Asure also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

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

Amortization of Intangible Assets in Operating Expenses

Amortization expense for the three months ended June 30, 2010 and 2009 was $0.150 million and $0.149 million, respectively.  Amortization expense for the six months ended June 30, 2010 and 2009 was 0.299 million and $0.298 million, respectively. Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the three and six months ended June 30, 2010 and 2009 relate entirely to these acquired intangible assets.

 Lease Impairment

During the quarter ended June 30, 2009, Wild Basin One &Two, Ltd. (“Wild Basin”), Asures’s landlord, communicated to Asure that it needed to accumulate additional reserves, in excess of the reserves currently remitted as required by Wild Basin’s loan agreement. Due to these additional reserves, Wild Basin stated that it is unable to remit any net profit interest payments to the Company as stipulated under the terms of Asure’s lease agreement. Additionally, the current rental market in Austin, Texas continues to show depressed leasing rates. Based on these factors, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although the Company continued to actively sublease the vacated space, the rates on the new subleases were less than originally anticipated due to the current market rates. Management calculated the economic value of the lost sublease rental income and recorded an additional impairment charge of $0.630 million to the Company’s Consolidated Statement of Operations for the quarter ended June 30, 2009.

Loss on Lease Amendment

On April 28, 2010 the Company entered into an Amendment to its current building lease with Wild Basin. Pursuant to the terms of the amended Lease, the Landlord agreed to reduce the square footage leased by the Company from 137 thousand square feet to 9 thousand square feet for the lease’s remaining three years.  In addition, the monthly rent of $0.299 million was reduced to $0.020 million beginning April 1, 2010.  In exchange for the rent and square footage reduction, the Company made a one time payment of $1.500 million and agreed to forgo approximately $0.159 million of monthly sub-tenant income it received from the excess space under the prior lease.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The $1.203 million loss consists of the following expenses; the $1.500 million lease termination fee, the write-off of $0.186 million of subtenant lease hold improvements and $0.045 million in transaction costs.  These expenses were offset by the reversal of the following liabilities; $0.254 million of leasehold advance, $0.235 million  of leasehold impairment and $0.039 million of other net liabilities.

The lease amendment will result in future cash savings of approximately $0.360 million per quarter.

Net Loss

Asure generated a net loss of $1.015 million, or $0.33 per share, during the three months ended June 30, 2010, compared to a net loss of $2.508 million or $0.81 per share reported for the three months ended June 30, 2009.  Net loss as a percentage of total revenues were 38.7% and 108.4% for the three months ended June 30, 2010 and 2009, respectively.

Asure generated a net loss of $1.203 million, or $0.39 per share, during the six months ended June 30, 2010, compared to a net loss of $3.887 million or $1.25 per share reported for the six months ended June 30, 2009.  Net loss as a percentage of total revenues were 23.7% and 80.6% for the six months ended June 30, 2010 and 2009, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2010	2009
	(in thousands)

Working capital	$(847)	$4,444
Cash, cash equivalents and short-term investments	705	9,696
Cash used in operating activities	(1,321)	(2,168)
Cash used in investing activities	(123)	(2,239)
Cash used in financing activities	(134)	(7)

 Working capital was $(847) million on June 30, 2010, a decrease of $5.291 million from $4.444 million on June 30, 2009.  This decrease was primarily due to the lease amendment payment of $1.500 million, the increase in Jenkens legal settlement of $2.200 million, stock repurchase of $0.219 million, payment of subtenant deposits of $0.155 million and losses from operations.  The Company believes that most of the items that created the reduction in working capital were the result of one-time events that the Company does not expect to be repeated.  In addition, the Company believes that it will begin to generate positive cash flows beginning in its third quarter of 2010 and thus begin to increase its available working capital.  Finally, although the Company’s working capital (current assets less current liabilities) is negative, $1.663 million of Asure’s current liabilities is deferred revenue (primarily prepaid SaaS and Maintenance and Service contracts) and thus does not represent a significant cash liability in the near term.  Excluding the $1.663 million in deferred revenue, the Company’s working capital would be $0.816 million and the Company believes is sufficient liquidity to maintain its operations.

Cash used in operating activities was $1.321 million for the six months ended June 30, 2010 due primarily to the one time $1.203 million net loss related to the amendment to the Company’s building lease with WB One & Two, LTD.  Cash used in operating activities was $2.168 million for the six months ended June 30, 2009 due primarily to $3.887 million in net loss, which was offset by $0.630 million in total non-cash asset impairment and $0.920 million decrease in accounts receivable.

Cash used by investing activities was $0.123 million for the six months ended June 30, 2010 due to net purchases of property and equipment. Cash used by investing activities was $2.239 million for the six months ended June 30, 2009 due to net purchases of property and equipment of $0.175 million and purchases of short term investments of $2.064.  Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of calendar year 2010.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Approximately $0.660 million or 66.8% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations through the current recession.

Cash used in financing activities was $0.134 million for the six months ended June 30, 2010 related to the repurchase of treasury stock for $0.110 million and payments on capital leases of $0.024 million.   Cash used in financing activities was $0.007 million for the six months ended June 30, 2009 was for payments on payments on capital leases.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 300,000 shares (adjusted for the 10 to 1 reverse stock split) of the Company’s common stock.  During the six months ended June 30, 2010 Asure repurchased 43,364 shares of common stock for $110 thousand.  In total, Asure has repurchased 256,107 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of June 30, 2010, Asure’s principal source of liquidity consisted of $0.705 million of current cash and cash equivalents as well as future cash generated from operations.  The decline of cash and cash equivalents of $1.568 million for the six months ended June 30, 2010 is due primarily to the lease amendment fee to Wild Basin of $1,500 and return of sub-tenant security deposits of $0.124 million recorded during the second quarter of 2010 and discussed above.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs.  The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2010.

Management is focused on growing its existing software operations and looking to make strategic acquisitions in the near future.  In the short-term, any acquisitions will be funded with equity, cash on the balance sheet, cash from operations, and cash or debt raised from outside sources.

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

On May 3, 2010, the Company and Ceridian Corporation (“Ceridian”), a reseller of the Company’s iEmployee products, entered into an agreement by which joint customers of the Company and Ceridian were given until July 31, 2010 to choose either to  (i) contract directly with the Company to continue using our goods and services, or (ii) continue using Ceridian’s offerings that may not include the Company’s products and services.  Depending on the number of customers that contracted with Asure and the related pricing, the cash flows associated with the Ceridian customers may vary from historical levels.  Thus the Company tested the Ceridian contract intangible asset for impairment in accordance with FASB ASC 350.  The Company compared the asset’s carrying amount against the estimated undiscounted cash flows to be generated from the customers that contracted with Asure over the estimated useful life of the intangible asset.  The undiscounted cash flows from the intangible asset exceeded the carrying value of the intangible asset and thus no impairment was required.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework    issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ASURE SOFTWARE, INC.

August 12, 2010	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 12, 2010	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.