Form 10-Q
period 2010-09-30
ASURE SOFTWARE INC
filed 2010-11-10
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORTPURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20008

ASURE SOFTWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Wild Basin Road
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

As of November 8, 2010, the registrant had outstanding 3,084,521 shares of its Common Stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and equivalents	$837	$2,263
Accounts receivable, net of allowance for doubtful accounts of $62 and $34 at September 30, 2010 and December 31, 2009 respectively	1,346	1,526
Notes receivable	60	-
Inventory	85	49
Prepaid expenses and other current assets	266	213
Total Current Assets	2,594	4,051

Notes receivable	60	-
Property and equipment, net	316	581
Intangible assets, net	3,039	3,623
Total Assets	$6,009	$8,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$831	$1,039
Accrued compensation and benefits	116	79
Lease impairment and advance	-	562
Other accrued liabilities	423	411
Deferred revenue	1,866	1,744
Total Current Liabilities	3,236	3,835

Long-term deferred revenue	96	134
Long-term lease impairment and advance	-	196
Other long-term obligations	37	212
Total Liabilities	3,369	4,377

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 6,500 shares authorized; 3,341 and 3,341 shares issued; 3,085 and 3,128 shares outstanding at September 30, 2010 and December 31, 2009, respectively	334	334
Treasury stock at cost, 256 and 213 shares at September 30, 2010 and December 31, 2009, respectively	(5,017)	(4,907)
Additional paid-in capital	270,966	270,925
Accumulated deficit	(263,607)	(262,404)
Accumulated other comprehensive loss	(36)	(70)
Total Stockholders’ Equity	2,640	3,878
Total Liabilities and Stockholders’ Equity	$6,009	$8,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
Revenues	$2,542	$2,368	$7,627	$7,192
Cost of Sales	601	509	1,741	1,445
Gross Margin	1,941	1,859	5,886	5,747

Operating Expenses:
Selling, general and administrative	1,507	3,945	4,391	9,611
Litigation Settlement	-	2,200	-	2,200
Impairment of Assets	-	-	-	630
Research and development	394	517	1,100	1,645
Amortization of intangible assets	150	149	448	447
Loss on lease amendment	-	-	1,203	-
Total Operating Expenses	2,051	6,811	7,142	14,533

Loss From Operations	(110)	(4,952)	(1,256)	(8,786)

Other Income (Expenses):
Interest income	-	9	2	49
Foreign currency translation Gain (loss)	(24)	(30)	(41)	(77)
Gain (loss) on sale of assets	(18)	-	5	30
Interest expense and other	(20)	(5)	(57	(44)
Gain on sale of investment	130	-	130	-
Total Other (Expense)/Income	68	(26)	39	(42)

Loss From Operations Before Income Taxes	(42)	(4,978)	(1,217)	(8,828)
Income Tax Benefit	42	174	14	137
Net Income/ (Loss)	$0	$(4,804)	$(1,203)	$(8,691)

Basic And Diluted Profit (Loss) Per Share	$0.00	$(1.54)	$(0.39)	$(2.79)

Shares Used In Computing Basic And Diluted Loss Per Share	3,085	3,112	3,088	3,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,203)	$(8,691)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	776	845
Amortization of leasehold advance and lease impairment	(758)	(369)
Provision for doubtful accounts	29	(18)
Share-based compensation	41	31
(Gain) loss on sale/disposal of assets	(23)	72
Impairment of Assets	-	630
Loss on disposal of subtenant leasehold improvements	199	-
Note receivable	(120)	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	151	178
Inventory	(36)	60
Prepaid expenses and other current assets	(53)	(113)
Accounts payable	(185)	(2,100)
Accrued expenses and other long-term obligations	(90)	609
Deferred revenue	84	76
Net cash used in operating activities	(1,188)	(8,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	-	(4,540)
Sales of short term investments	-	5,062
Net purchases of property and equipment	(131)	(183)
Net cash provided by (used in) investing activities	(131)	339

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(36)	(19)
Purchase of treasury stock	(110)	-
Net cash used in financing activities	(146)	(19)

Effect of translation exchange rates	39	57

Net decrease in cash and equivalents	(1,426)	(8,413)
Cash and equivalents at beginning of period	2,263	9,235
Cash and equivalents at end of period	$837	$822

SUPPLEMENTAL INFORMATION: NON CASH INVESTING ACTIVITY:
Issuance of note receivable for sale of VTEL common stock	$120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and the cash flows for the nine months ended September 30, 2010 and 2009. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2009.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

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

In addition, the results for the three and nine month periods ended September 30, 2010 are compared with the results of the three and nine month periods ended September 30, 2009, which has been recast due to the change in the Company's fiscal year end from July 31 to December 31.

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

As of September 30, 2010, Asure’s principal source of liquidity consisted of $837 of current cash and cash equivalents as well as future cash generated from operations.  The decline of cash and cash equivalents of $1,426 for the nine months ended September 30, 2010 is due primarily to the lease amendment fee of $1,500 recorded during the second quarter of 2010 which is further discussed in Note 10.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2010.

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

On May 3, 2010, the Company and Ceridian Corporation (“Ceridian”), a reseller of the Company’s iEmployee products, entered into an agreement by which joint customers of the Company and Ceridian were given until July 31, 2010 to choose either to (i) contract directly with the Company to continue using our goods and services, or (ii) continue using Ceridian’s offerings that may not include the Company’s products and services.  Depending on the number of customers that contracted with Asure and the related pricing, the cash flows associated with the Ceridian customers may vary from historical levels.  Thus the Company tested the Customer Relationships intangible asset for impairment in accordance with FASB ASC 350.  The Company compared the asset’s carrying amount against the estimated undiscounted cash flows to be generated from the customers that contracted with Asure over the estimated useful life of the intangible asset.  The undiscounted cash flows from the intangible asset exceeded the carrying value of the intangible asset and thus no impairment was required.

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2010 and December 31, 2009 are as follows:

		September 30, 2010
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(546)	$369
Customer Relationships	8	4,015	(1,499)	2,516
Trade Names	5	288	(172)	116
Covenant not-to-compete	4	150	(112)	38
		$5,368	$(2,329)	$3,039

		December 31, 2009
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(409)	$506
Customer Relationships	8	4,015	(1,123)	2,892
Trade Names	5	288	(129)	159
Covenant not-to-compete	4	150	(84)	66
		$5,368	$(1,745)	$3,623

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended September 30, 2010 and 2009 was $0.150 million and $0.149 included in Operating Expenses, respectively and $0.045 million included in Cost of Goods Sold.  Amortization expense for the nine months ended September 30, 2010 and 2009 was $0.449 million and $0.447 included in Operating Expenses, respectively and $0.090 million included in Cost of Goods Sold.. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five years and thereafter as of September 30, 2010:

Twelve Months Ended
September 30, 2011	$780
September 30, 2012	746
September 30, 2013	502
September 30, 2014	502
September 30, 2015	502
Thereafter	7
$3,039

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of September 30, 2010:

		Fair Value Measure at September 30, 2010
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$837	$837	$—	$—

Total	$837	$837	$—	$—

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income (FASB ASC 220), the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities.  The following table presents the Company’s comprehensive income (loss) and its components for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net Income (Loss)	$0	$(4,804)	$(1,203)	$(8,691)
Foreign currency gain (loss)	(22)	18	34	35
Comprehensive Income (Loss)	$(22)	$(4,786)	$(1,169)	$(8,656)

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) to address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The updated FASB ASC 605 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the updated FASB ASC 605 on January 1, 2010 on a prospective basis for any new contracts entered into after the date of adoption.  The adoptions of this ASC update did not have a material impact to its condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009. However, the Company cannot predict whether the impact of this update will have a material impact in future quarters due to potential changes in products and product mix.  Prior to the adoption of the updated FASB ASC 605, the Company accounted for its software subscriptions and related setup, implementation and professional services as a single accounting unit.  Thus all revenues associated with such an arrangement were recognized pro-rata over the life of the software subscription service contract.  Subsequent to the adoption of the updated FASB ASC 605, the Company accounts for each of these elements as separate accounting units.  Thus the software subscription service revenue is recognized pro-rata over the life of the software subscription contract, while the related setup and implementation revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup and implementation revenues related to software subscriptions.

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended September 30, 2010 and 2009 were $13 and $4, respectively and $41 and $31 for the nine months ended September 30, 2010 and 2009, respectively. The Company did not issue shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the three or nine months ended September 30, 2010 and 2009, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

On September 21, 2009, the Board adopted the Company’s 2009 Equity Plan (the “2009 Equity Plan”) and the plan was approved by the Company’s stockholders at the December 17, 2009 Annual Meeting of Stockholders.  The purpose of the 2009 Equity Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company.  A total of 200 thousand shares of the Company’s Common Stock were available for issuance under the 2009 Equity Plan and provides for the granting of (i) incentive stock options, (ii) non statutory stock options and (iii) stock purchase rights.  A total of 184 thousand options have been granted and are outstanding pursuant to the plan as of September 30, 2010.

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

On July 20, 2009, the trial with Jenkens commenced.  As the result of the jury verdict in July 2009 to award Jenkens approximately $4,600 in damages, attorney’s fees and interest, Asure entered into a settlement agreement with Jenkens, effective August 20, 2009.  Under the settlement agreement, Asure agreed to pay Jenkens $4,300 and the parties agreed to release all claims against each other.  Based on the settlement amount, the Company accrued an additional $2,200 in July 2009 for a total amount accrued of $4,300 as of July 31, 2009. Since the Company was no longer licensing its intellectual property and had no related licensing revenues in fiscal year 2009, this additional $2,200 expense was recorded as part of operating expenses on the Consolidated Statement of Operations for the three months ended September 30, 2009.  Asure paid Jenkens $4,300 on August 25, 2009 and the Company considers this litigation to be concluded.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Basic EPS Computation	2010	2009	2010	2009
Net Income (Loss)	$0	$(4,804)	$(1,203)	$(8,691)

Weighted average shares outstanding	3,085	3,112	3,088	3,111
Basic Loss per share	$0.00	$(1.54)	$(0.39)	$(2.79)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Diluted EPS Computation	2010	2009	2010	2009
Net Income (Loss)	$0	$(4,804)	$(1,203)	$(8,691)

Weighted average shares outstanding	3,085	3,112	3,088	3,111
Common shares equivalents	-	-	-	-
Diluted shares outstanding	3,085	3,112	3,088	3,111
Diluted Loss per share	$0.00	$(1.54)	$(0.39)	$(2.79)

Stock options to acquire 184 thousand shares for the three and nine month periods ended September 30, 2010 and stock options to acquire 66 thousand shares for the three and nine months ended September 30, 2009 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 9 – LEASE IMPAIRMENT

During the quarter ended June 30, 2009, Wild Basin One &Two, Ltd. (“Wild Basin”), Asure’s landlord, communicated to Asure that it needed to accumulate additional reserves, in excess of the reserves currently remitted as required by Wild Basin’s loan agreement. Due to these additional reserves, Wild Basin stated that it is unable to remit any net profit interest payments to the Company as stipulated under the terms of Asure’s lease agreement. Additionally, the then current rental market in Austin, Texas continued to show depressed leasing rates. Based on these factors, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although the Company continued to actively sublease the vacated space, the rates on the new subleases were less than originally anticipated due to the current market rates. Management calculated the economic value of the lost sublease rental income and recorded an additional impairment charge of $630 to the Company’s Consolidated Statement of Operations for the quarter ended June 30, 2009.

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

NOTE 11 – GAIN ON SALE OF INVESTMENT

On September 30, 2010, Asure entered into a Promissory Note with VTEL Products Corporation (VTEL) and J. Merritt Belisle for the sale of its shares of Common Stock in VTEL.  Asure sold 1,312,014 shares for $130,000 with  $10,000 due immediately, $60,000 due September 30, 2011, and the remaining $60,000 due September 30, 2012. Asure recorded a gain on sale of $130,000 in the third quarter of 2010 as these shares were carried at zero value on the balance sheet.  In addition to the note receivable, Asure retains the right to receive 3% of net proceeds of the consideration received by VTEL or its shareholders in connection with a potential change of control.  If no such change of control happens within 5 years, Asure has the right, with written notice, to request VTEL to repurchase this right at fair market value. Asure has not placed a value on this right due to the uncertainty surrounding the future outcome.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2010	2009	2010	2009
Revenues	100%	100%	100%	100%
Gross margin	76.4	78.5	77.2	79.9
Selling, general and administrative	59.3	166.6	57.6	133.6
Research and development	15.5	21.8	14.4	22.9
Amortization of intangible assets	5.9	6.3	5.9	6.2
Asset impairment	0.0	0.0	0.0	8.8
Litigation settlement	0.0	92.9	0.0	30.6
Loss on lease amendment	0.0	0.0	15.8	0.0
Total operating expenses	80.7	287.6	93.6	202.1
Other (loss) income, net	2.7	(1.1)	0.5	(0.6)
Net income (loss)	0.0	(202.9)	(15.8)	(120.8)

THREE AND NINE MONTHS SEPTEMBER 30, 2010 AND 2009

Revenues

Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended September 30, 2010 were $2.542 million, an increase of $0.174 million, or 7.3%, from the $2.368 million reported for the three months ended September 30, 2009.  This was primarily due to a $0.084 million increase in hardware revenue of the Company’s MRM product and a $0.093 million increase in both iEmployee and NetSimplicity SaaS revenues.

Revenues for the nine months ended September 30, 2010 were $7.627 million, an increase of $0.435 million, or 6%, from the $7,192 million reported for the nine months ended September 30, 2009.  This was primarily due to increase in SaaS revenues of $0.265 and a $0.244 million increase in hardware revenues.  These increases were partially offset by a decrease in hardware revenues related to Visual Asset Manager (“VAM”) license sales of $0.038 million. The VAM product line was sold in February 2009 to E-Innovative Services Group (“EISG”), LLC.

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

On May 3, 2010 the Company and Ceridian agreed to dissolve their reseller relationship effective July 31, 2010.  Joint customers of the Company and Ceridian were given the choice of: (i) contracting directly with the Company to continue using its goods and services, or (ii) using Ceridian's offerings.  The Company’s strategy was that it believed that many joint customers and users would decide to contract directly with the Company which would benefit the Company by: (a) permitting us to have a direct relationship with these end users and customers enabling us to have better control over our customer base and (b) improve our margins. At the end of the conversion period , the Company had captured 93% of the November 2009 pre-dispute monthly recurring revenue levels.  Additionally, the majority of iEmployee customers agreed to long-term (1 year or longer) contracts instead of month to month agreements.  Lastly, the Company hopes to grow revenues further by actively pursuing additional joint clients and channel partner sales and organic cross selling opportunities.

Gross Margin

Gross margins for the three months ended September 30, 2010 were $1.941 million, an increase of $0.082 million, or 4.4%, from the $1.859 million reported for the three months ended September 30, 2009.  Gross margins as a percentage of revenues were 76.4% and 78.5% for the three months ended September 30, 2010 and 2009, respectively.  The increase in gross margins of $0.082 million is primarily due to the increase in revenue for the period, which was partially offset by lower margin hardware revenues.  The decrease in gross margin percentage is primarily due to an increase in lower margin hardware revenues.

Gross margins for the nine months ended September 30, 2010 were $5.886 million, an increase of $0.139 million, or 2.4%, from the $5.747 million reported for the nine months ended September 30, 2009.  Gross margins as a percentage of revenues were 77.2% and 79.9% for the nine months ended September 30, 2010 and 2009, respectively.  The increase in gross margins of $0.139 million is primarily due to the increase in revenue for the period, which was partially offset by lower margin hardware revenues.  The decrease in gross margin percentage is primarily due to an increase in lower margin hardware revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2010 were $1.506 million, a decrease of $2.439 million or 61.8%, from the $3.945 million reported for the three months ended September 30, 2009. SG&A expenses as a percentage of revenues were 59.2% and 166.6% for the three months ended September 30, 2010 and 2009, respectively.  The $2.439 million decrease was primarily due to a $1.5 million reduction in one time legal fees due to Proxy and Jenkens litigation, $0.351 million reduction in compensation related to headcount and salary reductions, a $0.310 million in net rent savings related to the amendment to the Company’s building lease with WB One & Two LTD, and $0.280 million charge to reserve the Company’s net profit interest in the building lease.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2010 were $4.389 million, a decrease of $5.222 million or 54.3%, from the $9.611 million reported for the nine months ended September 30, 2009. SG&A expenses as a percentage of revenues were 57.5% and 133.6% for the nine months ended September 30, 2010 and 2009, respectively.  The $5.222 million decrease was primarily due to a $1.2 million reduction in compensation related to headcount reductions and salary reductions in 2009, a $2.2 million reduction in one time legal and consulting fees related to proxy and Jenkens litigation,  $0.640 million in net rent savings related to the amendment to the Company’s building lease with WB One & Two, LTD, a $0.280 million charge to reserve the Company’s net profit interest in the building lease, a reduction of marketing program costs of $0.260 million and a general decrease in consulting, contractor and insurance costs of $0.400 million.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended September 30, 2010 were $0.394 million, a decrease of $0.123 million, or 23.8%, from the $0.517 million reported for the three months ended September 30, 2009. R&D expenses as a percentage of revenues were 15.5% and 21.8% for the three months ended September 30, 2010 and 2009, respectively.  The $0.123 million decrease in R&D expenses was primarily due to a $0.123 million reduction in compensation related to headcount and salary reductions in 2009.

Research and development (“R&D”) expenses for the nine months ended September 30, 2010 were $1.100 million, a decrease of $0.545 million, or 33.1%, from the $1,645 million reported for the nine months ended September 30, 2009. R&D expenses as a percentage of revenues were 14.4% and 22.9% for the nine months ended September 30, 2010 and 2009, respectively.  The $0.545 million decrease in R&D expenses was primarily due to a $0.545 million reduction in compensation related to headcount and salary reduction in 2009.

Asure continues to enhance its workforce productivity solutions including iEmployee (Time & Attendance) and Netsimplicity (Meeting Room Manager). iEmployee improvements include the introduction of new time collection devices including a full-hand biometric and low price-point time clocks. Additionally, the iEmployee has been enhanced to integrate with additional Payroll systems and provide additional reports for channel partners.

New modules have been delivered as part of the Netsimplicity (Meeting Room Manager) product including SocialView (a public calendar module) and a new ad-hoc reporting engine to provide self-service reporting solutions directly to customers. Additionally, several improvements including load balancing and session-state management have been implemented in the Asure SaaS production environment to improve performance for on-demand Netsimplicity customers.

Asure’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential customers and by gauging market trends. In 2010, Asure has implemented an Agile development methodology with major product releases every quarter and maintenance releases approximately every month. The management team believes it has the appropriate development team to design and further enhance its workforce productivity solutions.

Amortization of Intangible Assets in Operating Expenses

Amortization expense for the three months ended September 30, 2010 and 2009 was $0.150 million and $0.149 million, respectively.  Amortization expense for the nine months ended September 30, 2010 and 2009 was 0.449 million and $0.447 million, respectively. Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the three and nine months ended September 30, 2010 and 2009 relate entirely to these acquired intangible assets.

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

The lease amendment resulted  in $0.360 million of cash savings each quarter going forward.

Net Income/Loss

Asure generated net income of $0.0001 million, or $0.00 per share, during the three months ended September 30, 2010, compared to a net loss of $4.804 million or $1.54 per share reported for the three months ended September 30, 2009.  Net income as a percentage of total revenues were 0.0% for the three months ended September 30, 2010 compared to Net Loss of 202.9% for the three months ended September 30, 2009.

Asure generated a net loss of $1.203 million, or $0.39 per share, during the nine months ended September 30, 2010, compared to a net loss of $8.691 million or $2.79 per share reported for the nine months ended September 30, 2009.  Net loss as a percentage of total revenues were 15.8% and 120.8% for the nine months ended September 30, 2010 and 2009, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
	(in thousands)

Working capital	$(641)	$(57)
Cash, cash equivalents and short-term investments	837	3,081
Cash provided/(used) in operating activities	(1,188)	(8,790)
Cash provided/(used) in investing activities	(131)	339
Cash provided/(used) in financing activities	(146)	(19)

Working capital was $(0.641) million on September 30, 2010, a decrease of $0.585 million from $(0.057) million on September 30, 2009.  This decrease was primarily due to a reduction in short-term investments used to fund the lease amendment payment of $1.500 million, and losses from operations and was offset by a reduction of $0.772 in current liabilities related to the lease amendment and reductions in accounts payables and other accrued liabilities.  In addition, the Company believes that it can continue to generate positive cash flow as demonstrated in the third quarter of 2010 and thus continue to increase its available working capital.  Finally, although the Company’s working capital (current assets less current liabilities) is negative, $1.866 million of Asure’s current liabilities is deferred revenue (primarily prepaid SaaS and Maintenance and Service contracts) and thus does not represent a significant cash liability in the near term.  Excluding the $1.866 million in deferred revenue, the Company’s working capital would be $1.225 million and the Company believes is sufficient liquidity to maintain its operations.

Cash used in operating activities was $1.188 million for the nine months ended September 30, 2010 due primarily to the  $1.203 million net loss related to the one-time amendment to the Company’s building lease with WB One & Two, LTD.  Cash used in operating activities was $8.790 million for the nine months ended September 30, 2009 due primarily to $8.691 million in net loss.

Cash used in investing activities was $0.131 million for the nine months ended September 30, 2010 due to net purchases of property and equipment. Cash provided by investing activities was $0.339 million for the nine months ended September 30, 2009 due to sale of short term investments of $0.522 million offset by purchases of property and equipment of $0.183million.  Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of calendar year 2010.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $0.600 million or 67.5% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations.

Cash used in financing activities was $0.146 million for the nine months ended September 30, 2010 related to the repurchase of treasury stock for $0.110 million and payments on capital leases of $0.036 million.   Cash used in financing activities was $0.019 million for the nine months ended September 30, 2009 was for payments on payments on capital leases.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 300,000 shares (adjusted for the 10 to 1 reverse stock split) of the Company’s common stock.  During the nine months ended September 30, 2010 Asure repurchased 43,364 shares of common stock for $110 thousand.  In total, Asure has repurchased 256,107 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of September 30, 2010, Asure’s principal source of liquidity consisted of $837 of current cash and cash equivalents as well as future cash generated from operations.  The decline of cash and cash equivalents of $1,426 for the nine months ended September 30, 2010 is due primarily to the lease amendment fee of $1,500 recorded during the second quarter of 2010 which is further discussed in Note 10.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2010.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework    issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

On July 20, 2009, the trial with Jenkens commenced.  As the result of the jury verdict in July 2009 to award Jenkens approximately $4,600 in damages, attorney’s fees and interest, Asure entered into a settlement agreement with Jenkens, effective August 20, 2009.  Under the settlement agreement, Asure agreed to pay Jenkens $4,300 and the parties agreed to release all claims against each other.  Based on the settlement amount, the Company accrued an additional $2,200 as of July 31, 2009. Since the Company was no longer licensing its intellectual property and had no related licensing revenues in fiscal year 2009, this additional $2,200 expense was recorded as part of operating expenses on the Consolidated Statement of Operations for the quarter ended September 30, 2009.  Asure paid Jenkens $4,300 on August 25, 2009 and the Company considers this litigation to be concluded.

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

ASURE SOFTWARE, INC.

November 9, 2010	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 9, 2010	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.