Form 10-K
period 2010-12-31
ASURE SOFTWARE INC
filed 2011-03-31
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission file number: 0-20008
__________________________________________

ASURE SOFTWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Wild Basin Road, Suite 100
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐      No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                    Accelerated filer   ☐                    Non-accelerated filer    ☐                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐      No ☒

The aggregate market value of the 2,502,136 shares of the registrant's Common Stock held by non-affiliates on June 30, 2010 was approximately $5,767,423. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 25, 2011 there were 3,084,521 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

PART I
(Amounts in thousands, except per share data or otherwise noted)

ITEM 1.  BUSINESS

GENERAL

Asure Software, Inc. ("Asure" or the "Company") a Delaware corporation , is a provider of web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.  The Company was incorporated in 1985 and has principal executive offices located at 110 Wild Basin Road, Austin, Texas 78746.  The Company telephone number is (512) 437-2700 and the Company website is www.asuresoftware.com .  The Company does not intend for information contained on its website to be part of this Annual Report on Form 10-K (the "Report").  Asure makes available free of charge, on or through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the Securities and Exchange Commission.

In September 2007, the Company announced its name change to “Asure Software” to reflect the Company’s focus on its software business for its future growth.  As a software and services provider, in October 2007, Asure purchased iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions.  As a result of the iEmployee acquisition, the Company currently offers two main product lines in its software and services business: NetSimplicity and iEmployee. Asure’s NetSimplicity product line provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager, automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.  Asure’s iEmployee product line helps simplify the HR process and improves employee productivity by managing and communicating human resources, employee benefits and payroll information.  iEmployee's web-based solutions include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others. Additional business information is contained elsewhere in this Report, including under Item 7 of Part II ( Management’s Discussion and Analysis of Financial Condition and Results of Operations ).

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

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Asure’s current compliance deadline had been extended until November 17, 2009.  As a method of gaining the required $1.00 share bid price, effective on December 28, 2009, Asure implemented a reverse stock split approved by Asure’s stockholders at the December 17, 2009 Annual Meeting.  Pursuant to the reverse stock split, every ten shares of issued and outstanding common stock of Asure, $.01 par value per share were automatically converted to one issued and outstanding share of common stock without any change in the par value of such shares. Historical share data presented in these consolidated financial statements and notes thereto have been restated to reflect this reverse stock split. Accordingly, in January of 2010 Asure regained compliance with the $1.00 share bid price requirement.

On January 29, 2009, Asure’s Board announced its plan to take the Company private.  Due to concerns including the loss of liquidity and reduced requirements for regular financial reporting and disclosure, a group of shareholders led by Red Oak Fund, LP (“Red Oak”) opposed the Go-Private effort.  As shareholder vote counts substantiated  that a majority of shareholders also opposed the Go-Private effort, the Board canceled the special meeting and withdrew its proposal to go private.  Subsequently, Red Oak nominated a slate of board directors, and such slate was elected to replace Asure’s prior Board during the Company’s annual shareholders’ meeting on August 28, 2009.  In addition to a new board of directors, the Company is currently managed by a new Chief Executive Officer, who the new board of directors believes will be able to implement its strategy for growing the software business and achieving profitability and positive cash flows.  However, uncertainties and challenges remain and there can be no assurances that Asure's current strategy will be successful.

On November 24, 2009, the Board of Directors of the Company approved a change in the Company's fiscal year end from July 31 to December 31 of each year.  This change to the calendar year reporting cycle began January 1, 2010. As a result of the change, the Company had a five month transition period from August 1, 2009 to December 31, 2009, the results of which will be included on Form 10-K for the fiscal year ended December 31, 2010.

PRODUCTS AND SERVICES

As Asure Software, Asure offers web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.  The workforce management solutions include scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support, installation and training and other professional services.  The Company offers its workforce management solutions under two product lines: NetSimplicity and iEmployee.

The Company’s NetSimplicity line of software products enable corporations, educational institutions, law firms and healthcare facilities, in the United States and worldwide, to more effectively manage shared office space, equipment, assets and resources.  Now in its eighth major release, Meeting Room Manager has evolved into a scheduling solution that enables organizations to better manage their meeting environment by managing everything related to the meeting environment, including rooms, catering, A/V, equipment, setup and other resources and services.  Meeting Room Manager has a number of interface options including a web-based Microsoft Outlook® or a LCD Panel interface.  Meeting Room Manager is marketed both on an in-house installed, perpetual license basis, and on a hosted subscription, software-as-a-service (“SaaS”) basis.  The Company also offers complementary LCD panels as optional add-ons as a means to access its scheduling software and book rooms ad hoc via panel interfaces.

The Company’s iEmployee suite of time and attendance and human resources software enables small to medium-sized businesses to transition to an online, self-service human resources process, thereby improving accuracy and reducing administrative costs.  All iEmployee products are offered on a hosted subscription, SaaS basis, which saves customers the need to install software or maintain hardware and provides customers a quick and easy way to implement a fully-automated human resource information system solution.  Additionally, iEmployee products are integrated with leading payroll and benefits providers, allowing customers to advance to online, self-service HR without significant switching costs.  The Company’s two primary iEmployee products are Time & Attendance and HR & Benefits.

iEmployee’s Time & Attendance solution enables organizations to manage hourly time tracking, project time tracking and paid-time-off in one unified system, thus eliminating paper timekeeping hassles. It provides automated workflows to increase manager and employee productivity and automatically enforces company policies and business rules, eliminating costly time-reporting and calculation errors.  In April 2010, the Company introduced the iEmployee TTG-400 Time Clock, a hardware time collection device that allows employers to capture employee time punches through a full range of biometric and card recognition options.  The combination of Time & Attendance and TTG-400 Time Clock offers customers a comprehensive web and physical time clock time and attendance system that is affordable and easy to deploy.

iEmployee’s HR & Benefits solution significantly reduces the HR administrative burden, eliminates paper and paper processing costs and simplifies compliance with regulatory statutes. Built on a foundation of effective self-service features that are easy to use, HR & Benefits can transform the human resource process from a focus heavily weighted on paperwork to a direct focus on the employees.  Asure has minimized new development on this product, but still maintains and supports its existing customer base on HR & Benefits.

Support and professional services are another key element of Asure’s software and services business. As an extension of its perpetual software product offerings, NetSimplicity offers its customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to the Company’s software products, all without any additional cost to the customer.  At the customer’s request, the Company provides installation of and training on its products, add-on software customization, and other professional services.

PRODUCT DEVELOPMENT

The technology industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs and continual improvement in product performance characteristics.  To be successful, Asure strives to be cost-effective and timely in enhancing its current software applications, developing new innovative software solutions that address the increasingly sophisticated and varied needs of an evolving range of customers, and anticipating technological advances and evolving industry standards and practices.

Asure Software’s development teams are located in Warwick, Rhode Island and Mumbai, India, and are staffed with software developers, quality assurance engineers and support specialists who work closely with the Company’s customers and the Company’s sales and marketing teams to build products based on market requirements and customer feedback.

The Company’s research and development strategy is to continue to enhance the functionality of its software products through new releases and new feature developments.  Asure will also continue to evaluate opportunities for developing new software so that organizations may further streamline and automate the tasks associated with administering their businesses.  The Company seeks to simultaneously allow organizations to improve their productivity while reducing the costs associated with those business tasks.

Despite the Company’s best efforts, there can be no assurance that Asure will complete its existing and future development efforts or that its new and enhanced software products will adequately meet the requirements of the marketplace and achieve market acceptance.  Additionally, Asure may experience difficulties that could delay or prevent the successful development or introduction of new or enhanced software products.  In the case of acquiring new or complementary software products or technologies, the Company may not be able to integrate the acquisitions into its current product lines.  Furthermore, despite extensive testing, errors may be found in the Company’s new software products or releases after shipment, resulting in a diversion of development resources, increased service costs, loss of revenue and/or delay in market acceptance.

SALES AND DISTRIBUTION

Asure’s software products and services are sold primarily through a direct web and telesales model, which enables the Company to sell its software solutions in an efficient, cost-effective manner. Prospective customer visits one of the Company’s two product line websites, NetSimplicity or iEmployee, gathers the needed product information, and can optionally register for webcasts, product demonstrations, white papers and the like.  At that point, the prospective customer provides contact information via the website and a sales representative follows up to provide further information and conclude the sale.  In addition to this direct, inside sales model, the Company supplements these efforts with its partner programs described below.  By working with these partners, the Company expands the reach of its direct sales force and gains access to key opportunities in major market segments worldwide.  The Company has two distinct levels of partners in its Partner Program: Reseller Partners and Referral Partners.

Reseller Partners are companies that represent the Company in geographical areas outside the United States, as well as  before the Federal government and with companies that offer complementary products  to either the NetSimplicity product line or the iEmployee product line.  Reseller Partners commit to a minimum level of business per year with the Company and receive a channel discount for that commitment.  The Company’s Reseller Partners outside the United States include Novera in Australia and Isyd in Germany, both of whom represent the NetSimplicity product line.  The Company also has several Reseller Partners that represent NetSimplicity software in the Federal government space.  Resellers of iEmployee include Oasis Outsourcing in the United States, a large provider of human resource outsourcing solutions.  These Reseller Partners do not represent more than 10% of the Company’s revenue.

Referral Partners provide the Company with the name and particular information about a customer and its needs as a sales lead.  If the Company accepts the sales lead, registers it for a particular Referral Partner and subsequently makes a sale as a direct result of such a lead, the Company will pay the Referral Partner a sales lead referral fee.  Currently, the Company has a number of Referral Partners including PolyVision Corp./Steelcase and e-Innovative Solutions for the NetSimplicity product line and several small firms for iEmployee’s Time & Attendance product.  These Referral Partners do not represent more than 10% of the Company’s revenue.

The Company also has a "digital signage solutions" partner program, which enables it to resell digital signage hardware to complement Meeting Room Manager.  Digital Signage hardware displays room reservation information from NetSimplicity and is used by customers to publish room booking information in public spaces.  Partners in this program include four vendors: Advantech, Tablet Kiosk, the CRE Group and JANUS Digital Displays.  NetSimplicity has experienced successful customer deployments with each vendor's hardware.

COMPETITION

Asure’s NetSimplicity line of scheduling software products has a competitive advantage in the marketplace by being able to automate business processes that are otherwise typically performed manually or with the assistance of general-purpose office software tools such as Microsoft Outlook®, Exchange® or Excel®.  Meeting Room Manager competes with other scheduling software applications offered by companies such as PeopleCube, Dean Evans and Associates, and Emergingsoft.  The principal competitive advantages of Meeting Room Manager with respect to these other products include Meeting Room Manager’s broad product capabilities, Software-as-a-Service (“SaaS) delivery model, more customizable user interface, and price.

            Asure’s iEmployee line of time and attendance and human resource software has a competitive advantage in the marketplace by being able to serve organizations looking for specific point-solutions as well as organizations looking for an integrated suite of solutions. By being able to compete tactically with point-solutions and strategically with an integrated suite of solutions, iEmployee can serve the needs of a broad spectrum of companies. While iEmployee has the advantage of flexibility, ease-of-use, affordability and speed of delivery, the Company faces certain challenges with various types of competitors:

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

Since the market for the Company’s products and services is subject to rapid technological change and since there are relatively low barriers to entry in the workforce management software market, the Company may encounter new entrants or competition from vendors in some or all aspects of its two product lines. Competition from these potential market entrants may take many forms. Some of the Company’s competitors, both current and future, may have greater financial, technical and marketing resources than the Company and therefore, may be able to respond quicker to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Asure is actively taking measures to effectively address its competitive challenges.  However, there can be no assurance that the Company will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.

MARKETING

The Company’s software and services business has a large roster of more than 3,500 domestic and international customers. The consistent growth of the customer base relies on the development and implementation of a comprehensive integrated marketing plan.  Although the Company’s customers include many Fortune 500 companies and that base continues to grow, the marketing plan is primarily aimed at reaching small and medium-sized businesses and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific.  The integrated elements of Asure’s marketing plan include a mix of demand generation, public relations and other corporate communications activities to ensure a consistent and accurate flow of information to and from prospects, customers and other key stakeholders.  In terms of ongoing demand generation activities, the Company focuses its efforts primarily on search engine marketing including search engine optimization, pay per click advertising and social media.  Additional marketing strategies include outbound e-mail marketing, lead nurturing, targeted trade shows and industry focused print advertising.

TRADEMARKS

Due to the Company’s use of the d/b/a Asure Software, the Company has registered the "Asure Software" trademark with the U.S. Patent and Trademark Office (the “USPTO”).  As a result of the iEmployee acquisition in October 2007, the Company holds the “iEmployee” trademark.

EMPLOYEES

As of February 28, 2011, the Company had a total of 56 employees, 19 of whom reside in India, in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	13
Sales and marketing	11
Customer service and technical support	21
Finance, human resources and administration	11
Total	56

The size and composition of Asure's workforce is continually evaluated and adjusted. The Company also occasionally hires contractors to support its sales and marketing, information technology and administrative functions.  None of the Company’s employees are represented by a collective bargaining agreement.  Asure has not experienced any work stoppages and considers its relations with its employees to be good.  Additionally, Asure augments its workforce capacity in both ‘research and development’ and ‘sales and marketing’ by contracting for services through third parties.

The future performance of the Company depends largely on its ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced technical, sales, marketing and managerial personnel.  Asure's future development and growth depend on the efforts of key management personnel and technical employees. Asure uses incentives, including competitive compensation and stock option plans to attract and retain well-qualified employees. However, there can be no assurance that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Asure's key management or technical personnel could have a material and adverse effect on its business and operating results.

EXECUTIVE OFFICERS OF THE COMPANY

CHIEF EXECUTIVE OFFICER: Patrick Goepel, age 49, was elected to the Company’s Board of Directors at its August 28, 2009 Annual Meeting of Shareholders.  Mr. Goepel was subsequently appointed as Interim Chief Executive Officer on September 15, 2009 and became Chief Executive Officer of the Company as of January 1,2010.  Prior to his appointment, Mr. Goepel served as Chief Operating Officer of Patersons Global Payroll and oversaw its human relations function. Previously, he was the President and Chief Executive Officer of Fidelity  Investment's Human Resource Services Division from 2006 to 2008, President and Chief Executive Officer of Advantec from 2005 - 2006 and Executive Vice President of Business Development and US Operations at Ceridian from 1994 - 2005. A former board member of iEmployee, Mr. Goepel currently serves on the board of directors of Allover Media, iiPay-Integrated International Payroll, and SafeguardWorld International.

CHIEF FINANCIAL OFFICER:  David Scoglio, age 34, joined Asure Software as Vice President and Chief Financial Officer in January 2010. Before joining the team at Asure, Mr. Scoglio held a variety of positions at Fidelity Investments from 1998 to 2009, and most recently held the position of Senior Director of Finance with Fidelity's Human Resource Services division. David holds a Master’s of Science in Finance from Boston College and a Bachelor of Science in Finance from Bentley University.

VICE PRESIDENT OF PRODUCTS, TECHNOLOGY, & SERVICES:  Michael Galyen, age 43, joined Asure in February of 2009.  Prior to joining Asure, Mr. Galyen served as Management Consultant for BakBone Software, Boundless Networks, Groom Energy and Novotus from 2008-2009. Previously he was Director of Product Management at Authoria, where he was responsible for defining and building the company's award-winning talent management solutions from 2005-2008, Director of Product Management for Hire.com where he led product strategy for a SaaS suite of enterprise recruiting solutions from 2000-2005, and Director of Technology for the Bernard Hodes Group from 1994-2000.

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2.  PROPERTIES

On April 28, 2010, Asure Software, Inc. (the “company”), entered into an Amendment to the Building Lease originally date January 6, 1998 (the “Lease”) between Asure Software and WB One & Two, LTD (“Landlord”).  Pursuant to the terms of the amended Lease and related amendments, the Landlord agreed to reduce the square footage leased by the Company from 137,530 square feet to approximately 9,000 square feet.  In addition, the current monthly rent of $299 was reduced to $20.  In exchange for the rent and square footage reduction, the Company agreed to a onetime payment of $1,500 and to forgo approximately $159 of monthly subtenant income it received from the excess space under the current lease.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The Company took a one time charge related to the lease modification of approximately $1,200 in its second quarter of 2010.

Asure leases approximately 1,000 square feet of office space in Vancouver, British Columbia, Canada; approximately 5,000 square feet in Warwick, Rhode Island and approximately 2,000 square feet in Mumbai, India

Management believes that the leased properties described above are adequate to meet Asure's current operational requirements and can accommodate further physical expansion of office space as needed.

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

On July 20, 2009, the trial with Jenkens commenced.  As the result of the jury verdict in July 2009 to award Jenkens approximately $4,600 in damages, attorney’s fees and interest, Asure entered into a settlement agreement with Jenkens, effective August 20, 2009.  Under the settlement agreement, Asure agreed to pay Jenkens $4,300 and the parties agreed to release all claims against each other.  Based on the settlement amount, the Company accrued an additional $2,200 in July 2009 for a total amount accrued of $4,300 as of July 31, 2009. Since the Company was no longer licensing its intellectual property and had no related licensing revenues in the year ended December 31, 2009, this additional $2,200 expense was recorded as part of operating expenses on the Consolidated Statement of Operations for the three months ended September 30, 2009.  Asure paid Jenkens $4,300 on August 25, 2009 and the Company considers this litigation to be concluded.

PART II
(Amounts in thousands, except per share data or otherwise noted)

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The common stock of the Company is currently trading in the NASDAQ Capital Market System under the symbol "ASUR".  The following table sets forth the high and low sales prices for the Company’s common stock for each full quarter of 2010 and 2009:

	FISCAL YEAR		FISCAL YEAR
	2010		2009
	HIGH	LOW	HIGH	LOW
1st Quarter	$2.82	$2.19	$2.60	$1.20
2nd Quarter	$2.81	$2.17	$2.70	$1.20
3rd Quarter	$2.64	$2.11	$4.50	$1.40
4th Quarter	$3.15	$2.21	$4.20	$2.00

DIVIDENDS

The Company has not paid cash dividends on its common stock during fiscal years 2010 and 2009, and presently intends to continue a policy of retaining earnings for reinvestment in its business, rather than paying cash dividends.

HOLDERS

As of March 21, 2011, there were approximately 799 stockholders of record of the Company’s common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

 See "Equity Compensation Plan Information" under Item 12 of Part III of this Report (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ).

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

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Asure’s current compliance deadline had been extended until November 17, 2009.  To solve this issue, the company decided to initiate a reverse stock split to raise the bid price above $1.00 per share.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure's Consolidated Statements of Operations:

	Twelve Months	Twelve Months	Twelve Months	Five Months
	Ended December 31,	Ended December 31,	Ended July 31,	Ended December 31,
	2010	2009 (1)	2009	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Gross Margin	77.5	78.8	80.0	77.2
SG&A	56.7	112.8	125.2	88.4
R&D	14.4	20.9	22.6	16.9
Loss on Lease Amendment	12.0	-	-	-
Litigation Settlement	-	22.5	21.9	-
Impairment of Assets	-	6.4	6.3	-
Amortization of Intangible Assets	6.0	6.1	6.0	6.2
Total Operating Expenses	89.2	168.7	181.9	111.6
Other Income, Net	0.2	(0.8)	3.9	(1.4)
Net Loss	-11.3%	-89.6%	-97.0%	-36.5%

(1) For comparative purposes, the Company has included unaudited percentages for the twelve months ended December 31, 2009, which reflects the combining of audited results for the five months ended December 31, 2009 and twelve months ended July 31, 2009 for the respective annual 2009 period.

Overview

During the period ended December 31, 2010, the Company focused on its core software business through reducing unnecessary expenses and growing and maintaining its customer base and thus growing revenue.  Outside of its core software business, Asure accomplished three major goals.  First, on April 28, 2010, Asure Software, Inc. (the “Company”), entered into an Amendment to the Building Lease originally dated January 6, 1998 (the “Lease”) between Asure Software and WB One & Two, LTD (“Landlord”).  Pursuant to the terms of the amended Lease and related amendments, the Landlord agreed to reduce the square footage leased by the Company from 137,530 square feet to approximately 9,000 square feet.  In addition, the current monthly rent of $299 was reduced to $20.  In exchange for the rent and square footage reduction, the Company agreed to a onetime payment of $1,500 and to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the current lease.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The Company took a one time charge related to the lease modification of approximately $1,200 in its second quarter of 2010.  This transaction saved the company approximately $120 per month in excess real estate cash flow going forward.  Secondly, Asure sold off the last active remnants of its intellectual property business.  Thirdly, the Company ensured NASDAQ compliance through a reverse 10 for 1 stock split in November 2009.

On May 3, 2010, the Company and Ceridian Corporation (“Ceridian”), a reseller of the Company’s iEmployee products, entered into an agreement by which joint customers of the Company and Ceridian were given until July 31, 2010 to choose either to  (i) contract directly with the Company to continue using our goods and services, or (ii) continue using Ceridian’s offerings that may not include the Company’s products and services. The Company was able to retain substantially all of the monthly revenue associated with the former Ceridian customers.

Under the continued guidance and direction of its new directors and Chief Executive Officer, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully grow its revenues or achieve profitability and positive cash flows during calendar year 2011.

Revenues

Consolidated revenues were $10.0 million in fiscal year 2010 and $9.8 million in fiscal year 2009. The increase was $0.2 million, or 2.5%.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, time and attendance and human resource software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

During the year ended December 31, 2010, the $0.2 million increase in total revenues is due primarily to increases in software subscriptions (SaaS or cloud-based) revenues, offset by decreases in software licenses revenues.  Revenue related to Asure’s other products and services showed marginal increases year over year.

During fiscal year 2010, software subscription revenues increased by $0.3 million.  iEmployee’s time and attendance and human resource software, as well as the Company’s Meeting Room Manager On Demand software, are delivered to customers under the “SaaS” model, which is software as a service offered on a subscription basis.  In recent times, this type of software subscription has become t known as “cloud-based” software subscriptions in addition to being referred to as a “SaaS” model. When purchasing iEmployee’s time and attendance and human resource software or Meeting Room Manager On Demand, customers do not need to install or maintain the software on their own servers. Additionally, purchasing an annual subscription may not require as stringent approval requirements as purchasing a perpetual license. Thus, purchasing Meeting Room Manager on a subscription basis is becoming more appealing to customers as they try to meet operational goals while reducing capital expenditures.   Increases were present in both of Asure’s product lines with NetSimplicity software subscription revenue increasing $0.2 million, or 28% and iEmployee software subscription revenue increasing by $0.1 million, or 3%.   NetSimplicity software subscription increases were driven by new sales and the accretive nature of recurring subscription revenue.  Increased sales drove the monthly base of NetSimplicity software subscription revenue up 41% at the end of 2010 compared to the run rate present in December 2009.  Additionally, Asure implemented price increases in late 2010 which added an increase of $30.  iEmployee growth of $0.1 million was driven by annual price increases related to both inflation and software releases adding new features and functionality.

During 2010, software license (NetSimplicity) revenues decreased by $0.1 million.   New and enhanced product features to Meeting Room Manager continued to be introduced to the market during 2010, however, the Company has ramped up efforts to focus its sales on the repetitive nature of its Meeting Room Manager On Demand software subscription product as an alternative to the one time nature of its perpetual, in-house software solution.  These factors contributed to the decrease in NetSimplicity revenues of $68. Additionally, in February 2009, Asure sold its Visual Asset Manager (“VAM”) software product to E-Innovative Services Group (“EISG”), LLC in order to focus its NetSimplicity investment on Meeting Room Manager.    Thus, VAM software license revenues decreased by $69 in 2010.  The decrease in overall Meeting Room Manager sales and the sale of the VAM software product led to the $0.1 million decrease in the Company’s software license revenues during 2010.

All other revenue amounted to an increase of $0.1 million over the prior year.  Hardware, maintenance, and professional services (deployment) all posted marginal increases over the prior year of $43, $33 and $17 respectively.  Professional Services revenue in iEmployee declined year over year by $55, which is directly related to lower new sales and related implementation fees at the time of initial sale.  In NetSimplicity, Professional Services grew by $72 year over year.  Factors in this growth include the one-time nature of the perpetual software and related implementations, professional services associated with the rapidly growing Meeting Room Manager On Demand software subscriptions, new bundled Professional Services offerings and management’s initiatives in 2010 to increase billable utilization of its Professional Services staff.  NetSimplicity Hardware revenues grew by $96 year over year while iEmployee hardware revenues declined by $53.  NetSimplicity Meeting Room Manager hardware revenue increased by $0.1 million and was driven by Meeting Room Manager related product sales to both new customers and an aggressive management strategy to sell to its base of NetSimplicity in-house customers, as well as the introduction of new products, such as digital signage and alternative vendor solutions for its interactive LCD panels.  Offsetting Meeting Room Manager hardware sales was the reduction of VAM hardware sales year over year of $38 due to its sale in February.   The decrease in iEmployee hardware was driven by an abnormally large sale to one customer in November of 2009 of $79.  Despite the decrease in software license sales during the year ended December 31, 2010, Asure does continue to sell additional licenses and its cumulative license base continues to grow.  As a result, the Company’s related maintenance base also continues to grow, albeit by only $33 year over year.  Additionally, Asure has proactively added an evergreen provision to its annual maintenance contracts in an effort to retain customers.

Although the Company’s sales have been concentrated in certain industries, including corporate, education, healthcare, governmental, legal and non-profit, Asure’s total customer base is widely spread across industries.  Geographically, Asure sells its products worldwide, but sales are largely concentrated in the United States and Canada.  Additionally, Asure has a distribution partner in Australia.   For the year ended December 31, 2010, Asure continued to target small and medium businesses and divisions of enterprises in these same industries. As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Asure will continue to focus on sales of its Meeting Room Manager On Demand and iEmployee SaaS products, including NetSimplicity’s Meeting Room Manager On Demand as an alternative to its perpetual in-house software solution in 2011.

In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  In 2010, Asure acquired an additional product from its Australian distribution partner.  Sales of Net Simplicity’s Social View product, available as a complementary product to both Meeting Room Manager On Demand and the perpetual in-house software solution, contributed $57 in new bookings in 2010.

Gross Margin

Consolidated gross margins were $7.8 million in fiscal year 2010 and $7.7 million in fiscal year 2009. The increase was $0.1 million, or 0.9%.  Consolidated gross margin percentages were 77.5% for fiscal year 2010 and 78.8% for fiscal year 2009.

The cost of sales relates primarily to compensation and related consulting expenses, hardware expenses and the amortization of the Company’s purchased software development costs.  These expenses represented approximately 89.6% and 89.7% of the total cost of sales for the years ended December 31, 2010 and 2009, respectively.  These expenses increased by $160 year over year driven by higher use of third party consultants on professional services work.

During fiscal year 2011, Asure expects to continue proactively managing its cost of sales by maximizing efficiencies throughout the Company.  Additionally, it will continue to see benefits driven by the outsourcing of software certain software support functions in its fiscal 3rd quarter of 2010.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $5.7 million in fiscal year 2010 and $11.0 million in fiscal year 2009. The decrease was $5.3 million, or 48.2%.  SG&A expenses were 56.7% and 112.8% of total revenues for the years ended December 31, 2010 and 2009, respectively.

The $5.3 million decrease in SG&A expenses during the year ended December 31, 2010 is due to the following factors:  decreases in legal and proxy expenses related to the Company’s efforts to go private and to litigate against Jenkens & Gilchrist, P.C. (“Jenkens”), Asure’s former legal counsel; the decrease in reserves related to its receivable from Wild Basin; the July 2009 reduction in force and related salary reductions, and related cost control and turnaround initiatives.

On January 29, 2009, Asure announced its plan to take the Company private.  Due to concerns including the loss of liquidity and reduced requirements for regular financial reporting and disclosure, a group of shareholders led by Red Oak Fund, LP (“Red Oak”) opposed the Go-Private effort.  As shareholder vote counts indicated that a majority of shareholders were also opposed to the Go-Private effort, the Board canceled the special meeting and withdrew its proposal to go private.  Subsequently, Red Oak nominated a slate of board directors, who were elected to replace Asure’s prior Board during the Company’s annual shareholder’s meeting on August 28, 2009. As a result of these activities, Asure incurred significant legal expenses related to its efforts to privatize the Company, including the legal expenses required for the proxy contest related to its Board of Directors.  Additionally, during fiscal year 2009, the Company prepared for its trial with Jenkens, which started on July 20, 2009 (also see “Litigation Settlement” discussion below).  To litigate against Jenkens, the Company incurred additional significant legal expenses in the year ended December 31, 2009.  The proxy contest and the Jenkens litigation have been concluded.  The combined one time legal and proxy expenses incurred during the privatization and subsequent proxy fight, along with the Jenkins litigation amounted to $2.1 million in the year ended December 31, 2009

In accordance with the lease agreement for Asure’s corporate offices in Austin, Texas, Wild Basin One & Two, Ltd. (“Wild Basin”), Asure’s landlord, previously paid the Company certain net profit interest payments.  However, during the year ended December 31, 2009, Wild Basin communicated to Asure that it needed to accumulate additional reserves, in excess of the reserves currently remitted as required by Wild Basin’s loan agreement.  Due to these additional reserves, Wild Basin was unable to remit any net profit interest payments to Asure. Accordingly, the Company recorded a 100% reserve against its receivable from Wild Basin, the related $0.5 million expense was included in SG&A expenses for the year ended December 31, 2009.

Due to the unexpected significant legal expenses during the year ended December 31, 2009, Asure implemented a mandatory 10% pay reduction for all of its personnel on March 1, 2009.  As Asure evaluated its ongoing expense structure it made these reductions permanent at the end of 2009.  Additionally, Asure terminated approximately 25% of its workforce effective August 7, 2009.   The net reduction in Compensation, Benefits, Commissions and Contract Labor expenses from 2009 to 2010 was $1.5 million, driven by these actions.  Related cost control initiatives including reducing marketing expenses, and insurance (directors and officers and other insurance) and audit fees.  Theses expense reductions amounted to $0.3 million, and $0.3 million respectively.  Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

No known significant related legal expenses are expected to be incurred in fiscal year 2011.  Significant legal expenses may be incurred during prospective due diligence if the company were enter into a letter of intent for merger or acquisition related activity

Research and Development

Research and development ("R&D") expenses were $1.4 million in fiscal year 2010 and $2.0 million in fiscal year 2009. The decrease was $0.6 million, or 29.2%.  R&D expenses were 14.4% and 20.9% of total revenues for the years ended December 31, 2010 and 2009, respectively.

Approximately 93.1% of the $0.6 million decrease resulted from headcount, consulting and contract labor expenses driven by both the 2009 reduction in force and related 10% pay reductions as well as the Q3 2010 outsourcing of NetSimplicity development.

During the year ended December 31, 2010, Asure continued to improve and enhance its workforce management solutions – particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager software from its NetSimplicity product line.  During the year ended December 31, 2010 enhancements to the Time & Attendance included an additional application programming interface (“API”) delivered via webservices for time collection, which expands the software’s interoperability with various time clocks in addition to Asure’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers. The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Asure also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

Throughout the year ended December 31, 2010, Asure continued to develop Meeting Room Manager and released a few minor versions that enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others, and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook®. Asure’s R&D efforts related to its NetSimplicity product line culminated in August 2009 when the Company released Meeting Room Manager, Version 8.0.  Under this next generation of the Company’s room and resource scheduling solution, customers have the benefit of a bi-directional Outlook Plug-in.  Meetings and resources scheduled through Microsoft Outlook are synchronized to the Web client, thus allowing users to create, manage and update information from the Web client, given the appropriate privileges.  Customers can now delegate scheduling responsibilities to individuals without requiring access to Microsoft Outlook.

Asure’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential customers and by gauging marketing trends.  Management believes it has the appropriate development team to design and further improve its workforce management solutions.

Loss on Lease Amendment

On April 28, 2010 the Company entered into an Amendment to its current building lease with Wild Basin. Pursuant to the terms of the amended Lease, the Landlord agreed to reduce the square footage leased by the Company from 137 thousand square feet to 9 thousand square feet for the lease’s remaining three years.  In addition, the monthly rent of $299 was reduced to $20 beginning April 1, 2010.  In exchange for the rent and square footage reduction, the Company made a onetime payment of $1,500 and agreed to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the prior lease.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The $1,203 loss consists of the following expenses; the $1,500 lease termination fee, the write-off of $186 of subtenant lease hold improvements and $45 in transaction costs.  These expenses were offset by the reversal of the following liabilities; $254 of leasehold advance, $235 of leasehold impairment and $39 of other net liabilities.

Litigation Settlement

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

Impairment of assets

During the year ended December 31, 2009, the current rental market in Austin, Texas continued to show depressed leasing rates.  Based on this factor and the uncertainty in collecting its net profit interest payments from Wild Basin, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term.  Although Asure continued to actively sublease the vacated space, the rates on the new subleases were less than originally anticipated due to the current market rates at that time.  Management calculated the economic value of the lost sublease rental income and recorded an additional impairment charge of $0.6 million to the Company’s Consolidated Statement of Operations for the twelve months ended December 31, 2009.

Amortization of intangible assets

Amortization expenses were $0.6 million in fiscal year ended December 31, 2010 and 2009, respectively. Amortization expenses were 6.0% and 6.1% of total revenues for the fiscal years ended December 31, 2010 and 2009, respectively. Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the years ended December 31, 2010 and 2009 relate entirely to these acquired intangible assets (see Note 5, in the accompanying financial statements).

Other Income and loss

Other Income was $20 in fiscal year ended December 31, 2010 while the fiscal year ended December 31, 2009 had other losses of $75.  The increase was $95, or 126.7%.  Other Income was 0.2% and other loss 0.8% of total revenues for the years ended December 31, 2010 and 2009, respectively.

The increase in Other Income during the year ended December 31, 2010 was due primarily to Asure selling its 1,312,014 shares of Common Stock in VTEL for $130.  The gain was offset by decrease in Interest Income by $48 in 2010 due primarily to decrease in Cash and Investments as compared to the year 2009.

Income Taxes

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $152.6 million, R&D credit carryforwards of approximately $4.6 million and alternative minimum tax credit carryforwards of approximately $0.2 million. The net operating loss and R&D credit carryforwards will expire in varying amounts from 2011 through 2031, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax years ended December 31, 2010 and 2009. During the year ended December 31, 2010, the valuation allowance decreased by approximately $4.6 million due primarily to operations, including expirations of tax carryforwards. Approximately $8 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Net Loss

Net loss was $1.1 million and $8.8 million in fiscal years 2010 and 2009, respectively.  The decrease in net loss was $7.6 million, or 87.0%.  Net loss as a percentage of total revenues was 11.3% and 89.6% for the years ended December 31, 2010 and 2009, respectively.  The $7.6 million decrease in net loss during the year ended December 31, 2010 was due primarily to the $5.3 million decrease in Selling, General and Administrative expenses  as well as significant one time items in 2009 including the $2.2 million litigation settlement expenses and the lease impairment of $0.6 million., offset by the $1,200 loss on lease agreement during the year ended December 31, 2010.

Liquidity and Capital Resources

	For the year ended December 31,
	2010	2009
	(in thousands)

Working capital	$(320)	$216
Cash, cash equivalents and short-term investments	1,070	2,263
Cash (used in) operating activities	(939)	(9,663)
Cash (used in) provided by investing activities	(141)	2,562
Cash (used in) provided by financing activities	(158)	45

Working capital was ($320) at end of December 31, 2010, a decrease of $536 from $216 on December 31, 2009.  This decrease was primarily due to a reduction in short-term investments used to fund the lease amendment payment of $1.500, and losses from operations which  was offset by a reduction of $864 in current liabilities related to the lease amendment and reductions in accounts payables and other accrued liabilities.  The Company believes that it can continue to generate positive cash flow and continue to increase its available working capital.  Finally, although the Company’s working capital (current assets less current liabilities) is negative, $1.9 million of Asure’s current liabilities is deferred revenue (primarily prepaid SaaS and Maintenance and Service contracts) and thus does not represent a significant cash liability in the near term.  Excluding the $1.955 million in deferred revenue, the Company’s working capital would be $1.635 million and the Company believes it has sufficient liquidity to maintain its operations.

Cash used in operating activities was $939 in the year ending December 31, 2010 and was $9.7 million in the year ending December 31, 2009. The $937 of cash used in operating activities during fiscal year 2010 was due primarily to $1.1 million in net loss which was driven by the one-time amendment to the Company’s building lease with WB One & Two, Ltd. The $9.7 million of cash used in operating activities during fiscal year ending December 31, 2009 was due primarily to $8.8 million in net loss and payment of the Jenken’s settlement of $4.3 million.

Cash used in investing activities was $141 for the year ending December 31, 2010 due to net purchases of property and equipment. Cash provided by investing activities was $2,562 for the fiscal year ended December 31, 2009 due to sale of short term investments of $2,781 offset by purchases of property and equipment of $219.  Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the next fiscal year in 2011.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $540 or 72.3% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas. Asure may periodically make other commitments and thus become subject to other contractual obligations.

Cash used in financing activities was $158 for the year ending December 31, 2010 related to the repurchase of treasury stock for $110 and payments on capital leases of $48. Cash provided for financing activities was $45 for the year ended December 31, 2009 primarily related to the issuance of  stock for $175 offset by payments for Treasury Stock of $92 and payments on capital leases of $38. Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 300,000 shares (adjusted for the 10 to 1 reverse stock split) of the Company’s common stock.  During the year ended December 31, 2010 Asure repurchased 43,364 shares of common stock for $110.  In total, Asure has repurchased 256,107 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of December 31, 2010, Asure’s principal source of liquidity consisted of $1,070 of current cash and cash equivalents as well as future cash generated from operations.  The decline of cash and cash equivalents of $1,193 for the fiscal year ended December 31, 2010 is due primarily to the lease amendment fee of $1,500 recorded during the second quarter of 2010 which is further discussed in Note 9.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities in the next fiscal year as well.

Management is focused on growing its existing software operations and looking to make strategic acquisitions in the near future.  In the short-term, any acquisitions will be funded with cash on the balance sheet, cash from operations, and cash or debt raised from outside sources as well as with equity.

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

Since the Company currently offers software both as a perpetual license and as software as a service, revenue recognition varies based on which of these forms of software the customer purchases.

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

The Company also sells software subscriptions and may at times sell related setup, implementation and professional services in the same arrangement.  Setup and implementation services typically occur at start of the software subscription period, while certain professional services may not occur until several months later depending on the nature of the services and the customer requirements.  Prior to January 1, 2010, the Company recognized the total contract value of software subscriptions and related services ratably as a single unit of accounting over the contract term, beginning when the customer was able to utilize the software. Subsequent to the adoption of the updated FASB ASC 605, the Company accounts each of these elements as separate accounting units.  We allocate the value of the arrangement to each unit of accounting based on vendor specific objective evidence of selling price, when it exists, third-party evidence of selling prices for like services or estimated selling price. Software subscription service revenues are recognized pro-rata over the life of the software subscription contract, while the related setup, implementation or professional services revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup, implementation and professional service revenues related to software subscription transactions.

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

Impairment of Intangible Assets and Long-Lived Assets

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements and supplementary data required by this Item 8 are listed in Items 15 (1) and (2) of Part III of this Report ( Exhibits, Financial Statement Schedules ).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s reporting in this annual report.

ITEM 9B.             OTHER INFORMATION

None.

PART III
(Amounts in thousands, except per share data or otherwise noted)

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item, with the exception of the table provided below, is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	179,750	$3.063	28,400
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	N/A	-0-
Total	179,750	$3.063	28,400

(1)	Consists of the 1996 Stock Option Plan and the 2009 Equity Plan.

(2)	All of the Company’s equity compensation plans have been previously approved by the Company’s stockholders.

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

PART IV
(Amounts in thousands, except per share data or otherwise noted)

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

                      Report of Independent Registered Public Accounting Firm

                      Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the twelve months ended December 31, 2010 and July 31, 2009, and for    five months ended December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for the twelve months ended December 31, 2010 and July 31, 2009, and for five months ended December 31, 2009

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2010 and July 31, 2009, and for five months ended December 31, 2009

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

(b)	Exhibits

The exhibits filed in response to Item 601 of Regulations S-K are listed in the Index to the Exhibits.

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

PAGE

Report of Independent Registered Public Accounting Firm	F - 1
Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and 2009	F - 2
Consolidated Statements of Operations for the year ended December 31, 2010, the five months ended December 31,2009, and the twelve months ended July 31, 2009	F - 3
Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 2010, the five months ended December 31,2009, and the twelve months ended July 31, 2009	F - 4
Consolidated Statements of Cash Flows for the year ended December 31, 2010, the five months ended December 31,2009, and the twelve months ended July 31, 2009	F - 5
Notes to the Consolidated Financial Statements	F - 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Asure Software, Inc.

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010, the five months ended December 31, 2009, and the twelve months ended July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asure Software, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, the five months ended December 31, 2009, and the twelve months ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
March 31, 2011

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December, 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,070	$2,263
Accounts receivable, net of allowance for doubtful accounts of $46 and $34 at December 31, 2010 and 2009, respectively	1,239	1,526
Inventory	25	49
Notes receivable	62	-
Prepaid expenses and other current assets	255	213
Total current assets	2,651	4,051

Notes receivable	60	-
Property and equipment, net	281	581
Intangible assets, net	2,844	3,623
Total assets	$5,836	$8,255

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$560	$1,039
Accrued compensation and benefits	95	79
Lease impairment and advance	-	562
Other accrued liabilities	361	411
Deferred revenue	1,955	1,744
Total current liabilities	2,971	3,835

Long-term liabilities:
Deferred revenue	116	134
Lease impairment and advance	-	196
Other long-term obligations	25	212
Total long-term liabilities	141	542

Stockholders' equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 6,500 shares authorized; 3,341 and 3,341 shares issued, 3,085 and 3,128 sharesoutstanding at December 31, 2010 and 2009, respectively	334	334
Treasury stock at cost, 256 and 213 shares at December 31, 2010 and 2009, respectively	(5,017)	(4,907)
Additional paid-in capital	270,978	270,925
Accumulated deficit	(263,541)	(262,404)
Accumulated other comprehensive loss	(30)	(70)
Total stockholders' equity	2,724	3,878
	$5,836	$8,255

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Twelve Months December 31, 2010	Five Months December 31, 2009	Twelve Months July 31, 2009
Revenues	$10,033	$4,000	$10,044
Cost of sales	2,259	914	2,021
Gross Margin	7,774	3,086	8,023

Operating Expenses
Selling, general and administrative	5,693	3,537	12,558
Research and development	1,445	676	2,270
Litigation settlement	-	-	2,200
Impairment of assets	-	-	630
Loss on lease agreement	1,203	-	-
Amortization of intangible assets	598	249	597
Total operating expenses	8,939	4,462	18,255

Loss From Operations	(1,165)	(1,376)	(10,232)

Other Income (Expenses)
Interest income	5	9	125
Gain on sale of assets	5	-	277
Gain on Investments	130	-	-
Foreign currency translation (loss) gain	(54)	(46)	38
Interest expense and other	(66)	(19)	(53)
Total other income (loss)	20	(56)	387

Loss From Operations before Income Taxes	(1,145)	(1,432)	(9,845)
Benefit (provision) for income taxes	8	(25)	112
Net Loss	$(1,137)	$(1,457)	$(9,733)

Basic and Diluted Loss Per Share
Basic	$(0.37)	$(0.46)	$(3.13)
Diluted	$(0.37)	$(0.46)	$(3.13)
Weighted Average Basic and Diluted Shares
Basic	3,087	3,141	3,111
Diluted	3,087	3,141	3,111

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common	Common		Additional		Other	Total
	Stock	Stock	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders'
	Outstanding	Amount	Stock	Capital	Deficit	Income (Loss)	Equity
BALANCE AT JULY 31, 2008	3,111	$329	$(4,815)	$270,657	$(251,214)	$(37)	$14,920
Proceeds from stock issued under employee plans	1	-		3			3
Issuance of restricted stock				67			67
Stock compensation				11			11
Net loss					(9,733)		(9,733)
Other comprehensive (loss)	-	-	-	-	-	(64)	(64)
BALANCE AT JULY 31, 2009	3,112	$329	$(4,815)	$270,738	$(260,947)	$(101)	$5,204
Issuance of stock	50	5		170			175
Stock compensation				17			17
Net loss					(1,457)		(1,457)
Purchase of treasury stock	(34)		(92)	-			(92)
Other comprehensive income	-	-	-	-	-	31	31
BALANCE AT DECEMBER 31, 2009	3,128	$334	$(4,907)	$270,925	$(262,404)	$(70)	$3,878
Stock compensation				53			53
Net loss					(1,137)		(1,137)
Purchase of treasury stock	(43)		(110)				(110)
Other comprehensive income	-	-	-	-	-	40	40
BALANCE AT DECEMBER 31, 2010	3,085	$334	$(5,017)	$270,978	$(263,541)	$(30)	$2,724

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Twelve Months December 31, 2010	Five Months December 31, 2009	Twelve Months July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,137)	$(1,457)	$(9,733)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,016	452	1,239
Amortization of leasehold advance and lease impairment	(758)	(391)	(373)
Provision for doubtful accounts	13	-	54
Share-based compensation	53	17	78
Gain on sale of assets	(23)	-	(32)
Impairment of assets	-	-	630
Loss on disposal of subtenant leasehold improvements	199	-	-
Notes receivable	(122)	-	-
Changes in operating assets and liabilities:
Accounts receivable	274	(319)	139
Inventory	24	(46)	71
Prepaid expenses and other current assets	(42)	(70)	142
Accounts payable	(456)	(5,255)	2,545
Accrued expenses and other long-term obligations	(173)	(295)	346
Deferred revenue	193	(138)	312
Net cash used in operating activities	(939)	(7,502)	(4,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	-	-	(6,080)
Sales of short-term investments	-	5,339	3,375
Net purchases of property and equipment	(141)	(35)	(314)
Net cash (used in)/provided by investing activities	(141)	5,304	(3,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	-	175	2
Payments on capital leases	(48)	(28)	(40)
Purchase of treasury stock	(110)	(92)	-
Net cash (used in)/from financing activities	(158)	55	(38)

Effect of translation exchange rates	45	31	(48)

Net decrease in cash and equivalents	(1,193)	(2,112)	(7,687)
Cash and equivalents at beginning of period	2,263	4,375	12,062
Cash and equivalents at end of period	$1,070	$2,263	$4,375

SUPPLEMENTAL INFORMATION:
Issuance of note receivable for sale of VTEL common stock	120

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 1 - THE COMPANY

Asure Software, Inc. ("Asure" or the "Company"), a Delaware corporation d/b/a Asure Software and incorporated in 1985, is a provider of web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.

In September 2007, the Company announced its name change to “Asure Software” to reflect the Company’s focus on its software business for its future growth.  In October 2007, Asure purchased iSarla Inc., a Delaware corporation and application service provider that offers on-demand software solutions that help simplify the human resource process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information.  Under the trade name “iEmployee,” these web-based solutions include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others. Asure’s software business also includes software products and services from its NetSimplicity product line, which provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager, automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.

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

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Asure’s current compliance deadline had been extended until November 17, 2009.  As a method of gaining the required $1.00 share bid price, effective on December 28, 2009, Asure implemented a reverse stock split approved by Asure’s stockholders at the December 17, 2009 Annual Meeting.  Pursuant to the reverse stock split, every ten shares of issued and outstanding common stock of Asure, $.01 par value per share were automatically converted to one issued and outstanding share of common stock without any change in the par value of such shares. Historical share data presented in these consolidated financial statements and notes thereto have been restated to reflect this reverse stock split.

On January 29, 2009, Asure’s Board announced its plan to take the Company private.  Due to concerns including the loss of liquidity and reduced requirements for regular financial reporting and disclosure, a group of shareholders led by Red Oak Fund, LP (“Red Oak”) opposed the Go-Private effort.  As shareholder vote counts indicated a majority of shareholders also opposed the Go-Private effort, the Board canceled the special meeting and withdrew its proposal to go private.  Subsequently, Red Oak nominated a slate of board directors, who were elected to replace Asure’s prior Board during the Company’s annual shareholders’ meeting on August 28, 2009.  In addition to a new board of directors, the Company is currently managed by a new Chief Executive Officer, who the new board of directors believes will be able to implement its strategy for growing the software business and achieving profitability and positive cash flows.  However, uncertainties and challenges remain and there can be no assurances that Asure's current strategy will be successful.

On November 24, 2009, the Board of Directors of the Company approved a change in the Company's fiscal year end from July 31 to December 31 of each year.  This change to the calendar year reporting cycle began January 1, 2010. As a result of the change, the Company had a five month transition period from August 1, 2009 to December 31, 2009, the results of which are included in this Form 10-K for the fiscal year ended December 31, 2010.

Effective December 17, 2009 the shareholders voted to approve an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Forgent Networks, Inc. to Asure Software, Inc

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Asure’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year’s financial statement to conform to the current year presentation.

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

LIQUIDITY

As of December 31, 2010, Asure’s principal source of liquidity consisted of $1,070 of current cash and cash equivalents as well as future cash generated from operations.  The decline of cash and cash equivalents of $1,193 for the fiscal year ended December 31, 2010 is due primarily to the lease amendment fee of $1,500 recorded during the second quarter of 2010 which is further discussed in Note 9.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities in the next fiscal year as well.

Management is focused on growing its existing software operations and looking to make strategic acquisitions in the near future.  In the short-term, any acquisitions will be funded with cash on the balance sheet, cash from operations, and cash or debt raised from outside sources as well as with equity.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable and accounts payable.  The current carrying amounts of these financial instruments approximate their fair market values because of the short-term nature of these instruments.

CREDIT POLICY

The Company reviews potential customers' credit ratings to evaluate customers' ability to pay an obligation within the payment term, which is usually net thirty days.  When payment is reasonably assured and no known barriers exist to legally enforce the payment, the Company extends credit to customers. An account is placed on "Credit Hold" if a placed order exceeds the credit limit and may be placed on "Credit Hold" sooner if circumstances warrant.  The Company follows its credit policy consistently and constantly monitors all of its delinquent accounts for indications of uncollectibility.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

 The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers.  This allowance is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Asure’s bad debts have not been material and have been within management expectations.  The allowances for doubtful accounts as of December 31, 2010 and 2009 are as follows:

	BALANCE AT BEGINNING OF YEAR	PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE	WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE	BALANCE AT END OF YEAR

Year ended December 31, 2010	$34	51	(39)	$46
Year ended December 31, 2009	47	49	(62)	34
Five months ended December 31, 2009	20	5	9	34

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

INVENTORY

Inventory is recorded at cost and includes purchased LCD panels and a full range of biometric and card recognition Clocks that are sold as part of the Company’s workforce management solutions as well as its human resource and payroll processes to complement its NetSimplicity and iEmployee software products respectively.  Due to the minimal level of inventory maintained and the quick turnover in inventory, reserves for excess and obsolescence is not considered necessary.

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

IMPAIRMENT OF INTANGIBLE ASSETS AND LONG-LIVED ASSETS

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

Since the Company currently offers software both as a perpetual license and as software as a service, revenue recognition varies based on which of these forms of software the customer purchases.

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

The Company also sells software subscriptions and may at times sell related setup, implementation and professional services in the same arrangement.  Setup and implementation services typically occur at start of the software subscription period, while certain professional services may not occur several months later depending on the nature of the services and the customer requirements.  Prior to January 1, 2010, the Company recognized the total contract value of software subscriptions and related services ratably as a single unit of accounting over the contract term, beginning when the customer was able to utilize the software. Subsequent to the adoption of the updated FASB ASC 605, the Company accounts each of these elements as separate accounting units for new contracts entered into beginning January 1, 2010.  We allocate the value of the arrangement to each unit of accounting based on vendor specific objective evidence of selling price, when it exists, third-party evidence of selling prices for like services or estimated selling price. Software subscription service revenues are recognized pro-rata over the life of the software subscription contract, while the related setup, implementation or professional services revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup, implementation and professional service revenues related to software subscription transactions.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred.  Advertising expenses were $25 and $42 for the fiscal years ended December 31, 2010 and July 31, 2009, respectively, and $28 for the five months period ending December 31, 2009. These expenses are recorded as part of sales and marketing expenses on the Consolidated Statements of Operations.

LEASE OBLIGATIONS

Asure recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of December 31, 2010 and 2009, the Company had deferred rent liabilities of $0 and $25, respectively, all of which are classified as long-term liabilities. The Company also recognizes capital lease obligations and records the underlying assets and liabilities on its Consolidated Balance Sheets. As of December 31, 2010 and 2009, Asure had $73 and $95 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the assets and liabilities of these foreign subsidiaries are translated at current exchange rates at each balance sheet date. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Income and expenses from the foreign subsidiaries are translated using monthly average exchange rates. Net gains and losses resulting from foreign exchange transactions are included in other income and expenses and were not significant in fiscal years 2010 and 2009.

INCOME TAXES

The Company accounts for income taxes using the liability method under FASB ASC 740, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized.

In June 2006, the FASB issued an accounting standard regarding uncertain tax positions now codified with FASB ASC 740This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, this standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. Asure adopted this standard effective August 1, 2007.  The adoption did not have a material effect on the Company’s consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

SHARE BASED COMPENSATION

In December 2004, the FASB issued an accounting standard now codified as ASC 718, Stock Compensationias. This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under this standard, companies may not account for stock-based compensation transactions using the intrinsic-value method .Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

The Company adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  The fair value of each award granted from Asure's stock option plans are estimated at the date of grant using the Black-Scholes option pricing model. 15 and 188 stock options were granted during the year ended December 31, 2010 and 2009.

As of December 31, 2010, $92 of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following 3 years.

The Company issued no shares of common stock related to exercises of stock options granted from its Stock Option and Stock Purchase Plans for the years ended December 31, 2010 and 2009. The Company did not issue any shares of restricted common stock from its Restricted Stock Plan for the years ended December 31, 2010, the five months ended December 31, 2009 and the twelve months ended July 31, 2009.

COMPREHENSIVE LOSS

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income, the Company’s comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities. The following table presents the Company’s comprehensive loss and its components for the year ended December 31, 2010, five months ended December 31, 2009 and twelve months ended July 31, 2009.

	Twelve Months Ended December 31, 2010	Five Months Ended December 31, 2009	Twelve Months Ended July 31, 2009
Net Loss	$(1,137)	$(1,457)	$(9,733)
Foreign Currency gain (loss)	40	33	(71)
Unrealized gain (loss)	-	(2)	7
Comprehensive Loss	$(1,097)	$(1,426)	$(9,797)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) to address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The updated FASB ASC 605 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the updated FASB ASC 605 on January 1, 2010 on a prospective basis for any new contracts entered into after the date of adoption.  The adoptions of this ASC update did not have a material impact to its condensed consolidated statement of operations for the twelve months ended December 31, 2010. However, the Company cannot predict whether the impact of this update will have a material impact in future quarters due to potential changes in products and product mix.  Prior to the adoption of the updated FASB ASC 605, the Company accounted for its software subscriptions and related setup, implementation and professional services as a single accounting unit.  Thus all revenues associated with such an arrangement were recognized pro-rata over the life of the software subscription service contract.  Subsequent to the adoption of the updated FASB ASC 605, the Company accounts for each of these elements as separate accounting units.  Thus the software subscription service revenue is recognized pro-rata over the life of the software subscription contract, while the related setup and implementation revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup and implementation revenues related to software subscriptions.

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective August 1, 2008, Asure adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of  FASB ASC 820 did not have a material impact to the Company’s consolidated financial statements.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, respectively:

		Fair Value Measure at December 31, 2010
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$1,070	$1,070	$-	$-
Total	$1,070	$1,070	$-	$-

		Fair Value Measure at December 31, 2009
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$2,263	$2,263	$-	$-
Total	$2,263	$2,263	$-	$-

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 5 - INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  The Company recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. The Company recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Asure’s goodwill and intangible assets relate to its acquisition of iSarla Inc. and the iEmployee operations.

 In accordance with FASB ASC 350, Intangibles-Goodwill and other, Asure reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  Based on Asure’s impairment test, no impairment was identified for the Company’s intangible assets for the years ended December 31, 2010, five months ended December 31, 2009 and twelve months ended July 31, 2009 .  The Company’s goodwill was fully impaired as of July 31, 2008.

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

As of December 31, 2010 and 2009, the gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

		December 31, 2010
Intangible Asset	Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	5	$915	$(592)	$323
Customer Relationships	8	4,015	(1,624)	2,391
Trade Names	5	288	(187)	101
Covenant not-to-compete	4	150	(121)	29
		$5,368	$(2,523)	$2,844

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

		December 31, 2009
Intangible Asset	Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	5	$915	$(409)	$506
Customer Relationships	8	4,015	(1,123)	2,892
Trade Names	5	288	(129)	159
Covenant not-to-compete	4	150	(84)	66
		$5,368	$(1,745)	$3,623

 Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses were $598, $249 and $597 for the fiscal year ended December 31, 2010, the five months ended December 31, 2009 and the twelve months ended July 31, 2009, included in Operating Expenses, respectively. Amortization expenses recorded in Cost of Goods Sold were $183, $76 and $183 for the fiscal year ended December 31,2010, the five months ended December 31, 2009 and the twelve months ended July 31, 2009, respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years as of December 31, 2010:

Fiscal Years
2011	$771
2012	686
2013	502
2014	502
2015	383
$2,844

NOTE 7 - SALE OF ASSETS

In February 2009, Asure sold certain assets associated with its Visual Asset Manager (“VAM”) software product to E-Innovative Services Group, LLC (“EISG”), the Company’s key partner in providing a complete asset management solution to its customers.  EISG agreed to pay Asure quarterly royalty payments equal to 20% of all net revenue generated by EISG’s sales of the VAM products, or any products derived from any of the acquired assets, up to a total sum of $1,000.  EISG also agreed to assume all contractual obligations related to the Company’s VAM maintenance and support agreements.  By divesting its VAM software product and services, Asure can focus its investment on NetSimplicity’s scheduling software, Meeting Room Manager, which the Company believes has the greater potential for the Company’s future growth and profitability.  Asure’s iEmployee operations were not affected by this sale.  As a result of the VAM sale, the Company recorded a gain of $26 during the twelve months ended July 31, 2009, which is included in other income on the Consolidated Statement of Operations.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives are composed of the following:

	December 31,
	2010	2009

Software: 3 - 5 years	$3,054	$3,084
Furniture and equipment: 2-5 years	2,905	2,876
Internal support equipment: 2- 4 years	696	696
Capital leases: lease term or life of the asset	205	178
Leasehold improvements: lease term or life of the improvement	2,116	2,516
	8,976	9,350
Less accumulated depreciation	(8,695)	(8,769)
	$281	$581

The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. Depreciation and amortization expenses relating to property and equipment were approximately $237, $130 and $459 for the years ended December 31, 2010, five months ended December 31, 2009 and twelve months ended July 31, 2009, respectively.

NOTE 9 – LEASE IMPAIRMENT

During the quarter ended June 30, 2009, Wild Basin One &Two, Ltd. (“Wild Basin”), Asure’s landlord, communicated to Asure that it needed to accumulate additional reserves, in excess of the reserves currently remitted as required by Wild Basin’s loan agreement. Due to these additional reserves, Wild Basin stated that it is unable to remit any net profit interest payments to the Company as stipulated under the terms of Asure’s lease agreement. Additionally, the then current rental market in Austin, Texas continued to show depressed leasing rates. Based on these factors, management analyzed the discounted cash flows related to its Wild Basin property lease and subleases over the remainder of the lease term. Although the Company continued to actively sublease the vacated space, the rates on the new subleases were less than originally anticipated due to the current market rates at that time. Management calculated the economic value of the lost sublease rental income and recorded an additional impairment charge of $630 to the Company’s Consolidated Statement of Operations for the year ended July 31, 2009.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

On April 28, 2010 the Company entered into an Amendment to its current building lease with Wild Basin. Pursuant to the terms of the amended Lease, the Landlord agreed to reduce the square footage leased by the Company from 137 thousand square feet to 9 thousand square feet for the lease’s remaining three years.  In addition, the monthly rent of $299 was reduced to $20 beginning April 1, 2010.  In exchange for the rent and square footage reduction, the Company made a one time payment of $1,500 and agreed to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the prior lease, resulting in the Company recording a loss on lease agreement of 1,203 during the year ended December 31, 2010.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The $1,203 loss consists of the following expenses; the $1,500 lease termination fee, the write-off of $186 of subtenant lease hold improvements and $45 in transaction costs.  These expenses were offset by the reversal of the following liabilities; $254 of leasehold advance, $235 of leasehold impairment and $39 of other net liabilities.

NOTE 10 - STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 300,000 shares (adjusted for the 10 to 1 reverse stock split) of the Company’s common stock.  During the year ended December 31, 2010 Asure repurchased 43,364 shares of common stock for $110.  In total, Asure has repurchased 256,107 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

STOCK AND STOCK OPTION PLANS

Asure has one active equity plan, the 2009 Equity Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted with exercise price greater than or equal to the fair market value at the time of grant and the options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.  The Company’s 1996 Plan expired in April 2006, whereby the Company can no longer grant options under these plans.  However, options previously granted remain outstanding. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $53, $17 and $78 for fiscal years ending December 31, 2010, the five months ended December 31, 2009 and the twelve months ended July 31, 2009, respectively.

As of December 31, 2010, Asure had reserved shares of common stock for future issuance under the 2009 Plan as follows:

Options outstanding	180
Options available for future grant	26
Shares reserved	206

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The following table summarizes activity under all Plans for the years ended December 31, 2010 and July 31, 2009 and the five months ended December 31, 2009:

	For the Twelve months ended December 31, 2010		For the Five months ended December 31, 2009		For the Twelve months ended July 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Oustanding at the
beginning of the year	211	$4.36	113	$7.64	115	$7.55
Granted	15	2.52	188	3.00	-	N/A
Exercised	-	N/A	-	N/A	-	N/A
Canceled	(46)	8.81	(90)	5.63	(2)	3.85
Oustanding at the end of
the year	180	$3.06	211	$4.36	113	$7.64
Options exercisable at the
end of the year	55	$3.13	24	$15.10	113	$7.64
Weighted average fair
value of options
granted during the year		1.83		1.75		N/A

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2010.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2010	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT DECEMBER 31, 2010	WEIGHTED- AVERAGE EXERCISE PRICE

$2.25--$2.45	8	8.99	$2.33	0	$0.00
3.52-- 3.52	69	9.00	2.52	23	2.52
2.59-- 3.85	103	8.61	3.48	32	3.57

$0.38--$3.82	180	8.78	$3.06	55	$3.13

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 11 - DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company, although not required to, provided matching contributions to the plan of $0, $12 and $67 for the year ended December 31, 2010, the five months ended December 31, 2009 and twelve months ended July 31, 2009, respectively. These contributions were recorded as expenses in the Consolidated Statements of Operations.

NOTE 12 - REVENUE CONCENTRATION

The revenue concentration from customers individually representing 10% or more in revenue for the years ended December 31, 2010, five months ended December 31, 2009 and twelve months ended July 31, 2009 are as follows:

	Twelve Months Ended December 31,	Five Months Ended December 31,	Twelve Months Ended July 31,
	2010	2009	2009
Percentage of Total Revenue	12.6%	21.20%	21%
Number of Customers	1	1	1

NOTE 13 – GAIN ON SALE OF INVESTMENT

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 14 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the fiscal years ended December 31, 2010, the five months ended December 31, 2009 and the twelve months ended July 31, 2009, respectively.  Approximately 211 options, 113 options and  115 options in the fiscal year ending December 31, 2010, five months ended December 31, 2009 and twelve months ended July 31, 2009, respectively, were not included in the computation of the dilutive stock options because the effect of such options would be anti-dilutive.

	Twelve Months	Five Months	Twelve Months
	Ended December 31,	Ended December 31,	Ended July 31,
	2010	2009	2009
Net Loss	(1,137)	(1,457)	(9,733)
Weighted average shares
outstanding - basic	3,087	3,141	3,111
Effect of dilutive stock
options	-	-	-
Weighted average shares
outstanding - diluted	3,087	3,141	3,111

Basic (loss) earning pershare	(0.37)	(0.46)	(3.13)

Diluted (loss) earnings per share	(0.37)	(0.46)	(3.13)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 15 - FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	For The Year Ended	For the Five Months Ended	For The Year Ended
	December 31,	December 31,	July 31,
	2010	2009	2009
Current:
Federal	$(50)	$(4)	$(221)
State	(1)	1	29
Foreign	43	28	80
Total current	(8)	25	(112)

Deferred:
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
Total deferred	--	--

	$(8)	25	$(112)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$257	$204
Accrued expenses	52	69
Other	17	11
	326	284
Valuation allowance	(320)	(278)
Net current deferred tax assets	6	6

Noncurrent deferred tax assets
Net operating losses	52,047	56,630
Research and development credit carryforwards	3,818	3,821
Minimum tax credit carryforwards	161	211
Fixed assets	1,060	1,195
Impaired assets	-	175
Stock compensation	56	70
Other	20	21
	57,162	62,123
Valuation allowance	(56,116)	(60,788)
Net noncurrent deferred tax assets	1,046	1,335

Noncurrent deferred tax liabilities
Acquired intangibles	(1,052)	(1,341)
Total noncurrent deferred tax liabilities	(1,052)	(1,341)

Net current deferred tax asset	6	6
Net noncurrent deferred tax asset	$(6)	$(6)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $152,561, research and development credit carryforwards of approximately $4,601 and alternative minimum tax credit carryforwards of approximately $161. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2011 through 2031, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of various acquisitions by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.  Accordingly, no deferred tax benefits have been recorded for the tax years ended December 31, 2010 and 2009. During the year ended December 31, 2010, the valuation allowance decreased by approximately $4,630 due primarily to operations, including expiration of tax carryforwards.  Approximately $8,034 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	For the Year Ended December 31, 2010	For the Five Months Ended December 31, 2009	For the Year Ended July 31, 2009

Computed at statutory rate	$(389)	$(487)	$(3,338)
State taxes, net of federal benefit	(40)	(42)	10
Permanent items and other	38	26	167
Change in applicable state rate	-	(327)	-
Carryforwards/carrybacks utilized	(50)	(4)	(26)
Foreign income taxed at different rates	(4)	6	12
Tax carryforwards not benefitted	437	853	3,063
	$(8)	$25	$(112)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Effective August 1, 2007, the Company adopted ASC 740-10-05.  The Company did not record any additional tax liability a result of the adoption of ASC 740-10-05 and no adjustment was required to the August 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2010 was approximately $978. The reconciliation of the Company’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2010	$978
Additions based on tax positions related to the current year	16
Additions for tax positions of prior years	4
Reductions for tax positions of prior years
Settlements	-
Balance at December 31, 2010	$998

As of December 31, 2010 the Company had $998 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2010, the Company recognized $4 of interest and penalties in its income tax expense.

            Asure Software files tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years ending before July 31, 2007 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before July 31, 2006.  Asure Software is not currently under audit for federal, state or any foreign jurisdictions.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS & OTHER OBLIGATIONS

 Asure leases office space and equipment under non-cancelable operating leases that expire at various dates through 2015. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  As of December 31, 2010, Asure did not have any debt outstanding. Asure may periodically make other commitments and thus become subject to other contractual obligations.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

 Asure’s future minimum lease payments under all operating and capital leases as of December 31, 2010 are as follows:

FISCAL YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS

2011	$405	$48
2012	251	23
2013	72	2
2014	11	--
2015	8	--
Thereafter	--	--

TOTAL	$747	$73

Less current portion of obligations		(48)
Long-term portion of obligations		$25

Total rent expense under all operating leases for the year ending December 31, 2010, five months ended December 31, 2009 and  twelve months ended  July 31, 2009 were $1,291, $1,544 and $3,769 , respectively. Approximately 72.3% of Asure’s total operating lease obligations relates to its corporate office facility at Wild Basin in Austin, Texas.

On April 28, 2010 the Company entered into an Amendment to its current building lease with Wild Basin. Pursuant to the terms of the amended Lease, the Landlord agreed to reduce the square footage leased by the Company from 137 thousand square feet to 9 thousand square feet for the lease’s remaining three years.  In addition, the monthly rent of $299 was reduced to $20 beginning April 1, 2010.  In exchange for the rent and square footage reduction, the Company made a onetime payment of $1,500 and agreed to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the prior lease, resulting in the Company recording a loss on lease agreement of 1,203 during the year ended December 31, 2010

CONTINGENCIES

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

 Asure was the defendant or plaintiff in various actions that arose in the normal course of business. As of December 31, 2010, none of the pending legal proceedings to which the Company is a party are material to the Company.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 31, 2011	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	March 31, 2011
Patrick Goepel	(Principal Executive Officer)
Director

/s/ DAVID SCOGLIO	Chief Financial Officer	March 31, 2011
David Scoglio	(Principal Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	March 31, 2011
David Sandberg

/s/ ROBERT GRAHAM	Director	March 31, 2011
Robert Graham

/s/ ADRIAN PERTIERRA	Director	March 31, 2011
Adrian Pertierra

/s/ JEFFREY VOGEL	Director	March 31, 2011
Jeffrey Vogel
/s/ MATTHEW BEHRENT	Director	March 31, 2011
Matthew Behrent

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DOCUMENT DESCRIPTION

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

4.2
Amended Rights Agreement, dated as of December 19, 2005 between Asure Software, Inc. and American Stock Transfer & Trust Company, which includes the form of Series A Preferred Stock, $.01 par value, the form of Rights Certificate, and the Summary of Rights (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 28, 2009).

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

10.26
Resolution Agreement dated December 21, 2004, by and between Asure Software, Inc., Compression Labs, Inc. and Jenkens & Gilchrist, a Professional Corporation (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2005).

10.28
Agreement dated January 19, 2005, by and between Asure Software, Inc., Compression Labs, Inc. and The Roth Law Firm, P.C. (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2005).

10.33
Legal Services Fee Agreement, effective April 14, 2006, by and among Asure Software, Inc., Hagans, Bobb & Burdine, P.C. and Bracewell & Giuliani, L.L.P (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 31, 2006).

10.34	Amended Restricted Stock Plan, effective May 23, 2006 (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended April 31, 2006).

10.37
Amended Legal Services Fee Agreement, effective September 1, 2006, by and among Asure Software, Inc., Hagans, Burdine, Montgomery, Rustay & Winchester, P.C. and Bracewell & Giuliani, L.L.P. (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2006).

10.38	Asure Software, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2006)

10.42	Employment Agreement with Fenil Shah dated October 5, 2007 (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007).

10.43	Employment Agreement with Snehal Shah dated October 5, 2007 (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007).

10.44	Retention Agreement with Nancy L. Harris dated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 28, 2009).

10.45	Retention Agreement with Richard N. Snyder dated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 28, 2009).

21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.