Form 10-Q
period 2011-03-31
ASURE SOFTWARE INC
filed 2011-05-13
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, the registrant had outstanding 3,084,521 shares of its Common Stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and equivalents	$1,375	$1,070
Accounts receivable, net of allowance for doubtful accounts of $47and $46 at March 31, 2011 and December 31, 2010 respectively	1,031	1,239
Notes receivable	63	62
Inventory	23	25
Prepaid expenses and other current assets	257	255
Total Current Assets	2,749	2,651

Notes receivable	60	60
Property and equipment, net	246	281
Intangible assets, net	2,649	2,844
Total Assets	$5,704	$5,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$466	$560
Accrued compensation and benefits	28	95

Other accrued liabilities	356	361
Deferred revenue	2,046	1,955
Total Current Liabilities	2,896	2,971

Long-term deferred revenue	103	116

Other long-term obligations	14	25
Total Liabilities	3,013	3,112

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 6,500 shares authorized; 3,341 and 3,341 shares issued; 3,085 and 3,128 shares outstanding at March 31, 2011 and December 31, 2010, respectively	334	334
Treasury stock at cost, 256 shares at March 31, 2011 and December 31, 2010	(5,017)	(5,017)
Additional paid-in capital	270,992	270,978
Accumulated deficit	(263,601)	(263,541)
Accumulated other comprehensive loss	(17)	(30)
Total Stockholders’ Equity	2,691	2,724
Total Liabilities and Stockholders’ Equity	$5,704	$5,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010
Revenues	$2,357	$2,460
Cost of Sales	(440)	(638)
Gross Margin	1,917	1,822

Operating Expenses:
Selling, general and administrative	1,401	1,441
Research and development	391	342
Amortization of intangible assets	149	149
Total Operating Expenses	1,941	1,932

Loss From Operations	(24)	(110)

Other Income (Expenses):
Interest income	2	1
Foreign currency translation loss	(21)	(43)
Interest expense and other	(8)	(21)

Total Other Expense	(27)	(63)

Loss From Operations Before Income Taxes	(51)	(173)
Income Tax Expense	(9)	(15)
Net Loss	$(60)	$(188)

Basic And Diluted Loss Per Share	$(0.02)	$(0.06)

Shares Used In Computing Basic And Diluted Loss Per Share	3,085	3,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60)	$(188)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	238	265
Amortization of leasehold advance and lease impairment	-	(262)
Provision for doubtful accounts	2	24
Share-based compensation	14	15

Note receivable	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	206	420
Inventory	2	25
Prepaid expenses and other current assets	(2)	-
Accounts payable	(94)	(244)
Accrued expenses and other long-term obligations	(71)	-
Deferred revenue	78	(166)
Net cash provided by / (used) in operating activities	312	(111)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net purchases of property and equipment	(8)	(77)
Net cash used in investing activities	(8)	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(12)	(13)
Purchase of treasury stock	-	(110)
Net cash used in financing activities	(12)	(123)

Effect of translation exchange rates	13	39

Net increase / (decrease) in cash and equivalents	305	(272)
Cash and equivalents at beginning of period	1,070	2,263
Cash and equivalents at end of period	$1,375	$1,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, and the cash flows for the three months ended March 31, 2011 and 2010. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

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

As of March 31, 2011, Asure’s principal source of liquidity consisted of $1,375 of current cash and cash equivalents as well as future cash generated from operations.  The increase of cash and cash equivalents of $305 for the three months ended March 31, 2011 is due primarily to cash generated from operations.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2011.

Management is focused on growing its existing software operations and looking to make strategic acquisitions in the near future.  In the short-term, any acquisitions will be funded with equity, cash on the balance sheet, cash from operations, or cash or debt raised from outside sources.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2011 and December 31, 2010 are as follows:

		March 31, 2011
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(638)	$277
Customer Relationships	8	4,015	(1,749)	2,266
Trade Names	5	288	(201)	87
Covenant not-to-compete	4	150	(131)	19
		$5,368	$(2,719)	$2,649

		December 31, 2010
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(592)	$323
Customer Relationships	8	4,015	(1,624)	2,391
Trade Names	5	288	(187)	101
Covenant not-to-compete	4	150	(121)	29
		$5,368	$(2,524)	$2,844

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended March 31, 2011 and 2010 was $149 and $149 included in Operating Expenses and $46 included in Cost of Goods Sold. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next four years and thereafter as of March 31, 2011:

Twelve Months Ended
March 31, 2011	$762
March 31, 2012	625
March 31, 2013	502
March 31, 2014	502
Thereafter	258
-
$2,649

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of March 31, 2011:

		Fair Value Measure at March 31, 2011
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,375	$1,375	$—	$—

Total	$1,375	$1,375	$—	$—

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income (FASB ASC 220), the Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments held as available-for-sale securities.  The following table presents the Company’s comprehensive income (loss) and its components for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
	2011	2010

Net Income (Loss)	$(60)	$(188)
Foreign currency gain (loss)	13	43
Comprehensive Income (Loss)	$(47)	$(145)

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) to address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The updated FASB ASC 605 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the updated FASB ASC 605 on January 1, 2010 on a prospective basis for any new contracts entered into after the date of adoption.  The adoptions of this ASC update did not have a material impact to its condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010. However, the Company cannot predict whether the impact of this update will have a material impact in future quarters due to potential changes in products and product mix.  Prior to the adoption of the updated FASB ASC 605, the Company accounted for its software subscriptions and related setup, implementation and professional services as a single accounting unit.  Thus all revenues associated with such an arrangement were recognized pro-rata over the life of the software subscription service contract.  Subsequent to the adoption of the updated FASB ASC 605, the Company accounts for each of these elements as separate accounting units.  Thus the software subscription service revenue is recognized pro-rata over the life of the software subscription contract, while the related setup and implementation revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup and implementation revenues related to software subscriptions.

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended March 31, 2011 and 2010 were $15 and $15, respectively. The Company did not issue shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the three months ended March 31, 2011 and 2010, respectively.

On September 21, 2009, the Board adopted the Company’s 2009 Equity Plan (the “2009 Equity Plan”) and the plan was approved by the Company’s stockholders at the December 17, 2009 Annual Meeting of Stockholders.  The purpose of the 2009 Equity Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company.  A total of 200 shares of the Company’s Common Stock were available for issuance under the 2009 Equity Plan and provides for the granting of (i) incentive stock options, (ii) non statutory stock options and (iii) stock purchase rights.  A total of 219 options have been granted and are outstanding pursuant to the plan as of March 31, 2011.

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

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
Basic EPS Computation	2011	2010
Net Loss	$(60)	$(188)

Weighted average shares outstanding	3,085	3,095
Basic Loss per share	$(0.02)	$(0.06)

	For the Three Months
	Ended March 31,
Diluted EPS Computation	2011	2010
Net Loss	$(60)	$(188)

Weighted average shares outstanding	3,085	3,095
Common shares equivalents	-	-
Diluted shares outstanding	3,085	3,095
Diluted Loss per share	$(0.02)	$(0.06)

Stock options to acquire 219 shares for the three month periods ended March 31, 2011 and stock options to acquire 209 shares for the three months ended March 31, 2010 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED March 31,
	2011	2010
Revenues	100%	100%
Gross margin	81.3	74.1
Selling, general and administrative	59.4	58.6
Research and development	16.6	13.9
Amortization of intangible assets	6.3	6.1
Total operating expenses	82.4	78.5
Other (loss) income, net	(1.1)	(2.6)
Net income (loss)	(2.5)	(7.6)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenues

Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended March 31, 2011 were $2,357, a decrease of $102, or 4.1%, from the $2,459 reported for the three months ended March 31, 2010.  This was primarily due to a $99 decrease in hardware revenue.

Asure will continue to target small and medium businesses and divisions of enterprises.  In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  For example, in 2010, Asure acquired an additional product from its Australian distribution partner.  This product, NetSimplicity’s Social View, is available as a complementary product to both Meeting Room Manager On Demand and the perpetual in-house software solution.  Social View is a public calendar module that allows read-only access to event and/or room information to the web without user login.  Asure also is implementing marketing initiatives, including tailoring its solutions to provide increased value and a simplified purchasing model to targeted customers.  As the overall workforce management solutions market continues to experience significant growth related to software as a service (“SaaS”) products, Asure will continue to focus on sales of its MRM and iEmployee SaaS products.  Management believes that further economic recovery will facilitate additional revenue growth.

Gross Margin

Gross margins for the three months ended March 31, 2011 were $1,917, an increase of $95, or 5.2%, from the $1,822 reported for the three months ended March 31, 2010.  Gross margins as a percentage of revenues were 81.3% and 74.1% for the three months ended March 31, 2011 and 2010, respectively.  The increase in gross margins of $95 was primarily due to the increase in Software margin, $138, primarily due to a decrease in Software cost of goods of $141.This increase was offset by a decrease in hardware margins by $43, related to the decrease in hardware revenue of $99.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 were $1,401, a decrease of $40 or 2.8%, from the $1,441 reported for the three months ended March 31, 2010.  SG&A expenses as a percentage of revenues were 59.4% and 58.6% for the three months ended March 31, 2011 and 2010, respectively.  The $40 decrease was driven by business turnaround efforts and other cost reductions, such as reductions in insurance costs, $30 and depreciation, $33.  The net effect of real estate related savings, compared to the three months ended March 31, 2010, due to the amendment to the Company’s building lease with WB One & Two LTD in April 2010, $66, was offset by one time severance expense, $56, in the three months ended March 31, 2011.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2011 were $391, an increase of $49, or 14.3%, from the $342 reported for the three months ended March 31, 2010. R&D expenses as a percentage of revenues were 16.6% and 13.9% for the three months ended March 31, 2011 and 2010, respectively.  The $49 increase in R&D expenses was primarily driven by recent investments in R&D to enhance our Saas or cloud-based platforms.

Asure continues to enhance its workforce management solutions-particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager software from its NetSimplicity product line.  Recent enhancements to the Time & Attendance include an additional application programming interface (“API”) delivered via webservices for time collection, which expands the software’s interoperatibility with various time clocks in addition to Asure’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers.  The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Asure also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

Additionally, Asure continues to develop Meeting Room Manager and released a few minor versions in 2010 that enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others, and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook.

Asure’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential customers and by gauging market trends. Management believes it has the appropriate development team to design and further improve its workforce management solutions.

Amortization of Intangible Assets in Operating Expenses

Amortization expense for the three months ended March 31, 2011 and 2010 was $149 and $149, respectively.   Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the three months ended March 31, 2011 and 2010 relate entirely to these acquired intangible assets.

Net Income/Loss

Asure generated a net loss of $60, or $0.02 per share, during the three months ended March 31, 2011, compared to a net loss of $188 or $0.06 per share reported for the three months ended March 31, 2010.  Net loss as a percentage of total revenues were 2.5% for the three months ended March 31, 2011 compared to Net Loss of 7.6% for the three months ended March 31, 2010.

Asure will continue to implement its corporate strategy for growing its software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during the remainder of fiscal year 2011.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2011	2010
	(in thousands)

Working capital	$(147)	$106
Cash, cash equivalents and short-term investments	1,375	1,991
Cash provided/(used) in operating activities	312	(111)
Cash provided/(used) in investing activities	(8)	(77)
Cash provided/(used) in financing activities	(12)	(123)

Working capital was ($147) on March 31, 2011, a decrease of $253 from $106 on March 31, 2010.  This decrease was primarily due to a reduction in current assets of $561.  Approximately $1,500 was used to fund the lease amendment payment, while cash from operations, net of this payment, was $619 from January 1, 2010 to March 31, 2011. The decrease was offset by decrease in  current liabilities related to reductions in accounts payables and lease impairments amounting to $308.The Company believes that it can continue to generate positive cash flow as demonstrated by the current quarter of 2011 and thus continue to increase its available working capital.

Cash provided by operating activities was $312 for the three months ended March 31, 2011 primarily to reduction in accounts receivable of $206; $238 of depreciation and amortization expenses; a  net loss of $60 and a decrease in accrued expenses of $71.  Cash used in operating activities was $111 for the three months ended March 31, 2010 due primarily to $188 in net loss and a $244 reduction in accounts payable offset by a decrease in accounts receivable of $420.

Cash used in investing activities was ($8) for the three months ended March 31, 2011 due to net purchases of property and equipment. Cash used by investing activities was ($77) for the three months ended March 31, 2010 due primarily to net purchases of property and equipment.  Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of calendar year 2011.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $480 or 74.8% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations.

Cash used in financing activities was ($12) for the three months ended March 31, 2011 related to payments on capital leases.   Cash used in financing activities was ($123) for the three months ended March 31, 2010 related primarily to the repurchase of treasury stock for ($110) and payment on capital leases for ($13).  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 300,000 shares (adjusted for the 10 to 1 reverse stock split) of the Company’s common stock.  In total, Asure has repurchased 256,107 shares for approximately $5.0 million over the life of the plan, including 43,364 shares of common stock for $110 purchased in 2010.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of March 31, 2011, Asure’s principal source of liquidity consisted of $1,375 of current cash and cash equivalents as well as future cash generated from operations. The company was able to increase its cash by $305 from the prior quarter even though it had a loss of $60 for the quarter ending March 31, 2011.  The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2011.

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

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies and estimates since December 31, 2010.  For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2010 Annual Report on Form 10-K.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.  No changes were made in the Company’s internal controls over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  In making this assessment, management used the criteria set forth in   Internal Control-Integrated Framework     issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ASURE SOFTWARE, INC.

May 13, 2011	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 13, 2011	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.