Form 10-K/A
period 2010-12-31
ASURE SOFTWARE INC
filed 2011-08-03
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

Asure Software, Inc. (the “Company”) is filing this Form 10-K/A (Amendment No. 1) to amend the Company’s disclosure in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011 (the “Initial 10-K Filing”). Other than with respect to Item 9A, this Form 10-K/A does not modify or update any disclosures set forth in the Initial 10-K Filing or reflect events subsequent thereto. Accordingly, this Form 10-K/A should be read in conjunction with the Initial 10-K Filing and the Company’s subsequent reports filed with the Securities and Exchange Commission.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s reporting in this annual report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 3 , 2011	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 3, 2011	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer