Form 10-Q
period 2011-06-30
ASURE SOFTWARE INC
filed 2011-08-11
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, the registrant had outstanding 3,084,521 shares of its Common Stock, $0.01 par value.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,026	$1,070
Accounts receivable, net of allowance for doubtful accounts of $14 and $46 at June 30, 2011 and December 31, 2010, respectively	974	1,239
Notes receivable	65	62
Inventory	10	25
Prepaid expenses and other current assets	229	255
Total Current Assets	3,304	2,651
Notes receivable	60	60
Property and equipment, net	245	281
Intangible assets, net	2,454	2,844
Total Assets	$6,063	$5,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$551	$560
Accrued compensation and benefits	83	95
Other accrued liabilities	330	361
Deferred revenue	2,216	1,955
Total Current Liabilities	3,180	2,971
Long-term deferred revenue	145	116
Other long-term obligations	10	25
Total Liabilities	3,335	3,112

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 6,500 shares authorized; 3,341 and 3,341 shares issued; 3,085 and 3,085 shares outstanding at June 30, 2011 and December 31, 2010, respectively	334	334
Treasury stock at cost, 256 shares at June 30, 2011 and December 31, 2010, respectively	(5,017)	(5,017)
Additional paid-in capital	271,006	270,978
Accumulated deficit	(263,574)	(263,541)
Accumulated other comprehensive loss	(21)	(30)
Total Stockholders’ Equity	2,728	2,724
Total Liabilities and Stockholders’ Equity	$6,063	$5,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Revenues	$2,434	$2,625	$4,791	$5,085
Cost of Sales	(437)	(502)	(877)	(1,140)
Gross Margin	1,997	2,123	3,914	3,945

Operating Expenses:
Selling, general and administrative	1,413	1,442	2,815	2,883
Research and development	393	364	784	706
Amortization of intangible assets	150	150	298	299
Loss on lease amendment	-	1,203	-	1,203
Total Operating Expenses	1,956	3,159	3,897	5,091

Income From Operations	41	(1,036)	17	(1,146)

Other Income (Expenses):
Interest income	4	1	6	2
Foreign currency translation gain (loss)	1	26	(20)	(17)
Gain on sale of assets	-	23	-	23
Interest expense and other	(7)	(16)	(15)	(37)
Total Other Income (Expense)	(2)	34	(29)	(29)

Income/(Loss) From Operations Before Income Taxes	39	(1,002)	(12)	(1,175)
Provision For Income Taxes	(12)	(13)	(21)	(28)
Net Income/(Loss)	$27	$(1,015)	$(33)	$(1,203)

Basic Income/ (Loss) Per Share	$0.01	$(0.33)	$(0.01)	$(0.39)
Diluted Income/ (Loss) Per Share	$0.01	$(0.33)	$(0.01)	$(0.39)

Shares Used In Computing Basic Income/(Loss) Per Share	3,085	3,085	3,085	3,090
Shares Used In Computing Diluted Income/(Loss) Per Share	3,088	3,085	3,085	3,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33)	$(1,203)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	471	522
Amortization of leasehold advance and lease impairment	-	(758)
Provision for doubtful accounts	(32)	(2)
Share-based compensation	28	28
(Gain) loss on sale/disposal of assets	-	(23)
Loss on disposal of subtenant leasehold improvements	-	180
Changes in operating assets and liabilities:
Accounts receivable	297	525
Inventory	15	(34)
Notes receivable	(3)	-
Prepaid expenses and other current assets	26	(15)
Accounts payable	(9)	(321)
Accrued expenses and other long-term obligations	(34)	(121)
Deferred revenue	290	(99)
Net cash used in operating activities	1,016	(1,321)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net purchases of property and equipment	(45)	(123)
Net cash provided by (used in) investing activities	(45)	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(24)	(24)
Purchase of treasury stock	-	(110)
Net cash used in financing activities	(24)	(134)

Effect of translation exchange rates	9	20

Net increase /(decrease) in cash and equivalents	956	(1,558)
Cash and equivalents at beginning of period	1,070	2,263
Cash and equivalents at end of period	$2,026	$705

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and the cash flows for the six months ended June 30, 2011 and 2010. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

As of June 30, 2011, Asure’s principal source of liquidity consisted of $2,026 of current cash and cash equivalents as well as future cash generated from operations. The increase of cash and cash equivalents of $956 for the six months ended June 30, 2011 is due primarily to cash generated from operations.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2011.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

		June 30, 2011
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(684)	$231
Customer Relationships	8	4,015	(1,875)	2,140
Trade Names	5	288	(215)	73
Covenant not-to-compete	4	150	(140)	10
		$5,368	$(2,914)	$2,454

		December 31, 2010
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(592)	$323
Customer Relationships	8	4,015	(1,624)	2,391
Trade Names	5	288	(187)	101
Covenant not-to-compete	4	150	(121)	29
		$5,368	$(2,524)	$2,844

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended June 30, 2011 and 2010 was $150 included in Operating Expenses and $45 included in Cost of Goods Sold.  Amortization expense for the six months ended June 30, 2011 and 2010 was $298 and $299 included in Operating Expenses, respectively and $92 included in Cost of Goods Sold.

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measure at June 30, 2011
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,026	$2,026	$—	$—

Total	$2,026	$2,026	$—	$—

		Fair Value Measure at December 31, 2010
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,070	$1,070	$—	$—

Total	$1,070	$1,070	$—	$—

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income (FASB ASC 220), the Company’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.  The following table presents the Company’s comprehensive income (loss) and its components for the three and six months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net Income (Loss)	$27	$(1,015)	$(33)	$(1,203)
Foreign currency gain (loss)	(4)	(30)	9	12
Comprehensive Income (Loss)	$23	$(1,045)	$(24)	$(1,191)

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) to address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The updated FASB ASC 605 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the updated FASB ASC 605 on January 1, 2010 on a prospective basis for any new contracts entered into after the date of adoption.  The adoptions of this ASC update did not have a material impact to its condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010. However, the Company cannot predict whether the impact of this update will have a material impact in future quarters due to potential changes in products and product mix.  Prior to the adoption of the updated FASB ASC 605, the Company accounted for its software subscriptions and related setup, implementation and professional services as a single accounting unit.  Thus all revenues associated with such an arrangement were recognized pro-rata over the life of the software subscription service contract.  Subsequent to the adoption of the updated FASB ASC 605, the Company accounts for each of these elements as separate accounting units.  Thus the software subscription service revenue is recognized pro-rata over the life of the software subscription contract, while the related setup and implementation revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup and implementation revenues related to software subscriptions.

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended June 30, 2011 and 2010 were $14 and $13, respectively and $28 for the six months ended June 30, 2011 and 2010. The Company did not issue shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the three or six months ended June 30, 2011 and 2010, respectively.

On September 21, 2009, the Board adopted the Company’s 2009 Equity Plan (the “2009 Equity Plan”) and the plan was approved by the Company’s stockholders at the December 17, 2009 Annual Meeting of Stockholders.  The purpose of the 2009 Equity Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company. At the Annual Meeting of the Shareholders held on June 10, 2011 the company shareholders amended to increase the number of shares on the plan by 150 thousand.  A total of 350 thousand shares of the Company’s Common Stock were available for issuance under the 2009 Equity Plan and provides for the granting of (i) incentive stock options, (ii) non statutory stock options and (iii) stock purchase rights.  A total of 174 thousand options have been granted and are outstanding pursuant to the plan as of June 30, 2011.

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

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Basic EPS Computation	2011	2010	2011	2010
Net Income/(Loss)	$27	$(1,015)	$(33)	$(1,203)

Weighted average shares outstanding	3,085	3,085	3,085	3,090
Basic Net Income/(Loss) per share	$0.01	$(0.33)	$(0.01)	$(0.39)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Diluted EPS Computation	2011	2010	2011	2010
Net Income/(Loss)	$27	$(1,015)	$(33)	$(1,203)

Weighted average shares outstanding	3,085	3,085	3,085	3,090
Common shares equivalents	3	-	-	-
Diluted shares outstanding	3,088	3,085	3,090	3,090
Basic Net Income/(Loss) per share	$0.01	$(0.33)	$(0.01)	$(0.39)

Stock options to acquire 160 thousand and 174 thousand shares for the three and six month periods ended June 30, 2011 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive and stock options to acquire 205 thousand shares for the three and six months ended June 30, 2010 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 9 – LOSS ON LEASE AMENDMENT

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Revenues	100%	100%	100%	100%
Gross margin	82.0	80.9	81.7	77.6
Selling, general and administrative	58.1	54.9	58.8	56.7
Research and development	16.1	13.9	16.4	13.9
Amortization of intangible assets	6.2	5.7	6.2	5.9
Asset impairment	0.0	0.0	0.0	0.0
Loss on lease amendment	0.0	45.8	0.0	23.7
Total operating expenses	80.4	120.3	81.3	100.1
Other (loss) income, net	(0.1)	1.3	(0.6)	(0.6)
Net income (loss)	1.1	(38.7)	(0.7)	(23.7)

THREE AND SIX MONTHS JUNE 30, 2011 AND 2010

Revenues

Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended June 30, 2011 were $2,434 thousand, a decrease of $191 thousand, or 7%, from the $2,625 thousand reported for the three months ended June 30, 2010.  This decrease was primarily due to a $113 thousand increase in MRM SaaS revenues, which was offset by a $308 thousand decrease in MRM perpetual license revenue and a $93 decrease in Iemployee Saas revenues, which was primarily due to the conversion of Ceridian customers. and a.

Revenues for the six months ended June 30, 2011 were $4,791 thousand, a decrease of $294 thousand, or 6%, from the $5,085 thousand reported for the six months ended June 30, 2010.  This decrease was primarily due to a $197 thousand increase in MRM SaaS revenues which was offset by a $333 thousand decrease in MRM perpetual license revenue and a $177 decrease in Iemployee Saas revenues which was primarily due to the conversion of Ceridian customers.

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

Gross Margin

Gross margins for the three months ended June 30, 2011 were $1,997 thousand, a decrease of $126 thousand, or 6%, from the $2,123 thousand reported for the three months ended June 30, 2010.  Gross margins as a percentage of revenues were 82% and 81% for the three months ended June 30, 2011 and 2010, respectively.  The decrease in gross margins of $126 thousand is primarily due to decrease in revenue for the period.

Gross margins for the six months ended June 30, 2011 were $3,914 million, a decrease of $31 thousand, or 1%, from the $3,945 thousand reported for the six months ended June 30, 2010.  Gross margins as a percentage of revenues were 82% and 78% for the six months ended June 30, 2011 and 2010, respectively.  The decrease in gross margins of $31 thousand is primarily due to the reduction in revenues which is offset by an increase in gross margin percentage due to a decrease in lower margin hardware sales and reductions in third party cost of goods sold expenses.

Selling, General and Administrative

Selling, general and administrative(“SG&A”) expenses for the three months ended June 30, 2011 were $1,413 thousand, a decrease of $29 thousand or 2%, from the $1,442 thousand reported for the three months ended June 30, 2010. SG&A expenses as a percentage of revenues were 58% and 55% for the three months ended June 30, 2011 and 2010, respectively.  The $29 thousand decrease was due to reduction in compensation and general cost savings in all facets of operations.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2011 were $2,815 thousand, a decrease of $68 thousand or 2%, from the $2,883 thousand reported for the six months ended June 30, 2010. SG&A expenses as a percentage of revenues were 59% and 57% for the six months ended June 30, 2011 and 2010, respectively.  The $68 thousand decrease was primarily driven by business turnaround efforts and other cost reductions.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended June 30, 2011 were $393 , an increase of $29 thousand, or 8%, from the $364 thousand reported for the three months ended June 30, 2010. Research and development expenses as a percentage of revenues were 16% and 14% for the three months ended June 30, 2011 and 2010, respectively.  The $29 thousand increase in Research and development  was due to consulting expenses towards development efforts for future releases and enhancements.

Research and development (“R&D”) expenses for the six months ended June 30, 2011 were $784 thousand, an increase of $78 thousand, or 11%, from the $706 thousand reported for the six months ended June 30, 2010. Research and development expenses as a percentage of revenues were 16% and 14% for the six months ended June 30, 2011 and 2010, respectively.  The $78 thousand increase in research and development expenses was primarily due to consulting expenses towards development efforts for future releases and enhancements.

Asure continues to enhance its workforce management solutions – particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager (“MRM”) software from its NetSimplicity product line.   Recent enhancements to the Time & Attendance include an additional application programming interface (“API”) delivered via webservices for time collection, which expands the software’s interoperability with various time clocks in addition to Asure’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers. The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Asure also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

Additionally, Asure continues to develop Meeting Room Manager and released client driven enhancements in 2010 that enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others, and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook.

Asure’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential customers and by gauging marketing trends.  Management believes it has the appropriate development team to design and further improve its workforce management solutions.

Amortization of Intangible Assets in Operating Expenses

Amortization expense for the three months ended June 30, 2011 and 2010 was $150 thousand and $150 thousand, respectively.  Amortization expense for the six months ended June 30, 2011 and 2010 was $298 thousand and $299 thousand, respectively. Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the three and six months ended June 30, 2011 and 2010 relate entirely to these acquired intangible assets.

Net Income/Loss

Asure generated net income of $27 thousand, or $0.01 per share (basic and diluted), during the three months ended June 30, 2011, compared to a net loss of $1,015 thousand or $0.33 per share reported for the three months ended June 30, 2010.  Net income as a percentage of total revenues was 1% and net loss as a percentage of total revenues was 39% for the three months ended June 30, 2011 and 2010, respectively.

Asure generated a net loss of $33 thousand, or $0.01 per share (basic and diluted), during the six months ended June 30, 2011, compared to a net loss of $1,203 thousand or $0.39 per share reported for the six months ended June 30, 2010.  Net loss as a percentage of total revenues were 1% and 24% for the six months ended June 30, 2011 and 2010, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2011	2010
	(in thousands)

Working capital	$124	$(847)
Cash, cash equivalents and short-term investments	2,026	705
Cash provided by/(used in) operating activities	1,016	(1,321)
Cash (used in) investing activities	(45)	(123)
Cash (used in) financing activities	(24)	(134)

Working capital was $124 thousand on June 30, 2011, an increase of $971 thousand from $(847) thousand on June 30, 2010. The increase was primarily due to increase in cash of $1,321 thousand offset by increase in current liabilities $314 thousand. The company believes that it can continue to generate positive cash flow as demonstrated by the current quarter and thus continue to increase its available working capital.

Cash provided by operating activities was $1,016 thousand for the six months ended June 30, 2011 compared to cash used in operating activities of $1,321 thousand for the six months ended June 30, 2010.  The increase of cash generated by operations of $2,337 was due primarily to a decrease of $1,170 in net loss, a decrease of lease liabilities of $758 thousand and an increase in the change in deferred revenue of $289.

Cash used by investing activities was $45 thousand for the six months ended June 30, 2011 due to net purchases of property and equipment. Cash used by investing activities was $123 thousand for the six months ended June 30, 2010 due to net purchases of property and equipment. Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of calendar year 2011.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Approximately $420 thousand or 69% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations through the current recession.

Cash used in financing activities was $24 thousand for the six months ended June 30, 2011 related to payments on capital leases. Cash used in financing activities was $134 thousand for the six months ended June 30, 2010 was related to the repurchase of treasury stock for $110 thousand and payments on capital leases of $24 thousand.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

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

As of June 30, 2011, Asure’s principal source of liquidity consisted of $2,026 thousand of current cash and cash equivalents as well as future cash generated from operations.  The company was able to increase its cash by $651 thousand from the prior quarter due to improved operating results. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs.  The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2011.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

101*
 The following materials from Asure Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 11, 2011	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 11, 2011	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

 INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith