Form 10-Q
period 2011-09-30
ASURE SOFTWARE INC
filed 2011-11-14
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011, the registrant had outstanding 3,084,521 shares of its Common Stock, $0.01 par value.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,082	$1,070
Accounts receivable, net of allowance for doubtful accounts of $17 and $46 at September 30, 2011 and December 31, 2010, respectively	979	1,239
Notes receivable	120	62
Inventory	6	25
Prepaid expenses and other current assets	227	255
Total Current Assets	7,414	2,651
Notes receivable	-	60
Property and equipment, net	221	281
Intangible assets, net	2,258	2,844
Total Assets	$9,893	$5,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$686	$560
Line of credit	500	-
Accrued compensation and benefits	72	95
Other accrued liabilities	399	361
Deferred revenue	2,522	1,955
Total Current Liabilities	4,179	2,971
Long-term deferred revenue	150	116
Subordinated notes (related parties $800)	1,450	-
Subordinated convertible notes (related parties $800)	1,400	-
Other long-term obligations	4	25
Total Liabilities	7,183	3,112

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 6,500 shares authorized; 3,341 and 3,341 shares issued; 3,085 and 3,085 shares outstanding at September 30, 2011 and December 31, 2010, respectively	334	334
Treasury stock at cost, 256 shares at September 30, 2011 and December 31, 2010, respectively	(5,017)	(5,017)
Additional paid-in capital	271,033	270,978
Accumulated deficit	(263,545)	(263,541)
Accumulated other comprehensive loss	(95)	(30)
Total Stockholders’ Equity	2,710	2,724
Total Liabilities and Stockholders’ Equity	$9,893	$5,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenues	$2,502	$2,542	$7,293	$7,627
Cost of Sales	(486)	(601)	(1,363)	(1,741)
Gross Margin	2,016	1,941	5,930	5,886

Operating Expenses:
Selling, general and administrative	1,526	1,507	4,340	4,391
Research and development	366	394	1,150	1,100
Amortization of intangible assets	150	150	449	448
Loss on lease amendment	-	-	-	1,203
Total Operating Expenses	2,042	2,051	5,939	7,142

Loss From Operations	(26)	(110)	(9)	(1,256)

Other Income (Expenses):
Interest income	2	-	8	2
Foreign currency translation gain (loss)	67	(24)	47	(41)
Loss (gain) on sale of assets	-	(18)	-	5
Interest expense and other	(5)	(20)	(20)	(57)
Gain on sale of investment	-	130	-	130
Total Other Income (Expense)	64	68	35	39

Income (Loss) Before Income Taxes	38	(42)	26	(1,217)
(Provision) Benefit For Income Taxes	(9)	42	(30)	14
Net Income (Loss)	$29	$0	$(4)	$(1,203)

Basic Income (Loss) Per Share	$0.01	$0	$(0.00)	$(0.39)
Diluted Income (Loss) Per Share	$0.01	$0	$(0.00)	$(0.39)

Shares Used In Computing Basic Income (Loss) Per Share	3,085	3,085	3,085	3,088
Shares Used In Computing Diluted Income (Loss) Per Share	3,094	3,085	3,085	3,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4)	$(1,203)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	702	776
Amortization of leasehold advance and lease impairment	-	(758)
Provision for doubtful accounts	(29)	29
Share-based compensation	55	41
(Gain) loss on sale/disposal of assets	-	(23)
Loss on disposal of subtenant leasehold improvements	-	199
Changes in operating assets and liabilities:
Accounts receivable	289	151
Inventory	19	(36)
Notes receivable	2	(120)
Prepaid expenses and other current assets	28	(53)
Accounts payable	126	(185)
Accrued expenses and other long-term obligations	30	(90)
Deferred revenue	601	84
Net cash used in operating activities	1,819	(1,188)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net purchases of property and equipment	(60)	(131)
Net cash used in investing activities	(60)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(36)	(36)
Proceeds from a line of credit, subordinated notes payable and convertible notes payable to fund the ADI acquisition ($1,600 provided by related parties)	3,350	-
Purchase of treasury stock	-	(110)
Net cash provided by (used in) financing activities	3,314	(146)

Effect of translation exchange rates	(61)	39

Net increase (decrease) in cash and equivalents	5,012	(1,426)
Cash and equivalents at beginning of period	1,070	2,263
Cash and equivalents at end of period	$6,082	$837

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and the cash flows for the nine months ended September 30, 2011 and 2010. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

As of September 30, 2011, Asure’s principal source of liquidity consisted of $6,082 of current cash and cash equivalents as well as future cash generated from operations. The increase of cash and cash equivalents of $5,012 for the nine months ended September 30, 2011 is primarily due to $2,850 in debt issuance, a $500 line of credit and $1,662 cash generated from operations.  The cash received from debt issuance, line of credit and a portion of operating cash was used in the acquisition of  substantially all the assets of ADI Time, LLC (see Note 11- Subsequent Events).  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2011.

Management is focused on growing its existing software operations and looking to make additional strategic acquisitions in the near future.  In the short-term, any acquisitions will be funded with equity, cash on the balance sheet, cash from operations, and cash or debt raised from outside sources.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2011 and December 31, 2010 are as follows:

		September 30, 2011
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(730)	$185
Customer Relationships	8	4,015	(2,000)	2,015
Trade Names	5	288	(230)	58
Covenant not-to-compete	4	150	(150)	0
		$5,368	$(3,110)	$2,258

		December 31, 2010
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$915	$(592)	$323
Customer Relationships	8	4,015	(1,624)	2,391
Trade Names	5	288	(187)	101
Covenant not-to-compete	4	150	(121)	29
		$5,368	$(2,524)	$2,844

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended September 30, 2011 and 2010 was $150 included in Operating Expenses and $45 included in Cost of Goods Sold.  Amortization expense for the nine months ended September 30, 2011 and 2010 was $449 and $448 included in Operating Expenses, respectively and $137 included in Cost of Goods Sold.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

ASC 820 establishes a three-tier fair value hierarchy, which is based on the reliability of the inputs used in measuring fair values. These tiers include:

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

The following table presents the fair value hierarchy for the Company’s financial assets (cash and cash equivalents) measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measure at September 30, 2011
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,082	$6,082	$—	$—

Total	$6,082	$6,082	$—	$—

		Fair Value Measure at December 31, 2010
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,070	$1,070	$—	$—

Total	$1,070	$1,070	$—	$—

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

In accordance with the disclosure requirements of FASB ASC 220, Comprehensive Income (FASB ASC 220), the Company’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.  The following table presents the Company’s comprehensive income (loss) and its components for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Net Income (Loss)	$29	$0	$(4)	$(1,203)
Foreign currency gain (loss)	(74)	(22)	(65)	34
Comprehensive Income (Loss)	$(45)	$(22)	$(69)	$(1,169)

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) to address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. This guidance eliminates the residual method and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The updated FASB ASC 605 is effective for the Company’s revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. The Company adopted the updated FASB ASC 605 on January 1, 2010 on a prospective basis for any new contracts entered into after the date of adoption.  The adoptions of this ASC update did not have a material impact to its condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010. However, the Company cannot predict whether the impact of this update will have a material impact in future quarters due to potential changes in products and product mix.  Prior to the adoption of the updated FASB ASC 605, the Company accounted for its software subscriptions and related setup, implementation and professional services as a single accounting unit.  Thus all revenues associated with such an arrangement were recognized pro-rata over the life of the software subscription service contract.  Subsequent to the adoption of the updated FASB ASC 605, the Company accounts for each of these elements as separate accounting units.  Thus the software subscription service revenue is recognized pro-rata over the life of the software subscription contract, while the related setup and implementation revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup and implementation revenues related to software subscriptions.

NOTE 6 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option, restricted stock and stock purchase plans for the three months ended September 30, 2011 and 2010 were $27 and $13, respectively and $56 and $41 for the nine months ended September 30, 2011 and 2010, respectively. The Company did not issue shares of common stock related to exercises of stock options granted from its Stock Option, Restricted Stock, and Stock Purchase Plans for the three or nine months ended September 30, 2011 and 2010, respectively.

On September 21, 2009, the Board adopted the Company’s 2009 Equity Plan (the “2009 Equity Plan”) and the plan was approved by the Company’s stockholders at the December 17, 2009 Annual Meeting of Stockholders.  The purpose of the 2009 Equity Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company. At the Annual Meeting of the Shareholders held on June 10, 2011 the company shareholders amended to increase the number of shares on the plan by 150 thousand.  A total of 350 thousand shares of the Company’s Common Stock were available for issuance under the 2009 Equity Plan and provides for the granting of (i) incentive stock options, (ii) non statutory stock options and (iii) stock purchase rights.  A total of 340 thousand options have been granted and are outstanding pursuant to the plan as of September 30, 2011.

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

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Basic EPS Computation	2011	2010	2011	2010
Net Income/(Loss)	$29	$0	$(4)	$(1,203)

Weighted average shares outstanding	3,085	3,085	3,085	3,088
Basic Net Income/(Loss) per share	$0.01	$0.00	$(0.00)	$(0.39)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Diluted EPS Computation	2011	2010	2011	2010
Net Income/(Loss)	$29	$0	$(4)	$(1,203)

Weighted average shares outstanding	3,085	3,085	3,085	3,088
Common shares equivalents	9	-	-	-
Diluted shares outstanding	3,094	3,085	3,085	3,088
Basic Net Income/(Loss) per share	$0.01	$0.00	$(0.00)	$(0.39)

Stock options to acquire 185 thousand and 138 thousand shares for the three and nine month periods ended September 30, 2011 and convertible debt shares of 300 thousand shares for the three and nine month periods ended September 30, 2011 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive and stock options to acquire 184 thousand shares for the three and nine months ended September 30, 2010 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

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

NOTE 10 – DEBT

During the quarter ended September 30, 2011, the Company entered into the following debt arrangements for the primary purpose of acquiring substantially all the assets of ADI Time, LLC (see Note 11- Subsequent Events).

Credit Agreement

On September 29, 2011, Asure Software, Inc. (the “Company”) entered into a Credit Agreement with JPMorgan Chase Bank N.A. (“Bank”), providing for a $500 line of credit (the “Credit Agreement”). The line of credit will bear interest at a rate of 1.5% above the CB Floating Rate.  The CB Floating rate is defined as the Bank’s prime rate, as announced from time to time, provided that the CB Floating Rate may not be less than the adjusted one month LIBOR rate. The aggregate principal amount of advances outstanding at any one time under the line of credit may not exceed 80% of eligible trade accounts and accounts receivable or the maximum principal amount then available, whichever is less.

The Company’s obligations to the Bank are guaranteed by ADI Software, LLC, a wholly owned subsidiary of the Company, and secured by all of the assets of the Company and its subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including but not limited to limitations with respect to debt, liens, sale of equity interests, mergers and acquisitions, sale of assets, and loans or advances to and investments in others. The Company is also required to maintain total cash and marketable securities of not less than $300, beginning on December 31, 2011; a debt service coverage ratio of not less than 1.2 to 1.0 for each period of four consecutive fiscal quarters beginning the twelve months ending December 31, 2011; and EBITDA of not less than $100 for each fiscal quarter beginning the quarter ending December 31, 2011.

Events of default under the Credit Agreement include, among others, (i) the failure to pay when due the obligations owing to the Bank, (ii) the failure to perform covenants set forth in the Credit Agreement (as described above), (iii) any materially incorrect or misleading representation, warranty or certificate to the Bank, (iv) any materially incorrect or misleading representation in any financial statement or other information delivered to the Bank, (v) certain cross defaults and cross accelerations, (vi) the failure to perform under the guaranty, (vii) the occurrence of certain bankruptcy or insolvency events, (viii) judgments against the Company or its subsidiaries, and (ix) certain material adverse changes. In some cases, the events of default are subject to customary notice and grace period provisions.

On September 30, 2011, the Company borrowed $500 under the line of credit for working capital.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Securities Purchase Agreements

In order to finance the purchase of ADI Time, LLC, the Company needed to raise additional capital to finance such transaction.  Certain related parties of the Company expressed a willingness to provide capital to the Company by participating in the debt offerings on terms that compared favorably to those offered by third parties.  The Board of Directors of the Company established a temporary independent sub committee of the Board for the purposes of: (i) negotiating the terms of any financing offered by the related party investors, (ii) managing the process by which any such financing from related party investors is obtained to ensure a fair process and (iii) ultimately making a recommendation to the full Board as to whether or not the Company should accept the capital from related party investors. Following the negotiation of the terms, the independent sub committee notified the full Board of their belief that the negotiated terms of the financing from the related party investors are fair to the Company and its shareholders as a whole.  Based upon the recommendation of the independent sub committee and the Board’s own analysis of the financing terms offered by third party investors, the Board approved the negotiated terms of the financing provided by the related party investors.

15% Subordinated Notes

On September 30, 2011, the Company entered into a Securities Purchase Agreement  (the “15% Note Purchase Agreement”) relating to the sale of $1,700 aggregate principal amount of the Company’s 15% subordinated notes (“15% Notes”) in a private placement to accredited investors. The 15% Note will pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 15% per year. The 15% Notes will mature on September 30, 2014. The 15% Notes are secured by all of the assets of the Company and are subordinated to the Company’s obligations to the Bank. The 15% Notes also contain customary terms of default.

Patrick Goepel, the Company’s Chief Executive Officer purchased $500,000 of the 15% Notes.  Pinnacle Fund, LLLP purchased $300,000 of the 15% Notes.  David Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partners, LLC, which owns 50% of Pinnacle Partners, LLC, which is the general partner of the Pinnacle Fund, LLLP.  Red Oak Partners, LLC is also the manager of the Pinnacle Fund, LLLP.

The Company received $1,450 of the $1,700 on September 30, 2011 and the remainder on October 31, 2011.

9% Subordinated Convertible Notes

On September 30, 2011, the Company entered into a Securities Purchase Agreement  (the “9% Note Purchase Agreement”) relating to the sale of $1,500 aggregate principal amount of the Company’s 9% subordinated convertible notes (“9% Notes”) in a private placement to accredited investors. The 9% Notes will pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 9% per year. The 9% Note will mature on September 30, 2014. The 9% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to the Bank and the 15% Notes.

Beginning 12 months from the date of issuance, the holder may convert the 9% Notes into shares of the Company’s common stock at a conversion price of $5.00 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits. Additionally, if the Company subsequently issues common stock at a price below the then current conversion price, the conversion price will be reset to the greater of $3.27 per share (the closing price of the Company’s Common Stock on September 30, 2011) or such lower price. In the event that a holder of a 9% Note elects to convert the 9% Note into equity, and the Company determines that such conversion would jeopardize the Company’s tax benefits under Section 382 of the Internal Revenue Code, the Company may elect to prepay any or all of such 9% Notes prior to conversion, subject to certain limitations at a purchase price equal to the product of the number of shares into which the 9% Note is convertible and the volume weighted average closing price during the 20 day trading period beginning on the 10 th day before the conversion notice is received by the Company multiplied by the Premium Rate.  The Premium Rate is 1.1 if a holder notifies the Company of an intention to convert their 9% Note into equity prior to the date that is 90 days before the maturity date and 1.5 if such notification is made within 90 days of the maturity date. The 9% Notes also contain customary terms of default.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

The 9% Note Purchase Agreement provides that, if the Company issues common stock below $3.25 per share, each holder of the 9% Notes outstanding at that time will have the right to purchase its pro rata portion of such stock issuance.

These convertible notes contain embedded derivative instruments related to the conversion feature that are accounted for separately.  The derivative instruments entered into to finance the ADI acquisition.  The fair values of these instruments are re-measured each reporting period and a gain or loss is recorded for the change in fair value.  As these instruments were entered into on September 30, 2011, the change in fair value for the three and nine month periods ended September 30, 2011 was not material.

Mr. Goepel, the Company’s Chief Executive Officer, purchased $200 of the 9% Notes. Red Oak Fund, LP purchased $600 of the 9% Notes. Mr. Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partner s, LLC, which manages the Red Oak Fund.

The Company received $1,400 of the $1,500 on September 30, 2011 and the remainder on October 31, 2011.

NOTE 11 – SUBSEQUENT EVENTS

Effective as of October 1, 2011, the Company, through ADI Software, LLC, a wholly owned subsidiary of the Company (“Purchaser”), purchased substantially all of the assets and assumed certain liabilities of ADI Time, LLC (“Seller”) relating to its time and attendance software and management services business, pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Purchaser and Seller. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Purchaser and Seller.

The purchase price for the assets consisted of $6,000 in cash and a promissory note of the Purchaser (“Purchaser Note”) in the aggregate principal amount of $1,095. The Purchaser Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1,000 under the Purchaser Note. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Credit Agreement and the Subordinated Notes. The Company will record this purchase in the fourth quarter of 2011.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

The Company currently offers two main product lines in its software and services business: NetSimplicity and iEmployee. Asure’s NetSimplicity product line provides simple and affordable solutions to common office administration problems.  NetSimplicity’s flagship product, Meeting Room Manager (“MRM”), automates the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more.  Asure’s iEmployee product line helps simplify the HR process and improves employee productivity by managing and communicating human resources, employee benefits and payroll information.  IEmployee’s web-based solutions include Time & Attendance, Timesheets, Human Resource Benefits, Expenses and others.

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

SUBSEQUENT EVENTS

Effective as of October 1, 2011, the Company, through ADI Software, LLC, a wholly owned subsidiary of the Company (“Purchaser”), purchased substantially all of the assets and assumed certain liabilities of ADI Time, LLC (“Seller”) relating to its time and attendance software and management services business, pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Purchaser and Seller. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Purchaser and Seller.

The purchase price for the assets consisted of $6,000 thousand in cash and a promissory note of the Purchaser (“Purchaser Note”) in the aggregate principal amount of $1,095 thousand. The Purchaser Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1,000 thousand under the Purchaser Note. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Credit Agreement and the Subordinated Notes. The Company will record this purchase in the fourth quarter of 2011.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenues	100%	100%	100%	100%
Gross margin	80.6	76.4	81.3	77.2
Selling, general and administrative	61.0	59.3	59.5	57.6
Research and development	14.6	15.5	15.8	14.4
Amortization of intangible assets	6.0	5.9	6.2	5.9
Loss on lease amendment	0.0	0.0	0.0	15.8
Total operating expenses	81.6	80.7	81.4	93.6
Other (loss) income, net	2.6	2.7	0.5	0.5
Net income (loss)	1.2	0	(0.1)	(15.8)

THREE AND NINE MONTHS SEPTEMBER 30, 2011 AND 2010

Revenues

Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended September 30, 2011 were $2,502 thousand, a decrease of $40 thousand, or 2%, from the $2,542 thousand reported for the three months ended September 30, 2010.  This increase was primarily due to a $115 thousand increase in MRM SaaS revenues and a $112 thousand increase in MRM maintenance and support revenues, which were offset by decrease of $133 thousand in MRM Perpetual Software license revenue and $137 thousand in MRM Hardware revenue.

Revenues for the nine months ended September 30, 2011 were $7,293 thousand, a decrease of $334 thousand, or 4%, from the $7,627 thousand reported for the nine months ended September 30, 2010.  This decrease was primarily due to a $466 thousand decrease in MRM perpetual license revenue which was offset by increase in MRM Saas revenues of $312 thousand. The growth in MRM Saas revenue and the decrease in MRM perpetual software revenue are in line with Asure’s focus to move to sell more products in a Saas environment. The Iemployee Saas revenue also decreased $206 which was primarily due to the conversion of Ceridian customers.

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

In addition, with the acquisition of ADI Time the Company now has added the ADI Time's suite of on-site and software-as-a-service (SaaS) time & attendance solutions which helps companies improve the supervision of their workforces, provide better visibility into labor costs, and achieve greater operational efficiencies.  ADI is focused on delivering solutions to the small market and blue collar vertical markets, which complements Asure's iEmployee cloud-based time and attendance offering which is designed to meet the needs of the mid and the white collar vertical markets. This acquisition enables Asure to bring ADI Time's solutions to a much larger marketplace.  The Company also acquired the adiPad™ and the adiTouch™ time terminals, which provide a seamless interface with labor management subscription services and on-premise software to help organizations of all sizes automate time and attendance, lower costs, and reduce errors related to payroll processing.

Gross Margin

Gross margins for the three months ended September 30, 2011 were $2,016 thousand, an increase of $75 thousand, or 4%, from the $1,941 thousand reported for the three months ended September 30, 2010.  Gross margins as a percentage of revenues were 80.6% and 76.4% for the three months ended September 30, 2011 and 2010, respectively.  The increase in gross margins of $75 thousand is primarily due to decrease in lower margin hardware sales for the period.

Gross margins for the nine months ended September 30, 2011 were $5,930 thousand, an increase of $44 thousand, or 1%, from the $5,886 thousand reported for the nine months ended September 30, 2010.  Gross margins as a percentage of revenues were 81.3% and 77.2% for the nine months ended September 30, 2011 and 2010, respectively.  The increase in gross margins of $44 thousand is primarily due to the reduction in revenues which is offset by an increase in gross margin percentage due to a decrease in lower margin hardware sales and reductions in third party cost of goods sold expenses.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 were $1,526 thousand, an increase of $19 thousand or 1.3%, from the $1,507 thousand reported for the three months ended September 30, 2010. SG&A expenses as a percentage of revenues were 61.0% and 59.3% for the three months ended September 30, 2011 and 2010, respectively.  The increase in SG&A is associated to travel and legal expenses associated with pre-acquisition costs related to the ADI acquisition discussed above.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2011 were $4,340 thousand, a decrease of $51 thousand or 1.2%, from the $4,391 thousand reported for the nine months ended September 30, 2010. SG&A expenses as a percentage of revenues were 59.5% and 57.6% for the nine months ended September 30, 2011 and 2010, respectively.  The $51 thousand decrease was primarily driven by business turnaround efforts and other cost reductions.  The increase in the percentage of revenue of SG&A was primarily attributable to the reduction in revenue for the nine months ended September 30, 2011.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended September 30, 2011 were $366, a decrease of $28 thousand, or 7.1%, from the $394 thousand reported for the three months ended September 30, 2010. Research and development expenses as a percentage of revenues were 14.6% and 15.5% for the three months ended September 30, 2011 and 2010, respectively.  The $28 thousand decrease in Research and development is primarily to employment reduction costs incurred during the Three months ended September 30, 2010.

Research and development (“R&D”) expenses for the nine months ended September 30, 2011 were $1,150 thousand, an increase of $50 thousand, or 4.5%, from the $1,100 thousand reported for the nine months ended September 30, 2010. Research and development expenses as a percentage of revenues were 15.8% and 14.4% for the nine months ended September 30, 2011 and 2010, respectively.  The $50 thousand increase in research and development expenses was primarily due to consulting expenses towards development efforts for future releases and enhancements.

Asure continues to enhance its workforce management solutions – particularly its Time & Attendance software from the iEmployee product line and its Meeting Room Manager (“MRM”) software from its NetSimplicity product line.   Recent enhancements to the Time & Attendance include an additional application programming interface (“API”) delivered via web services for time collection, which expands the software’s interoperability with various time clocks in addition to Asure’s Easy Touch Time Clock.  Additionally, the Company implemented a new line of clocks that contains several forms of data collection including magnetic stripe, barcode, proximity and biometric readers. The expanded interoperability and new line of clocks expanded Time & Attendance’s capabilities to meet various customers’ requirements by increasing the customers’ choices when selecting hardware devices.  Asure also added functionality to its Time & Attendance software by developing an automated calculation of the time off accruals and a new flexible pay schedule that allows customers to specify start and end dates and times for multiple different pay periods.

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

Amortization of Intangible Assets in Operating Expenses

Amortization expense for the three months ended September 30, 2011 and 2010 was $150 thousand and $150 thousand, respectively.  Amortization expense for the nine months ended September 30, 2011 and 2010 was $449 thousand and $448 thousand, respectively. Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the three and nine months ended September 30, 2011 and 2010 relate entirely to these acquired intangible assets.

Net Income/Loss

Asure generated net income of $29 thousand, or $0.01 per share (basic and diluted), during the three months ended September 30, 2011, compared to zero net income or $0.00 per share reported for the three months ended September 30, 2010.  Net income as a percentage of total revenues was 1.2% and net income as a percentage of total revenues was 0% for the three months ended September 30, 2011 and 2010, respectively.

Asure generated a net loss of $4 thousand, or ($0.001) per share (basic and diluted), during the nine months ended September 30, 2011, compared to a net loss of $1,203 thousand or ($0.39) per share reported for the nine months ended September 30, 2010.  Net income/loss as a percentage of total revenues was (0.1%) and (15.8%) for the nine months ended September 30, 2011 and 2010, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
	(in thousands)

Working capital	$3,235	$(641)
Cash, cash equivalents and short-term investments	6,082	837
Cash provided by/(used in) operating activities	1,819	(1,188)
Cash (used in) investing activities	(60)	(131)
Cash provided by/(used in) financing activities	3,314	(146)

Working capital was $3,235 thousand on September 30, 2011, an increase of $3,876 thousand from $(641) thousand on September 30, 2010. The increase was primarily due to increase in cash of $5,245 thousand offset by an increase in current liabilities of $943 thousand. The Company believes that it can continue to generate positive cash flow as demonstrated by the current quarter and thus continue to increase its available working capital.

Cash provided by operating activities was $1,819 thousand for the nine months ended September 30, 2011 compared to cash used in operating activities of $1,188 thousand for the nine months ended September 30, 2010.  The increase of cash generated by operations of $3,007 thousand was due primarily to a decrease of $1,199 thousand in net Loss, a decrease of lease liabilities of $758 thousand, an increase in the change in deferred revenue of $517, accrued expenses $120 thousand and accounts payable $311 thousand.

Cash used by investing activities was $60 thousand for the nine months ended September 30, 2011 due to net purchases of property and equipment. Cash used in investing activities was $131 thousand for the nine months ended September 30, 2010 due to net purchases of property and equipment. Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of calendar year 2011.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2013. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line basis, with the amount of the rental expense in excess of the lease payments recorded as a deferred rent liability.  Approximately $360 thousand or 84% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations through the current recession.

Cash provided by financing activities was $3,314 thousand for the nine months ended September 30, 2011 primarily due to $2,850 thousand debt issued for an acquisition and $500 thousand line of credit. Cash used in financing activities was $146 thousand for the nine months ended September 30, 2010 and was related to the repurchase of treasury stock for $110 thousand and payments on capital leases of $36 thousand.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

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

As of September 30, 2011, Asure’s principal source of liquidity consisted of $6,082 thousand of current cash and cash equivalents as well as future cash generated from operations. The increase of cash and cash equivalents of $5,012 thousand for the nine months ended September 30, 2011 is primarily due to $2,850 thousand in debt issuance, a $500 thousand line of credit and $1,662 thousand cash generated from operations.  The cash received from debt issuance, line of credit and a portion of operating cash was used in the acquisition of  substantially all the assets of ADI Time, LLC (see Note 11- Subsequent Events).  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2011.

Management is focused on growing its existing software operations and looking to make additional strategic acquisitions in the near future.  In the short-term, any acquisitions will be funded with equity, cash on the balance sheet, cash from operations, and cash or debt raised from outside sources.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.3 *	Asset Purchase Agreement dated October 1, 2011 by and among Asure Software, Inc., ADI Software, LLC and ADI Time, LLC

4.3 *	Form of 9% Subordinated Convertible Promissory Note

4.4 *	Form of 15% Subordinated Promissory Note

4.5 *	Form of Securities Purchase Agreement for 9% Subordinated Convertible Promissory Note

4.6 *	Form of Securities Purchase Agreement for 15% Subordinated Promissory Note

4.7 *	Registration Rights Agreement

4.8 *	Credit Agreement between Asure Software, Inc. and JPMorgan Chase Bank, NA.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
 The following materials from Asure Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 14, 2011	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 14, 2011	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.3 *	Asset Purchase Agreement dated October 1, 2011 by and among Asure Software, Inc., ADI Software, LLC and ADI Time, LLC

4.3 *	Form of 9% Subordinated Convertible Promissory Note

4.4 *	Form of 15% Subordinated Promissory Note

4.5 *	Form of Securities Purchase Agreement for 9% Subordinated Convertible Promissory Note

4.6 *	Form of Securities Purchase Agreement for 15% Subordinated Promissory Note

4.7 *	Registration Rights Agreement

4.8 *	Credit Agreement between Asure Software, Inc. and JPMorgan Chase Bank, NA.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
 The following materials from Asure Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

* Filed herewith