Form 10-K
period 2011-12-31
ASURE SOFTWARE INC
filed 2012-03-30
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2011

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

The aggregate market value of the 2,450,706 shares of the registrant's Common Stock held by non-affiliates on June 30, 2011 was approximately $7,082,540. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 23, 2012 there were 3,090,665 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I
(Dollar amounts in thousands, except per share data or otherwise noted)

ITEM 1.  BUSINESS

GENERAL

Asure Software, Inc. ("Asure" or the "Company") a Delaware corporation, is a provider of web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.  The Company was incorporated in 1985 and has principal executive offices located at 110 Wild Basin Road, Austin, Texas 78746.  The Company telephone number is (512) 437-2700 and the Company website is www.asuresoftware.com.  The Company does not intend for information contained on its website to be part of this Annual Report on Form 10-K (the "Report").  Asure makes available free of charge, on or through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the Securities and Exchange Commission.

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

On October 1, 2011, the Company, through ADI Software, LLC, a wholly owned subsidiary of the Company (“Purchaser”), purchased substantially all of the assets and assumed certain liabilities of ADI Time, LLC (“Seller”) relating to its time and attendance software and management services business, pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Purchaser and Seller. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Purchaser and Seller.

The purchase price for the assets consisted of $6,000 in cash and a promissory note of the Purchaser (“Purchaser Note”) in the aggregate principal amount of $1,095. The Purchaser Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1 million under the Purchaser Note. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Credit Agreement and the Subordinated Notes.

On December 14, 2011, the Company, through Asure Legiant, LLC, a wholly owned subsidiary of the Company (“Purchaser”), purchased substantially all of the assets and assumed certain liabilities of WG Ross Corp., d/b/a Legiant (“Seller”), relating to its cloud computing time and attendance software and management services pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Purchaser, Seller and, with respect to Section 6.6 only, ADI Software, LLC, a wholly owned subsidiary of the Company. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Purchaser and Seller.

The purchase price for the assets was $4,000, consisting of $1,511 in cash and three subordinated promissory notes of the Purchaser in the aggregate principal amount of $2,489, as adjusted pursuant to the terms of the APA. One of the promissory notes is for an aggregate principal amount of $250, bears interest at an annual rate of 0.20%, and will mature on February 1, 2012. The second promissory note is for an aggregate principal amount of $478, bears interest at an annual rate of 5.00%, and will mature on October 1, 2014. The third promissory note is for an aggregate principal amount of $1,761, bears interest at an annual rate of 0.20%, and will mature on October 1, 2014. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1 million under the third promissory note. All three promissory notes are guaranteed by the Company and are subordinated to the Company’s bank financing. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Company’s bank financing.

According to the Nasdaq Capital Markets Rule 5550 (b) on Continue Listing Standards for Primary Equity Securities, the Company failed to meet the minimum stockholders’ equity requirement of $2,500 as of December 31, 2011.  The Company's stockholders’ equity as of December 31, 2011 was $2,064.  The Company did not meet this requirement primarily due to the mark-to-market impact of the derivative liability associated with the subordinated convertible notes outstanding.  Subsequent to December 31, 2011, the terms of the subordinated convertible notes were amended to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability.   The Company estimates that the impact of this transaction will result in the Company exceeding the minimum stockholders’ equity requirement as of March 31, 2012.  The Company has informed Nasdaq's MarketWatch department regarding this matter.

PRODUCTS AND SERVICES

Asure Software, Inc. is a provider of cloud based workplace management solutions that enable organizations to manage their office environment and human resource processes effectively and efficiently. Asure Software offers two main product lines which provide workspace management solutions and workforce management solutions. These services are delivered to customers under the “SaaS” model, which is software as a service offered on a subscription basis.  In recent years, this has come to be referred to as a “cloud based” solution.

Asure Software’s workspace management solution (Netsimplicity) automates the scheduling of a facility, including reserving rooms, requesting equipment, ordering food, sending invitations, and reporting on the meeting environment. This solution includes a Microsoft Outlook add-on which provides additional scheduling tools that Outlook is unable to provide. The software can be accessed from a browser, Microsoft Outlook, mobile devices, or from LCD panels that Asure provides. Asure Software is a Microsoft Gold Certified Partner, which means that solution team “is the top level of Microsoft solutions partners and have access to the tools and support they need to help them stand out in the marketplace.” The Company believes that this certification is a testament to the quality of Asure Software’s workspace management solution.

Asure Software’s workforce management product line simplifies HR processes and improves productivity by managing and communicating human resource information, employee benefits and payroll information. This solution set includes Time & Labor Management, Timesheets, Expenses, Accrual Management and other features which further enable HR Management teams with full featured workforce management solutions. The software products associated with this product line include iEmployee, ADI Time and Legiant.

Asure Software also has a proprietary line of time clocks and mobile applications which complement the workforce management software product set. The time clocks provide bar code, proximity and biometric inputs options which give options to best fit the client environmental needs. The Company believes these technology additions continue to improve the its ability to provide HR management solutions to all employees through every communication medium.

To help expand and grow the company, Asure Software recently acquired ADI Time and Legiant who are leading providers of cloud computing time and attendance solutions. These acquisitions provided the company with a complementary client base in manufacturing, healthcare, retail and distribution industries among others.

Following these acquisitions, Asure Software’s workforce management and workplace management solutions have approximately 1,550 and 1,000 customers, respectively. The Company has a base of multinationals that it services, including such companies as Microsoft, McDonalds, and Nike, Inc.

Support and professional services are other key elements of Asure’s software and services business. As an extension of its perpetual software product offerings, Asure offers its customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to the Company’s software products, all without any additional cost to the customer.  At the customer’s request, the Company provides installation of and training on its products, add-on software customization, and other professional services

PRODUCT DEVELOPMENT

The technology industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs and continual improvement in product performance characteristics.  To be successful, Asure strives to be cost-effective and timely in enhancing its current software applications, developing new innovative software solutions that address the increasingly sophisticated and varied needs of an evolving range of customers, and anticipating technological advances and evolving industry standards and practices.  Asure’s strategy is to deliver the right technology to its customer base in order to realize efficiencies in the workplace.

Asure Software’s development teams are located in Warwick, Rhode Island and Austin, Texas, and are staffed with software developers, quality assurance engineers and support specialists who work closely with the Company’s customers and the Company’s sales and marketing teams to build products based on market requirements and customer feedback.  The product roadmaps are developed based on inputs from customers, competitive comparisons, and relevant technology innovations.

The Company’s research and development strategy is to continue to enhance the functionality of its software and hardware products through new releases and new feature developments.  Asure will also continue to evaluate opportunities for developing new software so that organizations may further streamline and automate the tasks associated with administering their businesses.  The Company seeks to simultaneously allow organizations to improve their productivity while reducing the costs associated with those business tasks.

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

SALES AND DISTRIBUTION

Asure’s software products and services are sold through a direct and channel (partner) model, which enables the Company to sell its software solutions in an efficient, cost-effective manner. Prospective customer visits the Company’s websites in order to gather the needed product information, and can optionally register for webcasts, product demonstrations, white papers and other pertinent product information.  At that point, the prospective customer provides contact information via the website and a sales representative follows up to provide further information and conclude the sale.  These leads are tracked and tied directly into the Company’s marketing and tracking programs for lead generation.  In addition to this direct, inside sales model, the Company supplements these efforts with its partner programs described below.  By working with these partners, the Company expands the reach of its direct sales force and gains access to key opportunities in major market segments worldwide.  The Company has two distinct levels of partners in its Partner Program: Reseller Partners and Referral Partners.

Reseller Partners. Reseller Partners are companies that represent the Company globally, as well as before the Federal government and with companies that offer complementary products  to either the workspace management product line or the workforce product line.  Reseller Partners commit to a minimum level of business per year with the Company and receive a channel discount for that commitment.  The Company’s Reseller Partners outside the United States include Novera in Australia which represents the workspace product line.  The Company also has several Reseller Partners that represent the software in the Federal government space.  Resellers of the Company’s workforce product line include Oasis Outsourcing in the United States, a large provider of human resource outsourcing solutions.

Referral Partners.  Referral Partners provide the Company with the name and particular information about a customer and its needs as a sales lead.  If the Company accepts the sales lead, the Company registers it for a particular Referral Partner.  If the Company makes a sale as a direct result of such a lead, the Company will pay the Referral Partner a sales lead referral fee.  Currently, the Company has a number of Referral Partners including PolyVision Corp./Steelcase and e-Innovative Solutions for the workspace product line and several smaller firms for workspace Time & Attendance product.  These Referral Partners do not represent more than 10% of the Company’s revenue.

COMPETITION

Asure’s workspace management line of scheduling software products has a competitive advantage in the marketplace by being able to automate business processes that are otherwise typically performed manually or with the assistance of general-purpose office software tools such as Microsoft Outlook®, Exchange® or Excel®.  Meeting Room Manager competes with other scheduling software applications offered by companies such as PeopleCube, Dean Evans and Associates, and Emergingsoft.  The principal competitive advantages of Meeting Room Manager with respect to these other products include Meeting Room Manager’s broad product capabilities, Software-as-a-Service (“SaaS) delivery model, more customizable user interface, and price.

Asure’s workforce management line of time and attendance and human resource software has a competitive advantage in the marketplace by being able to serve organizations looking for specific point-solutions as well as organizations looking for an integrated suite of solutions. By being able to compete tactically with point-solutions and strategically with an integrated suite of solutions, Asure can serve the needs of a broad spectrum of companies. While Asure has the advantage of flexibility, ease-of-use, Software-as-a-Service (“SaaS) delivery model, affordability and speed of delivery, the Company faces certain challenges with various types of competitors:

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

Since the market for the Company’s products and services is subject to rapid technological change and since there are relatively low barriers to entry in the workplace management software market, the Company may encounter new entrants or competition from vendors in some or all aspects of its two product lines. Competition from these potential market entrants may take many forms. Some of the Company’s competitors, both current and future, may have greater financial, technical and marketing resources than the Company and therefore, may be able to respond quicker to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Asure is actively taking measures to effectively address its competitive challenges.  However, there can be no assurance that the Company will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.

MARKETING

Asure Software’s marketing plan incorporates both corporate marketing and marketing communications (marcomm).  Marketing communications activities feed into lead generation for the sales team by providing appropriate messaging for all sales campaigns and prospecting, while corporate marketing activities drive consistent brand messaging throughout the organization.  The tenants of this marketing plan are aligned with the central goals of aligning lead generation with sales objectives, building a brand presence, developing and delivering consistent messaging around all product lines, and integrating scalable programs for partner execution. The integrated elements of these tenants include a mix of demand generation, public relations, print media, trade shows, and other corporate communications activities to ensure a consistent and accurate flow of information to and from prospects, customers and other key stakeholders.

The consistent growth of the customer base relies on the development and implementation of a comprehensive integrated marketing plan.  Although the Company’s customers include many Fortune 500 companies and that base continues to grow, the marketing plan is primarily aimed at reaching small and medium-sized businesses and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific.  The Company targets these prospects by utilizing search engine marketing including search engine optimization, pay per click advertising and social media, as well as other competitive tools such as industry peer analysis and vertical integration targeting.  Additional marketing strategies include outbound e-mail marketing, lead nurturing, targeted trade shows and industry focused print advertising.

TRADEMARKS

The Company has registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office (the “USPTO”).  The Company’s other trademarks include  Face Time Clock®, Legiant Timecard®, and ADI Time®”, which are federally registered with the USPTO, and iEmployee™, Netsimplicty™, AsureForce™, AsureSpace™, ADI™ and Legiant Express™, which are common law trademarks.  The Company has pending applications at the USPTO to federally register the marks AsureForce and Asure Space.”

EMPLOYEES

As of March 15, 2012, the Company had a total of 66 employees in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	12
Sales and marketing	17
Customer service and technical support	19
Finance, human resources and administration	18
Total	66

The size and composition of Asure's workforce is continually evaluated and adjusted. The Company also occasionally hires contractors to support its sales and marketing, information technology and administrative functions.  None of the Company’s employees are represented by a collective bargaining agreement.  Asure has not experienced any work stoppages and considers its relations with its employees to be good.  Additionally, Asure augments its workforce capacity in ‘research and development’ and ‘Customer service and technical support’ by contracting for services through third parties.

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

EXECUTIVE OFFICERS OF THE COMPANY

CHIEF EXECUTIVE OFFICER: Patrick Goepel, age 50, was elected to the Company’s Board of Directors at its August 28, 2009 Annual Meeting of Shareholders.  Mr. Goepel was subsequently appointed as Interim Chief Executive Officer on September 15, 2009 and became Chief Executive Officer of the Company as of January 1, 2010.  Prior to his appointment, Mr. Goepel served as Chief Operating Officer of Patersons Global Payroll. Previously, he was the President and Chief Executive Officer of Fidelity  Investment's Human Resource Services Division from 2006 to 2008, President and Chief Executive Officer of Advantec from 2005 - 2006 and Executive Vice President of Business Development and US Operations at Ceridian from 1994 - 2005. A former board member of iEmployee, Mr. Goepel currently serves on the board of directors of Allover Media, APPD Investments, and Safeguardworld International.

CHIEF OPERATING OFFICER:  Steven Rodriguez, age 45, joined Asure Software as Chief Operating Officer in June 2011. From February through May 2011, the Company retained Mr. Rodriguez as a fee-based consultant to evaluate and make recommendations related to the Company's sales and marketing strategies and processes. Before joining the Company, Mr. Rodriguez, served as the Principal for HCS, a consulting company he founded. Prior to that, Mr. Rodriguez served from March of 2008 to November of 2009 as the Executive Vice President and Officer at Perquest, a national workforce management company. Previously, Mr. Rodriguez served as Senior Vice President of Sales & Sales Operations from May 2001 to November 2007 at Ceridian Corporation, a human resource services company. Mr. Rodriguez also served from May 2000 to May 2001 as the Regional Director for Epicor Software. Prior to Epicor, Mr. Rodriguez was Vice President of Sales at Automatic Data Processing (ADP), Inc., a provider of payroll and benefits administration solutions, from May 1990 to May 2000. Mr. Rodriguez holds a Bachelors of Business Administration from the University of Oklahoma.

CHIEF FINANCIAL OFFICER:  David Scoglio, age 35, joined Asure Software as Vice President and Chief Financial Officer in January 2010. Before joining  Asure, Mr. Scoglio held a variety of positions at Fidelity Investments from 1998 to 2009, and most recently held the position of Senior Director of Finance with Fidelity's Human Resource Services division. David holds a Master’s of Science in Finance from Boston College and a Bachelor of Science in Finance from Bentley University.

VICE PRESIDENT OF SALES:  Mike Kinney, age 43, joined Asure Software in May 2011 as the Vice President of Sales; Mr. Kinney brings over sixteen years of sales and marketing experience in the human capital management business services industry with expertise in SAAS and hardware solutions. Prior to Asure Software Mr. Kinney was a Regional Vice President for the HR Payroll Division of Ceridian Corporation where he was utilized by the CEO to lead multiple regions from 2006-2010; primarily to rebuild market presence and drive Top-line revenue. Previously, Mr. Kinney held Regional Vice President Leadership positions in the Recruiting Process Outsourcing (RPO) Industry where he was responsible for sales, operations, and fulfillment of talent management solutions [KFORCE 2005-2006 and Creative Financial Staffing (CFS) 2001-2005]. Mr. Kinney holds a BA in Political Science with a concentration in Economics at the University of Texas at Austin.

ITEM 1A.  RISK  FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2.  PROPERTIES

On April 28, 2010, Asure Software, Inc. (the “Company”), entered into an Amendment to the Building Lease originally dated January 6, 1998 (the “Lease”) between Asure Software and WB One & Two, LTD (“Landlord”).  Pursuant to the terms of the amended Lease and related amendments, the Landlord agreed to reduce the square footage leased by the Company from 137 square feet to approximately 9 square feet in the building located at 110 Wild Basin Road.  In addition, the current gross monthly rent of $299 was reduced to $20.  In exchange for the rent and square footage reduction, the Company agreed to a onetime payment of $1,500 and to forgo approximately $159 of monthly subtenant income it received from the excess space under the current lease.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The Company took a one time charge related to the lease modification of approximately $1,200 in its second quarter of 2010.

 On December 14, 2011, as part of the acquisition of Legiant, the Company assumed the lease of Legiant for approximately 4 square feet of space located at 108 Wild Basin Road (the “Legiant Lease”).  The monthly rent related to the Legiant Lease was $7 and the Company assumed the $5 security deposit.  On January 12, 2012, the Company entered into the Sixth Amendment to Lease with the Landlord (“Sixth Amendment”).  The Sixth Amendment expanded the Company’s premises by approximately 4 square feet to a total of approximately 11 square feet.  The Sixth Amendment also terminated the Legiant Lease effective on February 1, 2012 (the “Expansion Date”).  From the Expansion Date to April 1, 2013, the Company will continue to pay the $20 in Asure monthly rent plus approximately $5 in monthly rent for the expansion space.  On April 1, 2013, the monthly rent converts to $8 plus the Company’s pro rata share of building expenses and real estate taxes.  The Sixth Amendment also extended the term of the Lease to December 31, 2015.

The Company also leases 5 square feet in Warwick, Rhode Island and small office suites in Minneapolis, Minnesota, and New York, New York primarily used for remote employees and executive meeting space respectively.   In the first quarter of 2012, the Company closed its smaller offices in Mumbai, India and Vancouver, British Columbia and moved duties and responsibilities to both existing and new personal in its offices in Austin, TX and Warwick, RI.

Management believes that the leased properties described above are adequate to meet Asure's current operational requirements and can accommodate further physical expansion of office space as needed

ITEM 3.  LEGAL  PROCEEDINGS

Asure was the defendant or plaintiff in various actions that arose in the normal course of business, none of the pending legal proceedings to which the Company is a party are material to the Company.

PART II
(Amounts in thousands, except per share data or otherwise noted)

ITEM 5.  MARKET FOR  REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The common stock of the Company is currently trading in the NASDAQ Capital Market System under the symbol "ASUR".  The following table sets forth the high and low sales prices for the Company’s common stock for each full quarter of 2011 and 2010:

	CALENDAR YEAR		CALENDAR YEAR
	2011		2010
	HIGH	LOW	HIGH	LOW
1st Quarter	$3.17	$2.43	$2.82	$2.19
2nd Quarter	$3.20	$2.25	$2.81	$2.17
3rd Quarter	$3.90	$2.27	$2.64	$2.11
4th Quarter	$7.06	$2.99	$3.15	$2.21

DIVIDENDS

The Company has not paid cash dividends on its common stock during fiscal years 2011 and 2010, and presently intends to continue a policy of retaining earnings for reinvestment in its business, rather than paying cash dividends.

HOLDERS

As of March 20, 2012, there were approximately 964 stockholders of record of the Company’s common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

 See "Equity Compensation Plan Information" under Item 12 of Part III of this Report ( Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ).

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

Beginning 12 months from the date of issuance, the holder may convert the 9% Notes into shares of the Company’s common stock at a conversion price of $5.00 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits. Additionally, if the Company subsequently issues common stock at a price below the then current conversion price, the conversion price will be reset to the greater of $3.27 per share (the closing price of the Company’s Common Stock on September 30, 2011) or such lower price. In the event that a holder of a 9% Note elects to convert the 9% Note into equity, and the Company determines that such conversion would jeopardize the Company’s tax benefits under Section 382 of the Internal Revenue Code, the Company may elect to prepay any or all of such 9% Notes prior to conversion, subject to certain limitations at a purchase price equal to the product of the number of shares into which the 9% Note is convertible and the volume weighted average closing price during the 20 day trading period beginning on the 10th day before the conversion notice is received by the Company multiplied by the Premium Rate.  The Premium Rate is 1.1 if a holder notifies the Company of an intention to convert their 9% Note into equity prior to the date that is 90 days before the maturity date and 1.5 if such notification is made within 90 days of the maturity date. The 9% Notes also contain customary terms of default.

On March 10, 2012,  the Company amended and restated each of the Convertible Notes (the “A&R Convertible Notes”) and  amended and restated the Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”).

The changes made to the Convertible Notes and the Registration Rights Agreement, resulted in a change of accounting treatment of the derivatives.  Effective on March 10, 2012, the derivatives will no longer be required to be accounted for on a separate basis.  Therefore, the Company will no longer be required to re-measure the value of the derivatives after the amendment date and will write-off the fair value of the derivative after the amendment.  The Company estimates that it will recognize approximately $42,000 in additional non-cash expense to re-measure the A&R Convertible Notes and approximately $220,000 in one time cash expense related to consideration expected to be paid to holders of the Convertible Notes for agreeing to the terms of the A&R Convertible Notes.  These expenses will be offset by a one time non-cash gain of approximately $672,000 associated with the writing-off of the derivative due to the adopted amendment.

The Company has received conversion elections and/or indication of intent to convert from holders representing $1,150 of the total $1,500 of principal amount of notes.  These conversions resulted in the company recognizing a one time non-cash charge of approximately $1,898 and an equal increase in the Company’s equity for the value of approximately $230,000 shares issued based on an estimated share price of $8.25.  This expense was offset by a one time non-cash gain of $970 related to the extinguishment of the debt owed to the holders upon conversion.

The estimated net effect of the above transactions on the Company’s financial statements in the quarter ending March 31, 2012 is an increase in one time expenses of approximately $518 and a net increase in shareholder’s equity of approximately $1,585. In the event that the estimated share price is not $8.25 or holders representing an amount other than $1,150,000 elect to convert, the non cash charges, non cash gains and impact on the Company’s financial statement will be different from that set forth above.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 27, 2012, the Board of Directors authorized a 3 for 2 stock split, in the form of a 50% stock dividend., The company's common stock will split on a three-for-two basis for shareholders of record on April 23, 2012. Shares resulting from the split are expected to be distributed on April 30, 2012.  Share and per share information in this Annual Report does not reflect the impact of this proposed 3 for 2 split.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure's Consolidated Statements of Operations:

	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2011	2010
Revenues	100.0%	100.0%
Gross Margin	79.1	77.5
SG&A	56.7	56.7
R&D	15.3	14.4
Loss on Lease Amendment	-	12.0
Litigation Settlement	-	-
Impairment of Assets	-	-
Amortization of Intangible Assets	6.2	6.0
Total Operating Expenses	78.2	89.2
Interest, Mark to Market & Original Issue Discount	(5.3)	-
Other Income, Net	(6.1)	0.2
Net Loss	(5.9)%	(11.3)%

Overview

During the period ended December 31, 2010, the Company focused on its core software business through reducing unnecessary expenses and growing and maintaining its customer base and thus growing revenue.  Outside of its core software business, Asure accomplished three major goals.  First, on April 28, 2010, Asure Software, Inc. (the “Company”), entered into an Amendment to the Building Lease originally dated January 6, 1998 (the “Lease”) between Asure Software and WB One & Two, LTD (“Landlord”).  Pursuant to the terms of the amended Lease and related amendments, the Landlord agreed to reduce the square footage leased by the Company from 137,530 square feet to approximately 9,000 square feet.  In addition, the current monthly rent of $299 was reduced to $20.  In exchange for the rent and square footage reduction, the Company agreed to a one time payment of $1,500 and to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the current lease.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The Company took a one time charge related to the lease modification of approximately $1,200 in its second quarter of 2010.  This transaction saved the company approximately $120 per month in excess real estate cash flow going forward.  Secondly, Asure sold off the last active remnants of its intellectual property business.  Thirdly, the Company ensured NASDAQ compliance through a reverse 10 for 1 stock split in November 2009.

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

Under the continued guidance and direction of its new directors and Chief Executive Officer, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully grow its revenues or achieve profitability and positive cash flows during calendar year 2012.

On October 1, 2011, the Company, through ADI Software, LLC, a wholly owned subsidiary of the Company (“Purchaser”), purchased substantially all of the assets and assumed certain liabilities of ADI Time, LLC (“Seller”) relating to its time and attendance software and management services business, pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Purchaser and Seller. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Purchaser and Seller.

The purchase price for the assets consisted of $6,000 in cash and a promissory note of the Purchaser (“Purchaser Note”) in the aggregate principal amount of $1,095. The Purchaser Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1 million under the Purchaser Note. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Credit Agreement and the Subordinated Notes.

On December 14, 2011, the Company, through Asure Legiant, LLC, a wholly owned subsidiary of the Company (“Purchaser”), purchased substantially all of the assets and assumed certain liabilities of WG Ross Corp., d/b/a Legiant (“Seller”), relating to its cloud computing time and attendance software and management services pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Purchaser, Seller and, with respect to Section 6.6 only, ADI Software, LLC, a wholly owned subsidiary of the Company. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Purchaser and Seller.

The purchase price for the assets was $4,000, consisting of approximately $1,511 in cash and three subordinated promissory notes of the Purchaser in the aggregate principal amount of approximately $2,489, as adjusted pursuant to the terms of the APA. One of the promissory notes is for an aggregate principal amount of $250, bears interest at an annual rate of 0.20%, and will mature on February 1, 2012. The second promissory note is for an aggregate principal amount of $478, bears interest at an annual rate of 5.00%, and will mature on October 1, 2014. The third promissory note is for an aggregate principal amount of  approximately $1,761, bears interest at an annual rate of 0.20%, and will mature on October 1, 2014. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1 million under the third promissory note. All three promissory notes are guaranteed by the Company and are subordinated to the Company’s bank financing. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Company’s bank financing.

Revenues

Consolidated revenues were $10.9 million for the year ended December, 31 2011 and $10.0 million for the year ended December 31,  2010. The increase was $0.9 million, or 9%.  Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, time and attendance and human resource software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

During the year ended December 31, 2011, the $0.9 million increase in total revenues is due primarily the acquisitions of ADI Time and Legiant in the fourth quarter of 2011, $1.4 million, and offset by a net reduction in Asure’s core business of ($0.4 million).  The net reduction in Asure’s core businesses was driven by lower perpetual software licenses revenues, ($0.6) million in the NetSimplicity product line driven by management’s strategy to prioritize sales of its software subscriptions (SaaS or cloud-based) revenues.  Hardware product revenue also declined, ($0.3) million, as a result of the company’s continued focus on building recurring, vs. onetime, revenue streams.  Both recurring revenue streams, maintenance and software subscription revenues, increased over the previous year by $0.2 million.

The $1.4 million increase in acquisition revenue broke down as follows:  $450 in software subscription revenue; $439 in hardware revenue; $168 in onetime software license revenue; $206 in maintenance revenue and $54 in professional services revenue.

During year ended December 31, 2011, software subscription revenues for Asure’s core businesses increased by $0.2 million.  iEmployee’s, ADI Time’s, and Legiant’s time and attendance and human resource software, as well as the Company’s Meeting Room Manager On Demand software, are delivered to customers under the “SaaS” model, which is software as a service offered on a subscription basis.  In recent times, this type of software subscription has become known as “cloud-based” software subscriptions in addition to being referred to as a “SaaS” model. When purchasing any of Asure’s cloud-based software solutions, customers do not need to install or maintain the software on their own servers. Additionally, purchasing an annual subscription may not require as stringent approval requirements as purchasing a perpetual license. Thus, purchasing our products on a subscription basis is becoming more appealing to customers as they try to meet operational goals while reducing capital expenditures.   NetSimplicity’s Meeting Room Manager cloud-based software subscription revenue increased $0.4 million or 55% while iEmployee software subscription revenue decreasing by $0.2 million, or 5%.   NetSimplicity software subscription increases were driven by new sales and the accretive nature of recurring subscription revenue.  Increased sales drove the monthly base of NetSimplicity software subscription revenue up 11% at the end of 2011 compared to the run rate present in December 2010.  iEmployee's decline of ($0.2) million was driven by the onetime settlement revenue recognized in the first seven months of 2010 from Ceridian Corp. due to the dissolution of a reseller arrangement between Asure and Ceridian Corp as outlined in the company’s Form 8-K on May 3, 2010.

During 2011, software license (NetSimplicity) revenues decreased by $0.6 million.   The Company continues to focus efforts on the repetitive nature of its Meeting Room Manager On Demand software subscription product as an alternative to the one time nature of its perpetual, in-house software solution.  These factors contributed to the decrease in NetSimplicity revenues of $0.2 million.   ADI Time and Legiant divisions contributed $215 and $32 respectively to software license revenue in the fourth quarter of 2011.  While the Company focuses its efforts on obtaining software subscription revenue from its direct customers, as opposed to one time perpetual, in house software, ADI Time’s resellers are currently actively marketing both solutions.  ADI perpetual revenue from resellers amounted to $129 of its $160 in revenue for the year ending December 31, 2011.

During 2011, hardware revenues decreased by $0.3 million for Asure’s core business.  This decrease was driven by NetSimplicity’s LCD panel revenue which decreased by $0.3 million due to a shift away from a onetime revenue focus.

During 2011, Asure’s core business maintenance revenue increased by $251.  Contributing to this increase was new onetime license sales, and aggressive focus on both retaining and winning back maintenance customers.  The Company now has an employee dedicated to customer renewals and expects to drive higher retention of current maintenance revenue to offset the fact that the Company is not actively selling this onetime license revenue to new customers in 2012.  Additionally, Asure has proactively added, and continues to enforce, an auto-renew provision (absent sufficient notice) to its annual maintenance contracts in an effort to retain customers in the NetSimplicity product line specifically.  The Company will be working to implement similar provisions for its acquired businesses in 2012.

Although the Company’s sales have been concentrated in certain industries, including corporate, education, healthcare, governmental, legal and non-profit, Asure’s total customer base is widely spread across industries.  Geographically, Asure sells its products worldwide, but sales are largely concentrated in the United States and Canada.  Additionally, Asure has a distribution partner in Australia.   For the year ended December 31, 2011, Asure continued to target small and medium businesses and divisions of enterprises in these same industries. As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Asure will continue to focus on sales of its Meeting Room Manager On Demand and iEmployee SaaS products, including NetSimplicity’s Meeting Room Manager On Demand as an alternative to its perpetual in-house software solution in 2012.

In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  In 2011, the Company acquired ADI Time and Legiant to enhance both its channel delivery capabilities and its time and labor management technology.

Gross Margin

Consolidated gross margins were $8.7 million in 2011 and $7.8 million in 2010, an increase of $0.9 million, or 11%.  Consolidated gross margin percentages were 79.1% for 2011 and 77.5% for 2010.

The cost of sales relates primarily to compensation and related consulting expenses, hardware expenses and the amortization of the Company’s purchased software development costs.  These expenses represented approximately 78 % and 81% of the total cost of sales for the years ended December 31, 2011 and 2010, respectively.  These expenses were flat, at $1.8 million, year over year.  Reductions of $0.4 million in Asure’s core business due to lower hardware expenses of $228 were offset by incremental acquisition cost of sales of $356 in these expense categories.  The Company includes intangible amortization related to developed technology within cost of sales.

During 2012 Asure expects to continue proactively managing its cost of sales by maximizing efficiencies throughout the Company.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $6.2 million in 2011 and $5.7 million in 2010, an increase of $.5 million, or 9%.  SG&A expenses were 56.7% and 56.7% of total revenues for the years ended December 31, 2011 and 2010, respectively.

Of this $0.5 million increase, approximately $261 was related to the acquisitions of ADI Time and Legiant in the fourth quarter of 2011 and $262 was related to Asure’s core businesses.  Additionally, increased headcount related expenses, $261, was driven by increased sales expenses due to the Company's efforts to quickly ramp up a sales team to support growth with a third party provider.   Travel and professional services, largely due to the firm’s acquisitions of ADI Time and Legiant, amounted to increases of $90 and $50 respectively.  Offsetting these increases were decreases due to the 2010 Loss on Lease Amendment and depreciation expense of $96 and $86 respectively.

Legal expenses and professional services related expenses related to acquisitions are expected to be approximately $0.2 million in 2012.  Significant additional legal expenses and/or professional services related expenses may be incurred in the future during prospective due diligence if the company were to decide to engage in additional merger or acquisition related activity

Research and Development

Research and development ("R&D") expenses were $1.7 million in 2011 and $1.4 million in 2010, an increase of $232 or 16.1%.  R&D expenses were 15.3% and 14.4% of total revenues for the years ended December 31, 2011 and 2010, respectively.

The increase was primarily driven by the acquisitions of ADI Time and Legiant in the fourth quarter, $264.

During the year ended December 31, 2011, Asure improved products and technologies through organic improvements and through acquired intellectual property.  The workforce product line continued to innovate by adding mobile solutions, world class SaaS hosting infrastructure and a proprietary time clock product set.  The proprietary time clock product set includes multiple models which incorporate keypad and touch screen user interfaces, as well as proximity card, bar code card, and biometric data input.  The workforce software product lines continued to evolve through quarterly feature releases and monthly maintenance releases.  These product releases continued to serve client requests, and maintain a technological edge with competition.

During the year ended December 31, 2011, Asure continued to develop the workspace product line and released enhancements to the  Microsoft Outlook Plug-in, Web and Interactive LCD interfaces.  Technology advances allowed the company to release new interface versions to the product including Socialview and a mobile product.  These interface improvements allow clients to access the products through multiple hardware and physical locations.

Asure’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential customers and by gauging marketing trends.  Management believes it has the appropriate development team to design and further improve its workforce management solutions.

Loss on Lease Amendment

On April 28, 2010 the Company entered into an Amendment to its current building lease with Wild Basin. Pursuant to the terms of the amended Lease, the Landlord agreed to reduce the square footage leased by the Company from 137,000 square feet to 9,000 square feet for the lease’s remaining three years.  In addition, the monthly rent of $299 was reduced to $20 beginning April 1, 2010.  In exchange for the rent and square footage reduction, the Company made a onetime payment of $1,500 and agreed to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the prior lease.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The approxinately $1,200  loss, in 2010, consists of the following expenses; a $1,500 lease termination fee, the write-off of $186 of subtenant lease hold improvements and $45 in transaction costs.  These expenses were offset by the reversal of the following liabilities; $254 of leasehold advances; $235 of leasehold impairments and $39 of other net liabilities.

Amortization of intangible assets

Amortization expenses were $0.7 million and $0.6 million in 2011 and 2010, respectively. Amortization expenses were 6.2% and 6.0% of total revenues in 2011and 2010, respectively. Upon acquiring the iEmployee business in October 2007, Asure recorded several intangible assets, which are being amortized over their estimated useful lives.  The amortization expenses during the years ended December 31, 2010 relate entirely to these acquired intangible assets (see Note 5, in the accompanying financial statements), while the amortization expenses in 2011 relate as well to the acquisitions of ADI Time and Legiant in the fourth quarter of 2011.

Other Income and loss

Other loss was $668 in 2011, and other income was $20 in 2010.  During 2011, the $668 was driven by embedded derivative accounting manifested as mark to market of $561 on the conversion option associated with the convertible debt and original issue discount amortization of $19.  Additionally, non-cash interest expense (original issue discount) of $23 was related to the fair valuation of seller promissory notes from both the ADI and Legiant acquisitions in the fourth quarter of 2011.  Interest expense in 2011, excluding the market to market and OID noted above, increased by $95 over 2010, driven primarily by $101 of acquisition related debt interest expense.  Due to the global market economic environment during 2011, the Company incurred a $74 foreign exchange rate gain, related to its exposure to the Indian Rupee and the Canadian dollar, a $128 increase from 2010 loss of $54.  In 2010 Asure sold its 1,312,014 shares of Common Stock in VTEL, resulting in a $130 gain.    This gain was offset by interest expense and foreign exchange rate gain of $74 and loss of $54 respectively.

Income Taxes

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $119.3 million, R&D credit carryforwards of approximately $4.7 million and alternative minimum tax credit carryforwards of approximately $0.2 million. The net operating loss and R&D credit carryforwards will expire in varying amounts from 2012 through 2032, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset, exclusive of goodwill. During the year ended December 31, 2011, the valuation allowance decreased by approximately $11.4 million due primarily to operations, including expirations of tax carryforwards. Approximately $8.3 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Net Loss

Net loss was $0.65 million and $1.10 million in 2011 and 2010, respectively.  The decrease in net loss was $0.5 million, or 43%.  Net loss as a percentage of total revenues was 5.9% and 11.3% in 2011 and 2010, respectively.

 Liquidity and Capital Resources

	For the year ended December 31,
	2011	2010
	(in thousands)

Working capital (deficit)	$(4,315)	$(320)
Cash, cash equivalents and short-term investments	1,067	1,070
Cash provided by/(used in) operating activities	3,353	(939)
Cash (used in) investing activities	(10,496)	(141)
Cash provided by/(used in) financing activities	7,231	(158)

Working capital was ($4.3) million at December 31, 2011, a decrease of $4.0 million from $(320) at December 31, 2010.  The decrease was due to an increase of $0.5 million in the line of credit and an increase of $0.4 million in note payable; each due to our 2011 acquisitions. In addition, deferred revenue increased $3.0 million in 2011 compared to 2010.

Cash provided by operating activities was $3,353 in the year ending December 31, 2011 and was $0.93 million in the year ending December 31, 2010. The $3.4 million of cash provided by operating activities during the year ended December 31, 2011 was primarily driven by growth in deferred revenue of $1.5 million, non-cash depreciation and amortization of $1.0 million and an increase in accounts payable of $0.4 million.  The $0.9 million used during the year ended December 31, 2010 was due primarily to $1.1 million in net loss which was driven by the one-time amendment to the Company’s building lease with WB One & Two, Ltd.

Cash used in investing activities for the year ending December 31, 2011 was $10.4 million.  Components of this $10.4 million include the acquisitions of ADI Time and Legiant of $10.4 million and purchases of property and equipment of $0.2 million.  Cash used in investing activities was $141 for the year ending December 31, 2010 due to net purchases of property and equipment. Asure’s current operations are not capital intensive, however management does anticipate approximately $0.4 to $0.7 million in capital expenditures to both upgrade our cloud infrastructure and position it for growth during the next calendar year in 2012.

Cash provided by financing activities of $7.2 million was driven by debt raised for the acquisitions of ADI and Legiant during the year ended December 31, 2011.  Cash used in financing activities was $158 for the year ending December 31, 2010 related to the repurchase of treasury stock for $110 and payments on capital leases of $48. Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing.

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 300,000 shares (adjusted for the 10 to 1 reverse stock split) of the Company’s common stock.  During the year ended December 31, 2010 Asure repurchased 43,364 shares of common stock for $110.  In total, Asure has repurchased 256,107 shares for approximately $5.0 million over the life of the plan.  These shares are held in Treasury.  The Company did not purchase any stock under this plan during the year ending December 31, 2011.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of December 31, 2011, Asure’s principal source of liquidity consisted of approximately $1,067 of current cash and cash equivalents as well as future cash generated from operations.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs including any required debt payments. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities in the next calendar year as well.

Management is focused on growing its existing software operations and looking to make strategic acquisitions in the near future.  Any acquisitions will be funded with cash on the balance sheet, cash from operations, debt raised and/or through the issuance of equity.

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

Management believes the following represent Asure’s critical accounting policies:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.   The Company recognizes software revenue in accordance with FASB ASC 985-605, Revenue Recognition – (FASB ASC 985-605).  The Company’s revenues consists of software license, software subscription and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Asure also sells multiple elements within a single sale.

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

The Company also sells software subscriptions and may at times sell related setup, implementation and professional services in the same arrangement.  Setup and implementation services typically occur at start of the software subscription period, while certain professional services may not occur until several months later depending on the nature of the services and the customer requirements.  Prior to January 1, 2010, the Company recognized the total contract value of software subscriptions and related services ratably as a single unit of accounting over the contract term, beginning when the customer was able to utilize the software. Subsequent to the adoption of the updated FASB ASC 605, the Company accounts each of these elements as separate accounting units.  The Company allocates the value of the arrangement to each unit of accounting based on vendor specific objective evidence of selling price, when it exists, third-party evidence of selling prices for like services or estimated selling price. Software subscription service revenues are recognized pro-rata over the life of the software subscription contract, while the related setup, implementation or professional services revenues are recognized upon completion.  The result of the adoption is an immaterial acceleration of setup, implementation and professional service revenues related to software subscription transactions

The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred.  The Company's arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue.  Deferred revenues are recognized in the Consolidated Statements of Operations when the service is completed and over the terms of the arrangements, primarily ranging from one to three years.

Intangible Assets and Goodwill

The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired U.S. GAAP requires that intangible assets other than goodwill with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to nine years.

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

On May 3, 2010, the Company and Ceridian Corporation (“Ceridian”), a reseller of the Company’s iEmployee products, entered into an agreement by which joint customers of the Company and Ceridian were given until July 31, 2010 to choose either to  (i) contract directly with the Company to continue using our goods and services, or (ii) continue using Ceridian’s offerings that may not include the Company’s products and services.  Depending on the number of customers that contracted with Asure and the related pricing, the cash flows associated with the Ceridian customers may vary from historical levels.  Thus the Company tested the Ceridian customer relationships intangible asset for impairment in accordance with FASB ASC 350.  The Company compared the asset’s carrying amount against the estimated undiscounted cash flows to be generated from the customers that contracted with Asure over the estimated useful life of the intangible asset.  The undiscounted cash flows from the intangible asset exceeded the carrying value of the intangible asset and thus no impairment was required.

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

On  May 12, 2011, the FASB issued ASU 2011-04 (Topic 220): Fair Value Measurement. The new guidance creates a uniform framework for applying fair value measurement principles. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company's valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. The Company is currently evaluating the impact of this standard on the financial statements and related disclosures, but is not expected to be material to the Company’s  consolidated financial statements.

On June 17, 2011, the FASB issued ASU 2011-05 (Topic 820): Comprehensive Income. The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders' equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not impact the Company's consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements.

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

ITEM 9.  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

None.

PART III
(Amounts in thousands, except per share data or otherwise noted)

ITEM 10.  DIRECTORS  AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of calendar year 2011.

ITEM 11.  EXECUTIVE  COMPENSATION

The information required under this item is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of calendar year 2011.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item, with the exception of the table provided below, is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of calendar year 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	353	$3.42	-0-
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	$-0-	-0-
Total	353	$3.42	-0-

(1)
Consists of the 1996 Stock Option Plan and the 2009 Equity Plan. A description of the 2009 Equity Plan required by this Item 12 is contained in Note 10 of the Item 15(a)( (1) of Part IV of this Report (Exhibits, Financial Statement Schedules).

(2)	All of the Company’s equity compensation plans have been previously approved by the Company’s stockholders.

ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of calendar year 2011.

ITEM 14.  PRINCIPAL  ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of calendar year 2011.

PART IV
(Amounts in thousands, except per share data or otherwise noted)

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the twelve months ended December 31, 2011 and  December 31, 2010

Consolidated Statements of Changes in Stockholders’ Equity for the twelve months ended December 31, 2011 and December 31, 2010

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and December 31, 2010

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

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Asure Software, Inc.

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asure Software, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
March 30, 2012

ASURE SOFTWARE, INC.
CONSOLIDATED  BALANCE SHEETS
(Amounts in thousands)

	December, 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,067	$1,070
Accounts receivable, net of allowance for doubtful accounts of $19 and $46 at December 31, 2011 and 2010, respectively	1,483	1,239
Inventory	116	25
Notes receivable	96	62
Prepaid expenses	338	255
Total current assets	3,100	2,651

Notes receivable	-	60
Property and equipment, net	414	281
Goodwill	6,264	-
Intangible assets, net	6,307	2,844
Total assets	$16,085	$5,836

Liabilities and Stockholders' Equity
Current liabilities:
Line of Credit	$500	$-
Current portion of notes payable	349	-
Accounts payable	1,097	560
Accrued compensation and benefits	141	95
Other accrued liabilities	536	361
Deferred revenue	4,792	1,955
Total current liabilities	7,415	2,971

Long-term liabilities:
Deferred revenue	169	116
Subordinated notes payable	4,323	-
Subordinated convertible notes payable	1,247	-
Derivative liability	835	-
Other long-term obligations	32	25
Total long-term liabilities	6,606	141

Stockholders' equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 6,500 shares authorized; 3,343 and 3,341 shares issued, 3,087 and 3,085 shares outstanding at December 31, 2011 and 2010, respectively	334	334
Treasury stock at cost, 256 and 256 shares at December 31, 2011 and 2010, respectively	(5,017)	(5,017)
Additional paid-in capital	271,065	270,978
Accumulated deficit	(264,190)	(263,541)
Accumulated other comprehensive loss	(128)	(30)
Total stockholders' equity	2,064	2,724
	$16,085	$5,836

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Twelve Months December 31, 2011	Twelve Months December 31, 2010
Revenues	$10,941	$10,033
Cost of sales	2,289	2,259
Gross Margin	8,652	7,774

Operating Expenses
Selling, general and administrative	6,203	5,693
Research and development	1,678	1,445
Loss on lease agreement	-	1,203
Amortization of intangible assets	680	598
Total operating expenses	8,561	8,939

Income (Loss) From Operations	91	(1,165)

Other Income (Expenses)
Interest income	10	5
Gain on sale of assets	-	5
Gain on Investments	-	130
Foreign currency translation (loss) gain	74	(54)
Interest expense and other	(148)	(66)
Interest expense – amortization of OID and derivative mark-to-market	(604)
Total other income (loss)	(668)	20

Loss From Operations before Income Taxes	(577)	(1,145)
Benefit (provision) for income taxes	(72)	8
Net Loss	$(649)	$(1,137)

Basic and Diluted Loss Per Share
Basic	$(0.21)	$(0.37)
Diluted	$(0.21)	$(0.37)
Weighted Average Basic and Diluted Shares
Basic	3,085	3,087
Diluted	3,085	3,087

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common	Common		Additional		Other	Total
	Stock	Stock	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders'
	Outstanding	Amount	Stock	Capital	Deficit	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2009	3,128	$334	$(4,907)	$270,925	$(262,404)	$(70)	$3,878
Stock compensation				53			53
Net loss					(1,137)		(1,137)
Purchase of treasury stock	(43)		(110)				(110)
Other comprehensive income						40	40
BALANCE AT DECEMBER 31, 2010	3,085	$334	$(5,017)	$270,978	$(263,541)	$(30)	$2,724
Stock compensation				81			81
Stock issued upon option exercise	2			6			6
Net loss					(649)		(649)
Other comprehensive income						(98)	(98)
BALANCE AT DECEMBER 31, 2011	3,087	$334	$(5,017)	$271,065	$(264,190)	$(128)	$2,064

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Twelve Months December 31, 2011	Twelve Months December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(649)	$(1,137)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,050	1,016
Amortization of leasehold advance and lease impairment	-	(758)
Provision for doubtful accounts	10	13
Share-based compensation	81	53
Amortization of original issue discount (OID)	46	-
Gain on sale of assets	-	(23)
Derivative mark-to market	561	-
Loss on disposal of subtenant leasehold improvements	-	199
Issuance of note receivable	-	(122)
Changes in operating assets and liabilities:
Accounts receivable	192	274
Inventory	(5)	24
Prepaid expenses and other current assets	(70)	(42)
Accounts payable	377	(456)
Accrued expenses and other long-term obligations	257	(173)
Deferred revenue	1,503	193
Net cash provided by /(used in) operating activities	3,353	(939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment	(121)	(141)
Collection of note receivable	26	-
Acquisitions of ADI Time net of Cash acquired	(6,697)	-
Acquisitions of Legiant net of Cash acquired	(3,704)	-
Net cash (used in)/provided by investing activities	(10,496)	(141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	-	-
Payments on capital leases	(58)	(48)
Net proceeds from exercise of stock options	6	-
Proceeds from Line of credit, subordinated notes payable and subordinated convertible notes payable	7,283	-
Purchase of treasury stock	-	(110)
Net cash provided by/(used in) financing activities	7,231	(158)

Effect of translation exchange rates	(91)	45

Net decrease in cash and equivalents	(3)	(1,193)
Cash and equivalents at beginning of period	1,070	2,263
Cash and equivalents at end of period	$1,067	$1,070

SUPPLEMENTAL INFORMATION:
Interest Paid	5	-
Issuance of note receivable for sale of VTEL common stock		120

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

Due to the continued unprecedented market conditions, Nasdaq, on several occasions, further suspended the enforcement of its rules requiring a minimum $1.00 share bid price for all Nasdaq-listed companies.  Consequently, Asure’s current compliance deadline had been extended until November 17, 2009.  As a method of gaining the required $1.00 share bid price, effective on December 28, 2009, Asure implemented a reverse stock split approved by Asure’s stockholders at the December 17, 2009 Annual Meeting.  Pursuant to the reverse stock split, every ten shares of issued and outstanding common stock of Asure, $.01 par value per share were automatically converted to one issued and outstanding share of common stock without any change in the par value of such shares. Historical share data presented in these consolidated financial statements and notes thereto have been restated to reflect this reverse stock split as of the date earliest presented herin.

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

Effective December 17, 2009 the shareholders voted to approve an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Forgent Networks, Inc. to Asure Software, Inc

On October 1, 2011, the Company, through ADI Software, LLC, a wholly owned subsidiary of the Company (“Purchaser”), purchased substantially all of the assets and assumed certain liabilities of ADI Time, LLC (“Seller”) relating to its time and attendance software and management services business, pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Purchaser and Seller. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Purchaser and Seller.

The purchase price for the assets consisted of $6,000 in cash and a promissory note of the Purchaser (“Purchaser Note”) in the aggregate principal amount of $1,095. The Purchaser Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1 million under the Purchaser Note. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Credit Agreement and the Subordinated Notes. (further discussed in Note 4)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

On December 14, 2011, the Company, through Asure Legiant, LLC, a wholly owned subsidiary of the Company (“Purchaser”), purchased substantially all of the assets and assumed certain liabilities of WG Ross Corp., d/b/a Legiant (“Seller”), relating to its cloud computing time and attendance software and management services pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Purchaser, Seller and, with respect to Section 6.6 only, ADI Software, LLC, a wholly owned subsidiary of the Company. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Purchaser and Seller.

The purchase price for the assets was $4,000, consisting of $1,511 in cash and three subordinated promissory notes of the Purchaser in the aggregate principal amount of $2,489, as adjusted pursuant to the terms of the APA. One of the promissory notes is for an aggregate principal amount of $250 bears interest at an annual rate of 0.20%, and will mature on February 1, 2012. The second promissory note is for an aggregate principal amount of $478 bears interest at an annual rate of 5.00%, and will mature on October 1, 2014. The third promissory note is for an aggregate principal amount of $1,761 bears interest at an annual rate of 0.20%, and will mature on October 1, 2014. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1 million under the third promissory note. All three promissory notes are guaranteed by the Company and are subordinated to the Company’s bank financing. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Company’s bank financing.

According to the Nasdaq Capital Markets Rule 5550 (b) on Continue Listing Standards for Primary Equity Securities, the Company failed to meet the minimum stockholders’ equity requirement of $2,500 as of December 31, 2011.  The Company's stockholders’ equity as of December 31, 2011 was $2,064.  The Company did not meet this requirement primarily due to the mark-to-market impact of the derivative liability associated with the subordinated convertible notes outstanding.  Subsequent to December 31, 2011, the terms of the subordinated convertible notes were amended to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability.   The Company estimates that the impact of this transaction will result in the Company exceeding the minimum stockholders’ equity requirement as of March 31, 2012.  The Company has informed Nasdaq's MarketWatch department regarding this matter.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

SEGMENTS

The chief operating decision maker is the Company’s Chief Executive Officer who reviews financial information presented on a company-wide basis.  Accordingly, in accordance with ASC 280, the Company determined that is has a single reporting segment and operating unit structure.

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, lease impairment, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during the iEmployee, ADI Time and Legiant acquisitions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

LIQUIDITY

As of December 31, 2011, Asure’s principal source of liquidity consisted of $1,067 of current cash and cash equivalents as well as future cash generated from operations. Cash and equivalents were $1,070 at December 31, 2010.  While the cash balance is relatively unchanged from prior year, the Company used approximately $3.1 million in operating cash flow in the acquisitions of ADI Time and Legiant in the fourth quarter of 2011.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company may continue to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities in the next calendar year as well.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis, and non-financial assets and liabilities such as goodwill, intangible assets and property and equipment that are measured at fair value on a non-recurring basis.

CREDIT POLICY

The Company reviews potential customers' credit ratings to evaluate customers' ability to pay an obligation within the payment term, which is usually net thirty days.  When payment is reasonably assured and no known barriers exist to legally enforce the payment, the Company extends credit to customers. An account is placed on "Credit Hold" if a placed order exceeds the credit limit and may be placed on "Credit Hold" sooner if circumstances warrant.  The Company follows its credit policy consistently and constantly monitors all of its delinquent accounts for indications of uncollectability.

DERIVATIVE

The Company’s convertible notes payable contain embedded derivative instruments related to the conversion feature that are accounted for separately.  The fair values of these instruments are re-measured each reporting period and a gain or loss is recorded for the change in fair value.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

 The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers.  This allowance is based in the aggregate, on historical collection experience, age of receivables, and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Asure’s bad debts have not been material and have been within management expectations.  The allowances for doubtful accounts as of December 31, 2011 does not include $61 in Provision for Doubtful accounts from the Company’s acquisitions in the fourth quarter of 2011.  The allowances for doubtful accounts as of December 31, 2011and 2010 are as follows:

	BALANCE AT BEGINNING OF YEAR	PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE	WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE	BALANCE AT END OF YEAR

Year ended December 31, 2011	$46	10	(37)	$19
Year ended December 31, 2010	34	51	(39)	$46

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market. Inventory includes purchased LCD panels and a full range of biometric and card recognition clocks that are sold as part of the Company’s workforce management solutions as well as its human resource and payroll processes to complement its NetSimplicity, Time and Labor Management (ADI Time, Legiant and iEmployee) software products respectively.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

PROPERTY AND EQUIPMENT

Property and equipment, including software, furniture and equipment, are recorded at cost less accumulated depreciation. Internal support equipment is video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems and engineering, and is recorded at manufactured cost, if the Company constructed the asset or is recorded at cost, if purchased. Depreciation is recorded using the straight-line method over the estimated economic useful lives of the assets, which range from two to five years.  Property and equipment also includes leasehold improvements and capital leases, which are recorded at cost less accumulated amortization.  Amortization of leasehold improvements and capital leases is recorded using the straight-line method over the shorter of the lease term or over the life of the respective assets, as applicable. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred. Repair and maintenance costs are expensed as incurred. The Company periodically reviews the estimated economic useful lives of its property and equipment and makes adjustments, if necessary, according to the latest information available.

BUSINESS COMBINATIONS

We accounted for the acquisitions using the acquisition method of accounting based on ASC 805—Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained. The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net  tangible and identifiable intangible assets acquired. While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. See Note 4 for additional information regarding goodwill. Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line method over their estimated period of benefit, which generally ranges from one to ten years. Each period we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. No impairments of finite-lived intangible assets have been identified during any of the periods presented. See Note 5 for additional information regarding intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB ASC 350, Asure reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows.  Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.  No impairment of long-lived assets has been identified during any of the periods presented.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

ORIGINAL ISSUE DISCOUNTS

Original issue discounts, when incurred on the issuance of debt, are recognized as a reduction of the current loan obligations and amortized to interest expense over the life of the related indebtedness using the effective interest rate method. The Company’s original issue discounts were $518 at October 1, 2011 and an additional $382 on December 14, 2011 for the ADI Time and Legiant acquisitions, respectively.  At the time of any repurchases or retirements of related debt, the remaining amount of net original issue discounts will be written off and included in the calculation of  gain/(loss) on retirement in the consolidated statement of operations. We recognized amortization of original issue discounts totaling $44 during the year ended December 31, 2011 which has been recorded in interest expense – amortization of OID and derivative mark-to-market in the consolidated statement of operations.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.   The Company recognizes software revenue in accordance with FASB ASC 985-605, Revenue Recognition (FASB ASC 985-605).  The Company’s revenues consists of software license, software subscription and service fees.  Revenue from the software element is earned through the licensing or right to use the Company’s software and from the sale of specific software products.  Service fee income is earned through the sale of maintenance and technical support, training and installation. Revenue from the sale of hardware devices is recognized upon shipment of the hardware.  Asure also sells multiple elements within a single sale.

Since the Company currently offers software both as a perpetual license and as software as a service, revenue recognition varies based on which of these forms of software the customer purchases.

When the Company sells software licenses in a multiple element arrangement and vendor-specific objective evidence (“VSOE”) of fair value is available for the undelivered element, sales revenue is generally recognized on the date the product is shipped, using the residual method, with a portion of revenue recorded as deferred (unearned) due to the applicable undelivered elements. VSOE of fair value for the maintenance, training and installation services are based on the prices charged for the maintenance and services when sold separately. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support, training and install. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period (typically one year) or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue is recognized ratably, on a straight-line basis over the service period of the undelivered element.  The Company’s training and installation services are not essential to the functionality of the Company’s products as such services can be provided by a third party or the customers themselves.

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

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred.  Advertising expenses were $3 and $25 for the  years ended December 31, 2011 and December 31, 2010, respectively. These expenses are recorded as part of sales and marketing expenses on the Consolidated Statements of Operations.

LEASE OBLIGATIONS

Asure recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of December 31, 2011 and 2010, the Company had deferred rent liabilities of $5 and $0, respectively, all of which are classified as long-term liabilities. The Company also recognizes capital lease obligations and records the underlying assets and liabilities on its Consolidated Balance Sheets. As of December 31, 2011 and 2010, Asure had $66 and $73 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the assets and liabilities of these foreign subsidiaries are translated at current exchange rates at each balance sheet date. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Income and expenses from the foreign subsidiaries are translated using monthly average exchange rates. Net gains and losses resulting from foreign exchange transactions are included in other income and expenses and were not significant in calendar years 2011 and 2010.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

SHARE BASED COMPENSATION

In December 2004, the FASB issued an accounting standard now codified as ASC 718, Stock Compensation. This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under this standard, companies may not account for stock-based compensation transactions using the intrinsic-value method .Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

The Company adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  The fair value of each award granted from Asure's stock option plans are estimated at the date of grant using the Black-Scholes option pricing model. 313 and 15 stock options were granted during the years ended December 31, 2011 and 2010.

As of December 31, 2011, $182 of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following 3 years.

The Company issued 2 thousand shares of common stock related to exercises of stock options granted from its Stock Option Plans for the year ended December 31, 2011 and no shares in the year ended December 31, 2010.

COMPREHENSIVE LOSS

In accordance with the disclosure requirements of ASC 220, Comprehensive Income, the Company’s comprehensive loss is comprised of net loss and foreign currency translation adjustments. The following table presents the Company’s comprehensive loss and its components for the years ended December 31, 2011, and 2010.

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Net Loss	$(649)	$(1,137)
Foreign Currency gain (loss)	(98)	40
Comprehensive Loss	$(747)	$(1,097)

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

On  May 12, 2011, the FASB issued ASU 2011-04 (Topic 220): Fair Value Measurement. The new guidance creates a uniform framework for applying fair value measurement principles. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company's valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. The Company is currently evaluating the impact of this standard on the financial statements and related disclosures, but is not expected to be material to the Company’s  consolidated financial statements

On June 17, 2011, the FASB issued ASU 2011-05 (Topic 820): Comprehensive Income. The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders' equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not impact the Company's consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements

NOTE 3 - FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively:

		Fair Value Measure at December 31, 2011
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$1,067	$1,067	$-	$-
Derivative Liability	(835)	-	(835)	-
Total	$232	$1,067	$(835)	$-

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

		Fair Value Measure at December 31, 2010
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$1,070	$1,070	$-	$-
Total	$1,070	$1,070	$-	$-

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities.  The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

The Company’s line of credit and notes payable, subordinated convertible notes payable and subordinated notes payable including current portion, as of December 31, 2011, had a carrying value of $6,419.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

See Note #4 for further discussion of the valuation of the Company’s derivative liability

NOTE 4 - ACQUISITIONS, DEBT COMMITMENTS AND DERIVATIVE LIABILTY

During fiscal 2011, the Company made two acquisitions for approximately $10.4 million in aggregate purchase consideration. The 2011 acquisitions were funded from available cash on hand, long-term debt, and promissory notes issued to the sellers

On October 1, 2011, the Company, through ADI Software, LLC, a wholly owned subsidiary of the Company  purchased substantially all of the assets and assumed certain liabilities of ADI Time, LLC relating to its time and attendance software and management services business, pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, ADI Software, LLC and ADI Time, LLC. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, ADI Software, LLC and ADI Time, LLC.  The Company expects to benefit through the additions of ADI Time, LLC’s proprietary Time and Labor Management software and its complementary proprietary time clock hardware solutions in addition to its network of resellers. The purchase price for the assets consisted of $6,000 in cash and a promissory note of ADI Software, LLC (“Purchaser Note”) in the aggregate principal amount of $1,095. The Purchaser Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. ADI Software, LLC may offset any indemnification payments owed by ADI Time, LLC under the APA against up to $1 million under the Purchaser Note. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Company’s bank financing.

On December 14, 2011, the Company, through Asure Legiant, LLC, a wholly owned subsidiary of the Company,  purchased substantially all of the assets and assumed certain liabilities of WG Ross Corp., d/b/a Legiant, relating to its cloud computing time and attendance software and management services pursuant to an Asset Purchase Agreement (“APA”) by and among the Company, Asure Legiant, LLC, Legiant and, with respect to Section 6.6 only, ADI Software, LLC, a wholly owned subsidiary of the Company. The APA contains certain customary representations, warranties, indemnities and covenants of the Company, Asure Legiant, LLC and Legiant.  The Company expects to benefit by acquiring a large set of customers on its existing proprietary Time and Labor Management software solution with minimal acquired general & administrative expenses. The purchase price for the assets was $4,000, consisting of approximately $1,511 in cash and three subordinated promissory notes of the Asure Legiant, LLC in the aggregate principal amount of approximately $2,489, as adjusted pursuant to the terms of the APA. One of the promissory notes is for an aggregate principal amount of $250, bears interest at an annual rate of 0.20%, and will mature on February 1, 2012. The second promissory note is for an aggregate principal amount of approximately $479, bears interest at an annual rate of 5.00%, and will mature on October 1, 2014. The third promissory note is for an aggregate principal amount of  approximately $1,761, bears interest at an annual rate of 0.20%, and will mature on October 1, 2014.  Asure Legiant, LLC may offset any indemnification payments owed by Legiant under the APA against up to $1 million under the third promissory note. All three promissory notes are guaranteed by the Company and are subordinated to the Company’s bank financing. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Company’s bank financing. Details regarding the financing of the acquisition is described in the below Notes Payable table.

Transaction costs for these acquisitions were $130.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Following are the aggregate purchase price allocations for the two acquisitions. As of December, 2011, the measurement period for the acquisitions is finalized except for our estimated income tax assets acquired and income tax liabilities assumed as we continue to assess the tax impact of the acquisitions in the various jurisdiction to which we report. We expect that goodwill arising from these acquisitions will be deductible for tax purposes over 15 years.  The allocations were based on fair values at the dates of acquisition (amounts in thousands):

	ADI	Legiant	Total

Consideration paid net of Cash received	6,697	3,704	10,401

Less: Original issue discount	(244)	(382)	(626)

Total	6,453	3,322	9,775

Assets Acquired:
Receivables	437	5	442
Inventories	31	56	87
Prepaid expenses and other current assets	5	11	16
Property and equipment, net	157	30	187
Total Assets	630	102	732

Liabilities Assumed:
Accounts payable	(134)	(17)	(151)
Other accrued liabilities	(6)	(23)	(29)
Deferred revenue	(695)	(692)	(1,387)
Total Liabilities	(835)	(732)	(1,567)

Intangibles Acquired:
Developed Technology	671	-	671
Reseller Relationships`	853	-	853
Trade names	37	-	37
Customer relationships	967	1,785	2,752
Non-compete agreements	32	-	32
Goodwill	4,098	2,167	6,265
Total Intangibles	6,658	3,952	10,610

Total	6,453	3,322	9,775

The following unaudited summaries of pro forma combined results of operation for the years ended December 31, 2011 and 2010, give effect to the acquisition as if it had been completed on January 1, 2010. These pro forma summaries do not reflect any operating efficiencies, cost savings or revenue enhancements that may be achieved by the combined companies. In addition, certain non-recurring expenses, such as legal expenses and other transactions expenses for  the first 12 months after the acquisition, are not reflected in the pro forma summaries. These pro forma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations.

	FOR THE YEARS ENDED
	DECEMBER 31	DECEMBER 31,
	2011	2010
Revenues	17,012	17,497
Net (loss)	(1,238)	(1,844)
Net (loss) per common share:
Basic and diluted	(0.40)	(0.60)

Weighted average shares outstanding:
Basic and diluted	3,085	3,087

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

In connection with the assumptions, the Company issued or assumed the following debt instruments:

Notes Payable and Line of Credit			Balance as of December 31,
	Maturity	Stated Interest Rate	2010	2011	Short Term	Long Term
ADI Time - Sellers Note (net of unamortized discount of $226)	10/1/2014	0.16%	-	870	-	870
Legiant - Sellers Note 1	2/1/2012	0.20%	-	250	250	-
Legiant - Sellers Note 2	10/1/2014	5.00%	-	468	99	369
Legiant - Sellers Note 3 (net of unamortized discount of $377)	10/1/2014	0.20%	-	1,384	-	1,384
Subordinated Convertible Notes Payable (net of unamortized discount of $253)	9/30/2014	9.00%	-	1,247	-	1,247
Subordinated Notes Payable	9/30/2014	15.00%	-	1,700	-	1,700
Line of Credit	9/28/2012	4.25%	-	500	500	-
Total				6,419	849	5,570

ADI Time - Sellers Note

In conjunction with the acquisition of ADI Software, LLC; the Company entered into a Promissory Note in the amount of $1,095 with the Seller. The Promissory Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1,000 under the Purchaser Note.  The Company recorded the note at fair value using a discount rate of 9%, which resulted in an unamortized discount of $226, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method.

In conjunction with the acquisition of Legiant Software, LLC the Company entered into three separate Promissory Notes all payable to the Sellers. The details of each of the Promissory Notes is as follows:

Legiant - Sellers Note #1

Legiant Acquisition-Sellers Note #1 is for an aggregate principal amount of $250 bears interest at an annual rate of 0.20%, matured on February 1, 2012, and was paid in full.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Legiant Acquisition-Sellers Note #2

Legiant Acquisition-Sellers Note #2 is for the principal amount of $478, bears interest at an annual rate of 5.00% and requires monthly payments of $10 until the maturity date of October 1, 2014.

Legiant Acquisition-Sellers Note #3

Legiant Acquisition-Sellers Note #3 is for an aggregate principal amount of $1,761, bears interest at an annual rate of 0.20%, and will mature on October 1, 2014 when all interest and principal are due. The Company may offset any indemnification payments owed by the Seller under the acquisition agreement against up to $1 million under Sellers Note #3.  The Company recorded the note at fair value using a discount rate of 9%, which resulted in an unamortized discount of  $377, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method and will be payable, in cash, on October 1, 2014.

All three promissory notes are guaranteed by the Company and are subordinated to the Company’s bank financing discussed below.

Subordinated Convertible Notes Payable

On September 30, 2011, the Company entered into a Securities Purchase Agreement  (the “9% Note Purchase Agreement”) relating to the sale of $1,500 aggregate principal amount of the Company’s 9% subordinated convertible notes (“9% Notes”) in a private placement to accredited investors to finance the ADI acquisition. The 9% Notes will pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 9% per year. The 9% Note will mature on September 30, 2014. The 9% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to the Bank and the 15% Notes.

Beginning 12 months from the date of issuance, the holder may convert the 9% Notes into shares of the Company’s common stock at a conversion price of $5.00 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits. Additionally, if the Company subsequently issues common stock at a price below the then current conversion price, the conversion price will be reset to the greater of $3.27 per share (the closing price of the Company’s Common Stock on September 30, 2011) or such lower price. In the event that a holder of a 9% Note elects to convert the 9% Note into equity, and the Company determines that such conversion would jeopardize the Company’s tax benefits under Section 382 of the Internal Revenue Code, the Company may elect to prepay any or all of such 9% Notes prior to conversion, subject to certain limitations at a purchase price equal to the product of the number of shares into which the 9% Note is convertible and the volume weighted average closing price during the 20 day trading period beginning on the 10th day before the conversion notice is received by the Company multiplied by the Premium Rate.  The Premium Rate is 1.1 if a holder notifies the Company of an intention to convert their 9% Note into equity prior to the date that is 90 days before the maturity date and 1.5 if such notification is made within 90 days of the maturity date. The 9% Notes also contain customary terms of default.

The 9% Note Purchase Agreement provides that, if the Company issues common stock below $3.25 per share, each holder of the 9% Notes outstanding at that time will have the right to purchase its pro rata portion of such stock issuance.

These convertible notes contain embedded derivative instruments related to the conversion feature that are accounted for separately.   The derivative instruments entered into to finance the ADI acquisition.   The fair values of these instruments are re-measured each reporting period and a gain or loss is recorded for the change in fair value.  At inception, the conversion feature was valued at $274 and resulted in an original issue discount on the convertible debt, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method.  The Company used a Monte Carlo simulation in a risk-neutral framework to simulate market capitalization outcomes of the Company, including considerations of the Company’s projected share price volatility, to estimate the fair value of the embedded derivative.  The fair value of the conversion feature was $835 at December 31, 2011, with $561 being recorded in the income statement for the mark-to-market impact.  This amount of $561 was recorded in interest expense – amortization of OID and derivative mark-to-market in the consolidated statements of operations.  Subsequent to December 31, 2011, the terms of the convertible notes were amended to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. See Note 13 for further information.

Mr. Goepel, the Company’s Chief Executive Officer, purchased $200 of the 9% Notes. Red Oak Fund, LP purchased $600 of the 9% Notes. Mr. Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partners, LLC, which manages the Red Oak Fund.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Subordinated Notes Payable

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

Patrick Goepel, the Company’s Chief Executive Officer purchased $500 of the 15% Notes.  Pinnacle Fund, LLLP purchased $300 of the 15% Notes.  David Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partners, LLC, which owns 50% of Pinnacle Partners, LLC, which is the general partner of the Pinnacle Fund, LLLP.  Red Oak Partners, LLC is also the manager of the Pinnacle Fund, LLLP.

 Credit Agreement

On September 29, 2011, the Company entered into a Credit Agreement with JPMorgan Chase Bank N.A. (“Bank”), providing for a $500 line of credit (the “Credit Agreement”), which was fully utilized as of December 31, 2011. The line of credit bears interest at a rate of 1.5% above the CB Floating Rate and matures on September 28, 2012. The CB Floating rate is defined as the Bank’s prime rate, as announced from time to time, provided that the CB Floating Rate may not be less than the adjusted one month LIBOR rate. The aggregate principal amount of advances outstanding at any one time under the line of credit may not exceed 80% of eligible trade accounts and accounts receivable or the maximum principal amount then available, whichever is less.

The Company’s obligations to the Bank are guaranteed by ADI Software, LLC, a wholly owned subsidiary of the Company, and secured by all of the assets of the Company and its subsidiaries.  The Credit Agreement contains customary affirmative and negative covenants, including but not limited to limitations with respect to debt, liens, sale of equity interests, mergers and acquisitions, sale of assets, and loans or advances to and investments in others. The Company is also required to maintain total cash and marketable securities of not less than $300, beginning on December 31, 2011; a debt service coverage ratio of not less than 1.2 to 1.0 for each period of four consecutive fiscal quarters beginning the twelve months ending December 31, 2011; and EBITDA of not less than $100 for each fiscal quarter beginning the quarter ending December 31, 2011.  The Company was in compliance with these covenants at December 31, 2011.

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

The following is a schedule of the payments of principal on the debt obligations, by year, through maturity, in thousands.

2012	$849
2013	104
2014	6,323
Total	7,276

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 5 - INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  The Company recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. The Company recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Asure’s goodwill relates to the current year acquisitions of ADI Time and Legiant.Asure’s intangible assets relate to ADI Time, Legiant and its acquisition of iSarla Inc. and the iEmployee operations.

 In accordance with ASC 350, Intangibles-Goodwill and Other, Asure reviews and evaluates its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  Based on Asure’s impairment test, no impairment was identified for the Company’s intangible assets for the years ended December 31, 2011 and 2010.

On May 3, 2010, the Company and Ceridian Corporation (“Ceridian”), a reseller of the Company’s iEmployee products, entered into an agreement by which joint customers of the Company and Ceridian were given until July 31, 2010 to choose either to (i) contract directly with the Company to continue using our goods and services, or (ii) continue using Ceridian’s offerings that may not include the Company’s products and services.  Depending on the number of customers that contracted with Asure and the related pricing, the cash flows associated with the Ceridian customers may vary from historical levels.  Thus the Company tested the Customer Relationships intangible asset for impairment in accordance with ASC 350.  The Company compared the asset’s carrying amount against the estimated undiscounted cash flows to be generated from the customers that contracted with Asure over the estimated useful life of the intangible asset.  The undiscounted cash flows from the intangible asset exceeded the carrying value of the intangible asset and thus no impairment was required.

As of December 31, 2011 and 2010, the gross carrying amount and accumulated amortization of the Company’s intangible assets are are as follows:

		December 31, 2011
Intangible Asset	Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	5	$1,586	$(794)	$792
Customer Relationships	8	6,767	(2,175)	4,592
Reseller Relationship	7	853	(30)	823
Trade Names	5	325	(253)	72
Covenant not-to-compete	4	182	(154)	28
		$9,713	$(3,406)	$6,307

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

 Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses were $680 and $598 for the  years ended December 31, 2011 and 2010 respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Goods Sold were $202 and $183 for the years ended December 31, 2011 and 2010, respectively.  $19 of the $202 for the year ended December 31, 2011 relates to the acquisitions in the fourth quarter.  The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years as of December 31, 2011:

Calendar Years
2012	$1,361
2013	1,146
2014	1,134
2015	1,015
2016	632
Thereafter	1,019
$6,307

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives as of December 31, 2011 and 2010 are composed of the following:

	December 31,
	2011	2010

Software: 3-5 years	$3,098	$3,054
Furniture and equipment: 2-5 years	3,073	2,905
Internal support equipment: 2-4 years	706	696
Vehicle - 7 years	42	-
Capital leases: lease term or life of the asset	204	205
Leasehold improvements: lease term or life of the improvement	2,123	2,116
	9,246	8,976
Less accumulated depreciation	(8,832)	(8,695)
	$414	$281

The amortization of the capital leases is recorded as depreciation expense on the Consolidated Statements of Operations. Depreciation and amortization expenses relating to property and equipment were approximately $165 and $237 for the years ended December 31, 2011 and 2010, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 7 - LEASE IMPAIRMENT

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

On April 28, 2010 the Company entered into an Amendment to its current building lease with Wild Basin. Pursuant to the terms of the amended Lease, the Landlord agreed to reduce the square footage leased by the Company from 137 thousand square feet to 9 thousand square feet for the lease’s remaining three years.  In addition, the monthly rent of $299 was reduced to $20 beginning April 1, 2010.  In exchange for the rent and square footage reduction, the Company made a one time payment of $1,500 and agreed to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the prior lease, resulting in the Company recording a loss on lease agreement of $1,203 during the year ended December 31, 2010.  Additionally, the Company forfeited its rights to any potential future net profits interest in the lease.  The $1,203 loss consists of the following expenses; the $1,500 lease termination fee, the write-off of $186 of subtenant lease hold improvements and $45 in transaction costs.  These expenses were offset by the reversal of the following liabilities; $254 of leasehold advance, $235 of leasehold impairment and $39 of other net liabilities.

NOTE 8 - STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 300 shares of the Company’s common stock.  During the year ended December 31, 2010 Asure repurchased 43 shares of common stock for $110.  In total, Asure has repurchased 256 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.  While the program remains in place, the Company did not repurchase any shares during 2011.

STOCK AND STOCK OPTION PLANS

Asure has one active equity plan, the 2009 Equity Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted with exercise price greater than or equal to the fair market value at the time of grant and the options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.  The Company’s 1996 Plan expired in April 2006, whereby the Company can no longer grant options under these plans.  However, options previously granted remain outstanding. Total compensation expense recognized in the Consolidated Statements of Operations for stock based awards was $81 and 53 for the years ending December 31, 2011 and 2010, respectively.

The following table summarizes the assumptions used to develop their fair value for 2011, 2010:

	Year Ended December 31,
	2011	2010
Risk-free interest rate	0.875%	2.34%
Expected volatility	0.91	0.987
Expected life in years	3.89	4.53
Dividend yield	-	-

As of December 31, 2011, Asure had reserved shares of common stock for future issuance under the 2009 and 1996 Plans as follows:

Options outstanding	353
Options available for future grant	0
Shares reserved	353

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The following table summarizes activity under all Plans for the years ended December 31, 2011 and 2010, respectively.

	For the Twelve months ended December 31, 2011		For the Twelve months ended December 31, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	180	$3.06	211	$4.36
Granted	313	3.49	15	2.52
Exercised	(2)	3.14	-	N/A
Canceled	(138)	3.12	(46)	8.81
Outstanding at the end of the year	353	$3.42	180	$3.06
Options exercisable at the end of the year	81	$3.29	55	$3.13
Weighted average fair value of options granted during the year	1.91			1.83

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2011.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2011	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AND VESTED AT DECEMBER 31, 2011	WEIGHTED-AVERAGE EXERCISE PRICE

$2.25--2.90	30	7.35	$2.50	18	$2.51
3.50--3.50	319	5.01	3.50	59	3.50
3.85--3.85	4	0.99	3.85	4	3.85

$2.25--3.85	353	5.16	$3.42	81	$3.29

The aggregate intrinsic value of options outstanding and options exercisable is $1,041 and 1,087, respectively, at December 31, 2011.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 9 - DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees. The plan may be amended or terminated at any time by the Board of Directors. The Company provided no matching contributions to the plan for the years ended December 31, 2011 and 2010.

NOTE 10 - REVENUE CONCENTRATION

The revenue concentration from customers individually representing 10% or more in revenue for the years ended December 31, 2011 and  2010 are as follows:

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010

Percentage of Total Revenue	0.0%	12.6%
Number of Customers	0	1

NOTE 11 - GAIN ON SALE OF INVESTMENT

On September 30, 2010, Asure entered into a Promissory Note with VTEL Products Corporation (VTEL) and J. Merritt Belisle for the sale of its shares of Common Stock in VTEL.  Asure sold 1,312,014 shares for $130 with  $10 due immediately, $60 due September 30, 2011, and the remaining $60 due September 30, 2012. Asure recorded a gain on sale of $130 in the third quarter of 2010 as these shares were carried at zero value on the balance sheet.  In addition to the note receivable, Asure retains the right to receive 3% of net proceeds of the consideration received by VTEL or its shareholders in connection with a potential change of control.  If no such change of control happens within 5 years, Asure has the right, with written notice, to request VTEL to repurchase this right at fair market value. Asure has not placed a value on this right due to the uncertainty surrounding the future outcome.

NOTE 12 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the calendar years ended December 31, 2011, and 2010. Approximately 353 options and 180 options in the years ending December 31, 2011 and 2010, respectively, were not included in the computation of the dilutive stock options because the effect of such options would be anti-dilutive.

	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2011	2010
Net Loss	(649)	(1,137)
Weighted average shares outstanding - basic	3,085	3,087
Effect of dilutive stock options	-	-
Weighted average shares outstanding - diluted	3,085	3,087

Basic (loss) per share	(0.21)	(0.37)

Diluted (loss) per share	(0.21)	(0.37)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 13 - FEDERAL INCOME TAXES

 The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	For The Year Ended	For the Year Ended
	December 31,	December 31,
	2011	2010
Current:
Federal	$-	$(50)
State	1	(1)
Foreign	43	43
Total current	44	(8)

Deferred:
Federal	25	--
State	3	--
Foreign	-	--
Total deferred	28	--

	$72	(8)

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at December 31, 2011 and 2010 are as follows:

	2011	2010
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$454	$257
Accrued expenses	91	52
Other	7	17
	552	326
Valuation allowance	(543)	(320)
Net current deferred tax assets	9	6

Noncurrent deferred tax assets
Net operating losses	40,718	52,047
Research and development credit carryforwards	3,875	3,818
Minimum tax credit carryforwards	161	161
Fixed assets	367	1,060

Stock compensation	65	56
Other	-	20
	45,186	57,162
Valuation allowance	(44,449)	(56,116)
Net noncurrent deferred tax assets	737	1,046

Noncurrent deferred tax liabilities
Acquired intangibles	(746)	(1,052)
Goodwill	(28)

Total noncurrent deferred tax liabilities	(774)	(1,052)

Net current deferred tax asset	9	6
Net noncurrent deferred tax iability	$(37)	$(6)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $119,295 research and development credit carryforwards of approximately $4,698 and alternative minimum tax credit carryforwards of approximately $161. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2012 through 2032, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

 As a result of various acquisitions by the Company in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset, exclusive of goodwill. During the year ended December 31, 2011, the valuation allowance decreased by approximately $11,445 due primarily to operations, including expiration of tax carryforwards.  Approximately $8,251 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable  to book deferred compensation expense.

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

 The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Computed at statutory rate	$(196)	$(389)
State taxes, net of federal benefit	3	(40)
Permanent items and other	26	38
Change in applicable state rate	-	-
Carryforwards/carrybacks utilized	-	(50)
Foreign income taxed at different rates	-	(4)
Tax carryforwards not benefitted	239	437
	$72	$(8)

Effective August 1, 2007, the Company adopted ASC 740-10 regarding uncertain tax positions.  The Company did not record any additional tax liability as a result of the adoption of ASC 740-10 and no adjustment was required to the August 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2011 was approximately $998. The reconciliation of the Company’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2011	$998
Additions based on tax positions related to the current year	26
Additions for tax positions of prior years	27
Balance at December 31, 2011	$1,051

As of December 31, 2011 the Company had $1,051 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company’s assessment of the unrecognized tax benefits is subject to change as a function of income tax audits by the taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2011, the Company recognized $3 of interest and penalties in its income tax expense.

Asure Software files tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years ending before July 31, 2008 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before July 31, 2007.  Asure Software is not currently under audit for federal, state or any foreign jurisdictions.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 14 - LEASE COMMITMENTS

Asure’s future minimum lease payments under all operating and capital leases as of December 31, 2011 are as follows:

CALENDAR YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS

2012	743	32
2013	496	10
2014	421	8
2015	398	8
2016	--	7
Thereafter	--	--

TOTAL	$2,058	$65

Less current portion of obligations		(32)
Long-term portion of obligations		$33

Total rent expense under all operating leases for the year ending December 31, 2011 and 2010 were $433 and $1,291, respectively. Approximately 76.0% of Asure’s total operating lease obligations relates to its corporate office facility at Wild Basin in Austin, Texas.

On April 28, 2010 the Company entered into an Amendment to its current building lease with Wild Basin. Pursuant to the terms of the amended Lease, the Landlord agreed to reduce the square footage leased by the Company from 137 thousand square feet to 9 thousand square feet for the lease’s remaining three years.  In addition, the monthly rent of $299 was reduced to $20 beginning April 1, 2010.  In exchange for the rent and square footage reduction, the Company made a onetime payment of $1,500 and agreed to forgo approximately $159 of monthly sub-tenant income it received from the excess space under the prior lease, resulting in the Company recording a loss on lease agreement of $1,203 during the year ended December 31, 2010

NOTE 15 - CONTINGENCIES

 Asure was the defendant or plaintiff in various actions that arose in the normal course of business. As of December 31, 2011, none of the pending legal proceedings to which the Company is a party are material to the Company.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 16 - SUBSEQUENT EVENTS

Amendment and Restatement of the Convertible Notes and Registration Rights Agreements

On March 10, 2012, the Company amended and restated each of the Subordinated convertible notes payable (the “Convertible Notes”) which:

•
Permit each holder of Convertible Notes to convert the outstanding principal balance due there under into shares of Common Stock of the Company at the conversion price originally set forth in the Convertible Notes ($5.00 per share of Common Stock) on or before March 15, 2012.

•
Provide to the holders of the Convertible Notes, as consideration for agreeing to the terms of the amendment, a one time cash payment, in such amount as follows: (i) with respect to holders of Convertible Notes who do not elect to convert their Convertible Note prior to March 16, 2012, an amount equal to 3% of the outstanding principal amount of their Convertible Note and (B) with respect to holders of Convertible Notes who elect to convert their Convertible Note prior to March 16, 2012 (the “Converted Holders”), an amount equal to 80% of the interest that such Holder would have received if such Holder had held the Convertible Note to maturity.

•
 Remove the dilution protection provision which would have reset the conversion price below $5.00 per share in the event that the Company made certain issuances of Common Stock at a price below $5.00 per share of Common Stock.

The Company also amended and restated the Registration Rights Agreement to among other things:

•
 Obligate the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares of Common Stock held by the converted holders, no later than July 31, 2012 and have such registration statement effective no later than August 31, 2012.

•
 Obligate the Company to pay monthly cash penalties to the Converted Holders equal to 5% of the principal amount of such converted holders’ Convertible Notes (as existing prior to the conversion) commencing on August 31, 2012 if the Company fails to register the underlying shares of Common Stock as agreed. Such penalties are capped at a maximum of 30% of the principal amount of such Converted Holders’ Convertible Notes.

The changes made to the Convertible Notes and the Registration Rights Agreement, resulted in a change of accounting treatment of the derivatives on the Convertible Notes.  Effective on March 10, 2012, the derivatives will no longer be required to be accounted for on a separate basis.  Therefore, the Company will no longer be required to re-measure the fairvalue of the derivatives after the amendment date and will write-off the fair value of the derivative after the amendment.  The Company will record the impact of this change in the first quarter of 2012.

The Company has received conversion elections and/or indication of intent to convert from holders representing $1,150 of the total $1,500 of principal amount of Convertible Notes.

3-for-2 Stock Split

On March 27, 2012, the Board of Directors declared a 3-for-2 stock split, payable April 30, 2012 to the holders of record of the Company’s common stock as of the close of business on April 23, 2012.  The Company will make cash payments based upon the closing price of the Company’s shares on the record date in lieu of the issuance of fractional shares.  Share and per share information in these financial statements does not reflect the impact of this proposed 3 for 2 stock split.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 30, 2012	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	March 30, 2012
Patrick Goepel	(Principal Executive Officer)
Director

/s/ DAVID SCOGLIO	Chief Financial Officer	March 30, 2012
David Scoglio	(Principal Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	March 30, 2012
David Sandberg

/s/ ADRIAN PERTIERRA	Director	March 30, 2012
Adrian Pertierra

/s/ J. RANDALL WATERFIELD	Director	March 30, 2012
J. Randall Waterfield
/s/ MATTHEW BEHRENT	Director	March 30, 2012
Matthew Behrent

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

2.1	Agreement and Plan of Merger and Reorganization dated as of January 6, 1997 by and among VTEL, VTEL-Sub, Inc. and CLI.(1)

2.2	Agreement and Plan of Merger, dated as of September 11, 2007 by and among Asure Software, Inc., Cheetah Acquisition Company, Inc. and iSarla Inc. (2)

2.3	Asset Purchase Agreement dated October 1, 2011 by and among Asure Software, Inc., ADI Software, LLC and ADI Time, LLC (18)

2.4	Asset Purchase Agreement dated December 14, 2011 by and among Asure Software, Inc., ADI Legiant, LLC and WG Ross Corp. (21)

3.1	Restated Certificate of Incorporation. (3)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation. (20)

3.3	Amended and Restated Bylaws. (5)

4.1	Specimen Certificate for the Common Stock. (4)

4.2	Amended and Restated Rights Agreement, dated as of October 28, 2009 between Asure Software, Inc. and American Stock Transfer & Trust Company. (5)

4.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Form of Rights Certificate. (5)

4.5	Form of 9% Subordinated Convertible Promissory Note (18)

4.6	Form of 15% Subordinated Promissory Note. (18)

4.7	Form of Securities Purchase Agreement for 9% Subordinated Convertible Promissory Note. (18)

4.8	Form of Securities Purchase Agreement for 15% Subordinated Promissory Note. (18)

4.9	Registration Rights Agreement. (18)

4.10	Credit Agreement between Asure Software, Inc. and JPMorgan Chase Bank, NA. (18)

4.11	Amended and Restated Registration Rights Agreement dated March 10, 2012. (19)

4.12	Amendment Agreement with respect to the Amended and Restated 9% Convertible Promissory Notes. (19)

4.13	Promissory Note dated October 2011 issued in connection with acquisition of certain assets from ADI Time, LLC. (21)

4.14	Letter Agreement from Patrick Goepel relating to forfeiture of Option rights. (21)*

4.15	Stock Option Agreement issued to Patrick Goepel. (21)*

4.16	Stock Option Agreement with Steve Rodriguez. (21)*

4.17	Stock Option Agreement with Mike Kinney. (21)*

4.18	Subordinated Promissory Note issued by the Company to WG Ross Corp. (21)

10.1	VideoTelecom Corp. 1989 Stock Option Plan, as amended. (4)*

10.2	Form of VideoTelecom Corp. Nonqualified Stock Option Agreement (4).*

10.3	Form of VideoTelecom Corp. Incentive Stock Option Agreement. (4)*

10.4	VideoTelecom Corp. 1992 Director Stock Option Plan. (6)*

10.5	VideoTelecom Corp. Employee Stock Purchase Plan. (6)*

10.12	Amendment to the VideoTelecom Corp. 1989 Stock Option Plan and the 1992 Director Stock Option Plan. (7)*

10.13	The VTEL Corporation 1996 Stock Option Plan. (8)*

10.14	Amendment to the VTEL Corporation 1996 Stock Option Plan. (9)*

10.15	Lease Agreement, dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee. (10)

10.19	First Amendment, dated March 11, 1998, to Lease Agreement dated January 30, 1998, between 2800 Industrial, Inc., Lessor and VTEL Corporation, Lessee. (10)

10.20	The VTEL Corporation 1998 Restricted Stock Plan. (11)*

10.21	Amended Restricted Stock Plan, effective May 23, 2006. (12)*

10.22	The Company’s 2009 Equity Plan. (13)*

10.23	Form of Option Agreement under the Company’s 2009 Equity Pan. (13)*

10.24	Purchase Agreement dated September 25 between Patrick Goepel and the Company. (14)

10.25	Amended and Restated Employment Agreement dated July 2, 2011 between Patrick Goepel and the Company. (21)*

10.26	Amended and Restated Employment Letter between the Company and David Scoglio, dated as of August 15, 2011. (21)*

10.27	Employment Letter between the Company and Mike Kinney, dated as of August 15, 2011. (21)*

10.28	Employment Letter between the Company and Steve Rodriguez, dated as of August 15, 2011. (21)*

10.29	Settlement Agreement dated May 3, 2010 with Ceridian Corporation. (16)

10.30	Fourth Amendment to Lease Agreement with WB One & Two LTD. (17)

10.31	Lease Agreement to Premises located at 200 Crossings Boulevard, Warwick, Rhode Island. (21)

10.32	Sixth Amendment to Lease. (21)

14.01	Code of Business Conduct and Ethics. (21)

21	Subsidiaries of the Company (21)

23.1	Consent of Ernst & Young LLP (21)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

101
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

 *  Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K files with the SEC on January 15, 1997. (File No. 000-20008)

(2)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the three months ended October 31, 2007 filed with the SEC on December 17, 2007. (File No. 000-20008)

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2004 filed with the SEC on December 15, 2004. (File No. 000-20008)

(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC (File No. 33-45876) and any and all amendments thereto.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2009. (File No. 000-20008)

(6)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the SEC (File No. 33-51822) and any and all amendments thereto.

(7)	Incorporated by reference to the Company’s 1996 Definitive Proxy Statement.

(8)	Incorporated by reference to the Company’s 1995 Definitive Proxy Statement.

(9)	Incorporated by reference to the Company’s Joint Proxy Statement filed on April 24, 1997. (File No. 000-20008)

(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed with the SEC on June 15, 1998 (File No. 000-20008).

(11)	Incorporated by reference to the Company’s 1999 Definitive Proxy Statement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April30 , 2006 filed with the SEC on June 14, 2006. (File No. 000-20008)

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2009. (File No. 000-20008)

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2009. (File No. 000-20008)

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2010. (File No. 001-34522)

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2010. (File No. 001-34522)

(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 17, 2010. (File No. 001-34522)

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September, 30, 2011 filed with the SEC on November 14, 2011. (File No. 001-34522)

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012. (File No. 001-34522)

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2009.

(21)	Filed herewith.