Form 10-K/A
period 2011-12-31
ASURE SOFTWARE INC
filed 2012-04-30
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Asure Software, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend Items 10 through 14 of Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”), to include the information required by such items. We have also included certain exhibits, and, accordingly, Item 15 of Part IV has also been amended.

Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the March 30, 2012 filing of the Original Filing in any way, except to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.

The Company does not undertake to update any information or disclosures in, or exhibits to, the Original Filing to reflect events and circumstances occurring since the Original Filing. Such matters will be addressed in subsequent reports filed with the SEC.

As a result of this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by its principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements are contained within this Amendment, the Company is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Director	Age	Present Office(s) Held In Our Company	Director Since
David Sandberg (1)(2)(3)(4)	39	Chairman of the Board	2009
Patrick Goepel (4)	50	President and Chief Executive Officer	2009
Adrian Pertierra (1)(2)(3)(4)	40	None	2009
Matt Behrent (1)(2)(3)(4)	41	None	2010
J. Randall Waterfield(1)(2)(3)(4)	36	None	2011

(1)	Independent board member as determined by the Board of Directors of the Company

(2)	Audit Committee Member

(3)	Compensation Committee Member

(4)	Governance and Nominating Committee Member

The following information regarding the principal occupations and other employment of the Company’s directors during the past five years and their directorships in certain companies is as reported by them.

David Sandberg has served as a director and Chairman of the Board since August 2009. Mr. Sandberg is the managing member, founder, and portfolio manager of Red Oak Partners, LLC, a NY-based hedge fund, since its March 2003 inception and is the portfolio manager of Pinnacle Fund, LLLP, since its September, 2008 inception. Previously, Mr. Sandberg co-managed JH Whitney & Co.’s Green River Fund from 1998–2002. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University. He presently serves on the Boards of SMTC Corporation and EDCI Holdings, Inc.

Patrick Goepel was elected to the Company’s Board of Directors at its August 28, 2009 Annual Meeting of Shareholders.  Mr. Goepel was subsequently appointed as Interim Chief Executive Officer on September 15, 2009 and became Chief Executive Officer of the Company as of January 1, 2010.  Prior to his appointment, Mr. Goepel served as Chief Operating Officer of Patersons Global Payroll. Previously, he was the President and Chief Executive Officer of Fidelity  Investment's Human Resource Services Division from 2006 to 2008, President and Chief Executive Officer of Advantec from 2005 - 2006 and Executive Vice President of Business Development and US Operations at Ceridian from 1994 - 2005. A former board member of iEmployee, Mr. Goepel currently serves on the board of directors of Allover Media, APPD Investments, and Safeguardworld International.

Adrian Pertierra has served as a director of the Company since August 2009. Mr. Pertierra is the Chief Financial Officer and Head Trader at Red Oak Partners, LLC, a NY-based hedge fund. Prior to joining Red Oak in 2007, Mr. Pertierra served as Vice President of Global Markets at Deutsche Bank Alternative Trading in 2007 and worked at Tradition Asiel Securities, Inc. from 2006–2007. Previously, Mr. Pertierra served as the Vice President of Institutional Equity Sales and Trading at BGC Partners, LP, from 2002–2006. Mr. Pertierra received a BA in Economics from the College of Holy Cross.

Matthew K. Behrent was appointed to the board of directors of the Company on November 11, 2010.  He currently is the Executive Vice President, Corporate Development of EDCI Holdings, Inc. (OTC Pink Sheets: EDCI), a company that is currently engaged in carrying out a plan of dissolution.  Before joining EDCI in June 2005, Mr. Behrent was an investment banker, working as a Vice-President at Revolution Partners, a technology focused investment bank in Boston, from March 2004 until June 2005 and as an associate in Credit Suisse First Boston Corporation’s technology mergers and acquisitions group from June 2000 until January 2003.  From June 1997 to May 2000, Mr. Behrent practiced law, most recently with Cleary, Gottlieb, Steen & Hamilton in New York, advising financial sponsors and corporate clients in connection with financings and mergers and acquisitions transactions.  Mr. Behrent received his J.D. from Stanford Law School in 1997, and his B.A. in Political Science and Political Theory from Hampshire College in 1992.  He is also a Director and Chairman of the Audit Committee of Tengasco, Inc. (ASE: TGC).

Mr. J. Randall Waterfield was appointed to the board of directors on June 10, 2011.  Mr.  Waterfield has been the Chairman of Waterfield Technologies, Inc., a software development firm focused on hosted and on-premise custom applications for the financial services, telecommunications and energy sectors since 2000. Mr. Waterfield is also the Chairman of Waterfield Group, a diversified financial services holding company since 1999. Mr. Waterfield is a Chartered Financial Analyst, member of the Board of Directors, Executive Committee and former Chairman of the YPO New York City Chapter, a member of Mensa, and a graduate of Harvard University in 1996. Mr. Waterfield currently also serves on the Board of Directors of Waterfield Enterprises, LLC, TheRateReport.com, and the Culver Military Summer School. Previously, Mr. Waterfield was at Goldman Sachs & Co., where he worked as an institutional asset manager from May 1996 through March of 1999, responsible for the small capitalization growth portfolios whose assets totaled $1.0 billion. Additionally, through his efforts at the Waterfield Foundation, Mr. Waterfield supports a variety of charitable organizations with a focus on the environment and midwestern based causes.

During the past ten years, none of our directors has been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). No family relationships exist between any of the Company’s directors or executive officers.

EXECUTIVE OFFICERS

The following table sets forth information as of April 3, 2012 concerning the executive officers of the Company (other than Mr. Goepel, whose biographical information appears in the table under the Election of Directors section above).

Name	Age	Present Office(s) Held In Our Company
Steven Rodriguez	45	Chief Operating Officer
David Scoglio	36	Chief Financial Officer and Secretary
Mike Kinney	43	Vice President of Sales

There are no family relationships among any of the Company’s executive officers and directors.

Steven Rodriguez joined Asure Software as Chief Operating Officer in June 2011. From February through May 2011, the Company retained Mr. Rodriguez as a fee-based consultant to evaluate and make recommendations related to the Company's sales and marketing strategies and processes. Before joining the Company, Mr. Rodriguez, served as the Principal for HCS, a consulting company he founded. Prior to that, Mr. Rodriguez served from March of 2008 to November of 2009 as the Executive Vice President and Officer at Perquest, a national workforce management company. Previously, Mr. Rodriguez served as Senior Vice President of Sales & Sales Operations from May 2001 to November 2007 at Ceridian Corporation, a human resource services company. Mr. Rodriguez also served from May 2000 to May 2001 as the Regional Director for Epicor Software. Prior to Epicor, Mr. Rodriguez was Vice President of Sales at Automatic Data Processing (ADP), Inc., a provider of payroll and benefits administration solutions, from May 1990 to May 2000. Mr. Rodriguez holds a Bachelors of Business Administration from the University of Oklahoma.

David Scoglio joined Asure Software as Vice President and Chief Financial Officer in January 2010. Before joining  Asure, Mr. Scoglio held a variety of positions at Fidelity Investments from 1998 to 2009, and most recently held the position of Senior Director of Finance with Fidelity's Human Resource Services division. David holds a Master’s of Science in Finance from Boston College and a Bachelor of Science in Finance from Bentley University.

Mike Kinney joined Asure Software in May 2011 as the Vice President of Sales, Mr. Kinney brings over sixteen years of sales and marketing experience in the human capital management business services industry with expertise in SAAS and hardware solutions. Prior to Asure Software, Mr. Kinney was a Regional Vice President for the HR Payroll Division of Ceridian Corporation where he was utilized by the CEO to lead multiple regions from 2006-2010, primarily to rebuild market presence and drive top-line revenue. Previously, Mr. Kinney held Regional Vice President Leadership positions in the Recruiting Process Outsourcing (RPO) industry where he was responsible for sales, operations, and fulfillment of talent management solutions [KFORCE 2005-2006 and Creative Financial Staffing (CFS) 2001-2005]. Mr. Kinney holds a BA in Political Science with a concentration in Economics at the University of Texas at Austin.
SECTION  16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s Common Stock ("10% Stockholders") to file reports of ownership and changes in ownership with the SEC and NASDAQ. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon information provided to the Company by individual officers, directors and 10% Stockholders, Asure believes that all of these filing requirements were satisfied by the Company’s officers, directors, and 10% Stockholders in calendar 2011, except for a Form 4 that was late for Mr. Goepel and a Form 3 was late for Mr. Waterfield.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. These individuals are required to abide by the Code of Business Conduct and Ethics to insure that its business is conducted in a consistently legal and ethical manner. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of its business. Any waivers of the Code of Business Conduct and Ethics for directors or executive officers must be approved by the board of directors. The full text of the Company’s Code of Business Conduct and Ethics is published on its website at http://www.asuresoftware.com/company/governance.asp . The Company intends to disclose future amendments to, or waivers from, provisions of its Code of Business Conduct and Ethics on its website within four business days following the date of such amendment or waiver.

AUDIT COMMITTEE

 The Audit Committee is composed of the Company’s four independent directors and operates under a charter adopted by the Board of Directors in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), Section 3(a)(58)(A) of the Exchange Act and the NASDAQ Stock Market. The current members of our Audit Committee are Mr. Sandberg, Pertierra, Behrent, and Waterfield.   The Board of Directors believes that all of these directors are independent as defined under the rules of the NASDAQ Stock Market. Mr. Behrent currently serves as the Audit Committee’s Chairperson. The Board of Directors has determined that Mr. Sandberg has the qualifications and experience necessary to serve as an “audit committee financial expert,” as defined by the SEC. The Audit Committee met 5 times during the calendar year ended December 31, 2011.  The Audit Committee is the communication link between the Board of Directors and our independent auditors. In addition to recommending the appointment of the independent auditors to the Board of Directors, the Audit Committee reviews the scope of the audit, the accounting policies and reporting practices, internal auditing and internal control, compliance with our policies regarding business conduct and other matters as deemed appropriate.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table shows the compensation awarded or paid to, or earned by, each person serving as our Chief Executive Officer during calendar 2011, our two most highly compensated executive officers serving in such capacity at December 31, 2011 and one other individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2011. We refer to these employees collectively as our “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(g)	(a)	(b)	(c)	(d)	(e)	(f)
Patrick Goepel
Chief Executive	2011	200,000	28,000	115,000	-0-	1,500	229,500
Officer	2010	125,000	30,000	-0-	-0-	1,224	156,334

David Scoglio
Chief Financial	2011	175,000	7,000	32,000	-0-	1,500	183,500
Officer	2010	144,000	1,499	-0-	-0-	1,404	146,903

Steven Rodriguez
Chief Operating	2011	116,666	12,000	90,000	-0-	510	129,176
Officer	2010	N/A	N/A	N/A	N/A	N/A	N/A

Michael Kinney
VP Sales	2011	91,145	22,000	60,000	-0-	510	113,655
	2010	N/A	N/A	N/A	N/A	N/A	N/A

(a)	Calendar year covered.

(b)	Dollar value of base salary (cash and non-cash) earned by the named executive officer during the calendar year covered.

(c)	Dollar value of bonus (cash and non-cash) earned by the named executive officer during the calendar year covered.

(d)	Dollar value of options awarded to the named executive officer during the calendar year covered.

(e)	Dollar value of commissions earned by the named executive officer during the calendar year covered.

(f)
Represents the dollar value of any insurance premiums paid by the Company during the calendar year covered with respect to term life insurance and long term disability insurance for the benefit of the named executive officer. Also represents the dollar value of any matching contributions made by the Company to the 401(k) account of the named executive officer during the calendar year covered and cost of annual physical provided by the Company.

(g)	Descriptions of Change of Control payments are enclosed herein under the below section entitled “POTENTIAL PAYMENTS DUE TO CHANGE-IN-CONTROL”.

	Insurance Premiums	401(k) Matching
Patrick Goepel	$1,224	$0
David Scoglio	$1,404	$0
Steven Rodriguez	$510	$0
Michael Kinney	$510	$0

OUTSTANDING EQUITY AWARDS AT YEAR END TABLE

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of the named executive officers listed in the Summary Compensation Table, outstanding as of the end of the Company’s last completed calendar year:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)					(b)	(g)	(h)	(i)	(j)
Pat Goepel	16,428	98,572	-0-	3.50	8/15/2016	-0-	-0-	-0-	-0-
	35,000	-0-	-0-	3.50	12/17/2019	-0-	-0-	-0-	-0-
David Scoglio	-0-	32,000	-0-	3.50	1/12/2016	-0-	-0-	-0-	-0-
	10,000	5,000	-0-	2.52	12/30/2019	-0-	-0-	-0-	-0-
Steven Rodriguez	-0-	90,000	-0-	3.50	8/15/2016	-0-	-0-	-0-	-0-
Michael Kinney	-0-	90,000	-0-	3.50	8/15/2016	-0-	-0-	-0-	-0-

(a)	The Company’s option awards vest on an annual basis, normally over a 3 to 4 year period
(b)	Options generally expire 5 to 10 years from relevant grant date. When employees, including officers, are terminated, any vested options expire 30 days from the date of termination

POTENTIAL PAYMENTS DUE TO CHANGE-IN-CONTROL

In the event of a “change of control” (as defined in the Employment Agreement), each of the Named Executive Officers unvested options, as of the change of control date, will be modified as follows: if the consideration per share in connection with the “Change of Control” (as defined in the Company plan) is: (i) at least $4.00 per share, then an additional 25% of the remaining unvested Total Number of Shares shall immediately vest and become exercisable; (ii) at least $5.00 per share, then an additional 50% of the remaining unvested Total Number of Shares shall immediately vest and become exercisable; (iii) at least $6.00 per share, then an additional 75% of the remaining unvested Total Number of Shares shall immediately vest and become exercisable; and (iv) at least $7.00 per share, then all of the remaining unvested total Number of Shares shall immediately vest and become exercisable.

Additionally, for Patrick Goepel, the number of shares that would vest according to the vesting schedule in a 12 month period will immediately vest.

NON -EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning the compensation of the non-employee directors for the Company’s last completed calendar year:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
	(a)	(b)
David Sandberg	-0-	-0-	-0-
J. Randall Waterfield	10,675	6,907	17,582
Adrian Pertierra	17,600	-0-	17,600
Matthew Behrent	18,200	6,907	25,107

(a)
During calendar 2011, each non-employee director was paid a retainer of $3,750 for each quarter. Additionally, each non-employee director was paid $500 for the in-person meetings of the Board of Directors that he or she attended and $100 for participation in each telephonic meeting.  Mr. Sandberg declined his board compensation during the calendar year.  Total director fees earned in calendar 2011 were $71,542.

(b)
The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(c)	The aggregate number of option awards outstanding at calendar year end for each director is as follows:

David Sandberg	-0-
J. Randall Waterfield	3,750
Adrian Pertierra	3,750
Matthew Behrent	3,750

Non-Equity Compensation for Current Non-Employee Directors

During the first quarter of 2012, each non-employee director will receive cash compensation as follows:

Base Compensation	$15,000 per annum
In-Person Attendance	$500 per meeting
Telephonic Attendance	$100 per meeting

Effective April, 1, 2012 each non-employee director will receive cash compensation as follows:

Base Compensation	$15,000 per annum
Chairman of the Board	$7,500 per annum
Audit Committee Chair	$5,000 per annum
Compensation Committee Chair	$3,000 per annum
Nominating and Governance Committee Chair	$1,500 per annum
In-Person Attendance	$700 per meeting
Telephonic Attendance	$200 per meeting

David Sandberg, J. Randall Waterfield, Adrian Pertierra and Matthew Behrent, the four non-employee members of the Board, are participating in this compensation structure.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our Common Stock by our director nominees as of April 3, 2012. None of the participants owns any shares of our Common Stock of record that such participant does not also own beneficially. As of April 3, 2012, 3,320,655 shares of our Common Stock were issued and outstanding.

The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of April 3, 2012 by:

•	each person who is known by us to beneficially own more than five percent of our common stock;
•	each of our directors at that date and nominees and named executive officers; and
•	all directors and officers as a group.

	Shares Beneficially Owned(1)(2)
Name and Address of Beneficial Owner	Number		Percent
Red Oak Partners, LLC, 654 Broadway, Suite 5 , New York, NY, 10012	440,150	(3)	13.3%
Renaissance Technologies, Inc. LLC, 800 Third Avenue, New York, NY 10022	156,451	(4)	4.7%
David Sandberg	440,150	(5)	13.3%
Patrick Goepel	209,239	(6)	6.2%
Adrian Pertierra	9,554	(7)	*
J. Randall Waterfield	4,038	(8)	*
Matthew Behrent	938	(9)	*
David Scoglio	26,213	(10)	*
Steve Rodriguez	-0-		*
Mike Kinney	-0-		*
All Directors and officers as a group (8 persons)(5)(6)(7)(8)(9)(10)	690,132		25.5%

*	Indicates ownership of less than 1% of our common stock
(1)
Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of our common stock issuable upon exercise of certain outstanding options within 60 days after March 26, 2102.

(2)
Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 3,320,665  shares of our common stock issued and outstanding on April 3, 2012. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

(3)	Pursuant to Schedule 4 filed by Red Oak Partners, LLC with the SEC on April 6, 2012.

(4)	Pursuant to Schedule 13SCG/A filed by Renaissance Technologies, Inc. with the SEC on February 12, 2012.

(5)	Mr. Sandberg is the managing member, founder, and portfolio manager of Red Oak Partners, LLC.

(6)	Consists of 149,597 shares held directly by Mr. Goepel and 59,642 shares issuable upon exercise of options exercisable within 60 days of April 3, 2012.

(7)	Consists of 5,804 shares held directly by Mr. Pertierra and 3,750, shares issuable upon exercise of options exercisable within 60 days of April 3, 2012.

(8)	Consists of 3,100 shares held directly by Mr. Waterfield and 938 shares issuable upon exercise of options exercisable within 60 days of April 3, 2012.

(9)	Consists of 0 shares held directly by Mr. Behrent and 938 shares issuable upon exercise of options exercisable within 60 days of April 3, 2012.

(10)	Consists of 8,213 shares held directly by Mr. Scoglio and 18,000 shares issuable upon exercise of options exercisable within 60 days of April 3, 2012.

Item 13.	Certain Relationships and Related Transactions and Director Independence

APPROVAL OF TRANSACTIONS WITH RELATED PARTIES

The Board of Directors reviews all transactions involving the Company in which any of our directors, director nominees, significant Shareholders and executive officers and their immediate family members are participants to determine whether such person has a direct or indirect material interest in the transaction.  All directors, director nominees and executive officers must notify us of any proposed transaction involving us in which such person has a direct or indirect material interest.  Such proposed transaction is then reviewed by either the Board as a whole or the Audit Committee, which determines whether or not to approve the transaction.  After such review, the reviewing body approves the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of the company and its Stockholders. Review and approval of such transactions fall under Section D (2) of the Company’s Audit Committee Charter.

RELATED PARTY TRANSACTIONS

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

The purchase price for the assets consisted of $6,000,000 in cash and a promissory note of the Purchaser (“Purchaser Note”) in the aggregate principal amount of $1,095,392. The Purchaser Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1 million under the Purchaser Note. The cash portion of the purchase price was funded with the Company’s cash on hand and proceeds from the Credit Agreement with JPMorgan Chase Bank N.A. (“Bank “)and the Subordinated Notes.

On September 29, 2011, Asure Software, Inc. (the “Company”) entered into a Credit Agreement with the Bank, providing for a $500,000 line of credit (the “Credit Agreement”). The outstanding principal balance under the line of credit which consists of acquisition financing will convert into a term loan with monthly payments to be based on a two year fully amortizing basis. The term loan will bear interest at a rate of 1.5% above the CB Floating Rate.  The CB Floating rate is defined as the Bank’s prime rate, as announced from time to time, provided that the CB Floating Rate may not be less than the adjusted one month LIBOR rate. The aggregate principal amount of advances outstanding at any one time under the line of credit may not exceed 80% of eligible trade accounts and accounts receivable or the maximum principal amount then available, whichever is less.

The Company’s obligations to the Bank are guaranteed by ADI Software, LLC, a wholly owned subsidiary of the Company, and secured by all of the assets of the Company and its subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including but not limited to limitations with respect to debt, liens, sale of equity interests, mergers and acquisitions, sale of assets, and loans or advances to and investments in others. The Company is also required to maintain total cash and marketable securities of not less than $300,000, beginning on December 31, 2011; a debt service coverage ratio of not less than 1.2 to 1.0 for each period of four consecutive fiscal quarters; and EBITDA of not less than $100,000 for each fiscal quarter.

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

On September 30, 2011, the Company borrowed $500,000 under the line of credit to fund the cash portion of the purchase price paid in the acquisition described in Item 2.01 below.

Securities Purchase Agreements

15% Subordinated Notes

On September 30, 2011, the Company entered into a Securities Purchase relating to the sale of $1,700,000 aggregate principal amount of the Company’s 15% subordinated notes (“15% Notes”) in a private placement to accredited investors. The 15% Note will pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 15% per year. The 15% Notes will mature on September 30, 2014. The 15% Notes are secured by all of the assets of the Company and are subordinated to the Company’s obligations to the Bank.

Patrick Goepel, the Company’s Chief Executive Officer purchased $500,000 of the 15% Notes.  Pinnacle Fund, LLLP purchased $300,000 of the 15% Notes.  David Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partners, LLC, which owns 50% of Pinnacle Partners, LLC, which is the general partner of the Pinnacle Fund, LLLP.  Red Oak Partners, LLC is also the manager of the Pinnacle Fund, LLLP.  For the year ended December 2011, interest payments related to the 15%  Notes were as follows:  Mr. Goepel, $ 18,889; and Pinnacle Fund, LLLP, $11,332.

9% Subordinated Convertible Notes

On September 30, 2011, the Company entered into a Securities Purchase Agreement  (the “9% Note Purchase Agreement”) relating to the sale of $1,500,000 aggregate principal amount of the Company’s 9% subordinated convertible notes (“9% Notes”) in a private placement to accredited investors. The 9% Notes will pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 9% per year. The 9% Note will mature on September 30, 2014. The 9% Note is secured by all of the assets of the Company and is subordinated to the Company’s obligations to the Bank and the 15% Notes.

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

Mr. Goepel, the Company’s Chief Executive Officer, purchased $200,000 of the 9% Notes. Red Oak Fund, LP purchased $600,000 of the 9% Notes. Mr. Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partner s, LLC, which manages the Red Oak Fund.  For the year ended December 2011, interest payments related to the 9% Notes were as follows:  Mr. Goepel, $ 4,533; and Red Oak Fund, $ 13,599

The 15% Notes and 9% Notes are referred to collectively as the “Subordinated Notes.”

Registration Rights Agreement

In connection with the 9% Note Purchase Agreement, on September 30, 2011, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors purchasing the 9% Notes. Under the Registration Rights Agreement, the Company has agreed, within 9 months (or 15 months if a certain trading volume condition is met) following the closing of the purchase and sale of the 9% Notes (“Closing Date”), to file with the Securities and Exchange Commission (“SEC”) a registration statement covering the resale of the shares issuable upon conversion of the 9% Notes. The Company agreed to use its best efforts to have the registration statement declared effective by the SEC no later than 12 months (or 18 months if a certain trading volume condition is met) following the Closing Date.  If the Company fails to satisfy the filing deadline or the effectiveness deadline, the interest rate on the 9% Notes will be increased to 12% per year and the Company will pay to each holder an amount of cash equal to 0.5% of the amount paid for such holder’s 9% Note on (i) the date of the filing failure and on every 30 th day thereafter until the filing failure is cured and (ii) the date of the effectiveness failure and on every 30 th day thereafter until the effectiveness failure is cured.

The Registration Rights Agreement also provides for piggyback registration rights and includes other customary provisions relating to, among others, cutback priorities, suspension periods and indemnification.

Security and Intercreditor Agreement

Pursuant to a Security and Intercreditor Agreement dated as of September 29, 2011 (the “Intercreditor Agreement”), the Company granted a subordinated security interest in all of the assets of the Company to the investors purchasing the Subordinated Notes. The Intercreditor Agreement sets forth the respective rights and priorities of the holders of the 15% Notes and the 9% Notes.

DIRECTORS INDEPENDENCE

The Board of Directors consists of a majority of independent directors as such term is defined under the rules of the NASDAQ Stock Market. The Board of Directors has determined that Mr. Sandberg, Pertierra, Waterfield and Behrent are independent. The Board of Directors has determined that all of the members of the Audit and Compensation Committees are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

Item 14.	Principal Accountant Fees and Services

AUDIT COMMITTEE POLICY ON PRE-APPROVAL OF FEES

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval. The first category (Audit Services) includes audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards. The second category (Audit-Related Services) includes assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements. The third category (Tax Services) includes all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice. The fourth category (All Other Fees) includes items associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Audit Fees - The Company incurred aggregate fees in the amount of $247,300 and $242,300 for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s 10-Qs, for the calendar year ended December 31, 2011 and December 31, 2010, respectively. The services included work generally only the independent registered public accounting firm can reasonably be expected to provide, such as those in connection with statutory and regulatory filings.

Audit-Related Fees - The Company incurred aggregate fees in the amount of $0 and $0 for assurance and related services rendered by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above for the calendar year ended December 31, 2011 and December 31, 2010, respectively.

Tax Fees - The Company incurred $0 and $0 for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning for the calendar years ended December 31, 2011 and December 31, 2010, respectively.

All Other Fees - All fees paid to Ernst & Young LLP by the Company are reported under the fee categories listed above. There were no other products or services provided by Ernst & Young LLP for calendar years ended December 31, 2011 and 2010, respectively.

The Audit Committee has determined that the provision of services covered by the four preceding paragraphs is compatible with maintaining the independent auditors’ independence from the Company.

Item 15.                                          Exhibits and Financial Statement Schedules

(a)(3) Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

APRIL 30, 2012	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

INDEX TO EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.