Form 10-Q
period 2012-03-31
ASURE SOFTWARE INC
filed 2012-05-15
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, the registrant had outstanding 4,982,498 shares of its Common Stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS

 ASURE SOFTWARE, INC.
CONDEN SED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$1,189	$1,067
Accounts receivable, net of allowance for doubtful accounts of $56 and $19 at March 31, 2012 and December 31, 2011, respectively	1,491	1,483
Notes receivable	73	96
Inventory	113	116
Prepaid expenses and other current assets	285	338
Total Current Assets	3,151	3,100

Property and equipment, net	397	414
Intangible assets, net	5,950	6,307
Goodwill	6,259	6,264
Other	6	-
Total Assets	$15,763	$16,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$500	$500
Current portion of notes payable	100	349
Accounts payable	1,234	1,097
Accrued compensation and benefits	160	141
Other accrued liabilities	551	536
Deferred revenue	4,860	4,792
Total Current Liabilities	7,405	7,415

Long-term liabilities:
Deferred revenue	166	169
Subordinated notes payable	4,350	4,323
Subordinated convertible notes payable	296	1,247
Derivative liability	-	835
Other long-term obligations	30	32
Total Long-Term Liabilities	4,842	6,606

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 6,500 shares authorized; 5,365 and 5,014 shares issued; 4,981 and 4,630 shares outstanding at March 31, 2012 and December 31, 2011, respectively	336	334
Treasury stock at cost, 384 shares at March 31, 2012 and December 31, 2011	(5,017)	(5,017)
Additional paid-in capital	273,334	271,065
Accumulated deficit	(265,037)	(264,190)
Accumulated other comprehensive loss	(100)	(128)
Total Stockholders’ Equity	3,516	2,064
Total Liabilities and Stockholders’ Equity	$15,763	$16,085
.
 The accompanying notes are an integral part of these condensed consolidated financial statements

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
Revenues	$4,153	$2,357
Cost of Sales	(1,046)	(440)
Gross Margin	3,107	1,917

Operating Expenses:
Selling, general and administrative	2,135	1,401
Research and development	591	391
Amortization of intangible assets	292	149
Total Operating Expenses	3,018	1,941

Income/(Loss) From Operations	89	(24)

Other Income (Expenses):
Interest income	1	2
(Loss) on disposal of assets	(10)	-
(Loss) on Debt Conversion	(199)	-
Foreign currency translation loss	(28)	(21)
Interest expense – amortization of OID and derivative mark-to-market	(535)	-
Interest expense and other	(120)	(8)
Total Other Expense	(891)	(27)

Loss From Operations Before Income Taxes	(802)	(51)
Income Tax Expense	(45)	(9)
Net Loss	$(847)	$(60)

Basic And Diluted Loss Per Share	$(0.18)	$(0.01)

Shares Used In Computing Basic And Diluted Loss Per Share	4,699	4,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
Net Loss	$(847)	$(60)
Other comprehensive Income:
Foreign currency translation gain	28	13
Comprehensive Loss	$(819)	$(47)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(847)	$(60)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	404	238
Provision for doubtful accounts	(24)	2
Share-based compensation	11	14
Interest expense – amortization of OID and derivative mark-to-market	535	-
Loss on sale/disposal of assets	15	-
Loss on debt conversion	199	-

Changes in operating assets and liabilities:
Notes receivable	(1)	(1)
Accounts receivable	16	206
Inventory	3	2
Prepaid expenses and other current assets	52	(2)
Accounts payable	137	(94)
Accrued expenses and other long-term obligations	44	(71)
Deferred revenue	65	78
Net cash provided by operating activities	609	312

CASH FLOWS FROM INVESTING ACTIVITIES:

Net purchases of property and equipment	(45)	(8)
(Issuance) or collection of note receivable	24	-
Net cash (used) in investing activities	(21)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital leases	(286)	(12)
Payments on notes payable conversion	(222)	-
Net proceeds from exercise of options	14	-
Net cash used in financing activities	(494)	(12)

Effect of translation exchange rates	28	13

Net increase in cash and equivalents	122	305
Cash and equivalents at beginning of period	1,067	1,070
Cash and equivalents at end of period	$1,189	$1,375

SUPPLEMENTAL INFORMATION:
Interest Paid	$104	-
Payments of accelerated interest on subordinated convertible notes payable conversion	211	-
Non-Cash Financing Activity – conversion of subordinated convertible notes payable to equity	969	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE  SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of March 31, 2012 and December 31, 2011, the results of operations for the three months ended March 31, 2012 and 2011, and the cash flows for the three months ended March 31, 2012 and 2011. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

On March 27, 2012, the Board of Directors declared a 3-for-2 stock split, payable April 30, 2012 to the holders of record of the Company’s common stock as of the close of business on April 23, 2012.  The Company will make cash payments based upon the closing price of the Company’s shares on the record date in lieu of the issuance of fractional shares.  Share and per share information in these financial statements reflect the impact of the 3 for 2 stock split.

As of March 31, 2012, Asure’s principal source of liquidity consisted of $1,189 of current cash and cash equivalents as well as future cash generated from operations.  The increase of cash and cash equivalents of $122 for the three months ended March 31, 2012 is due primarily to cash generated from operations.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2012.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 2 – INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  The Company recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. The Company recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Asure’s goodwill relates to the previous year acquisitions of ADI Time and Legiant. Asure’s intangible assets relate to ADI Time, Legiant and its acquisition of iSarla Inc. and the iEmployee operations.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2012 and December 31, 2011 are as follows:

		March 31, 2012
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$1,586	$(858)	$728
Customer Relationships	8	6,767	(2,409)	4,358
Reseller Relationships	7	853	(61)	792
Trade Names	5	325	(277)	48
Covenant not-to-compete	4	182	(158)	24
		$9,713	$(3,763)	$5,950

		December 31, 2011
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$1,586	$(794)	$792
Customer Relationships	8	6,767	(2,175)	4,592
Reseller Relationships	7	853	(30)	823
Trade Names	5	325	(253)	72
Covenant not-to-compete	4	182	(154)	28
		$9,713	$(3,406)	$6,307

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended March 31, 2012 and 2011 was $292 and $149 included in Operating Expenses and $65 and $46 respectively included in Cost of Goods Sold. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five years and thereafter:

Twelve Months Ended
December 31, 2012	$1,004
December 31, 2013	1,146
December 31, 2014	1,134
December 31, 2015	1,015
December 31, 2016	632
Thereafter	1,019
$5,950

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively:

		Fair Value Measure at March 31, 2012
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,189	$1,189	$—	$—

Total	$1,189	$1,189	$—	$—

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

		Fair Value Measure at December 31, 2011
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,067	$1,067	$—	$—
Derivative Liability	(835)		(835)
Total	$232	$1,067	$(835)	$—

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

On  May 12, 2011, the FASB issued ASU 2011-04 (Topic 220): Fair Value Measurement. The new guidance creates a uniform framework for applying fair value measurement principles. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company's valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. The adoption of these standards did not materially affect our financial position or results of operations. On June 17, 2011, the FASB issued ASU 2011-05 (Topic 820): Comprehensive Income. The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders' equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not impact the Company's consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements. We adopted these standards in the first quarter of fiscal 2012. The adoption of these standards did not affect our financial position or results of operations.

NOTE 5 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option plans for the three months ended March 31, 2012 and 2011 were $11 and $14, respectively. The Company issued 6 thousand and 0 shares of common stock related to exercises of stock options granted from its Stock Option plan for the three months ended March 31, 2012 and 2011 respectively.

Asure has one active equity plan, the 2009 Equity Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted with exercise price greater than or equal to the fair market value at the time of grant and the options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.  The Company’s 1996 Plan expired in April 2006, whereby the Company can no longer grant options under these plans.  However, options previously granted remain outstanding. A total of 519 options have been granted and are outstanding pursuant to the plan as of March 31, 2012.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 6 – CONTINGENCIES

Asure was the defendant or plaintiff in various actions that arose in the normal course of business. None of the pending legal proceedings to which the Company is a party are material to the Company.

NOTE 7 – INCOME (LOSS) PER SHARE

Basic Income (Loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  The number of common share equivalents, which includes stock options, is computed using the treasury stock method.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended March 31, 2012 and 2011:

	For the Three Months
	Ended March 31,
Basic EPS Computation	2012	2011
Net Loss	$(847)	$(60)

Weighted average shares outstanding	4,699	4,627
Basic Loss per share	$(0.18)	$(0.01)

	For the Three Months
	Ended March 31,
Diluted EPS Computation	2012	2011
Net Loss	$(847)	$(60)

Weighted average shares outstanding	4,699	4,627
Common shares equivalents	-	-
Diluted shares outstanding	4,699	4,627
Diluted Loss per share	$(0.18)	$(0.01)

Stock options to acquire 519 shares for the three month periods ended March 31, 2012 and stock options to acquire 328 shares for the three months ended March 31, 2011 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 8 – DEBT

The Company issued or assumed the following debt instruments:

Notes Payable and Line of Credit	Maturity	Stated Interest Rate	Balance as of December 31, 2011	Balance as of March 31, 2012	Short Term	Long Term
ADI Time - Sellers Note (net of unamortized discount of $206)	10/1/2014	0.16%	870	890	-	890
Legiant - Sellers Note 1	2/1/2012	0.20%	250	-	-	-
Legiant - Sellers Note 2	10/1/2014	5.00%	468	445	100	345
Legiant - Sellers Note 3 (net of unamortized discount of $347)	10/1/2014	0.20%	1,384	1,415	-	1,415
Subordinated Convertible Notes Payable (net of unamortized discount of $54)	9/30/2014	9.00%	1,247	296	-	296
Subordinated Notes Payable	9/30/2014	15.00%	1,700	1,700	-	1,700
Line of Credit	9/28/2012	4.25%	500	500	500	-
Total			6,419	5,246	600	4,646

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

In conjunction with the acquisition of Legiant Software, LLC the Company entered into three separate Promissory Notes all payable to the Sellers. The details of each of the Promissory Notes are as follows:

Legiant - Sellers Note #1

Legiant Acquisition-Sellers Note #1 was for an aggregate principal amount of $250 bears interest at an annual rate of 0.20%, matured on February 1, 2012, and was paid in full.

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

Effective on March 10, 2012,the terms of the convertible notes were amended to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes is permitted to convert the outstanding principal balance due there under into shares of Common Stock of the Company at the conversion price originally set forth in the 9% Notes ($5.00 per share of Common Stock) on or before March 15, 2012,  provide to the holders of the 9% Notes, as consideration for agreeing to the terms of the amendment, a one time cash payment, in such amount as follows: (i) with respect to holders of 9% Notes who do not elect to convert their Convertible Note prior to March 16, 2012, an amount equal to 3% of the outstanding principal amount of their 9% Note and (B) with respect to holders of 9% Notes who elect to convert their Convertible Note prior to March 16, 2012, an amount equal to 80% of the interest that such holder would have received if such holder had held the 9% Note to maturity, and remove the dilution protection provision which would have reset the conversion price below $5.00 per share in the event that the Company made certain issuances of Common Stock at a price below $5.00 per share of Common Stock.  Approximately $1,150 of the total $1,500 of principal amount of 9% Notes was converted to shares of Common Stock.

The amendment to the 9% Notes resulted in a change of accounting treatment of the derivatives.  Effective on March 10, 2012, the derivatives were no longer required to be accounted for on a separate basis.  Therefore, the Company will no longer be required to re-measure the value of the derivatives after the amendment date.  The fair value of the conversion feature was $1,300 at March 31, 2012, with $465 being recorded in the income statement for the mark-to-market impact.  This amount of $465 was recorded in interest expense – amortization of OID and derivative mark-to-market in the consolidated statements of operations. The conversion of the 9% Notes and elimination of the derivative liability resulted  in a loss on debt conversion of $199, a reduction in the carrying value of the 9% Notes to $296 at March 31, 2012, and an increase in additional paid in capital of $2,255 for the issuance of 230 shares for the Common Stock issued upon conversion.  The Company also made cash payments of $211 to holders that elected to convert in accordance with the terms of the amendment.

Mr. Goepel, the Company’s Chief Executive Officer, purchased $200 of the 9% Notes. Red Oak Fund, LP purchased $600 of the 9% Notes. Mr. Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partners, LLC, which manages the Red Oak Fund.  Both parties subsequently converted the 9% Notes under the terms of the amendment.

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

The Company currently has $500 borrowed under the line of credit for working capital.

ITEM  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

On March 27, 2012, the Board of Directors declared a 3-for-2 stock split, payable April 30, 2012 to the holders of record of the Company’s common stock as of the close of business on April 23, 2012.  The Company will make cash payments based upon the closing price of the Company’s shares on the record date in lieu of the issuance of fractional shares.  Share and per share information in these financial statements reflect the impact of the 3 for 2 stock split.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED March 31,
	2012	2011
Revenues	100%	100%
Gross margin	74.8	81.3
Selling, general and administrative	51.4	59.4
Research and development	14.2	16.6
Amortization of intangible assets	7.0	6.3
Total operating expenses	72.7	82.4
Other (Expense), net	(21.5)	(1.1)
Net (loss)	(20.4)	(2.5)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenues

Consolidated revenues represent the combined revenues of the Company and its subsidiaries, including sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended March 31, 2012 were $4,153, an increase of $1,796, or 76.2%, from the $2,357 reported for the three months ended March 31, 2011.  This was primarily due to $1,710 of revenues generated by ADI Time and Legiant acquired during the fourth quarter of 2011.

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

 Asure also is implementing marketing initiatives, including tailoring its solutions to provide increased value and a simplified purchasing model to targeted customers.  As the overall workforce management solutions market continues to experience significant growth related to software as a service (“SaaS”) products, Asure will continue to focus on sales of its MRM, iEmployee and ADI SaaS products.  .

Gross Margin

Gross margins for the three months ended March 31, 2012 were $3,107, an increase of $1,190, or 62.1%, from the $1,917 reported for the three months ended March 31, 2011.  Gross margins as a percentage of revenues were 74.8% and 81.3% for the three months ended March 31, 2012 and 2011, respectively. Of the total increase in gross margins of $1,190, $ 1,095 was attributable to the acquisition of ADI Time and Legiant in the fourth quarter 2011.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2012 were $2,135, an increase of $734 or 52.4%, from the $1,401 reported for the three months ended March 31, 2011.  SG&A expenses as a percentage of revenues were 51.4% and 59.4% for the three months ended March 31, 2012 and 2011, respectively.  The increase was primarily due to expenses associated with the acquisitions of ADI Time and Legiant and executive bonuses.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2012 were $591, an increase of $200, or 51.2%, from the $391 reported for the three months ended March 31, 2011. R&D expenses as a percentage of revenues were 14.2% and 16.6% for the three months ended March 31, 2012 and 2011, respectively.  Of the total increase in R&D expenses , $275 was driven by acquisition of ADI Time and Legiant in the fourth quarter of 2011

Asure continues to improve its products and technologies through organic improvements and through acquired intellectual property.  The workforce product line continued to innovate by adding mobile solutions, world class SaaS hosting infrastructure and a proprietary time clock product set.  The proprietary time clock product set includes multiple models which incorporate keypad and touch screen user interfaces, as well as proximity card, bar code card, and biometric data input.  The workforce software product lines continued to evolve through quarterly feature releases and monthly maintenance releases.  These product releases continued to serve client requests, and maintain a technological edge with competition.

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

Amortization of Intangible Assets in Operating Expenses

Amortization expenses for the three months ended March 31, 2012 were $292, an increase of $143 or 96% from the $149 reported for the three months ended March 31, 2011. Amortization expenses as a percentage of revenues were 7.0% and 6.3% for the three months ended March 31, 2012 and 2011, respectively The increase in amortization expense relate to the acquisition of ADI Time and Legiant in the fourth quarter of 2011.

Other Income and Expense

Other expense for the period ended March 31, 2012 was $891, an increase of $864 from the $27 reported for the three months ended March 31, 2011. Other expense as a percentage of revenues was 21.5% and 1.1% for the three months ended March 31, 2012 and 2011, respectively. The increase in other expense is due to loss on debt conversion $199, amortization of OID and derivative mark-to-market of $535 and quarterly Interest on Debt and others $120.

Net Loss

Asure generated a net loss of $847, or $0.18 per share, during the three months ended March 31, 2012, compared to a net loss of $60 or $0.01 per share reported for the three months ended March 31, 2011.  Net loss as a percentage of total revenues were 20.4% for the three months ended March 31, 2012 compared to Net Loss of 2.5% for the three months ended March 31, 2011.

Asure will continue to implement its corporate strategy for growing its software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during the remainder of fiscal year 2012.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2012	2011
	(in thousands)

Working capital	$(4,254)	$(147)
Cash, cash equivalents and short-term investments	1,189	1,375
Cash provided/(used) in operating activities	609	312
Cash provided/(used) in investing activities	(21)	(8)
Cash provided/(used) in financing activities	(494)	(12)

Working capital was ($4,254) on March 31, 2012, a decrease of $4,107 from ($147) on March 31, 2011.  The decrease was primarily due to increase in Deferred Revenue of acquired companies $2,814, increase in account payable $769 and an increase of $500 in note payable.

Cash provided by operating activities was $609 for the three months ended March 31, 2012 primarily due to a loss of ($847) which was offset by the non-cash loss on debt conversion of $199, depreciation and amortization of $404, Interest expense on amortization of OID and derivative mark-to-market of $535, and due to decrease in accounts payable, accrued expenses and deferred revenue of $ 246.  Cash provided by operating activities was $312 for the three months ended March 31, 2011 primarily to reduction in accounts receivable of $206; $238 of depreciation and amortization expenses; a net loss of $60 and a decrease in accrued expenses of $71.

Cash used in investing activities was ($21) for the three months ended March 31, 2012 due to net purchases of property and equipment for $45 which was offset by collection of notes receivable of $24. Cash used in investing activities was ($8) for the three months ended March 31, 2011 due to net purchases of property and equipment.  Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of calendar year 2012.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2015. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $1,351 or 77.3% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations.

Cash used in financing activities was ($494) for the three months ended March 31, 2012 was primarily related to payments on notes payable conversion of $222  and on capital leases and notes payable of $286. Cash used in financing activities was ($12) for the three months ended March 31, 2011 related to payments on capital leases.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

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

As of March 31, 2012, Asure’s principal source of liquidity consisted of $1,189 of current cash and cash equivalents as well as future cash generated from operations.  The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2012.

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

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies and estimates since December 31, 2011.  For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2010 Annual Report on Form 10-K.

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM  4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of March 31,2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ASURE SOFTWARE, INC.

May 15 , 2012	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 15, 2012	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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