Form 10-Q
period 2012-06-30
ASURE SOFTWARE INC
filed 2012-08-14
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, the registrant had outstanding 5,237,498 shares of its Common Stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM   1.   FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$1,493	$1,067
Accounts receivable, net of allowance for doubtful accounts of $56 and $19 at June 30, 2012 and December 31, 2011, respectively	1,603	1,483
Notes receivable	24	96
Inventory	156	116
Prepaid expenses and other current assets	263	338
Total Current Assets	3,539	3,100

Property and equipment, net	424	414
Intangible assets, net	5,593	6,307
Goodwill	6,259	6,264
Other	18	-
Total Assets	$15,833	$16,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$555	$500
Current portion of notes payable	109	349
Accounts payable	1,497	1,097
Accrued compensation and benefits	243	141
Other accrued liabilities	641	536
Deferred revenue	4,697	4,792
Total Current Liabilities	7,742	7,415

Long-term liabilities:
Deferred revenue	170	169
Subordinated notes payable	4,375	4,323
Subordinated convertible notes payable	301	1,247
Derivative liability	-	835
Other long-term obligations	28	32
Total Long-Term Liabilities	4,874	6,606

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 11,000 shares authorized; 5,366 and 5,014 shares issued; 4,982 and 4,630 shares outstanding at June 30, 2012 and December 31, 2011, respectively	337	334
Treasury stock at cost, 384 shares at June 30, 2012 and December 31, 2011	(5,017)	(5,017)
Additional paid-in capital	273,361	271,065
Accumulated deficit	(265,362)	(264,190)
Accumulated other comprehensive loss	(102)	(128)
Total Stockholders’ Equity	3,217	2,064
Total Liabilities and Stockholders’ Equity	$15,833	$16,085

 The accompanying notes are an integral part of these condensed consolidated financial statements

 ASURE SOFTWARE, INC.
C ONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Revenues	$4,205	$2,434	$8,357	$4,791
Cost of Sales	(991)	(437)	(2,037)	(877)
Gross Margin	3,214	1,997	6,320	3,914

Operating Expenses:
Selling, general and administrative	2,334	1,413	4,467	2,815
Research and development	591	393	1,181	784
Amortization of intangible assets	292	150	586	298
Total Operating Expenses	3,217	1,956	6,234	3,897

Income/(Loss) From Operations	(3)	41	86	17

Other Income (Expenses):
Interest income	1	4	2	6
Foreign currency translation (loss)/gain	(1)	1	(29)	(20)
(Loss) on disposal of assets	(26)	-	(36)	-
(Loss) on debt conversion	-	-	(198)	-
Interest expense- amortization of OID and derivative mark-to market	(56)	-	(591)	-
Interest expense and other	(118)	(7)	(238)	(15)
Total Other Income (Expense)	(200)	(2)	(1,090)	(29)

(Loss)/Income From Operations Before Income Taxes	(203)	39	(1,004)	(12)
Income Tax Expense	(120)	(12)	(166)	(21)
Net (Loss)/Income	$(323)	$27	$(1,170)	$(33)

Basic (Loss)/Income Per Share	$(0.06)	$0.01	$(0.24)	$(0.01)
Diluted (Loss)/Income Per Share	$(0.06)	$0.01	$(0.24)	$(0.01)

Shares Used In Computing Basic (Loss)/Income Per Share	4,982	4,627	4,841	4,627
Shares Used In Computing Diluted (Loss)/Income Per Share	4,982	4,632	4,841	4,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
  Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Net (Loss)/Income	$(323)	$27	$(1,170)	$(33)
Other comprehensive (Loss)/Income:
Foreign currency translation (loss)/Gain	(2)	(4)	26	9
Comprehensive Loss	(325)	23	(1,144)	(24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,170)	$(33)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	819	471
Provision for doubtful accounts	37	(32)
Share-based compensation	35	28
Interest expense – amortization of OID and derivative mark-to-market	591	-
Loss on sale/disposal of assets	36	-
Loss on debt conversion	198	-

Changes in operating assets and liabilities:
Notes receivable	-	(3)
Accounts receivable	(157)	297
Inventory	(40)	15
Prepaid expenses and other current assets	62	26
Accounts payable	400	(9)
Accrued expenses and other long-term obligations	221	(34)
Deferred revenue	(94)	290
Net cash provided by operating activities	938	1,016

CASH FLOWS FROM INVESTING ACTIVITIES:

Net purchases of property and equipment	(151)	(45)
(Issuance) or collection of note receivable	72	-
Net cash (used) in investing activities	(79)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital leases	(308)	(24)
Payments on notes payable conversion	(222)	-
Proceeds from Line of credit	55	-
Net proceeds from exercise of options	16	-
Net cash used in financing activities	(459)	(24)

Effect of translation exchange rates	26	9

Net increase in cash and equivalents	426	956
Cash and equivalents at beginning of period	1,067	1,070
Cash and equivalents at end of period	$1,493	$2,026

SUPPLEMENTAL INFORMATION:
Interest Paid	$189	-
Payments of accelerated interest on subordinated convertible notes payable on conversion	211	-
Non-Cash Financing Activity – conversion of subordinated convertible notes payable to equity	969	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011, and the cash flows for the six months ended June 30, 2012 and 2011. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

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

As of June 30, 2012, Asure’s principal source of liquidity consisted of $1,493 of current cash and cash equivalents as well as future cash generated from operations.  The increase of cash and cash equivalents of $426 for the six months ended June 30, 2012 is due primarily to cash generated from operations.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2012.

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

Effective July 1, Asure entered into a stock purchase agreement to acquire Meeting Maker – United States, Inc. (“Meeting Maker”) for a combination of cash, debt and stock transaction. The purchase price was composed of $9,800 cash paid at closing; a $3,000, two-year seller’s note; and the issuance of 255,000 shares of common stock, representing just under five percent of Asure’s outstanding shares (see Note 9 - Subsequent Events for further details).

The Company will record the transaction, using the acquisition method of accounting and will recognize assets and liabilities assumed at their fair value as of the date of acquisition.  The results of Meeting Maker’s operations will be included in Asure’s consolidated operations beginning on the effective date of the acquisition.

The cash used in the transaction is from a new $14,500 debt financing facility. In addition to funding the acquisition, the new facility allowed the Company to re-finance certain of its existing debt (see Note 9 - Subsequent Events for further details).

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2012 and December 31, 2011 are as follows:

		June 30, 2012
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$1,586	$(923)	$663
Customer Relationships	8	6,767	(2,643)	4,124
Reseller Relationships	7	853	(91)	762
Trade Names	5	325	(301)	24
Covenant not-to-compete	4	182	(162)	20
		$9,713	$(4,120)	$5,593

		December 31, 2011
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$1,586	$(794)	$792
Customer Relationships	8	6,767	(2,175)	4,592
Reseller Relationships	7	853	(30)	823
Trade Names	5	325	(253)	72
Covenant not-to-compete	4	182	(154)	28
		$9,713	$(3,406)	$6,307

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended June 30, 2012 and 2011 was $292 and $150 included in Operating Expenses and $65 and $45 respectively included in Cost of Goods Sold. Amortization expense for the six months ended June 30, 2012 and 2011 was $586 and $298 included in Operating Expenses, and $128 and $92 respectively included in Cost of Goods Sold. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the current year and the next four years and thereafter:

Twelve Months Ended
December 31, 2012	$1,361
December 31, 2013	1,146
December 31, 2014	1,134
December 31, 2015	1,015
December 31, 2016	632
Thereafter	1,019
$6,307

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively:

		Fair Value Measure at June 30, 2012
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,493	$1,493	$—	$—

Total	$1,493	$1,493	$—	$—

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

On  May 12, 2011, the FASB issued ASU 2011-04 (Topic 220): Fair Value Measurement . The new guidance creates a uniform framework for applying fair value measurement principles. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company's valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. The adoption of these standards did not materially affect our financial position or results of operations. On June 17, 2011, the FASB issued ASU 2011-05 (Topic 820): Comprehensive Income . The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders' equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not impact the Company's consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements. We adopted these standards in the first quarter of fiscal 2012. The adoption of these standards did not affect our financial position or results of operations.

NOTE 5 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option plans for the three months ended June 30, 2012 and 2011 were $25 and $14, respectively and $35 and $28 for the six months ended June 30, 2012 and 2011. The Company issued 1.5 thousand and 0 shares of common stock related to exercises of stock options granted from its Stock Option plan for the three months ended June 30, 2012 and 2011 respectively.

Asure has one active equity plan, the 2009 Equity Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted with exercise price greater than or equal to the fair market value at the time of grant and the options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.  The Company’s 1996 Plan expired in April 2006, whereby the Company can no longer grant options under these plans.  The Company’s 2009 Equity Plan was amended and approved by the shareholders during the Annual meeting of the Stockholders on June 26, 2012  to increase the number of shares reserved under the plan from 525 thousand to 900 thousand. A total of 637 options have been granted and are outstanding pursuant to the plan as of June 30, 2012.

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

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended June 30, 2012 and 2011:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Basic EPS Computation	2012	2011	2012	2011
Net (Loss)/Income	$(323)	$27	$(1,170)	$(33)

Weighted average shares outstanding	4,982	4,627	4,841	4,627
Basic Net (Loss)/Income per share	$(0.06)	$0.01	$(0.24)	$(0.01)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Diluted EPS Computation	2012	2011	2012	2011
Net (Loss)/Income	$(323)	$27	$(1,170)	$(33)

Weighted average shares outstanding	4,982	4,627	4,841	4,627
Common shares equivalents	-	5	-	-
Diluted shares outstanding	4,982	4,632	4,841	4,627
Basic Net (Loss)/Income per share	$(0.06)	$0.01	$(0.24)	$(0.01)

Stock options to acquire 637 thousand shares for the three and six month periods ended June 30, 2012 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive and stock options to acquire 240 thousand and 261 thousand shares for the three and six months ended June 30, 2011 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 8 – DEBT

The Company issued or assumed the following debt instruments:

Notes Payable and Line of Credit	Maturity	Stated Interest Rate	Balance as of December 31, 2011	Balance as of June 30, 2012	Short Term	Long Term
ADI Time - Sellers Note (net of unamortized discount of $206)	10/1/2014	0.16%	870	910	-	910
Legiant - Sellers Note 1	2/1/2012	0.20%	250	-	-	-
Legiant - Sellers Note 2	10/1/2014	5.00%	468	428	109	319
Legiant - Sellers Note 3 (net of unamortized discount of $347)	10/1/2014	0.20%	1,384	1,446	-	1,446
Subordinated Convertible Notes Payable (net of unamortized discount of $54)	9/30/2014	9.00%	1,247	301	-	301
Subordinated Notes Payable	9/30/2014	15.00%	1,700	1,700	-	1,700
Line of Credit	9/28/2012	4.25%	500	555	555	-
Total			6,419	5,340	664	4,676

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

Effective on March 10, 2012, the terms of the convertible notes were amended to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes is permitted to convert the outstanding principal balance due there under into shares of Common Stock of the Company at the conversion price originally set forth in the 9% Notes ($5.00 per share of Common Stock) on or before March 15, 2012, to provide to the holders of the 9% Notes, as consideration for agreeing to the terms of the amendment, a one time cash payment, in such amount as follows: (i) with respect to holders of 9% Notes who do not elect to convert their Convertible Note prior to March 16, 2012, an amount equal to 3% of the outstanding principal amount of their 9% Note and (B) with respect to holders of 9% Notes who elect to convert their Convertible Note prior to March 16, 2012, an amount equal to 80% of the interest that such holder would have received if such holder had held the 9% Note to maturity, and remove the dilution protection provision which would have reset the conversion price below $5.00 per share in the event that the Company made certain issuances of Common Stock at a price below $5.00 per share of Common Stock .   Approximately $1,150 of the total $1,500 of principal amount of 9% Notes was converted to shares of Common Stock.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

 Subordinated Notes Payable

On September 30, 2011, the Company entered into a Securities Purchase Agreement  (the “15% Note Purchase Agreement”) relating to the sale of $1,700 aggregate principal amount of the Company’s 15% subordinated notes (“15% Notes”) in a private placement to accredited investors. The 15% Note will pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 15% per year. The 15% Notes were to  mature on September 30, 2014, but were paid in full from proceeds of the loan agreement effective July 1,2012 discussed in Note 9.  The 15% Notes are secured by all of the assets of the Company and are subordinated to the Company’s obligations to the Bank. The 15% Notes also contain customary terms of default.

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

Credit Agreement

On September 29, 2011, the Company entered into a Credit Agreement with JPMorgan Chase Bank N.A. (“Bank”), providing for a $500 line of credit (the “Credit Agreement”), which was fully utilized as of June 30, 2012. The line of credit bears interest at a rate of 1.5% above the CB Floating Rate and matures on September 28, 2012. The CB Floating rate is defined as the Bank’s prime rate, as announced from time to time, provided that the CB Floating Rate may not be less than the adjusted one month LIBOR rate. The aggregate principal amount of advances outstanding at any one time under the line of credit may not exceed 80% of eligible trade accounts and accounts receivable or the maximum principal amount then available, whichever is less.

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

The Company currently has $555 borrowed under the line of credit for working capital.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 9 – SUBSEQUENT EVENTS

Loan Agreement

Effective July 1, 2012, we and our wholly-owned subsidiaries entered into a Loan Agreement (the “Loan Agreement”) with Deerpath Funding, LP, a Delaware limited partnership, as lender, administrative agent and collateral agent (“Deerpath”).

The Loan Agreement provides for a single advance senior secured term loan in the amount of $14,500,000, made on July 5, 2012, which was used to (i) finance the cash purchase consideration for the acquisition, (ii) pay outstanding indebtedness under the 15% subordinated promissory notes due September 2014 (including partial interest and subordination consent payments of $134,375 to Patrick Goepel, our Chief Executive Officer, and $80,625 to Pinnacle Fund, which is controlled by David Sandberg, our Chairman of the Board of Directors) and the JPMorgan Chase Bank line of credit, and (iii) pay transaction costs and expenses of the term loan and the acquisition. With the full and partial payoff of outstanding debts, the total debt remaining is $17.2million. Asure is not required to pay any cash interest until October, 2014 on the outstanding $2.7million of non-Deerpath debt.

The Loan Agreement also provides for a conditional commitment to provide additional single advance senior secured term loans from time to time in an aggregate amount not to exceed $5,000,000 to be used for refinancing certain other indebtedness, funding permitted acquisitions or other growth initiatives, and paying fees and expenses of the term loans and permitted acquisitions.

The term loan bears interest at a floating annual rate equal to LIBOR plus 8.00%, subject to a LIBOR floor of 2.00%, and requires monthly payments of interest only beginning on August 1, 2012 and quarterly principal payments of $362,500 beginning on October 1, 2012, with any remaining principal due on July 1, 2016.  We may prepay all or a portion of the principal amount outstanding at any time, subject to a premium ranging from 1% to 5% of the principal amount being prepaid depending on if the prepayment occurs on or before the first, second or third anniversary of the closing date.  The term loan requires mandatory prepayments of outstanding principal with 75% of excess cash flow (such percentage to be reduced to 50% if a specified senior debt to EBITDA ratio is achieved) and, at Deerpath’s election, with proceeds from certain events, including 100% of the net proceeds of any asset sales and issuance of equity securities.

The term loan is secured by a first priority lien on all of our and our subsidiaries’ assets and pledges of 100% of the equity interests in our domestic subsidiaries and 65% of the equity interests in our foreign subsidiaries.

The Loan Agreement contains customary covenants, including but not limited to limitations with respect to debt, liens, mergers and acquisitions, sale of assets, loans or advances to and investments in others, dividends or other distributions, capital expenditures and management compensation. We are also required to maintain EBITDA of not less than $5.65 million beginning with the quarter ending September 30, 2012, with the amount stepping up thereafter; a total debt to EBITDA ratio of not greater than 3.75 to 1.00 beginning with the quarter ending September 30, 2012, with the levels stepping down thereafter; a senior debt to EBITDA ratio of not greater than 2.75 to 1.00   beginning with the quarter ending September 30, 2012, with the levels stepping down thereafter; and a fixed charge coverage ratio of not less than 0.60 to 1.00 beginning with the quarter ending September 30, 2012, with the levels stepping up thereafter. Deerpath may designate one representative to attend all meetings of our and our subsidiaries’ boards of directors as a non-voting observer.

The Loan Agreement contains customary events of default, including, among others, (i) payment defaults, (ii) covenant defaults, (iii) incorrect representations or warranties, (iv) bankruptcy and insolvency events, (v) certain cross defaults and cross accelerations, (vi) certain change of control or change of management events and (vii) certain material adverse events. In some cases, the defaults are subject to customary notice and grace period provisions.

Acquisition of Meeting Maker-United States, Inc.

Effective July 1, 2012, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Meeting Maker – United States, Inc., a Delaware corporation (“Meeting Maker - US”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Meeting Maker Holding BV, a besloten vennootschap organized under the laws of the Netherlands (“Seller”), PeopleCube Holding BV, a besloten vennootschap organized under the laws of the Netherlands, and us. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

The aggregate consideration for the Shares consisted of (i) $9.8 million in cash, subject to a post-closing working capital adjustment, (ii) 255,000 shares of our common stock, par value $0.01 per share, and (iii) an additional $3 million seller’s note that is due on October 31, 2014, subject to offset of any amounts owed by Seller under the indemnification provisions of the Stock Purchase Agreement. The $9.8 million cash portion of the purchase price was funded with proceeds from the Loan Agreement. As a result of the acquisition, Meeting Maker - US became our direct wholly-owned subsidiary.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

On March 27, 2012, the Board of Directors declared a 3 for 2  stock split, payable April 30, 2012 to the holders of record of the Company’s common stock as of the close of business on April 23, 2012.  The Company will make cash payments based upon the closing price of the Company’s shares on the record date in lieu of the issuance of fractional shares.  Share and per share information in these financial statements reflect the impact of the 3 for 2 stock split.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Revenues	100%	100%	100%	100%
Gross margin	76.4	82.0	75.6	81.7
Selling, general and administrative	55.5	58.1	53.5	58.8
Research and development	14.1	16.1	14.1	16.4
Amortization of intangible assets	6.9	6.2	7.0	6.2
Total operating expenses	76.5	80.4	74.6	81.3
Other (Expense), net	(4.8)	(0.1)	(13.0)	(0.6)
Net income (loss)	(7.7)	1.1	(14.0)	(0.7)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenues

Consolidated revenues of the Company and its subsidiaries, include sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended June 30, 2012 were $4,205, an increase of $1,771, or 72.8%, from the $2,434 reported for the three months ended June 30, 2011.  The increase was primarily due to $1,763 of revenues generated by ADI Time and Legiant acquired during the fourth quarter of 2011.

 Revenues for the six months ended June 30, 2012 were $8,357, an increase of $3,566 or 74.4%, from the $4,791 reported for the six months ended June 30, 2011.  The increase was primarily due to $3,474 of revenues generated by ADI Time and Legiant, acquired during the fourth quarter of 2011.

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

Gross Margin

Gross margins for the three months ended June 30, 2012 were $3,214, an increase of $1,217, or 60.9%, from the $1,997 reported for the three months ended June 30, 2011.  Gross margins as a percentage of revenues were 76.4% and 82% for the three months ended June 30, 2012 and 2011, respectively. Of the total increase in gross margins of $1,217, $1,210 was attributable to the acquisition of ADI Time and Legiant in the fourth quarter 2011.

 Gross margins for the six months ended June 30, 2012 were $6,320, an increase of $2,406, or 61.5%, from the $3,914   reported for the six months ended June 30, 2011.  Gross margins as a percentage of revenues were 75.6% and 81.7% for the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2012 were $2,334, an increase of $921 or 65.2%, from the $1,413 reported for the three months ended June 30, 2011.  SG&A expenses as a percentage of revenues were 55.5% and 58.1% for the three months ended June 30, 2012 and 2011, respectively.    The increase of $921 was driven by the following:  An increase of $327  due to acquisition of ADI Time and Legiant in the fourth quarter of 2011, an increase of $280 due to increases in headcount, merit raises and bonus accruals and an increase of $230 related to acquisition related professional and legal services.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2012 were $4,467, an increase of $1,652 or 58.7%, from the $2,815 reported for the six months ended June 30, 2011. SG&A expenses as a percentage of revenues were 53.5% and 58.8% for the six months ended June 30, 2012 and 2011, respectively.   The increase of $1,652 was driven by the following:  An increase of $692 due to the acquisition of ADI Time and Legiant in the fourth quarter of 2011, an increase of $486 due to increases in headcount, merit raises, sales commissions and bonus accruals,  and an increase of $335 related to acquisition related professional and legal services.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended June 30, 2012 were $591, an increase of $198, or 50.4%, from the $393 reported for the three months ended June 30, 2011. R&D expenses as a percentage of revenues were 14.1% and 16.1% for the three months ended June 30, 2012 and 2011, respectively.  Of the total increase in R&D expenses , $350 was driven by acquisition of ADI Time and Legiant in the fourth quarter of 2011 which was offset by decrease in salaries $152k and rent expenses $15k due to closure of India and Canada operations  in 2012.

 Research and development (“R&D”) expenses for the six months ended June 30, 2012 were $1,181, an increase of $397, or 50.6%, from the $784 reported for the six months ended June 30, 2011. Research and development expenses as a percentage of revenues were 14.1% and 16.4% for the six months ended June 30, 2012 and 2011, respectively.  The $625 of the increase was due to acquisition of ADI Time and Legiant in the fourth quarter of 2011 which was offset by decrease in salaries of $224 due primarily to closure of India and Canada operations in 2012.

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

Amortization of Intangible Assets in Operating Expenses

Amortization expenses for the three months ended June 30, 2012 were $292, an increase of $142 or 94.7% from the $150 reported for the three months ended June 30, 2011. Amortization expenses as a percentage of revenues were 6.9% and 6.2% for the three months ended June 30, 2012 and 2011, respectively.  Amortization expense for the six months ended June 30, 2012 were $586, an increase of $288 or 96.6% compared to $298, reported for the six months ended Jun 30, 2011. Amortization expenses as a percentage of revenues were 7.0% and 6.2% for the six months ended June 30, 2012 and 2011, respectively.  The increase in amortization expense relate to the acquisition of ADI Time and Legiant in the fourth quarter of 2011.

Income Tax Expense

Income tax expense for the period ended June 30, 2012 was $121, an increase of $109 from the $12 reported for the three months ended June 30, 2011, respectively. The increase in income tax expense is due primarily to an increase of $28 due to the tax effect of amortization of goodwill and a one-time charge of $60 for income taxes associated with closing the Company’s India operations.

Income tax expense for the six month period ended June 30, 2012 was $166, an increase of $145 from the $21 reported for the six months ended June 30, 2011, respectively. The increase in income tax expense is due primarily to an increase of $70 due to the tax effect of amortization of goodwill and a one-time charge of $60 for income taxes associated with closing the Company’s India operations.

Other Income and Expense

Other expense for the period ended June 30, 2012 was $200, an increase of $198 from the $2 reported for the three months ended June 30, 2011. Other expense as a percentage of revenues was 4.8% and 0.1% for the three months ended June 30, 2012 and 2011, respectively. The increase in other expense is due to amortization of OID and derivative mark-to-market of $56 and quarterly interest expense on debt of $118.

 Other expense for the six month period ended June 30, 2012 was $1,090, an increase of $1,061 from the $29 reported for the six months ended June 30, 2011. Other expense as a percentage of revenues was 13.0% and 0.6% for the six months ended June 30, 2012 and 2011, respectively. The increase in other expense is due to primarily to amortization of OID and derivative mark-to-market of $591, loss on debt conversion of $198 and an increase in interest expense of $223 and quarterly interest expense on debt of $118.

Net Loss

Asure generated a net loss of $323, or $(0.06) per share, during the three months ended June 30, 2012, compared to a net income of $27 or $0.01 per share reported for the three months ended June 30, 2011.  Net loss as a percentage of total revenues were 7.7% for the three months ended June 30, 2012 compared to net income of 1.1% for the three months ended June 30, 2011. The net loss in Q2-12 was primarily to one-time expenses of $487k, largely related to acquisition activity.

 Asure generated a net loss of $1,170, or $(0.24) per share (basic and diluted), during the six months ended June 30, 2012, compared to a net loss of $33 or $(0.01) per share reported for the six months ended June 30, 2011.  Net loss as a percentage of total revenues were 14.0 % and 0.7% for the six months ended June 30, 2012 and 2011, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2012	2011
	(in thousands)

Working capital	$(4,203)	$124
Cash, cash equivalents and short-term investments	1,493	2,026
Cash provided/(used) in operating activities	938	1,016
Cash provided/(used) in investing activities	(79)	(45)
Cash provided/(used) in financing activities	(459)	(24)

Working capital was ($4,203) on June 30, 2012, a decrease of $,4,327 from $124 on June 30, 2011.  The decrease was due to increase in Deferred Revenue $2,481 primarily due to acquired companies, increase in account payable $946, increase in other liabilities $311 and due to increase of $656 in note payable and Line of credit.

Cash provided by operating activities was $938 for the six months ended June 30, 2012 primarily due to a loss of ($1,170) which was offset by the non-cash loss on debt conversion of $198, depreciation and amortization of $819, interest expense on amortization of OID and derivative mark-to-market of $591, and due to increase in accounts payable of $400.  Cash provided by operating activities was $1,016 for the six months ended June 30, 2011 was due to reduction in accounts receivable of $297, depreciation and amortization of $471 and increase in deferred revenue of $290.

Cash used in investing activities was ($79) for the six months ended June 30, 2012 due to net purchases of property and equipment for $151 which was offset by collection of notes receivable for $72. Cash used in investing activities was ($45) for the six months ended June 30, 2011 due to net purchases of property and equipment.  Asure’s current operations are not capital intensive and management does not anticipate any significant capital expenditures during the remainder of calendar year 2012.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2015. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $1,235 or 77.5% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations.

Cash used in financing activities was ($459) for the six months ended June 30, 2012 which was primarily related to payments on notes payable conversion of $222  and on capital leases and notes payable of $308 which was offset by proceeds from exercise of options $16 and $55 from Line of credit. Cash used in financing activities was ($24) for the six months ended June 30, 2011 related to payments on capital leases.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 450,000 shares (adjusted for the 3 for 2  stock split) of the Company’s common stock.  In total, Asure has repurchased 384,161 shares for approximately $5.0 million over the life of the plan, including 65,046 (adjusted for 3 for 2 stock split) shares of common stock for $110 purchased in 2010.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of June 30, 2012, Asure’s principal source of liquidity consisted of $1,493 of current cash and cash equivalents as well as future cash generated from operations.  The Company continues to make effort to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2012.

Effective July 1st, Asure acquired Meeting Maker US, Inc (d/b/a "Peoplecube").  Peoplecube was NetSimplicity's largest competitor in the Meeting Room management industry.  Asure issued $14.5 million in new debt to fund this acquisition, in combination with paying down existing Asure and Peoplecube debt and paying onetime costs related to the acquisition.   Asure's management expects this acquisition will result in an increase in EBITDA (Net Income before Interest, Taxes, Depreciation and Amortization and Stock Compensation expense) and free cash flow perspective immediately; excluding onetime costs related to the acquisition.  Please see Asure's Form 8-K from July 6, 2012 for additional details.

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

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies and estimates since December 31, 2011.  For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2011 Annual Report on Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 14 , 2012	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 14, 2012	By:	/s/ DAVID SCOGLIO
David Scoglio
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June  30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.