Form 10-Q
period 2012-09-30
ASURE SOFTWARE INC
filed 2012-11-19
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 16, 2012, the registrant had outstanding 5,257,548 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

 ASURE SOFTWARE , INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$2,746	$1,067
Accounts receivable, net of allowance for doubtful accounts of $203 and $19 at September 30, 2012 and December 31, 2011, respectively	3,312	1,483
Notes receivable	24	96
Inventory	174	116
Prepaid expenses and other current assets	1,305	338
Total Current Assets	7,561	3,100

Property and equipment, net	501	414
Intangible assets, net	12,339	6,307
Goodwill	15,296	6,264
Other	29	-
Total Assets	$35,726	$16,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$-	$500
Current portion of notes payable	1,551	349
Accounts payable	2,208	1,097
Accrued compensation and benefits	78	141
Other accrued liabilities	725	536
Deferred revenue	9,673	4,792
Total Current Liabilities	14,235	7,415

Long-term liabilities:
Deferred revenue	14	169
Senior note payable	13,050	-
Subordinated notes payable	5,354	4,323
Subordinated convertible notes	283	1,247
Derivative liability	-	835
Other long-term obligations	25	32
Total Long-Term Liabilities	18,726	6,606

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 11,000 shares authorized; 5,642 and 5,014 shares issued; 5,258 and 4,630 shares outstanding at September 30, 2012 and December 31, 2011, respectively	339	334
Treasury stock at cost, 384 shares at September 30, 2012 and December 31, 2011	(5,017)	(5,017)
Additional paid-in capital	274,136	271,065
Accumulated deficit	(266,590)	(264,190)
Accumulated other comprehensive loss	(103)	(128)
Total Stockholders’ Equity	2,765	2,064
Total Liabilities and Stockholders’ Equity	$35,726	$16,085

 The accompanying notes are an integral part of these condensed consolidated financial statements

ASURE SOFTWARE , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Revenues	$5,659	$2,502	$14,017	$7,293
Cost of Sales	(936)	(486)	(2,973)	(1,363)
Gross Margin	4,723	2,016	11,044	5,930

Operating Expenses:
Selling, general and administrative	3,975	1,526	8,443	4,340
Research and development	809	366	1,991	1,150
Amortization of intangible assets	573	150	1,158	449
Total Operating Expenses	5,357	2,042	11,592	5,939

(Loss) From Operations	(634)	(26)	(548)	(9)

Other Income (Expenses):
Interest income	-	2	3	8
Foreign currency translation gain/(loss)	7	67	(22)	47
Gain/ (Loss) on disposal of assets	9	-	(28)	-
(Loss) on debt conversion	-	-	(198)	-
Interest expense- amortization of OID and derivative mark-to market	(60)	-	(651)	-
Interest expense and other	(520)	(5)	(759)	(20)
Total Other Income/ (Expense)	(564)	64	(1,655)	35

(Loss)/Income From Operations Before Income Taxes	(1,198)	38	(2,203)	26
Income Tax Expense	(30)	(9)	(196)	(30)
Net (Loss)/Income	$(1,228)	$29	$(2,399)	$(4)

Basic (Loss)/Income Per Share	$(0.23)	$0.01	$(0.48)	$(0.00)
Diluted (Loss)/Income Per Share	$(0.23)	$0.01	$(0.48)	$(0.00)

Shares Used In Computing Basic (Loss)/Income Per Share	5,245	4,627	4,976	4,627
Shares Used In Computing Diluted (Loss)/Income Per Share	5,245	4,641	4,976	4,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE , INC.
  Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Net (Loss)/Income	$(1,228)	$29	$(2,399)	$(4)
Other comprehensive (Loss)/Income:
Foreign currency translation (loss)/Gain	(2)	(74)	24	(65)
Comprehensive Loss	(1,230)	(45)	(2,375)	(69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,399)	$(4)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,574	702
Provision for doubtful accounts	(16)	(29)
Share-based compensation	67	55
Interest expense – amortization of OID and derivative mark-to-market	651	-
Loss on sale/disposal of assets	36	-
Loss on debt conversion	198	-
Changes in operating assets and liabilities:
Notes receivable	-	2
Accounts receivable	435	289
Inventory	(58)	19
Prepaid expenses and other current assets	(187)	28
Accounts payable	229	126
Accrued expenses and other long-term obligations	(297)	30
Deferred revenue	1,184	601
Net cash provided by operating activities	1,417	1,819

CASH FLOWS FROM INVESTING ACTIVITIES:

Net purchases of property and equipment	(167)	(60)
Acquisition of PeopleCube, net of cash required	(9,316)	-
Collection of note receivable	72	-
Net used in investing activities	(9,411)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	-	(36)
(Payments to) /proceeds from a line of credit, subordinated notes and convertibles notes payable	(4,192)	3,350
Proceeds from notes payable	14,500
Debt financing fees	(680)
Net proceeds from exercise of options	19	-
Net cash provided by financing activities	9,647	3,314

Effect of translation exchange rates	26	(61)

Net increase in cash and equivalents	1,679	5,012
Cash and equivalents at beginning of period	1,067	1,070
Cash and equivalents at end of period	$2,746	$6,082

SUPPLEMENTAL INFORMATION:
Interest Paid	$437	-
Payments of accelerated interest on subordinated convertible notes payable on conversion	211	-
Non-Cash Financing Activity – conversion of subordinated convertible notes payable to equity	969	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – GENERAL AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of Asure Software, Inc. (“Asure” or the “Company”) as of September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011, and the cash flows for the nine months ended September 30, 2012 and 2011. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

On March 27, 2012, the Board of Directors declared a 3-for-2 stock split, payable April 30, 2012 to the holders of record of the Company’s common stock as of the close of business on April 23, 2012.  The Company made cash payments based upon the closing price of the Company’s shares on the record date in lieu of the issuance of fractional shares.  Share and per share information in these financial statements reflect the impact of the 3 for 2 stock split.

Effective July 1, 2012, Asure entered into a stock purchase agreement to acquire Meeting Maker – United States, Inc., doing business as PeopleCube (“PeopleCube”) for a combination of cash and stock. The purchase price was composed of $9,800 cash paid at closing; a $3,000, two-year seller’s note; and the issuance of 255,000 shares of common stock, representing just under five percent of Asure’s outstanding shares (see Note 9 - Aquisition for further details).

As of September 30, 2012, Asure’s principal source of liquidity consisted of $2,746 of current cash and cash equivalents as well as future cash generated from operations.  The Company believes that it has and/or will generate sufficient cash for its short and long term needs. The Company is continuing to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2012.

Management is focused on growing its existing software operations and looking to make strategic acquisitions in the near future, although it has no agreements to do so at this time.  In the short-term, any acquisitions will be funded with equity, cash on the balance sheet, cash from operations, or cash or debt raised from outside sources.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 2 – INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations .  The Company recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. The Company recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Asure’s goodwill relates to the acquisitions of ADI Time and Legiant in 2011 and PeopleCube in July 2012. Asure’s intangible assets relate to acquisitions of iSarla, Inc., ADI Time, Legiant and PeopleCube.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2012 and December 31, 2011 are as follows:

		September 30, 2012
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5-9	$3,428	$(1,049)	$2,379
Customer Relationships	7-8	12,009	(3,067)	8,942
Reseller Relationships	7	853	(122)	731
Trade Names	1-5	663	(410)	253
Covenant not-to-compete	2-4	205	(171)	34
		$17,158	$(4,819)	$12,339

		December 31, 2011
	Amortization		Accumulated
Intangible Asset	Period (Years)	Gross	Amortization	Net

Developed Technology	5	$1,586	$(794)	$792
Customer Relationships	8	6,767	(2,175)	4,592
Reseller Relationships	7	853	(30)	823
Trade Names	5	325	(253)	72
Covenant not-to-compete	4	182	(154)	28
		$9,713	$(3,406)	$6,307

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

Amortization expense is recorded using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expense for the three months ended September 30, 2012 and 2011 was $573 and $150 included in Operating Expenses and $126 and $45 respectively included in Cost of Goods Sold. Amortization expense for the nine months ended September 30, 2012 and 2011 was $1,158 and $449 included in Operating Expenses, and $254 and $137 respectively included in Cost of Goods Sold. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the current year and the next four years and thereafter:

Twelve Months Ended
December 31, 2012 (remaining)	$611
December 31, 2013	2,258
December 31, 2014	2,071
December 31, 2015	1,945
December 31, 2016	1,576
Thereafter	3,878
$12,339

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively:

		Fair Value Measure at September 30, 2012
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,746	$2,746	$—	$—

Total	$2,746	$2,746	$—	$—

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

On September 17, 2011, the FASB issued ASU 2011-05 (Topic 820): Comprehensive Income . The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders' equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did  not materially impact the Company's consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements. We adopted these standards in the first quarter of fiscal 2012. The adoption of these standards did not materially affect our financial position or results of operations.

NOTE 5 – SHARE BASED COMPENSATION

Share based compensation for the Company’s stock option plans for the three months ended September 30, 2012 and 2011 were $32 and $27, respectively and $67 and $55 for the nine months ended September 30, 2012 and 2011. The Company issued 20 and 0 shares of common stock related to exercises of stock options granted from its Stock Option plan for the three months ended September 30, 2012 and 2011 respectively.

Asure has one active equity plan, the 2009 Equity Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to employees and consultants of the Company. Stock options are generally granted with exercise price greater than or equal to the fair market value at the time of grant and the options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.  The Company’s 1996 Plan expired in April 2006, whereby the Company can no longer grant options under these plans.  The shareholders approved an amendment to the  2009 Plan  in June  2012 to increase the number of shares reserved under the plan from 525 to 900. A total of 693 options have been granted and are outstanding pursuant to the 2009 Plan as of September 30, 2012.

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

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended September 30, 2012 and 2011:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Basic EPS Computation	2012	2011	2012	2011
Net (Loss)/Income	$(1,228)	$29	$(2,399)	$(4)

Weighted average shares outstanding	5,245	4,627	4,976	4,627
Basic Net (Loss)/Income per share	$(0.23)	$0.01	$(0.48)	$(0.00)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Diluted EPS Computation	2012	2011	2012	2011
Net (Loss)/Income	$(1,228)	$29	$(2,399)	$(4)

Weighted average shares outstanding	5,245	4,627	4,976	4,627
Common shares equivalents	-	14	-	-
Diluted shares outstanding	5,245	4,641	4,976	4,627
Basic Net (Loss)/Income per share	$(0.23)	$0.01	$(0.48)	$(0.00)

Stock options to acquire 693 shares for the three and nine month periods ended September 30, 2012 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive and stock options to acquire 240 and 391 shares for the three and nine months ended September 30, 2011 were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

NOTE 8 – DEBT

The Company issued or assumed the following debt instruments:

Notes Payable and Line of Credit	Maturity	Stated Interest Rate	Balance as of December 31, 2011	Balance as of September 30, 2012	Short Term	Long Term
Subordinated notes payable: ADI Time - Sellers Note (net of unamortized discount of $172)	10/1/2014	0.16%	870	679	101	578
Subordinated notes payable: Legiant - Sellers Note 1	2/1/2012	0.20%	250	-	-	-
Subordinated notes payable: Legiant - Sellers Note 2	10/1/2014	5.00%	468	185	-	185
Subordinated notes payable: Legiant - Sellers Note 3 (net of unamortized discount of $284)	10/1/2014	0.20%	1,384	1,478	-	1,478
Subordinated Notes Payable	9/30/2014	15.00%	1,700	675	-	675
Line of Credit	9/28/2012	4.25%	500	-	-	-
PeopleCube Sellers note (net of unamortized discount of $562)	10/31/2014	0.0%	-	2,438	-	2,438
Senior note payable	7/31/2016	Minimum 10.0%	-	14,500	1,450	13,050
Subordinated Convertible Notes Payable (net of unamortized discount of $225)	9/30/2014	9.00%	1,247	283	-	283

Total			6,419	20,238	1,551	18,687

ADI Time - Sellers Note

In conjunction with the acquisition of ADI Software, LLC; the Company entered into a Promissory Note in the amount of $1,095 with the Seller. The Promissory Note bears interest at an annual rate of 0.16%, will mature on October 1, 2014, and is guaranteed by the Company. The Purchaser may offset any indemnification payments owed by the Seller under the APA against up to $1,000 under the Purchaser Note.  The Company recorded the note at fair value using a discount rate of 9%, which resulted in an unamortized discount of $244, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. A principal payment of $245 was made in July 2012

In conjunction with the acquisition of Legiant Software, LLC the Company entered into three separate Promissory Notes all payable to the Sellers. The details of each of the Promissory Notes are as follows:

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Legiant - Sellers Note #1

Legiant Acquisition-Sellers Note #2 is for the principal amount of $478, bears interest at an annual rate of 5.00% and required monthly payments of $10 until June 2012. Asure made a principal payment for $235 in July 2012. No further cash interest or principal is payable until the maturity date of October 1, 2014.

Legiant Acquisition-Sellers Note #3

Legiant Acquisition-Sellers Note #3 is for an aggregate principal amount of $1,761 bears interest at an annual rate of 0.20%, and will mature on October 1, 2014 when all interest and principal are due. The Company may offset any indemnification payments owed by the Seller under the acquisition agreement against up to $1 million under Sellers Note #3.  The Company recorded the note at fair value using a discount rate of 9%, resulting in an unamortized discount of  $382, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method and will be payable, in cash, on October 1, 2014.

All three promissory notes are guaranteed by the Company and are subordinated to the Company’s senior note financing discussed below.

Subordinated Convertible Notes Payable

On September 30, 2011, the Company entered into a Securities Purchase Agreement  (the “9% Note Purchase Agreement”) relating to the sale of $1,500 aggregate principal amount of the Company’s 9% subordinated convertible notes (“9% Notes”) in a private placement to accredited investors to finance the ADI acquisition. The 9% Notes pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 9% per year. The 9% Notes will mature on September 30, 2014. The 9% Note is secured by all of the assets of the Company and are subordinated to the Company’s obligations to the senior note and the 15% Notes discussed below.

Beginning 12 months from the date of issuance, the holder may convert the 9% Notes into shares of the Company’s common stock at a conversion price of $5.00 per share.  The conversion price will be adjusted for certain events, such as stock dividends and stock splits. Additionally, if the Company subsequently issues common stock at a price below the then current conversion price, the conversion price will be reset to the greater of $3.27 per share (the closing price of the Company’s Common Stock on September 30, 2011) or such lower price. In the event that a holder of a 9% Note elects to convert the 9% Note into equity, and the Company determines that such conversion would jeopardize the Company’s tax benefits under Section 382 of the Internal Revenue Code, the Company may elect to prepay any or all of such 9% Notes prior to conversion, subject to certain limitations, at a purchase price equal to the product of the number of shares into which the 9% Note is convertible and the volume weighted average closing price during the 20 day trading period beginning on the 10th day before the conversion notice is received by the Company multiplied by the Premium Rate.  The Premium Rate is 1.1 if a holder notifies the Company of an intention to convert the 9% Note into equity prior to the date that is 90 days before the maturity date and 1.5 if such notification is made within 90 days of the maturity date. The 9% Notes also contain customary terms of default.

The 9% Note Purchase Agreement provides that, if the Company issues common stock below $3.25 per share, each holder of the 9% Notes outstanding at that time will have the right to purchase its pro rata portion of such stock issuance.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

These 9% Notes contained embedded derivative instruments related to the conversion feature that Asure accounts for separately.   Asure has re-measured  instruments  for each reporting period and recorded a gain or loss for the change in fair value.  At inception, the Company valued the conversion feature  at $274,resulting in an original issue discount on the convertible debt, accreting up the 9% Note to their aggregate principal amounts over the course of the life of the loans using the effective interest method.  The Company used a Monte Carlo simulation in a risk-neutral framework to simulate market capitalization outcomes of the Company, including considerations of the Company’s projected share price volatility, to estimate the fair value of the embedded derivative.  The fair value of the conversion feature was $835 at December 31, 2011, with $561 being recorded in the income statement for the mark-to-market impact.  This amount of $561 was recorded in interest expense – amortization of OID and derivative mark-to-market in the consolidated statements of operations.

Effective on March 10, 2012, the terms of the 9% Notes were amended to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes was permitted to convert the outstanding principal balance due there under into shares of Common Stock of the Company at the conversion price originally set forth in the 9% Notes ($5.00 per share of Common Stock) on or before March 15, 2012.  As consideration for agreeing to the terms of the amendment, the Company made a one time cash payment, in such amount as follows: (i) for holders of 9% Notes who elected to convert their  9% Notes into Common Stock prior to March 16, 2012, an amount equal to 3% of the outstanding principal amount of each 9% Note and (B) for holders of 9% Notes who did not elect to convert their 9% Notes into Common Stock prior to March 16, 2012, an amount equal to 80% of the interest that such holder would have received  by holding the 9% Note to maturity.  In each case, the holders of the 9% Notes agreed to the removal of  the dilution protection provision to reset the conversion price below $5.00 per share upon certain Company issuances of Common Stock below $5.00 per share of Common Stock.  Holders of approximately $1,150 of the total $1,500 of principal amount of 9% Notes converted their 9% Notes to Common Stock.

The amendment to the 9% Notes resulted in a change of accounting treatment of the derivatives.  Effective on March 10, 2012, the derivatives were no longer required to be accounted for on a separate basis.  Therefore, the Company no longer re-measures the value of the derivatives after the amendment date.  The fair value of the conversion feature was $1,300 at March 31, 2012, with $465 being recorded in the income statement for the mark-to-market impact.  This amount of $465 was recorded in interest expense – amortization of OID and derivative mark-to-market in the consolidated statements of operations. The conversion of the 9% Notes and elimination of the derivative liability resulted  in a loss on debt conversion of $199, a reduction in the carrying value of the 9% Notes to $296 at March 31, 2012, and an increase in additional paid in capital of $2,255 for the issuance of 230 shares for the Common Stock issued upon conversion.  The Company also made cash payments of $211 to holders that elected to convert in accordance with the terms of the amendment.

Mr. Goepel, the Company’s Chief Executive Officer, purchased $200 of the 9% Notes. Red Oak Fund, LP purchased $600 of the 9% Notes. Mr. Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partners, LLC, which manages the Red Oak Fund.  Both parties subsequently converted the 9% Notes under the terms of the amendment.

Subordinated Notes Payable

On September 30, 2011, the Company entered into a Securities Purchase Agreement  (the “15% Note Purchase Agreement”) relating to the sale of $1,700 aggregate principal amount of the Company’s 15% subordinated notes (“15% Notes”) in a private placement to accredited investors. The 15% Note will pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 15% per year. The 15% Notes had a maturity date of September 30, 2014. However, effective July 1, 2012, Asure prepaid $900 proceeds of the senior note payable. Patrick Goepel, the Company’s Chief Executive Officer purchased $500 of the 15% Notes with $500 outstanding at September 30, 2012.  Pinnacle Fund, LLLP purchased $300 of the remaining 15% Notes, with $300 outstanding at September 30, 2012.  David Sandberg, the Company’s Chairman, is the controlling member of Red Oak Partners, LLC, which owns 50% of Pinnacle Partners, LLC, which is the general partner of the Pinnacle Fund, LLLP.  Red Oak Partners, LLC is also the manager of the Pinnacle Fund, LLLP. The Company expensed $115 of fees for this transaction during the three months ended September 30, 2012. The 15% Notes are secured by all of the assets of the Company and are subordinated to the Company’s obligations to the Senior note payable.  The 15% Notes also contain customary terms of default.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

Credit Agreement

On September 29, 2011, the Company entered into a Credit Agreement with JPMorgan Chase Bank N.A. (“Bank”), providing for a $500 line of credit (the “Credit Agreement”), which was fully utilized as of September 30, 2012. As originally issued, the line of credit bore interest at a rate of 1.5% above the CB Floating Rate and matured on September 28, 2012. The CB Floating rate is defined as the Bank’s prime rate, as announced from time to time, provided that the CB Floating Rate may not be less than the adjusted one month LIBOR rate. The aggregate principal amount of advances outstanding at any one time under the line of credit may not exceed 80% of eligible trade accounts and accounts receivable or the maximum principal amount then available, whichever is less.

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

The Company repaid the $555 outstanding under the line of credit for in full in July 2012.

Senior note payable

Effective July 1, 2012, we and our wholly-owned subsidiaries entered into a Loan Agreement (the “Loan Agreement”) with Deerpath Funding, LP, a Delaware limited partnership, as lender, administrative agent and collateral agent (“Deerpath”).

The Loan Agreement provides for a single advance senior secured term loan in the amount of $14,500, made on July 5, 2012, which was used to (i) finance the cash purchase consideration for the acquisition, (ii) pay outstanding indebtedness under the 15%  Notes (including partial interest and subordination consent payments of $134 to Patrick Goepel, our Chief Executive Officer, and $81 to Pinnacle Fund, which is controlled by David Sandberg, our Chairman of the Board of Directors) and the JPMorgan Chase Bank line of credit, and (iii) pay transaction costs and expenses of the term loan and the acquisition. With the full and partial payoff of outstanding debts, the total debt remaining is $20.2 million.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The Loan Agreement also provides for a conditional commitment to provide additional single advance senior secured term loans from time to time in an aggregate amount not to exceed $5,000 to be used for refinancing certain other indebtedness, funding permitted acquisitions or other growth initiatives, and paying fees and expenses of the term loans and permitted acquisitions.

The Senior note payable bears interest at a floating annual rate equal to LIBOR plus 8.00%, subject to a LIBOR floor of 2.00%, and requires monthly payments of interest only beginning on August 1, 2012 and quarterly principal payments of $363 beginning on October 1, 2012, with any remaining principal due on July 1, 2016.  The interest rate on the senior note payable was 10% at September 30, 2012. We may prepay all or a portion of the principal amount outstanding at any time, subject to a premium ranging from 1% to 5% of the principal amount being prepaid depending on if the prepayment occurs on or before the first, second or third anniversary of the closing date.  The term loan requires annual mandatory prepayments beginning December 31, 2012 of outstanding principal with 75% of excess cash flow as defined in the Loan Agreement (such percentage to be reduced to 50% if a specified senior debt to EBITDA ratio is achieved) and, at Deerpath’s election, with proceeds from certain events, including 100% of the net proceeds of any asset sales and issuance of equity securities.

The senior note payable is secured by a first priority lien on all of our and our subsidiaries’ assets and pledges of 100% of the equity interests in our domestic subsidiaries and 65% of the equity interests in our foreign subsidiaries.

The Loan Agreement contains customary covenants, including but not limited to limitations with respect to debt, liens, mergers and acquisitions, sale of assets, loans or advances to and investments in others, dividends or other distributions, capital expenditures and management compensation. We are also required to maintain EBITDA of not less than $5,650  beginning with the quarter ending September 30, 2012, with the amount stepping up thereafter; a total debt to EBITDA ratio of not greater than 3.75 to 1.00 beginning with the quarter ending September 30, 2012, with the levels stepping down thereafter; a senior debt to EBITDA ratio of not greater than 2.75 to 1.00   beginning with the quarter ending September 30, 2012, with the levels stepping down thereafter; and a fixed charge coverage ratio of not less than 0.60 to 1.00 beginning with the quarter ending September 30, 2012, with the levels stepping up thereafter. Deerpath may designate one representative to attend all meetings of our and our subsidiaries’ boards of directors as a non-voting observer. At September 30, 2012, we were in compliance with all of the loan covenants related to the senior note payable.

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

The Company paid the first principal payment of $363 on the senior note payable on October 1st, 2012

The following table summarizes the future principal payments related to the Company’s outstanding debt:

Twelve Months Ended
December 31, 2013	2,750
December 31, 2014	6,513
December 31, 2015	1,450
December 31, 2016	9,788
$20,501

NOTE 9 – ACQUISITION

Effective July 1, 2012, we acquired all of the issued and outstanding shares of common stock of Meeting Maker – United States, Inc., a Delaware corporation doing business as PeopleCube (“Meeting Maker - US”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Meeting Maker Holding BV, a besloten vennootschap organized under the laws of the Netherlands (“Seller”), PeopleCube Holding BV, a besloten vennootschap organized under the laws of the Netherlands, and us. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

The aggregate consideration for the Shares consisted of (i) $9,800 million in cash, subject to a post-closing working capital adjustment, (ii) 255 shares of our common stock, par value $0.01 per share, and (iii) an additional $3 million seller’s note that is due on October 31, 2014, subject to offset of any amounts owed by Seller under the indemnification provisions of the Stock Purchase Agreement. Asure funded the $9,800 million cash portion of the purchase price with proceeds from the senior note payable. As a result of the acquisition, Meeting Maker - US became our direct wholly-owned subsidiary.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The business combination was accounted for under ASC 805, “Business Combinations.”  The application of purchase accounting under ASC 805 requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill.  The Company is currently in the process of assessing and finalizing the fair value of the assets acquired and the liabilities assumed.  The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed (in thousands). The valuation will be completed once the final working capital adjustment are determined and agreed upon as per the stock purchase agreement and upon our final determination of the fair value of the assets acquired and liabilities assumed.

Assets Acquired
Cash	$-
Accounts receivable	2,248
Fixed assets	117
Other assets	124
Goodwill	10,040
Intangibles	7,445
Total assets acquired	19,974

Liabilities assumed
Accounts payable	(882)
Accrued other liabilities	(438)
Subordinated notes payable	(1,614)
Deferred revenue	(4,089)
Total liabilities assumed	(7,023)

Net assets acquired	$12,951

The Company recorded the transaction using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition.

Consideration paid:
Cash per stock purchase agreement	$10,000
Working capital adjustments	(200)
Total cash paid	9,800
Fair value of note payable	2,404
Fair value of stock issued	747
Total consideration paid	12,951

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data or otherwise noted)

The following schedule presents unaudited consolidated pro forma results of operations as if the PeopleCube, ADI Time and Legiant acquisitions had occurred on January 1, 2011. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed January 1, 2011, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amounts in thousands, except per share data
Revenue	$5,659	$6,584	$18,907	$19,538

Net loss	$(1,228)	$(1,499)	$(4,355)	$(4,587)

Net loss per share:
Basic	$(0.23)	$(0.31)	$(0.85)	$(0.94)
Diluted	$(0.23)	$(0.31)	$(0.85)	$(0.94)

Basic	5,245	4,882	5,145	4,882
Diluted	5,245	4,882	5,145	4,882

NOTE 10 – SUBSEQUENT EVENTS

On October 9, 2012, we entered into a Code Purchase and Perpetual License Agreement  (“License Agreement”) with FotoPunch, Inc., a Delaware corporation (“FotoPunch”) that owns and develops facial and voice recognition software for tracking employee time and labor management information for use with mobile and other devices.  Under the License Agreement, we acquired a worldwide, perpetual, right to use the code and software in the workforce management hardware, equipment and software solutions industry. We have the right to grant sublicenses to resellers and third parties. For a period of two years, FotoPunch has agreed to assist us in integrating and using the facial and voice recognition software with our solutions.

At the same time, we also entered into a Rights Agreement with FotoPunch under which FotoPunch granted us an option to acquire it or its business and a right of first refusal to match any third party offer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of and for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of the Company’s internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

The Company offers intuitive and innovative workplace management technology solutions that enable companies of all sizes and complexities to operate more efficiently and proactively manage costs associated with two of an organization’s most expensive assets: real estate and labor. The company provides solutions to more than 11,000 clients worldwide and currently offers two main product lines: AsureSpace™ workplace management solutions and AsureForce™ time and labor management solutions. The AsureSpace product line provides simple and affordable solutions to common office administration problems.  AsureSpace solutions (including the recent addition of PeopleCube solutions and Meeting Room Manager) automate the entire facility scheduling process: reserving rooms, requesting equipment, ordering food, sending invitations, reporting on the meeting environment and more. As a result, customers can more effectively manage scheduling processes, increase utilization of corporate assets, improve workplace productivity and control real estate costs. AsureForce time and labor management solutions help simplify the HR process and improve employee productivity by managing and communicating human resources, employee benefits and payroll information.  Web-based solutions include time & attendance, timesheets, human resource benefits, expenses and others.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Operations for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Revenues	100%	100%	100%	100%
Gross margin	83.5	80.6	78.8	81.3
Selling, general and administrative	70.2	61.0	60.2	59.5
Research and development	14.3	14.6	14.2	15.8
Amortization of intangible assets	10.1	6.0	8.3	6.2
Total operating expenses	94.6	81.6	82.7	81.4
Other (Expense), net	(10.0)	2.6	(11.8)	0.5
Net income (loss)	(21.7)	1.2	(17.1)	(0.1)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenues

Consolidated revenues of the Company and its subsidiaries, include sales of the Company’s scheduling software, human resource and time and attendance software, complementary hardware devices to enhance its software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended September 30, 2012 were $5,659, an increase of $3,157 or 126.2%, from the $2,502 reported for the three months ended September 30, 2011.  The increase was primarily due to $1,754 of revenues generated by PeopleCube acquired July 1, 2012 and $1,522 was due to acquisition of ADI Time and Legiant in the fourth quarter of 2011.

 Revenues for the nine months ended September 30, 2012 were $14,017, an increase of $6,724 or 92.2%, from the $7,293 reported for the nine months ended September 30, 2011.  The increase was primarily due to $4,995 of revenues generated by ADI Time and Legiant, acquired during the fourth quarter of 2011 and $1,754 of revenues generated by PeopleCube acquired on July 1, 2012.

Asure plans to continue to target small and medium businesses and divisions of enterprises.  In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, the Company is actively exploring other opportunities to acquire additional products or technologies to complement its current software and services.  In 2011, the Company acquired ADI Time and Legiant to enhance both its channel delivery capabilities and its time and labor management technology.

The acquisition of PeopleCube on July 1, 2012 expands the AsureSpace product portfolio to bring customers global workspace management solutions uniquely designed to help customers manage complex scheduling and real estate needs. The software helps customers drive integrated facility management of offices, conference rooms, video conferencing, events & training, alternative workspaces and lobby use. Features such as office hoteling management solutions, real estate management and rooms and resource management solutions are designed to enable  to customers manage needs specific to their work environments.

 Asure also is implementing marketing initiatives, including tailoring its solutions to provide increased value and a simplified purchasing model to targeted customers.  As the overall workforce management solutions market continues to experience significant growth in related to software as a service (“SaaS”) products, Asure intends to continue to focus on sales of its MRM, PeopleCube, iEmployee and ADI SaaS –based  products.

Gross Margin

Gross margins for the three months ended September 30, 2012 were $4,723, an increase of $2,707, or 134.3%, from the $2,016 reported for the three months ended September 30, 2011.  Gross margins as a percentage of revenues were 83.5% and 80.6% for the three months ended September 30, 2012 and 2011, respectively.  The increase in gross margins of $2,707 is attributable to the acquisition of ADI Time and Legiant in the fourth quarter 2011 and PeopleCube at beginning of July 2012.

 Gross margins for the nine months ended September 30, 2012 were $11,044, an increase of $5,114 or 86.2%, from the $5,930 reported for the nine months ended September 30, 2011.  Gross margins as a percentage of revenues were 78.8% and 81.3% for the nine months ended September 30, 2012 and 2011, respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2012 were $3,975, an increase of $2,449 or 160.5%, from the $1,526 reported for the three months ended September 30, 2011.  SG&A expenses as a percentage of revenues were 70.2% and 61.0% for the three months ended September 30, 2012 and 2011, respectively.     The increase of $2,449 was also driven by increase of $397 due to acquisition of ADI Time and Legiant in the fourth quarter of 2011 and $1,906 due to the acquisition of PeopleCube acquired on 1st July, 2012.

SG&A expenses for the nine months ended September 30, 2012 were $8,443, an increase of $4,103 or 94.5%, from the $4,340 reported for the nine months ended September 30, 2011. SG&A expenses as a percentage of revenues were 60.2% and 59.5% for the nine months ended September 30, 2012 and 2011, respectively.   The increase of $4,103 was driven by the acquisition of ADI Time and Legiant in the fourth quarter of 2011 and the acquisition of PeopleCube on July 1, 2012. The remaining increase in SG&A year over year is related to the  increases in headcount, merit raises, and onetime acquisition costs related to professional and legal services.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended September 30, 2012 were $809, an increase of $443, or 121.0%, from the $366 reported for the three months ended September 30, 2011. R&D expenses as a percentage of revenues were 14.3% and 14.6% for the three months ended September 30, 2012 and 2011, respectively.  Of the total increase in R&D expenses, $614 was driven by the acquisition of ADI Time and Legiant in the fourth quarter of 2011 and the acquisition of PeopleCube in July 2012 which was offset by decrease in salaries and rent expenses due to closure of India and Canada operations  in 2012.

 R&D expenses for the nine months ended September 30, 2012 were $1,991, an increase of $841, or 73.1%, from the $1,150 reported for the nine months ended September 30, 2011. Research and development expenses as a percentage of revenues were 14.2% and 15.8% for the nine months ended September 30, 2012 and 2011, respectively.  The $1,240 of the increase was due to acquisition of ADI Time and Legiant in the fourth quarter of 2011 and PeopleCube in July 2012 which was offset by decrease in salaries and rent expenses due to closure of India and Canada operations in 2012.

Asure continues to improve its products and technologies through organic improvements and through acquired intellectual property.  The workforce product line continued to innovate by adding mobile solutions, world class SaaS hosting infrastructure and a proprietary time clock product set.  The proprietary time clock product set includes multiple models which incorporate keypad and touch screen user interfaces, as well as proximity card, bar code card, and biometric data input.  The workforce software product lines continued to evolve through quarterly feature releases and monthly maintenance releases.  These product releases continued to serve client requests, and maintain in management’s view a technological edge with competition.

Additionally, Asure continues to develop Meeting Room Manager and released in June 2012 a new version that enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others, and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook

Asure’s development efforts for future releases and enhancements are driven by feedback received from its existing and potential customers and by gauging market trends. Management believes it has the appropriate development team to design and further improve its workforce management solutions.

Amortization of Intangible Assets in Operating Expenses

Amortization expenses for the three months ended September 30, 2012 were $573, an increase of $423 or 282.0% from the $150 reported for the three months ended September 30, 2011. Amortization expenses as a percentage of revenues were 10.1% and 6.0% for the three months ended September 30, 2012 and 2011, respectively.

Amortization expenses for the nine months ended September 30, 2012 were $1,158, an increase of $709 or 157.9% compared to $449, reported for the nine months ended September 30, 2011. Amortization expenses as a percentage of revenues were 8.3% and 6.2% for the nine months ended September 30, 2012 and 2011, respectively.  The increase in amortization expense relate to the acquisition of ADI Time and Legiant in the fourth quarter of 2011 and PeopleCube in July 2012.

Income Tax Expense

Income tax expense for the three months ended September 30, 2012 was $30, an increase of $21 from the $9 reported for the three months ended September 30, 2011, respectively. The increase in income tax expense is due primarily to the tax effect of amortization of tax deductible goodwill.

Income tax expense for the nine months ended September 30, 2012 was $196, an increase of $166 from the $30 reported for the nine months ended September 30, 2011, respectively. The increase in income tax expense is due primarily to tax effect of amortization of goodwill and a one-time charge of $60 for income taxes associated with closing the Company’s India operations.

Other Income and Expense

Other expense for the three months ended September 30, 2012 was $564, an increase of $628 from the $64 reported for the three months ended September 30, 2011. Other expense as a percentage of revenues was 10.0% and 2.6% for the three months ended September 30, 2012 and 2011, respectively. The increase is due to interest on the senior notes payable of $354 in the three months ended September 30, 2012.

 Other expense for the nine months ended September 30, 2012 was $1,655, an increase of $1,690 from the $35 reported for the nine months ended September 30, 2011. Other expense as a percentage of revenues was 11.8% and 0.5% for the nine months ended September 30, 2012 and 2011, respectively.

Net Loss

Asure generated a net loss of $1,228, or $(0.23) per share, during the three months ended September 30, 2012, compared to a net income of $29 or $0.01 per share reported for the three months ended September 30, 2011.  Net loss as a percentage of total revenues were 21.7% for the three months ended September 30, 2012 compared to net income of 1.2% for the three months ended September 30, 2011. The net loss in Q3-12 was primarily to one-time expenses related to the acquisition of PeopleCube and Interest expenses of $520 on loans.

 Asure generated a net loss of $2,399, or $(0.48) per share, during the nine months ended September 30, 2012, compared to a net loss of $4 or $(0.00) per share reported for the nine months ended September 30, 2011.  Net loss as a percentage of total revenues were 17.1 % and 0.1% for the nine months ended September 30, 2012 and 2011, respectively.

Asure intends to continue to implement its corporate strategy for growing its software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that the Company can successfully grow its revenues or achieve profitability during the remainder of fiscal year 2012.

LIQUIDITY AND CAPITAL RESOURCES

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011
	(in thousands)

Working capital	$(6,674)	$3,235
Cash, cash equivalents and short-term investments	2,746	6,082
Cash provided/(used) in operating activities	1,417	1,819
Cash provided/(used) in investing activities	(9,411)	(60)
Cash provided/(used) in financing activities	9,647	3,314

Working capital was ($6,674) on September 30, 2012, a decrease of $ 9,909 from $3,235 on September 30, 2011.  The decrease was due to a decrease in cash $3,336 and an increase in deferred revenue $7,151 both attributable to the acquisition of ADI and Legiant in 2011 and PeopleCube in July 2012

Cash provided by operating activities was $1,417 for the nine months ended September 30, 2012 primarily due to non-cash loss on debt conversion of $198, depreciation and amortization of $1,574, interest expense on amortization of OID and derivative mark-to-market of $651, and an increase in deferred revenues of $1,184 on account of acquisitions. The increase was offset by a net loss of $2,399. Cash provided by operating activities was $1,819 for the nine months ended September 30, 2011 due to cash generated by operations of $3,007 offset primarily by a decrease of $1,199 in net loss, a decrease of lease liabilities of $758, an increase in the change in deferred revenue of $517, accrued expenses $120 and accounts payable $311.

Cash used in investing activities was $9,411 for the nine months ended September 30, 2012 due to acquisition of PeopleCube. Cash used in investing activities was $60 for the nine months ended September 30, 2011 due to net purchases of property and equipment.

Cash provided by financing activities was $9,647 for the nine months ended September 30, 2012, consisting principally of debt raised from the senior note payable for $14,500 million for the acquisition of PeopleCube in July, 2012 and to pay outstanding indebtedness under the 15% subordinated promissory notes due September 2014 (including partial interest and subordination consent payments of $134 to Patrick Goepel, our Chief Executive Officer, and $81 to Pinnacle Fund, which is controlled by David Sandberg, our Chairman of the Board of Directors) and the JPMorgan Chase Bank line of credit, and to pay transaction costs and expenses of the term loan and the acquisition. Cash provided by financing activities was $3,314 for the nine months ended September 30, 2011 primarily due to $2,850 debt issued for an acquisition and the $500 line of credit for working capital.  Management believes it currently has sufficient cash and short-term investments on hand to fund its operations during the next twelve months and beyond without needing to obtain long-term financing. Therefore, the Company does not anticipate that it will be affected by any credit shortage in the current economic business environment.

The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2015. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $859 or 44.9% of the Company’s total operating lease obligations relate to its corporate office facility at Wild Basin in Austin, Texas.

Management continues to evaluate and reduce any unnecessary expenditure, while continuing to closely monitor all of its cash sources and uses as it manages its operations.

Pursuant to Asure’s stock repurchase plan, the Company is allowed to repurchase up to 450 shares (adjusted for the 3 for 2  stock split) of the Company’s common stock.  In total, Asure has repurchased 384 shares for approximately $5,000 over the life of the plan, including 65 shares (adjusted for 3 for 2 stock split) for $110 in 2010.  Management will periodically assess repurchasing additional shares, depending on the Company’s cash position, market conditions and other factors.

As of September 30, 2012, Asure’s principal source of liquidity consisted of $2,746 of current cash and cash equivalents as well as future cash generated from operations.  The Company continues to make effort to reduce expenses and thus may utilize its cash balances in the short-term to reduce long-term costs. The Company expects that it will be able to generate positive cash flows from operating activities for the remainder of 2012.

Effective July 1, 2012, Asure acquired Meeting Maker US, Inc (d/b/a "Peoplecube").  Peoplecube was NetSimplicity's largest competitor in the Meeting Room management industry.  Asure issued $14,500  in new debt to fund this acquisition, in combination with paying down existing Asure and Peoplecube debt and paying onetime costs related to the acquisition.   Asure's management expects this acquisition will result in an increase in EBITDA (Net Income before Interest, Taxes, Depreciation and Amortization and Stock Compensation expense) and free cash flow perspective; excluding onetime costs related to the acquisition.

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

Evaluation of Disclosure Control and Procedures

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

 ITEM 4 .  MINE SAFETY DISCLOSURES
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

101*
The following materials from Asure Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 19, 2012	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 19, 2012	By:	/s/ JENNIFER CROW
Jennifer Crow
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September  30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.