Form 10-K
period 2012-12-31
ASURE SOFTWARE INC
filed 2013-04-01
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2012

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

Large accelerated filer  ☐            Accelerated filer  ☐                 Non-accelerated filer  ☐                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the 4,072,203 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2012 was approximately $16,899,642. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 28, 2013, there were 5,262,548 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

 STOCK SPLIT

On April 30, 2012, we completed a 3-for-2 stock split.  We have adjusted all prior periods presented to reflect the impact of this stock split, including the impact on basic and diluted weighted-average shares and shares issued and outstanding.

 PART I

ITEM 1.  BUSINESS

GENERAL

Asure Software, Inc., a Delaware corporation, is a provider of cloud-based software-as-a-service (“SaaS”) time & labor management and workspace management solutions that enable companies of all sizes and complexities to operate more efficiently and proactively manage costs associated with their most expensive assets: real estate, labor and technology.

Asure serves approximately 5,000 clients worldwide, ranging from global Fortune 500 clients to small and mid-sized businesses. We focus on offering solutions to organizations in the financial services, manufacturing, non-profit, healthcare, government organizations and retail services industries. Our clients include Dell, Inc., Salesforce.com, Inc. Duke University, Cornell University, the Centers for Disease Control, and Baker & McKenzie.

We currently offer two main product lines.  Our AsureSpace™ workplace management solutions enable organizations to manage their office environments and optimize real estate utilization.  Our AsureForce™ time and labor management solutions help organizations optimize labor and labor administration costs and activities.

Escalating labor, labor administration and real estate costs typically represent an organization’s three largest expenditures, yet many business leaders remain unaware of how their organizations use resources in these areas. Asure’s solutions enable business leaders to approach these areas as a strategic opportunity to drive efficiencies and collaboration and control costs by providing access to data that can help to facilitate better real estate and labor decisions guided by meaningful metrics.

Asure’s solutions also help businesses to prepare their workplace for the workforce of the future.  Employees are increasingly mobile, transient and connected to technology 24x7 via their own mobile devices.  The “employee backpack” – a cubicle, desktop PC and traditional phone land line – is not always necessary and in many companies is becoming obsolete.  As a result, the workplace is changing and evolving, with “hotel” (i.e., shared) cubicle spaces and more spaces for social connections and collaboration . Asure’s cloud-based solutions help control costs and optimize productivity in a highly mobile, geographically disparate and technically wired work environment.

We were incorporated in 1985 and our principal executive offices are located at 110 Wild Basin Road, Austin, Texas 78746.  Our telephone number is (512) 437-2700 and our website is www.asuresoftware.com.  Information on our website is not part of this Annual Report on Form 10-K.

Asure makes available free of charge, on or through its website, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials or furnish them to the Securities and Exchange Commission.

RECENT DEVELOPMENTS

In July 2012, we acquired the capital stock of Framingham, Massachusetts-based Meeting Maker – United States, Inc., doing business as PeopleCube™.  Using primarily a SasS delivery model, PeopleCube deployed a high-quality, flexible workplace solution enabling its customers to plan, schedule, measure and analyze space and resource utilization to attain new levels of effectiveness and efficiency.

On March 29, 2013, we amended our Senior Note Payable that provided for updated financial covenants in exchange for an increase in the floor interest rate from 10% to 11.5%.  See Note 5 in the accompanying financial statements for more information.

PRODUCTS AND SERVICES

Asure’s solutions work together to help organizations turn their three biggest expenses – labor and labor administration, real estate and technology – into a strategic asset.

The AsureSpace™ product line provides simple and affordable solutions to manage meeting room scheduling and to optimize real estate utilization. Specific components of the service include our Meeting Room Manager, Resource Scheduler, Workspace Manager, PeopleCounter and Workplace Business Intelligence, energy management and LCD displays.

Our Meeting Room Manager™ workspace solution automates the entire facility scheduling process, including room reservations, equipment requests, food orders, meeting invitations and meeting environment reports. As a result, customers can more effectively manage scheduling processes, increase utilization of corporate assets, improve workplace productivity and control real estate costs. Our solution includes a Microsoft Outlook add-on, which provides additional scheduling tools that Outlook does not provide. Customers can access our software from a browser, Microsoft Outlook, mobile devices or dedicated LCD panels provided by us. Asure is a Microsoft Gold Certified Partner, which we believe independently confirms the quality of our workspace management solution.

Our Resource Scheduler, Workspace Manager, PeopleCounter and Workplace Business Intelligence solutions provide intelligent on-demand workplace management solutions that help customers understand space utilization patterns, manage their facilities and optimize real estate, meeting services, travel and energy costs based on actual workspace usage.

AsureForce™ time and labor management solutions help simplify the HR process and improve employee productivity by optimizing labor administration activities utilizing cloud-based SaaS software platform solutions.  Our solutions address workforce scheduling, PTO management and leave requests and payroll interface management.  Our time collection devices include biometric identification, time clocks and mobile time collection applications for use on tablets, PCs and mobile phones. New to the Asure product family is Asure GeoPunch™, a mobile time and attendance application that includes facial recognition and GPS functionality to offer the flexibility, security and validation needed to keep pace with today’s mobile workforce.

Support and professional services are other key elements of Asure’s software and services business. As an extension of our perpetual software product offerings, Asure offers our customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to our software products – all without any additional cost to the customer.  At the customer’s request, we also provide installation of and training on our products, add-on software customization and other professional services.

PRODUCT DEVELOPMENT

We strive to quickly bring to market innovative, cloud-based solutions that work when, where and how workforces are operating today. Asure’s strategy is to deliver the right technology to its customer base in order to realize efficiencies in the workplace.

Our industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs and continual improvement in product performance characteristics.   Asure strives to be cost-effective and timely in enhancing our software applications, developing new innovative software solutions that address the increasingly sophisticated and varied needs of an evolving range of customers, and anticipating technological advances and evolving industry standards and practices.

Asure development teams – located in Traverse City, Michigan, Warwick, Rhode Island and Austin, Texas – are staffed with software developers, quality assurance engineers and support specialists who work closely with our customers and sales and marketing teams to build products and services based on market requirements and customer feedback.  We develop our new product and service roadmaps based on inputs from customers, competitive comparisons and relevant technology innovations.

Our research and development strategy is to continue to enhance the functionality of our software and hardware products through new releases and new feature developments.  Asure will also continue to evaluate opportunities for developing new software so that organizations may further streamline and automate the tasks associated with administering their businesses.  We seek to simultaneously allow organizations to improve their productivity while reducing the costs associated with those business tasks.

We also actively search for potential product, service or business acquisitions that we believe will complement our existing and planned product and service offerings.  We cannot assure that we will make future acquisitions or that we can successfully integrate acquired assets or businesses profitably into Asure.

Despite our efforts, we also cannot assure that we will complete our existing and future development efforts or that our new and enhanced software products will adequately meet the requirements of the marketplace and achieve market acceptance.  Additionally, Asure may experience difficulties that could delay or prevent the successful development or introduction of new or enhanced software products.  In the case of acquiring new or complementary software products or technologies, we may not be able to integrate the acquisitions into our current product lines.  Furthermore, despite extensive testing, errors may be found in new software products or releases after shipment, resulting in a diversion of development resources, increased service costs, loss of revenue and/or delay in market acceptance.

SALES AND DISTRIBUTION

Asure’s software products and services are sold through a direct and channel (partner) model, which enables us to sell our software solutions in an efficient, cost-effective manner. Prospective customers learn about Asure through a variety of ways, including advertising, web site searches, sales calls, public relations, direct marketing and social media.  When prospective customers show an interest in Asure, we connect them with a sales representative via our web site or phone to discuss their needs and the solutions they are interested in and make the sale.  We track our marketing and sales activities in Salesforce.com with immediate preview into activities, leads and pipeline opportunity. Asure account management teams also work with customers to promote and sell additional solutions as relevant for each customer. In addition to this direct, inside sales model, we supplement these efforts with our partner programs described below.  By working with our partners, we expand the reach of our direct sales force and gain access to key opportunities in major market segments worldwide.  Asure has two distinct levels of partners in our Partner Program: Reseller Partners and Referral Partners.

Reseller Partners. Reseller Partners are companies that represent us globally, as well as before the Federal government, and often offer complementary products to either the workspace management product line or the workforce product line.  Reseller Partners commit to a minimum level of business per year with us and receive a channel discount for that commitment.  Our Reseller Partners outside the United States include Novera in Australia which represents the workspace product line.  We also have several Reseller Partners that represent our software in the Federal government space.  Resellers of our workforce product line in the United States include Oasis Outsourcing, a large provider of human resource outsourcing solutions.

Referral Partners.  Referral Partners provide us with the name and particular information about a prospective customer and its needs as a sales lead.  If we accept the sales lead, we register it for the referring Referral Partner.  If we make a sale as a direct result of such a lead, we will pay the Referral Partner a sales lead referral fee.  Currently, we have a number of Referral Partners, including PolyVision Corp., Steelcase and e-Innovative Solutions for the workspace management product line and several smaller firms for our time and attendance product line.

COMPETITION

We believe that Asure’s line of workspace management software solutions (AsureSpace™) has a competitive advantage in the marketplace.  We compete both in the breadth of our comprehensive platform of workspace scheduling and utilization analytics as well as our resources available for product development, client services, and customer support.  The primary competitors to AsureSpace include Dean Evans & Associates, Inc., Emergingsoft Corporation, AgilQuest Corporation and Condeco Ltd. (UK).  In addition to the features and available services, the principal advantages of AsureSpace with respect to its competitors includes its cloud-services model, extensive product integration options and partner channel, scalable deployments, configurable interfaces, mobile access and price.

Asure’s workforce management line of time and attendance software (AsureForce®) has a competitive advantage in the marketplace in serving organizations seeking specific point-solutions as well as organizations desiring an integrated suite of solutions. By competing tactically with point-solutions and strategically with an integrated suite of solutions, Asure can serve the needs of a broad spectrum of companies.

While Asure has the advantages of our flexible, easy to use, SaaS-delivered software model, affordability and proven deployment methodology, we face several categories of competitive challenges:

•
Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with a field-based sales team who meet and consult with prospects have an advantage. Key U.S. vendors who approach the market in this manner include ADP, Kronos, PeopleSoft, Condeco and SteelCase. Asure does not have a field-based approach to sales but focuses instead on high-touch marketing campaigns and leveraging relationships with channel partners to build relationships with prospects.

•
National payroll processors with loss-leader products. Large brand and market share payroll processing vendors (such as ADP, Inc.) offer equivalent point solutions at little or no cost to prospects when in a competitive engagement because these loss leader products become inconsequential next to their core business offerings.

•
Single application vendors. Vendors that offer similar point-solutions such as room scheduling, office hoteling management, time and attendance, employee/manager self-service and paystub management can be perceived as better meeting an immediate and specific need.

Because the market for our products and services is subject to rapid technological change and there are relatively low barriers to entry in the workplace management software market, we routinely encounter new entrants or competition from vendors in some or all aspects of our two product lines. Competition from these potential market entrants may take many forms. Some of our competitors, both current and future, may have greater financial, technical and marketing resources than us and therefore may be able to respond quicker to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Asure is actively taking measures designed to address our competitive challenges.  However, we cannot assure that we will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.

MARKETING

Asure’s marketing strategy has relied on the development and implementation of a comprehensive integrated  plan rooted in our business objectives.  The marketing plan includes four primary objectives: 1) build brand awareness, 2) develop lead generation programs that drive revenue, 3) launch products in a meaningful way and 4) develop an infrastructure that supports and measures marketing activities. We deploy multi-faceted, multi-series direct marketing programs to drive awareness, interest and revenue. Marketing vehicles include our web site, organic and paid search, advertising, public relations, direct marketing, events, social media, content marketing and eMarketing.  Our marketing plan addresses growth and retention goals for all target audiences, from small and medium-sized businesses to Fortune 500 companies and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific.

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office.  Our other federal trademarks include AsureForce®, Face Time Clock®, Legiant Timecard® and ADI Time®, and we have pending applications for federal registration of the marks AsureSpace and GeoPunch. We also use the common law trademarks iEmployee™, Netsimplicty™, AsureSpace™, ADI™ and Legiant Express™.

EMPLOYEES

As of December 31, 2012, we had a total of 120 employees in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	23
Sales and marketing	38
Customer service and technical support	37
Finance, human resources and administration	22
Total	120

We continually evaluate and adjust the size and composition of our workforce. We also periodically retain contractors to support our sales and marketing, information technology and administrative functions.  None of our employees are represented by a collective bargaining agreement.  Asure has not experienced any work stoppages and we consider our relations with our employees to be good.  Additionally, we augment our workforce capacity in research and development and customer service and technical support by contracting for services through third parties.

Our future performance depends largely on our ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced technical, sales, marketing and managerial personnel.  Asure’s future development and growth depend on the efforts of key management personnel and technical employees. Asure uses incentives, including competitive compensation and stock options, to attract and retain well-qualified employees. However, we cannot assure that we will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of Asure’s key management or technical personnel could have a material and adverse effect on our business and operating results.

EXECUTIVE OFFICERS

The information regarding directors and corporate governance matters is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on June 10,  2013. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

The following table sets forth information regarding the Company’s current executive officers as of March 22, 2013:

Name	Age	Position
Patrick Goepel	51	Chief Executive Officer
Steven Rodriguez	46	Chief Operating Officer
Jennifer Crow	46	Chief Financial Officer
Mike Kinney	43	Vice President of Sales

Patrick Goepel was elected to the Company’s Board of Directors at its August 28, 2009 Annual Meeting of Shareholders.  He was subsequently appointed as Interim Chief Executive Officer on September 15, 2009 and became Chief Executive Officer of the Company as of January 1, 2010.  Prior to his appointment, he served as Chief Operating Officer of Patersons Global Payroll. Previously, he was the President and Chief Executive Officer of Fidelity  Investment's Human Resource Services Division from 2006 to 2008; President and Chief Executive Officer of Advantec from 2005 to 2006; and Executive Vice President of Business Development and US Operations at Ceridian from 1994 to 2005. A former board member of iEmployee, Mr. Goepel currently serves on the board of directors of Allover Media, APPD Investments, and Safeguardworld International.

Steven Rodriguez joined the Company as Chief Operating Officer in June 2011. From February through May 2011, the Company retained him as a consultant to evaluate and make recommendations related to the Company's sales and marketing strategies and processes. Prior to that, he served as the Principal for HCS, a consulting company he founded.  His past roles also include Executive Vice President and Officer at Perquest, a national workforce management company, from 2008 to 2009; Senior Vice President of Sales & Sales Operations from at Ceridian Corporation, a human resource services company, from 2001 to 2007; Regional Director for Epicor Software from 2000 to 2001; and Vice President of Sales at Automatic Data Processing (ADP), Inc., a provider of payroll and benefits administration solutions, from 1990 to 2000. Mr. Rodriguez holds a Bachelors of Business Administration from the University of Oklahoma.

Jennifer Crow joined the Company as Vice President and Chief Financial Officer in November 2012. Prior to joining the Company, she served six years as Director of Finance at Active Power, Inc, a designer and manufacturer of critical power back-up systems. Prior to Active Power, Ms. Crow spent three years as finance and accounting consultant providing litigation support and financial consulting services. From 1998 to 2003, she was Director of Financial Analysis at Broadwing Communications, a telecommunications infrastructure provider. Her background also includes other financial positions with BellSouth, Southwestern Bell, and Arthur Andersen & Co. Ms. Crow is a Certified Public Accountant and holds a Bachelor of Business Administration degree from Southwest Texas State University.

Mike Kinney joined the Company in May 2011 as the Vice President of Sales. Prior to joining the Company, he was a Regional Vice President for the HR Payroll Division of Ceridian Corporation from 2006 to 2010, where he lead multiple regions, focusing on rebuilding market presence and driving top-line revenue. From 2005 to 2006 he was Regional Vice President at KFORCE, a recruiting process outsource company. He was also Regional Vice President at Creative Financial Staffing from 2001 to 2005. Mr. Kinney holds a Bachelors of Arts in Political Science with a concentration in Economics at the University of Texas at Austin.

ITEM 1A.  RISK  FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 11,000 square feet of office space under one operating lease that expires in December 2015. We lease approximately 6,000 square feet in Framingham, Massachusetts and 5,000 square feet in Warwick, Rhode Island. We also lease office suites in Michigan and the United Kingdom.

Management believes that the leased properties described above are adequate to meet Asure’s current operational requirements and can accommodate further physical expansion of office space as needed

ITEM 3.  LEGAL  PROCEEDINGS

Asure is periodically the defendant or plaintiff in actions arising in the normal course of business.  No pending legal proceedings to which we are a party are material to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Capital Market System under the symbol “ASUR.”  The following table shows the high and low sale prices of our common stock for each full quarter as reported by NASDAQ for the periods indicated, as adjusted for the 3-for-2 stock split of our common stock completed on April 30, 2012:

	CALENDAR YEAR		CALENDAR YEAR
	2012		2011
	HIGH	LOW	HIGH	LOW
1st Quarter	$5.97	$4.17	$2.11	$1.62
2nd Quarter	$5.17	$4.01	$2.13	$1.50
3rd Quarter	$8.00	$4.11	$2.60	$1.51
4th Quarter	$7.47	$4.79	$4.71	$1.99

DIVIDENDS

We have not paid cash dividends on our common stock during fiscal years 2012 and 2011.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends.

HOLDERS

As of March 26, 2013, we had approximately 957 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2012 with respect to shares of our common stock that we may issue under our existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (ExcludingSecurities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	679	$3.16	221
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	$-0-	-0-
Total	679	$3.16	221-

(1)	Consists of the 1996 Stock Option Plan and the 2009 Equity Plan.
(2)	Our stockholders have previously approved each of our existing equity compensation plans.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In April 2012, we effected a 3-for-2 stock split.  Share and per share information in our financial statements and the following discussion reflect the impact of the stock split.

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

Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe reasonable as of the filing date of this Report, they inherently are subject to certain risks and uncertainties.  Additionally, Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Income (Loss) Operations:

	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2012	2011
Revenues	100.0%	100.0%
Gross Margin	77.1	79.1
SG&A	59.1	56.7
R&D	11.9	15.3
Amortization of Intangible Assets	8.6	6.2
Total Operating Expenses	79.7	78.2
Interest, Mark to Market & Original Issue Discount	(9.9)	(6.8)
Other Income (Loss), Net	(2.7)	-
Net Loss	(15.2)%	(5.9)%

Overview

Asure is a leading global provider of web-based workforce management solutions that enable organizations to manage their office environment as well as their human resource and payroll processes effectively and efficiently.  Our software is delivered primarily as software-as-a-service, or SaaS, and on premise.  Asure markets a suite of hardware products that enable time and facility management and are fully integrated with our software offerings.  We also offer a wide range of professional services for implementation and customer customization. Our revenues consist of software subscription revenue, hardware revenue, maintenance revenue, onetime software license revenue and professional services revenue.

Through acquisitions in 2011 of ADI Software, LLC (“ADI”) and the WG Ross Corp., doing business as Legiant (“Legiant”), we expanded our cloud computing time and attendance software and management services business.  Additionally in 2012, Asure acquired Meeting Maker – United States, Inc., doing business as PeopleCube (“PeopleCube”).  The PeopleCube product line includes software that helps customers drive integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use.

Our product offerings consist of AsureSpace™ workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® time and labor management solutions which help organization optimize labor and labor administration costs and activities. We target our sales and marketing efforts to wide range of audiences, from small and medium-sized businesses to Fortune 500 companies and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific. We generate sales of our solutions through our direct sales teams and indirectly through our channel partners.  We are expanding our investment in our direct sales teams to continue to address our market opportunity.

Asure plans to continue to target small and medium businesses and divisions of enterprises.  In addition to continuing to develop its workforce management solutions and release new software updates and enhancements, we are continuing to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.   As the overall workforce management solutions market continues to experience significant growth in related to SaaS products, Asure intends to continue to focus on sales of our Meeting Room Manager, PeopleCube, and ADI SaaS-based products.

In April 2012, we effected a 3-for-2  stock split.  We made cash payments based upon the closing price of our shares on the record date in lieu of the issuance of fractional shares. Share and per share information in this report, including in our financial statements, reflect the impact of the stock split.

On March 29, 2013, we amended our Senior Note Payable that provided for updated financial covenants in exchange for an increase in the floor interest rate from 10% to 11.5%.  See Note 5 in the accompanying financial statements for more information.

Under the continued guidance and direction of our directors and Chief Executive Officer, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully grow its revenues or achieve profitability and positive cash flows during calendar year 2013.

Revenues

Our revenues in 2012 were $20.0 million, as compared to $10.9 million for 2011. Revenues represent our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Revenues increased by $9.0 million, or 82%, in 2012 as compared to 2011.  This revenue increase is due primarily to our ADI and Legiant acquisitions in the fourth quarter of 2011 and our PeopleCube acquisition in July 2012.  We attribute $5.3 million of the revenue increase to the full year of ADI and Legiant revenues, consisting of $2.0 million increase in software subscription revenue, $1.4 million in hardware revenue, $1.3 million in maintenance revenue, $443,000 in onetime software license revenue and $222,000 in professional services revenue. We attribute $3.8 million of the revenue increase to six months of revenues from PeopleCube, consisting primarily of $1.6 million in software subscription revenue, $1.2 million in maintenance revenue, $637,000 in professional services revenue, $180,000 in onetime software license revenue and $138,000 in hardware revenue.  iEmployee and Meeting Room Manager software solutions revenues remained level at $9.6 million for 2012 and 2011.

Meeting Room Manager revenues were $5.2 million in 2012. This compares to revenues of $4.9 million in 2011. iEmployee revenues were $4.4 million in 2012, as compared to $4.7 million in 2011.  Meeting Room Manager  revenues increased $296,000 overall from 2011 and iEmployee revenues decreased $333,000 from 2011, primarily driven by an increase in our “cloud-based” software subscriptions and a decrease in our software licenses, as we focused more on Asure’s cloud-based software solutions.

We deliver our software to customers under the SaaS model on a subscription basis.  In recent times, this type of software subscription has become known as “cloud-based” software subscriptions in addition to being referred to as a SaaS model. When purchasing any of Asure’s cloud-based software solutions, customers do not need to install or maintain the software on their own servers. Additionally, purchasing an annual subscription may not require as stringent approval requirements as purchasing a perpetual license. Thus, we believe that purchasing our products on a subscription basis is becoming more appealing to customers as they try to meet operational goals while reducing capital expenditures.   Our Meeting Room Manager cloud-based software subscription revenue for 2012 increased $578,000, or 47%, over 2011 revenues, while our Meeting Room Manager software license revenues decreased $518,000, or 55%,  as compared to 2011. iEmployee software subscription revenue decreased by $223,000, or 5%.   This was due to turning focus away from the iEmployee software subscription product and focusing on the ADI software subscription solutions. We attribute our Meeting Room Manager software subscription increases to a combination of new sales and the accretive nature of recurring subscription revenue.

During 2012, software license revenues increased $105,000 as compared 2011. The full year of revenues for ADI and Legiant contributed to $443,000 of this increase. PeopleCube comprised $180,000 of the increase. Meeting Room Manager software license revenues decreased $518,000, or 55%, as compared to 2011.The Company continues to focus efforts on the repetitive nature of its Meeting Room Manager On Demand software subscription product as an alternative to the one time nature of its perpetual, in-house software solution. Meeting Room Manager software license revenues contributed $420,000 to software license revenue in 2012, PeopleCube contributed $180,000 and ADI and Legiant contributed $422,000 and $189,000, respectively. We continue to focus our efforts on obtaining software subscription revenue from our direct customers, as opposed to onetime software license revenue.

During 2012, hardware revenues increased $1.5 million over 2011.  We attribute this increase principally to the $1.4 million increase of full year ADI and Legiant hardware revenues, along with $138,000 in PeopleCube hardware revenues for 2012. For iEmployee and Meeting Room Manager, our hardware revenue remained steady at approximately $200,000 in 2012.

During 2012, maintenance revenue increased by $2.4 million.  ADI and Legiant contributed $1.3 million to this increase. Peoplecube had $1.2 million of maintenance revenue in 2012, offset by a slight decrease in iEmployee and Meeting Room Manager maintenance revenue of $90,000 as compared to 2011. Contributing to this overall increase was new onetime license sales, and aggressive focus on both retaining and winning back maintenance customers, as well as the continued enforcement of our auto-renew provision (absent sufficient notice) to our annual maintenance contracts.

Professional services revenue increased $1.1 million in 2012 over 2011. ADI and Legiant contributed $222,000 to this increase. PeopleCube had $637,000 of professional services revenue in 2012. iEmployee and Meeting Room Manager professional services revenue increased $258,000 in 2012 as compared to 2011, reflecting price increases which were initiated in early 2012.

Although our sales are concentrated in certain industries, including corporate, education, healthcare, governmental, legal and non-profit, our total customer base is widely spread across industries.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States and Canada.  Additionally, Asure has a distribution partner in Australia.   For 2012, Asure continued to target small and medium businesses and divisions of enterprises in these same industries. As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Asure will continue to focus on sales of its Meeting Room Manager On Demand, PeopleCube and ADI SaaS products.

In addition to continuing to develop our workforce management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave Asure a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use.

Gross Margin

Consolidated gross margin was $15.4 million in 2012 and $8.7 million in 2011, an increase of $6.7 million, or 77%.  Consolidated gross margin percentages were 77.1% for 2012 and 79.1% for 2011.

Our cost of sales relates primarily to compensation and related consulting expenses, hardware expenses and the amortization of our purchased software development costs.  These expenses represented approximately 76% and 79% of the total cost of sales for 2012 and 2011, respectively.  These expenses increased approximately $1.6 million in 2012 over 2011 levels, or 91%, due primarily to our 2011 and 2012 acquisitions. Salary expense increased $622,000, primarily due to a full year of ADI and Legiant salaries of $475,000 and PeopleCube salaries of $239,000 offset by a reduction in iEmployee and Meeting Room Manager salaries of $91,000 as compared to 2011. We include intangible amortization related to developed and acquired technology within cost of sales.

During 2013, we expect to continue proactively managing our cost of sales by maximizing efficiencies throughout our company.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $11.8 million in 2012 and $6.2 million in 2011, an increase of $5.6 million, or 90%.  SG&A expenses were 59.1% and 56.7% of total revenues for 2012 and 2011, respectively.

The $5.6 million increase is primarily due to approximately $3.4 million of PeopleCube expenses, which business we acquired in the third quarter of 2012, as well as a full year of ADI and Legiant expenses, or approximately $1.6 million, which business we acquired in the fourth quarter of 2011. The remaining increase is comprised of higher legal fees of approximately $260,000, increased audit fees of approximately $153,000 and increased professional consulting fees of approximately $237,000 that we attribute to expenses of our April 2012 stock split, fees related to our new debt agreement and fees related to the PeopleCube acquisition.

We will incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development

Research and development (“R&D”) expenses were $2.4 million in 2012 and $1.7 million in 2011, an increase of $700,000 or 41.2%.  R&D expenses were 11.9% and 15.3% of revenues in 2012 and 2011, respectively.

The $700,000 increase is primarily due to a full year of ADI and Legiant R&D expenses of $755,000 and PeopleCube R&D expenses of approximately $148,000 in 2012, offset by a decrease of $205,000 in salaries and rent expenses due to closure of our India and Canada operations in 2012.

We continue to improve its products and technologies through organic improvements and through acquired intellectual property.  The workforce product line continued to innovate by adding mobile solutions, world class SaaS hosting infrastructure and a proprietary time clock product set.  The proprietary time clock product set includes multiple models which incorporate keypad and touch screen user interfaces, as well as proximity card, bar code card, and biometric data input.  The workforce software product lines continued to evolve through quarterly feature releases and monthly maintenance releases.  These product releases continued to serve client requests, and maintain in management’s view a technological edge with competition.

Additionally, we continue to develop Meeting Room Manager and released in June 2012 a new version that enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others, and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook

Our development efforts for future releases and enhancements are driven by feedback received from its existing and potential customers and by gauging market trends. We believe it has the appropriate development team to design and further improve its workforce management solutions.

Amortization of Intangible Assets

Amortization expenses were $1.7 million, or 8.6% of revenues, in 2012 as compared to $680,000, or 6.2% of revenues, in 2011.  Amortization expenses relate to the acquisitions of ADI and Legiant in the fourth quarter of 2011 and the acquisition of PeopleCube in the third quarter of 2012 (see Note 6, in the accompanying financial statements).

Other Income and Loss

Other Loss was $2.2 million for the year ended 2012 as compared to $668,000 in the year ended 2011.  Other Loss in 2012 is primarily comprised of interest expense and amortization of original issue discount from acquisition-related debt.

Income Taxes

At December 31, 2012, we had federal net operating loss carryforwards of approximately $118.1 million, R&D credit carryforwards of approximately $4.8 million and alternative minimum tax credit carryforwards of approximately $161,000. The net operating loss and R&D credit carryforwards will expire in varying amounts from 2013 through 2033, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

Income tax expense increased to $285,000 in 2012, compared to an expense of $72,000 in 2011. These figures represent an effective tax rate of (10.4%) and (12.0%) in 2012 and 2011, respectively. The 2012 income tax expense, and the increase from 2011, is primarily due to deferred taxes on the amortization of goodwill for tax purposes and the results of foreign operations.

As a result of our various acquisitions in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill. During 2012, we decreased the valuation allowance by approximately $3.3 million due primarily to operations, including expiration of tax carryforwards. The valuation allowance also increased by approximately $2.3 million in 2012 due to the acquisition of PeopleCube. Approximately $8.3 million of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

We consider the undistributed earnings of our foreign subsidiaries permanently reinvested and, accordingly, we have not provided for U.S. federal or state income taxes thereon.

Net Loss

Net loss was $3.0 million and $649,000 in 2012 and 2011, respectively.  The increase in net loss was $2.4 million or 367.2%.  Net loss as a percentage of total revenues was 15.2% and 5.9% in 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	For the year ended December 31,
	2012	2011
	(in thousands)

Working capital (deficit)	$(9,689)	$(4,315)
Cash, cash equivalents and short-term investments	2,177	1,067
Cash provided by operating activities	2,809	3,353
Cash used in investing activities	(10,978)	(10,496)
Cash provided by financing activities	9,252	7,231

We had a working capital deficit of $9.7 million at December 31, 2012, an increase in our deficit of $5.4 million from the $4.3 million deficit at December 31, 2011.  The working capital deficit at December 31, 2012 includes $9.7 million of deferred revenue.  Deferred revenue is an obligation to perform future services.  It should be converted to  future revenue, but does not represent  future payments. We attribute the decrease in our working capital to $500,000 of payments on our line of credit and a $3.1 million increase in current notes payable, together with an increase in accounts payable of $1.6 million and an increase in deferred revenue of $4.9 million in 2012 compared to 2011, primarily due to our PeopleCube acquisition in July 2012.

Cash provided by operating activities was $2.8 million in 2012 and $3.4 million in 2011. The $2.8 million of cash provided by operating activities during the year ended December 31, 2012 was primarily driven by growth in deferred revenue of $940,000 and non-cash depreciation and amortization of $2.3 million.   The $3.4 million of cash provided by operating activities during the year ended December 31, 2011 was primarily driven by growth in deferred revenue of $1.5 million, non-cash depreciation and amortization of $1.0 million and an increase in accounts payable of $0.4 million.

Cash used in investing activities during 2012 was $11.0 million.  Components of this $11.0 million include the acquisition of PeopleCube for $9.8 million and purchases of $1.3 million of intangibles and property and equipment, offset by the collection of notes receivable of $77,000.  Cash used in investing activities during 2011 was $10.4 million.  In 2011 we used $10.4 million to acquire the ADI and Legiant businesses and invested $121,000 in purchases of property and equipment. Although we believe our current operations are not capital intensive, we anticipate approximately $400,000 to $700,000 of 2013 capital expenditures to upgrade our cloud infrastructure and position it for future growth.

Cash provided by financing activities during 2012 was $9.3 million.  We incurred $14.5 million of debt principally to fund the PeopleCube acquisition, offset by note payments of $3.9 million and $500,000 on our line of credit.  Cash provided by financing activities during 2011 was $7.2 million.  We incurred $7.3 million of debt principally to fund the acquisitions of ADI and Legiant.

As of December 31, 2012, Asure’s principal source of liquidity consisted of approximately $2.2 million of current cash and cash equivalents as well as future cash generated from operations.  We believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We continue to reduce expenses and may utilize some of our cash balances in the short-term to reduce our long-term costs. We currently project that we can generate positive cash flows from our operating activities in 2013.

Our management team is focused on growing our existing software operations and is also seeking additional strategic acquisitions for the near future, although we have no current agreements to acquire any technology or business.  At present, we plan to fund any future acquisition with equity, existing cash, cash generated from future operations and/or cash or debt raised from outside sources.

We have determined that we have not been in compliance with certain of our financial covenants, including minimum EBITDA, under our loan agreement with Deerpath Funding, LP as of December 31, 2012.  Deerpath did not declare the loan in default while we were not in compliance.  On March 29, 2013, but effective as of December 31, 2012, we amended our loan agreement with Deerpath Funding, LP.  Under the amended agreement, Deerpath increased by $5,000,000 (to $10,000,000 in the aggregate) its conditional commitment to provide us additional single advance senior secured terms loans from time to time for refinancing certain other indebtedness, funding permitted acquisitions or other growth initiatives and paying fees and expenses of the term loans and permitted acquisitions.  In addition, Deerpath eliminated the requirement for us to maintain certain minimum EBITDA levels during the loan term and modified other financial covenants as discussed below.

In exchange, we agreed to an increase in the term loan interest rate from a floating annual rate of LIBOR plus 8% to LIBOR plus 9.5% and an increase in the floor interest rate from 10% to 11.5%.  In addition to continuing our monthly interest payments and quarterly principal payments, we further agreed to make a separate $2,000,000 principal payment by October 31, 2013.  However, if we do not make the $2,000,000 principal payment by May 31, 2013, the interest rate on that portion of the entire term loan will increase by 3% until paid. In addition, we agreed to pay a $240,000 loan amendment fee.

We also agreed to revised financial covenants.  Beginning with the quarter ending March 31, 2013, we agreed to a total debt to EBITDA ratio of not greater than 4.50 to 1.00 (formerly 3.25 to 1.00 beginning with that period), with the levels stepping down thereafter to 2.75 to 1.00 for the quarter ending March 31, 2014 and thereafter (formerly 2.25 to 1.00 for those periods).  Beginning with the quarter ended December 31, 2012, we agreed to a senior debt to EBITDA ratio of not greater than 2.66 to 1.00 (formerly 2.50 to 1.00 beginning with that period) with the levels stepping down thereafter to 1.75 to 1.00 for the quarter ending December 31, 2014 and thereafter (formerly 1.00 to 1.00 for those periods).  Other financial covenants remain unchanged. We are in compliance with the amended covenant requirements as of December 31, 2012 and expect to be incompliance over the subsequent twelve month period.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions.  Future business demands may lead to cash utilization at levels greater than recently experienced.  We may need to raise additional capital in the future, including making the required $2,000,000 principal payment to Deerpath Funding, LP.  However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all.

CRITICAL ACCOUNTING POLICIES

We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles and including the accounts of Asure’s wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, lease impairment, useful lives of fixed assets, the determination of the fair value of our long-lived assets and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation.

We believe the following are our critical accounting policies:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.   We recognize software revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Revenue Recognition.  Our revenues consist of software license, software subscription and service fees.  We earn revenue from the software element through the licensing or right to use our software and from the sale of specific software products.  We earn service fee income through the sale of maintenance and technical support, training and installation. We recognize revenue from the sale of hardware devices upon shipment of the hardware.  Asure also sells multiple elements within a single sale.

 Since we currently offer software both as a perpetual license and as software as a service, revenue recognition varies based on which of these forms of software the customer purchases.

When we sell software licenses in a multiple element arrangement and we have vendor-specific objective evidence (“VSOE”) of fair value for the undelivered element, we recognize sales revenue on the date we ship the product, using the residual method, deferring the unearned portion of revenue due to the applicable undelivered elements. We base VSOE of fair value for our maintenance, training and installation services on the prices charged for these services when sold separately. Generally, we restrict the undelivered elements for our multiple element arrangements with a customer to post-contract support, training and installation services. We apply the VSOE of fair value for the undelivered elements to allocate the amount of revenue to them. We recognize deferred revenue due to undelivered elements ratably on a straight-line basis over the service period (typically one year) or when we complete the service. When we cannot determine VSOE of fair value for the undelivered element of a multiple element arrangement, we generally recognize sales revenue on the entire arrangement ratably on a straight-line basis over the service period of the undelivered element.  We believe that our training and installation services are not essential to the functionality of our products, as third parties or customers themselves can provide these services.

We also sell software subscriptions and may at times sell related setup, implementation and professional services in the same arrangement.  Setup and implementation services typically occur at start of the software subscription period, while certain professional services may not occur until several months later depending on the nature of the services and the customer requirements.  We allocate the value of the arrangement to each separate unit of accounting based on VSOE of selling price, when it exists, third-party evidence of selling prices for like services or an estimated selling price. We recognize software subscription service revenues pro-rata over the life of the software subscription contract, while we recognize the related setup, implementation or professional services revenues upon service completion.

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until these return, refund or cancellation rights have expired or acceptance has occurred.  Our arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue.  We recognize deferred revenues when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

Intangible Assets and Goodwill

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the continuation of customer relationships and renewal of customer contracts and approximating the useful lives of the intangible assets acquired. U.S. generally accepted accounting principles (“GAAP”) require that we not amortize intangible assets other than goodwill with an indefinite life until we determine their life as finite.  We must amortize all other intangible assets over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years.

Impairment of Intangible Assets and Long-Lived Assets

In accordance with FASB ASC 350, we review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover their net book value.  When such factors and circumstances exist, including those noted above, we compare the assets’ carrying amounts against the estimated undiscounted cash flows we expect to generate with those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, we estimate the fair values of those assets by discounting the projected cash flows.  We record any excess of the carrying amounts over the fair values as impairments in that fiscal period.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. See Notes 4 and 6 in the accompanying financial statements for additional information regarding goodwill.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 (Topic 220): Fair Value Measurement. The new guidance creates a uniform framework for applying fair value measurement principles. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and companies apply all amendments prospectively with any changes in measurements recognized in income in the period of adoption. The adoption of these standards did not materially affect our financial position or results of operations.

In September 2011, the FASB issued ASU 2011-05 (Topic 820): Comprehensive Income. The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. Companies must present all changes in OCI either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that companies must report in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not materially impact our consolidated financial position, results of operations or cash flows and only impacts the presentation of OCI in the consolidated financial statements. We adopted these standards in the first quarter of fiscal 2012.

In September 2011, the FASB issued ASU No. 2011-08 amending accounting related to goodwill impairment testing.  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We have not applied the optional requirements of ASU 2011-08 in our goodwill impairment testing.

In July 2012, the FASB issued ASU 2012-02 amending accounting standards related to impairment testing for indefinite-lived intangible assets other than goodwill.  ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We have not applied the optional requirements of ASU 2012-02 in our indefinite-lived intangible assets impairment testing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Items 15(a)(1) and (2) of Part III of this Report ( Exhibits, Financial Statement Schedules ).

ITEM 9.  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment which excluded our current year acquisition of PeopleCube, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s reporting in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of shareholders.

ITEM 11.  EXECUTIVE  COMPENSATION

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of shareholders.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2012 and December 31, 2011

Consolidated Statements of Changes in Stockholders’ Equity for the twelve months ended December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012 and December 31, 2011

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

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Asure Software, Inc.

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asure Software, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
April 1, 2013

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December, 31
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,177	$1,067
Restricted cash	250	-
Accounts receivable, net of allowance for doubtful accounts of $182 and $19 at December 31, 2012 and 2011, respectively	3,040	1,483
Inventory	266	116
Notes receivable	19	96
Prepaid expenses and other current assets	1,497	338
Total current assets	7,249	3,100
Property and equipment, net	1,154	414
Goodwill	15,525	6,264
Intangible assets, net	12,179	6,307
Other assets	41	-
Total assets	$36,148	$16,085
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$-	$500
Current portion of notes payable	3,450	349
Accounts payable	2,713	1,097
Accrued compensation and benefits	78	141
Other accrued liabilities	1,013	536
Deferred revenue	9,684	4,792
Total current liabilities	16,938	7,415
Long-term liabilities:
Deferred revenue	199	169
Notes payable- related party	800	1,600
Notes payable	15,887	3,970
Derivative liability	-	835
Other liabilities	164	32
Total long-term liabilities	17,050	6,606
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 5,644 and 5,014 shares issued, 5,260 and 4,630 shares outstanding at December 31, 2012 and 2011, respectively	56	50
Treasury stock at cost, 384 shares at December 31, 2012 and 2011	(5,017)	(5,017)
Additional paid-in capital	274,445	271,349
Accumulated deficit	(267,222)	(264,190)
Accumulated other comprehensive loss	(102)	(128)
Total stockholders’ equity	2,160	2,064
	$36,148	$16,085

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

	Twelve Months December 31, 2012	Twelve Months December 31, 2011
Revenues	$19,965	$10,941
Cost of sales	4,573	2,289
Gross Margin	15,392	8,652

Operating Expenses
Selling, general and administrative	11,803	6,203
Research and development	2,376	1,678
Amortization of intangible assets	1,726	680
Total Operating Expenses	15,905	8,561

Income (Loss) From Operations	(513)	91

Other Income (Loss)
Interest income	3	10
Loss on disposal of assets	(28)	-
Loss on debt conversion	(198)	-
Foreign currency translation (loss) gain	(27)	74
Interest expense and other	(1,169)	(148)
Interest expense – amortization of OID and derivative mark-to-market	(815)	(604)
Total other income (loss)	(2,234)	(668)

Loss From Operations before Income Taxes	(2,747)	(577)
Provision for income taxes	(285)	(72)
Net Loss	$(3,032)	$(649)
Comprehensive Loss:
Foreign currency (loss) gain	26	(98)
Comprehensive loss	$(3,006)	$(747)

Basic and Diluted Net Loss Per Share
Basic	$(0.60)	$(0.14)
Diluted	$(0.60)	$(0.14)
Weighted Average Basic and Diluted Shares
Basic	5,048,000	4,628,000
Diluted	5,048,000	4,628,000

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

						Other
	Common	Common		Additional		Comprehensive	Total
	Stock	Stock	Treasury	Paid-in	Accumulated	Income	Stockholders’
	Outstanding	Amount	Stock	Capital	Deficit	(Loss)	Equity
BALANCE AT DECEMBER 31, 2010	4,627	$50	$(5,017)	$271,262	$(263,541)	$(30)	$2,724
Share based compensation				81			81
Net loss					(649)		(649)
Stock issued upon option exercise	3			6			6
Other comprehensive income						(98)	(98)
BALANCE AT DECEMBER 31, 2011	4,630	$50	$(5,017)	$271,349	$(264,190)	$(128)	$2,064
Share based compensation				88			88
Stock issued upon option exercise	30			20			20
Issuance of stock upon debt conversion	345	3		2,244			2,247
Issuance of stock upon acquisition	255	3		744			747
Net loss					(3,032)		(3,032)
Other comprehensive income						26	26
BALANCE AT DECEMBER 31, 2012	5,260	$56	$(5,017)	$274,445	$(267,222)	$(102)	$2,160

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Twelve Months December 31, 2012	Twelve Months December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,032)	$(649)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,295	1,050
Provision for doubtful accounts	179	10
Share-based compensation	88	81
Amortization of original issue discount (OID)	350	46
Loss on sale of assets	28	-
Derivative mark-to market	465	561
Loss on debt conversion	198	-
Changes in operating assets and liabilities:
Restricted cash	(250)	-
Accounts receivable	1,095	192
Inventory	(150)	(5)
Prepaid expenses and other current assets	(229)	(70)
Accounts payable	692	377
Accrued expenses and other long-term obligations	140	257
Deferred revenue	940	1,503
Net cash provided by operating activities	2,809	3,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment	(904)	(121)
Purchases of intangible assets	(351)	-
Collection of note receivable	77	26
Acquisitions net of cash acquired	(9,800)	(10,401)
Net cash used in investing activities	(10,978)	(10,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated convertible notes payable on amendment and conversion	(222)	-
Payments on capital leases	(33)	(58)
Net proceeds from exercise of stock options	20	6
Proceeds from draw on line of credit	-	500
Payments on line of credit	(500)	6,783
Proceeds from notes payable	14,500	-
Payments on notes payable	(3,833)	-
Debt financing fees	(680)	-
Net cash provided by financing activities	9,252	7,231

Effect of translation exchange rates	27	(91)

Net increase (decrease) in cash and equivalents	1,110	(3)
Cash and equivalents at beginning of period	1,067	1,070
Cash and equivalents at end of period	$2,177	$1,067

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$797	$5

Non-cash Investing and Financing Activities:
Conversion of subordinated convertible notes payable to equity	$2,247	$-
Issuance of common stock upon acquisition	747	-

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 1 - THE COMPANY

Asure Software, Inc., a Delaware corporation incorporated in 1985, provides web-based workforce management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Warwick, Rhode Island; Framingham, Massachusetts; Traverse City, Michigan and Staines, United Kingdom.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Asure has prepared its consolidated financial statements in accordance with U.S. generally accepted accounting principles and has included the accounts of its wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. Asure has made certain reclassifications to the prior year’s financial statements to conform to the current year presentation. As discussed in Note 8- Stockholders’ Equity, Asure has adjusted all prior periods have to reflect its 3-for-2 stock split as if it had occurred at the earliest date presented in these financial statements.

SEGMENTS

The chief operating decision maker is Asure’s Chief Executive Officer who reviews financial information presented on a company-wide basis.  Accordingly, in accordance with Financial Accounting Standards Board (“FASB”)  Accounting Standards Codification (“ASC”) 280, Asure determined that it has a single reporting segment and operating unit structure.

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. Asure bases its estimates on historical experience and on various other assumptions its management believes reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Asure makes appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

CONTINGENCIES

Asure was the defendant or plaintiff in various actions that arose in the normal course of business. As of December 31, 2012, we believe none of the pending legal proceedings to which we are a party are material to us.

LIQUIDITY

As of December 31, 2012, Asure’s principal source of liquidity consisted of $2,177 of current cash and cash equivalents as well as future cash generated from operations. Cash and cash equivalents were $1,067 at December 31, 2011.   On March 29, 2013, we amended our Senior Note Payable that provided for updated financial covenants in exchange for an increase in the interest rate from 10% to 11.5%.  See Note 5 for more information.  We believe that we have and/or will generate sufficient cash for its short and long term needs, including meeting the requirements of the amended Senior Note Payable. We are continuing to reduce expenses and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, Asure’s management expects that we can generate positive cash flows from operating activities in the next twelve months as well.

Management is focused on growing its existing software operations and exploring additional strategic acquisitions in the near future, although it has no agreements to do so at this time.  In the short-term, Asure plans to fund any acquisitions with equity, available cash, future cash from operations, or cash or debt raised from outside sources.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions.  Future business demands may lead to cash utilization at levels greater than recently experienced.  We may need to raise additional capital in the future, including making the required $2,000 principal payment to Deerpath Funding, LP.  However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next 12 months and to maintain compliance with its revised debt.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

RESTRICTED CASH

Restricted cash represents a certificate of deposit held in a cash collateral account as required by JPMorgan Chase Bank N.A. (“Bank”), to secure our obligations under our credit card line with the Bank.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis, and non-financial assets and liabilities such as goodwill, intangible assets and property and equipment that are measured at fair value on a non-recurring basis.

DERIVATIVE

Our convertible notes payable contained an embedded derivative instrument related to the conversion feature that we accounted for separately.  We re-measured the fair values of these instruments for each reporting period and recorded a gain or loss for the change in fair value. The eliminated embedded derivative was settled during 2012. See Note 5 for further details.

CONCENTRATION OF CREDIT RISK

We grant credit to customers in the ordinary course of business. We limit concentrations of credit risk related to our trade accounts receivable due to our large number of customers, including third-party resellers, and their dispersion across several industries and geographic areas. As noted above, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. We require advanced payments or secured transactions when deemed necessary.

Asure reviews potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term, which is usually net thirty days.  If we receive reasonable assurance of payment and know of no barriers to legally enforce the payment obligation, we may extend credit to customers. We place accounts on account “Credit Hold” if a placed order exceeds the credit limit or sooner if circumstances warrant.  We follow our credit policy consistently and routinely monitor our delinquent accounts for indications of uncollectability.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Asure maintains an allowance for doubtful accounts at an amount we estimate sufficient to provide adequate protection against losses resulting from extending credit to our customers.  We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Asure’s bad debts have not been material and have been within management expectations. The allowance for doubtful accounts as of December 31, 2011 does not include $61 in Provision for Doubtful accounts from our acquisitions in the fourth quarter of 2011.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2010	$46
Provision for doubtful accounts receivable	10
Write-off of uncollectible accounts receivable	(37)
Balance at December 31, 2011	$19
Provision for doubtful accounts receivable	179
Write-off of uncollectible accounts receivable	(16)
Balance at December 31, 2012	$182

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market. Inventory includes purchased LCD panels and a full range of biometric and card recognition clocks that we sell as part of our workforce management solutions as well as our human resource and payroll processes to complement our NetSimplicity and time and labor management software products respectively. We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

PROPERTY AND EQUIPMENT

We record property and equipment, including software, furniture and equipment, at cost less accumulated depreciation. We record internal support equipment, such as video teleconferencing equipment used internally for purposes such as sales and marketing demonstrations, Company meetings, testing, troubleshooting customer problems and engineering, at manufactured cost if we constructed the asset, or at cost, if purchased. We record depreciation using the straight-line method over the estimated economic useful lives of the assets, which range from two to five years.  Property and equipment also includes leasehold improvements and capital leases, which we record at cost less accumulated amortization.  We record amortization of leasehold improvements and capital leases using the straight-line method over the shorter of the lease term or over the life of the respective assets, as applicable. We recognize gains or losses related to retirements or disposition of fixed assets in the period incurred. We expense repair and maintenance costs as incurred. We periodically review the estimated economic useful lives of our property and equipment and make adjustments, if necessary, according to the latest information available.

BUSINESS COMBINATIONS

Asure has accounted for our acquisitions using the acquisition method of accounting based on ASC 805—Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date we obtain control. We have determined the fair value of assets acquired and liabilities assumed based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. While we have used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, we record any subsequent adjustments to our consolidated statements of comprehensive income (loss).

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. See Notes 4 and 6 for additional information regarding goodwill. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from one to ten years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented. See Note 6 – Goodwill and Other Intangible Assets for additional information regarding intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 350, Asure reviews and evaluates our long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover their net book value.  When such factors and circumstances exist, including those noted above, we compare the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, we estimate the fair values of those assets by discounting the projected cash flows.  We record any excess of the carrying amounts over the fair values as impairments in that fiscal period.  We have identified no impairment of long-lived assets during any of the periods presented.

ORIGINAL ISSUE DISCOUNTS

We recognize original issue discounts, when incurred on the issuance of debt, as a reduction of the current loan obligations that we amortize to interest expense over the life of the related indebtedness using the effective interest rate method. We record the amortization as interest expense – amortization of OID and derivative mark-to-market in the Consolidated Statements of Comprehensive Income (Loss). At the time of any repurchases or retirements of related debt, we will write off the remaining amount of net original issue discounts and include them in the calculation of gain/(loss) on retirement in the consolidated statements of comprehensive income (loss).

REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.   We recognize software revenue in accordance with FASB ASC 985-605, Revenue Recognition.  Our revenues consist of software license, software subscription and service fees.  We earn revenue from the software element through the licensing or right to use our software and from the sale of specific software products.  We earn service fee income through the sale of maintenance and technical support, training and installation. We recognize revenue from the sale of hardware devices upon shipment of the hardware.  Asure also sells multiple elements within a single sale.

Since we currently offer software both as a perpetual license and as software as a service, revenue recognition varies based on which of these forms of software the customer purchases.

When we sell software licenses in a multiple element arrangement and vendor-specific objective evidence (“VSOE”) of fair value is available for the undelivered element, we generally recognize sales revenue on the date we ship the product, using the residual method, and record a portion of revenue as deferred (unearned) due to the applicable undelivered elements. We base VSOE of fair value for our maintenance, training and installation services on the prices charged for the maintenance and services when sold separately. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support, training and install. We base the amount of revenue allocated to these undelivered elements on the VSOE of fair value for those undelivered elements. We recognize deferred revenue due to undelivered elements ratably on a straight-line basis over the service period (typically one year) or when we complete the service. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, we recognize sales revenue ratably, on a straight-line basis over the service period of the undelivered element.  Our training and installation services are not essential to the functionality of our products, as third parties or the customers themselves can provide these services.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

We also sell software subscriptions and may at times sell related setup, implementation and professional services in the same arrangement.  Setup and implementation services typically occur at start of the software subscription period, while certain professional services may not occur several months later depending on the nature of the services and the customer requirements.  We allocate the value of the arrangement to each separate unit of accounting based on VSOE of selling price, when it exists, third-party evidence of selling prices for like services or estimated selling price. We recognize software subscription service revenues pro-rata over the life of the software subscription contract, while we recognize the related setup, implementation or professional services revenues upon completion.

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights of return, refund or cancellation have expired or acceptance has occurred.  Our arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue.  We recognize deferred revenues in our Consolidated Statements of Comprehensive Income (Loss) when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

ADVERTISING COSTS

We expense advertising costs as we incur them.  Advertising expenses were $16 and $3 for 2012 and 2011, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Income (Loss).

LEASE OBLIGATIONS

Asure recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, we charge the total amount of base rentals over the term of our leases to expense on a straight-line method, recording the amount of rental expense in excess of lease payments as a deferred rent liability. As of December 31, 2012 and 2011, we had deferred rent liabilities of $0 and $5, respectively, which we classified as long-term liabilities. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. As of December 31, 2012 and 2011, Asure had $389 and $66 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Accordingly, we translate the assets and liabilities of these foreign subsidiaries at current exchange rates at each balance sheet date. We record translation adjustments arising from the translation of net assets located outside of the United States into United States dollars in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. We translate income and expenses from the foreign subsidiaries using monthly average exchange rates. We include net gains and losses resulting from foreign exchange transactions in other income and expenses, which were not significant in 2012 and 2011.

INCOME TAXES

We account for income taxes using the liability method under FASB ASC 740, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under the liability method, we determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which we expect the differences to reverse. We reduce deferred tax assets by a valuation allowance when it is more likely than not that we will not realize some component or all of the deferred tax assets.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

SHARE BASED COMPENSATION

We adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  We estimate the fair value of each award granted from our stock option plans at the date of grant using the Black-Scholes option pricing model. During 2012 and 2011, we granted 260,000 and 470,000 stock options, respectively.

As of December 31, 2012, we expect to recognize $315 of unrecognized compensation costs related to non-vested option grants over the course of the following three years.

We issued 30, 000 shares of common stock related to exercises of stock options granted from our stock option plans for 2012 and 2,000 shares in 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04 (Topic 220): Fair Value Measurement. The new guidance creates a uniform framework for applying fair value measurement principles. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. The adoption of these standards did not materially affect our financial position or results of operations.

In September, 2011, the FASB issued ASU 2011-05 (Topic 820): Comprehensive Income . The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. Companies must present all changes in OCI either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that companies report in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not materially impact our consolidated financial position, results of operations or cash flows and only impacts the presentation of OCI in the consolidated financial statements. We adopted these standards in the first quarter of fiscal 2012.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In September 2011, the FASB issued ASU No. 2011-08 amending accounting related to goodwill impairment testing.  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We have not applied the optional requirements of ASU 2011-08 in our goodwill impairment testing.

In July 2012, the FASB issued ASU 2012-02 amending accounting standards related to impairment testing for indefinite-lived intangible assets other than goodwill.  ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We have not applied the optional requirements of ASU 2012-02 in our indefinite-lived intangible assets impairment testing.

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively:

		Fair Value Measure at December 31, 2012
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,177	$2,177	$-	$-
Restricted cash- certificate of deposit	$250	$-	$250	$-
Total	$2,427	$2,177	$250	$-

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

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

Our line of credit and notes payable, including current portion, as of December 31, 2012, had a carrying value of $20,137.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

See Note 5 for further discussion of the valuation of our derivative liability.

NOTE 4 - ACQUISITIONS

Fiscal 2012 Acquisition

In July 2012, Asure acquired the capital stock of Meeting Maker – United States, Inc., doing business as PeopleCube, for a combination of cash and Asure common stock. The 2012 acquisition of PeopleCube gave Asure a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use.

The purchase price was composed of $9,800 in cash, subject to a post-closing working capital adjustment, (ii) 255 shares of our common stock, par value $0.01 per share, representing just under five percent of Asure’s outstanding shares and valued at $2.94 per share and (iii) an additional $3,000 note from us that is due on October 31, 2014, subject to offset of any amounts owed by the seller under the indemnification provisions of the stock purchase agreement. The note was adjusted to a fair value of $2,404 based on the Company’s incremental borrowing rate.  Details regarding the financing of the acquisition are described in the below Notes Payable table. Transactions costs for this acquisition were $905 and were expensed as incurred.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Following is the purchase price allocations for the acquisition of PeopleCube in 2012. The preliminary fair value estimate for the assets acquired and liabilities assumed for this acquisition was based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired,  certain legal matters and income and non-income based taxes. We expect to deduct goodwill arising from this acquisition for tax purposes over 15 years.

We recorded the transaction using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $7.4 million of intangible assets subject to amortization consist of $5.2 million in Customer Relationships, $1.8 million in Developed Technology, $338 in Trade Names and $23 in Covenant not-to-compete.  The fair value of the Customer Relationships has been estimated using the excess earnings method, a form of the income approach and cash flow projections were discounted using a rate of 16.6 percent, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations to us. The fair value of the Developed Technology and Trade names has been estimated using the relief from royalty method based upon a 5% royalty rate.  Covenant not-to-compete  has been estimated using a damages calculation, which is the form of the income approach.

Consideration paid:
Cash per stock purchase agreement	$10,000
Working capital adjustments	(200)
Total cash paid	9,800
Fair value of note payable	2,404
Fair value of stock issued	747
Total consideration paid	12,951

We based the allocations on fair values at the date of acquisition:

PeopleCube
Assets Acquired
Accounts receivable	$2,608
Fixed assets	117
Other assets	124
Goodwill	9,276
Intangibles	7,445
Total assets acquired	19,570

Liabilities assumed
Accounts payable	(671)
Accrued other liabilities	(245)
Subordinated notes payable	(1,614)
Deferred revenue	(4,089)
Total liabilities assumed	(6,619)

Net assets acquired	$12,951

Fiscal 2011 Acquisitions

During 2011, we made two acquisitions for approximately $10,400 in aggregate purchase consideration. We funded the 2011 acquisitions from available cash on hand, long-term debt and promissory notes issued to the sellers.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In October 2011, we purchased (through a wholly-owned subsidiary) substantially all of the assets and assumed certain liabilities of ADI Time, LLC relating to its time and attendance software and management services business.  The purchase price for the assets consisted of $6,000 in cash and a $1,095 promissory note from our subsidiary, guaranteed by us. The note bears interest at an annual rate of 0.16% and will mature on October 1, 2014. We may offset any indemnification payments owed by ADI to us under the asset purchase agreement against up to $1,000 under the note. We funded the cash portion of the purchase price with our cash on hand and proceeds from our bank financing.  Details regarding the financing of the acquisition is described in the below Notes Payable table.

In December 2011, we purchased (through a wholly-owned subsidiary) substantially all of the assets and assumed certain liabilities of WG Ross Corp., d/b/a Legiant, relating to its cloud computing time and attendance software and management services. The purchase price for the assets was $4,000, consisting of approximately $1,511 in cash and three subordinated promissory notes in the aggregate principal amount of approximately $2,489, as adjusted pursuant to the terms of the asset purchase agreement. One of the promissory notes is for an aggregate principal amount of $250, bears interest at an annual rate of 0.20%, matured on February 1, 2012 and was paid in full. The second promissory note is for an aggregate principal amount of approximately $479, bears interest at an annual rate of 5.00%, and will mature on October 1, 2014. The third promissory note is for an aggregate principal amount of  approximately $1,761, bears interest at an annual rate of 0.20%, and will mature on October 1, 2014.  We may offset any indemnification payments owed by Legiant to us under the asset purchase agreement against up to $1,000 of the amount due on third promissory note. We have guaranteed all three promissory notes issued by our subsidiary, which are subordinated to our bank financing. We funded the cash portion of the purchase price with our cash on hand and proceeds from our bank financing. Details regarding the financing of the acquisition is described in the below Notes Payable table.

Transaction costs for these acquisitions were $130 and were expensed as incurred.

Following are the aggregate purchase price allocations for the acquisitions of ADI and Legiant in 2011. As of December 31, 2012, we have finalized the measurement period for these acquisitions . We expect to deduct goodwill arising from these acquisitions for tax purposes over 15 years.  We based the allocations on fair values at the dates of acquisition:

	ADI	Legiant	Total

Consideration paid net of Cash received	6,697	3,704	10,401

Less: Original issue discount	(244)	(382)	(626)

Total	6,453	3,322	9,775

Assets Acquired:
Receivables	437	5	442
Inventories	31	56	87
Prepaid expenses and other current assets	5	11	16
Property and equipment, net	157	30	187
Total Assets	630	102	732

Liabilities Assumed:
Accounts payable	(134)	(17)	(151)
Other accrued liabilities	(6)	(23)	(29)
Deferred revenue	(695)	(692)	(1,387)
Total Liabilities	(835)	(732)	(1,567)

Intangibles Acquired:
Developed technology	671	-	671
Reseller relationships`	853	-	853
Trade names	37	-	37
Customer relationships	967	1,786	2,753
Non-compete agreements	32	-	32
Goodwill	4,098	2,166	6,264
Total Intangibles	6,658	3,952	10,610

Total	6,453	3,322	9,775

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Unaudited Pro Forma Financial Information

The following unaudited summaries of pro forma combined results of operation for 2012 and 2011, give effect to the acquisitions of ADI, Legiant and PeopleCube as if they had been completed on January 1, 2011. These pro forma summaries do not reflect any operating efficiencies, cost savings or revenue enhancements that we achieve by the combined companies. In addition, certain non-recurring expenses, such as legal expenses and other transactions expenses for  the first 12 months after the acquisition, are not reflected in the pro forma summaries. We present these pro forma summaries for informational purposes only and they are not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as January 1, 2011, nor are they indicative of future consolidated results of operations.

	FOR THE YEARS ENDED
	DECEMBER 31	DECEMBER 31,
	2012	2011
Revenues	24,422	23,014
Net (loss)	(3,900)	(5,404)
Net (loss) per common share:
Basic and diluted	(0.74)	(1.11)

Weighted average shares outstanding:
Basic and diluted	5,260	4,882

NOTE 5 – NOTES PAYABLE AND DERIVATIVE LIABILTY

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of December 31, 2012	Balance as of December 31, 2011
Subordinated notes payable: ADI - Acquisition Note	10/1/2014	0.16%	693	870
Subordinated notes payable: Legiant Acquisition - Note # 1	2/1/2012	0.20%	-	250
Subordinated notes payable: Legiant Acquisition - Note # 2	10/1/2014	5.00%	186	468
Subordinated notes payable: Legiant Acquisition - Note # 3	10/1/2014	0.20%	1,510	1,384
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	311	1,247
Subordinated Notes Payable – 15% Notes	9/30/2014	15.00%	800	1,700
Subordinated Notes payable: PeopleCube Acquisition Note	10/31/2014	10.0%	2,499	-
Senior Note Payable	07/01/2016	11.50%	14,138	-
Total Notes Payable			20,137	5,919
Short-term notes payable			3,450	349
Long-term notes payable			16,687	5,570

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt, including the impact of the amendment to the Senior Note Payable discussed below:

Twelve Months Ended	Gross Amount	Unamortized Original Issue Discount	Total Notes Payable
December 31, 2013	$3,450
December 31, 2014	8,397
December 31, 2015	1,450
December 31, 2016	7,788
	$21,085	$948	$20,137

Subordinated Notes Payable: ADI - Acquisition Note

In conjunction with the acquisition of the assets of ADI, our wholly-owned subsidiary issued a $1,095 note payable to the seller. This note bears interest at an annual rate of 0.16%, will mature on October 1, 2014 and is guaranteed by us. We may offset any indemnification payments owed by the seller under the asset purchase agreement against up to $1,000 due under the note.  We recorded the note at fair value using a discount rate of 9%, which resulted in an original issue discount of $244, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We recognized amortization of the original issue discount of $68 and $19 during 2012 and 2011, respectively. We made a principal payment of $245 in July 2012.

Subordinated Notes Payable: Legiant Acquisition

In conjunction with the acquisition of Legiant, our wholly-owned subsidiary issued three separate promissory notes to the seller. The details of each of the notes are as follows:

Legiant Acquisition - Note #1

Legiant Acquisition - Note #1 was for an aggregate principal amount of $250, bore interest at an annual rate of 0.20% and matured in February 2012.  We paid this note in full.

 ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Legiant Acquisition - Note #2

Legiant Acquisition - Note #2 is for the principal amount of $478, bears interest at an annual rate of 5.00% and required monthly payments of $10 until June 2012. Asure made a principal payment for $235 in July 2012. No further cash interest or principal is payable until the maturity date of October 1, 2014.

Legiant Acquisition - Note #3

Legiant Acquisition - Note #3 is for an aggregate principal amount of $1,761, bears interest at an annual rate of 0.20%, and is due in a single lump sum on October 1, 2014. We may offset any indemnification payments owed by the seller under the asset purchase agreement to us against up to $1,000 of Note #3.  We recorded the note at fair value using a discount rate of 9%, resulting in an original issue discount of $382, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We recognized amortization of the original issue discount of $126 and $5 during 2012 and 2011, respectively.

We guaranteed all three promissory notes, which are subordinated to our senior note payable discussed below.

Subordinated Convertible Notes Payable - 9% Notes

In September 2011, we sold $1,500 of our 9% subordinated convertible notes (“9% Notes”) in a private placement to accredited investors to finance the ADI acquisition.

The 9% Notes - As Originally Issued

The 9% Notes pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 9% per year. The 9% Notes will mature on September 30, 2014. The 9% Notes are secured by all of our assets, but are subordinated to our obligations under the senior note payable and the 15% Notes discussed below.

Beginning 12 months from the date of issuance, each note holder may convert the 9% Notes into shares of our common stock at a conversion price of $5.00 per share, subject to adjustments for stock dividends and splits and certain other events. Additionally, if we subsequently issue common stock at a price below the then current conversion price, the conversion price will be reset to the greater of $3.27 per share (the closing price of our common stock on September 30, 2011) or such lower price. In the event that a holder of a 9% Note elects to convert the 9% Note into equity, and we determine that such conversion would jeopardize our federal tax loss carryforward benefits, we may elect to prepay any or all of such 9% Notes prior to conversion, subject to certain limitations, at a purchase price equal to the product of the number of shares into which the 9% Note is convertible and the volume weighted average closing price during the 20 day trading period beginning on the 10th day before the conversion notice is received by us, multiplied by the Premium Rate.  The Premium Rate is 1.1 if a holder notifies us of an intention to convert the 9% Note into equity prior to the date that is 90 days before the maturity date and 1.5 if such notification is made within 90 days of the maturity date. The 9% Notes also contain customary terms of default.

We also agreed that if we issue common stock below $3.25 per share, each holder of the 9% Notes outstanding at that time will have the right to purchase such holder’s pro rata portion of the new stock issuance.

The 9% Notes contained embedded derivative instruments related to the conversion feature that Asure accounted for separately.   Asure has re-measured the fair values of these instruments for each reporting period and recorded a gain or loss for the change in fair value.  At inception, we valued the conversion feature at $274, resulting in an original issue discount on the convertible debt accreting up the 9% Notes to their aggregate principal amount over the course of the life of the loan using the effective interest method.  We recognized amortization of the original issue discount of $21 during 2011. We used a Monte Carlo simulation in a risk-neutral framework to simulate our market capitalization outcomes, including considerations of our projected share price volatility, to estimate the fair value of the embedded derivative.  The fair value of the conversion feature was $835 at December 31, 2011, with $561 being recorded in the income statement for the mark-to-market impact.  This amount of $561 was recorded in interest expense – amortization of OID and derivative mark-to-market in our Consolidated Statements of Comprehensive Income (Loss).

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The 9% Notes - Amendments

In March 2012, we amended the terms of the 9% Notes to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes was permitted to convert the outstanding principal balance due there under into shares of our common stock at the conversion price originally set forth in the 9% Notes ($5.00 per share of common stock) on or before March 15, 2012.  As consideration for agreeing to the terms of the amendment, we made a one-time cash payment in such amount as follows: (i) $211 for holders of 9% Notes who elected to convert their  9% Notes into common stock prior to March 16, 2012, an amount equal to 80% of the interest that such holder would have received  by holding the 9% Note to maturity and (ii) $11 for holders of 9% Notes who did not elect to convert their 9% Notes into common stock prior to March 16, 2012, an amount equal to 3% of the outstanding principal amount of each 9% Note.  In each case, the holders of the 9% Notes agreed to the removal of the dilution protection provision to reset the conversion price below $5.00 per share upon certain issuances of our common stock below $5.00 per share.  Holders of approximately $1,150 of the total $1,500 of principal amount of 9% Notes converted their 9% Notes to common stock.

The amendment to the 9% Notes eliminated the derivative liability.  Effective on March 10, 2012, we no longer accounted for the derivatives on a separate basis.  Therefore, we no longer re-measure the value of the derivatives after the amendment date.  The fair value of the conversion feature was $1,300 at March 10, 2012, with $465 recorded in the income statement for the mark-to-market impact.  We recorded this amount in interest expense – amortization of OID and derivative mark-to-market in the Consolidated Statements of Comprehensive Income (Loss). The conversion of the 9% Notes and elimination of the derivative liability resulted  in a loss on debt conversion of $198, a reduction in the carrying value of the 9% Notes to $296 at March 31, 2012 and an increase in additional paid in capital of $2,244 for the issuance of 345 shares of common stock issued upon conversion. We recognized amortization of the original issue discount of $34 during 2012.

Mr. Goepel, our Chief Executive Officer, purchased $200 of the 9% Notes. Red Oak Fund, LP purchased $600 of the 9% Notes. Mr. Sandberg, our Chairman, is the controlling member of Red Oak Partners, LLC, which manages the Red Oak Fund. Both parties subsequently converted the 9% Notes under the terms of the amendment.

Subordinated Notes Payable - 15% Notes

In September 2011, we sold $1,700 of our 15% subordinated notes (“15% Notes”) in a private placement to accredited investors. The 15% Notes pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 15% per year. The 15% Notes have a maturity date of September 30, 2014. On July 1, 2012, Asure prepaid $900 from proceeds of the senior note payable. Mr. Goepel, our Chief Executive Officer, originally purchased $500 of the 15% Notes.  Pinnacle Fund, LLLP originally purchased $300 of the 15% Notes. Mr. Sandberg, our Chairman, is the controlling member of Red Oak Partners, LLC, which owns 50% of Pinnacle Partners, LLC, the general partner of the Pinnacle Fund, LLLP.  Red Oak Partners, LLC is also the manager of the Pinnacle Fund, LLLP. We expensed $115 of fees for this transaction during 2012. The 15% Notes are secured by all of our assets , but are subordinated to our obligations to the senior note payable discussed below.  The 15% Notes also contain customary terms of default.

Subordinated Notes Payable: PeopleCube Acquisition – Note

In July 2012, we issued a $3,000 Note to the seller in the PeopleCube stock acquisition. The note is due October 31, 2014, subject to offset of any amounts owed by the seller to us under the indemnification provisions of the stock purchase agreement. We recorded the note at fair value using a discount rate of 10%, which resulted in an original issue discount of $622, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We recognized amortization of the original issue discount of $121 during 2012.

 Senior note payable

In July 2012, we and our wholly-owned subsidiaries entered into a loan agreement with Deerpath Funding, LP, a Delaware limited partnership, as lender, administrative agent and collateral agent (“Deerpath”). Under the loan agreement, we borrowed $14,500 to (i) finance the cash purchase consideration for the acquisition of PeopleCube, (ii) pay outstanding indebtedness under the 15%  Notes (including partial interest and subordination consent payments of $134 to Mr. Goepel, our Chief Executive Officer, and $81 to Pinnacle Fund, which is controlled by David Sandberg, our Chairman) and our bank line of credit, and (iii) pay transaction costs and expenses of the term loan and the acquisition of PeopleCube.

The loan agreement also provides for a conditional commitment to provide additional single advance senior secured term loans from time to time in an aggregate amount not to exceed $5,000 to be used for refinancing certain other indebtedness, funding permitted acquisitions or other growth initiatives, and paying fees and expenses of the term loans and permitted acquisitions.  We have not borrowed any amounts under the conditional term loan commitment.

The senior note payable bears interest at a floating annual rate equal to LIBOR plus 8.00%, subject to a LIBOR floor of 2.00%, or a minimum of 10%,and requires monthly payments of interest only beginning on August 1, 2012 and quarterly principal payments of $362 beginning on October 1, 2012, with any remaining principal due on July 1, 2016.  The interest rate on the senior note payable was 10% at September 30, 2012. We may prepay all or a portion of the principal amount outstanding at any time, subject to a premium ranging from 1% to 5% of the principal amount being prepaid depending on if the prepayment occurs on or before the first, second or third anniversary of the closing date.  The term loan requires annual mandatory prepayments beginning December 31, 2012 of outstanding principal with 75% of excess cash flow as defined in the loan agreement (such percentage to be reduced to 50% if a specified senior debt to EBITDA ratio is achieved) and, at Deerpath’s election, with proceeds from certain events, including 100% of the net proceeds of any asset sales and issuance of equity securities.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The senior note payable is secured by a first priority lien on all of our and our subsidiaries’ assets and pledges of 100% of the equity interests in Asure’s domestic subsidiaries and 65% of the equity interests in Asure’s foreign subsidiaries.

The loan agreement contains customary covenants, including but not limited to limitations with respect to debt, liens, mergers and acquisitions, sale of assets, loans or advances to and investments in others, dividends or other distributions, capital expenditures and management compensation. We were required to maintain EBITDA, as defined of not less than $5,650 for the trailing twelve months  beginning with the quarter ending September 30, 2012, with the amount stepping up thereafter; a total debt to EBITDA ratio of not greater than 3.75 to 1.00 beginning with the quarter ending September 30, 2012, with the levels stepping down thereafter; a senior debt to EBITDA ratio of not greater than 2.75 to 1.00 beginning with the quarter ending September 30, 2012, with the levels stepping down thereafter; and a fixed charge coverage ratio of not less than 0.60 to 1.00 beginning with the quarter ending September 30, 2012, with the levels stepping up thereafter. Deerpath may designate one representative to attend all meetings of our board of directors as a non-voting observer.

We have determined that we have not been in compliance with certain of our financial covenants, including minimum EBITDA, under our loan agreement with Deerpath Funding, LP as of December 31, 2012.  Deerpath did not declare the loan in default while we were not in compliance.  On March 29, 2013, but effective as of December 31, 2012, we amended our loan agreement with Deerpath Funding, LP.  Under the amended agreement, Deerpath increased by $5,000 (to $10,000 in the aggregate) its conditional commitment to provide us additional single advance senior secured terms loans from time to time for refinancing certain other indebtedness, funding permitted acquisitions or other growth initiatives and paying fees and expenses of the term loans and permitted acquisitions.  In addition, Deerpath eliminated the requirement for us to maintain certain minimum EBITDA levels during the loan term and modified other financial covenants as discussed below.

In exchange, we agreed to an increase in the term loan interest rate from a floating annual rate of LIBOR plus 8% to LIBOR plus 9.5% and an increase in the floor interest rate from 10% to 11.5%.  In addition to continuing our monthly interest payments and quarterly principal payments, we further agreed to make a separate $2,000 principal payment by October 31, 2013.  However, if we do not make the $2,000 principal payment by May 31, 2013, the interest rate on that portion of the entire term loan will increase by 3% until paid. In addition, we agreed to pay a $240 loan amendment fee.

We also agreed to revised financial covenants.  Beginning with the quarter ending March 31, 2013, we agreed to a total debt to EBITDA ratio of not greater than 4.50 to 1.00 (formerly 3.25 to 1.00 beginning with that period), with the levels stepping down thereafter to 2.75 to 1.00 for the quarter ending March 31, 2014 and thereafter (formerly 2.25 to 1.00 for those periods).  Beginning with the quarter ended December 31, 2012, we agreed to a senior debt to EBITDA ratio of not greater than 2.66 to 1.00 (formerly 2.50 to 1.00 beginning with that period) with the levels stepping down thereafter to 1.75 to 1.00 for the quarter ending December 31, 2014 and thereafter (formerly 1.00 to 1.00 for those periods).  Other financial covenants remain unchanged. We are in compliance with the amended covenant requirements as of December 31, 2012 and expect to be incompliance over the subsequent twelve month period.

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

We paid our first principal payment of $362 on the senior note payable on October 1, 2012.

Line of Credit

In September 2011, we entered into a credit agreement with JPMorgan Chase Bank N.A. (“Bank”), providing for a $500 line of credit (the “Line of Credit”), which we fully utilized as of December 31, 2011. As originally issued, the Line of Credit bore interest at a rate of 1.5% above the CB Floating Rate and matured on September 28, 2012. The CB Floating rate is defined as the Bank’s prime rate, as announced from time to time, provided that the CB Floating Rate may not be less than the adjusted one month LIBOR rate. The aggregate principal amount of advances outstanding at any one time under the Line of Credit may not exceed 80% of eligible trade accounts and accounts receivable or the maximum principal amount then available, whichever is less.

Our Bank obligations are guaranteed by our ADI acquisition subsidiary and secured by all of our assets.  The credit agreement contains customary affirmative and negative covenants, including but not limited to limitations with respect to debt, liens, sale of equity interests, mergers and acquisitions, sale of assets, and loans or advances to and investments in others. We are also required to maintain total cash and marketable securities of not less than $300, beginning on December 31, 2011; a debt service coverage ratio of not less than 1.2 to 1.0 for each period of four consecutive fiscal quarters beginning the twelve months ending December 31, 2011; and EBITDA of not less than $100 for each fiscal quarter beginning the quarter ending December 31, 2011.  We were in compliance with these covenants at December 31, 2011. The credit agreement contains customary terms of default.

We repaid the $500 outstanding under the line of credit in full in July 2012. The balance outstanding under the credit agreement at December 31, 2011 was $500. This line has expired as of December 31, 2012.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Asure’s goodwill relates to the acquisitions of ADI and Legiant in 2011 and the acquisition of PeopleCube in July 2012.

The following table summarizes the annual changes in our goodwill:

Balance at December 31, 2010	$-
Goodwill recognized upon acquisition of ADI	4,098
Goodwill recognized upon acquisition of Legiant	2,166
Balance at December 31, 2011	$6,264
Goodwill recognized upon acquisition of PeopleCube	9,695
Adjustments to goodwill	(434)
Balance at December 31, 2012	$15,525

 In accordance with ASC 350, Intangibles-Goodwill and Other, we review and evaluate our long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that we may not recover their net book value.  Based on Asure’s impairment test, we identified no impairment for our intangible assets for 2012 and 2011.

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2012 and 2011, are as follows:

		December 31, 2012
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	5	$3,428	$(1,111)	$2,317
Customer Relationships	7.5	12,478	(3,515)	8,963
Reseller Relationship	7	853	(152)	701
Trade Names	5	663	(494)	169
Covenant not-to-compete	4	205	(176)	29
		$17,627	$(5,448)	$12,179

		December 31, 2011
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	5	$1,586	$(794)	$792
Customer Relationships	8	6,767	(2,175)	4,592
Reseller Relationship	7	853	(30)	823
Trade Names	5	325	(253)	72
Covenant not-to-compete	4	182	(154)	28
		$9,713	$(3,406)	$6,307

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

We record amortization expense using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses were $1,726 and $680 for 2012 and 2011 respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $316 and $202 for 2012 and 2011, of which $102 and $19, respectively, related to the acquisitions in those periods.

 The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2012:

Calendar Years
2013	$2,436
2014	2,250
2015	2,096
2016	1,586
2017	1,572
Thereafter	2,239
$12,179

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives as of December 31, 2012 and 2011 are composed of the following:

	December 31,
	2012	2011

Software: 3-5 years	$3,860	$3,098
Furniture and equipment: 2-5 years	4,102	3,073
Internal support equipment: 2-4 years	699	706
Vehicle - 7 years	42	42
Capital leases: lease term or life of the asset	178	204
Leasehold improvements: lease term or life of the improvement	2,153	2,123
	11,034	9,246
Less accumulated depreciation	(9,880)	(8,832)
	$1,154	$414

We record the amortization of our capital leases as depreciation expense on our Consolidated Statements of Comprehensive Income (Loss). Depreciation and amortization expenses relating to property and equipment were approximately $255 and $165 for 2012 and 2011, respectively.

In October, 2012, we entered into a Code Purchase and Perpetual License Agreement (“License Agreement”) with FotoPunch, Inc., a Delaware corporation (“FotoPunch”) that owns and develops facial and voice recognition software for tracking employee time and labor management information for use with mobile and other devices.  Under the License Agreement, we acquired a worldwide, perpetual, right to use the code and software in the workforce management hardware, equipment and software solutions industry. We have the right to grant sublicenses to resellers and third parties. For a period of two years, FotoPunch has agreed to assist us in integrating and using the facial and voice recognition software with our solutions.

At the same time, we also entered into a Rights Agreement with FotoPunch under which FotoPunch granted us an option to acquire it or its business and a right of first refusal to match any third party offer.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 8 - STOCKHOLDERS’ EQUITY

STOCK SPLIT

On March 27, 2012, the Board of Directors declared a 3-for-2 stock split, payable April 30, 2012 to the holders of record of our common stock as of the close of business on April 23, 2012.  We made cash payments based upon the closing price of our shares on the record date in lieu of the issuance of fractional shares.  All prior periods have been adjusted to reflect the impact of the stock split.

SHARE REPURCHASE PROGRAM

Pursuant to Asure’s stock repurchase plan, we may repurchase up to 450,000 shares of our common stock.   We have repurchased a total of 256,000 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on our cash position, market conditions, financial covenants and other factors.  While the program remains in place, we did not repurchase any shares during 2012 or 2011.

STOCK AND STOCK OPTION PLANS

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2012 to increase the number of shares reserved under the plan from 525,000 to 900,000. We have a total of 679,000 options granted and outstanding pursuant to the 2009 Plan as of December 31, 2012.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Income (Loss) for stock based awards was $88 and $81 for 2012 and 2011, respectively.

The following table summarizes the assumptions used to develop their fair value for 2012 and 2011:

	Year Ended December 31,
	2012	2011
Risk-free interest rate	0.350%	0.875%
Expected volatility	0.91	0.91
Expected life in years	3.75	3.89
Dividend yield	-	-

As of December 31, 2012, Asure had reserved shares of common stock for future issuance as follows:

Options outstanding	679,000
Options available for future grant	221,000
Shares reserved	900,000

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes activity under all Plans during 2012 and 2011.

	For the Twelve months ended December 31, 2012		For the Twelve months ended December 31, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	530,000	$2.35	270,000	$2.04
Granted	260,000	6.42	470,000	2.40
Exercised	(37,000)	2.01	(3,000)	2.09
Canceled	(74,000)	2.43	(207,000)	2.08
Outstanding at the end of the year	679,000	$3.16	530,000	$2.35
Options exercisable at the end of the year	242,000	$2.32	122,000	$2.20
Weighted average fair value of options granted during the year	6.42		1.27

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2012:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2012	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AND VESTED AT DECEMBER 31, 2011	WEIGHTED-AVERAGE EXERCISE PRICE

$1.50--2.11	60	4.33	$2.02	28	$1.93
2.33—2.33	467	3.49	2.33	208	2.33
2.57—6.42	153	5.02	6.12	6	3.72

$1.50—6.42	679	3.91	$3.16	242	$2.32

The aggregate intrinsic value of options outstanding and options exercisable is $1,917 and $859, respectively, at December 31, 2012.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 9 - DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided no matching contributions to the plan for 2012 and 2011.

NOTE 10 - REVENUE CONCENTRATION

During 2012 and 2011, there were no customers who individually represented 10% or more of consolidated revenue.
.
NOTE 11 - GAIN ON SALE OF INVESTMENT

In September 2010, we sold 1,312,014 shares of common stock in VTEL Products Corporation (VTEL) to J. Merritt Belisle for $130 with $10 due immediately, $60 due September 30, 2011 and the remaining $60 due September 30, 2012. As of December 31, 2012, the remaining balance on this note receivable was $19.  In addition to the note receivable, Asure retains the right to receive 3% of net proceeds of the consideration received by VTEL or its shareholders in connection with a potential change of control.  If no such change of control happens within five years, Asure has the right, with written notice, to request VTEL to repurchase this right at fair market value. Asure has not placed a value on this right due to the uncertainty surrounding the future outcome.

NOTE 12 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for 2012 and 2011. On April 30, 2012, we completed a 3-for-2 stock split. All prior periods have been adjusted to reflect the impact of the stock split, including the impact on basic and diluted net loss per share.

We have excluded stock options to acquire 679,000 and 530,000 shares for 2012 and 2011, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2012	2011
Net Loss	(3,032)	(649)
Weighted-average shares of common stock outstanding	5,048,000	4,628,000

Basic and diluted net loss per share	(0.60)	(0.14)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 13 - INCOME TAXES

The components of pre-tax loss for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Domestic	$(1,867)	$(692)
Foreign	(880)	115
Total	$(2,747)	(577)

The components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Current:
Federal	$-	$-
State	10	1
Foreign	79	43
Total current	89	44

Deferred:
Federal	197	25
State	23	3
Foreign	(24)	-
Total deferred	196	28

	$285	72

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2012 and 2011 are as follows:

	2012	2011
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$858	$454
Accrued expenses	30	91
Other	31	7
	919	552
Valuation allowance	(1,003)	(543)
Net current deferred tax assets	(84)	9

Noncurrent deferred tax assets
Net operating losses	40,400	40,718
Research and development credit carryforwards	4,353	3,875
Minimum tax credit carryforwards	161	161
Fixed assets	171	367

Share based compensation	67	65
	45,152	45,186
Valuation allowance	(42,955)	(44,449)
Net noncurrent deferred tax assets	2,197	737

Noncurrent deferred tax liabilities
Acquired intangibles	(2,089)	(746)
Goodwill	(248)	(28)

Total noncurrent deferred tax liabilities	(2,337)	(774)

Net current deferred tax asset (liability)	(84)	9
Net noncurrent deferred tax liability	$(140)	$(37)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

At December 31, 2012, we had federal net operating loss carryforwards of approximately $118,135, research and development credit carryforwards of approximately $4,792 and alternative minimum tax credit carryforwards of approximately $161. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2013 through 2033, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of our various acquisitions in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill. During 2012, the valuation allowance decreased by approximately $3,339 due primarily to operations, including expiration of tax carryforwards. The valuation allowance also increased by approximately $2,304 in 2012 due to the acquisition of PeopleCube. Approximately $8,251 of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

We consider undistributed earnings of our foreign subsidiaries as permanently reinvested and, accordingly, we have made no provision for U.S. federal or state income taxes thereon.

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Computed at statutory rate	$(934)	$(196)
State taxes, net of federal benefit	61	3
Permanent items and other	248	26
Credit carryforwards	667	-
Foreign income taxed at different rates	354	-
Tax carryforwards not benefitted	(111)	239
	$285	$72

In August 2007, we adopted ASC 740-10 regarding uncertain tax positions.  We did not record any additional tax liability as a result of the adoption of ASC 740-10 and no adjustment was required to the August 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2012 was approximately $1,051. The reconciliation of our unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2012	$1,051
Additions based on tax positions related to the current year	34
Additions for tax positions of prior years	110
Balance at December 31, 2012	$1,195

As of December 31, 2012, we had $1,195 of unrecognized tax benefits, which would affect the effective tax rate if recognized.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During 2012, we recognized $5 of interest and penalties in our income tax expense.

Asure files tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years ending before July 31, 2009 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before July 31, 2008.  Asure is not currently under audit for federal, state or any foreign jurisdictions.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 14 - LEASE COMMITMENTS

Asure’s future minimum lease payments under all operating and capital leases as of December 31, 2012 are as follows:

CALENDAR YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS
2013	725	82
2014	604	80
2015	438	80
2016	59	85
2017	--	62
Thereafter	--	--

TOTAL	$1,826	$389

Less current portion of obligations		(82)
Long-term portion of obligations		$307

Total rent expense under all operating leases for 2012 and 2011 were $589 and $433, respectively. For 2012 and 2011, approximately 51% and 76.0%, respectively, of our total operating lease obligations relates to our corporate office facility at Wild Basin in Austin, Texas.

NOTE 15 – SUBSEQUENT EVENT

 On March 29, 2013, we amended our Senior Note Payable that provided for updated financial covenants in exchange for an increase in the floor interest rate from 10% to 11.5%.  See Note 5 for more information.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

April 1, 2013	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	April 1, 2013
Patrick Goepel	(Principal Executive Officer)
and Director

/s/ JENNIFER CROW	Chief Financial Officer	April 1, 2013
Jennifer Crow	(Principal Financial and Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	April 1, 2013
David Sandberg

/s/ ADRIAN PERTIERRA	Director	April 1, 2013
Adrian Pertierra

/s/ J. RANDALL WATERFIELD	Director	April 1, 2013
J. Randall Waterfield
/s/ MATTHEW BEHRENT	Director	April 1, 2013
Matthew Behrent

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Asset Purchase Agreement dated October 1, 2011 by and among Asure Software, Inc., ADI Software, LLC and ADI Time, LLC (1)

2.2	Asset Purchase Agreement dated December 14, 2011 by and among Asure Software, Inc., ADI Legiant, LLC and WG Ross Corp. (2)

2.3	Stock Purchase Agreement dated July 1, 2012 between Meeting maker Holding B.V. and PeopleCube Holding B.V. and Asure Software, Inc. (3)

2.4	Code Purchase and Perpetual License Agreement dated October 9, 2012 between Asure Software, Inc. and FotoPunch, Inc. (4)

3.1	Restated Certificate of Incorporation (5)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (6)

3.3	(Second) Certificate of Amendment to the Restated Certificate of Incorporation (7)

3.4	Amended and Restated Bylaws (8)

4.1	Specimen Certificate for the Common Stock (9)

4.2	Amended and Restated Rights Agreement, dated as of October 28, 2009 between Asure Software, Inc. and American Stock Transfer & Trust Company (10)

4.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock (10)

4.4	Form of Rights Certificate (10)

4.5	Form of 9% Subordinated Convertible Promissory Note (1)

4.6	Form of 15% Subordinated Promissory Note (1)

4.7	Form of Securities Purchase Agreement for 9% Subordinated Convertible Promissory Note (1)

4.8	Form of Securities Purchase Agreement for 15% Subordinated Promissory Note (1)

4.9	Registration Rights Agreement (1)

4.10	Amended and Restated Registration Rights Agreement dated March 10, 2012 (11)

4.11	Amendment Agreement with respect to the Amended and Restated 9% Convertible Promissory Notes (11)

4.12	Promissory Note dated October 2011 issued in connection with acquisition of certain assets from ADI Time, LLC (2)

4.13	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (2)

4.14	Stock Option Agreement for Patrick Goepel (2)

4.15	Stock Option Agreement for Steve Rodriguez (2)

4.16	Stock Option Agreement for Mike Kinney (2)

4.17	Subordinated Promissory Note issued to WG Ross Corp. (2)

10.1	Amended Restricted Stock Plan, effective May 23, 2006 (12)

10.2	2009 Equity Plan (13)

10.3	Amendment No. 2 to the Asure Software, Inc. 2009 Equity Plan (14)

10.4	Form of Option Agreement under the 2009 Equity Plan (13)

10.5	Purchase Agreement dated September 25,2009 with Patrick Goepel (14)

10.6	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (2)

10.7	Amended and Restated Employment Letter with David Scoglio, dated as of August 15, 2011 (2)

10.8	Employment Letter with Mike Kinney, dated as of August 15, 2011 (2)

10.9	Employment Letter with Steve Rodriguez, dated as of August 15, 2011 (2)

10.10	Credit Agreement between Asure Software, Inc. and JPMorgan Chase Bank, N.A. (1)

10.11	Fourth Amendment to Lease Agreement with WB One & Two LTD (15)

10.12	Lease Agreement to Premises located at 200 Crossings Boulevard, Warwick, Rhode Island (2)

10.13	Sixth Amendment to Lease Agreement with Wild Basin I & II Investors, LP (2)

10.14	First Amendment to Loan Agreement dated March 29, 2013 by and among Asure Software Inc., ADI Software, LLC, Asure Legiant, LLC Meeting Maker - United States, Inc. and Deerpath Funding, LP *

14	Code of Business Conduct and Ethics (8)

21	Subsidiaries of the Company*

23.1	Consent of Ernst & Young LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the SEC on November 14, 2011.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2012.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2004 filed with the SEC on December 15, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2009.

(7)	Incorporated by reference to Appendix C to the Company’s 2012 Proxy Statement filed with the SEC on May 23, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2012.

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 13, 2012.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2009.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2006 filed with the SEC on June 14, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2009.

(14)	Incorporated by reference to Appendix B to the Company’s 2012 Proxy Statement filed with the SEC on May 23, 2012.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 17, 2010.

*	Filed herewith.