Form 10-Q
period 2013-03-31
ASURE SOFTWARE INC
filed 2013-05-15
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, the registrant had outstanding 5,262,548 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,588	$2,177
Restricted cash	250	250
Accounts receivable, net of allowance for doubtful accounts of $184 and $182 at March 31, 2013 and December 31, 2012, respectively	3,222	3,040
Inventory	348	266
Notes receivable	19	19
Prepaid expenses and other current assets	1,845	1,497
Total current assets	7,272	7,249
Property and equipment, net	1,180	1,154
Goodwill	15,520	15,525
Intangible assets, net	11,527	12,179
Other assets	53	41
Total assets	$35,552	$36,148
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$3,450	$3,450
Accounts payable	2,562	2,713
Accrued compensation and benefits	338	78
Other accrued liabilities	859	1,013
Deferred revenue	10,289	9,684
Total current liabilities	17,498	16,938
Long-term liabilities:
Deferred revenue	14	199
Notes payable- related party	800	800
Notes payable	15,674	15,887
Other liabilities	439	164
Total long-term liabilities	16,927	17,050
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 5,647 and 5,644 shares issued, 5,263 and 5,260 shares outstanding at March 31, 2013 and December 31, 2012, respectively	56	56
Treasury stock at cost, 384 shares at March 31, 2013 and December 31, 2012	(5,017)	(5,017)
Additional paid-in capital	274,474	274,445
Accumulated deficit	(268,322)	(267,222)
Accumulated other comprehensive loss	(64)	(102)
Total stockholders’ equity	1,127	2,160
	$35,552	$36,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
Revenues	$5,975	$4,153
Cost of sales	1,777	1,046
Gross Margin	4,198	3,107

Operating Expenses
Selling, general and administrative	3,276	2,135
Research and development	700	591
Amortization of intangible assets	582	292
Total Operating Expenses	4,558	3,018

Income (Loss) From Operations	(360)	89

Other Income (Loss)
Interest income	-	1
Loss on disposal of assets	-	(10)
Loss on debt conversion	-	(199)
Foreign currency translation loss	(21)	(28)
Interest expense and other	(530)	(120)
Interest expense – amortization of OID and derivative mark-to-market	(150)	(535)
Total other income (loss)	(701)	(891)

Loss From Operations before Income Taxes	(1,061)	(802)
Provision for income taxes	(39)	(45)
Net Loss	$(1,100)	$(847)
Other Comprehensive Loss:
Foreign currency gain	38	28
Other Comprehensive loss	$(1,062)	$(819)

Basic and Diluted Net Loss Per Share
Basic	$(0.21)	$(0.18)
Diluted	$(0.21)	$(0.18)
Weighted Average Basic and Diluted Shares
Basic	5,261,000	4,699,000
Diluted	5,261,000	4,699,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,100)	$(847)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	764	404
Provision for doubtful accounts	2	(24)
Share-based compensation	24	11
Amortization of original issue discount (OID)	150	70
Loss on sale/disposal of assets	-	15
Derivative mark-to-market	-	465
Loss on debt conversion	-	199
Changes in operating assets and liabilities:
Notes receivable	-	(1)
Accounts receivable	(184)	16
Inventory	(82)	3
Prepaid expenses and other assets	(172)	52
Accounts payable	(151)	137
Accrued expenses and other long-term obligations	405	44
Deferred revenue	420	65
Net cash provided by operating activities	76	609
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment	(140)	(45)
Collection of note receivable	-	24
Net cash used in investing activities	(140)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(363)	(274)
Payments on amendment of senior notes payable	(188)	-
Payments on conversion of subordinated notes payable	-	(222)
Payments on capital leases	(24)	(12)
Net proceeds from exercise of options	5	14
Net cash used in financing activities	(570)	(494)

Effect of translation exchange rates	45	28

Net increase (decrease) in cash and cash equivalents	(589)	122
Cash and equivalents at beginning of period	2,177	1,067
Cash and equivalents at end of period	$1,588	$1,189

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$399	$104

Non-cash Investing and Financing Activities:
Conversion of subordinated convertible notes payable to equity	-	2,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2013 and December 31, 2012, the results of operations for the three months ended March 31, 2013 and 2012, and the cash flows for the three months ended March 31, 2013 and 2012. Asure has adjusted all prior periods to reflect its 3-for-2 stock split which occurred in March 27, 2012, as if it had occurred at the earliest date presented in these financial statements.

You should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2012.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

RESTRICTED CASH

Restricted cash represents a certificate of deposit held in a cash collateral account as required by JPMorgan Chase Bank N.A. (“Bank”), to secure our obligations under our credit card line with the Bank.

LIQUIDITY

As of March 31, 2013, Asure’s principal source of liquidity consisted of $1,588 of current cash and cash equivalents as well as future cash generated from operations.  We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of the amended Senior Note Payable. We are continuing to reduce expenses and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

Management is focused on growing our existing software operations and exploring additional strategic acquisitions in the near future, although we have no agreements to make any acquisition at this time.  In the short-term, Asure plans to fund any acquisitions with equity, available cash, future cash from operations, or cash or debt raised from outside sources.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions.  Future business demands may lead to cash utilization at levels greater than recently experienced.  We may need to raise additional capital in the future, including making the required $2,000 principal payment to Deerpath Funding, LP due by October 31, 2013.  However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next 12 months and to maintain compliance with the terms of our debt agreements and related covenants.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures of additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, we are required to disclose in one location, based upon each specific AOCI component, the amounts impacting individual income statement line items. We are required to disclose the income statement line item impacts only for components of AOCI reclassified into income in their entirety. We would make the disclosures required with respect to income statement line item impacts in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For us, this Accounting Standards Update is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on our consolidated results of operations or financial condition.

CONTINGENCIES

Asure was the defendant or plaintiff in various actions that arose in the normal course of business. As of March 31, 2013, we believe none of the pending legal proceedings to which we are a party are material to us.

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective August 1, 2008, Asure adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively:

		Fair Value Measure at March 31, 2013
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$1,588	$1,588	$-	$-
Restricted cash- certificate of deposit	$250	$-	$250	$-
Total	$1,838	$1,588	$250	$-

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

NOTE 4 –  ACQUISITIONS

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

The purchase price was composed of $9,800 in cash, subject to a post-closing working capital adjustment, (ii) 255 shares of our common stock, par value $0.01 per share, representing just under five percent of Asure’s outstanding shares and valued at $2.94 per share and (iii) an additional $3,000 note from us that is due on October 31, 2014, subject to offset of any amounts owed by the seller under the indemnification provisions of the stock purchase agreement. The note was adjusted to a fair value of $2,404 based on our incremental borrowing rate.  Details regarding the financing of the acquisition are described in the below Notes Payable table. Transactions costs for this acquisition were $905 and we expensed them as incurred.

Following is the purchase price allocation for the acquisition of PeopleCube in 2012. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for this acquisition upon preliminary calculations and valuations.  Our estimates and assumptions for this acquisition is subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets and liabilities acquired,  certain legal matters and income and non-income based taxes. We expect to deduct goodwill arising from this acquisition for tax purposes over 15 years.

We recorded the transaction using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $7.4 million of intangible assets subject to amortization consist of $5.2 million allocated to Customer Relationships, $1.8 million in Developed Technology, $338 for Trade Names and $23 for a Covenant not-to-compete.  We estimated the fair value of the Customer Relationships using the excess earnings method, a form of the income approach.  We discounted cash flow projections using a rate of 16.6 percent, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations to us. We estimated the fair value of the Developed Technology and Trade Names using the relief from royalty method based upon a 5% royalty rate.  We estimated the value of the Covenant not-to-compete using a damages calculation, which is the form of the income approach.

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

 Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operation for 2012 gives effect to the acquisition of PeopleCube as if we had completed it on January 1, 2012. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining companies. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisition taken place as January 1, 2012, nor is it indicative of future consolidated results of operations.

FOR THE THREE MONTHS ENDED
MARCH 31,
2012
Revenues	6,143
Net (loss)	(1,216)
Net (loss) per common share:
Basic and diluted	(0.26)

Weighted average shares outstanding:
Basic and diluted	4,699

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we review and evaluate our long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that we may not recover their net book value. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests, if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from one to ten years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

The following table summarizes the changes in our goodwill:

Balance at December 31, 2012	$15,525
Adjustments to goodwill	(5)
Balance at March 31, 2013	$15,520

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2013 and December 31, 2012 are as follows:

		March 31, 2013
	Weighted Average Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$3,428	$(1,180)	$2,248
Customer Relationships	7.4	12,478	(3,976)	8,502
Reseller Relationships	7	853	(182)	671
Trade Names	5	663	(579)	84
Covenant not-to-compete	4	205	(183)	22
		$17,627	$(6,100)	$11,527

		December 31, 2012
	Weighted Average Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$3,428	$(1,111)	$2,317
Customer Relationships	7.4	12,478	(3,515)	8,963
Reseller Relationships	7	853	(152)	701
Trade Names	5	663	(494)	169
Covenant not-to-compete	4	205	(176)	29
		$17,627	$(5,448)	$12,179

We record amortization expense using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended March 31, 2013 and 2012 were $582 and $292, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $70 and $65 for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2013 (remaining)	$1,784
December 31, 2014	2,250
December 31, 2015	2,096
December 31, 2016	1,586
December 31, 2017	1,572
Thereafter	2,239
$11,527

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of March 31, 2013	Balance as of December 31, 2012
Subordinated notes payable: ADI - Acquisition Note	10/1/2014	0.16%	726	693
Subordinated notes payable: Legiant Acquisition - Note # 2	10/1/2014	5.00%	186	186
Subordinated notes payable: ADI – Acquisition – Note #3	10/1/2014	0.20%	1,559	1,510
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	316	311
Subordinated Notes Payable – 15% Notes	9/30/2014	15.00%	800	800
Subordinated Notes Payable: PeopleCube Acquisition Note	10/31/2014	10.0%	2,562	2,499
Senior Note Payable	7/01/2016	11.50%	13,775	14,138
Total Notes Payable			19,924	20,137
Short-term notes payable			3,450	3,450
Long-term notes payable			16,474	16,687

The following table summarizes the future principal payments related to our outstanding debt, including the impact of the amendment to the Senior Note Payable discussed below:

Twelve Months Ended	Gross Amount	Unamortized Original Issue Discount	Total Notes Payable
December 31, 2013	$3,450
December 31, 2014	8,397
December 31, 2015	1,450
December 31, 2016	7,425
	$20,722	$798	$19,924

Subordinated Notes Payable: ADI - Acquisition Note

In conjunction with the acquisition of the assets of ADI in October 2011, our wholly-owned subsidiary issued a $1,095 note payable to the seller. This note bears interest at an annual rate of 0.16%, will mature on October 1, 2014 and is guaranteed by us. We may offset any indemnification payments owed by the seller under the asset purchase agreement against up to $1,000 due under the note.  We recorded the note at fair value using a discount rate of 9%, which resulted in an original issue discount of $244, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We made a principal payment of $245 in July 2012.

Subordinated Notes Payable: Legiant Acquisition

In conjunction with the acquisition of Legiant, our wholly-owned subsidiary issued three separate promissory notes to the seller. The details of each of the notes are as follows:

Legiant Acquisition - Note #1

Legiant Acquisition - Note #1 was for an aggregate principal amount of $250, bore interest at an annual rate of 0.20% and matured in February 2012. We paid this note in full in 2012.

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

Subordinated Notes Payable - 15% Notes

In September 2011, we sold $1,700 of our 15% subordinated notes (“15% Notes”) in a private placement to accredited investors. The 15% Notes pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 15% per year. The 15% Notes have a maturity date of September 30, 2014. On July 1, 2012, Asure prepaid $900 from proceeds of the senior note payable. Mr. Goepel, our Chief Executive Officer, originally purchased $500 of the 15% Notes.  Pinnacle Fund, LLLP originally purchased $300 of the 15% Notes. Mr. Sandberg, our Chairman, is the controlling member of Red Oak Partners, LLC, which owns 50% of Pinnacle Partners, LLC, the general partner of the Pinnacle Fund, LLLP.  Red Oak Partners, LLC is also the manager of the Pinnacle Fund, LLLP. We expensed $115 of fees for this transaction during 2012. The 15% Notes are secured by all of our assets, but are subordinated to our obligations to the senior note payable discussed below.  The 15% Notes also contain customary terms of default.

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

The loan agreement, which was amended effective December 31, 2012, also provides for a conditional commitment to provide additional single advance senior secured term loans from time to time in an aggregate amount not to exceed $10,000 to be used for refinancing certain other indebtedness, funding permitted acquisitions or other growth initiatives, and paying fees and expenses of the term loans and permitted acquisitions.  We have not borrowed any amounts under the conditional term loan commitment.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The senior note payable bears interest at a floating annual rate equal to LIBOR plus 8.00%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. It requires a separate $2,000 principal payment by October 31, 2013 in addition to monthly payments of interest only beginning on August 1, 2012 and quarterly principal payments of $362 beginning on October 1, 2012, with any remaining principal due on July 1, 2016.  If we do not make the $2,000 principal payment by May 31, 2013, the interest rate on that portion of the entire term loan will increase by 3% until paid. In addition, in March 2013, we paid a $240 loan amendment fee, of which $52 was recorded to interest expense and $188 was recorded as a prepaid expense and are amortizing to interest expense over the term of the note payable using the straight-line method.

We may prepay all or a portion of the principal amount outstanding at any time, subject to a premium ranging from 1% to 5% of the principal amount being prepaid depending on if the prepayment occurs on or before the first, second or third anniversary of the closing date.  The term loan requires annual mandatory prepayments beginning December 31, 2012 of outstanding principal with 75% of excess cash flow as defined in the loan agreement (such percentage to be reduced to 50% if we achieve a specified senior debt-to-EBITDA ratio) and, at Deerpath’s election, with proceeds from certain events, including 100% of the net proceeds of any asset sales and issuance of equity securities. The senior note payable is secured by a first priority lien on all of our and our subsidiaries’ assets and pledges of 100% of the equity interests in Asure’s domestic subsidiaries and 65% of the equity interests in Asure’s foreign subsidiaries.

The loan agreement contains customary covenants, including but not limited to limitations with respect to debt, liens, mergers and acquisitions, sale of assets, loans or advances to and investments in others, dividends or other distributions, capital expenditures and management compensation. Beginning with the quarter ending September 30, 2012, we were required to maintain a total debt-to-EBITDA ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 at December 31, 2012). Beginning with the quarter ended March 31, 2013, we were required to maintain a total debt-to-EBITDA ratio of not greater than 4.50 to 1.00, with the levels stepping down thereafter to 2.75 to 1.00 for the quarter ending March 31, 2014 and thereafter.  Beginning with the quarter ended December 31, 2012, we agreed to a senior debt-to-EBITDA ratio of not greater than 2.66 to 1.00 with the levels stepping down thereafter to 1.75 to 1.00 for the quarter ending December 31, 2014 and thereafter.  Deerpath may designate one representative to attend all meetings of our board of directors as a non-voting observer.

We were in compliance with the amended covenant requirements as of March 31, 2013 and expect to be in compliance over the subsequent twelve month period.

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

We made principal payments of $362 on the senior note payable on each of October 1, 2012 and January 1, 2013.

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

We repaid the $500 outstanding under the line of credit in full in July 2012. This line has expired as of December 31, 2012.

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended March 31, 2013 and 2012 were $24 and $11, respectively. We issued 2,500 and 6,125 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended March 31, 2013 and 2012, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2012 to increase the number of shares reserved under the plan from 525,000 to 900,000. We have a total of 677,000 options granted and outstanding pursuant to the 2009 Plan as of March 31, 2013.

NOTE 8 – OTHER COMPREHENSIVE LOSS

Comprehensive (loss) income represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands):

	Foreign Currency Items	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2012	$(102)	$(102)
Other comprehensive income (loss) before reclassifications	38	38
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income (loss)	38	38
Ending balance, March 31, 2013	$(64)	$(64)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended March 31, 2013
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$38	$—	$38

Other comprehensive (loss) income	$38	$—	$38

NOTE 9 – NET LOSS PER SHARE

We compute Net Loss per Share based on the weighted average number of common shares outstanding for the period.  Diluted Net Loss per Share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 677,000 and 519,000 shares as of March 31, 2013 and 2012, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

 On April 30, 2012, we completed a 3-for-2 stock split. All prior periods have been adjusted to reflect the impact of the stock split, including the impact on basic and diluted net loss per share.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2013 and 2012:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012
Net Loss	(1,100)	(847)
Weighted-average shares of common stock outstanding	5,261,000	4,699,000

Basic and diluted net loss per share	(0.21)	(0.18)

NOTE 10 – SUBSEQUENT EVENT

On April 11, 2013, we received a letter from The NASDAQ Stock Market (“NASDAQ”) stating that pursuant to Rule 5550(b)(2), we had not met the $35 million minimum Market Value of Listed Securities (“MVLS”) for our common stock.

The NASDAQ notification has no immediate effect on the listing of our common stock and Asure has a grace period of 180 calendar days, or until October 8, 2013, to regain compliance. After the grace period expires, NASDAQ may notify us of its intent to delist our common stock, to which we may appeal any delisting determination by the NASDAQ staff to a NASDAQ Hearings Panel.

Under Rule 5550, we can regain compliance and avoid the potential for delisting by satisfying any one of the minimum MVLS test, the minimum equity test or the minimum net income test. NASDAQ advised us in its letter that we did not meet the requirements under NASDAQ Marketplace Rule 5550(b)(1), which requires maintenance of $2.5 million of stockholders’ equity, and Rule 5550(b)(3), which requires net income from continuing operations of $500,000 or more in 2012 or in two of the three years 2010, 2011 and 2012. However, NASDAQ did not advise us that our failure to meet those Rules subjects us to potential delisting.

Although we cannot control our stock price or market capitalization, Asure will continue to monitor the MVLS for its common stock and consider various options available if the common stock does not trade at a level that is likely to regain compliance within the requisite grace period. One of the options available to us is to issue common stock to meet the minimum equity requirement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of and for the three months ended March 31, 2013 and 2012 should be read in conjunction with our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

Our product offerings consist of AsureSpace™ workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® time and labor management solutions which help organizations optimize labor and labor administration costs and activities. We target our sales and marketing efforts to a wide range of audiences, from small and medium-sized businesses to Fortune 500 companies and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific. We generate sales of our solutions through our direct sales teams and indirectly through our channel partners.  We are expanding our investment in our direct sales teams to continue to address our market opportunity.

In April 2012, we effected a 3-for-2 stock split.  We made cash payments based upon the closing price of our shares on the record date in lieu of the issuance of fractional shares. Share and per share information in this report, including in our financial statements, reflect the impact of the stock split.

On April 11, 2013, we received a letter from The NASDAQ Stock Market (“NASDAQ”) stating that pursuant to Rule 5550(b)(2), we had not met the $35 million minimum Market Value of Listed Securities (“MVLS”) for our common stock.  The NASDAQ notification has no immediate effect on the listing of our common stock and Asure has a grace period of 180 calendar days, or until October 8, 2013, to regain compliance. Although we cannot control our stock price or market capitalization, Asure will continue to monitor the MVLS for its common stock and consider various options available if the common stock does not trade at a level that is likely to regain compliance within the requisite grace period. One of those options available to us is to issue common stock to meet the minimum equity requirement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties.  Additionally, Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED March 31,
	2013	2012
Revenues	100%	100%
Gross margin	70.3	74.8
Selling, general and administrative	54.8	51.4
Research and development	11.7	14.2
Amortization of intangible assets	9.7	7.0
Total operating expenses	76.3	72.7
Other income (loss), net	(11.7)	(21.5)
Net loss	(18.4)	(20.4)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenues

Revenues represent our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended March 31, 2013 were $5,975, an increase of $1,822 or 43.9%, from the $4,153 reported for the three months ended March 31, 2012.  The increase was primarily due to $1,925 of revenues generated by PeopleCube, which we acquired in July 2012.

Although our sales are concentrated in certain industry sectors, including corporate, education, healthcare, governmental, legal and non-profit, our total customer base is widely spread across industries.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States and Canada.  Additionally, Asure has a distribution partner in Australia.   We continue to target small and medium size businesses and divisions of enterprises in these same industries as prospective customers. As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Asure will continue to focus on sales of its Meeting Room Manager On Demand, PeopleCube and ADI SaaS products.

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

Gross Margin

Consolidated gross margin for the three months ended March 31, 2013 was $4,198, an increase of $1,091, or 35.1%, from the $3,107 reported for the three months ended March 31, 2012.  Gross margin as a percentage of revenues was 70.3% and 74.8% for the three months ended March 31, 2013 and 2012, respectively.  We attribute the increase in gross margins of $1,091 to a full year of ADI and Legiant revenues and the acquisition of PeopleCube in July 2012. Absent PeopleCube, gross margin would have increased to 76%. PeopleCube accounted for 32% of first quarter 2013 consolidated revenues and recognized an overall gross margin of 60%.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2013 were $3,276, an increase of $1,141 or 53.4%, from the $2,135 reported for the three months ended March 31, 2012.  SG&A expenses as a percentage of revenues were 54.8% and 51.4% for the three months ended March 31, 2013 and 2012, respectively. The increase of $1,141 was primarily due to approximately $935 of PeopleCube expenses, which business we acquired in the third quarter of 2012, and were therefore not present in the first quarter of 2012, as well as an increase of approximately $200 in ADI’s sales and marketing salaries.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2013 were $700, an increase of $109, or 18.4%, from the $591 reported for the three months ended March 31, 2012. R&D expenses as a percentage of revenues were 11.7% and 14.2% for the three months ended March 31, 2013 and 2012, respectively.  Absent PeopleCube, which had R&D expenses of $278 which were not present in the first quarter of 2012, R&D expenses would have decreased $169 from the prior year first quarter.

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

Additionally, Asure continues to develop Meeting Room Manager and released in June 2012 a new version that enhanced the Microsoft Outlook Plug-in, Web and Interactive LCD interfaces, allowed assigned delegates the ability to schedule meetings on behalf of others and provided more sophisticated conflict resolution options for scheduling recurring meetings via Microsoft Outlook.

Asure’s development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. Management believes we have the appropriate development team to design and further improve our workforce management solutions.

Amortization of Intangible Assets in Operating Expenses

Amortization expenses for the three months ended March 31, 2013 were $582, an increase of $290, or 99.3%, from the $292 reported for the three months ended March 31, 2012. Amortization expenses as a percentage of revenues were 9.7% and 7.0% for the three months ended March 31, 2013 and 2012, respectively. This increase is due to the amortization of intangibles acquired in the acquisition of PeopleCube in July 2012.

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 was $39, a decrease of $6, or 13.3%, from the $45 reported for the three months ended March 31, 2012.

Other Income and Expense

Other expense for the three months ended March 31, 2013 was $701, a decrease of $190, or 21.3%, from the $891 reported for the three months ended March 31, 2012. Other expense as a percentage of revenues was 11.7% and 21.5% for the three months ended March 31, 2013 and 2012, respectively.  Other expense for the three months ended March 31, 2013 is composed primarily of interest expense on notes payable of $680. Other expense for the three months ended March 31, 2012 is comprised of loss on debt conversion $199, amortization of OID and derivative mark-to-market of $535 and quarterly interest on notes payable of $120.

Net Loss

We generated a net loss of $1,100, or $(0.21) per share, during the three months ended March 31, 2013, compared to a net loss of $847 or $(0.18) per share reported for the three months ended March 31, 2012.  Net loss as a percentage of total revenues was 18.4% for the three months ended March 31, 2013 compared to net loss of 20.4% of total revenues for the three months ended March 31, 2012.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, especially during this macroeconomic environment downturn, and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

	MARCH 31,	DECEMBER 31,
	2013	2012
	(in thousands)

Working capital	$(10,226)	$(9,689)
Cash, cash equivalents and short-term investments	1,588	2,177

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2013	2012
	(in thousands)

Cash provided by operating activities	$76	$609
Cash used in investing activities	(140)	(21)
Cash used in financing activities	(570)	(494)

Working capital was ($10,226) on March 31, 2013, a decrease of $537 from $(9,689) on December 31, 2012.  The decrease was due to an increase in deferred revenue of $605 and an increase in accrued compensation and benefits of $260, offset by an increase in prepaid expenses and other current assets of $348. These changes are primarily attributable to the acquisition of ADI and Legiant in 2011 and PeopleCube in July 2012.

Cash provided by operating activities was $76 for the three months ended March 31, 2013 primarily due to the net loss of $(1,100) which was offset by depreciation and amortization of $764, an increase in accrued expenses and deferred revenue of $825, and an increase in prepaid expenses of $172. Cash provided by operating activities was $609 for the three months ended March 31, 2012 primarily due to a loss of ($847) which was offset by the non-cash loss on debt conversion of $198, depreciation and amortization of $404, interest expense on amortization of OID and derivative mark-to-market of $535, and a decrease in accounts payable, accrued expenses and deferred revenue of $ 246.

Cash used in investing activities was $140 and $21 for the three months ended March 31, 2013 and March 31, 2012, respectively, due to net purchases of property.

Cash used in financing activities was $570 and $494 for the three months ended March 31, 2013 and March 31, 2012, respectively, consisting of payments on notes payable and capital leases. Cash used in financing for the three months ended March 31, 2013 and March 31, 2012 also included $188 of payments on amendment of the senior note payable and $222 of payments on conversion of subordinated notes payable, respectively.

We lease office space and equipment under non-cancelable operating leases that expire at various dates through 2016. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $559 or 50.8% of our total operating lease obligations relate to our corporate office facility at Wild Basin in Austin, Texas.

As of March 31, 2013, Asure’s principal source of liquidity consisted of approximately $1.6 million of current cash and cash equivalents as well as future cash generated from operations. Subject to the matters discussed below, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We continue to reduce expenses and may utilize some of our cash balances in the short-term to reduce our long-term costs. We currently project that we can generate positive cash flows from our operating activities in 2013.

Our management team is focused on growing our existing software operations and is also seeking additional strategic acquisitions for the near future, although we have no current agreements to acquire any technology or business. At present, we plan to fund any future acquisition with equity, existing cash, cash generated from future operations and/or cash or debt raised from outside sources.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions.  Future business demands may lead to cash utilization at levels greater than recently experienced.  We may need to raise additional capital in the future, including making the required $2,000 principal payment to Deerpath Funding, LP due by October 31, 2013.  However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next 12 months and to maintain compliance with the terms of our debt agreements and related covenants.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies and estimates since December 31, 2012.  For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2012 Annual Report on Form 10-K.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

ITEM  4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 15, 2013	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 15, 2013	By:	/s/ JENNIFER CROW
Jennifer Crow
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith