Form 10-Q
period 2013-06-30
ASURE SOFTWARE INC
filed 2013-08-14
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, the registrant had outstanding 5,928,976 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,295	$2,177
Restricted cash	250	250
Accounts receivable, net of allowance for doubtful accounts of $192 and $182 at June 30, 2013 and December 31, 2012, respectively	2,976	3,040
Inventory	260	266
Notes receivable	9	19
Prepaid expenses and other current assets	1,648	1,497
Total current assets	8,438	7,249
Property and equipment, net	1,177	1,154
Goodwill	15,527	15,525
Intangible assets, net	10,875	12,179
Other assets	48	41
Total assets	$36,065	$36,148
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,450	$3,450
Accounts payable	2,108	2,713
Accrued compensation and benefits	414	78
Other accrued liabilities	1,002	1,013
Deferred revenue	9,612	9,246
Total current liabilities	14,586	16,500
Long-term liabilities:
Deferred revenue	720	637
Notes payable- related party	800	800
Notes payable	15,436	15,887
Other liabilities	447	164
Total long-term liabilities	17,403	17,488
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,313 and 5,644 shares issued, 5,929 and 5,260 shares outstanding at June 30, 2013 and December 31, 2012, respectively	63	56
Treasury stock at cost, 384 shares at June 30, 2013 and December 31, 2012	(5,017)	(5,017)
Additional paid-in capital	277,981	274,445
Accumulated deficit	(268,891)	(267,222)
Accumulated other comprehensive loss	(60)	(102)
Total stockholders’ equity	4,076	2,160
	$36,065	$36,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2013	2012	2013	2012
Revenues	$6,296	$4,205	$12,271	$8,357
Cost of Sales	(1,481)	(991)	(3,258)	(2,037)
Gross Margin	4,815	3,214	9,013	6,320

Operating Expenses
Selling, general and administrative	3,448	2,334	6,724	4,467
Research and development	664	591	1,364	1,181
Amortization of intangible assets	582	292	1,164	586
Total Operating Expenses	4,694	3,217	9,252	6,234

Income/(Loss) From Operations	121	(3)	(239)	86

Other Income (Loss)
Interest income	-	1	-	2
Loss on disposal of assets	-	(26)	-	(36)
Loss on debt conversion	-	-	-	(198)
Foreign currency translation loss	(3)	(1)	(24)	(29)
Interest expense and other	(520)	(118)	(1,050)	(238)
Interest expense- amortization of OID and derivative mark-to market	(125)	(56)	(275)	(591)
Total other income (loss)	(648)	(200)	(1,349)	(1,090)

Loss From Operations before Income Taxes	(527)	(203)	(1,588)	(1,004)
Provision for income taxes	(42)	(120)	(81)	(166)
Net Loss	$(569)	$(323)	$(1,669)	$(1,170)
Other Comprehensive Loss:
Foreign currency (loss) gain	4	(2)	42	26
Other Comprehensive Loss	$(565)	$(325)	$(1,627)	$(1,144)

Basic and Diluted Net Loss Per Share
Basic	$(0.10)	$(0.06)	$(0.31)	$(0.24)
Diluted	$(0.10)	$(0.06)	$(0.31)	$(0.24)
Weighted Average Basic and Diluted Shares
Basic	5,497,000	4,982,000	5,380,000	4,841,000
Diluted	5,497,000	4,982,000	5,380,000	4,841,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,669)	$(1,170)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,523	819
Provision for doubtful accounts	10	37
Share-based compensation	69	35
Amortization of original issue discount (OID)	275	126
Loss on sale/disposal of assets	-	36
Derivative mark-to-market	-	465
Loss on debt conversion	-	198
Changes in operating assets and liabilities:
Notes receivable	10	-
Accounts receivable	54	(157)
Inventory	6	(40)
Prepaid expenses and other assets	30	62
Accounts payable	(605)	400
Accrued expenses and other long-term obligations	651	221
Deferred revenue	442	(94)
Net cash provided by operating activities	796	938

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment	(245)	(151)
Collection of note receivable	-	72
Net cash used in investing activities	(245)	(79)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(2,726)	(290)
Payments on amendment of senior notes payable	(188)	-
Net proceeds from issuance of common stock	3,461	-
Payments on conversion of subordinated notes payable	-	(222)
Proceeds from line of credit	-	55
Payments on capital leases	(43)	(18)
Net proceeds from exercise of options	13	16
Net cash provided by (used in) financing activities	517	(459)

Effect of translation exchange rates	50	26

Net increase (decrease) in cash and cash equivalents	1,118	426
Cash and equivalents at beginning of period	2,177	1,067
Cash and equivalents at end of period	$3,295	$1,493

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$656	$189

Non-cash Investing and Financing Activities:
Conversion of subordinated convertible notes payable to equity	-	2,247

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2013 and December 31, 2012, the results of operations for the three and six months ended June 30, 2013 and 2012, and the cash flows for the six months ended June 30, 2013 and 2012. Asure has adjusted all prior periods to reflect its 3-for-2 stock split which occurred on March 27, 2012, as if it had occurred at the earliest date presented in these financial statements.

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

LIQUIDITY

On April 11, 2013, we received a letter from The NASDAQ Stock Market (“NASDAQ”) stating that pursuant to Rule 5550(b)(2), we had not met the $35 million minimum Market Value of Listed Securities (“MVLS”) for our common stock for the period from February 26, 2013 to April 10, 2013. Rule 5550(b)(2) requires the Company to have a minimum MVLS of $35 million for at least 30 consecutive business days. In order to regain compliance with Rule 5550(b)(2), the Company’s MVLS must close at $35 million or more for a minimum of 10 consecutive trading days. The NASDAQ notification has no immediate effect on the listing of our common stock and Asure has a grace period of 180 calendar days, or until October 8, 2013, to regain compliance.

Under Rule 5550, we can regain compliance and avoid the potential for delisting of our common stock by satisfying any one of the MVLS test, the minimum equity test  (total stockholders’ equity of $2,500) or the minimum net income test ($500 in net income from operations). Although we cannot control our stock price or market capitalization, we continue to monitor the MVLS for our common stock and are considering various options available to us if our common stock does not trade at a level that is likely to regain compliance within the requisite grace period.

In May 2013, we sold approximately 662,000 shares of common stock to various investors, including certain directors of the Company and other entities affiliated with the directors at a purchase price of $5.31 per share, for proceeds, net of fees and expenses, of approximately $3,500.  We believe this transaction allows us to meet the minimum equity test and brought us back into compliance with the NASDAQ requirements and we are awaiting confirmation from NASDAQ to this effect.

As of June 30, 2013, Asure’s principal source of liquidity consisted of $3,295 of current cash and cash equivalents as well as future cash generated from operations.  We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our Notes Payable, and the related debt covenant requirements. We are continuing to reduce expenses and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

Management is focused on growing our existing product offering as well as our customer base to increase our recurring customer revenues. We are also exploring additional strategic acquisitions in the near future, although we have no agreements to make any acquisition at this time.  In the short-term, Asure plans to fund any acquisitions with equity, available cash, future cash from operations, or cash or debt raised from outside sources.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next 12 months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand.

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

CONTINGENCIES

In December 2012, we demanded a purchase price adjustment from PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012, based on matters we discovered after closing.  Both parties have agreed for the post-closing adjustment to be resolved by an Independent Accountant consistent with the purchase agreement.  In January 2013, we filed a claim in federal court seeking contractual indemnification for the sellers’ breach of warranties and representations made in the purchase agreement.  The sellers simultaneously filed a claim in the state court of Massachusetts alleging that we did not comply with certain provisions of the purchase agreement.  In May 2013, the sellers amended their original complaint to allege misrepresentations and omissions by us in connection with the purchase transaction.  The sellers seek an unspecified amount of damages and the trebling of such damages once calculated. We have filed a counterclaim in Massachusetts for breach of warranties and representations.  We believe the sellers' claims for damages are without merit and we are defending against them vigorously.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

  The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively:

		Fair Value Measure at June 30, 2013
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$3,295	$3,295	$-	$-
Restricted cash- certificate of deposit	$250	$-	$250	$-
Total	$3,545	$3,295	$250	$-

		Fair Value Measure at December 31, 2012
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,177	$2,177	$-	$-
Restricted cash- certificate of deposit	$250	$-	$250	$-
Total	$2,427	$2,177	$250	$-

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

Following is the purchase price allocation for the acquisition of PeopleCube in 2012. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for this acquisition upon preliminary calculations and valuations.  Our estimates and assumptions for this acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets acquired and liabilities assumed, certain legal matters and income and non-income based taxes. We expect to deduct goodwill arising from this acquisition for tax purposes over 15 years.

We recorded the transaction using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $7.4 million of intangible assets subject to amortization consist of $5.2 million allocated to Customer Relationships, $1.8 million in Developed Technology, $338 for Trade Names and $23 for a Covenant not-to-compete.  We estimated the fair value of the Customer Relationships using the excess earnings method, a form of the income approach.  We discounted cash flow projections using a rate of 16.6%, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations to us. We estimated the fair value of the Developed Technology and Trade Names using the relief from royalty method based upon a 5% royalty rate.  We estimated the value of the Covenant not-to-compete using a damages calculation, which is the form of the income approach.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

Consideration paid:
Cash per stock purchase agreement	$10,000
Working capital adjustments	(200)
Total cash paid	9,800
Fair value of note payable	2,404
Fair value of stock issued	747
Total consideration paid	$12,951

We based the allocations on fair values at the date of acquisition:

PeopleCube
Assets Acquired
Accounts receivable	$2,608
Fixed assets	117
Other assets	124
Goodwill	9,276
Intangibles	7,445
Total assets acquired	19,570

Liabilities assumed
Accounts payable	(671)
Accrued other liabilities	(245)
Subordinated notes payable	(1,614)
Deferred revenue	(4,089)
Total liabilities assumed	(6,619)

Net assets acquired	$12,951

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

	FOR THE THREE MONTHS ENDED JUNE 30,	FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2012
Revenues	$6,836	$13,247
Net (loss)	$(1,150)	$(3,126)
Net (loss) per common share:
Basic and diluted	$(0.22)	$(0.60)

Weighted average shares outstanding:
Basic and diluted	$5,237	$5,237

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2012	$15,525
Adjustments to goodwill	2
Balance at June 30, 2013	$15,527

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2013 and December 31, 2012 are as follows:

		June 30, 2013
	Weighted Average Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$3,428	$(1,250)	$2,178
Customer Relationships	7.4	12,478	(4,437)	8,041
Reseller Relationships	7	853	(213)	640
Trade Names	5	663	(663)	-
Covenant not-to-compete	4	205	(189)	16
		$17,627	$(6,752)	$10,875

		December 31, 2012
	Weighted Average Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	5	$3,428	$(1,111)	$2,317
Customer Relationships	7.4	12,478	(3,515)	8,963
Reseller Relationships	7	853	(152)	701
Trade Names	5	663	(494)	169
Covenant not-to-compete	4	205	(176)	29
		$17,627	$(5,448)	$12,179

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

We record amortization expense using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended June 30, 2013 and 2012 were $582 and $292, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $70 and $65 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $1,164 and $586 included in Operating Expenses, and $140 and $128, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2013 (remaining)	$1,132
December 31, 2014	2,250
December 31, 2015	2,096
December 31, 2016	1,586
December 31, 2017	1,572
Thereafter	2,239
$10,875

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of June 30, 2013	Balance as of December 31,2012
Subordinated notes payable: ADI - Acquisition Note	10/1/2014	0.16%	$746	$693
Subordinated notes payable: Legiant Acquisition - Note # 2	10/1/2014	5.00%	186	186
Subordinated notes payable: ADI – Acquisition – Note #3	10/1/2014	0.20%	1,593	1,510
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	322	311
Subordinated Notes Payable – 15% Notes	9/30/2014	15.00%	800	800
Subordinated Notes Payable: PeopleCube Acquisition Note	10/31/2014	10.0%	2,627	2,499
Senior Note Payable	7/01/2016	11.50%	11,412	14,138
Total Notes Payable			$17,686	$20,137
Short-term notes payable			$1,450	$3,450
Long-term notes payable			$16,236	$16,687

The following table summarizes the future principal payments related to our outstanding debt, including the impact of the amendment to the Senior Note Payable discussed below:

Twelve Months Ended	Gross Amount	Unamortized Original Issue Discount	Total Notes Payable
December 31, 2013	$1,450
December 31, 2014	8,397
December 31, 2015	1,450
December 31, 2016	7,062
	$18,359	$673	$17,686

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

The 9% Notes - Amendments

In March 2012, we amended the terms of the 9% Notes to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes was permitted to convert the outstanding principal balance due thereunder into shares of our common stock at the conversion price originally set forth in the 9% Notes ($5.00 per share of common stock) on or before March 15, 2012.  As consideration for agreeing to the terms of the amendment, we made a one-time cash payment in such amount as follows: (i) $211 for holders of 9% Notes who elected to convert their 9% Notes into common stock prior to March 16, 2012, an amount equal to 80% of the interest that such holder would have received by holding the 9% Note to maturity and (ii) $11 for holders of 9% Notes who did not elect to convert their 9% Notes into common stock prior to March 16, 2012, an amount equal to 3% of the outstanding principal amount of each 9% Note.  In each case, the holders of the 9% Notes agreed to the removal of the dilution protection provision to reset the conversion price below $5.00 per share upon certain issuances of our common stock below $5.00 per share.  Holders of approximately $1,150 of the total $1,500 of principal amount of 9% Notes converted their 9% Notes to common stock.

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

The senior note payable bears interest at a floating annual rate equal to LIBOR plus 8.00%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. It requires a separate $2,000 principal payment by October 31, 2013 in addition to monthly payments of interest only beginning on August 1, 2012 and quarterly principal payments of $362 beginning on October 1, 2012, with any remaining principal due on July 1, 2016.  We paid the $2,000 principal payment in May 2013.  In addition, in March 2013, we paid a $240 loan amendment fee, of which $52 was recorded to interest expense and $188 was recorded as a prepaid expense and are amortizing to interest expense over the term of the note payable using the straight-line method.

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

The loan agreement contains customary covenants, which were amended effective December 31, 2012, including but not limited to limitations with respect to debt, liens, mergers and acquisitions, sale of assets, loans or advances to and investments in others, dividends or other distributions, capital expenditures and management compensation. Beginning with the quarter ending September 30, 2012, we were required to maintain a total debt-to-EBITDA ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 at December 31, 2012). Beginning with the quarter ended March 31, 2013, we were required to maintain a total debt-to-EBITDA ratio of not greater than 4.50 to 1.00, with the levels stepping down thereafter to 2.75 to 1.00 for the quarter ending March 31, 2014 and thereafter.  Beginning with the quarter ended December 31, 2012, we agreed to a senior debt-to-EBITDA ratio of not greater than 2.66 to 1.00 with the levels stepping down thereafter to 1.75 to 1.00 for the quarter ending December 31, 2014 and thereafter.  Deerpath may designate one representative to attend all meetings of our board of directors as a non-voting observer.

A second amendment to the loan agreement was made effective March 31, 2013 to clarify the fixed charge coverage ratio calculation. It amended the required fixed charge coverage ratios required under the loan agreement to be consistent with EBITDA levels established with the first amendment that was effective as of December 31, 2012. Beginning with the quarter ended March 31, 2013, we were required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00, with levels increasing thereafter to 1.50 to 1.00 for the quarter ending December 31, 2014 to 3.00 to 1.00 for the quarter ending June 30, 2016 and thereafter.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

We were in compliance with the amended covenant requirements as of June 30, 2013 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand over the subsequent twelve month period.

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

We made principal payments of $362 on the senior note payable on each of October 1, 2012, January 1, 2013 and April 1, 2013. We paid the required $2,000 principal payment in May 2013.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

In May 2013, we sold approximately 662,000 shares of common stock to various investors, including certain directors of the Company and other entities affiliated with the directors at a purchase price of $5.31 per share, for proceeds, net of fees and expenses, of approximately $3,500. We sold the shares pursuant to a registration statement on Form S-3and a related prospectus supplement. We used $2,000 of the funds to make a principal payment under our loan agreement with Deerpath Funding, LP. We plan to use the balance of the net proceeds for general corporate purposes, which may include repayment of additional outstanding debt.

NOTE 8 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended June 30, 2013 and 2012 were $45 and $25, respectively, and $69 and $35 for the six months ended June 30, 2013 and 2012, respectively. We issued 4,425 and 1,500 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended June 30, 2013 and 2012, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2013 to increase the number of shares reserved under the plan from 900,000 to 1,200,000. We have a total of 673,000 options granted and outstanding pursuant to the 2009 Plan as of June 30, 2013.

NOTE 9 – OTHER COMPREHENSIVE LOSS

Comprehensive (loss) income represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands):

	Foreign Currency Items	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2012	$(102)	$(102)
Other comprehensive income (loss) before reclassifications	42	42
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income (loss)	42	42
Ending balance, June 30, 2013	$(60)	$(60)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended June 30, 2013
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$4	$—	$4

Other comprehensive (loss) income	$4	$—	$4

	Six Months Ended June 30, 2013
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$42	$—	$42

Other comprehensive (loss) income	$42	$—	$42

NOTE 10 – NET LOSS PER SHARE

We compute Net Loss per Share based on the weighted average number of common shares outstanding for the period.  Diluted Net Loss per Share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 673,000 shares for the three and six months ended June 30, 2013 and 637,000 shares for the three and six months ended June 30, 2012, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

 On April 30, 2012, we completed a 3-for-2 stock split. All prior periods have been adjusted to reflect the impact of the stock split, including the impact on basic and diluted net loss per share.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net Loss	$(569)	$(323)	$(1,669)	$(1,170)

Weighted-average shares of common stock outstanding	5,497,000	4,982,000	5,380,000	4,841,000
Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.31)	$(0.24)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Asure’s financial position as of and for the three months and six months ended June 30, 2013 and 2012 should be read in conjunction with our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

On April 11, 2013, we received a letter from The NASDAQ Stock Market (“NASDAQ”) stating that pursuant to Rule 5550(b)(2), we had not met the $35 million minimum Market Value of Listed Securities (“MVLS”) for our common stock for the period from February 26, 2013 to April 10, 2013. Rule 5550(b)(2) requires the Company to have a minimum MVLS of $35 million for at least 30 consecutive business days. In order to regain compliance with Rule 5550(b)(2), the Company’s MVLS must close at $35 million or more for a minimum of 10 consecutive trading days. The NASDAQ notification has no immediate effect on the listing of our common stock and Asure has a grace period of 180 calendar days, or until October 8, 2013, to regain compliance.

 Under Rule 5550, we can regain compliance and avoid the potential for delisting of our common stock by satisfying any one of the MVLS test, the minimum equity test (total stockholder’s equity of $2.5 million) or the minimum net income test ($500,000 in net income from operations). Although we cannot control our stock price or market capitalization, we continue to monitor the MVLS for our common stock and are considering various options available to us if our common stock does not trade at a level that is likely to regain compliance within the requisite grace period.

In May 2013, we sold approximately 662,000 shares of common stock to various investors, including certain directors of the Company and other entities affiliated with the directors at a purchase price of $5.31 per share, for proceeds, net of fees and expenses, of approximately $3.5 million.  We believe this transaction allows us to meet the minimum equity test and brought us back into compliance with the NASDAQ requirements and we are awaiting confirmation from NASDAQ to this effect.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenues	100%	100%	100%	100%
Gross margin	76.5	76.4	73.4	75.6
Selling, general and administrative	54.8	55.5	54.8	53.5
Research and development	10.5	14.1	11.1	14.1
Amortization of intangible assets	9.2	6.9	9.5	7.0
Total operating expenses	74.6	76.5	75.4	74.6
Other income (loss), net	(10.3)	(4.8)	(11.0)	(13.0)
Net loss	(9.0)	(7.7)	(13.6)	(14.0)

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Amounts in thousands)

Revenues

Revenues represent our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended June 30, 2013 were $6,296, an increase of $2,091 or 49.7%, from the $4,205 reported for the three months ended June 30, 2012.  The increase was primarily due to $2,088 of revenues generated by PeopleCube, which we acquired in July 2012.

Revenues for the six months ended June 30, 2012 were $12,271, an increase of $3,914 or 46.8%, from the $8,357 reported for the six months ended June 30, 2012.  The increase was primarily due to $4,013 of revenues generated by PeopleCube, which we acquired in July 2012.

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

Gross Margin

Consolidated gross margin for the three months ended June 30, 2013 was $4,815, an increase of $1,601, or 49.8%, from the $3,214 reported for the three months ended June 30, 2012.  Gross margin as a percentage of revenues was 76.5% and 76.4% for the three months ended June 30, 2013 and 2012, respectively.  We attribute the increase in gross margins of $1,601 to a full year of ADI and Legiant revenues and the acquisition of PeopleCube in July 2012. Absent PeopleCube, gross margin as a percentage of revenues would have increased to 81.8%. PeopleCube accounted for 33.2% of second quarter 2013 consolidated revenues and realized an overall gross margin of 65.8%.

Consolidated gross margin for the six months ended June 30, 2013 were $9,013, an increase of $2,693, or 42.6%, from the $6,320 reported for the six months ended June 30, 2012.  Gross margins as a percentage of revenues were 73.4% and 75.6% for the six months ended June 30, 2013 and 2012, respectively. Absent PeopleCube, gross margin as a percentage of revenues would have increased to 78.8%. PeopleCube accounted for 32.7% of year to date 2013 consolidated revenues and realized an overall gross margin of 62.5%.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2013 were $3,448, an increase of $1,114 or 47.7%, from the $2,334 reported for the three months ended June 30, 2012.  SG&A expenses as a percentage of revenues were 54.8% and 55.5% for the three months ended June 30, 2013 and 2012, respectively. The increase of $1,114 was primarily due to approximately $992 of PeopleCube expenses, which business we acquired in the third quarter of 2012, and were therefore not present in the second quarter of 2012. Additionally, ADI’s SG&A expenses increased approximately $325, primarily due to an increase in sales and marketing salaries and benefits due to increased headcount and increased commissions due to increased sales, offset by a decrease in the remainder of SG&A expenses of $203.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2013 were $6,724, an increase of 2,257 or 50.5%, from the $4,467 reported for the six months ended June 30, 2012. SG&A expenses as a percentage of revenues were 54.8% and 53.5% for the six months ended June 30, 2013 and 2012, respectively.   The increase of $2,257 was driven by the $1,926 of PeopleCube expenses not present in the second quarter of 2012. Additionally ADI and Legiant’s SG&A expenses increased $523 due primarily to an increase in ADI’s sales and marketing salaries and benefits due to increased headcount and increased commissions due to increased sales, offset by a decrease of the remaining SG&A expenses of $183.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended June 30, 2013 were $664, an increase of $73, or 12.4%, from the $591 reported for the three months ended June 30, 2012. R&D expenses as a percentage of revenues were 10.5% and 14.1% for the three months ended June 30, 2013 and 2012, respectively.  Absent PeopleCube, which had R&D expenses of $252 which were not present in the second quarter of 2012, R&D expenses would have decreased $179 from the prior year second quarter.

Research and development (“R&D”) expenses for the six months ended June 30, 2013 were $1,364, an increase of $183, or 15.5%, from the $1,181 reported for the six months ended June 30, 2012. R&D expenses as a percentage of revenues were 11.1% and 14.1% for the six months ended June 30, 2013 and 2012, respectively.  PeopleCube had R&D expenses of $530 which were not present in the second quarter of 2012. These were offset by a decrease in professional fees of $223 and salaries and headcount of $59, as well as a decrease in R&D expenses of $43 due to the closure of India and Canada operations in 2012.

Asure continues to improve its products and technologies through organic improvements and through acquired intellectual property.  The workforce product line continued to innovate by adding mobile solutions, world class SaaS hosting infrastructure and a proprietary time clock product set.  The proprietary time clock product set includes multiple models which incorporate keypad and touch screen user interfaces, as well as proximity card, bar code card, and biometric data input.  The workforce software product lines continued to evolve through quarterly feature releases and monthly maintenance releases.  These product releases continued to serve client requests, and in management’s view, maintain a technological edge with competition.

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

Amortization of Intangible Assets in Operating Expenses

Amortization expenses for the three months ended June 30, 2013 were $582, an increase of $290, or 99.3%, from the $292 reported for the three months ended June 30, 2012. Amortization expenses as a percentage of revenues were 9.2% and 6.9% for the three months ended June 30, 2013 and 2012, respectively. Amortization expenses for the six months ended June 30, 2013 were $1,164, an increase of $578 or 98.6% compared to $586, reported for the six months ended June 30, 2012. Amortization expenses as a percentage of revenues were 9.5% and 7.0% for the six months ended June 30, 2013 and 2012, respectively.  These increases are due to the amortization of intangibles acquired in the acquisition of PeopleCube in July 2012.

Income Tax Expense

Income tax expense for the three months ended June 30, 2013 was $42, a decrease of $78, or 65.0%, from the $120 reported for the three months ended June 30, 2012. The decrease in income tax expense is due primarily to a one-time charge of $60 in the three months ended June 30, 2012 for income taxes associated with closing the Company’s India operations.

Income tax expense for the six months ended June 30, 2013 was $81, a decrease of $85, or 51.2%, from the $166 reported for the six months ended June 30, 2012, respectively. The decrease in income tax expense is due primarily to a one-time charge of $60 in the six months ended June 30, 2012 for income taxes associated with closing the Company’s India operations.

Other Income and Expense

Other expense for the three months ended June 30, 2013 was $648, an increase of $448, or 224.0%, from the $200 reported for the three months ended June 30, 2012. Other expense as a percentage of revenues was 10.3% and 4.8% for the three months ended June 30, 2013 and 2012, respectively.  This increase is primarily due to the increase in interest expense on the senior note payable entered into in conjunction with the purchase of PeopleCube in July 2012. Other expense for the three months ended June 30, 2013 is composed primarily of interest expense on notes payable of $520 and amortization of OID of $125. Other expense for the three months ended June 30, 2012 is comprised of amortization of OID and derivative mark-to-market of $56 and quarterly interest on notes payable of $118.

 Other expense for the six months ended June 30, 2013 was $1,349, an increase of $259, or 23.8%, from the $1,090 reported for the six months ended June 30, 2012. Other expense as a percentage of revenues was 11.0% and 13.0% for the six months ended June 30, 2013 and 2012, respectively. The increase in other expense is due to primarily to an increase in debt which resulted in increased interest on notes payable of $812, offset by a decrease in amortization of OID and derivative mark-to-market of $316 and a decrease of loss on debt conversion of $198.

Net Loss

We generated a net loss of $569, or $(0.10) per share, during the three months ended June 30, 2013, compared to a net loss of $323 or $(0.06) per share reported for the three months ended June 30, 2012.  Net loss as a percentage of total revenues was 9.0% for the three months ended June 30, 2013 compared to net loss of 7.7% of total revenues for the three months ended June 30, 2012.

We generated a net loss of $1,669, or $(0.31) per share, during the six months ended June 30, 2013, compared to a net loss of $1,170 or $(0.24) per share reported for the six months ended June 30, 2012.  Net loss as a percentage of total revenues was 13.6% for the six months ended June 30, 2013 compared to net loss of 14.0% of total revenues for the six months ended June 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

	JUNE 30,	DECEMBER 31,
	2013	2012
	(in thousands)

Working capital deficit	$(6,148)	$(9,251)
Cash, cash equivalents and short-term investments	3,295	2,177

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2013	2012
	(in thousands)

Cash provided by operating activities	$796	$938
Cash used in investing activities	(245)	(79)
Cash provided by (used in) financing activities	517	(459)

Working capital deficit was ($6,148) on June 30, 2013, a decrease of $3,103 from $(9,251) on December 31, 2012.  The change in the working capital deficit was due to an increase in cash and cash equivalents of $1,118, a decrease in the current portion of notes payable of $2,000, as well as a decrease in accounts payable of $605, offset by an increase in accrued compensation and benefits of $336. These changes are primarily attributable to the sale of common stock in May 2013 for proceeds net of fees and expenses of approximately $3,500, as well as the acquisition of ADI and Legiant in 2011 and PeopleCube in July 2012.

Cash provided by operating activities was $796 for the six months ended June 30, 2013 primarily due to the net loss of $(1,669) which was offset by depreciation and amortization of $1,523, an increase in accrued expenses and deferred revenue of $1,093. Cash provided by operating activities was $938 for the six months ended June 30, 2012 primarily due to a loss of ($1,170) which was offset by the non-cash loss on debt conversion of $198, depreciation and amortization of $819, interest expense on amortization of OID and derivative mark-to-market of $591, and an increase in accounts payable of $400.

Cash used in investing activities was $245 for the six months ended June 30, 2013 due to net purchases of property. Cash used in investing activities was $79 for the six months ended June 30, 2012 due to net purchases of property and equipment of $151 which was offset by collection of notes receivable for $72.

Cash provided by financing activities was $517 for the six months ended June 30, 2013. This consisted of the sale of common stock of $3,461 offset by payments on notes payable of $2,726 and payments on capital leases of $43. Cash used in financing activities was $459 for the six months ended June 30, 2012 which was primarily related to payments on conversion of subordinated notes payable of $222  and payments on capital leases and notes payable of $308 which was offset by proceeds from exercise of options $16 and $55 from proceeds on the line of credit.

We lease office space and equipment under non-cancelable operating leases that expire at various dates through 2016. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $699 or 50.0% of our total operating lease obligations relate to our corporate office facility at Wild Basin in Austin, Texas.

As of June 30, 2013, Asure’s principal source of liquidity consisted of approximately $3,295 of current cash and cash equivalents as well as future cash generated from operations. Subject to the matters discussed below, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We continue to reduce expenses and may utilize some of our cash balances in the short-term to reduce our long-term costs. We currently project that we can generate positive cash flows from our operating activities in 2013.

Our management team is focused on growing our existing product offering as well as our customer base to increase our recurring customer revenues and is also seeking additional strategic acquisitions for the near future, although we have no current agreements to acquire any technology or business. At present, we plan to fund any future acquisition with equity, existing cash, cash generated from future operations and/or cash or debt raised from outside sources.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions.  Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next 12 months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand.

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

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In December 2012, we demanded a purchase price adjustment from PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012, based on matters we discovered after closing.  Both parties have agreed for the post-closing adjustment to be resolved by an Independent Accountant consistent with the purchase agreement.  In January 2013, we filed a claim in federal court seeking contractual indemnification for the sellers’ breach of warranties and representations made in the purchase agreement.  The sellers simultaneously filed a claim in the state court of Massachusetts alleging that we did not comply with certain provisions of the purchase agreement.  In May 2013, the sellers amended their original complaint to allege misrepresentations and omissions by us in connection with the purchase transaction.  The sellers seek an unspecified amount of damages and the trebling of such damages once calculated. We have filed a counterclaim in Massachusetts for breach of warranties and representations.  We believe the sellers' claims for damages are without merit and we are defending against them vigorously.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 14, 2013	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 14, 2013	By:	/s/ JENNIFER CROW
Jennifer Crow
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith