Form 10-Q
period 2013-09-30
ASURE SOFTWARE INC
filed 2013-11-13
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, the registrant had outstanding 5,932,644 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,106	$2,177
Restricted cash	400	250
Accounts receivable, net of allowance for doubtful accounts of $209 and $182 at September 30, 2013 and December 31, 2012, respectively	3,685	3,040
Inventory	170	266
Notes receivable	9	19
Prepaid expenses and other current assets	1,597	1,497
Total current assets	8,967	7,249
Property and equipment, net	1,112	1,154
Goodwill	15,004	15,525
Intangible assets, net	10,208	12,179
Other assets	43	41
Total assets	$35,334	$36,148
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,965	$3,450
Accounts payable	1,710	2,713
Accrued compensation and benefits	446	78
Other accrued liabilities	979	1,013
Deferred revenue	10,315	9,246
Total current liabilities	15,415	16,500
Long-term liabilities:
Deferred revenue	633	637
Notes payable- related party	-	800
Notes payable	14,693	15,887
Other liabilities	424	164
Total long-term liabilities	15,750	17,488
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,313 and 5,644 shares issued, 5,929 and 5,260 shares outstanding at September 30, 2013 and December 31, 2012, respectively	63	56
Treasury stock at cost, 384 shares at September 30, 2013 and December 31, 2012	(5,017)	(5,017)
Additional paid-in capital	277,999	274,445
Accumulated deficit	(268,782)	(267,222)
Accumulated other comprehensive loss	(94)	(102)
Total stockholders’ equity	4,169	2,160
	$35,334	$36,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2013	2012	2013	2012
Revenues	$6,470	$5,659	$18,742	$14,017
Cost of Sales	(1,542)	(936)	(4,801)	(2,973)
Gross Margin	4,928	4723	13,941	11,044

Operating Expenses
Selling, general and administrative	3,216	3,975	9,939	8,443
Research and development	736	809	2,100	1,991
Amortization of intangible assets	497	573	1,662	1,158
Total Operating Expenses	4,449	5,357	13,701	11,592

Income (Loss) From Operations	479	(634)	240	(548)

Other Income (Loss)
Interest income	48	-	48	3
Gain (loss) on sale/disposal of assets	72	9	72	(28)
Loss on debt conversion	-	-	-	(198)
Foreign currency translation gain (loss)	5	7	(19)	(22)
Interest expense and other	(328)	(520)	(1,378)	(759)
Interest expense- amortization of OID and derivative mark-to-market	(128)	(60)	(403)	(651)
Total other income (loss), net	(331)	(564)	(1,680)	(1,655)

Income (Loss) From Operations before Income Taxes	148	(1,198)	(1,440)	(2,203)
Income tax provision	(39)	(30)	(120)	(196)
Net Income (Loss)	$109	$(1,228)	$(1,560)	$(2,399)
Other Comprehensive Income (Loss):
Foreign currency gain (loss)	(34)	(2)	8	24
Other Comprehensive Income (Loss)	$75	$(1,230)	$(1,552)	$(2,375)

Basic and Diluted Net Income (Loss) Per Share
Basic	$0.02	$(0.23)	$(0.28)	$(0.48)
Diluted	$0.02	$(0.23)	$(0.28)	$(0.48)
Weighted Average Basic and Diluted Shares
Basic	5,929,000	5,245,000	5,565,000	4,976,000
Diluted	6,217,000	5,245,000	5,565,000	4,976,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,560)	$(2,399)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	2,234	1,574
Provision for doubtful accounts	27	168
Share-based compensation	113	67
Amortization of original issue discount (OID)	403	186
(Gain) loss on sale/disposal of assets	(72)	36
Interest income on settlement of post-closing working capital adjustment dispute	(48)	-
Discount on early payoff of Legiant Notes	(135)	-
Derivative mark-to-market	-	465
Loss on debt conversion	-	198
Changes in operating assets and liabilities:
Restricted cash	(150)	-
Notes receivable	10	(10)
Accounts receivable	(672)	832
Inventory	84	(69)
Prepaid expenses and other assets	196	(133)
Accounts payable	(967)	378
Accrued expenses and other long-term obligations	658	(299)
Deferred revenue	1,058	877
Net cash provided by operating activities	1,179	1,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment	(143)	(167)
Acquisitions net of cash acquired	-	(9,800)
Collection of note receivable	-	72
Net cash used in investing activities	(143)	(9,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,500	14,500
Payments on notes payable	(5,707)	(3,415)
Payments on conversion of subordinated notes payable	-	(222)
Payments on line of credit	-	(500)
Payments on capital leases	(64)	(21)
Debt financing fees	(298)	(680)
Net proceeds from issuance of common stock	3,435	-
Net proceeds from exercise of stock options	13	15
Net cash provided by (used in) financing activities	(121)	9,677

Effect of translation exchange rates	14	26

Net increase (decrease) in cash and cash equivalents	929	1,679
Cash and equivalents at beginning of period	2,177	1,067
Cash and equivalents at end of period	$3,106	$2,746

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$361	$437

Non-cash Investing and Financing Activities:
Conversion of subordinated convertible notes payable to equity	-	2,247
Issuance of common stock upon acquisition	-	747

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2013 and December 31, 2012, the results of operations for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012. Asure has adjusted all prior periods to reflect its 3-for-2 stock split which occurred on March 27, 2012, as if it had occurred at the earliest date presented in these financial statements.

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

LIQUIDITY

On April 11, 2013, The NASDAQ Stock Market (“NASDAQ”) notified us that we had failed to maintain a minimum market value of listed securities (“MVLS”) of $35,000 over the previous 30 consecutive business days as required by The NASDAQ Capital Market set forth in Listing Rule 5550(b)(2). NASDAQ also advised us in its letter that we did not meet the requirements under NASDAQ Marketplace Rule 5550(b)(1), which requires maintenance of $2,500 of stockholders’ equity, and Rule 5550(b)(3), which requires net income from continuing operations of $500 or more in 2012 or in two of the three years 2010, 2011 and 2012.  Under Rule 5550, we could regain compliance and avoid the potential for delisting of our common stock by satisfying any one of the minimum MVLS test, the minimum equity test or the minimum net income test. In order to meet the minimum equity requirement, we increased stockholders’ equity by selling 662,000 shares for net proceeds of $3,400 in May 2013. On August 21, 2013, NASDAQ notified us that since the May 2013 sale of securities, which was at a discount to the then current market price, included certain officers and directors, the private placement required shareholder approval under Listing Rule 5635(c).We held a special meeting held on September 30, 2013 at which our stockholders voted to ratify this sale of shares to our officers and directors.  On October 4, 2013, we received notification from NASDAQ that we have regained compliance with Listing Rule 5635(c) and Listing Rule 5550(b) and that this matter is now closed.

As of September 30, 2013, Asure’s principal source of liquidity consisted of $3,106 of current cash and cash equivalents as well as future cash generated from operations.  We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our amended Notes Payable, and the related debt covenant requirements. We are continuing to reduce expenses as a percentage of revenue and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

Management is focused on growing our existing product offering as well as our customer base to increase our recurring revenues. We are also exploring additional strategic acquisitions in the near future, although we have no agreements to make any acquisition at this time.   We would fund any acquisitions with equity, available cash, future cash from operations, or debt from outside sources.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next 12 months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures of additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, we are required to disclose in one location, based upon each specific AOCI component, the amounts impacting individual income statement line items. We are required to disclose the income statement line item impacts only for components of AOCI reclassified into income in their entirety. We would make the disclosures required with respect to income statement line item impacts in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For us, this Accounting Standards Update was effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on our consolidated results of operations or financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11 generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance will become effective for us as of January 1, 2014 and is consistent with our present practice.

CONTINGENCIES

In December 2012, we demanded a purchase price adjustment from PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012, based on matters we discovered after closing.  Both parties agreed for the post-closing adjustment to be resolved by an independent accountant consistent with the purchase agreement.  In January 2013, we filed a claim in federal court in Texas seeking to compel the sellers to comply with the working capital adjustment process.  The sellers simultaneously filed a claim in the state court of Massachusetts alleging that we did not comply with the working capital adjustment process.  Our claim was amended in April 2013 to add contractual indemnification claims for the sellers’ breach of warranties and representations made in the purchase agreement. In May 2013, the sellers amended their original complaint to allege misrepresentations and omissions by us in connection with the purchase transaction.  The sellers seek an unspecified amount of damages and the trebling of such damages once calculated. We have filed a counterclaim in Massachusetts for contractual indemnification claims for the sellers’ breach of their warranties and representations.

In September 2013, we reached an agreement (based upon the determination by the independent accountant) to settle our purchase price post-closing adjustment dispute with the sellers. The parties agreed to a post-closing adjustment due to us with accrued interest of $540. The parties agreed to reduce the original $3,000 deferred purchase payment by the post-closing adjustment amount. This also had the effect of reducing our long-term debt by a like amount. The remaining deferred purchase price balance is now $2,460.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The parties also agreed to dismiss the litigation and claims in Texas in favor of consolidating all remaining disputes in the Massachusetts state court. We will continue to seek contractual indemnification for the sellers’ breach of warranties and representations made in the purchase agreement in Massachusetts as a counterclaim to the sellers’ complaint. The litigation is currently in discovery. We continue to believe that the sellers' claims for damages against us are without merit and are continuing to defend them vigorously.

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

		Fair Value Measure at September 30, 2013
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$3,106	$3,106	$-	$-
Restricted cash- certificate of deposit	$400	$-	$400	$-
Total	$3,506	$3,106	$400	$-

		Fair Value Measure at December 31, 2012
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,177	$2,177	$-	$-
Restricted cash- certificate of deposit	$250	$-	$250	$-
Total	$2,427	$2,177	$250	$-

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The purchase price was composed of $9,800 in cash, subject to a post-closing working capital adjustment, (ii) 255 shares of our common stock, par value $0.01 per share, representing just under five percent of Asure’s outstanding shares and valued at $2.94 per share and (iii) an additional $3,000 note from us that is due on October 31, 2014, subject to offset of any amounts owed by the seller under the indemnification provisions of the stock purchase agreement. The note was adjusted to a fair value of $2,404 at the date of purchase based on our incremental borrowing rate. We recorded the note at fair value using a discount rate of 10%, which resulted in an original issue discount of $622, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. Details regarding the financing of the acquisition are described in the below Notes Payable table. Transactions costs for this acquisition were $905 and we expensed them as incurred.

As discussed above, in December 2012, we demanded a purchase price adjustment from PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012, based on matters we discovered after closing.  In the third quarter of 2013, we reached an agreement to settle our post-closing working capital adjustment dispute. The parties agreed to a post-closing working capital adjustment due to us of $496, with accrued interest of $44, totaling $540. The parties agreed to reduce the original $3,000 deferred purchase payment by the post-closing adjustment amount of $540. This also had the effect of reducing our long-term debt by a like amount and $496 was deducted from our goodwill balance. The remaining deferred purchase price balance under the Subordinated Notes Payable: Peoplecube Acquisition Note is now $2,460.

The following is the purchase price allocation for the acquisition of PeopleCube. We expect to continue to deduct goodwill arising from this acquisition for tax purposes over 15 years. We recorded the transaction using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $7.4 million of intangible assets subject to amortization consist of $5.2 million allocated to Customer Relationships, $1.8 million in Developed Technology, $338 for Trade Names and $23 for a Covenant not-to-compete.  We estimated the fair value of the Customer Relationships using the excess earnings method, a form of the income approach.  We discounted cash flow projections using a rate of 16.6%, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations to us. We estimated the fair value of the Developed Technology and Trade Names using the relief from royalty method based upon a 5% royalty rate.  We estimated the value of the Covenant not-to-compete using a damages calculation, which is a form of the income approach.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2012 (actual)	2012 (pro forma)
Revenues	$5,659	$18,907
Net (loss)	$(1,228)	$(4,355)
Net (loss) per common share:
Basic and diluted	$(0.23)	$(0.85)

Weighted average shares outstanding:
Basic and diluted	$5,245	$5,145

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

As discussed above, in the third quarter of 2013, we reached an agreement to settle our purchase price post-closing adjustment dispute. The parties agreed to a post-closing adjustment due to us of $496, with accrued interest of $44, totaling $540. The post-closing adjustment of $496 was deducted from our goodwill balance at September 30, 2013.

The following table summarizes the changes in our goodwill:

Balance at December 31, 2012	$15,525
Adjustments to goodwill	(521)
Balance at September 30, 2013	$15,004

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

		September 30, 2013
	Weighted Average Remaining Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	8.3	$3,407	$(1,349)	$2,058
Customer Relationships	7	12,418	(4,886)	7,532
Reseller Relationships	7	853	(244)	609
Trade Names	-	659	(659)	-
Covenant not-to-compete	2	205	(196)	9
	7.2	$17,542	$(7,334)	$10,208

		December 31, 2012
	Weighted Average Remaining Amortization		Accumulated
Intangible Asset	Period (in Years)	Gross	Amortization	Net

Developed Technology	9	$3,428	$(1,111)	$2,317
Customer Relationships	7	12,478	(3,515)	8,963
Reseller Relationships	7	853	(152)	701
Trade Names	1	663	(494)	169
Covenant not-to-compete	2	205	(176)	29
	7.2	$17,627	$(5,448)	$12,179

We record amortization expense using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended September 30, 2013 and 2012 were $497 and $573, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $102 and $126 for the three months ended September 30, 2013 and 2012, respectively. Amortization expenses for the nine months ended September 30, 2013 and 2012 were $1, 662 and $1,158 included in Operating Expenses, and $241 and $254, respectively, included in Cost of Sales.

In August 2013, we entered into a purchase agreement to sell certain customer relationships, developed technology and trade names related to certain intangible assets acquired in the purchase of PeopleCube. The selling price for these assets was $140 with a gain recognized of $72.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2013 (remaining)	$567
December 31, 2014	2,264
December 31, 2015	2,111
December 31, 2016	1,600
December 31, 2017	1,586
Thereafter	2,080
$10,208

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of September 30, 2013	Balance as of December 31,2012
Subordinated notes payable: ADI - Acquisition Note	10/1/2014	0.16%	$767	$693
Subordinated notes payable: Legiant Acquisition - Note # 2	10/1/2014	5.00%	-	186
Subordinated notes payable: Legiant – Acquisition – Note #3	10/1/2014	0.20%	-	1,510
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	327	311
Subordinated Notes Payable – 15% Notes	9/30/2014	15.00%	-	800
Subordinated Notes Payable: PeopleCube Acquisition Note	10/31/2014	10.00%	2,153	2,499
Senior Note Payable	7/01/2016	11.50%	13,411	14,138
Total Notes Payable			$16,658	$20,137
Short-term notes payable			$1,965	$3,450
Long-term notes payable			$14,693	$16,687

The following table summarizes the future principal payments related to our outstanding debt, including the impact of the amendment to the Senior Note Payable discussed below:

Twelve Months Ended	Gross Amount	Unamortized Original Issue Discount	Total Notes Payable
December 31, 2013 (remaining)	$362
December 31, 2014	5,360
December 31, 2015	1,700
December 31, 2016	9,648
	$17,070	$412	$16,658

 Subordinated Notes Payable: ADI - Acquisition Note

In conjunction with the acquisition of the assets of ADI in October 2011, our wholly-owned subsidiary issued a $1,095 note payable to the seller. This note bears interest at an annual rate of 0.16%, will mature on October 1, 2014 and is guaranteed by us. We recorded the note at fair value using a discount rate of 9%, which resulted in an original issue discount of $244, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We made a principal payment of $245 in July 2012. This note was paid in full in October 2013, less a 5% discount for early payment.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

Legiant Acquisition - Note #2

Legiant Acquisition - Note #2 is for the principal amount of $478, bears interest at an annual rate of 5.00% and required monthly payments of $10 until June 2012. Asure made a principal payment for $235 in July 2012. No further cash interest or principal is payable until the maturity date of October 1, 2014. We paid this note in full on September 30, 2013, less a 15% discount for early payment, in connection with the additional borrowing under our Senior Note Payable, as described below.

Legiant Acquisition - Note #3

Legiant Acquisition - Note #3 is for an aggregate principal amount of $1,761, bears interest at an annual rate of 0.20%, and is due in a single lump sum on October 1, 2014. We recorded the note at fair value using a discount rate of 9%, resulting in an original issue discount of $382, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We paid this note in full on September 30, 2013, less a 15% discount for early payment, in connection with the additional borrowing under our Senior Note Payable, as described below.

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

Subordinated Notes Payable - 15% Notes

In September 2011, we sold $1,700 of our 15% subordinated notes (“15% Notes”) in a private placement to accredited investors. The 15% Notes pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 15% per year. The 15% Notes have a maturity date of September 30, 2014. On July 1, 2012, Asure prepaid $900 from proceeds of the senior note payable. Mr. Goepel, our Chief Executive Officer, originally purchased $500 of the 15% Notes.  Pinnacle Fund, LLLP originally purchased $300 of the 15% Notes. Mr. Sandberg, our Chairman, is the controlling member of Red Oak Partners, LLC, which owns 50% of Pinnacle Partners, LLC, the general partner of the Pinnacle Fund, LLLP.  Red Oak Partners, LLC is also the manager of the Pinnacle Fund, LLLP. We expensed $115 of fees for this transaction during 2012. The 15% Notes are secured by all of our assets, but are subordinated to our obligations to the senior note payable discussed below.  The 15% Notes also contain customary terms of default. We paid these notes in full on September 30, 2013, in connection with the additional borrowing under our senior note payable, as described below.

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

In the third quarter of 2013, we reached an agreement to settle our post-closing working capital adjustment dispute with PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube). The parties agreed to a post-closing adjustment due to us of $496, with accrued interest of $44, totaling $540. The parties agreed to reduce the original $3,000 deferred purchase payment by the post-closing adjustment amount of $540. This also had the effect of reducing our Note by a like amount. The remaining deferred purchase price balance under the Subordinated Notes Payable: PeopleCube Acquisition Note is now $2,460.

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

The loan agreement also provides for a conditional commitment of additional single advance senior secured term loans from time to time in an aggregate amount not to exceed $10,000 to be used for refinancing certain other indebtedness, funding permitted acquisitions or other growth initiatives, and paying fees and expenses of the term loans and permitted acquisitions.

On September 30, 2013, we entered into a third amendment to our loan agreement.  Under this amendment and as part of the conditional term loan commitment, we borrowed an additional $2,500 on September 30, 2013 and obtained a commitment from Deerpath to lend us an additional $1,500 on or before December 31, 2013. The third amendment increases the amount outstanding under our senior notes payable to $13,411.

The senior note payable bears interest at a floating annual rate equal to LIBOR plus 8.00%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. It requires monthly payments of interest only and quarterly principal payments of $362 from October 1, 2012 October 1, 2013. With the additional borrowing in September 2013and beginning January 1, 2014, the quarterly principal payments will be $425 with any remaining principal due on July 1, 2016.  The first amendment in March 2013 required an additional $2,000 principal payment by October 31, 2013 which we paid in May 2013.  In addition, in connection with the first amendment, we paid a $240 loan amendment fee, of which $52 was recorded to interest expense and $188 was recorded as a prepaid expense that we amortizing to interest expense over the term of the note payable. In connection with the third amendment in September 2013, we recorded $110 of loan amendment fees as a prepaid expense and are amortizing this amount to interest expense over the term of the note payable.  There were no fees associated with the second amendment.

We may prepay all or a portion of the principal amount outstanding at any time, subject to a premium ranging from 1% to 5% of the principal amount being prepaid depending on if the prepayment occurs on or before the first, second or third anniversary of the third amendment date. The term loan requires annual mandatory prepayments beginning December 31, 2012 of outstanding principal with 75% of excess cash flow as defined in the loan agreement (such percentage to be reduced to 50% if we achieve a specified senior debt-to-EBITDA ratio) and, at Deerpath’s election, with proceeds from certain events, including 100% of the net proceeds of any asset sales and issuance of equity securities. The senior note payable is secured by a first priority lien on all of our and our subsidiaries’ assets and pledges of 100% of the equity interests in Asure’s domestic subsidiaries and 65% of the equity interests in Asure’s foreign subsidiaries.

The loan agreement contains customary covenants, which were amended effective September 30, 2013, including but not limited to limitations with respect to debt, liens, mergers and acquisitions, sale of assets, loans or advances to and investments in others, dividends or other distributions, capital expenditures and management compensation. Deerpath may designate one representative to attend all meetings of our board of directors as a non-voting observer.

We used the net proceeds from the third amendment to pay the two Legiant Acquisition Notes totaling $1,700, as well as the two related party 15% Notes totaling $800. These loans were all due in October 2014. Under the latest amendment, we also changed certain financial covenants. Beginning with September 30, 2013, our Total Debt to EBITDA Ratio may not exceed 4.75 to 1.00 (an increase from the previous requirement of 3.50 to 1.00), with levels stepping down thereafter. Our Senior Debt to EBITDA Ratio may not exceed 3.85 to 1.00 at September 30, 2013 (an increase from the previous requirement of 2.50 to 1.00), with levels stepping down thereafter.  Our Fixed Charge Coverage Ratio may not be less than 0.8 to 1.00 as of September 30, 2013 (a decrease from the previous requirement of 1.00 to 1.00), with levels stepping up thereafter.

We were in compliance with the amended covenant requirements as of September 30, 2013 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

We made principal payments of $362 on the senior note payable on each of October 1, 2012, January 1, 2013, April 1, 2013 and July 1, 2013. We paid the required $2,000 principal payment in May 2013.

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

We repaid the $500 outstanding under the line of credit in full in July 2012. This line expired as of December 31, 2012.

NOTE 7 – STOCKHOLDERS’ EQUITY

In May 2013, we sold approximately 662,000 shares of common stock to various investors, including certain directors of the Company and other entities affiliated with the directors at a purchase price of $5.31 per share, for proceeds, net of fees and expenses, of approximately $3,435. We sold the shares pursuant to a registration statement on Form S-3 and a related prospectus supplement. We used $2,000 of the funds to make a required principal payment under our loan agreement with Deerpath Funding. We plan to use the balance of the net proceeds for general corporate purposes and repayment of additional outstanding debt.

NOTE 8 – SHARE BASED COMPENSATION

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2013 to increase the number of shares reserved under the plan from 900,000 to 1,200,000. We have a total of 691,000 options granted and outstanding pursuant to the 2009 Plan as of September 30, 2013.

Share based compensation for our stock option plans for the three months ended September 30, 2013 and 2012 was $44 and $32, respectively, and $113 and $67 for the nine months ended September 30, 2013 and 2012, respectively. We issued 0 and 20 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended September 30, 2013 and 2012, respectively.

 NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive income (loss) includes foreign currency translation adjustments.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss) Items
Beginning balance, December 31, 2012	$(102)	$(102)
Other comprehensive income (loss) before reclassifications	8	8
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income (loss)	8	8
Ending balance, September 30, 2013	$(94)	$(94)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2013
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(34)	$—	$(34)

Other comprehensive income (loss)	$(34)	$—	$(34)

	Nine Months Ended September 30, 2013
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$8	$—	$8

Other comprehensive income (loss)	$8	$—	$8

NOTE 10 – NET INCOME (LOSS) PER SHARE

We compute Net Income (Loss) per Share based on the weighted average number of common shares outstanding for the period.  Diluted Net Loss per Share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 158,725 and 691,000 shares for the three and nine months ended September 30, 2013, respectively, and 693,000 shares for the three and nine months ended September 30, 2012, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

On April 30, 2012, we completed a 3-for-2 stock split. All prior periods have been adjusted to reflect the impact of the stock split, including the impact on basic and diluted net loss per share.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$109	$(1,228)	$(1,560)	$(2,399)

Weighted-average shares of common stock outstanding	5,929,000	5,245,000	5,565,000	4,976,000
Dilutive effect of employee stock options	288,000	-	-	-
Weighted average shares for diluted net income (loss) per share	6,217,000	5,245,000	5,565,000	4,976,000
Basic net income (loss) per share	$0.02	$(0.23)	$(0.28)	$(0.48)
Diluted net income (loss) per share	$0.02	$(0.23)	$(0.28)	$(0.48)

NOTE 11 – SUBSEQUENT EVENTS

On October 30, 2013, we used $811 of the proceeds received from the May 2013 sale of common stock to retire the Subordinated Notes Payable: ADI – Acquisition Note in full, less a 5% discount for early payment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Asure’s financial position as of and for the three months and nine months ended September 30, 2013 and 2012 should be read in conjunction with our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.  Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

On April 11, 2013, The NASDAQ Stock Market (“NASDAQ”) notified us that we had failed to maintain a minimum market value of listed securities (“MVLS”) of $35,000,000 over the previous 30 consecutive business days as required by The NASDAQ Capital Market set forth in Listing Rule 5550(b)(2). Nasdaq also advised us in its letter that we did not meet the requirements under NASDAQ Marketplace Rule 5550(b)(1), which requires maintenance of $2.5 million of stockholders’ equity, and Rule 5550(b)(3), which requires net income from continuing operations of $500,000 or more in 2012 or in two of the three years 2010, 2011 and 2012.  Under Rule 5550, we could regain compliance and avoid the potential for delisting of our common stock by satisfying any one of the minimum MVLS test, the minimum equity test or the minimum net income test. In order to meet the minimum equity requirement, we increased stockholders’ equity by selling 662,000 shares for net proceeds of $3.4 million in May 2013. On August 21, 2013, NASDAQ notified us that since the May 2013 sale of securities, which was at a discount to the then current market price, included certain officers and directors, the private placement required shareholder approval under Listing Rule 5635(c).We held a special meeting held on September 30, 2013 at which our stockholders voted to ratify this sale of shares to our officers and directors.  On October 4, 2013, we received notification from NASDAQ that we have regained compliance with Listing Rule 5635(c) and Listing Rule 5550(b) and that this matter is now closed.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100%	100%	100%	100%
Gross margin	76.2	83.5	74.4	78.8
Selling, general and administrative	49.7	70.2	53.0	60.2
Research and development	11.4	14.3	11.2	14.2
Amortization of intangible assets	7.7	10.1	8.9	8.3
Total operating expenses	68.8	94.6	73.1	82.7
Other loss, net	(5.1)	(10.0)	(9.0)	(11.8)
Net income (loss)	1.7	(21.7)	(8.3)	(17.1)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Amounts in thousands)

Revenues

Revenues represent our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Revenues for the three months ended September 30, 2013 were $6,470, an increase of $811 or 14.3%, from the $5,659 reported for the three months ended September 30, 2012.  This increase was primarily due to a $500 increase in revenues generated by PeopleCube, which we acquired in July 2012. Overall, SaaS revenues, maintenance revenues and professional services fees revenues increased $784, or 96.7% of the increase.

Revenues for the nine months ended September 30, 2012 were $18,742, an increase of $4,725 or 33.7%, from the $14,017 reported for the nine months ended September 30, 2012. This increase was primarily due to an increase of approximately $4,500 of PeopleCube revenues, which we acquired in July 2012. Overall, SaaS revenues, maintenance revenues and professional services fees revenues increased $5,016, which represented 106% of the total increase, offset by a $371 decrease in hardware and onetime software license revenue, which represented 7.9% of the total change from prior year to date.

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

Gross Margin

Consolidated gross margin for the three months ended September 30, 2013 was $4,928, an increase of $205, or 4.3%, from the $4.723 reported for the three months ended September 30, 2012.  Gross margin as a percentage of revenues was 76.2% and 83.5% for the three months ended September 30, 2013 and 2012, respectively.  Consolidated gross margin for the nine months ended September 30, 2013 was $13,941, an increase of $2,897, or 26.2%, from the $11,044 reported for the nine months ended September 30, 2012.  Gross margins as a percentage of revenues were 74.4% and 78.8% for the nine months ended September 30, 2013 and 2012, respectively. We attribute the change in gross margins to a full year of ADI and Legiant revenues and the acquisition of PeopleCube in July 2012.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2013 were $3,216, a decrease of $759 or 19.1%, from the $3,975 reported for the three months ended September 30, 2012.  SG&A expenses as a percentage of revenues were 49.7% and 70.2% for the three months ended September 30, 2013 and 2012, respectively. Most of this improvement relates to certain post-acquisition cost-savings initiatives we instituted for PeopleCube, resulting in a reduction of SG&A expenses by $1,010 for the third quarter of 2013 as compared to the same period in 2012. This was offset by an increase of $243 in ADI’s SG&A expenses, primarily due to an increase in sales and marketing salaries and benefits due to increased headcount and increased commissions due to increased sales in the current quarter.

SG&A expenses for the nine months ended September 30, 2013 were $9,939, an increase of $1,496 or 17.7%, from the $8,443 reported for the nine months ended September 30, 2012. SG&A expenses as a percentage of revenues were 53.0% and 60.2% for the nine months ended September 30, 2013 and 2012, respectively.   The increase of $1,496 was driven by $916 of PeopleCube expenses, which business we acquired in the third quarter of 2012. Additionally ADI and Legiant’s SG&A expenses increased $744 due primarily to an increase in ADI’s sales and marketing salaries and benefits due to increased headcount and increased commissions from increased sales, offset by a decrease of the remaining SG&A expenses of $152.

Throughout its operations, Asure continues to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development

Research and development (“R&D”) expenses for the three months ended September 30, 2013 were $736, a decrease of $73, or 9.0%, from the $809 reported for the three months ended September 30, 2012. R&D expenses as a percentage of revenues were 11.4% and 14.3% for the three months ended September 30, 2013 and 2012, respectively. The R&D expenses for the three months ended September 30, 2012, were slightly higher due to professional fees incurred in connection with development projects in 2012.

Research and development (“R&D”) expenses for the nine months ended September 30, 2013 were $2,100, an increase of $109, or 5.5%, from the $1,991 reported for the nine months ended September 30, 2012. R&D expenses as a percentage of revenues were 11.2% and 14.2% for the nine months ended September 30, 2013 and 2012, respectively.  PeopleCube, which business we acquired in the third quarter of 2012, had R&D expenses of $779 as compared to $264 in the nine months ended September 30, 2013 and 2012, respectively, as well as an increase in ADI’s R&D expenses of $125. These were offset by a decrease in professional fees of $319 and salaries and headcount of $125, as well as a decrease in R&D expenses of $43 due to the closure of India and Canada operations in 2012.

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

Amortization of Intangible Assets in Operating Expenses

Amortization expenses for the three months ended September 30, 2013 were $497, a decrease of $76, or 13.3%, from the $573 reported for the three months ended September 30, 2012. Amortization expenses as a percentage of revenues were 7.7% and 10.1% for the three months ended September 30, 2013 and 2012, respectively. The slight decrease is due to the full amortization of some of the intangible assets acquired in the acquisition of PeopleCube in the third quarter of 2012. Amortization expenses for the nine months ended September 30, 2013 were $1,662, an increase of $504 or 43.5% compared to $1,158, reported for the nine months ended September 30, 2012. Amortization expenses as a percentage of revenues were 8.9% and 8.3% for the nine months ended September 30, 2013 and 2012, respectively.   The increase in the nine months ended as compared to nine months ended September 30, 2012 is due to the amortization of intangibles acquired in the acquisition of PeopleCube in July 2012.

Income Tax Provision

Income tax provision for the three months ended September 30, 2013 was $39, a decrease of $9, or 30.0%, from the $30 income tax expense reported for the three months ended September 30, 2012.

Income tax expense for the nine months ended September 30, 2013 was $120, a decrease of $76, or 38.8%, from the $196 reported for the nine months ended September 30, 2012, respectively. The decrease in income tax expense is due primarily to a revision in goodwill amortization.

Other Income and Expense

Other expense for the three months ended September 30, 2013 was $331, a decrease of $233, or 41.3%, from the $564 reported for the three months ended September 30, 2012. Other expense as a percentage of revenues was 5.1% and 10.0% for the three months ended September 30, 2013 and 2012, respectively.  This decrease is primarily due to $135 of other income recorded in connection with the early payment of the Legiant Acquisition Notes in September 2013 offset by higher amortization of OID of approximately $68 due to the early debt payoff of the Legiant Acquisition Notes and the 15% Notes. We also recorded approximately $72 as a gain on the sale of a customer list, technology and trademark which occurred in August 2013.Other expense for the three months ended September 30, 2013 is composed primarily of interest expense on notes payable of $328 and amortization of OID of $128. Other expense for the three months ended September 30, 2012 is comprised of quarterly interest on notes payable of $520 and amortization of OID and derivative mark-to-market of $60.

 Other expense for the nine months ended September 30, 2013 was $1,680, an increase of $25, or 1.5%, from the $1,655 reported for the nine months ended September 30, 2012. Other expense as a percentage of revenues was 9.0% and 11.8% for the nine months ended September 30, 2013 and 2012, respectively. Other expense for the nine months ended September 30, 2013 is composed primarily of interest expense on notes payable of $1,378 and amortization of OID of $403. Other expense for the nine months ended September 30, 2012 is comprised of quarterly interest on notes payable of $759, amortization of OID and derivative mark-to-market of $651, and $198 loss on debt conversion recorded in the first quarter of 2012 upon conversion of the 9% Notes.

Net Income (Loss)

We generated net income of $109, or $0.02 per share, during the three months ended September 30, 2013, compared to a net loss of $1,228 or $(0.23) per share reported for the three months ended September 30, 2012.  Net income (loss) as a percentage of total revenues was 1.7% for the three months ended September 30, 2013 compared to net loss of 21.7% of total revenues for the three months ended September 30, 2012.

We generated a net loss of $1,560, or $(0.28) per share, during the nine months ended September 30, 2013, compared to a net loss of $2,399 or $(0.48) per share reported for the nine months ended September 30, 2012.  Net loss as a percentage of total revenues was 8.3% for the nine months ended September 30, 2013 compared to net loss of 17.1% of total revenues for the nine months ended September 30, 2012.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for Asure. However, uncertainties and challenges remain, especially during a macroeconomic environment downturn, and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2013	2012
	(in thousands)

Working capital deficit	$(6,448)	$(9,251)
Cash, cash equivalents and short-term investments	3,106	2,177

	For the Nine Months Ended
	September 30,
	2013	2012
	(in thousands)

Cash provided by operating activities	$1,179	$1,871
Cash used in investing activities	(143)	(9,895)
Cash provided by (used in) financing activities	(121)	9,677

Working capital deficit was ($6,448) on September 30, 2013, a decrease of $2,803 from $(9,251) on December 31, 2012.  The change in the working capital deficit was due to an increase in cash and cash equivalents of $929, a decrease in the current portion of notes payable of $1,485, as well as a decrease in accounts payable of $1,003, offset by an increase in accrued compensation and benefits of $368. These changes are primarily attributable to the sale of common stock in May 2013 for proceeds net of fees and expenses of approximately $3,400, the additional borrowing on our Deerpath note of $2,500 and subsequent payoff of the Legiant Acquisition Notes and the 15% Notes in September 2013, as well as the acquisition of PeopleCube in July 2012.

Cash provided by operating activities was $1,179 for the nine months ended September 30, 2013 primarily due to the net loss of $(1,560) which was offset by depreciation and amortization of $2,234, an increase in accrued expenses and deferred revenue of $1,716. Cash provided by operating activities was $1,871 for the nine months ended September 30, 2012 primarily due to a loss of ($2,399) which was offset by the non-cash loss on debt conversion of $198, depreciation and amortization of $1,574, interest expense on amortization of OID and derivative mark-to-market of $651, and an increase in deferred revenues of $877.

Cash used in investing activities was $143 for the nine months ended September 30, 2013 due to net purchases of property. Cash used in investing activities was $9,895 for the nine months ended September 30, 2012 due to the acquisition of PeopleCube of $9,800 and net purchases of property and equipment of $167 which was offset by collection of notes receivable for $72.

Cash used in financing activities was $121 for the nine months ended September 30, 2013. This consisted of the sale of common stock of $3,435 and proceeds from notes payable of $2,500 offset by payments on notes payable of $5,707 and payments on capital leases of $64. Cash used in financing activities was $9,677 for the nine months ended September 30, 2012 which was primarily related to the proceeds from notes payable of $14,500 for the PeopleCube acquisition, exercise of options for $15 offset by payments on conversion of subordinated notes payable of $222 and payments on capital leases of $21 and notes payable of $3,415.

We lease office space and equipment under non-cancelable operating leases that expire at various dates through 2016. Certain leases obligate Asure to pay property taxes, maintenance and insurance and include escalation clauses.  Approximately $699, or 50.0% of our total operating lease obligations, relate to our corporate office facility at Wild Basin in Austin, Texas.

As of September 30, 2013, Asure’s principal source of liquidity consisted of approximately $3,106 of current cash and cash equivalents as well as future cash generated from operations. Subject to the matters discussed below, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We continue to reduce expenses and may utilize some of our cash balances in the short-term to reduce our long-term costs. We currently project that we can generate positive cash flows from our operating activities in 2013.

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

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions.  Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next 12 months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or as projected for receipt in the course of our operations. .

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

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In December 2012, we demanded a purchase price adjustment from PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012, based on matters we discovered after closing.  Both parties agreed for the post-closing adjustment to be resolved by an independent accountant consistent with the purchase agreement.  In January 2013, we filed a claim in federal court in Texas seeking to compel the sellers to comply with the working capital adjustment process.  The sellers simultaneously filed a claim in the state court of Massachusetts alleging that we did not comply with the working capital adjustment process.  Our claim was amended in April 2013 to add contractual indemnification claims for the sellers’ breach of warranties and representations made in the purchase agreement. In May 2013, the sellers amended their original complaint to allege misrepresentations and omissions by us in connection with the purchase transaction.  The sellers seek an unspecified amount of damages and the trebling of such damages once calculated. We have filed a counterclaim in Massachusetts for contractual indemnification claims for the sellers’ breach of their warranties and representations.

In September 2013, we reached an agreement (based upon the determination by the independent accountant) to settle our purchase price post-closing adjustment dispute with the sellers. The parties agreed to a post-closing adjustment due to us with accrued interest of $540,000. The parties agreed to reduce the original $3.0 million deferred purchase payment by the post-closing adjustment amount. This also had the effect of reducing our long-term debt by a like amount. The remaining deferred purchase price balance is now $2,460,000.

The parties also agreed to dismiss the litigation and claims in Texas in favor of consolidating all remaining disputes in the Massachusetts state court. We will continue to seek contractual indemnification for the sellers’ breach of warranties and representations made in the purchase agreement in Massachusetts as a counterclaim to the sellers’ complaint. The litigation is currently in discovery. We continue to believe that the sellers' claims for damages against us are without merit and are continuing to defend them vigorously.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Income (Loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 13, 2013	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 13, 2013	By:	/s/ JENNIFER CROW
Jennifer Crow
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Income (Loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith