Form 10-K
period 2013-12-31
ASURE SOFTWARE INC
filed 2014-03-27
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐                 Non-accelerated filer  ☐                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the 5,924,551 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2013 was approximately $25,802,140. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 24, 2014, there were 5,979,426 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Asure serves approximately 5,000 clients worldwide, ranging from global Fortune 500 clients to small and mid-sized businesses. We focus on offering solutions to organizations in the financial services, manufacturing, non-profit, healthcare, government organizations and retail services industries. Our clients include Merck and Co., Inc., Pfizer, Inc., Salesforce.com, Inc., Duke University, Cornell University, Iron Mountain, State Street, and Baker & McKenzie.

We currently offer two main product lines, AsureSpace™ and AsureForce®.  Our AsureSpace™ workplace management solutions enable organizations to manage their office environments and optimize real estate utilization.  Our AsureForce® time and labor management solutions help organizations optimize labor and labor administration costs and activities.

Labor administration, technology and real estate costs typically represent an organization’s three largest expenditures, yet many companies remain unaware of how they use resources in these areas. Asure’s solutions enable business leaders to approach these areas as a strategic opportunity to drive efficiencies and collaboration and control costs by providing access to data that can help to facilitate better real estate and labor decisions guided by meaningful metrics.

Asure’s solutions also help businesses to prepare their workplace for the workforce of the future.  Employees are increasingly mobile, transient and connected to technology 24x7 via their own mobile devices.  The “employee backpack” – a cubicle, desktop PC and traditional phone land line – is not always necessary and in many companies is becoming obsolete.  As a result, the workplace is changing and evolving, with “hotel” (i.e., shared) cubicle spaces and more spaces for social connections and collaboration. Asure’s cloud-based solutions help control costs and optimize productivity in a highly mobile, geographically disparate and technically wired work environment.

We were incorporated in 1985 and our principal executive offices are located at 110 Wild Basin Road, Suite 100, Austin, Texas 78746.  Our telephone number is (512) 437-2700 and our website is www.asuresoftware.com.  Information on our website is not part of this Annual Report on Form 10-K.

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

RECENT DEVELOPMENTS

In September 2013, we entered into a third amendment to our Senior Note Payable.  Under this amendment, we borrowed an additional $2.5 million in September 2013 and an additional $1.5 million in December 2013. We used the net proceeds to pay the two Legiant Acquisition Notes totaling $1.7 million, as well as the two related party 15% Notes totaling $800,000. These loans were all due in October 2014. Under the latest amendment, we also changed certain financial covenants. See Note 6 in the accompanying financial statements for more information.

In October 2013, we paid in full, less a 5% discount for early payment, the note entered into in conjunction with the purchase of the assets of ADITime, LLC (“ADI”). In conjunction with the acquisition of the assets of ADI in October 2011, we issued a $1.1 million note payable to the seller. This note bore interest at an annual rate of 0.16%, was due October 2014 and was guaranteed by us. We made a principal payment of $245,000 in July 2012 and a final payment of $811,000 in October 2013 in full payment of this note. See Note 6 in the accompanying financial statements for more information.

In March 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto.

The Credit Agreement provides for a term loan in the amount of $15.0 million. The term loan will mature in March 2019. The outstanding principal amount of the term loan is payable follows:

·	$187,500 on June 30, 2014 and the last day of each fiscal quarter thereafter up to March 31, 2016;
·	$281,250 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·	$375,000 on June 30, 2017 and the last day of each fiscal quarter thereafter.

In March 2014, we used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath Funding, LP (“Deerpath”) and the payment of certain fees, cost and expenses related to the Credit Agreement.  The Deerpath loan bore interest at a floating annual rate equal to LIBOR plus 8.0%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. We expect to incur, in the first quarter of 2014, a one-time charge of approximately $1.4 million in connection with the refinancing, of which approximately $700,000 is non-cash deferred financing costs.

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3.0 million. The outstanding principal amount of the revolving loan is due and payable in March, 2019. Additionally, the Credit Agreement provides for a $10.0 million uncommitted incremental term loan facility to support permitted acquisitions.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the Libor rate plus the applicable margin, which is 5% for the first six months. Interest is payable monthly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2.25:1	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  We must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements.

Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ending June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ending June 30, 2014 with the levels stepping down thereafter.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends, and transactions with affiliates.

The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions.

In connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement, in March 2014, with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

See Note 14 in the accompanying financial statements for more information about the Credit Agreement and Guaranty and Security Agreement.

PRODUCTS AND SERVICES

Asure’s solutions work together to help organizations turn their three biggest expenses – labor, real estate and technology – into a strategic asset. We currently offer two main product lines, AsureSpace™ and AsureForce®.

The AsureSpace™ product line provides cloud-based, SaaS software solutions to manage meeting room scheduling and to optimize real estate utilization. Specific solutions include Meeting Room Manager, Resource Scheduler, Workspace Manager, SmartView, energy management and hardware, including LCD panels and kiosks for making room reservations.

The AsureSpace™ Meeting Room Manager and Resource Scheduler solutions automate the entire facility scheduling process, including room reservations, equipment requests, food orders, meeting invitations and meeting environment reports. As a result, customers can more effectively manage scheduling processes and track and understand space utilization. Our solutions include a Microsoft Outlook add-on, which provides additional scheduling tools that Outlook does not provide. Customers can access software from a browser, Microsoft Outlook, mobile devices or dedicated LCD panels and kiosks provided by Asure Software. Asure is a Microsoft Gold Certified Partner, which we believe independently confirms the quality of our workspace management solution. AsureSpace™ SmartView is a comprehensive workplace utilization analysis solution that empowers organizations to make educated, cost-effective decisions about workspace utilization. It uses state-of-the-art occupancy and presence detection devices with in-depth, interactive reporting dashboards to track, measure, and analyze space throughout entire facilities including individual workspaces. AsureSpace™ LCD Panels and kiosks can be purchased directly and they allow employees to view and reserve spaces on the fly from meeting rooms and collaboration spaces. Overall, AsureSpace™ products enable our clients to increase utilization of corporate assets, improve workplace productivity and control real estate costs.

The AsureForce® time and labor management solutions help simplify the HR process and improve employee productivity by optimizing labor administration activities utilizing cloud-based SaaS software platform solutions.  Our solutions address workforce scheduling, PTO management and leave requests and payroll interface management.  Our time collection devices include biometric identification, time clocks and mobile time collection applications for use on tablets, PCs and mobile phones.  They can be purchased directly or through a Hardware-as-a-Service (“HaaS”) arrangement. New to the Asure product family is Asure GeoPunch™, a mobile time and attendance application that includes facial recognition and GPS functionality to offer the flexibility, security and validation needed to keep pace with today’s mobile workforce.

For both product lines, support and professional services are other key elements of our software and services business. As an extension of our perpetual software product offerings, Asure offers our customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to our software products.   We also provide installation of and training on our products, add-on software customization and other professional services.

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

Our research and development strategy is rooted in innovation and flexibility. The development team enhances the functionality of our software and hardware products through new releases and new feature developments, with a particular focus on cloud-based SaaS solutions and products for the mobile workforce.  Asure will also continue to evaluate opportunities for developing new software so that organizations may further streamline and automate the tasks associated with administering their businesses.  We seek to simultaneously allow organizations to improve their productivity while reducing the costs associated with those business tasks.

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

SALES AND DISTRIBUTION

Asure sells its software products and services through both a direct and channel (partner) model, which enables us to sell our software solutions in an efficient, cost-effective manner. Prospective customers learn about Asure through a variety of ways, including advertising, web site searches, sales calls, public relations, direct marketing and social media.  When prospective customers show an interest in Asure, we connect them with a sales representative via our web site or phone to discuss their needs and the solutions they are interested in and make the sale.  We track our marketing and sales activities in Salesforce.com with immediate preview into activities, leads and pipeline opportunity. Asure account management teams also work with existing customers to promote and sell additional solutions that are relevant for each customer. In addition to this direct, inside sales model, we supplement these efforts with our partner programs described below.  By working with our partners, we expand the reach of our direct sales force and gain access to key opportunities in major market segments worldwide.  Asure has two distinct levels of partners in our Partner Program: Reseller Partners and Referral Partners.

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

COMPETITION

We believe that the AsureSpace™ line of workspace management software solutions has a competitive advantage in the marketplace.  We compete both in the breadth of our comprehensive platform of workspace scheduling and utilization analytics as well as our resources available for product development, client services, and customer support.  The primary competitors to AsureSpace™ include Dean Evans & Associates, Inc., Emergingsoft Corporation, AgilQuest Corporation and Condeco Ltd. (UK).  In addition to the features and available services, we believe the principal advantages of AsureSpace™ with respect to its competitors include its cloud-based services model, extensive product integration options and partner channel, scalable deployments, configurable interfaces, mobile access and price.

We believe that the AsureForce® line of workforce management of time and attendance software has a competitive advantage in the marketplace in serving organizations seeking specific point-solutions as well as organizations desiring an integrated suite of solutions. By competing tactically with point-solutions and strategically with an integrated suite of solutions, Asure can serve the needs of a broad spectrum of companies.

While Asure has the advantage of a flexible, easy to use, cloud-based, SaaS-delivered software model, affordability and proven deployment methodology, we face several categories of competitive challenges:

·             Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with a field-based sales team who meet and consult with prospects have an advantage. Key U.S. vendors who approach the market in this manner include ADP, Kronos, PeopleSoft, Condeco and Steelcase. Asure does not have a field-based approach to sales but focuses instead on high-touch marketing campaigns and leveraging relationships with channel partners to build relationships with prospects.

·             National payroll processors with loss-leader products. Large brand and market share payroll processing vendors (such as ADP, Inc.) offer equivalent point solutions at little or no cost to prospects when in a competitive engagement because these loss leader products become inconsequential next to their core business offerings.

·             Single application vendors. Vendors that offer similar point-solutions such as room scheduling, office hoteling management, time and attendance, employee/manager self-service and paystub management can be perceived as better meeting an immediate and specific need.

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

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office.  Our other federal trademarks include AsureForce®, Face Time Clock®, Legiant Timecard® and ADI Time®, and we have pending applications for federal registration of the marks AsureSpace™, SmartView™ and GeoPunch™. We also use the common law trademarks iEmployee™, Netsimplicty™, AsureSpace™, ADI™ and Legiant Express™.

EMPLOYEES

As of December 31, 2013, we had a total of 125 employees in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	25
Sales and marketing	37
Customer service and technical support	44
Finance, human resources and administration	19
Total	125

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

EXECUTIVE OFFICERS

The information regarding directors and corporate governance matters is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on June 9, 2014. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

The following table sets forth information regarding the Company’s current executive officers as of March 26, 2014:

Name	Age	Position
Patrick Goepel	52	Chief Executive Officer
Steven Rodriguez	47	Chief Operating Officer
Jennifer Crow	47	Chief Financial Officer
Mike Kinney	45	Vice President of Sales

Patrick Goepel was elected to the Company’s Board of Directors at its August 28, 2009 Annual Meeting of Shareholders.  He was subsequently appointed as Interim Chief Executive Officer on September 15, 2009 and became Chief Executive Officer of the Company as of January 1, 2010.  Prior to his appointment, he served as Chief Operating Officer of Patersons Global Payroll. Previously, he was the President and Chief Executive Officer of Fidelity Investment’s Human Resource Services Division from 2006 to 2008; President and Chief Executive Officer of Advantec from 2005 to 2006; and Executive Vice President of Business Development and US Operations at Ceridian from 1994 to 2005. A former board member of iEmployee, Mr. Goepel currently serves on the board of directors of AllOver Media, APPD Investments, and SafeGuard World International.

Steven Rodriguez joined the Company as Chief Operating Officer in June 2011. From February through May 2011, the Company retained him as a consultant to evaluate and make recommendations related to the Company's sales and marketing strategies and processes. Prior to that, he served as the Principal for HCS, a consulting company he founded.  His past roles also include Executive Vice President and Officer at Perquest, a national workforce management company, from 2008 to 2009; Senior Vice President of Sales & Sales Operations at Ceridian Corporation, a human resource services company, from 2001 to 2007; Regional Director for Epicor Software from 2000 to 2001; and Vice President of Sales at Automatic Data Processing (ADP), Inc., a provider of payroll and benefits administration solutions, from 1990 to 2000. Mr. Rodriguez holds a Bachelors of Business Administration from the University of Oklahoma.

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

Mike Kinney joined the Company in May 2011 as the Vice President of Sales. Prior to joining the Company, he was a Regional Vice President for the HR Payroll Division of Ceridian Corporation from 2006 to 2010, where he led multiple regions, focusing on rebuilding market presence and driving top-line revenue. From 2005 to 2006, he was Regional Vice President at KFORCE, a recruiting process outsource company. He was also Regional Vice President at Creative Financial Staffing from 2001 to 2005. Mr. Kinney holds a Bachelors of Arts in Political Science with a concentration in Economics from the University of Texas at Austin

ITEM 1A.  RISK FACTORS

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

In December 2012, we demanded a purchase price adjustment from PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012, based on matters we discovered after closing.  Both parties agreed for the post-closing adjustment to be resolved by an independent accountant consistent with the purchase agreement.  In January 2013, we filed a claim in federal court in Texas seeking to compel the sellers to comply with the working capital adjustment process.  The sellers simultaneously filed a claim in the state court of Massachusetts alleging that we did not comply with the working capital adjustment process.  Our claim was amended in April 2013 to add contractual indemnification claims for the sellers’ breach of warranties and representations made in the purchase agreement. In May 2013, the sellers amended their original complaint to allege misrepresentations and omissions by us in connection with the purchase transaction.  The sellers sought an unspecified amount of damages and the trebling of such damages once calculated. We filed a counterclaim in Massachusetts for contractual indemnification claims for the sellers’ breach of their warranties and representations.

In September 2013, we reached an agreement (based upon the determination by the independent accountant) to settle our purchase price post-closing adjustment dispute with the sellers. The parties agreed to a post-closing adjustment due to us with accrued interest of $540,000. The parties agreed to reduce the original $3.0 million deferred purchase payment by the post-closing adjustment amount. This also had the effect of reducing our long-term debt by a like amount. The remaining deferred purchase price balance was $2.5 million. The parties also agreed to dismiss the litigation and claims in Texas in favor of consolidating all remaining disputes in the Massachusetts state court.

In February, 2014, we reached an agreement to settle all claims and dismiss all pending litigation with the sellers. Under the settlement agreement, the parties agreed to dismiss the litigation and settle the remaining balance due of $2.5 million on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1.7 million, which we paid  within five business days after the date of the settlement agreement.  Separately, our insurance carrier agreed to pay us $500,000 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we expect to record a net gain of approximately $1.0 million on the settlement in the first quarter of 2014.

Finally, as part of the original purchase price in the PeopleCube acquisition, we issued 255,000 shares of our common stock subject to a lockup of 125,000 shares expiring in June 2013 and 130,000 shares expiring in June 2014.  This settlement removed the lockup for the remaining 130,000 shares.

Asure is periodically the defendant or plaintiff in other actions arising in the normal course of business.  No pending legal proceedings to which we are a party are material to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Capital Market System under the symbol “ASUR.”  The following table shows the high and low sale prices of our common stock for each full quarter as reported by NASDAQ for the periods indicated, as adjusted for the 3-for-2 stock split of our common stock completed on April 30, 2012:

	2013		2012
	HIGH	LOW	HIGH	LOW
1st Quarter	$7.20	$5.75	$5.97	$4.17
2nd Quarter	$6.53	$4.81	$5.17	$4.01
3rd Quarter	$6.00	$4.25	$8.00	$4.11
4th Quarter	$5.92	$4.02	$7.47	$4.79

DIVIDENDS

We have not paid cash dividends on our common stock during fiscal years 2013 and 2012.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends.

HOLDERS

As of March 26, 2014, we had approximately 787 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2013 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	795	$3.58	105
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	$-0-	-0-
Total	795	$3.58	105

(1)	Consists of the 1996 Stock Option Plan and the 2009 Equity Plan.
(2)	Our stockholders have previously approved each of our existing equity compensation plans.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Income (Loss):

	2013	2012
Revenues	100.0%	100.0%
Gross Margin	74.8	77.1
SG&A	52.0	59.1
R&D	11.1	11.9
Amortization of Intangible Assets	8.6	8.6
Total Operating Expenses	71.7	79.7
Interest, Mark to Market & Original Issue Discount	(9.2)	(9.9)
Other Income (Loss), Net	(0.4)	(2.7)
Net Loss	(6.5)%	(15.2)%

Overview

Asure is a leading global provider of web-based workforce and workspace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently.  Our software is delivered primarily as software-as-a-service, or SaaS, and on premise.  Asure markets a suite of hardware products that enable time and facility management and are fully integrated with our software offerings.  We also offer a wide range of professional services for implementation and customer customization. Our revenues consist of cloud based software subscription revenue, hardware revenue, maintenance and support revenue, on premise software license revenue and professional services revenue.

In 2012, Asure acquired Meeting Maker – United States, Inc., doing business as PeopleCube (“PeopleCube”).  The PeopleCube product line is part of the AsureSpace™ product family and includes software that helps customers drive integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use.

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

Asure plans to continue to target small and medium businesses and divisions of enterprises.  In addition to continuing to develop our workforce management solutions and release new software updates and enhancements, we are continuing to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.   As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Asure intends to continue to focus on sales of our Meeting Room Manager, PeopleCube, and ADI SaaS-based products.

In connection with our April 2012  3-for-2 stock split, we made cash payments based upon the closing price of our shares on the record date in lieu of the issuance of fractional shares.

In March 2013, we amended our Senior Note Payable that provided for updated financial covenants in exchange for an increase in the floor interest rate from 10% to 11.5%.  See Note 6 in the accompanying financial statements for more information.

 In September 2013, we entered into a third amendment to our Senior Note Payable.  Under this amendment, we borrowed an additional $2.5 million in September 2013 and borrowed an additional $1.5 million in December 2013. We used the net proceeds to pay the two Legiant Acquisition Notes totaling $1.7 million, as well as the two related party 15% Notes totaling $800,000. These loans were all due in October 2014. Under the latest amendment, we also changed certain financial covenants. See Note 6 in the accompanying financial statements for more information.

In October 2013, we paid in full, less a 5% discount for early payment, the note entered into in conjunction with the purchase of the assets of ADITime, LLC (“ADI”). In conjunction with the acquisition of the assets of ADI in October 2011, we issued a $1.1 million note payable to the seller. This note bore interest at an annual rate of 0.16%, was due October 2014 and was guaranteed by us. We made a principal payment of $245,000 in July 2012 and a final payment of $811,000 in October 2013 in full payment of this note. See Note 6 in the accompanying financial statements for more information.

In March 2014, we entered into a new Credit Agreement and Guaranty and Security Agreement with Wells Fargo Bank, National Association.  See “Recent Developments” above and Note 14 in the accompanying financial statements for more information.  We used the proceeds of the $15.0 million term loan under the Credit Agreement to finance the repayment of all amounts outstanding under our loan agreement with Deerpath Funding, LP (“Deerpath”) and the payment of certain fees, cost and expenses related to the Credit Agreement.

Under the continued guidance and direction of our directors and Chief Executive Officer, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully grow its revenues or achieve profitability and positive cash flows during calendar year 2014.

Revenue

Our revenue was derived from the following sources (in thousands):

Revenue	2013	2012	Increase (Decrease)%
Cloud revenue	$12,875	$9,949	$2,926	29
Hardware revenue	2,135	1,412	723	51
Maintenance and support revenue	6,679	5,608	1,071	19
On premise software license revenue	1,092	1,211	(119)	(10)
Professional services revenue	2,693	1,785	908	51
Total revenue	$25,474	$19,965	$5,509	28

Our product offerings are categorized into AsureSpace™ and AsureForce®. AsureSpace™ offers workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® offers time and labor management solutions which help organization optimize labor and labor administration costs and activities. Both product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premise software license revenue and professional services revenue. AsureSpace™ revenues include PeopleCube and Meeting Room Manager revenues. AsureForce® revenues include ADI, Legiant and iEmployee revenues.

Our total revenue in 2013 was $25.5 million, as compared to $20.0 million in 2012. Total revenue represents our consolidated revenue, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Total revenue increased by $5.5 million, or 27.6%, in 2013 as compared to 2012.   We attribute $5.0 million of the total revenue increase to AsureSpace™ and the full year of PeopleCube operations, which we acquired in the third quarter of 2012. Overall AsureSpace™ revenues increased $5.0 million, consisting of a $2.6 million increase in cloud revenue, a $1.2 million increase in maintenance and support revenue, a $912,000 increase in professional services revenue and a $464,000 increase in hardware revenue. The remaining increase is attributable to the AsureForce® product line.

Cloud revenue increased $2.9 million, or 29.4% over 2012. In AsureSpace™, PeopleCube’s cloud revenue accounted for $2.2 million of this increase. Meeting Room Manager cloud revenue for 2013 increased $341,000, or 19%, over 2012 cloud revenue.   In AsureForce®, ADI and Legiant’s cloud revenue increased $525,000, or 29%, and $141,000, or 21%, over 2012, respectively. iEmployee cloud revenue decreased by $306,000, or 8%.   The latter was due to turning focus away from the iEmployee software product and focusing resources on the newer technology in the ADI software subscription solutions. Overall, we attribute our cloud revenue increases to a combination of new sales offset by the accretive nature of recurring cloud revenue.

During 2013, hardware revenues increased $723,000, or 51.2%, over 2012. For AsureSpace™, in 2013, Peoplecube’s hardware revenue increased $384,000, or 279%, from 2012 to $522,000 and Meeting Room Manager hardware revenue increased $79,000, or 92%, to $166,000. AsureForce® hardware revenue increased $260,000, or 21.9%, over 2012.  ADI and Legiant had $1.1 million and $410,000, respectively, of hardware revenue in 2013. ADI’s hardware revenue increased $235,000, or 27%, from 2012. Legiant’s hardware revenue remained consistent with the prior year.

During 2013, maintenance and support revenue increased to $6.7 million in 2013 from $5.6 million in 2012, a $1.1 million, or 19.1%, increase from 2012. Peoplecube, ADI and Legiant had $2.3 million, $977,000 and $1.2 million, respectively, of maintenance and support revenue in 2013. PeopleCube’s maintenance and support revenue increased $1.1 million, or 96% from 2012. ADI and Legiant’s maintenance and support revenues remained fairly consistent with 2012. Meeting Room Manager had $2.2 million in maintenance and support revenue, which remained consistent with 2012. Contributing to this overall increase was new onetime license sales, and aggressive focus on both retaining and winning back maintenance and support customers, as well as the continued enforcement of our auto-renew provision (absent sufficient notice) to our annual maintenance and support contracts.

During 2013, on premise software license revenues decreased $119,000, or 9.8% as compared 2012. The overall decrease in AsureSpace™ was $51,000, or 8%. While PeopleCube saw a $229,000, or 127%, increase in on premise software license revenues, Meeting Room Manager on premise software license revenues decreased $279,000, or 67%.  In AsureForce®, the overall decrease was $69,000, or 11%, driven primarily from a decrease in ADI on premise software license revenue. We continue to focus our efforts on recurring cloud revenue from our direct customers, as opposed to onetime on premise software license revenue.

Professional services revenue increased $908,000, or 50.9%, over 2012 all in our AsureSpace™ products. PeopleCube professional services revenue increased $1.1 million or 167% over 2012, while Meeting Room Manager professional services revenue decreased $152,000 or 23%, in 2013 as compared to 2012.

Although our sales are concentrated in certain industries, including corporate, education, healthcare, governmental, legal and non-profit, our total customer base is widely spread across industries.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States and Canada.  Additionally, Asure has a distribution partner in Australia.   For 2013, Asure continued to target small and medium businesses and divisions of enterprises in these same industries. As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Asure will continue to focus on sales of its Meeting Room Manager On Demand, PeopleCube and ADI SaaS products.

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

Gross Margin

Gross margin was $19.0 million in 2013 and $15.4 million in 2012, an increase of $3.7 million, or 23.8%.  Gross margin percentages were 74.8% for 2013 and 77.1% for 2012.

Our cost of sales relates primarily to compensation and related consulting expenses, hardware expenses and the amortization of our purchased software development costs.  These expenses represented approximately 82% and 76% of the total cost of sales for 2013 and 2012, respectively.  These expenses increased approximately $1.8 million, or 52%, over 2012. Salary expense increased $966,000, primarily due to a full year of PeopleCube salaries of $1.3 million, representing a compensation  increase of $1.1 million, offset by a reduction in Meeting Room Manager and Legiant salaries. We include intangible amortization related to developed and acquired technology within cost of sales.

During 2014, we expect to continue proactively managing our cost of sales by maximizing efficiencies throughout our company.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $13.3 million in 2013 and $11.8 million in 2012, an increase of $1.4 million, or 12.3%.  SG&A expenses were 52.0% and 59.1% of total revenues for 2013 and 2012, respectively.

The $1.4 million increase is primarily due to a full year of PeopleCube expenses, as well as increased sales and marketing efforts. PeopleCube’s SG&A increased $417,000, or 12%, over 2012. The remaining increase is due to increased sales and marketing expenses, including lead generation and other marketing expenses.

We will incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development Expenses

Research and development (“R&D”) expenses were $2.8 million in 2013 and $2.4 million in 2012, an increase of $459,000 or 19.3%.  R&D expenses were 11.1% and 15.3% of revenues in 2013 and 2012, respectively.

The $459,000 increase is primarily due to a full year of PeopleCube R&D expenses. PeopleCube’s compensation and benefits for R&D increased approximately $709,000 from 2012. This was offset by lower consulting fees in 2013.

We continue to improve our products and technologies through organic improvements and through acquired intellectual property.  The workforce product line continued to innovate by adding mobile solutions, world class SaaS hosting infrastructure and a proprietary time clock product set.  The proprietary time clock product set includes multiple models which incorporate keypad and touch screen user interfaces, as well as proximity card, bar code card, and biometric data input.  The workforce software product lines continued to evolve through quarterly feature releases and monthly maintenance releases.  These product releases continued to serve client requests, and maintain in management’s view a technological edge with competition.

Additionally, we continue to develop Meeting Room Manager and released a new version in November 2013. This release is the culmination of more than 700 development hours and provides more than 200 fixes and solutions. The new version includes an improved Outlook Add-in that offers easier updates and group policy distributions; provides immediate notice of potential Outlook calendar booking conflicts and improved display of available resources; facilitates easier user interaction between Meeting Room Manager and Outlook; and provides clearer distinction between prep, meeting and clean-up times so organizations have better information on how their rooms are being used.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and further improve our workforce management solutions.

Amortization of Intangible Assets

Amortization expenses were $2.2 million, or 8.6% of revenues, in 2013 as compared to $1.7 million, or 8.6% of revenues, in 2012.  Amortization expenses relate to the acquisitions of ADI and Legiant in the fourth quarter of 2011 and the acquisition of PeopleCube in the third quarter of 2012 (see Note 5 in the accompanying financial statements).

Other Income and Loss

Other Loss was $2.3 million for the year ended 2013 as compared to $2.2 million in the year ended 2012.  Other Loss in 2013 and 2012 is primarily comprised of interest expense and amortization of original issue discount from acquisition-related debt.

Income Taxes

At December 31, 2013, we had federal net operating loss carryforwards of approximately $116.5 million, Federal R&D credit carryforwards of approximately $4.9 million and alternative minimum tax credit carryforwards of approximately $161,000. The net operating loss and Federal R&D credit carryforwards will expire in varying amounts from 2018 through 2034, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

Income tax expense decreased to $117,000 in 2013, compared to an expense of $285,000 in 2012. These figures represent an effective tax rate of 7.6% and 10.4% in 2013 and 2012, respectively. The 2013 income tax expense is primarily due to deferred taxes on the amortization of goodwill for tax purposes and the results of foreign operations.

As a result of our various acquisitions in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill. During 2013, we increased the valuation allowance by approximately $286,000 due primarily to operations, including expiration of tax carryforwards.  Approximately $8.3 million of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

We consider the undistributed earnings of our foreign subsidiaries permanently reinvested and, accordingly, we have not provided for U.S. federal or state income taxes thereon.

Net Loss

Net loss was $1.7 million and $3.0 million in 2013 and 2012, respectively.  The decrease in net loss was $1.4 million or 45.2%.  Net loss as a percentage of total revenues was 6.5% and 15.2% in 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	At and for the year ended December 31,
	2013	2012
	(in thousands)

Working capital (deficit)	$(7,837)	$(9,382)
Cash, cash equivalents and short-term investments	3,938	2,177
Cash provided by operating activities	2,025	2,809
Cash used in investing activities	(435)	(10,978)
Cash provided by financing activities	170	9,252

Working Capital.  We had a working capital deficit of $7.8 million at December 31, 2013, a decrease in our deficit of $1.5 million from the $9.4 million deficit at December 31, 2012.  The working capital deficit at December 31, 2013 includes $10.1 million of deferred revenue.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. We attribute the decrease in our working capital deficit to an increase in cash and cash equivalents of $1.8 million, an increase in accounts receivable of $862,000 together with a decrease in accounts payable of $1.0 million. This is offset by an increase in current notes payable of $858,000,an increase in deferred revenue of $375,000 and an increase in accrued expenses of $677,000 in 2013 compared to 2012.

Operating Activities.  Cash provided by operating activities was $2.0 million in 2013 and $2.8 million in 2012. The $2.0 million of cash provided by operating activities during 2013 was primarily driven by growth in deferred revenue of $928,000 and net income (after adjustment for non-cash items) of $1.7 million.   The $2.8 million of cash provided by operating activities during 2012 was primarily driven by growth in deferred revenue of $940,000, a decrease in accounts receivable of $1.1 million and net income (after adjustment for non-cash items) of $571,000.

Investing Activities.  Cash used in investing activities during 2013 was $435,000.  The cash used in investing activities in 2013 was primarily comprised of purchases of $383,000 of property and equipment and purchases of intangible assets of $62,000.  Cash used in investing activities during 2012 was $11.0 million.  Components of this $11.0 million include the acquisition of PeopleCube for $9.8 million and purchases of $1.3 million of intangibles and property and equipment, offset by the collection of notes receivable of $77,000.  Although we believe our current operations are not capital intensive, we anticipate approximately $400,000 to $600,000 of 2014 capital expenditures to upgrade our cloud infrastructure and position it for future growth.

Financing Activities.  Cash provided by financing activities during 2013 was $170,000. We incurred $4.0 million of debt  as well as $3.5 million in cash from stock issuances, offset by note payments of $6.9 million.  Cash provided by financing activities during 2012 was $9.3 million.  We incurred $14.5 million of debt principally to fund the PeopleCube acquisition, offset by note payments of $3.9 million and $500,000 on our line of credit.

NASDAQ Matters.  In April, 2013, The NASDAQ Stock Market (“NASDAQ”) notified us that we had failed to maintain a minimum market value of listed securities (“MVLS”) of $35 million over the previous 30 consecutive business days as required by The NASDAQ Capital Market set forth in Listing Rule 5550(b)(2). NASDAQ also advised us in its letter that we did not meet the requirements under NASDAQ Marketplace Rule 5550(b)(1), which requires maintenance of $2.5 million of stockholders’ equity, and Rule 5550(b)(3), which requires net income from continuing operations of $500,000 or more in 2012 or in two of the three years 2010, 2011 and 2012.  Under Rule 5550, we could regain compliance and avoid the potential for delisting of our common stock by satisfying any one of the minimum MVLS test, the minimum equity test or the minimum net income test. In order to meet the minimum equity requirement, we increased stockholders’ equity by selling 662,000 shares for net proceeds of $3.4 million  in May 2013. In August, 2013, NASDAQ notified us that since the May 2013 sale of securities, which was at a discount to the then current market price, included certain officers and directors, the private placement required shareholder approval under Listing Rule 5635(c).We held a special meeting held in September, 2013 at which our stockholders voted to ratify this sale of shares to our officers and directors.  In October, 2013, we received notification from NASDAQ that we had regained compliance with both Listing Rules 5635(c) and 5550(b).

Sources of Liquidity.  As of December 31, 2013, Asure’s principal sources of liquidity consisted of approximately $3.9 million of current cash and cash equivalents as well as future cash generated from operations.  We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our amended Notes Payable, and the related debt covenant requirements. We are continuing to reduce expenses as a percentage of revenue and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities in 2014.

Debt Matters. In September 2013, we entered into a third amendment to our Senior Note Payable.  Under this amendment, we borrowed an additional $2.5 million in September 2013 and borrowed an additional $1.5 million in December 2013. We used the net proceeds to pay the two Legiant Acquisition Notes totaling $1.7 million, as well as the two related party 15% Notes totaling $800,000. These loans were all due in October 2014. Under the latest amendment, we also changed certain financial covenants. We believe we are in compliance with the amended covenant requirements as of December 31, 2013 and expect to be in compliance over the subsequent twelve month period. See Note 6 in the accompanying financial statements for more information.

In October 2013, we paid in full, less a 5% discount for early payment, the note entered into in conjunction with the purchase of the assets of ADITime, LLC (“ADI”). In conjunction with the acquisition of the assets of ADI in October 2011, we issued a $1.1 million note payable to the seller. This note bore interest at an annual rate of 0.16%, was due October 2014 and was guaranteed by us. We made a principal payment of $245,000 in July 2012 and a final payment of $811,000 in October 2013 in full payment of this note. See Note 6 in the accompanying financial statements for more information.

In February 2014, we reached an agreement to settle all claims and dismiss all pending litigation with PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012.

Under the settlement agreement, the parties dismissed the litigation and we settled the remaining balance due of $2.5 million on the Subordinated Notes Payable: PeopleCube Acquisition Note by paying $1.7 million. Our insurance carrier agreed to pay us $500,000 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we expect to record a net gain of approximately $1.0 million on the settlement in the first quarter of 2014.

Finally, as part of the original purchase price in the Meeting Maker acquisition, we issued 255,000 shares of our common stock subject to a lockup expiring as to 125,000 shares in June 2013 and 130,000 shares in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

In March 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto. The Credit Agreement provides for a term loan in the amount of $15.0 million. The term loan will mature in March~~,~~ 2019. The outstanding principal amount of the term loan is payable follows:

·	$187,500 on June 30, 2014 and the last day of each fiscal quarter thereafter up to March 31, 2016;
·	$281,250 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·	$375,000 on June 30, 2017 and the last day of each fiscal quarter thereafter.

In March 2014, we used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath Funding, LP (“Deerpath”) and the payment of certain fees, cost and expenses related to the Credit Agreement.  The Deerpath loan bore interest at a floating annual rate equal to LIBOR plus 8.0%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. We expect to incur, in the first quarter of 2014, a one-time charge of approximately $1.4 million in connection with the refinancing, of which approximately $700,000 is non-cash deferred financing costs.

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3.0 million. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10.0 million uncommitted incremental term loan facility to support permitted acquisitions.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin.  We have elected to use the Libor rate plus the applicable margin, which is 5% for the first six months. Interest is payable monthly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2.25:1	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  We must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements.

Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ending June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ending June 30, 2014 with the levels stepping down thereafter.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends, and transactions with affiliates.

The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions.

In connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement, in March 2014, with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

See Note 14 in the accompanying financial statements for more information about the Credit Agreement and Guaranty and Security Agreement.

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

We believe the following are our critical accounting policies:

Revenue Recognition

Our revenues consist of software-as-a-service (“SaaS”) offerings, time-based software subscriptions, and perpetual software license sale arrangements that also, typically, include hardware, maintenance/support and professional services elements.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.    Software and software-related elements are recognized in accordance with ASC 985-605 Software Revenue Recognition.    Non-software revenue elements are recognized in accordance with ASC 605-25 Revenue Recognition Multiple-Element Arrangements.  Since we currently offer our software solutions under either a perpetual license, time-based subscription or SaaS model, revenue recognition timing varies based on which form of software rights the customer purchases.

SaaS arrangements and time-based software subscriptions typically have an initial term ranging from one to three years and are renewable on an annual basis.  A typical SaaS arrangement will also include hardware, setup and implementation services. We allocate the value of the SaaS arrangement to each separate unit of accounting based on vendor-specific objective evidence (“VSOE”) of selling price, when it exists, third-party evidence of selling price for like services or best estimated selling price.  Revenue allocated to the SaaS/software subscription element is recognized ratably over the non-cancellable term of the SaaS/subscription service. Revenue allocated to other units of accounting included in the arrangement are recognized as outlined in the paragraphs below.

Perpetual software licenses are typically sold in multiple-element arrangements that include hardware, maintenance/support and professional services.  Software license revenues, determined under the residual method, are generally recognized on the date the product is delivered to the customer if VSOE of fair value exists for all undelivered elements of the software arrangement.  If VSOE of fair value does not exist for an undelivered element, the entire software arrangement is deferred and recognized ratably, over the remaining non-cancellable maintenance term after all other undelivered elements have been delivered. We base VSOE of fair value for our maintenance, training and installation services on the prices charged for these services when sold separately.  Revenue allocated to hardware, maintenance and services elements included in the arrangement are recognized as outlined below.

Hardware devices sold to customers (typically time clock, LCD panel and other peripheral devices) are not essential to the functionality of the software and as such are treated as non-software elements for revenue recognition purposes.  Hardware revenue is recognized when title passes to the customer, typically the date the hardware is shipped.  If hardware is sold under a HaaS arrangement, title to the hardware remains with Asure and hardware usage revenue is recognized ratably over the non-cancellable term of the hardware service delivery, typically one year.

Our professional services offerings which typically include data migration, set up, training, and implementation services are also not essential to the functionality of our products, as third parties or customers themselves can perform these services.  Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later.  Professional services performed for a fixed fee can be reasonably estimated and are recognized on a proportional performance basis. Revenue for professional services engagements billed on a time and materials basis are recognized as the services are delivered.  Revenues on all other professional services engagements are recognized upon the earlier of the completion of the services deliverable or the expiration of the customer’s right to receive the service.

Maintenance/support revenues are recognized ratably over the non-cancellable term of the support agreement.  Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. See Notes 4 and 5 in the accompanying financial statements for additional information regarding goodwill.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11 generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance became effective for us as of January 1, 2014 and is consistent with our present practice.

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

ITEM 9.  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework)  (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B.  OTHER INFORMATION

None.

 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of shareholders.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and  2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Asure Software, Inc.

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asure Software, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
March 27, 2014

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,938	$2,177
Restricted cash	400	250
Accounts receivable, net of allowance for doubtful accounts of $168 and $182 at December 31, 2013 and December 31, 2012, respectively	3,902	3,040
Inventory	77	266
Notes receivable	9	19
Prepaid expenses and other current assets	1,334	1,497
Total current assets	9,660	7,249
Property and equipment, net	1,233	1,154
Goodwill	15,005	15,525
Intangible assets, net	9,679	12,179
Other assets	38	41
Total assets	$35,615	$36,148
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$4,308	$3,450
Accounts payable	1,669	2,713
Accrued compensation and benefits	473	78
Other accrued liabilities	988	706
Deferred revenue	10,059	9,684
Total current liabilities	17,497	16,631
Long-term liabilities:
Deferred revenue	759	199
Notes payable- related party	-	800
Notes payable	12,698	15,887
Other liabilities	444	471
Total long-term liabilities	13,901	17,357
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,353 and 5,644 shares issued, 5,969 and 5,260 shares outstanding at December 31, 2013 and December 31, 2012, respectively	63	56
Treasury stock at cost, 384 shares at December 31, 2013 and December 31, 2012	(5,017)	(5,017)
Additional paid-in capital	278,159	274,445
Accumulated deficit	(268,884)	(267,222)
Accumulated other comprehensive loss	(104)	(102)
Total stockholders’ equity	4,217	2,160
	$35,615	$36,148

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2013	2012
Revenues	$25,474	$19,965
Cost of sales	6,425	4,573
Gross Margin	19,049	15,392

Operating Expenses
Selling, general and administrative	13,252	11,803
Research and development	2,835	2,376
Amortization of intangible assets	2,180	1,726
Total Operating Expenses	18,267	15,905

Income (Loss) From Operations	782	(513)

Other Income (Loss)
Interest income	49	3
Gain (loss) on sale/disposal of assets	72	(28)
Loss on debt conversion	-	(198)
Foreign currency translation gain (loss)	(24)	(27)
Interest expense and other	(1,943)	(1,169)
Interest expense – amortization of OID and derivative mark-to-market	(481)	(815)
Total other income (loss), net	(2,327)	(2,234)

Loss From Operations before Income Taxes	(1,545)	(2,747)
Income tax provision	(117)	(285)
Net Loss	$(1,662)	$(3,032)
Other Comprehensive Income (Loss):
Foreign currency gain (loss)	(2)	26
Other Comprehensive Income (Loss)	$(1,664)	$(3,006)

Basic and Diluted Net Loss Per Share
Basic	$(0.29)	$(0.60)
Diluted	$(0.29)	$(0.60)
Weighted Average Basic and Diluted Shares
Basic	5,661,000	5,048,000
Diluted	5,661,000	5,048,000

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

						Other
	Common	Common		Additional		Comprehensive	Total
	Stock	Stock	Treasury	Paid-in	Accumulated	Income	Stockholders’
	Outstanding	Amount	Stock	Capital	Deficit	(Loss)	Equity
BALANCE AT DECEMBER 31, 2011	4,630	$50	$(5,017)	$271,349	$(264,190)	$(128)	$2,064
Share based compensation				88			88
Stock issued upon option exercise	30			20			20
Issuance of stock upon debt conversion	345	3		2,244			2,247
Issuance of stock upon acquisition	255	3		744			747
Net loss					(3,032)		(3,032)
Other comprehensive income						26	26
BALANCE AT DECEMBER 31, 2012	5,260	$56	$(5,017)	$274,445	$(267,222)	$(102)	$2,160
Share based compensation				160			160
Stock issued upon option exercise	17			35			35
Issuance of stock upon conversion of convertible debt	30			93			93
Issuance of stock upon private offering, net of offering costs	662	7		3,426			3,433
Net loss					(1,662)		(1,662)
Other comprehensive income (loss)						(2)	(2)
BALANCE AT DECEMBER 31, 2013	5,969	$63	$(5,017)	$278,159	$(268,884)	$(104)	$4,217

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,662)	$(3,032)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	2,947	2,295
Provision for doubtful accounts	37	179
Share-based compensation	160	88
Interest income on settlement	(48)	-
(Gain) loss on sale/disposal of assets	(72)	28
Amortization of OID and derivative mark-to-market	481	815
Gain on debt payoff	(98)	-
Loss on debt conversion	-	198
Changes in operating assets and liabilities:
Restricted cash	(150)	(250)
Accounts receivable	(899)	1,095
Inventory	177	(150)
Prepaid expenses and other assets	495	(229)
Accounts payable	(1,008)	692
Accrued expenses and other long-term obligations	737	140
Deferred revenue	928	940
Net cash provided by operating activities	2,025	2,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment	(383)	(904)
Purchases of intangible assets	(62)	(351)
Collection of note receivable	10	77
Acquisitions net of cash acquired	-	(9,800)
Net cash used in investing activities	(435)	(10,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,000	14,500
Payments on notes payable	(6,880)	(3,833)
Payments on conversion of subordinated notes payable	-	(222)
Payments on line of credit	-	(500)
Payments on capital leases	(88)	(33)
Debt financing fees	(330)	(680)
Net proceeds from issuance of common stock	3,433	-
Net proceeds from exercise of stock options	35	20
Net cash provided by (used in) financing activities	170	9,252

Effect of foreign exchange rates	1	27

Net increase (decrease) in cash and cash equivalents	1,761	1,110
Cash and equivalents at beginning of period	2,177	1,067
Cash and equivalents at end of period	$3,938	$2,177

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$1,461	$797

Non-cash Investing and Financing Activities:
Conversion of subordinated convertible notes payable to equity	93	2,247
Issuance of common stock upon acquisition	-	747

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Asure has prepared its consolidated financial statements in accordance with U.S. generally accepted accounting principles and has included the accounts of its wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. Asure has made certain reclassifications to the prior year’s financial statements to conform to the current year presentation. As discussed in Note 8- Stockholders’ Equity, Asure has adjusted all prior periods to reflect its 3-for-2 stock split as if it had occurred at the earliest date presented in these financial statements.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In September 2013, we reached an agreement (based upon the determination by the independent accountant) to settle our purchase price post-closing adjustment dispute with the sellers. The parties agreed to a post-closing adjustment due to us with accrued interest of $540. The parties agreed to reduce the original $3,000 deferred purchase payment by the post-closing adjustment amount. This also had the effect of reducing our long-term debt by a like amount. The remaining deferred purchase price balance was $2,460. The parties also agreed to dismiss the litigation and claims in Texas in favor of consolidating all  remaining disputes in the Massachusetts state court.

In February 2014, we reached an agreement to settle all claims and dismiss all pending litigation with the sellers of PeopleCube. Under the settlement agreement, the parties agreed to dismiss the litigation and settle the remaining balance due of $2,460 on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1,700. Separately, our insurance carrier agreed to pay us $500 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we expect to record a net gain of approximately $1,000 on the settlement in the first quarter of 2014.

Finally, as part of the original purchase price in the PeopleCube acquisition, we issued 255,000 shares of our common stock subject to a lockup of 125,000 shares expiring in June 2013 and 130,000 shares expiring in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

Asure was also the defendant or plaintiff in various actions that arose in the normal course of business. As of December 31, 2013, we believe none of the pending legal proceedings to which we are a party are material to us.

LIQUIDITY

In April 2013, The NASDAQ Stock Market (“NASDAQ”) notified us that we had failed to maintain a minimum market value of listed securities (“MVLS”) of $35,000 over the previous 30 consecutive business days as required by The NASDAQ Capital Market set forth in Listing Rule 5550(b)(2). NASDAQ also advised us in its letter that we did not meet the requirements under NASDAQ Marketplace Rule 5550(b)(1), which requires maintenance of $2,500 of stockholders’ equity, and Rule 5550(b)(3), which requires net income from continuing operations of $500 or more in 2012 or in two of the three years 2010, 2011 and 2012.  Under Rule 5550, we could regain compliance and avoid the potential for delisting of our common stock by satisfying any one of the minimum MVLS test, the minimum equity test or the minimum net income test. In order to meet the minimum equity requirement, we increased stockholders’ equity by selling 662,000 shares for net proceeds of $3,400 in May 2013. In August 2013, NASDAQ notified us that since the May 2013 sale of securities, which was at a discount to the then current market price, included certain officers and directors, the private placement required shareholder approval under Listing Rule 5635(c).We held a special meeting held in September 2013 at which our stockholders voted to ratify this sale of shares to our officers and directors.  In October 2013, we received notification from NASDAQ that we regained compliance with Listing Rules 5635(c) and 5550(b).

As of December 31, 2013, Asure’s principal source of liquidity consisted of $3,938 of current cash and cash equivalents as well as future cash generated from operations.  Cash and cash equivalents were $2,177 at December 31, 2012. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our amended Notes Payable, and the related debt covenant requirements. We are continuing to reduce expenses as a percentage of revenue and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

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

RESTRICTED CASH

Restricted cash represents a certificate of deposit held in a cash collateral account as required by JPMorgan Chase Bank N.A. (“Bank”), to secure our obligations under our credit card obligations with the Bank.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis, and non-financial assets and liabilities such as goodwill, intangible assets and property and equipment that are measured at fair value on a non-recurring basis.

 DERIVATIVE

Our convertible notes payable contained an embedded derivative instrument related to the conversion feature that we accounted for separately.  We re-measured the fair values of these instruments for each reporting period and recorded a gain or loss for the change in fair value. The embedded derivative was settled during 2012. See Note 6- Notes Payable and Derivative Liability for further details.  No derivative feature remains at December 31, 2013.

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

Asure reviews potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term, which is usually net thirty days.  If we receive reasonable assurance of payment and know of no barriers to legally enforce the payment obligation, we may extend credit to customers. We place accounts on “Credit Hold” if a placed order exceeds the credit limit or sooner if circumstances warrant.  We follow our credit policy consistently and routinely monitor our delinquent accounts for indications of uncollectability.

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

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2011	$19
Provision for doubtful accounts receivable	179
Write-off of uncollectible accounts receivable	(16)
Balance at December 31, 2012	$182
Provision for doubtful accounts receivable	37
Write-off of uncollectible accounts receivable	(51)
Balance at December 31, 2013	$168

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market. Inventory includes purchased LCD panels and a full range of biometric and card recognition clocks that we sell as part of our workforce and workspace management solutions.  We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. See Notes 4 and 5 for additional information regarding goodwill. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from one to ten years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented. See Note 5 – Goodwill and Other Intangible Assets for additional information regarding intangible assets.

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

REVENUE RECOGNITION

Our revenues consist of software-as-a-service (“SaaS”) offerings, time-based software subscriptions, and perpetual software license sale arrangements that also, typically, include hardware, maintenance/support and professional services elements.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.    Software and software-related elements are recognized in accordance with ASC 985-605 Software Revenue Recognition.    Non-software revenue elements are recognized in accordance with ASC 605-25 Revenue Recognition Multiple-Element Arrangements.  Since we currently offer our software solutions under either a perpetual license, time-based subscription or SaaS model, revenue recognition timing varies based on which form of software rights the customer purchases.

SaaS arrangements and time-based software subscriptions typically have an initial term ranging from one to three years and are renewable on an annual basis.  A typical SaaS arrangement will also include hardware, setup and implementation services. We allocate the value of the SaaS arrangement to each separate unit of accounting based on vendor-specific objective evidence (“VSOE”) of selling price, when it exists, third-party evidence of selling price for like services or best estimated selling price.  Revenue allocated to the SaaS/software subscription element is recognized ratably over the non-cancellable term of the SaaS/subscription service. Revenue allocated to other units of accounting included in the arrangement are recognized as outlined in the paragraphs below.

Perpetual software licenses are typically sold in multiple-element arrangements that include hardware, maintenance/support and professional services.  Software license revenues, determined under the residual method, are generally recognized on the date the product is delivered to the customer if VSOE of fair value exists for all undelivered elements of the software arrangement.  If VSOE of fair value does not exist for an undelivered element, the entire software arrangement is deferred and recognized ratably, over the remaining non-cancellable maintenance term after all other undelivered elements have been delivered. We base VSOE of fair value for our maintenance, training and installation services on the prices charged for these services when sold separately.  Revenue allocated to hardware, maintenance and services elements included in the arrangement are recognized as outlined below.

Hardware devices sold to customers (typically time clock, LCD panel and other peripheral devices) are not essential to the functionality of the software and as such are treated as non-software elements for revenue recognition purposes.  Hardware revenue is recognized when title passes to the customer, typically the date the hardware is shipped.  If hardware is sold under a HaaS arrangement, title to the hardware remains with Asure and hardware usage revenue is recognized ratably over the non-cancellable term of the hardware service delivery, typically one year.

Our professional services offerings which typically include data migration, set up, training, and implementation services are also not essential to the functionality of our products, as third parties or customers themselves can perform these services.  Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later.  Professional services performed for a fixed fee can be reasonably estimated and are recognized on a proportional performance basis. Revenue for professional services engagements billed on a time and materials basis are recognized as the services are delivered.  Revenues on all other professional services engagements are recognized upon the earlier of the completion of the services deliverable or the expiration of the customer’s right to receive the service.

Maintenance/support revenues are recognized ratably over the non-cancellable term of the support agreement.  Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.

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

ADVERTISING COSTS

We expense advertising costs as we incur them.  Advertising expenses were $0 and $16 for 2013 and 2012, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Income (Loss).

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

LEASE OBLIGATIONS

Asure recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, we charge the total amount of base rentals over the term of our leases to expense on a straight-line method, recording the amount of rental expense in excess of lease payments as a deferred rent liability. As of December 31, 2013 and 2012, we had no deferred rent liabilities. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. As of December 31, 2013 and 2012, Asure had $399 and $389 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Accordingly, we translate the assets and liabilities of these foreign subsidiaries at current exchange rates at each balance sheet date. We record translation adjustments arising from the translation of net assets located outside of the United States into United States dollars in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. We translate income and expenses from the foreign subsidiaries using monthly average exchange rates. We include net gains and losses resulting from foreign exchange transactions in other income and expenses, which were not significant in 2013 and 2012.

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

SHARE BASED COMPENSATION

We adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  We estimate the fair value of each award granted from our stock option plans at the date of grant using the Black-Scholes option pricing model. During 2013 and 2012, we granted 216,000 and 260,000 stock options, respectively.

As of December 31, 2013, we expect to recognize $399 of unrecognized compensation costs related to non-vested option grants over the course of the following three years.

We issued 17,000 shares of common stock related to exercises of stock options granted from our stock option plans for 2013 and 30,000 shares in 2012.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11 generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance became effective for us as of January 1, 2014 and is consistent with our present practice.

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

 The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively:

		Fair Value Measure at December 31, 2013
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$3,938	$3,938	$-	$-
Restricted cash- certificate of deposit	$400	$-	$400	$-
Total	$4,338	$3,938	$400	$-

		Fair Value Measure at December 31, 2012
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,177	$2,177	$-	$-
Restricted cash- certificate of deposit	250	$-	$250	$-
Total	$2,427	$2,177	$250	$-

For our level 2 asset, the fair value is based on information obtained from our third party service provider and approximates carrying value.

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

Our line of credit and notes payable, including current portion, as of December 31, 2013, had a carrying value of $17,006.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 4 - ACQUISITIONS

2012 Acquisition

In July 2012, Asure acquired the capital stock of Meeting Maker – United States, Inc., doing business as (“dba”) PeopleCube, for a combination of cash and Asure common stock. The 2012 acquisition of PeopleCube gave Asure a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use.

The purchase price was composed of $9,800 in cash, subject to a post-closing working capital adjustment, (ii) 255,000 shares of our common stock, par value $0.01 per share, representing just under five percent of Asure’s outstanding shares and valued at $2.94 per share and (iii) an additional $3,000 note from us due on October 31, 2014, subject to offset of any amounts owed by the seller under the indemnification provisions of the stock purchase agreement. The note was adjusted to a fair value of $2,404 at the date of purchase based on our incremental borrowing rate. We recorded the note at fair value using a discount rate of 10%, which resulted in an original issue discount of $622, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. Details regarding the financing of the acquisition are described in the below Notes Payable table. Transactions costs for this acquisition were $905 and we expensed them as incurred.

As discussed above, in December 2012, we demanded a purchase price adjustment from PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012, based on matters we discovered after closing.  In the third quarter of 2013, we reached an agreement to settle our post-closing working capital adjustment dispute. The parties agreed to a post-closing working capital adjustment due to us of $496, with accrued interest of $44, totaling $540. The parties agreed to reduce the original $3,000 deferred purchase payment by the post-closing adjustment amount of $540. This also had the effect of reducing our long-term debt by a like amount and $496 was deducted from our goodwill balance. The remaining deferred purchase price balance under the Subordinated Notes Payable: Peoplecube Acquisition Note then became $2,460.

The following is the purchase price allocation for the acquisition of PeopleCube. We expect to continue to deduct goodwill arising from this acquisition for tax purposes over 15 years. We recorded the transaction using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $7,445 of intangible assets subject to amortization, consist of $5,242 allocated to Customer Relationships, $1,842 in Developed Technology, $338 for Trade Names and $23 for a Covenant not-to-compete.  We estimated the fair value of the Customer Relationships using the excess earnings method, a form of the income approach.  We discounted cash flow projections using a rate of 16.6%, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations to us. We estimated the fair value of the Developed Technology and Trade Names using the relief from royalty method based upon a 5% royalty rate.  We estimated the value of the Covenant not-to-compete using a damages calculation, which is a form of the income approach.

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

FOR THE YEAR ENDED DECEMBER 31,
2012
Revenues	24,422
Net (loss)	(3,900)
Net (loss) per common share:
Basic and diluted	(0.74)

Weighted average shares outstanding:
Basic and diluted	5,260

2011 Acquisitions

During 2011, we made two acquisitions for approximately $10,400 in aggregate purchase consideration. We funded the 2011 acquisitions from available cash on hand, long-term debt and promissory notes issued to the sellers.

In October 2011, we purchased (through a wholly-owned subsidiary) substantially all of the assets and assumed certain liabilities of ADI Time, LLC relating to its time and attendance software and management services business.  The purchase price for the assets consisted of $6,000 in cash and a $1,095 promissory note from our subsidiary. This note bore interest at an annual rate of 0.16%, was due October 2014 and was guaranteed by us. In October 2013, we paid this note in full, less a 5% discount for early payment. We made a principal payment of $245,000 in July 2012 and a final payment of $811,000 in October 2013 in full payment of this note.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In December 2011, we purchased (through a wholly-owned subsidiary) substantially all of the assets and assumed certain liabilities of WG Ross Corp., dba Legiant, relating to its cloud computing time and attendance software and management services. The purchase price for the assets was $4,000, consisting of approximately $1,511 in cash and three subordinated promissory notes in the aggregate principal amount of approximately $2,489, as adjusted pursuant to the terms of the asset purchase agreement. One of the promissory notes was for an aggregate principal amount of $250, bore interest at an annual rate of 0.20%, matured on February 1, 2012 and was paid in full. The second promissory note was for an aggregate principal amount of approximately $479 and bore interest at an annual rate of 5.00%. The third promissory note was for an aggregate principal amount of approximately $1,761 and bore interest at an annual rate of 0.20%.  In September 2013, we entered into a Third Amendment to our Loan Agreement with Deerpath Funding, LP.  Under this amendment, we borrowed an additional $2,500 in September 2013. We used a portion of the net proceeds to pay the two remaining notes totaling $1,696. These loans were due in October 2014.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table summarizes the annual changes in our goodwill:

Balance at December 31, 2011	$6,264
Goodwill recognized upon acquisition of PeopleCube	9,695
Adjustments to goodwill	(434)
Balance at December 31, 2012	$15,525
Adjustments to goodwill	(520)
Balance at December 31, 2013	$15,005

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2013 and 2012 are as follows:

		December 31, 2013
Intangible Asset	Weighted Average Remaining Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	8.3	$3,407	$(1,424)	$1,983
Customer Relationships	7	12,481	(5,370)	7,111
Reseller Relationships	7	853	(274)	579
Trade Names	-	659	(659)	-
Covenant not-to-compete	2	205	(199)	6
	7.2	$17,605	$(7,926)	$9,679

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

		December 31, 2012
Intangible Asset	Weighted Average Remaining Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	9	$3,428	$(1,111)	$2,317
Customer Relationships	7	12,478	(3,515)	8,963
Reseller Relationship	7	853	(152)	701
Trade Names	1	663	(494)	169
Covenant not-to-compete	2	205	(176)	29
	7.2	$17,627	$(5,448)	$12,179

We record amortization expense using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses were $2,180 and $1,726 for 2013 and 2012 respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $317 and $316 for 2013 and 2012, of which $0 and $102, respectively, related to the acquisitions in those periods.

In August 2013, we entered into a purchase agreement to sell certain customer relationships, developed technology and trade names related to certain intangible assets acquired in the purchase of PeopleCube. The selling price for these assets was $140 with a gain recognized of $72.

 The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2013:

Calendar Years
2014	$2,285
2015	2,128
2016	1,600
2017	1,586
Thereafter	2,080
$9,679

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of December 31, 2013	Balance as of December 31,2012
Subordinated notes payable: ADI - Acquisition Note	10/1/2014	0.16%	$-	$693
Subordinated notes payable: Legiant Acquisition - Note # 2	10/1/2014	5.00%	-	186
Subordinated notes payable: Legiant – Acquisition – Note #3	10/1/2014	0.20%	-	1,510
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	238	311
Subordinated Notes Payable – 15% Notes	9/30/2014	15.00%	-	800
Subordinated Notes Payable: PeopleCube Acquisition Note	10/31/2014	10.00%	2,220	2,499
Senior Note Payable	7/01/2016	11.50%	14,548	14,138
Total Notes Payable			$17,006	$20,137
Short-term notes payable			$4,308	$3,450
Long-term notes payable			$12,698	$16,687

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt, including the impact of the amendment to the Senior Note Payable discussed below:

Year Ended	Gross Amount
December 31, 2014	$4,655
December 31, 2015	1,850
December 31, 2016	10,848
Gross Notes Payable	$17,353
Unamortized Original Issue Discount	$347
Total Notes Payable	$17,006

Subordinated Notes Payable: ADI - Acquisition Note

In conjunction with the acquisition of the assets of ADI in October 2011, our wholly-owned subsidiary issued a $1,095 note payable to the seller. This note bore interest at an annual rate of 0.16%, had a maturity date of October 1, 2014 and was guaranteed by us. We recorded the note at fair value using a discount rate of 9%, which resulted in an original issue discount of $244, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We recognized amortization of the original issue discount of $68 and $68 during 2013 and 2012, respectively. We made a principal payment of $245,000 in July 2012 and the balance of $811,000 in October 2013. This note was paid in full in October 2013, less a 5% discount for early payment.

Subordinated Notes Payable: Legiant Acquisition

In conjunction with the acquisition of Legiant in December 2011, our wholly-owned subsidiary issued three separate promissory notes to the seller. We guaranteed all three promissory notes, which are subordinated to our Senior Note Payable discussed below. The details of each of the notes are as follows:

Legiant Acquisition - Note #1

Legiant Acquisition - Note #1 was for an aggregate principal amount of $250, bore interest at an annual rate of 0.20% and matured in February 2012.  We paid this note in full in 2012.

Legiant Acquisition - Note #2

Legiant Acquisition - Note #2 was for the principal amount of $478, bore interest at an annual rate of 5.00% and required monthly payments of $10 until June 2012. Asure made a principal payment of $235 in July 2012. No further cash interest or principal was payable until the maturity date of October 1, 2014. We paid the balance in full in September 2013, less a 15% discount for early payment, in connection with the additional borrowing under our Senior Note Payable, as described below.

Legiant Acquisition - Note #3

Legiant Acquisition - Note #3 was for an aggregate principal amount of $1,761, bore interest at an annual rate of 0.20%, and was due in a single lump sum on October 1, 2014. We recorded the note at fair value using a discount rate of 9%, resulting in an original issue discount of $382, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We paid the balance in full in September 2013, less a 15% discount for early payment, in connection with the additional borrowing under our Senior Note Payable, as described below.

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

The amendment to the 9% Notes eliminated the derivative liability.  Effective on March 10, 2012, we no longer accounted for the derivatives on a separate basis.  Therefore, we no longer re-measure the value of the derivatives after the amendment date.  The fair value of the conversion feature was $1,300 at March 10, 2012, with $465 recorded in the income statement for the mark-to-market impact.  We recorded this amount in interest expense – amortization of OID and derivative mark-to-market in the Consolidated Statements of Comprehensive Income (Loss). The conversion of the 9% Notes and elimination of the derivative liability resulted  in a loss on debt conversion of $198, a reduction in the carrying value of the 9% Notes to $296 at March 31, 2012 and an increase in additional paid in capital of $2,244 for the issuance of 345,000 shares of common stock issued upon conversion. We recognized amortization of the original issue discount of $21 and $34 during 2013 and 2012, respectively.

Mr. Goepel, our Chief Executive Officer, purchased $200 of the 9% Notes. Red Oak Fund, LP purchased $600 of the 9% Notes. Mr. Sandberg, our Chairman, is the controlling member of Red Oak Partners, LLC, which manages the Red Oak Fund. Both parties subsequently converted the 9% Notes under the terms of the amendment in 2012.  At December 31, 2013, we had $238 outstanding under the 9% Notes with a September 30, 2014 maturity.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Subordinated Notes Payable - 15% Notes

In September 2011, we sold $1,700 of our 15% subordinated notes (“15% Notes”) in a private placement to accredited investors. The 15% Notes paid interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 15% per year. The 15% Notes had a maturity date of September 30, 2014. In July 2012, Asure prepaid $900 from proceeds of the Senior Note Payable. Mr. Goepel, our Chief Executive Officer, originally purchased $500 of the 15% Notes.  Pinnacle Fund, LLLP originally purchased $300 of the 15% Notes. Mr. Sandberg, our Chairman, is the controlling member of Red Oak Partners, LLC, which owns 50% of Pinnacle Partners, LLC, the general partner of the Pinnacle Fund, LLLP.  Red Oak Partners, LLC is also the manager of the Pinnacle Fund, LLLP. We expensed $115 of fees for this transaction during 2012. The 15% Notes were secured by all of our assets, but were subordinated to our obligations to the Senior Note Payable discussed below.  The 15% Notes also contained customary terms of default. We paid these notes in full in 2013.

Subordinated Notes Payable: PeopleCube Acquisition Note

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

In the third quarter of 2013, we reached an agreement to settle our post-closing working capital adjustment dispute with PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube). The parties agreed to a post-closing adjustment due to us of $496, with accrued interest of $44, totaling $540. The parties agreed to reduce the original $3,000 deferred purchase payment by the post-closing adjustment amount of $540. This also had the effect of reducing our note by a like amount. The remaining deferred purchase price balance under the Subordinated Notes Payable: PeopleCube Acquisition Note became $2,460.

 In February, 2014, we reached an agreement to settle all claims and dismiss all pending litigation with PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube). Under the settlement agreement, the parties agreed to dismiss the litigation and we settled the remaining balance due by us of $2,500 on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1,700. See Note 14- Subsequent Events.

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

The loan agreement also provided for a conditional commitment of additional single advance senior secured term loans from time to time in an aggregate amount not to exceed $10,000 to be used for refinancing certain other indebtedness, funding permitted acquisitions or other growth initiatives, and paying fees and expenses of the term loans and permitted acquisitions. We did not borrow any amounts under the conditional term loan commitment in 2012.

The first amendment in March 2013 required an additional $2,000 principal payment by October 31, 2013 which we paid in May 2013.  In addition, in connection with the first amendment, we paid a $240 loan amendment fee, of which $52 was recorded to interest expense and $188 was recorded as a prepaid expense that we amortizing to interest expense over the term of the note payable.

In September 2013, we entered into a third amendment to our loan agreement.  Under this amendment and as part of the conditional term loan commitment, we borrowed an additional $2,500 in September 2013 and borrowed an additional $1,500 in December 2013. The third amendment increased the amount outstanding to $13,411.

In connection with the third amendment in September 2013, we recorded $110 of loan amendment fees as a prepaid expense and are amortizing this amount to interest expense over the term of the note payable.

The senior note payable bears interest at a floating annual rate equal to LIBOR plus 8.0%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. It requires monthly payments of interest only and quarterly principal payments of $362 from October 1, 2012. With the additional borrowing in September 2013 and beginning January 1, 2014, the quarterly principal payments became $425 with any remaining principal due on July 1, 2016.

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

We were in compliance with the covenant requirements as of December 31, 2013 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

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

We made quarterly principal payments of $362 each on the senior note payable beginning October 1, 2012. We paid the required $2,000 principal payment in May 2013.

In March, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto. We used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath. See Note 14- Subsequent Events for further details.

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

We repaid the $500 outstanding under the line of credit in full in July 2012. This line expired as of December 31, 2012.  No amounts are outstanding related to the Line of Credit.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives as of December 31, 2013 and 2012 are composed of the following:

	December 31,
	2013	2012

Software: 3-5 years	$4,121	$3,860
Furniture and equipment: 2-5 years	4,371	4,102
Internal support equipment: 2-4 years	696	699
Vehicle: 7 years	42	42
Capital leases: lease term or life of the asset	178	178
Leasehold improvements: lease term or life of the improvement	2,158	2,153
	11,566	11,034
Less accumulated depreciation	(10,333)	(9,880)
	$1,233	$1,154

We record the amortization of our capital leases as depreciation expense on our Consolidated Statements of Comprehensive Income (Loss). Depreciation and amortization expenses relating to property and equipment were approximately $449 and $255 for 2013 and 2012, respectively.

In October 2012, we entered into a Code Purchase and Perpetual License Agreement (“License Agreement”) with FotoPunch, Inc., a Delaware corporation (“FotoPunch”) that owns and develops facial and voice recognition software for tracking employee time and labor management information for use with mobile and other devices.  Under the License Agreement, we acquired a worldwide, perpetual, right to use the code and software in the workforce management hardware, equipment and software solutions industry. We have the right to grant sublicenses to resellers and third parties. For a period of two years, FotoPunch has agreed to assist us in integrating and using the facial and voice recognition software with our solutions.

At the same time, we also entered into a Rights Agreement with FotoPunch under which FotoPunch granted us an option to acquire it or its business and a right of first refusal to match any third party offer.

NOTE 8 - STOCKHOLDERS’ EQUITY

In May 2013, we sold approximately 662,000 shares of common stock to various investors, including certain directors of the Company and other entities affiliated with the directors at a purchase price of $5.31 per share, for proceeds, net of fees and expenses, of approximately $3,433. We sold the shares pursuant to a registration statement on Form S-3 and a related prospectus supplement. We used $2,000 of the funds to make a required principal payment under our loan agreement with Deerpath Funding. We used the balance of the net proceeds for general corporate purposes and repayment of additional outstanding debt.

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

SHARE REPURCHASE PROGRAM

Pursuant to Asure’s stock repurchase plan, we may repurchase up to 450,000 shares of our common stock.  We have repurchased a total of 384,000 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on our cash position, market conditions, financial covenants and other factors.  While the program remains in place, we did not repurchase any shares during 2013 or 2012.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

STOCK AND STOCK OPTION PLANS

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2012 to increase the number of shares reserved under the plan from 525,000 to 900,000. We have a total of 795,000 options granted and outstanding pursuant to the 2009 Plan as of December 31, 2013.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Income (Loss) for stock based awards was $160 and $88 for 2013 and 2012, respectively.

The following table summarizes the assumptions used to develop their fair value for 2013 and 2012:

	Year Ended December 31,
	2013	2012
Risk-free interest rate	1.71%	0.350%
Expected volatility	0.63	0.91
Expected life in years	4.50	3.75
Dividend yield	-	-

As of December 31, 2013, Asure had reserved shares of common stock for future issuance as follows:

Options outstanding	795,000
Options available for future grant	105,000
Shares reserved	900,000

The following table summarizes activity under all Plans during 2013 and 2012.

	For 2013		For 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	679,000	$3.16	530,000	$2.35
Granted	216,000	5.66	260,000	6.42
Exercised	(17,000)	2.02	(37,000)	2.01
Canceled	(83,000)	5.82	(74,000)	2.43
Outstanding at the end of the year	795,000	$3.58	679,000	$3.16
Options exercisable at the end of the year	369,000	$2.54	242,000	$2.32
Weighted average fair value of options granted during the year	5.66		6.42

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2013:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES			NUMBER OUTSTANDING AT DECEMBER 31, 2013	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AND VESTED AT DECEMBER 31, 2013	WEIGHTED-AVERAGE EXERCISE PRICE

$1.50	--	2.11	32,000	3.40	$2.01	24,000	$1.97
2.33	--	2.33	467,000	2.49	2.33	319,000	2.33
2.57	--	6.42	296,000	4.55	5.73	26,000	5.63

$1.50	--	6.42	795,000	3.29	$3.58	369,000	$2.54

The aggregate intrinsic value of options outstanding and options exercisable is $1,612 and $1,134, respectively, at December 31, 2013.

NOTE 9 - DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $147 and $86 in 2013 and 2012, respectively.

NOTE 10 - REVENUE CONCENTRATION

During 2013 and 2012, there were no customers who individually represented 10% or more of consolidated revenue.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for 2013 and 2012. On April 30, 2012, we completed a 3-for-2 stock split. All prior periods have been adjusted to reflect the impact of the stock split, including the impact on basic and diluted net loss per share.

We have excluded stock options to acquire 795,000 and 679,000 shares for 2013 and 2012, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

	Year	Year
	Ended December 31,	Ended December 31,
	2013	2012
Net Loss	(1,662)	(3,032)
Weighted-average shares of common stock outstanding	5,661,000	5,048,000

Basic and diluted net loss per share	(0.29)	(0.60)

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 12 - INCOME TAXES

The components of pre-tax loss for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Domestic	$(1,660)	$(1,867)
Foreign	115	(880)
Total	$(1,545)	(2,747)

The components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Current:
Federal	$8	$-
State	(2)	10
Foreign	20	79
Total current	26	89

Deferred:
Federal	60	197
State	7	23
Foreign	24	(24)
Total deferred	91	196

	$117	285

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2013 and 2012 are as follows:

	2013	2012
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$920	$858
Accrued expenses	104	30
Other	36	31
	1,060	919
Valuation allowance	(1,001)	(1,003)
Net current deferred tax assets	59	(84)

Noncurrent deferred tax assets
Net operating losses	40,105	40,400
Research and development credit carryforwards	4,398	4,353
Minimum tax credit carryforwards	161	161
Fixed assets	-	171
Share based compensation	4	67
Other	2	-
	44,670	45,152
Valuation allowance	(43,243)	(42,955)
Net noncurrent deferred tax assets	1,427	2,197

Noncurrent deferred tax liabilities
Acquired intangibles	(1,347)	(2,089)
Goodwill	(316)	(248)
Fixed assets	(138)	-
Total noncurrent deferred tax liabilities	(1,801)	(2,337)

Net current deferred tax asset (liability)	59	(84)
Net noncurrent deferred tax liability	$(374)	$(140)

At December 31, 2013, we had federal net operating loss carryforwards of approximately $116,480, research and development credit carryforwards of approximately $4,868 and alternative minimum tax credit carryforwards of approximately $161. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2018 through 2034, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of our various acquisitions in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of goodwill. During 2013, the valuation allowance increased by approximately $286 due primarily to operations, including expiration of tax carryforwards.  Approximately $8,251 of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	For 2013	For 2012

Computed at statutory rate	$(525)	$(934)
State taxes, net of federal benefit	70	61
Permanent items and other	377	248
Credit carryforwards	(60)	667
Foreign income taxed at different rates	58	354
Tax carryforwards not benefitted	197	(111)
	$117	$285

The total amount of unrecognized tax benefits as of January 1, 2013 was approximately $1,195. The reconciliation of our unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2013	$1,195
Additions based on tax positions related to the current year	62
Additions for tax positions of prior years	(5)
Balance at December 31, 2013	$1,252

As of December 31, 2013, we had $1,252 of unrecognized tax benefits, which would affect the effective tax rate if recognized. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During 2013, we recognized $6 of interest and penalties in our income tax expense.

Asure files tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years ending before July 31, 2010 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before July 31, 2009.  Asure is not currently under audit for federal, state or any foreign jurisdictions.

NOTE 13 - LEASE COMMITMENTS

Asure’s future minimum lease payments under all operating and capital leases as of December 31, 2013 are as follows:

CALENDAR YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS
2014	656	110
2015	490	111
2016	94	111
2017	--	67
2018	--	--
Thereafter	--	--

TOTAL	$1,240	$399

Less current portion of obligations		(110)
Long-term portion of obligations		$289

Total rent expense under all operating leases for 2013 and 2012 were $671 and $589, respectively. For 2013 and 2012, approximately 45.1% and 51.0%, respectively, of our total operating lease obligations relates to our corporate office facility at Wild Basin in Austin, Texas.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 14 – SUBSEQUENT EVENTS

In February 2014, we reached an agreement to settle all claims and dismiss all pending litigation with PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012.

Under the settlement agreement, the parties agreed to dismiss the litigation and we settled the remaining balance due by us of $2,500 on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1,700. Separately, our insurance carrier agreed to pay us $500 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we expect to record a net gain of approximately $1,000 on the settlement in the first quarter of 2014.  We paid this note in full in 2014. Finally, as part of the original purchase price in the Meeting Maker acquisition, we issued 255,000 shares of our common stock subject to a lockup expiring as to 125,000 shares in June 2013 and 130,000 shares in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

In March 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto.

The Credit Agreement provides for a term loan in the amount of $15,000. The term loan will mature in March 2019. The outstanding principal amount of the term loan is payable follows:

·	$188 on June 30, 2014 and the last day of each fiscal quarter thereafter up to March 31, 2016;
·	$281 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·	$375 on June 30, 2017 and the last day of each fiscal quarter thereafter.

In March 2014, we used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath Funding, LP (“Deerpath”) and the payment of certain fees, cost and expenses related to the Credit Agreement.  The Deerpath loan bore interest at a floating annual rate equal to LIBOR plus 8.0%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. We expect to incur, in the first quarter of 2014, a one-time charge of approximately $1,400 in connection with the refinancing, of which approximately $700 is non-cash deferred financing costs.

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the Libor rate plus the applicable margin, which is 5% for the first six months. Interest is payable monthly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2.25:1	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  We must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal on an annual basis with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ending June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ending June 30, 2014 with the levels stepping down thereafter.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends, and transactions with affiliates.

The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions.

In connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement, in March 2014, with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 27, 2014	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	March 27, 2014
Patrick Goepel	(Principal Executive Officer)
and Director

/s/ JENNIFER CROW	Chief Financial Officer	March 27, 2014
Jennifer Crow	(Principal Financial and Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	March 27, 2014
David Sandberg

/s/ ADRIAN PERTIERRA	Director	March 27, 2014
Adrian Pertierra

/s/ J. RANDALL WATERFIELD	Director	March 27, 2014
J. Randall Waterfield
/s/ MATTHEW BEHRENT	Director	March 27, 2014
Matthew Behrent

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Asset Purchase Agreement dated October 1, 2011 by and among Asure Software, Inc., ADI Software, LLC and ADI Time, LLC (1)

2.2	Asset Purchase Agreement dated December 14, 2011 by and among Asure Software, Inc., ADI Legiant, LLC and WG Ross Corp. (2)

2.3	Stock Purchase Agreement dated July 1, 2012 between Meeting maker Holding B.V. and PeopleCube Holding B.V. and Asure Software, Inc. (3)

2.4	Code Purchase and Perpetual License Agreement dated October 9, 2012 between Asure Software, Inc. and FotoPunch, Inc. (4)

3.1	Restated Certificate of Incorporation (5)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (6)

3.3	(Second) Certificate of Amendment to the Restated Certificate of Incorporation (7)

3.4	Amended and Restated Bylaws (8)

4.1	Specimen Certificate for the Common Stock (9)

4.2	Amended and Restated Rights Agreement, dated as of October 28, 2009 between Asure Software, Inc. and American Stock Transfer & Trust Company (10)

4.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock (10)

4.4	Form of Rights Certificate (10)

4.5	Form of 9% Subordinated Convertible Promissory Note (1)

4.6	Form of 15% Subordinated Promissory Note (1)

4.7	Form of Securities Purchase Agreement for 9% Subordinated Convertible Promissory Note (1)

4.8	Form of Securities Purchase Agreement for 15% Subordinated Promissory Note (1)

4.9	Registration Rights Agreement (1)

4.10	Amended and Restated Registration Rights Agreement dated March 10, 2012 (11)

4.11	Amendment Agreement with respect to the Amended and Restated 9% Convertible Promissory Notes (11)

4.12	Promissory Note dated October 2011 issued in connection with acquisition of certain assets from ADI Time, LLC (2)

4.13	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (2)

4.14	Stock Option Agreement for Patrick Goepel (2)

4.15	Stock Option Agreement for Steve Rodriguez (2)

4.16	Stock Option Agreement for Mike Kinney (2)

10.1	Amended Restricted Stock Plan, effective May 23, 2006 (12)

10.2	2009 Equity Plan, amended as of June 26, 2012 (13)

10.3	Amendment No. 3 to 2009 Equity Plan (13)

10.4	Form of Option Agreement under the 2009 Equity Plan (13)

10.5	Stock Purchase Agreement dated September 25,2009 with Patrick Goepel (14)

10.6	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (2)

10.8	Employment Letter with Mike Kinney, dated as of August 15, 2011 (2)

10.9	Employment Letter with Steve Rodriguez, dated as of August 15, 2011 (2)

10.10	Credit Agreement between Asure Software, Inc. and JPMorgan Chase Bank, N.A. (1)

10.11	Fourth Amendment to Lease Agreement with WB One & Two LTD (15)

10.12	Lease Agreement to Premises located at 200 Crossings Boulevard, Warwick, Rhode Island (2)

10.13	Sixth Amendment to Lease Agreement with Wild Basin I & II Investors, LP (2)

10.14
First Amendment to Loan Agreement effective as of December 31, 2012 by and among Asure Software Inc., ADI Software, LLC, Asure Legiant, LLC Meeting Maker - United States, Inc. and Deerpath Funding, LP (16)

10.15	Form of Common Stock Purchase Agreement dated as of May 30, 2013 (17)

10.16
Second Amendment to Loan Agreement effective as of March 31, 2013 by and among Asure Software Inc., ADI Software, LLC, Asure Legiant, LLC Meeting Maker - United States, Inc. and Deerpath Funding, LP (18)

10.17
Third Amendment to Loan Agreement effective as of September 30, 2013 by and among Asure Software Inc., ADI Software, LLC, Asure Legiant, LLC Meeting Maker - United States, Inc. and Deerpath Funding, LP (19)

10.18
Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties Hereto as the Lenders, and Asure Software, Inc., as Borrower, Dated as of March 20, 2014  (20)

10.19	Guaranty and Security Agreement between Asure Software, Inc. and Wells Fargo Bank, National Association, dated March 20, 2014 (20)

14	Code of Business Conduct and Ethics (8)

21	Subsidiaries of the Company*

23.1	Consent of Ernst & Young LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the SEC on November 14, 2011.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2012.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2004 filed with the SEC on December 15, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2009.

(7)	Incorporated by reference to Appendix C to the Company’s 2012 Proxy Statement filed with the SEC on May 23, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2012.

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 13, 2012.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2009.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2006 filed with the SEC on June 14, 2006.

(13)	Incorporated by reference to the Company’s 2013 Proxy Statement filed with the SEC on April 30, 2013.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2009.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 17, 2010.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014