Form 10-Q
period 2014-03-31
ASURE SOFTWARE INC
filed 2014-05-14
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒

As of May 12, 2014, the registrant had outstanding 5,979,426 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
 (Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,672	$3,938
Restricted cash	400	400
Accounts receivable, net of allowance for doubtful accounts of $146 and $168 at March 31, 2014 and December 31, 2013, respectively	4,213	3,902
Inventory	79	77
Notes receivable	4	9
Prepaid expenses and other current assets	1,234	1,334
Total current assets	7,602	9,660
Property and equipment, net	1,287	1,233
Goodwill	15,006	15,005
Intangible assets, net	9,106	9,679
Other assets	33	38
Total assets	$33,034	$35,615
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$992	$4,308
Accounts payable	1,850	1,669
Accrued compensation and benefits	219	473
Other accrued liabilities	825	988
Deferred revenue	10,042	10,059
Total current liabilities	13,928	17,497
Long-term liabilities:
Deferred revenue	669	759
Notes payable	14,250	12,698
Other liabilities	448	444
Total long-term liabilities	15,367	13,901
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,363 and 6,353 shares issued, 5,979 and 5,969 shares outstanding at March 31, 2014 and December 31, 2013, respectively	63	63
Treasury stock at cost, 384 shares at March 31, 2014 and December 31, 2013	(5,017)	(5,017)
Additional paid-in capital	278,219	278,159
Accumulated deficit	(269,414)	(268,884)
Accumulated other comprehensive loss	(112)	(104)
Total stockholders’ equity	3,739	4,217
	$33,034	$35,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
Revenues	$6,527	$5,975
Cost of sales	1,558	1,777
Gross margin	4,969	4,198

Operating expenses
Selling, general and administrative	3,362	3,276
Research and development	721	700
Amortization of intangible assets	497	582
Total operating expenses	4,580	4,558

Income (loss) from operations	389	(360)

Other income (loss)
Gain on settlement of note payable and litigation	1,034	-
Loss on debt refinancing	(1,402)	-
Foreign currency translation gain (loss)	(2)	(21)
Interest expense and other	(457)	(530)
Interest expense – amortization of original issue discount (OID)	(50)	(150)
Total other income (loss), net	(877)	(701)

Loss from operations before income taxes	(488)	(1,061)
Income tax provision	(42)	(39)
Net loss	$(530)	$(1,100)
Other comprehensive income (loss):
Foreign currency gain (loss)	(8)	38
Other comprehensive income (loss)	$(538)	$(1,062)

Basic and diluted net loss per share
Basic	$(0.09)	$(0.21)
Diluted	$(0.09)	$(0.21)
Weighted average basic and diluted shares
Basic	5,970,870	5,261,000
Diluted	5,970,870	5,261,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(530)	$(1,100)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	686	764
Provision for doubtful accounts	-	2
Share-based compensation	39	24
Amortization of original issue discount (OID)	50	150
Gain on settlement of note payable and litigation	(1,034)	-
Loss on debt refinancing	1,402	-
Changes in operating assets and liabilities:
Accounts receivable	(311)	(184)
Inventory	(2)	(82)
Prepaid expenses and other assets	(17)	(172)
Accounts payable	181	(151)
Accrued expenses and other long-term obligations	(286)	405
Deferred revenue	(107)	420
Net cash provided by operating activities	71	76
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment	(168)	(140)
Collection of note receivable	5	-
Net cash used in investing activities	(163)	(140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(16,248)	(363)
Proceeds from notes payable	15,000	-
Payments on amendment of senior notes payable	(704)	(188)
Debt financing fees	(575)	-
Insurance proceeds for settlement of notes payable dispute, net of expenses	373	-
Payments on capital leases	(32)	(24)
Net proceeds from exercise of options	21	5
Net cash used in financing activities	(2,165)	(570)

Effect of translation exchange rates	(9)	45

Net increase (decrease) in cash and cash equivalents	(2,266)	(589)
Cash and equivalents at beginning of period	3,938	2,177
Cash and equivalents at end of period	$1,672	$1,588

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$484	$399

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., a Delaware corporation, is a provider of cloud-based software-as-a-service (“SaaS”) time & labor management and workspace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Warwick, Rhode Island; Framingham, Massachusetts; Traverse City, Michigan and Staines, United Kingdom.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2014 and December 31, 2013, the results of operations for the three months ended March 31, 2014 and 2013, and the cash flows for the three months ended March 31, 2014 and 2013.

You should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2013.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

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

LIQUIDITY

As of March 31, 2014, Asure’s principal source of liquidity consisted of $1,672 of current cash and cash equivalents as well as future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our Term Loan, and the related debt covenant requirements. We are continuing to reduce expenses as a percentage of revenue and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (ASU 2013-11), which updated the guidance in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments in ASU 2013-11 generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance became effective for us as of January 1, 2014 and is consistent with our present practice.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for us beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. We believe that its adoption will not have a material impact on our consolidated results of operations or financial condition.

CONTINGENCIES

In February 2014, we reached an agreement to settle all claims and dismiss all pending litigation with PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012.

Under the settlement agreement, the parties agreed to dismiss the litigation and we settled the remaining balance due by us of $2,460 on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1,700. Separately, our insurance carrier agreed to pay us $500 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation and other settlement costs incurred in 2014 of $226, we recorded a net gain of $1,034 on the settlement in the first quarter of 2014.  We paid this note in full in the first quarter of 2014. Finally, as part of the original purchase price in the Meeting Maker acquisition, we issued 255,000 shares of our common stock subject to a lockup expiring as to 125,000 shares in June 2013 and 130,000 shares in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

Although Asure has been the defendant or plaintiff in various actions that arose in the normal course of business, as of March 31, 2014, we are not party to any pending legal proceedings.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively:

		Fair Value Measure at March 31, 2014
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$1,672	$1,672	$-	$-
Restricted cash- certificate of deposit	$400	$-	$400	$-
Total	$2,072	$1,672	$400	$-

		Fair Value Measure at December 31, 2013
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$3,938	$3,938	$-	$-
Restricted cash- certificate of deposit	$400	$-	$400	$-
Total	$4,338	$3,938	$400	$-

For our level 2 asset, the fair value is based on information obtained from our third party service provider and approximates carrying value.

NOTE 4 – ACQUISITIONS

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

In February 2014, we reached an agreement to settle all claims and dismiss all pending litigation with the sellers of PeopleCube. Under the settlement agreement, the parties agreed to dismiss the litigation and settle the remaining balance due of $2,460 on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1,700. Separately, our insurance carrier agreed to pay us $500 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we recorded a net gain of $1,034 on the settlement in the first quarter of 2014. We paid this note in full in 2014. Finally, as part of the original purchase price in the Meeting Maker acquisition, we issued 255,000 shares of our common stock subject to a lockup expiring as to 125,000 shares in June 2013 and 130,000 shares in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2013	$15,005
Adjustments to goodwill	1
Balance at March 31, 2014	$15,006

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2014 and December 31, 2013 are as follows:

		March 31, 2014
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	8.3	$3,407	$(1,499)	$1,908
Customer Relationships	7	12,481	(5,834)	6,647
Reseller Relationships	7	853	(305)	548
Trade Names	-	659	(659)	-
Covenant not-to-compete	2	205	(202)	3
		$17,605	$(8,499)	$9,106

		December 31, 2013
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	8.3	$3,407	$(1,424)	$1,983
Customer Relationships	7	12,481	(5,370)	7,111
Reseller Relationships	7	853	(274)	579
Trade Names	-	659	(659)	-
Covenant not-to-compete	2	205	(199)	6
		$17,605	$(7,926)	$9,679

We record amortization expense using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended March 31, 2014 and 2013 were $497 and $582, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $76 and $70 for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2014 (remaining)	$1,712
December 31, 2015	2,128
December 31, 2016	1,600
December 31, 2017	1,586
December 31, 2018	1,238
Thereafter	842
$9,106

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Interest Rate	Balance as of March 31, 2014	Balance as of December 31, 2013
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	242	238
Subordinated Notes Payable: PeopleCube Acquisition Note	10/31/2014	10.0%	-	2,220
Senior Note Payable	7/01/2016	11.50%	-	14,548
Term Loan - Wells Fargo	3/31/2019	5.00%	15,000	-
Total Notes Payable			15,242	17,006
Short-term notes payable			992	4,308
Long-term notes payable			14,250	12,698

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2014	$813
December 31, 2015	750
December 31, 2016	1,031
December 31, 2017	1,406
December 31, 2018	1,500
Thereafter	9,750
Gross Notes Payable	$15,250
Unamortized Original Issue Discount	$8
Total Notes Payable	$15,242

Subordinated Notes Payable: ADI - Acquisition Note

In conjunction with the acquisition of the assets of ADI in October 2011, our wholly-owned subsidiary issued a $1,095 note payable to the seller. This note bore interest at an annual rate of 0.16%, had a maturity date of October 1, 2014 and was guaranteed by us. We recorded the note at fair value using a discount rate of 9%, which resulted in an original issue discount of $244, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. We made a principal payment of $245 in July 2012 and the balance of $811 in October 2013. This note was paid in full in October 2013, less a 5% discount for early payment.

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

The 9% Notes - As Originally Issued

The 9% Notes pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 9% per year. The 9% Notes will mature on September 30, 2014. The 9% Notes are secured by all of our assets, but are subordinated to our obligations under the Term Loan discussed below.

The 9% Notes - Amendments

In March 2012, we amended the terms of the 9% Notes to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes was permitted to convert the outstanding principal balance due there under into shares of our common stock at the conversion price originally set forth in the 9% Notes ($5.00 per share of common stock) on or before March 15, 2012.   Holders of approximately $1,150 of the total $1,500 of principal amount of 9% Notes converted their 9% Notes to common stock. The amendment to the 9% Notes eliminated the derivative liability.   At March 31, 2014 and December 31, 2013, we had $242 and $238 outstanding, respectively, under the 9% Notes with a September 30, 2014 maturity.

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

Subordinated Notes Payable: PeopleCube Acquisition Note

In July 2012, we issued a $3,000 Note to the seller in the PeopleCube stock acquisition. The note was due October 31, 2014, subject to offset of any amounts owed by the seller to us under the indemnification provisions of the stock purchase agreement. We recorded the note at fair value using a discount rate of 10%, which resulted in an original issue discount of $622, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

 In February, 2014, we reached an agreement to settle all claims and dismiss all pending litigation with PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube). Under the settlement agreement, the parties agreed to dismiss the litigation and we settled the remaining balance due by us of $2,460 on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1,700. Separately, our insurance carrier agreed to pay us $500 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we recorded a net gain of $1,034 on the settlement in the first quarter of 2014.  We paid this note in full in the first quarter of 2014. Finally, as part of the original purchase price in the Meeting Maker acquisition, we issued 255,000 shares of our common stock subject to a lockup expiring as to 125,000 shares in June 2013 and 130,000 shares in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

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

In March 2014, this note was refinanced under a new facility with Wells Fargo Bank, N.A., as discussed below.

The senior note payable bore interest at a floating annual rate equal to LIBOR plus 8.0%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. It required monthly payments of interest only and quarterly principal payments of $362 from October 1, 2012. With the additional borrowing in September 2013 and beginning January 1, 2014, the quarterly principal payments became $462 with any remaining principal due on July 1, 2016.

The loan agreement contained customary covenants, which were amended effective September 30, 2013, including but not limited to limitations with respect to debt, liens, mergers and acquisitions, sale of assets, loans or advances to and investments in others, dividends or other distributions, capital expenditures and management compensation.

We used the net proceeds from the third amendment to pay the two Legiant Acquisition Notes totaling $1,700, as well as the two related party 15% Notes totaling $800. These loans were all due in October 2014. Under the latest amendment, we also changed certain financial covenants. We were in compliance with the covenant requirements as of December 31, 2013 and through the payoff in conjunction with the new term loan with Wells Fargo Bank entered into in March 2014, discussed below.

We made quarterly principal payments of $362 each on the senior note payable beginning October 1, 2012. We paid the required $2,000 principal payment in May 2013. The balance of this note of $14,085 was repaid under a new facility with Wells Fargo Bank, N.A. in the first quarter of 2014 We recorded a loss on debt refinancing of $1,402 in the first quarter of 2014, of which $704 is a pre-payment premium and $698 is non-cash deferred financing costs.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

Term Loan - Well Fargo

In March, 2014, we entered into a Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, and the lenders that are party thereto. We used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath.

The Credit Agreement provides for a term loan in the amount of $15,000. The term loan will mature in March 2019. The outstanding principal amount of the term loan is payable follows:

·	$188 on June 30, 2014 and the last day of each fiscal quarter thereafter up to March 31, 2016;
·	$281 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·	$375 on June 30, 2017 and the last day of each fiscal quarter thereafter, with a final payment of the remaining balance due on March 31, 2019

In March 2014, we used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath Funding, LP (“Deerpath”) and the payment of certain fees, cost and expenses related to the Credit Agreement.

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. Under the revolver, no amounts were outstanding and $2,580 was available for borrowing at March 31, 2014.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the Libor rate plus the applicable margin, which is 5% for the first six months. The interest rate is 5% for the 6 month period ended August 20, 2014. Interest is payable monthly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

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

 We were in compliance with the covenant requirements as of March 31, 2014 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

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

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended March 31, 2014 and 2013 were $39 and $24, respectively. We issued 10,000 and 2,500 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended March 31, 2014 and 2013, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2013 to increase the number of shares reserved under the plan from 900,000 to 1,200,000. We have a total of 772,000 options granted and outstanding pursuant to the 2009 Plan as of March 31, 2014.

NOTE 8 – OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2013	$(104)	$(104)
Other comprehensive loss before reclassifications	(8)	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(8)	(8)
Ending balance, March 31, 2014	$(112)	$(112)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2014
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(8)	$—	$(8)

Other comprehensive loss	$(8)	$—	$(8)

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 9 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 772,000 and 677,000 shares as of March 31, 2014 and 2013, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2014 and 2013:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2014	2013
Net loss	(530)	(1,100)
Weighted-average shares of common stock outstanding	5,970,870	5,261,000

Basic and diluted net loss per share	(0.09)	(0.21)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of and for the three months ended March 31, 2014 and 2013 should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading global provider of cloud-based software-as-a-service (“SaaS”) time & labor management and workspace management solutions that enable companies of all sizes and complexities to operate more efficiently and proactively manage costs associated with their most expensive assets: real estate, labor and technology.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to —  adverse changes in the economy, financial markets, and credit markets; delays or reductions in information technology spending;  the development of the market for cloud based workplace applications; product development; market acceptance of new products and product improvements; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns; changes in the our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to hire, retain and motivate employees;  our ability to manage our growth; our ability to realize benefits from acquisitions;  changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in laws and regulations; and changes in accounting standards. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED March 31,
	2014	2013
Revenues	100%	100%
Gross margin	76.1	70.3
Selling, general and administrative	51.5	54.8
Research and development	11.0	11.7
Amortization of intangible assets	7.6	9.7
Total operating expenses	70.2	76.3
Other income (loss), net	(13.4)	(11.7)
Net loss	(8.1)	(18.4)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED March 31,
Revenue	2014	2013	Increase (Decrease)%
Cloud revenue	$3,305	$3,070	$235	7.7
Hardware revenue	627	469	158	33.7
Maintenance and support revenue	1,630	1,674	(44)	(2.6)
On premise software license revenue	214	258	(44)	(17.1)
Professional services revenue	751	504	247	49
Total revenue	$6,527	$5,975	$552	9.2

Revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

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

Revenue for the three months ended March 31, 2014 was $6,527, an increase of $552 or 9.2%, from the $5,975 reported for the three months ended March 31, 2013. Cloud revenue, hardware revenue and professional services revenue all increased from the first quarter of 2013 due to our continued emphasis on selling integrated cloud based solutions. AsureSpace™ revenue for the three months ended March 31, 2014 was $3,881, an increase of $662 or 20.6%, from the $3,219 recorded for the three months ended March 31, 2013. This increase was primarily due to an increase in cloud revenue, hardware revenue and professional services revenue. AsureForce® revenue for the three months ended March 31, 2014 was $2,646, a decrease of $110 or 4.0%, from the $2,756 recorded for the three months ended March 31, 2013. This decrease was primarily in legacy iEmployee cloud revenue and Legiant hardware revenue.

Although our sales are concentrated in certain industry sectors, including corporate, education, healthcare, government, legal and non-profit, our total customer base is widely spread across industries.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States and Canada.  Additionally, we have a distribution partner in Australia. We continue to target small and medium size businesses and divisions of enterprises in these same industries as prospective customers. As the overall workforce management solutions market continues to experience significant growth related to SaaS products, we will continue to focus on sales of Meeting Room Manager On Demand, PeopleCube and ADI SaaS products.

In addition to continuing to develop our workforce management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use.

Gross Margin

Consolidated gross margin for the three months ended March 31, 2014 was $4,969, an increase of $771, or 18.4%, from the $4,198 reported for the three months ended March 31, 2013.  Gross margin as a percentage of revenues was 76.1% and 70.3% for the three months ended March 31, 2014 and 2013, respectively.  We attribute the increase in gross margins of $771 to gained efficiencies from the consolidation of hosting and support costs after the PeopleCube acquisition which occurred in the third quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2014 were $3,362, an increase of $86 or 2.6%, from the $3,276 reported for the three months ended March 31, 2013.  SG&A expenses as a percentage of revenues were 51.5% and 54.8% for the three months ended March 31, 2014 and 2013, respectively.

We continue to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2014 were $721, an increase of $21, or 3.0%, from the $700 reported for the three months ended March 31, 2013. R&D expenses as a percentage of revenues were 11.0% and 11.7% for the three months ended March 31, 2014 and 2013, respectively.

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

Amortization of Intangible Assets

Amortization expenses for the three months ended March 31, 2014 were $497, a decrease of $85, or 14.6%, from the $582 reported for the three months ended March 31, 2013. Amortization expenses as a percentage of revenues were 7.6% and 9.7% for the three months ended March 31, 2014 and 2013, respectively. This decrease is the result of some of PeopleCube’s intangible assets being sold and others becoming fully amortized in the third quarter of 2013.

Other Income and Loss

Other loss for the three months ended March 31, 2014 was $877, an increase of $176, or 25.1%, from the $701 reported for the three months ended March 31, 2013. Other loss as a percentage of revenues was 13.4% and 11.7% for the three months ended March 31, 2014 and 2013, respectively.  Other loss for the three months ended March 31, 2014 is composed primarily of a loss on debt refinancing of $1,402, offset by a gain on the settlement of the PeopleCube litigation of $1,034. Interest expense on notes payable was $457 for the three months ended March 31. 2014. Other loss for the three months ended March 31, 2013 is composed primarily of interest expense and amortization of OID on notes payable of $680.

Income Taxes

Income tax expense for the three months ended March 31, 2014 was $42, an increase of $3, or 7.7%, from the $39 reported for the three months ended March 31, 2013.

Net Loss

We generated a net loss of $530, or $(0.09) per share, during the three months ended March 31, 2014, compared to a net loss of $1,100 or $(0.21) per share reported for the three months ended March 31, 2013.  Net loss as a percentage of total revenues was 8.1% for the three months ended March 31, 2014 compared to net loss of 18.4% of total revenues for the three months ended March 31, 2013.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	March 31,	December 31,
	2014	2013

Working capital deficit	$(6,326)	$(7,837)
Cash, cash equivalents and short-term investments	1,672	3,938

	For the Three Months Ended
	March 31,
	2014	2013

Cash provided by operating activities	$71	$76
Cash used in investing activities	(163)	(140)
Cash provided by (used in) financing activities	(2,165)	(570)

Working Capital.  We had a working capital deficit of $6,326 at March 31, 2014, a decrease in our deficit of $1,511 from the $7,837 deficit at December 31, 2013. The working capital deficit at March 31, 2014 and December 31, 2013 includes $10,042 and $10,059 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. We attribute the decrease in our working capital deficit to a decrease in current notes payable of $3,316, together with an increase in accounts receivable of $311 and decrease in accrued compensation and other benefits and other accrued liabilities of $417. This is offset by a decrease in cash and cash equivalents of $2,266, an increase in accounts payable of $181. Cash and current notes payable decreased primarily due to the payoff of the Deerpath note and the payoff of the PeopleCube note (through the settlement of the litigation), offset by the new term note with Wells Fargo in the first quarter of 2014.

Operating Activities.  Cash provided by operating activities was $71 for the three months ended March 31, 2014. The $71 of cash provided by operating activities during the first quarter of 2014 was primarily driven by net income (after adjustment for non-cash items) of $613 and an increase in accounts payable of $181, offset by a decrease in accrued expenses and deferred revenue of $286 and $107, respectively, as well as an increase in accounts receivable of $311. The $76 of cash provided by operating activities during the first quarter of 2013 was primarily driven the net loss of $1,100 which was offset by depreciation and amortization of $764, an increase in accrued expenses and deferred revenue of $825, and an increase in prepaid expenses of $172.

Investing Activities.  Cash used in investing activities was $163 and $140 for the three months ended March 31, 2014 and March 31, 2013, respectively, due primarily to net purchases of property and equipment.

Financing Activities.  Cash used in financing activities was $2,165 for the three months ended March 31, 2014. We incurred $15,000 of debt, as well as received cash of $373 from insurance proceeds for settlement of notes payable, net of expenses. This is offset by note payments of $16,248 and debt financing fees of $575. Cash used in financing of $570 for the three months ended March 31, 2013 consisted of payments on notes payable and capital leases.

In March, 2014, we entered into a Credit Agreement with Wells Fargo Bank, N.A., and other lenders. The Credit Agreement provides for a term loan in the amount of $15,000 that will mature in March 2019. The outstanding principal amount of the term loan is payable follows:

·	$188 on June 30, 2014 and the last day of each fiscal quarter thereafter up to March 31, 2016;
·	$281 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·	$375 on June 30, 2017 and the last day of each fiscal quarter thereafter, with a final payment of the remaining balance due on March 31, 2019

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. Under the revolver, no amounts were outstanding and $2,580 was available for borrowing at March 31, 2014.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate, plus an applicable margin, each as set forth in the Credit Agreement. The margin varies based upon our leverage ratio. We have elected to use the Libor rate plus the applicable margin. The interest rate is 5% for the 6 month period ended August 20, 2014 and is payable monthly.

The Credit Agreement contains customary affirmative and negative covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with the covenants as of March 31, 2014.

For additional information concerning the Credit Agreement, see Note 6 to the Condensed Consolidated Financial Statements.

Sources of Liquidity.  As of March 31, 2014, Asure’s principal sources of liquidity consisted of approximately $1,700 of current cash and cash equivalents as well as future cash generated from operations.  We believe that we have and/or will generate sufficient cash for our short- and long-term needs. We are continuing to reduce expenses as a percentage of revenue and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities in 2014.

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

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies and estimates since December 31, 2013.  For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2013 Annual Report on Form 10-K.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

ITEM  4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 14, 2014	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 14, 2014	By:	/s/ JENNIFER CROW
Jennifer Crow
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith