Form 10-Q
period 2014-06-30
ASURE SOFTWARE INC
filed 2014-08-13
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, the registrant had outstanding 5,979,426 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
 (Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,005	$3,938
Restricted cash	150	400
Accounts receivable, net of allowance for doubtful accounts of $152 and $168 at June 30, 2014 and December 31, 2013, respectively	3,428	3,902
Inventory	260	77
Notes receivable	-	9
Prepaid expenses and other current assets	1,226	1,334
Total current assets	7,069	9,660
Property and equipment, net	1,301	1,233
Goodwill	15,008	15,005
Intangible assets, net	8,533	9,679
Other assets	29	38
Total assets	$31,940	$35,615
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$996	$4,308
Accounts payable	1,405	1,669
Accrued compensation and benefits	341	473
Other accrued liabilities	945	988
Deferred revenue	9,365	10,059
Total current liabilities	13,052	17,497
Long-term liabilities:
Deferred revenue	593	759
Notes payable	14,063	12,698
Other liabilities	446	444
Total long-term liabilities	15,102	13,901
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,363 and 6,353 shares issued, 5,979 and 5,969 shares outstanding at June 30, 2014 and December 31, 2013, respectively	63	63
Treasury stock at cost, 384 shares at June 30, 2014 and December 31, 2013	(5,017)	(5,017)
Additional paid-in capital	278,261	278,159
Accumulated deficit	(269,399)	(268,884)
Accumulated other comprehensive loss	(122)	(104)
Total stockholders’ equity	3,786	4,217
	$31,940	$35,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2014	2013	2014	2013
Revenues	$6,548	$6,296	$13,075	$12,271
Cost of Sales	1,373	1,481	2,931	3,258
Gross margin	5,175	4,815	10,144	9,013

Operating expenses
Selling, general and administrative	3,495	3,448	6,857	6,724
Research and development	855	664	1,576	1,364
Amortization of intangible assets	497	582	994	1,164
Total operating expenses	4,847	4,694	9,427	9,252

Income (loss) from operations	328	121	717	(239)

Other income (loss)
Gain on settlement of note payable and litigation	-	-	1,034	-
Loss on debt refinancing	-	-	(1,402)	-
Foreign currency translation gain (loss)	(10)	(3)	(12)	(24)
Interest expense and other	(264)	(520)	(721)	(1,050)
Interest expense- amortization of original issue discount (OID)	(4)	(125)	(54)	(275)
Total other income (loss), net	(278)	(648)	(1,155)	(1,349)

Income (loss) from operations before income taxes	50	(527)	(438)	(1,588)
Income tax provision	(35)	(42)	(77)	(81)
Net income (loss)	$15	$(569)	$(515)	$(1,669)
Other comprehensive income (loss):
Foreign currency gain (loss)	(10)	4	(18)	42
Other comprehensive income (loss)	$5	$(565)	$(533)	$(1,627)

Basic and diluted net income (loss) per share
Basic	$0.00	$(0.10)	$(0.09)	$(0.31)
Diluted	$0.00	$(0.10)	$(0.09)	$(0.31)
Weighted average basic and diluted shares
Basic	5,979,000	5,497,000	5,975,000	5,380,000
Diluted	6,364,000	5,497,000	5,975,000	5,380,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(515)	$(1,669)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,367	1,523
Provision for doubtful accounts	-	10
Share-based compensation	81	69
Amortization of original issue discount (OID)	54	275
Gain on settlement of note payable and litigation	(1,034)	-
Loss on debt refinancing	1,402	-
Changes in operating assets and liabilities:
Restricted cash	250	-
Accounts receivable	474	54
Inventory	(183)	6
Prepaid expenses and other assets	(15)	30
Accounts payable	(264)	(605)
Accrued expenses and other long-term obligations	(10)	651
Deferred revenue	(860)	442
Net cash provided by operating activities	747	786

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of property and equipment	(290)	(245)
Collection of note receivable	9	10
Net cash used in investing activities	(281)	(235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(16,436)	(2,726)
Proceeds from notes payable	15,000	-
Payments on amendment of senior notes payable	(704)	(188)
Net proceeds from issuance of common stock	-	3,461
Debt financing fees	(565)	-
Insurance proceeds for settlement of notes payable dispute, net of expenses	373	-
Payments on capital leases	(67)	(43)
Net proceeds from exercise of options	21	13
Net cash used in financing activities	(2,378)	517

Effect of translation exchange rates	(21)	50

Net increase (decrease) in cash and cash equivalents	(1,933)	1,118
Cash and equivalents at beginning of period	3,938	2,177
Cash and equivalents at end of period	$2,005	$3,295

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$697	$656

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2014 and December 31, 2013, the results of operations for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013.

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

LIQUIDITY

As of June 30, 2014, Asure’s principal source of liquidity consisted of $2,005 of current cash and cash equivalents, future cash generated from operations and amounts available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our Term Loan, and the related debt covenant requirements. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

Management is focused on growing our existing product offering as well as our customer base to increase our recurring revenues. We have made and will continue to explore additional strategic acquisitions. In July 2014 we acquired all of the outstanding common stock of FotoPunch, Inc. and in August 2014 we acquired substantially all the assets of Roomtag, LLC, as discussed in Note 10 – Subsequent Events. We expect to fund any future acquisitions with equity, available cash, future cash from operations, or debt from outside sources.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations.

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

In May 2014, the FASB issued a new accounting standard related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We will adopt this standard effective January 1, 2017, as required. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new standard on its financial statements.

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

Although Asure has been the defendant or plaintiff in various actions that arose in the normal course of business, as of June 30, 2014, we are not party to any pending legal proceedings.

NOTE 3 – FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

		Fair Value Measure at June 30, 2014
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,005	$2,005	$-	$-
Restricted cash - certificate of deposit	$150	$-	$150	$-
Total	$2,155	$2,005	$150	$-

		Fair Value Measure at December 31, 2013
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$3,938	$3,938	$-	$-
Restricted cash - certificate of deposit	$400	$-	$400	$-
Total	$4,338	$3,938	$400	$-

For our level 2 asset, the fair value is based on information obtained from our third party service provider and approximates carrying value.

NOTE 4 – ACQUISITIONS

2012 Acquisition

In July 2012, Asure acquired the capital stock of Meeting Maker – United States, Inc., (dba PeopleCube), for a combination of cash and Asure common stock. The 2012 acquisition of PeopleCube gave Asure a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use.

The purchase price was composed of $9,800 in cash, subject to a post-closing working capital adjustment, (ii) 255,000 shares of our common stock, par value $0.01 per share, representing just under five percent of Asure’s outstanding shares and valued at $2.94 per share and (iii) an additional $3,000 note from us due on October 31, 2014, subject to offset of any amounts owed by the seller under the indemnification provisions of the stock purchase agreement. The note was adjusted to a fair value of $2,404 at the date of purchase based on our incremental borrowing rate. We recorded the note at fair value using a discount rate of 10%, which resulted in an original issue discount of $622, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. Details regarding the financing of the acquisition are described in Note 6 – Notes Payable. Transaction costs for this acquisition were $905 and we expensed them as incurred.

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Asure’s goodwill relates to the acquisitions of ADI and Legiant in 2011 and the acquisition of PeopleCube in 2012.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2013	$15,005
Adjustments to goodwill	3
Balance at June 30, 2014	$15,008

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

		June 30, 2014
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	8.3	$3,407	$(1,575)	$1,832
Customer Relationships	7	12,481	(6,298)	6,183
Reseller Relationships	7	853	(335)	518
Trade Names	-	659	(659)	-
Covenant not-to-compete	-	205	(205)	-
	7.2	$17,605	$(9,072)	$8,533

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

We record amortization expense using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended June 30, 2014 and 2013 were $497 and $582, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $76 and $70 for the three months ended June 30, 2014 and 2013, respectively. Amortization expenses for the six months ended June 30, 2014 and 2013 were $994 and $1,164 included in Operating Expenses, and $152 and $140, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2014 (remaining)	$1,139
December 31, 2015	2,128
December 31, 2016	1,600
December 31, 2017	1,586
December 31, 2018	1,238
Thereafter	842
$8,533

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Interest Rate	Balance as of June 30, 2014	Balance as of December 31,2013
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	246	238
Subordinated Notes Payable: PeopleCube Acquisition Note	10/31/2014	10.0%	-	2,220
Senior Note Payable	7/01/2016	11.50%	-	14,548
Term Loan - Wells Fargo	3/31/2019	5.00%	14,813	-
Total Notes Payable			15,059	17,006
Short-term notes payable			996	4,308
Long-term notes payable			14,063	12,698

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2014	$626
December 31, 2015	750
December 31, 2016	1,031
December 31, 2017	1,406
December 31, 2018	1,500
Thereafter	9,750
Gross Notes Payable	$15,063
Unamortized Original Issue Discount	$4
Total Notes Payable	$15,059

Subordinated Convertible Notes Payable - 9% Notes

In September 2011, we sold $1,500 of our 9% subordinated convertible notes (“9% Notes”) in a private placement to accredited investors to finance the ADI acquisition. The 9% Notes pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 9% per year and will mature on September 30, 2014. The 9% Notes are secured by all of our assets, but are subordinated to our obligations under the Term Loan discussed below.

In March 2012, we amended the terms of the 9% Notes to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes was permitted to convert the outstanding principal balance due there under into shares of our common stock at the conversion price originally set forth in the 9% Notes ($5.00 per share of common stock) on or before March 15, 2012.   Holders of approximately $1,150 of the total $1,500 of principal amount of 9% Notes converted their 9% Notes to common stock. At June 30, 2014 and December 31, 2013, we had $246 and $238 outstanding, respectively, under the 9% Notes with a September 30, 2014 maturity.

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

We made quarterly principal payments of $362 each on the senior note payable beginning October 1, 2012. We paid the required $2,000 principal payment in May 2013. The balance of this note of $14,085 was refinanced under a new facility with Wells Fargo Bank, N.A. in March 2014, as discussed below. We were in compliance with all covenant requirements as of December 31, 2013 and through the payoff date. We recorded a loss on debt refinancing of $1,402 in the first quarter of 2014, of which $704 is a pre-payment premium and $698 is non-cash deferred financing costs.

Term Loan - Well Fargo

In March, 2014, we entered into a Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, and the lenders that are party thereto. We used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath and the payment of certain fees, cost and expenses related to the Credit Agreement.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The first scheduled principal payment of $188 was made in June 2014.

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. Under the revolver, no amounts were outstanding and $2,580 was available for borrowing at June 30, 2014. In July 2014, we borrowed $1,500 under the revolver, which was used to fund a portion of the acquisition cost of all of the issued and outstanding shares of common stock of FotoPunch, Inc. In August 2014, we borrowed $1,000 under the revolver which was used to fund a portion of the acquisition cost of substantially all the assets of Roomtag, LLC. See Note 10- Subsequent Events for further details.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the Libor rate plus the applicable margin, which is 5% for the first six months. The interest rate is 5% for the 6 month period ended September 30, 2014. Interest is payable quarterly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

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

 We were in compliance with the covenant requirements as of June 30, 2014 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions.

In connection with the Credit Agreement, we and our wholly-owned active subsidiaries entered into a Guaranty and Security Agreement, in March 2014, with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly-owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended June 30, 2014 and 2013 were $42 and $45, respectively, and $81 and $69 for the six months ended June 30, 2014 and 2013, respectively. No shares of common stock and 4,425 shares of common stock were issued related to exercises of stock options granted from our Stock Option Plan for the three months ended June 30, 2014 and 2013, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 620,000 options granted and outstanding pursuant to the 2009 Plan as of June 30, 2014.

NOTE 8 – OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2013	$(104)	$(104)
Other comprehensive loss before reclassifications	(18)	(18)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(18)	(18)
Ending balance, June 30, 2014	$(122)	$(122)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2014
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(10)	$—	$(10)

Other comprehensive loss	$(10)	$—	$(10)

	Six Months Ended June 30, 2014
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(18)	$—	$(18)

Other comprehensive loss	$(18)	$—	$(18)

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 9 – NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share based on the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 100,000 and 620,000 shares for the three and six months ended June 30, 2014, respectively, and 673,000 shares for the three and six months ended June 30, 2013, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$15	$(569)	$(515)	$(1,669)

Weighted-average shares of common stock outstanding	5,979,000	5,497,000	5,975,000	5,380,000
Dilutive effect of employee stock options	385,000	-	-	-
Weighted average shares for diluted net income (loss) per share	6,364,000	5,497,000	5,975,000	5,380,000
Basic net income (loss) per share	$0.00	$(0.10)	$(0.09)	$(0.31)
Diluted net income (loss) per share	$0.00	$(0.10)	$(0.09)	$(0.31)

NOTE 10 – SUBSEQUENT EVENTS

In July 2014, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of FotoPunch, Inc., a Delaware corporation (“FotoPunch”), a cloud-based time and labor solution provider whose photo-based time clock technology transforms any mobile device into a biometric, geo-located time clock. We have been working with FotoPunch since 2012 as a technology partner for our GeoPunch™ solution, which was launched to help customers support a workforce that is increasingly mobile, global and dispersed.

           The aggregate consideration for the Shares consisted of (i) $1,500 in cash, a portion of which was used to pay certain obligations of FotoPunch and (ii) up to an additional $3,000 in post-closing earnout payments. We funded the $1,500 cash payment with proceeds from our credit agreement with Wells Fargo.

The $3,000 earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively ) based on the FotoPunch operations achieving specified target revenues in an earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third and fourth earnout periods.

In August 2014, we acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933 in cash, and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of and for the three months and six months ended June 30, 2014 and 2013 should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Gross margin	79.0	76.5	77.6	73.4
Selling, general and administrative	53.4	54.8	52.4	54.8
Research and development	13.1	10.5	12.1	11.1
Amortization of intangible assets	7.6	9.2	7.6	9.5
Total operating expenses	74.0	74.6	72.1	75.4
Other income (loss), net	(4.2)	(10.3)	(8.8)	(11.0)
Net income (loss)	0.2	(9.0)	(3.9)	(13.6)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED June 30,
Revenue	2014	2013	Increase (Decrease)%
Cloud revenue	$3,467	$3,142	$325	10.3
Hardware revenue	373	435	(62)	(14.3)
Maintenance and support revenue	1,608	1,744	(136)	(7.8)
On premise software license revenue	249	324	(75)	(23.1)
Professional services revenue	851	651	200	30.7
Total revenue	$6,548	$6,296	$252	4.0

	FOR THE SIX MONTHS ENDED June 30,
Revenue	2014	2013	Increase (Decrease)%
Cloud revenue	$6,772	$6,211	$561	9.0
Hardware revenue	1,000	904	96	10.6
Maintenance and support revenue	3,238	3,418	(180)	(5.3)
On premise software license revenue	463	583	(120)	(20.6)
Professional services revenue	1,602	1,155	447	38.7
Total revenue	$13,075	$12,271	$804	6.6

Revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Our product offerings are categorized into AsureSpace™ and AsureForce®. AsureSpace™ offers workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® offers time and labor management solutions which help organizations optimize labor and labor administration costs and activities. Both product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premise software license revenue and professional services revenue. AsureSpace™ revenues include PeopleCube and Meeting Room Manager revenues. AsureForce® revenues include ADI, Legiant and iEmployee revenues.

Revenue for the three months ended June 30, 2014 was $6,548, an increase of $252 or 4.0%, from the $6,296 reported for the three months ended June 30, 2013. Cloud revenue and professional services revenue all increased from the first quarter of 2013 due to our continued emphasis on selling integrated cloud based solutions. AsureSpace™ revenue for the three months ended June 30, 2014 was $3,752, an increase of $395 or 11.8%, from the $3,357 recorded for the three months ended June 30, 2013. This increase was primarily due to an increase in PeopleCube cloud revenue and professional services revenue. AsureForce® revenue for the three months ended June 30, 2014 was $2,796, a decrease of $143 or 4.9%, from the $2,939 recorded for the three months ended June 30, 2013. This decrease was primarily due to a decrease in all Legiant revenues (primarily hardware revenue, maintenance and support revenue and cloud revenue), as well as a decrease in ADI on premise software license revenue. These decreases were offset by increases in ADI cloud and professional services revenue.

Revenues for the six months ended June 30, 2014 were $13,075, an increase of $804 or 6.6%, from the $12,271 reported for the six months ended June 30, 2013.  This increase was primarily due to an increase in cloud revenue and professional services revenue, offset by smaller decreases in maintenance and support revenue and on premise software license revenue. AsureSpace™ revenue for the six months ended June 30, 2014 was $7,633, an increase of $1,057 or 16.1%, from the $6,576 recorded for the six months ended June 30, 2013. This increase was primarily due to an increase in PeopleCube cloud revenue, hardware revenue and professional services revenue. AsureForce® revenue for the six months ended June 30, 2014 was $5,442, a decrease of $253 or 4.4%, from the $5,695 recorded for the six months ended June 30, 2013. This decrease was primarily due to decreases in all Legiant revenues and iEmployee cloud revenue, offset by increases in ADI cloud revenue and professional services revenue.

Although our sales are concentrated in certain industry sectors, including corporate, education, healthcare, government, legal and non-profit, our total customer base is widely spread across industries.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States, Canada and Europe.  Additionally, we have a distribution partner in Australia. We continue to target small and medium size businesses and divisions of enterprises in these same industries as prospective customers. As the overall workforce management solutions market continues to experience significant growth related to SaaS products, we will continue to focus on sales of Meeting Room Manager On Demand, PeopleCube and ADI SaaS products.

In addition to continuing to develop our workforce and workspace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use.

Gross Margin

Consolidated gross margin for the three months ended June 30, 2014 was $5,175, an increase of $360, or 7.5%, from the $4,815 reported for the three months ended June 30, 2013.  Gross margin as a percentage of revenues was 79.0% and 76.5% for the three months ended June 30, 2014 and 2013, respectively.  Consolidated gross margin for the six months ended June 30, 2014 was $10,144, an increase of $1,131, or 12.5%, from the $9,013 reported for the six months ended June 30, 2013.  Gross margins as a percentage of revenues were 77.6% and 73.4% for the six months ended June 30, 2014 and 2013, respectively. We attribute the increase in gross margins to gained efficiencies from the consolidation of hosting and support costs after the PeopleCube acquisition which occurred in the third quarter of 2012 as well as a shift in revenue mix toward higher margin items such as cloud revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2014 were $3,495, an increase of $47 or 1.4%, from the $3,448 reported for the three months ended June 30, 2013.  SG&A expenses as a percentage of revenues were 53.4% and 54.8% for the three months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2014 were $6,857, an increase of $133 or 2.0%, from the $6,724 reported for the six months ended June 30, 2013. SG&A expenses as a percentage of revenues were 52.4% and 54.8% for the six months ended June 30, 2014 and 2013, respectively.

We continue to evaluate any unnecessary SG&A expenses and plans to further reduce expenses as appropriate.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2014 were $855, an increase of $191, or 28.8%, from the $664 reported for the three months ended June 30, 2013. R&D expenses as a percentage of revenues were 13.1% and 10.5% for the three months ended June 30, 2014 and 2013, respectively.

Research and development (“R&D”) expenses for the six months ended June 30, 2014 were $1,576, an increase of $212, or 15.5%, from the $1,364 reported for the six months ended June 30, 2013. R&D expenses as a percentage of revenues were 12.1% and 11.1% for the six months ended June 30, 2014 and 2013, respectively.

The increase in both quarter and year to date R&D expenses is due to an increase in headcount and the related placement fees, as well as severance expense for another employee recorded in the second quarter of 2014. These increases reflect our commitment to expand and enhance our industry leading tools and technology.

We continue to improve our products and technologies through organic improvements as well as through acquired intellectual property.  Our expanded investment in SaaS hosting, mobile and hardware technologies lay the ground work for broader market opportunities, and represents a key aspect of our competitive differentiation.  Native mobile applications, QR Code integration, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and further improve our workforce management solutions.

Amortization of Intangible Assets

Amortization expenses for the three months ended June 30, 2014 were $497, a decrease of $85, or 14.6%, from the $582 reported for the three months ended June 30, 2013. Amortization expenses as a percentage of revenues were 7.6% and 9.2% for the three months ended June 30, 2014 and 2013, respectively. Amortization expenses for the six months ended June 30, 2014 were $994, a decrease of $170 or 14.6% compared to $1,164, reported for the six months ended June 30, 2013. Amortization expenses as a percentage of revenues were 7.6% and 9.5% for the six months ended June 30, 2014 and 2013, respectively.  This decrease is the result of some of PeopleCube’s intangible assets being sold in the third quarter of 2013 and others becoming fully amortized.

Other Income and Loss

Other loss for the three months ended June 30, 2014 was $278, a decrease of $370, or 57.1%, from the $648 reported for the three months ended June 30, 2013. Other loss as a percentage of revenues was 4.2% and 10.3% for the three months ended June 30, 2014 and 2013, respectively.  Other loss for the three months ended June 30, 2014 is composed primarily of interest expense on notes payable of $264. Other loss for the three months ended June 30, 2013 is composed primarily of interest expense on notes payable of $520 and amortization of OID of $125.

Other loss for the six months ended June 30, 2014 was $1,155, a decrease of $194, or 14.4%, from the $1,349 reported for the six months ended June 30, 2013. Other expense as a percentage of revenues was 8.8% and 11.0% for the six months ended June 30, 2014 and 2013, respectively. Other loss for the six months ended June 30, 2014 is composed primarily of a loss on debt refinancing of $1,402, offset by a gain on the settlement of the PeopleCube litigation of $1,034. Interest expense on notes payable was $721 and amortization of OID on notes payable was $54 for the six months ended June 30, 2014 as compared to interest expense on notes payable of $1,050 and amortization of OID of $275 for the six months ended June 30, 2013.

Income Taxes

Income tax expense for the three months ended June 30, 2014 was $35, a decrease of $7, or 16.7%, from the $42 reported for the three months ended June 30, 2013.

 Income tax expense for the six months ended June 30, 2014 was $77, a decrease of $4, or 4.9%, from the $81 reported for the six months ended June 30, 2013, respectively.

Net Loss

We generated net income of $15, or $0.00 per share, during the three months ended June 30, 2014, compared to a net loss of $569 or $(0.10) per share reported for the three months ended June 30, 2013.  Net income as a percentage of total revenues was 0.2% for the three months ended June 30, 2014 compared to net loss of 9.0% of total revenues for the three months ended June 30, 2013.

We generated a net loss of $515, or $(0.09) per share, during the six months ended June 30, 2014, compared to a net loss of $1,669 or $(0.31) per share reported for the six months ended June 30, 2013.  Net loss as a percentage of total revenues was 3.9% for the six months ended June 30, 2014 compared to net loss of 13.6% of total revenues for the six months ended June 30, 2013.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	June 30,	December 31,
	2014	2013

Working capital deficit	$(5,983)	$(7,837)
Cash, cash equivalents and short-term investments	2,005	3,938

	For the Six Months Ended
	June 30,
	2014	2013

Cash provided by operating activities	$747	$786
Cash used in investing activities	(281)	(235)
Cash provided by (used in) financing activities	(2,378)	517

Working Capital.  We had a working capital deficit of $5,983 at June 30, 2014, a decrease of $1,854 from the $7,837 deficit at December 31, 2013. The working capital deficit at June 30, 2014 and December 31, 2013 includes $9,365 and $10,059 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. We attribute the decrease in our working capital deficit to a decrease in current notes payable of $3,312, together with a decrease in deferred revenue of $694.. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. This is offset by a decrease in cash and cash equivalents of $1,933. Cash and current notes payable decreased primarily due to the payoff of the Deerpath note and the payoff of the PeopleCube note (through the settlement of the litigation), offset by the new term note with Wells Fargo in the first quarter of 2014.

Operating Activities.  Cash provided by operating activities was $747 for the six months ended June 30, 2014. The $747 of cash provided by operating activities during the first six months of 2014 was primarily driven by the net income (after adjustment for non-cash items) of $1,355, a decrease in accounts receivable of $474 and the release of restricted cash of $250, offset by a decrease in deferred revenue of $860, a decrease in accounts payable of $264, and an increase in inventory of $183. The $786 of cash provided by operating activities during the first six months of 2013 was primarily driven by the net income (after adjustment of non-cash items) of $208 and an increase in accrued expenses and deferred revenue of $1,093, offset by a decrease in accounts payable of $605.

Investing Activities.  Cash used in investing activities was $281 and $235 for the six months ended June 30, 2014 and June 30, 2013, respectively, due primarily to net purchases of property and equipment.

Financing Activities.  Cash used in financing activities was $2,378 for the six months ended June 30, 2014. We incurred $15,000 of debt, as well as received cash of $373 from insurance proceeds for settlement of notes payable, net of expenses. This is offset by note payments of $16,436 and debt financing fees of $565. Cash provided by financing of $517 for the six months ended June 30, 2013 consisted of the sale of common stock of $3,461 offset by payments on notes payable of $2,726 and payments on the amendment of senior notes payable of $188.

Sources of Liquidity.  As of June 30, 2014, Asure’s principal sources of liquidity consisted of approximately $2,000 of current cash and cash equivalents, future cash generated from operations and amounts available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable.  We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

Our management team is focused on growing our existing software operations and is also seeking additional strategic acquisitions for the near future. At present, we plan to fund any future acquisition with equity, existing cash, cash generated from future operations and/or cash or debt raised from outside sources. As discussed in Note 10 – Subsequent Events of the accompanying financial statements, we acquired all of the outstanding common stock of FotoPunch, Inc. in July 2014 and substantially all the assets of Roomtag, LLC in August 2014.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 13, 2014	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 13, 2014	By:	/s/ KRISTI RICHBURG
Kristi Richburg
Controller & Interim Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith