Form 10-Q
period 2014-09-30
ASURE SOFTWARE INC
filed 2014-11-12
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, the registrant had outstanding 6,049,596 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
 (Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,637	$3,938
Restricted cash	-	400
Accounts receivable, net of allowance for doubtful accounts of $120 and $168 at September 30, 2014 and December 31, 2013, respectively	3,722	3,902
Inventory	318	77
Notes receivable	-	9
Prepaid expenses and other current assets	1,339	1,334
Total current assets	7,016	9,660
Property and equipment, net	1,243	1,233
Goodwill	18,401	15,005
Intangible assets, net	8,160	9,679
Other assets	24	38
Total assets	$34,844	$35,615
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$750	$4,308
Accounts payable	1,697	1,669
Accrued compensation and benefits	366	473
Other accrued liabilities	1,079	988
Deferred revenue	9,455	10,059
Total current liabilities	13,347	17,497
Long-term liabilities:
Deferred revenue	535	759
Notes payable	15,960	12,698
Other liabilities	739	444
Total long-term liabilities	17,234	13,901
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,434 and 6,353 shares issued, 6,050 and 5,969 shares outstanding at September 30, 2014 and December 31, 2013, respectively	64	63
Treasury stock at cost, 384 shares at September 30, 2014 and December 31, 2013	(5,017)	(5,017)
Additional paid-in capital	278,562	278,159
Accumulated deficit	(269,238)	(268,884)
Accumulated other comprehensive loss	(108)	(104)
Total stockholders’ equity	4,263	4,217
	$34,844	$35,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2014	2013	2014	2013
Revenues	$7,030	$6,470	$20,105	$18,742
Cost of Sales	1,595	1,542	4,526	4,801
Gross margin	5,435	4,928	15,579	13,941

Operating expenses
Selling, general and administrative	3,553	3,216	10,410	9,939
Research and development	868	736	2,444	2,100
Amortization of intangible assets	494	497	1,488	1,662
Total operating expenses	4,915	4,449	14,342	13,701

Income from operations	520	479	1,237	240

Other income (loss)
Gain on settlement of note payable and litigation	-	-	1,034	-
Interest income	-	48	-	48
Gain (loss) on sale/disposal of assets	-	72	-	72
Loss on debt refinancing	-	-	(1,402)	-
Foreign currency translation gain (loss)	2	5	(10)	(19)
Interest expense and other	(288)	(328)	(1,009)	(1,378)
Interest expense- amortization of original issue discount (OID)	(10)	(128)	(64)	(403)
Total other income (loss), net	(296)	(331)	(1,451)	(1,680)

Income (loss) from operations before income taxes	224	148	(214)	(1,440)
Income tax provision	(63)	(39)	(140)	(120)
Net income (loss)	$161	$109	$(354)	$(1,560)
Other comprehensive income (loss):
Foreign currency gain (loss)	14	(34)	(4)	8
Other comprehensive income (loss)	$175	$75	$(358)	$(1,552)

Basic and diluted net income (loss) per share
Basic	$0.03	$0.02	$(0.06)	$(0.28)
Diluted	$0.03	$0.02	$(0.06)	$(0.28)
Weighted average basic and diluted shares
Basic	6,008,000	5,929,000	5,986,000	5,565,000
Diluted	6,284,000	6,217,000	5,986,000	5,565,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(354)	$(1,560)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	2,060	2,234
Provision for doubtful accounts	20	27
Share-based compensation	131	113
Amortization of original issue discount (OID)	64	403
Gain on settlement of note payable and litigation	(1,034)	-
(Gain) loss on sale/disposal of assets	-	(72)
Interest income on settlement	-	(48)
Discount on early payoff of Legiant Notes	-	(135)
Loss on debt refinancing	1,402	-
Changes in operating assets and liabilities:
Restricted cash	400	(150)
Accounts receivable	182	(672)
Inventory	(241)	84
Prepaid expenses and other assets	(122)	196
Accounts payable	28	(967)
Accrued expenses and other long-term obligations	150	658
Deferred revenue	(1,015)	1,058
Net cash provided by operating activities	1,671	1,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(3,111)	-
Net purchases of property and equipment	(347)	(143)
Collection of note receivable	9	10
Net cash used in investing activities	(3,449)	(133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(17,723)	(5,707)
Proceeds from notes payable	18,179	2,500
Payments on amendment of senior notes payable	(704)	-
Net proceeds from issuance of common stock	-	3,435
Debt financing fees	(565)	(298)
Insurance proceeds for settlement of notes payable dispute, net of expenses	373	-
Payments on capital leases	(104)	(64)
Net proceeds from exercise of options	24	13
Net cash used in financing activities	(520)	(121)

Effect of translation exchange rates	(3)	14

Net increase (decrease) in cash and cash equivalents	(2,301)	929
Cash and equivalents at beginning of period	3,938	2,177
Cash and equivalents at end of period	$1,637	$3,106

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$937	$361

Non-cash Investing and Financing Activities:
Conversion of subordinated convertible notes payable to equity	249	-
Accrued contingent consideration upon acquisition	327	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., a Delaware corporation, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and workspace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Warwick, Rhode Island; Framingham, Massachusetts; Traverse City, Michigan and Staines, United Kingdom.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2014 and December 31, 2013, the results of operations for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013.

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

RESTRICTED CASH

Restricted cash represents a certificate of deposit held in a cash collateral account as required by JPMorgan Chase Bank N.A. (“Bank”), to secure our obligations under our credit card line with the Bank. As of September 30, 2014, there is no restricted cash.

LIQUIDITY

As of September 30, 2014, Asure’s principal source of liquidity consisted of $1,637 of current cash and cash equivalents, future cash generated from operations and amounts available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our Term Loan, and the related debt covenant requirements. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

Management is focused on growing our existing product offering as well as our customer base to increase our recurring revenues. We have made and will continue to explore additional strategic acquisitions. In July 2014, we acquired all of the outstanding common stock of FotoPunch, Inc. and in August 2014, we acquired substantially all the assets of Roomtag, LLC. We expect to fund any future acquisitions with equity, available cash, future cash from operations, or debt from outside sources.

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

In May 2014, the FASB issued a new accounting standard related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We will adopt this standard effective January 1, 2017, as required. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new standard on our financial statements.

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

Although Asure has been the defendant or plaintiff in various actions that arose in the normal course of business, as of September 30, 2014, we are not party to any pending legal proceedings.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively:

		Fair Value Measure at September 30, 2014
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$1,637	$1,637	$-	$-
Total	$1,637	$1,637	$-	$-

		Fair Value Measure at December 31, 2013
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$3,938	$3,938	$-	$-
Restricted cash - certificate of deposit	$400	$-	$400	$-
Total	$4,338	$3,938	$400	$-

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

2014 Acquisitions

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

The $3,000 earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in an earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period.

In August 2014, we acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933 in cash, and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 5.00% and is payable on October 31, 2016.

 NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged.  Asure’s goodwill relates to the acquisitions of ADI and Legiant in 2011, the acquisition of PeopleCube in 2012 and the acquisitions of FotoPunch and Roomtag in 2014.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2013	$15,005
Goodwill recognized upon acquisition of FotoPunch	1,723
Goodwill recognized upon acquisition of Roomtag	1,674
Foreign exchange adjustment to goodwill	(1)
Balance at September 30, 2014	$18,401

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2014 and December 31, 2013 are as follows:

		September 30, 2014
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	8	$3,612	$(1,659)	$1,953
Customer Relationships	7	12,481	(6,761)	5,720
Reseller Relationships	7	853	(366)	487
Trade Names	-	659	(659)	-
Covenant not-to-compete	-	205	(205)	-
	7.2	$17,810	$(9,650)	$8,160

		December 31, 2013
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	8.3	$3,407	$(1,424)	$1,983
Customer Relationships	7	12,481	(5,370)	7,111
Reseller Relationships	7	853	(274)	579
Trade Names	-	659	(659)	-
Covenant not-to-compete	2	205	(199)	6
	7.2	$17,605	$(7,926)	$9,679

We record amortization expense using the straight-line method over the estimated economic useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended September 30, 2014 and 2013 were $494 and $497, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $84 and $102 for the three months ended September 30, 2014 and 2013, respectively. Amortization expenses for the nine months ended September 30, 2014 and 2013 were $1,488 and $1,662 included in Operating Expenses, and $236 and $241, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2014 (remaining)	$581
December 31, 2015	2,178
December 31, 2016	1,650
December 31, 2017	1,636
December 31, 2018	1,273
Thereafter	842
$8,160

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of September 30, 2014	Balance as of December 31, 2013
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	$-	$238
Subordinated Notes Payable: PeopleCube Acquisition Note	10/31/2014	10.00%	-	2,220
Subordinated Notes Payable: Roomtag Acquisition Note	10/31/2016	0.36%	685	-
Senior Note Payable	7/01/2016	11.50%	-	14,548
Term Loan - Wells Fargo	3/31/2019	5.00%	14,625	-
Revolver- Wells Fargo	3/31/2019	5.00%	1,400	-
Total Notes Payable			$16,710	$17,006
Short-term notes payable			$750	$4,308
Long-term notes payable			$15,960	$12,698

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2014	$188
December 31, 2015	750
December 31, 2016	1,785
December 31, 2017	1,406
December 31, 2018	1,500
Thereafter	11,150
Gross Notes Payable	$16,779
Unamortized Original Issue Discount	$69
Total Notes Payable	$16,710

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

In March 2012, we amended the terms of the 9% Notes to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes was permitted to convert the outstanding principal balance due there under into shares of our common stock at the conversion price originally set forth in the 9% Notes ($5.00 per share of common stock) on or before March 15, 2012.   Holders of approximately $1,400 of the total $1,500 of principal amount of 9% Notes converted their 9% Notes to common stock. The 9% Notes matured September 30, 2014. At September 30, 2014 and December 31, 2013, we had $0 and $238 outstanding, respectively, under the 9% Notes.

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

Subordinated Notes Payable: Roomtag Acquisition Note

In August 2014, we acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933 in cash, and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 5.00% and is payable on October 31, 2016. We recorded the Note at fair value using a discount rate of 5%, which resulted in an original issue discount of $75, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. This Note is subordinated to our obligations under the Term Loan discussed below

Senior Note Payable

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The first two scheduled principal payments of $188 each were made timely in June and September 2014.

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. Under the revolver, $1,400 was outstanding and $1,600 was available for borrowing at September 30, 2014. In July 2014, we borrowed $1,500 under the revolver, which was used to fund a portion of the acquisition cost of all of the issued and outstanding shares of common stock of FotoPunch, Inc. In August 2014, we borrowed $1,000 under the revolver which was used to fund a portion of the acquisition cost of substantially all the assets of Roomtag, LLC. In September 2014, we repaid $1,100 on the revolver, leaving a balance of $1,400 at September 30, 2014.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the Libor rate plus the applicable margin, which was 5% for the first six months ended September 30, 2014. Interest is payable quarterly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2.25:1	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  However, we must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal on an annual basis with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements.

Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ending June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ending June 30, 2014 with the levels stepping down thereafter. The Credit Agreement was amended in August 2014. The Amendment revised the leverage ratio beginning with the quarter ending September 30, 2014 to a leverage ratio of not greater than 3.6 to 1.0 with the levels stepping down thereafter.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends, and transactions with affiliates.

 We were in compliance with the covenant requirements as of September 30, 2014 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions.

In March 2014 and in connection with the Credit Agreement, we and our wholly-owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly-owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended September 30, 2014 and 2013 were $50 and $44, respectively, and $131 and $113 for the nine months ended September 30, 2014 and 2013, respectively. We issued 1,500 and 0 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended September 30, 2014 and 2013, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 728,000 options granted and outstanding pursuant to the 2009 Plan as of September 30, 2014.

NOTE 8 – OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2013	$(104)	$(104)
Other comprehensive loss before reclassifications	(4)	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(4)	(4)
Ending balance, September 30, 2014	$(108)	$(108)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2014
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$14	$—	$14

Other comprehensive income	$14	$—	$14

	Nine Months Ended September 30, 2014
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(4)	$—	$(4)

Other comprehensive loss	$(4)	$—	$(4)

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 9 – NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share based on the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 209,000 and 728,000 shares for the three and nine months ended September 30, 2014, respectively, and 158,725 and 691,000 shares for the three and nine months ended September 30, 2013, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$161	$109	$(354)	$(1,560)

Weighted-average shares of common stock outstanding	6,008,000	5,929,000	5,986,000	5,565,000
Dilutive effect of employee stock options	276,000	288,000	-	-
Weighted average shares for diluted net income (loss) per share	6,284,000	6,217,000	5,986,000	5,565,000
Basic net income (loss) per share	$0.03	$0.02	$(0.06)	$(0.28)
Diluted net income (loss) per share	$0.03	$0.02	$(0.06)	$(0.28)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of and for the three months and nine months ended September 30, 2014 and 2013 should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading global provider of cloud-based software-as-a-service (“SaaS”) time and labor management and workspace management solutions that enable companies of all sizes and complexities to operate more efficiently and proactively manage costs associated with their most expensive assets: real estate, labor and technology.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods indicated:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Gross margin	77.3	76.2	77.5	74.4
Selling, general and administrative	50.6	49.7	51.8	53.0
Research and development	12.3	11.4	12.2	11.2
Amortization of intangible assets	7.0	7.7	7.4	8.9
Total operating expenses	69.9	68.8	71.3	73.1
Other income (loss), net	(4.2)	(5.1)	(7.2)	(9.0)
Net income (loss)	2.3	1.7	(1.8)	(8.3)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED September 30,
Revenue	2014	2013	Increase (Decrease)%
Cloud revenue	$3,442	$3,234	$208	6.4
Hardware revenue	741	544	197	36.2
Maintenance and support revenue	1,616	1,655	(39)	(2.4)
On premise software license revenue	249	313	(64)	(20.4)
Professional services revenue	982	724	258	35.6
Total revenue	$7,030	$6,470	$560	8.7

	FOR THE NINE MONTHS ENDED September 30,
Revenue	2014	2013	Increase (Decrease)%
Cloud revenue	$10,214	$9,445	$769	8.1
Hardware revenue	1,741	1,448	293	20.2
Maintenance and support revenue	4,854	5,074	(220)	(4.3)
On premise software license revenue	712	896	(184)	(20.5)
Professional services revenue	2,584	1,879	705	37.5
Total revenue	$20,105	$18,742	$1,363	7.3

Revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Our product offerings are categorized into AsureSpace™ and AsureForce®. AsureSpace™ offers workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® offers time and labor management solutions which help organizations optimize labor and labor administration costs and activities. Both product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premise software license revenue and professional services revenue. AsureSpace™ revenues include PeopleCube, Meeting Room Manager and Roomtag revenues. AsureForce® revenues include ADI, Legiant, iEmployee and FotoPunch revenues.

Revenue for the three months ended September 30, 2014 was $7,030, an increase of $560 or 8.7%, from the $6,470 reported for the three months ended September 30, 2013. Cloud revenue, hardware revenue and professional services revenue all increased from the third quarter of 2013 due to our continued emphasis on selling integrated cloud based solutions. AsureSpace™ revenue for the three months ended September 30, 2014 was $4,400, an increase of $851 or 24.0%, from the $3,549 recorded for the three months ended September 30, 2013. This increase was primarily due to an increase in PeopleCube cloud revenue, hardware revenue and professional services revenue. AsureForce® revenue for the three months ended September 30, 2014 was $2,630, a decrease of $291 or 10.0%, from the $2,921 recorded for the three months ended September 30, 2013. This decrease was primarily due to a decrease in all Legiant revenues (primarily hardware revenue, cloud revenue, maintenance and support revenue and on premise software license revenue), as well as a decrease in ADI hardware revenue, on premise software license revenue and professional services revenue and iEmployee cloud revenue and professional services revenue. These decreases were offset by increases in ADI cloud and maintenance and support revenue.

Revenues for the nine months ended September 30, 2014 were $20,105, an increase of $1,363 or 7.3%, from the $18,742 reported for the nine months ended September 30, 2013.  This increase was primarily due to an increase in cloud revenue, hardware revenue and professional services revenue, offset by smaller decreases in maintenance and support revenue and on premise software license revenue. AsureSpace™ revenue for the nine months ended September 30, 2014 was $12,033, an increase of $1,907 or 18.8%, from the $10,126 recorded for the nine months ended September 30, 2013. This increase was primarily due to an increase in PeopleCube hardware revenue and professional services revenue. AsureForce® revenue for the nine months ended September 30, 2014 was $8,072, a decrease of $544 or 6.3%, from the $8,616 recorded for the nine months ended September 30, 2013. This decrease was primarily due to decreases in all Legiant revenues, ADI hardware revenue and on premise software license revenue and iEmployee cloud revenue, hardware revenue and professional services revenue, offset by increases in ADI cloud revenue and professional services revenue.

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

In addition to continuing to develop our workforce and workspace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud based workplace technologies.

Gross Margin

Consolidated gross margin for the three months ended September 30, 2014 was $5,435, an increase of $507, or 10.3%, from the $4,928 reported for the three months ended September 30, 2013.  Gross margin as a percentage of revenues was 77.3% and 76.2% for the three months ended September 30, 2014 and 2013, respectively.  Consolidated gross margin for the nine months ended September 30, 2014 was $15,579, an increase of $1,638, or 11.8%, from the $13,941 reported for the nine months ended September 30, 2013.  Gross margin as a percentage of revenues was 77.5% and 74.4% for the nine months ended September 30, 2014 and 2013, respectively. We attribute the increase in gross margin to gained efficiencies from the consolidation of hosting and support costs after the PeopleCube acquisition which occurred in the third quarter of 2012 as well as a shift in revenue mix toward higher margin items such as cloud revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2014 were $3,553, an increase of $337 or 10.5%, from the $3,216 reported for the three months ended September 30, 2013.  SG&A expenses as a percentage of revenues were 50.5% and 49.7% for the three months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2014 were $10,410, an increase of $471 or 4.7%, from the $9,939 reported for the nine months ended September 30, 2013. SG&A expenses as a percentage of revenues were 51.8% and 53.0% for the nine months ended September 30, 2014 and 2013, respectively.

We continue to evaluate any unnecessary SG&A expenses and plan to further reduce expenses as appropriate.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2014 were $868, an increase of $132, or 17.9%, from the $736 reported for the three months ended September 30, 2013. R&D expenses as a percentage of revenues were 12.3% and 11.4% for the three months ended September 30, 2014 and 2013, respectively.

Research and development (“R&D”) expenses for the nine months ended September 30, 2014 were $2,444, an increase of $344, or 16.4%, from the $2,100 reported for the nine months ended September 30, 2013. R&D expenses as a percentage of revenues were 12.2% and 11.2% for the nine months ended September 30, 2014 and 2013, respectively.

The increase in both quarter and year to date R&D expenses is due to an increase in headcount and the related placement fees, as well as severance expense for an employee recorded in the second quarter of 2014. These increases reflect our commitment to expand and enhance our industry leading tools and technology.

We continue to improve our products and technologies through organic improvements as well as through acquired intellectual property.  We believe that our expanded investment in SaaS hosting, mobile and hardware technologies lays the ground work for broader market opportunities, and represents a key aspect of our competitive differentiation.  Native mobile applications, QR Code integration, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and further improve our workforce management solutions.

Amortization of Intangible Assets

Amortization expenses for the three months ended September 30, 2014 were $494, a decrease of $3, or 0.60%, from the $497 reported for the three months ended September 30, 2013. Amortization expenses as a percentage of revenues were 7.0% and 7.7% for the three months ended September 30, 2014 and 2013, respectively. Amortization expenses for the nine months ended September 30, 2014 were $1,488, a decrease of $174 or 10.5% compared to $1,662, reported for the nine months ended September 30, 2013. Amortization expenses as a percentage of revenues were 7.4% and 8.9% for the nine months ended September 30, 2014 and 2013, respectively.  This decrease is the result of some of PeopleCube’s intangible assets being sold in the third quarter of 2013 and others becoming fully amortized.

Other Income (Loss)

Other loss for the three months ended September 30, 2014 was $(296), a decrease of $35, or 10.6%, from the $(331) reported for the three months ended September 30, 2013. Other loss as a percentage of revenues was 4.2% and 5.1% for the three months ended September 30, 2014 and 2013, respectively.  Other loss for the three months ended September 30, 2014 is composed primarily of interest expense on notes payable of $288. Other loss for the three months ended September 30, 2013 is composed primarily of interest expense on notes payable of $328 and amortization of OID of $128.

Other loss for the nine months ended September 30, 2014 was $(1,451), a decrease of $229, or 13.6%, from the $(1,680) reported for the nine months ended September 30, 2013. Other expense as a percentage of revenues was 7.2% and 9.0% for the nine months ended September 30, 2014 and 2013, respectively. Other loss for the nine months ended September 30, 2014 is composed primarily of a loss on debt refinancing of $1,402, offset by a gain on the settlement of the PeopleCube litigation of $1,034. Interest expense on notes payable was $1,009 and amortization of OID on notes payable was $64 for the nine months ended September 30, 2014 as compared to interest expense on notes payable of $1,378 and amortization of OID of $403 for the nine months ended September 30, 2013.

Income Taxes

Income tax expense for the three months ended September 30, 2014 was $63, an increase of $24, or 61.5%, from the $39 reported for the three months ended September 30, 2013.

Income tax expense for the nine months ended September 30, 2014 was $140, an increase of $20, or 16.7%, from the $120 reported for the nine months ended September 30, 2013, respectively.

Net Income (Loss)

We generated net income of $161, or $0.03 per share, during the three months ended September 30, 2014, compared to net income of $109 or $0.02 per share reported for the three months ended September 30, 2013.  Net income as a percentage of total revenues was 2.3% for the three months ended September 30, 2014 compared to net income of 1.7% of total revenues for the three months ended September 30, 2013.

We generated a net loss of $(354), or $(0.06) per share, during the nine months ended September 30, 2014, compared to a net loss of $(1,560) or $(0.28) per share reported for the nine months ended September 30, 2013.  Net loss as a percentage of total revenues was 1.8% for the nine months ended September 30, 2014 compared to net loss of 8.3% of total revenues for the nine months ended September 30, 2013.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	September 30,	December 31,
	2014	2013

Working capital deficit	$(6,331)	$(7,837)
Cash, cash equivalents and short-term investments	1,637	3,938

	For the Nine Months Ended
	September 30,
	2014	2013

Cash provided by operating activities	$1,671	$1,169
Cash used in investing activities	(3,449)	(133)
Cash used in financing activities	(520)	(121)

Working Capital.  We had a working capital deficit of $6,331 at September 30, 2014, a decrease of $1,506 from the $7,837 deficit at December 31, 2013. The working capital deficit at September 30, 2014 and December 31, 2013 includes $9,455 and $10,059 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. We attribute the decrease in our working capital deficit to a decrease in current notes payable of $3,558, together with a decrease in deferred revenue of $604. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. This is offset by a decrease in cash and cash equivalents of $2,301. Cash and current notes payable decreased primarily due to the payoff of the Deerpath note and the payoff of the PeopleCube note (through the settlement of the litigation), offset by the new term note with Wells Fargo in the first quarter of 2014.

Operating Activities.  Cash provided by operating activities was $1,671 for the nine months ended September 30, 2014. The $1,671 of cash provided by operating activities during the first nine months of 2014 was primarily driven by the net income (after adjustment for non-cash items) of $2,289, a decrease in accounts receivable of $182, an increase in accrued expenses and other long-term obligations of $150 and the release of restricted cash of $400, offset by a decrease in deferred revenue of $1,015, and an increase in inventory and prepaid expense and other assets of $241 and $122, respectively. The $1,169 of cash provided by operating activities during the first nine months of 2013 was primarily driven by the net income (after adjustment of non-cash items) of $962, a decrease in prepaid expenses of $196, and an increase in accrued expenses and deferred revenue of $1,716, offset by a decrease in accounts payable of $967, cash outflow for restricted cash of $150, and an increase in accounts receivable of $672.

Investing Activities.  Cash used in investing activities was $3,449 for the nine months ended September 30, 2014 due primarily to the acquisitions of FotoPunch and Roomtag in the third quarter of 2014.  Cash used in investing activities was $133 for the nine months ended September 30, 2013 due to primarily to net purchases of property and equipment.

Financing Activities.  Cash used in financing activities was $520 for the nine months ended September 30, 2014. We incurred $18,179 of debt, as well as received cash of $373 from insurance proceeds for settlement of notes payable, net of expenses. This is offset by note payments of $17,723, payments on amendment of senior notes payable of $704, and debt financing fees of $565. Cash used in financing activities was $121 for the nine months ended September 30, 2013 and consisted of proceeds from notes payable of $2,500 and net proceeds from the sale of common stock of $3,435, offset by payments on notes payable of $5,707.

Sources of Liquidity.  As of September 30, 2014, Asure’s principal sources of liquidity consisted of approximately $1,637 of current cash and cash equivalents, future cash generated from operations and amounts available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable.  We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we currently have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

Our management team is focused on growing our existing software operations and is also seeking additional strategic acquisitions for the near future. At present, we plan to fund any future acquisition with equity, existing cash, cash generated from future operations and/or cash or debt raised from outside sources. As discussed in Note 4 – Acquisitions of the accompanying financial statements, we acquired all of the outstanding common stock of FotoPunch, Inc. in July 2014 and substantially all the assets of Roomtag, LLC in August 2014.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 12, 2014	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 12, 2014	By:	/s/ BRAD WOLFE
Brad Wolfe
Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith