Form 10-K
period 2014-12-31
ASURE SOFTWARE INC
filed 2015-03-27
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2014

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

Large accelerated filer  ☐            Accelerated filer  ☐                 Non-accelerated filer  ☐               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the 5,979,426 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2014 was approximately $28,787,153. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 26, 2015, there were 6,059,296 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

ITEM 1.  BUSINESS

GENERAL

Asure Software, Inc., a Delaware corporation, is a global provider of cloud-based software-as-a-service (“SaaS”) solutions that help companies bring people, time, space and assets together.

Asure serves approximately 6,000 clients in 80 countries, ranging from global Fortune 500 clients to small and mid-sized businesses. Some of our clients include Aetna, Baker & McKenzie, Deutsche Bank, KPMG UK, Merck and Co., Inc., Mondelez, Pfizer, Inc., Pearson, PSSI, Salesforce.com, Inc., State Street and Thomson Reuters. Our mission guides the work we do each day; it is “To deliver innovative technology with the passion to empower every client’s workplace and the commitment to make their workdays easier.”

We currently offer a full suite of solutions to help clients optimize and manage their mobile workforces and their global workspaces. SaaS-based offerings include: asset management, mobile room scheduling, mobile time tracking, scheduling software, space utilization solutions, tablet-based time clocks, time and labor management software, traditional time clocks, touch panels for room scheduling, and workplace business intelligence (“BI”) analytics. All products are implemented using our proven client deployment model and supported with professional services and client support teams as needed.

More than ever, companies are trying to get a handle on how to track, understand and optimize their real estate and time and labor costs in a world that is becoming increasingly mobile and global. With tele-commuting, hoteling (i.e., sharing of cubical space), and alternative working on the rise, executives have an opportunity to reinvent their workspaces to better meet the needs of their workforces and save millions in real estate costs. Similarly, mobile time tracking with geospacial and facial recognition technologies allows executives to better understand where and when their employees are working, and provides great insights into optimizing labor schedules and labor costs. Mobile time and tablet-based time tracking solutions also help combat “buddy punching”- when a dishonest worker covers for an absent co-worker by punching the company time clock for the absent worker- which can cost companies millions of dollars per year.

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

RECENT DEVELOPMENTS

Term Loan - Wells Fargo

In March 2014, we entered into a credit agreement with Wells Fargo Bank, National Association (“N.A.”), as administrative agent, and the lenders that are party thereto (“Credit Agreement”). The Credit Agreement provides for a term loan in the amount of $15.0 million. The term loan will mature in March 2019. The Credit Agreement was amended in August 2014 to revise the leverage ratio beginning with the quarter ending September 30, 2014 to a leverage ratio of not greater than 3.6 to 1.0 with the levels stepping down thereafter. The Credit Agreement was amended in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter.

We were in compliance with the covenant requirements as of December 31, 2014 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

See Note 6 - Note Payable in the accompanying financial statements for more information about the Credit Agreement and Guaranty and Security Agreement.

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

           The aggregate consideration for the Shares consisted of (i) $1.5 million in cash, a portion of which was used to pay certain obligations of FotoPunch and (ii) up to an additional $3.0 million in post-closing earnout payments. We funded the $1.5 million cash payment with proceeds from our Credit Agreement with Wells Fargo.

The $3.0 million earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in each earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period.

In August 2014, we acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933,000 in cash and (ii) an unsecured subordinated promissory note (“Note”) for $754,000. We funded the $933,000 cash payment with proceeds from our Credit Agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. See Note 6 - Note Payable in the accompanying financial statements for more information about the Note.

PRODUCTS AND SERVICES

Asure’s SaaS-based solutions are uniquely designed to help companies bring people, time, space and assets together to more effectively manage their global, mobile workforces. As companies recruit, hire and work to retain mobile employees, executives use Asure’s solutions to understand how their workspaces are used, track how and when people work, and foster productivity by making it easy for employees to find the workspace they need. We currently offer two main product lines, AsureSpace™ and AsureForce®.  AsureSpace™ provides workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® time and labor management solutions help organizations optimize labor and labor administration costs and activities.

With AsureSpace™ workspace management solutions, clients realize significant costs savings and Return on Investment (“ROI”) gains by better using their real estate with a full portfolio of industry-leading, global, SaaS-based solutions. Our SmartView® product offers unique insights into how space is being used, which allows companies to make proactive, strategic decisions about real estate investments. SmartTag® asset management helps companies assign physical assets to people and spaces so they can track and recover all assets, including cell phones, laptops, desks, chairs, and virtually any item assigned to an employee. AsureSpace™ resource scheduling and meeting room management solutions help employees easily find and reserve space for their specific needs. Our new product, NowSpace®, allows users to find and reserve desk spaces, conference rooms, catering, audiovisual, and more directly from their smart phones. AsureSpace™ touch panels and kiosks are placed outside busy areas for on-the-fly desk and space reservation needs; viewers can find, reserve and use available space as needed. And lastly, Workplace BI tools offer invaluable reporting for executives to understand space utilization and continue to make improvements in their real estate investments.

Cost savings and additional ROI gains come in the form of a more strategic use of labor dollars and the elimination of time theft with AsureForce® workforce management solutions.  GeoPunch® mobile time tracking, the AirClock™ tablet-based time tracking, and Asure’s workforce management platform offer clients several advantages. First, mobile time tracking with geospacial and facial recognition technologies help executives better understand where and when their employees are working and provide great insights into optimizing labor schedules and labor costs. Mobile time and tablet-based time tracking solutions make it much more efficient for employees to punch in and out from wherever they are working, whether it is a client site, a work site, or a home-based work arrangement. GeoPunch® and AirClock™ also help combat buddy punching, which can cost companies millions of dollars per year. Finally, employees, supervisors and executives have real-time access to data and business intelligence to eliminate buddy punching, optimize job costing and labor scheduling, and ultimately control and optimize labor costs.

For both product lines, support and professional services are other key elements of our software and services business. As an extension of our perpetual software product offerings, Asure offers our customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to our software products.   We also provide installation of and training on our products, add-on software customization and other professional services on a global scale.

PRODUCT DEVELOPMENT

We strive to quickly bring to market innovative, cloud-based solutions that work when, where and how workforces are operating today. Asure’s strategy is to deliver the right technology to its customer base in order to realize efficiencies in the workplace. First-to-market mobile applications are a testament to our success in innovation. Additionally, Asure is committed to co-innovation, working in partnership with industry leaders, partners and clients around the globe to develop technology solutions that meet the needs of a rapidly shifting workplace.

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

Asure development teams – located in Traverse City, Michigan; Dedham, Massachusetts; Salt Lake City, Utah and Austin, Texas – are staffed with software developers, quality assurance engineers and support specialists who work closely with our customers and sales and marketing teams to build products and services based on market requirements and customer feedback.  We develop our new product and service roadmaps based on inputs from customers, competitive comparisons and relevant technology innovations.

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

SALES AND DISTRIBUTION

Asure sells its software products and services through both a direct and channel (partner) model, which enables us to sell our software solutions in an efficient, cost-effective manner. Prospective customers learn about Asure through a variety of ways, including advertising, web site searches, sales calls, public relations, direct marketing and social media.  When prospective customers show an interest in Asure, we connect them with a sales representative via our web site, phone or a face-to-face meeting to discuss their needs and the solutions they are interested in and make the sale.  We track our marketing and sales activities to provide immediate preview into activities, leads and pipeline opportunities. Asure account management teams also work with existing customers to promote and sell additional solutions that are relevant for each customer. In addition to this direct sales model, we supplement these efforts with our partner programs described below.  By working with our partners, we expand the reach of our direct sales force and gain access to key opportunities in major market segments worldwide.  Asure has two distinct levels of partners in our Partner Program: Reseller Partners and Referral Partners.

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

Referral Partners.  Referral Partners provide us with the name and particular information about a prospective customer and its needs as a sales lead.  If we accept the sales lead, we register it for the Referral Partner.  If we make a sale as a direct result of such a lead, we will pay the Referral Partner a sales lead referral fee.  Currently, we have a number of Referral Partners, including PolyVision Corp., Steelcase and e-Innovative Solutions for the workspace management product line and several smaller firms for our workforce product line.

COMPETITION

We believe we have a unique position in the market place, in that Asure is the only technology company in the world that offers SaaS-based workspace and workforce management solutions from a single partner. Additionally, we believe Asure has been first-to-market with mobile apps in the workspace management industry and we are the only known company to have both geospatial and facial recognition technology working together for mobile time tracking.

 Specific to the AsureSpace™ line of workspace management software solutions, we have a competitive advantage in the breadth of our comprehensive platform of workspace scheduling and utilization analytics as well as our resources available for product development, client services, and customer support.  The primary competitors to AsureSpace™ include Dean Evans & Associates, Inc., Emergingsoft Corporation, AgilQuest Corporation and Condeco Ltd. (UK).  In addition to the features and available services, we believe the principal advantages of AsureSpace™ with respect to its competitors include its cloud-based services model, extensive product integration options and partner channel, scalable deployments, configurable interfaces, mobile access and price.

We believe that the AsureForce® line of workforce management software solutions has a competitive advantage in the marketplace in serving organizations seeking specific point-solutions as well as organizations desiring an integrated suite of solutions, particularly in the area of mobile time collection. We believe GeoPunch® and AirClock™ products are first-to-market technology solutions with significant market demand. By competing tactically with point-solutions and strategically with an integrated suite of solutions, Asure can serve the needs of a broad spectrum of companies. Primary competitors to AsureForce® include Kronos, Replicon, and Time Simplicity.

While Asure has the advantage of a flexible, easy to use, cloud-based, SaaS-delivered software model, affordability and proven deployment methodology, we face several categories of competitive challenges:

Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with large, dispersed field-based sales team who meet and consult with prospects have an advantage. Key U.S. vendors who approach the market in this manner include ADP, Kronos, PeopleSoft, Condeco and Steelcase. Asure has recently launched a field-based approach to sales and also focuses on high-touch marketing campaigns and leveraging relationships with channel partners to build relationships with prospects.

National payroll processors with loss-leader products. Large brand and market share payroll processing vendors (such as ADP, Inc.) offer equivalent point solutions at little or no cost to prospects when in a competitive engagement because these loss leader products become inconsequential next to their core business offerings.

Single application vendors. Vendors that offer similar point-solutions, such as room scheduling, office hoteling management, time and attendance, employee/manager self-service and paystub management, can be perceived as better meeting an immediate and specific need.

Because the market for our products and services is subject to rapid technological change and there are relatively low barriers to entry in the workplace management software market, we routinely encounter new entrants or competition from vendors in some or all aspects of our two product lines. Competition from these potential market entrants may take many forms. Some of our competitors, both current and future, may have greater financial, technical and marketing resources than us and therefore may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Asure is actively taking measures designed to address our competitive challenges.  However, we cannot assure that we will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.

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

EMPLOYEES

As of December 31, 2014, we had a total of 119 employees in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	26
Sales and marketing	32
Customer service and technical support	38
Finance, human resources and administration	23
Total	119

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

EXECUTIVE OFFICERS

The information regarding directors and corporate governance matters is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on June 8, 2015. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

The following table sets forth information regarding the Company’s current executive officers as of March 25, 2015:

Name	Age	Position
Patrick Goepel	53	Chief Executive Officer
Steven Rodriguez	48	Chief Operating Officer
Brad Wolfe	55	Chief Financial Officer
Mike Kinney	46	Vice President of Sales

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

Steven Rodriguez joined the Company as Chief Operating Officer in June 2011. From February through May 2011, the Company retained him as a consultant to evaluate and make recommendations related to the Company's sales and marketing strategies and processes. Prior to that, he served as the Principal for HCS, a consulting company he founded.  His past roles also include Executive Vice President and Officer at Perquest, a national workforce management company, from 2008 to 2009; Senior Vice President of Sales & Sales Operations at Ceridian Corporation, a human resource services company, from 2001 to 2007; Regional Director for Epicor Software from 2000 to 2001; and Vice President of Sales at Automatic Data Processing (ADP), Inc., a provider of payroll and benefits administration solutions, from 1990 to 2000. Mr. Rodriguez holds a Bachelor of Business Administration from the University of Oklahoma.

Brad Wolfe joined the Company as Vice President and Chief Financial Officer in October 2014. Prior to joining the Company, Mr. Wolfe spent most of the last 14 years with DCI Group and their related entities, a private equity and investment organization, where he served in consulting, office and executive finance and operational roles for the firm’s subsidiary and portfolio companies to promote their growth and profitability. Before that, he was Chief Financial Officer and Executive Vice President at AON Corporation, a Fortune 200 company.  His background also includes mergers and acquisitions in both public accounting and law firm settings, and his experience spans international markets and a wide range of industries, including technology, software and real estate. Wolfe holds an MBA degree from Northwestern University’s Kellogg School of Business, a J.D. degree from the Kent Law School executive program, and a B.B.A. degree in accounting and information systems from Southern Methodist University.

Mike Kinney joined the Company in May 2011 as the Vice President of Sales. Prior to joining the Company, he was a Regional Vice President for the Human Resources Payroll Division of Ceridian Corporation from 2006 to 2010, where he led multiple regions, focusing on rebuilding market presence and driving top-line revenue. From 2005 to 2006, he was Regional Vice President at KFORCE, a recruiting process outsource company. He was also Regional Vice President at Creative Financial Staffing from 2001 to 2005. Mr. Kinney holds a Bachelor of Arts in Political Science with a concentration in Economics from the University of Texas at Austin.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 12,000 square feet of office space under one operating lease that expires in June 2016. We lease approximately 6,000 square feet in Dedham, Massachusetts. We also lease office suites in Michigan, Utah and the United Kingdom.

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

In February 2014, we reached an agreement to settle all claims and dismiss all pending litigation with the sellers. Under the settlement agreement, the parties agreed to dismiss the litigation and settle the remaining balance due of $2.5 million on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1.7 million, which we paid within five business days after the date of the settlement agreement.  Separately, our insurance carrier agreed to pay us $500,000 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we recorded a net gain of approximately $1.0 million on the settlement in the first quarter of 2014. We paid this note in full in the first quarter of 2014.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Capital Market System under the symbol “ASUR.”  The following table shows the high and low sale prices of our common stock for each full quarter as reported by NASDAQ for the periods indicated:

	2014		2013
	HIGH	LOW	HIGH	LOW
1st Quarter	$6.85	$5.21	$7.20	$5.75
2nd Quarter	$6.69	$5.72	$6.53	$4.81
3rd Quarter	$6.24	$4.74	$6.00	$4.25
4th Quarter	$5.93	$4.55	$5.92	$4.02

DIVIDENDS

We have not paid cash dividends on our common stock during fiscal years 2014 and 2013.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends.

HOLDERS

As of March 26, 2015, we had approximately 457 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2014 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	735	$3.51	599
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	$-0-	-0-
Total	735	$3.51	599

(1)	Consists of the 1996 Stock Option Plan and the 2009 Equity Plan.
(2)	Our stockholders have previously approved each of our existing equity compensation plans.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss:

	2014	2013
Revenues	100.0%	100.0%
Gross margin	76.8	74.8
Selling, general and administrative	51.5	52.0
Research and development	12.2	11.1
Amortization of intangible assets	7.3	8.6
Total operating expenses	71.0	71.7
Total other loss, net	(6.4)	(9.2)
Net loss	(1.0)	(0.4)

Overview

Asure is a leading global provider of cloud-based SaaS solutions that help companies bring people, time, space and assets together.  Our software is delivered primarily as software-as-a-service, or SaaS, and on premise.  We currently offer a full suite of solutions to help clients optimize and manage their mobile workforces and their global workspaces. SaaS-based offerings include: asset management, mobile room scheduling, mobile time tracking, scheduling software, space utilization solutions, tablet-based time clocks, time and labor management software, traditional time clocks, touch panels for room scheduling, and workplace BI analytics. All products are implemented using our proven client deployment model and supported with professional services and client support teams as needed.

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

Asure plans to continue to target small and medium sized businesses and divisions of enterprises.  In addition to continuing to develop our workforce management solutions and release new software updates and enhancements, we are continuing to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. As the overall workforce management solutions market continues to experience significant growth related to SaaS products, Asure intends to continue to focus on sales of our Meeting Room Manager, PeopleCube, and ADI SaaS-based products.

In March 2014, we entered into a new Credit Agreement and Guaranty and Security Agreement with Wells Fargo Bank, National Association.  See “Recent Developments” above and Note 6- Note Payable in the accompanying financial statements for more information.  We used the proceeds of the $15.0 million term loan under the Credit Agreement to finance the repayment of all amounts outstanding under our loan agreement with Deerpath Funding, LP (“Deerpath”) and the payment of certain fees, cost and expenses related to the Credit Agreement.

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

The $3,000 earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in each earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period.

In August 2014, we acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933 in cash and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. See Note 6 – Note Payable in the accompanying financial statements for more information about the Note.

Under the continued guidance and direction of our directors and Chief Executive Officer, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully grow its revenues or achieve profitability and positive cash flows during calendar year 2015.

Revenue

Our revenue was derived from the following sources (in thousands):

Revenue	2014	2013	Increase (Decrease)%
Cloud revenue	$13,716	$12,875	$841	7
Hardware revenue	2,623	2,135	488	23
Maintenance and support revenue	6,489	6,679	(190)	(3)
On premise software license revenue	999	1,092	(93)	(9)
Professional services revenue	3,379	2,693	686	26
Total revenue	$27,206	$25,474	$1,732	7

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

Our total revenue in 2014 was $27.2 million, as compared to $25.5 million in 2013. Total revenue represents our consolidated revenue, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Total revenue increased by $1.7 million, or 6.8%, in 2014 as compared to 2013.   This increase was primarily due to an increase in cloud revenue, hardware revenue and professional services revenue, offset by smaller decreases in maintenance and support revenue and on premise software license revenue. AsureSpace™ revenue in 2014 increased $2.1 million, or 15.0%, offset by a decrease in AsureForce® of $362,000, or 3.2%, as compared to 2013. The increase in AsureSpace™ revenue consists of a $919,000 increase in cloud revenue, a $685,000 increase in hardware revenue, a $527,000 increase in professional services revenue and an $111,000 increase in on premise software, offset by a decrease of $148,000 in maintenance and support revenue. This increase in AsureSpace™ revenue was primarily due to an increase in PeopleCube and Meeting Room Manager cloud revenues, as well as the addition of Roomtag cloud revenue in 2014. There was also an increase in PeopleCube hardware and professional services revenue. The decrease in AsureForce® revenue was primarily due to decreases in all Legiant revenues, ADI hardware revenue and on premise software license revenue and iEmployee cloud revenue, hardware revenue and professional services revenue, offset by increases in ADI cloud revenue and professional services revenue.

Total cloud revenue increased $841,000, or 6.5%, over 2013. In AsureSpace™, PeopleCube’s cloud revenue accounted for $501,000 of this increase and Meeting Room Manager cloud revenue increased $264,000, or 12.3%, over 2013 cloud revenue.  Roomtag contributed $155,000 to cloud revenue in 2014. In AsureForce®, ADI cloud revenue increased $480,000, or 20.3%, over 2013. Legiant and iEmployee cloud revenue decreased by $197,000, or 27.1%, and $368,000, or 9.7%, over 2013, respectively.   The latter was due to turning focus away from the iEmployee software product and focusing resources on the newer technology in the ADI software subscription solutions. Overall, we attribute our cloud revenue increases to a combination of new sales offset by the accretive nature of recurring cloud revenue.

During 2014, hardware revenues increased $488,000, or 22.8%, over 2013. For AsureSpace™, PeopleCube’s hardware revenue increased $641,000, or 122.7%, from 2013 to $1.2 million and Meeting Room Manager hardware revenue increased $44,000, or 26.8%, to $210,000. AsureForce® hardware revenue decreased $198,000, or 13.7%, over 2013.  ADI and Legiant had $1.2 million and $37,000, respectively, of hardware revenue in 2014. ADI’s hardware revenue decreased $14,000, or 1.2%, from 2013. Legiant’s hardware revenue decreased $156,000, or 80.9%, from 2013.

During 2014, maintenance and support revenue slightly decreased to $6.5 million in 2014 from $6.7 million in 2013, a $190,000, or 2.8%, decrease from 2013. PeopleCube, Meeting Room Manager, ADI and Legiant had $2.3 million, $2.1 million, $1.1 million and $913,000, respectively, of maintenance and support revenue in 2014. The majority of the decrease is in AsureSpace™ maintenance and support revenue, which decreased $148,000, or 3.3%, from 2013 to $4.4 million. Meeting Room Manger maintenance and support revenues decreased $107,000 or 4.8%, from 2013 and PeopleCube’s maintenance and support revenue decreased $41,000, or 1.8%, from 2013. AsureForce® maintenance and support revenue decreased $42,000, or 1.9%, from 2013 to $2.1 million. Legiant’s maintenance and support revenues decreased $233,000, or 20.3%, from 2013, offset by an increase in ADI’s maintenance and support revenue, which increased by $172,000, or 17.6%, from 2013.

During 2014, on premise software license revenues decreased $93,000, or 8.5%, as compared to 2013. AsureSpace™ on premise software license revenues increased $111,000, or 20.3% from 2013. While PeopleCube on premise software license revenues remained fairly consistent with 2013, Meeting Room Manger on premise software license revenues increased $99,000, or 70.2%, as compared to 2013. In AsureForce®, the overall decrease was $204,000, or 37.5%, driven primarily from a decrease in ADI on premise software license revenue of $122,000, or 28.9%, and a decrease in Legiant on premise software license revenue of $82,000, or 67.6%, from 2013. We continue to focus our efforts on recurring cloud revenue from our direct customers, as opposed to onetime on premise software license revenue.

Professional services revenue increased $686,000, or 25.5%, over 2013. AsureSpace™ professional services revenue increased $527,000, or 23.8%, and AsureForce® professional services revenue increased $159,000, or 33.0%, over 2013.   PeopleCube professional services revenue increased $479,000 or 28.1%, over 2013, while Meeting Room Manager professional services revenue increased slightly by $41,000 or 8.1%, in 2014 as compared to 2013. ADI’s professional services revenue increased $190,000, or 96.3%, as compared to 2013, offset by smaller decreases in Legiant and iEmployee professional service revenue.

Although our total customer base is widely spread across industries, our sales are concentrated in certain industry sectors, including corporate, education, healthcare, government, legal and non-profit.  We continue to target small and medium sized businesses and divisions of larger enterprises in these same industries as prospective customers.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States, Canada and Europe.  Additionally, we have a distribution partner in Australia.   As the overall workforce management solutions market continues to experience significant growth related to SaaS products, we will continue to focus on sales of Meeting Room Manager On Demand, PeopleCube and ADI SaaS products.

In addition to continuing to develop our workforce and workspace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based workplace technologies.

Gross Margin

Consolidated gross margin was $21.0 million in 2014 and $19.0 million in 2013, an increase of $1.8 million, or 9.7%.  Gross margin as a percentage of revenues was 76.8% for 2014 and 74.8% for 2013. We attribute the increase in gross margin to a continued shift in revenue mix toward higher margin items, such as cloud revenue and professional services revenue.

Consolidated cost of sales decreased $111,000, or 1.7%, from 2013. Our cost of sales relates primarily to direct product costs, compensation and related consulting expenses, hardware expenses and the amortization of our purchased software development costs.  These expenses represented approximately 82% of the total cost of sales for both 2014 and 2013. These expenses slightly decreased by approximately $83,000, or 1.6%, over 2013. This decrease is comprised of a decrease in direct product costs of approximately $111,000, or 5.3%, and a decrease in salary expense of $43,000, or 1.7%. This was offset by an increase in equipment expenses of $56,000, or 53.2%, and an increase in depreciation and amortization of $16,000, or 2.8%, over 2013. We include intangible amortization related to developed and acquired technology within cost of sales.

During 2015, we expect to continue proactively managing our cost of sales by maximizing efficiencies throughout our company.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $14.0 million in 2014 and $13.3 million in 2013, an increase of $747,000, or 5.6%.  SG&A expenses as a percentage of revenues were 51.5% and 52.0% for 2014 and 2013, respectively.

Sales and marketing expenses increased $869,000, or 14.1%, and general and administrative expenses decreased $122,000, or 1.7%, over 2013. The increase in sales and marketing expenses is due to increased sales and marketing efforts, including lead generation and other marketing expenses, as well as higher sales compensation as a result of higher revenues. General and administrative expenses included $137,000 in severance expense related to PeopleCube in 2013 that were not present in 2014.

We will incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development Expenses

Research and development (“R&D”) expenses were $3.3 million in 2014 and $2.8 million in 2013, an increase of $475,000 or 16.8%.  R&D expenses as a percentage of revenues were 12.2% and 11.1% for 2014 and 2013, respectively.

The $475,000 increase is due to an increase in headcount and the related placement fees, as well as severance expense for an employee recorded in the second quarter of 2014. These increases reflect our commitment to expand and enhance our industry leading tools and technology.

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

Additionally, we continue to develop AsureForce Time and released a new version in December 2014. This release is the culmination of more than 500 development hours and provides more than 100 fixes and solutions.  The new version includes Single Sign-on functionality, allowing users to sign into multiple applications at once by using our integration with OneLogin; an all new advanced scheduling module called Visual Scheduling, which allows authorized users to easily schedule large groups of employees with “excel-like” copy/paste functionality; and extensive API and configuration updates.

We also focused development resources on two main product lines, Resource Scheduler (“RS”) and Meeting Room Manager (“MRM”).  RS version 10 was released in September of 2014 and included over 700 development and Quality Assurance hours.  This release featured support for double-byte characters sets, a bi-directional integration with Cisco TMS video conference systems, and a new connector supporting integrations with Microsoft Lync.

MRM had several maintenance releases in 2014. Development for MRM v11 commenced in the fourth quarter of 2014 and will be available in 2015.

Asure also put resources towards the development of NowSpace, an industry-leading mobile application for iOS devices, and will release Android compatibility in 2015.  NowSpace allows users to create reservations and send invitations directly from their mobile device.  NowSpace also gives visibility to attendee free/busy schedules which is a first in mobile calendaring applications.  NowSpace is compatible with both Resource Scheduler and Meeting Room Manager.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and further improve our workforce management solutions.

Amortization of Intangible Assets

Amortization expenses in 2014 were $2.0 million, a decrease of $181,000, or 8.3%, as compared to $2.2 million in 2013.  Amortization expenses as a percentage of revenues were 7.3% and 8.6% for 2014 and 2013, respectively.  This decrease is the result of some of PeopleCube’s intangible assets being sold in the third quarter of 2013 and others becoming fully amortized.

Other Loss

Other Loss was $1.7 million for the year ended 2014 as compared to $2.3 million in the year ended 2013.  Other Loss in 2014 and 2013 is primarily comprised of interest expense and amortization of original issue discount from acquisition-related debt. Other loss in 2014 also contains a loss on debt refinancing of $1,402, offset by a gain on the settlement of the PeopleCube litigation of $1,034. Interest expense on notes payable was $1,274 and amortization of original issue discount (“OID”) on notes payable was $72 as compared to interest expense on notes payable of $1,943 and amortization of OID of $481 in 2013.

Income Taxes

At December 31, 2014, we had federal net operating loss carryforwards of approximately $116.6 million, Federal R&D credit carryforwards of approximately $5.0 million and alternative minimum tax credit carryforwards of approximately $161,000. The net operating loss and Federal R&D credit carryforwards will expire in varying amounts from 2018 through 2034, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

Income tax expense remained flat at $117,000 in 2014 and 2013. These figures represent an effective tax rate of 80.7% and 7.6% in 2014 and 2013, respectively. The 2014 income tax expense is primarily due to deferred taxes on the amortization of goodwill for tax purposes and the results of foreign operations.

As a result of our various acquisitions in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill. During 2014, we increased the valuation allowance by approximately $563,000 due primarily to operations, including expiration of tax carryforwards.  Approximately $8.3 million of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

We consider the undistributed earnings of our foreign subsidiaries permanently reinvested and, accordingly, we have not provided for U.S. federal or state income taxes thereon.

Net Loss

Net loss was $262,000 in 2014. Net loss was $1.7 million in 2013.  The decrease in net loss was $1.4 million, or 84.2%.  Net loss as a percentage of total revenues was 1.0% and 6.5% in 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	At and for the year ended December 31,
	2014	2013
	(in thousands)

Working capital deficit	$(7,314)	$(7,837)
Cash, cash equivalents and short-term investments	320	3,938
Cash provided by operating activities	2,706	2,025
Cash used in investing activities	(4,200)	(435)
Cash (used in) provided by financing activities	(2,147)	170

Working Capital.  We had a working capital deficit of $7.3 million at December 31, 2014, a decrease in our deficit of $523,000 from the $7.8 million deficit at December 31, 2013.  The working capital deficit at December 31, 2014 includes $10.6 million of deferred revenue.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the decrease in our working capital deficit to an increase in accounts receivable of $1.4 million together with a decrease in the current portion of notes payable of $3.6 million and a decrease in accounts payable of $136,000. This is offset by a decrease in cash and cash equivalents and restricted cash of $3.6 million and an increase in the current portion of deferred revenue of $582,000 in 2014 compared to 2013. Cash and cash equivalents and current notes payable decreased primarily due to the payoff of the Deerpath note and the payoff of the PeopleCube note (through the settlement of the litigation), offset by the new term note with Wells Fargo in the first quarter of 2014.

Operating Activities.  Cash provided by operating activities was $2.7 million in 2014 and $2.0 million in 2013. The $2.7 million of cash provided by operating activities during 2014 was primarily driven by net income (after adjustment for non-cash items) of $3.3 million and the release of restricted cash of $400,000, offset by an increase in accounts receivable of $1.4 million.   The $2.0 million of cash provided by operating activities during 2013 was primarily driven by growth in deferred revenue of $928,000 and net income (after adjustment for non-cash items) of $1.7 million.

Investing Activities.  Cash used in investing activities during 2014 was $4.2 million.  The cash used in investing activities in 2014 was primarily comprised of acquisitions of FotoPunch and Roomtag, net of cash acquired, of $3.4 million and purchases of $807,000 of property and equipment.  Cash used in investing activities during 2013 was $435,000. The cash used in investing activities in 2013 was primarily comprised of purchases of $383,000 of property and equipment and purchases of intangible assets of $62,000. Although we believe our current operations are not capital intensive, we anticipate approximately $800,000 of 2015 capital expenditures to upgrade our infrastructure and position it for future growth.

Financing Activities.  Cash used in financing activities during 2014 was $2.1 million. We borrowed $18.2 million, offset by note payable payments, payments on amendment of senior notes payable and debt financing fees of $20.6 million (see Recent Developments and Note 6 – Notes Payable of the accompanying financial statements). This was offset by insurance proceeds received for settlement of a notes payable dispute, net of expenses, of $372,000. Cash provided by financing activities during 2013 was $170,000. In 2013, we borrowed $4.0 million, as well as received $3.4 million in cash from stock issuances, offset by note payable payments of $6.9 million.

Sources of Liquidity.  As of December 31, 2014, Asure’s principal sources of liquidity consisted of approximately $320,000 of cash and cash equivalents, future cash generated from operations and $395,000 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable of the accompanying financial statements. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

Our management team is focused on growing our existing software operations and is also seeking additional strategic acquisitions for the near future. At present, we plan to fund any future acquisition with equity, existing cash and cash equivalents cash generated from future operations and/or cash or debt raised from outside sources. As discussed in Note 4 – Acquisitions of the accompanying financial statements, we acquired all of the outstanding common stock of FotoPunch in July 2014 and substantially all the assets of Roomtag in August 2014.

Debt Matters

In February 2014, we reached an agreement to settle all claims and dismiss all pending litigation with PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012.

Under the settlement agreement, the parties dismissed the litigation and we settled the remaining balance due of $2.5 million on the Subordinated Notes Payable: PeopleCube Acquisition Note by paying $1.7 million. Our insurance carrier agreed to pay us $500,000 in conjunction with the settlement. With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we recorded a net gain of $1.0 million on the settlement in the first quarter of 2014. We paid this note in full in 2014.

In March 2014, we entered into a Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, and the lenders that are party thereto. The Credit Agreement provides for a term loan in the amount of $15.0 million. The term loan will mature in March 2019. The outstanding principal amount of the term loan is payable follows:

$187,500 on June 30, 2014 and the last day of each fiscal quarter thereafter up to March 31, 2016;
$281,250 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
$375,000 on June 30, 2017 and the last day of each fiscal quarter thereafter.

In March 2014, we used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath and the payment of certain fees, costs and expenses related to the Credit Agreement.  The Deerpath loan bore interest at a floating annual rate equal to LIBOR plus 8.0%, subject to a LIBOR floor of 9.5%, or a minimum of 11.5%. We incurred a one-time charge in the first quarter of 2014, of approximately $1.4 million in connection with the refinancing, of which approximately $700,000 was non-cash deferred financing costs.

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3.0 million. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10.0 million uncommitted incremental term loan facility to support permitted acquisitions.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin.  We have elected to use the LIBOR rate plus the applicable margin, which is 5% for the first nine months ended December 31, 2014. Interest is payable monthly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2.25:1	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty.  We must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements.

Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ending June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ending June 30, 2014 with the levels stepping down thereafter. The Credit Agreement was amended in August 2014 to revise the leverage ratio beginning with the quarter ending September 30, 2014 to a leverage ratio of not greater than 3.6 to 1.0 with the levels stepping down thereafter.  The Credit Agreement was amended in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends, and transactions with affiliates.

We were in compliance with the covenant requirements as of December 31, 2014 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

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

See Note 6 - Note Payable in the accompanying financial statements for more information about the Credit Agreement and Guaranty and Security Agreement.

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

CRITICAL ACCOUNTING POLICIES

We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles and including the accounts of Asure’s wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, lease impairment, useful lives of fixed assets, the determination of the fair value of our long-lived assets and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation.

We believe the following are our critical accounting policies:

Revenue Recognition

Our revenues consist of software-as-a-service (“SaaS”) offerings, time-based software subscriptions, and perpetual software license sale arrangements that also, typically, include hardware, maintenance/support and professional services elements.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.    Software and software-related elements are recognized in accordance with Accounting Standards Codification (“ASC”) 985-605 Software Revenue Recognition.    Non-software revenue elements are recognized in accordance with ASC 605-25 Revenue Recognition Multiple-Element Arrangements.  Since we currently offer our software solutions under either a perpetual license, time-based subscription or SaaS model, revenue recognition timing varies based on which form of software rights the customer purchases.

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

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or substantive acceptance clauses until these return, refund or cancellation rights have expired or acceptance has occurred.  Our arrangements with resellers do not allow for any rights of return.

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

Impairment of Intangible Assets and Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 350, we review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover their net book value.  When such factors and circumstances exist, including those noted above, we compare the assets’ carrying amounts against the estimated undiscounted cash flows we expect to generate with those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, we estimate the fair values of those assets by discounting the projected cash flows.  We record any excess of the carrying amounts over the fair values as impairments in that fiscal period. There has been no impairment of intangible assets and long-lived assets for the periods presented.

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

Recent Accounting Pronouncements

In July 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (ASU 2013-11), which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11 generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance became effective for us as of January 1, 2014 and is consistent with our present practice.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard will replace the current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We will adopt this standard effective January 1, 2017, as required. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new standard on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Items 15(a)(1) and (2) of Part III of this Report (Exhibits, Financial Statement Schedules).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework)  (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Asure Software, Inc.

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asure Software, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
March 27, 2015

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$320	$3,938
Restricted cash	-	400
Accounts receivable, net of allowance for doubtful accounts of $120 and $168 at December 31, 2014 and December 31, 2013, respectively	5,295	3,902
Inventory	170	77
Notes receivable	-	9
Prepaid expenses and other current assets	1,303	1,334
Total current assets	7,088	9,660
Property and equipment, net	1,539	1,233
Goodwill	17,500	15,005
Intangible assets, net	8,322	9,679
Other assets	19	38
Total assets	$34,468	$35,615
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$750	$4,308
Accounts payable	1,533	1,669
Accrued compensation and benefits	350	473
Other accrued liabilities	1,128	988
Deferred revenue	10,641	10,059
Total current liabilities	14,402	17,497
Long-term liabilities:
Deferred revenue	475	759
Notes payable	14,381	12,698
Other liabilities	739	444
Total long-term liabilities	15,595	13,901
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,434 and 6,353 shares issued, 6,050 and 5,969 shares outstanding at December 31, 2014 and December 31, 2013, respectively	64	63
Treasury stock at cost, 384 shares at December 31, 2014 and December 31, 2013	(5,017)	(5,017)
Additional paid-in capital	278,656	278,159
Accumulated deficit	(269,146)	(268,884)
Accumulated other comprehensive loss	(86)	(104)
Total stockholders’ equity	4,471	4,217
Total liabilities and stockholders’ equity	$34,468	$35,615

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2014	2013
Revenues	$27,206	$25,474
Cost of Sales	6,314	6,425
Gross margin	20,892	19,049

Operating expenses
Selling, general and administrative	13,999	13,252
Research and development	3,310	2,835
Amortization of intangible assets	1,999	2,180
Total operating expenses	19,308	18,267

Income from operations	1,584	782

Other income (loss)
Gain on settlement of note payable and litigation	1,034	-
Interest income	(1)	49
Gain on sale/disposal of assets	-	72
Loss on debt refinancing	(1,402)	-
Foreign currency loss	(14)	(24)
Interest expense and other	(1,274)	(1,943)
Interest expense- amortization of original issue discount (OID)	(72)	(481)
Total other loss, net	(1,729)	(2,327)

Loss from operations before income taxes	(145)	(1,545)
Income tax provision	(117)	(117)
Net loss	$(262)	$(1,662)
Other comprehensive loss:
Foreign currency translation gain (loss)	18	(2)
Other comprehensive loss	$(244)	$(1,664)

Basic and diluted net loss per share
Basic	$(0.04)	$(0.29)
Diluted	$(0.04)	$(0.29)
Weighted average basic and diluted shares
Basic	6,002,000	5,661,000
Diluted	6,002,000	5,661,000

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common	Common		Additional		Other	Total
	Stock	Stock	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Stock	Capital	Deficit	Loss	Equity
BALANCE AT DECEMBER 31, 2012	5,254	$56	$(5,017)	$274,445	$(267,222)	$(102)	$2,160
Share based compensation				160			160
Stock issued upon option exercise	17			35			35
Issuance of stock upon conversion of convertible debt	30			93			93
Issuance of stock upon private offering, net of offering costs	662	7		3,426			3,433
Net loss					(1,662)		(1,662)
Other comprehensive loss						(2)	(2)
BALANCE AT DECEMBER 31, 2013	5,963	$63	$(5,017)	$278,159	$(268,884)	$(104)	$4,217
Share based compensation				226			226
Stock issued upon option exercise	12			24			24
Issuance of stock upon conversion of convertible debt	75	1		247			248
Net loss					(262)		(262)
Other comprehensive income						18	18
BALANCE AT DECEMBER 31, 2014	6,050	$64	$(5,017)	$278,656	$(269,146)	$(86)	$4,471

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262)	$(1,662)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	2,821	2,947
Provision for doubtful accounts	48	37
Share-based compensation	226	160
Interest income on settlement	-	(48)
Gain on sale/disposal of assets	-	(72)
Amortization of original issue discount (OID)	72	481
Gain on debt payoff	-	(98)
Gain on settlement of note payable and litigation	(1,034)	-
Loss on debt refinancing	1,402	-
Changes in operating assets and liabilities:
Restricted cash	400	(150)
Accounts receivable	(1,419)	(899)
Inventory	(93)	177
Prepaid expenses and other assets	(82)	495
Accounts payable	(136)	(1,008)
Accrued expenses and other long-term obligations	550	737
Deferred revenue	213	928
Net cash provided by operating activities	2,706	2,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(3,440)	-
Purchases of property and equipment	(807)	(383)
Disposals of property and equipment	38	-
Collection of note receivable	9	10
Purchases of intangible assets	-	(62)
Net cash used in investing activities	(4,200)	(435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	18,181	4,000
Payments on notes payable	(19,311)	(6,880)
Payments on amendment of senior notes payable	(704)	(330)
Debt financing fees	(565)	-
Payments on capital leases	(144)	(88)
Insurance proceeds for settlement of notes payable dispute, net of expenses	372	-
Net proceeds from issuance of common stock	-	3,433
Net proceeds from exercise of stock options	24	35
Net cash provided by (used in) financing activities	(2,147)	170

Effect of foreign exchange rates	23	1

Net increase (decrease) in cash and cash equivalents	(3,618)	1,761
Cash and cash equivalents at beginning of period	3,938	2,177
Cash and cash equivalents at end of period	$320	$3,938

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$941	$1,461

Non-cash Investing and Financing Activities:
Conversion of subordinated convertible notes payable to equity	248	93
Accrued contingent consideration upon acquisition	327	-

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 1 - THE COMPANY

Asure Software, Inc., a Delaware corporation incorporated in 1985, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and workspace management solutions that enable organizations to manage their office environments, as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas, and through additional offices in Warwick, Rhode Island; Framingham, Massachusetts; Traverse City, Michigan and Staines, United Kingdom.

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

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, lease impairment, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. Asure bases its estimates on historical experience and on various other assumptions its management believes reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Asure makes appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

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

Although Asure has been the defendant or plaintiff in various actions that arose in the normal course of business, as of December 31, 2014, we are not party to any pending legal proceedings.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

LIQUIDITY

As of December 31, 2014, Asure’s principal sources of liquidity consisted of approximately $320 of cash and cash equivalents, future cash generated from operations and $395 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable.  Cash and cash equivalents were $3,938 at December 31, 2013. The Credit Agreement was amended in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter. We were in compliance with the covenant requirements as of December 31, 2014 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.  We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our Term Loan, and the related debt covenant requirements. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

Management is focused on growing our existing product offering, as well as our customer base, to increase our recurring revenues. We have made and will continue to explore additional strategic acquisitions. In July 2014, we acquired all of the outstanding common stock of FotoPunch, Inc. and in August 2014, we acquired substantially all the assets of Roomtag, LLC. We expect to fund any future acquisitions with equity, available cash, future cash from operations, or debt from outside sources.

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

RESTRICTED CASH

Restricted cash represented a certificate of deposit held in a cash collateral account as required by JPMorgan Chase Bank N.A. (“Bank”), to secure our obligations under our credit card obligations with the Bank. As of December 31, 2014, there is no restricted cash.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Asure maintains an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers.  We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Asure’s bad debts have not been material and have been within management expectations.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2012	$182
Provision for doubtful accounts receivable	37
Write-off of uncollectible accounts receivable	(51)
Balance at December 31, 2013	$168
Provision for doubtful accounts receivable	48
Write-off of uncollectible accounts receivable	(96)
Balance at December 31, 2014	$120

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market, using the first-in, first-out method. Inventory includes purchased LCD panels and a full range of biometric and card recognition clocks that we sell as part of our workforce and workspace management solutions.  We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

PROPERTY AND EQUIPMENT

We record property and equipment, including software, furniture and equipment, at cost less accumulated depreciation. We record depreciation using the straight-line method over the estimated economic useful lives of the assets, which range from two to five years.  Property and equipment also includes leasehold improvements and capital leases which we record at cost less accumulated amortization.  We record amortization of leasehold improvements and capital leases using the straight-line method over the shorter of the lease term or over the life of the respective assets, as applicable. We recognize gains or losses related to retirements or disposition of fixed assets in the period incurred. We expense repair and maintenance costs as incurred. We periodically review the estimated economic useful lives of our property and equipment and make adjustments, if necessary, according to the latest information available.

BUSINESS COMBINATIONS

Asure has accounted for our acquisitions using the acquisition method of accounting based on ASC 805—Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date we obtain control. We have determined the fair value of assets acquired and liabilities assumed based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. While we have used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, we record any subsequent adjustments to our consolidated statements of comprehensive loss.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. See Notes 4 and 5 for additional information regarding goodwill. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented. See Note 5 – Goodwill and Other Intangible Assets for additional information regarding intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 350, Asure reviews and evaluates our long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover their net book value.  When such factors and circumstances exist, we compare the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, we estimate the fair values of those assets by discounting the projected cash flows.  We record any excess of the carrying amounts over the fair values as impairments in that fiscal period.  We have identified no impairment of long-lived assets during any of the periods presented.

ORIGINAL ISSUE DISCOUNTS

We recognize original issue discounts, when incurred on the issuance of debt, as a reduction of the current loan obligations that we amortize to interest expense over the life of the related indebtedness using the effective interest rate method. We record the amortization as interest expense – amortization of OID in the Consolidated Statements of Comprehensive Loss. At the time of any repurchases or retirements of related debt, we will write off the remaining amount of net original issue discounts and include them in the calculation of gain/(loss) on retirement in the consolidated statements of comprehensive loss.

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

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or substantive acceptance clauses until these return, refund or cancellation rights have expired or acceptance has occurred.  Our arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers in excess of revenue recognized, and is comprised of deferred maintenance, service and other revenue.  We recognize deferred revenues when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

ADVERTISING COSTS

We expense advertising costs as we incur them.  Advertising expenses were $9 and $0 for 2014 and 2013, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

 LEASE OBLIGATIONS

Asure recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, we charge the total amount of base rentals over the term of our leases to expense on a straight-line method, recording the amount of rental expense in excess of lease payments as a deferred rent liability. As of December 31, 2014 and 2013, we had no deferred rent liabilities. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. As of December 31, 2014 and 2013, Asure had $429 and $399 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Accordingly, we translate the assets and liabilities of these foreign subsidiaries at current exchange rates at each balance sheet date. We record translation adjustments arising from the translation of net assets located outside of the United States into United States dollars in accumulated other comprehensive loss as a separate component of stockholders’ equity. We translate income and expenses from the foreign subsidiaries using monthly average exchange rates. We include net gains and losses resulting from foreign exchange transactions in other income and expenses, which were not significant in 2014 and 2013.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

INCOME TAXES

We account for income taxes using the liability method under ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under the liability method, we determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which we expect the differences to reverse. We reduce deferred tax assets by a valuation allowance when it is more likely than not that we will not realize some component or all of the deferred tax assets.

SHARE BASED COMPENSATION

We adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  We estimate the fair value of each award granted from our stock option plans at the date of grant using the Black-Scholes option pricing model. During 2014 and 2013, we granted 190,000 and 216,000 stock options, respectively.

As of December 31, 2014, we expect to recognize $375 of unrecognized compensation costs related to non-vested option grants over the course of the following three years.

We issued 12,000 shares of common stock related to exercises of stock options granted from our stock option plans for 2014 and 17,000 shares in 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11 generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance became effective for us as of January 1, 2014 and is consistent with our present practice.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We will adopt this standard effective January 1, 2017, as required. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new standard on our financial statements.

NOTE 3 - FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively:

		Fair Value Measure at December 31, 2014
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$320	$320	$-	$-
Total	$320	$320	$-	$-
Liabilities:
Contingent consideration	327	$-	$-	$327
Total	$327	$-	$-	$327

		Fair Value Measure at December 31, 2013
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,938	$3,938	$-	$-
Restricted cash- certificate of deposit	400	$-	$400	$-
Total	$4,338	$3,938	$400	$-

For our level 2 asset, the fair value is based on information obtained from our third party service provider and approximates carrying value.

The following summarizes quantitative information about Level 3 fair value measurements.

Contingent consideration

In connection with the acquisition of FotoPunch, Inc. (“FotoPunch”) in July 2014, we recorded contingent consideration based upon the expected achievement of certain milestone goals. Any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model will be recorded in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. There have been no changes in the valuation of the contingent consideration recorded in 2014.

Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability of achieving each outcome. Probabilities were estimated by management and then applied to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios.

 Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current liabilities.  The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Our line of credit and notes payable, including current portion, as of December 31, 2014, had a carrying value of $15,131.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 4 - ACQUISITIONS

2014 Acquisitions

In July 2014, Asure acquired all of the issued and outstanding shares of common stock (the “Shares”) of FotoPunch, a Delaware corporation, a cloud-based time and labor solution provider whose photo-based time clock technology transforms any mobile device into a biometric, geo-located time clock. We have been working with FotoPunch since 2012 as a technology partner for our GeoPunch™ solution, which was launched to help customers support a workforce that is increasingly mobile, global and dispersed.

           The aggregate consideration for the Shares consisted of (i) $1,500 in cash, a portion of which was used to pay certain obligations of FotoPunch and (ii) up to an additional $3,000 in post-closing earnout payments. We funded the $1,500 cash payment with proceeds from our credit agreement with Wells Fargo.

The $3,000 earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in an earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period. The earnout (“contingent consideration”) was recorded in Accrued Expenses in the accompanying Consolidated Balance Sheet with an estimated fair value of $327 at the date of acquisition. The fair value as of December 31, 2014 remained unchanged at $327.

The purchase price was allocated based upon fair value, as follows: net assets of ($1); technology of $440; goodwill of $1,388. The fair value of technology was determined using the income approach.

In August 2014, Asure acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933 in cash and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. We recorded the Note at fair value using a discount rate of 5%, which resulted in an original issue discount of $73, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. The balance of the Note at December 31, 2014 is $694.

The purchase price was allocated based upon fair value, as follows:

Net assets	$(60)
Trade Name	35
Technology	173
Customer Relationships	330
Noncompete	24
Goodwill	1,112
Total	$1,614

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we review and evaluate our long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that we may not recover their net book value. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests, if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented.

In the third quarter of 2013, we reached an agreement to settle our purchase price post-closing adjustment dispute with the sellers of PeopleCube. The parties agreed to a post-closing adjustment due to us of $496, with accrued interest of $44, totaling $540. The post-closing adjustment of $496 was deducted from our goodwill balance at September 30, 2013.

The following table summarizes the annual changes in our goodwill:

Balance at December 31, 2012	$15,525
Adjustments to goodwill	(520)
Balance at December 31, 2013	$15,005
Goodwill recognized upon acquisition of FotoPunch	1,388
Goodwill recognized upon acquisition of Roomtag	1,112
Foreign exchange adjustment to goodwill	(5)
Balance at December 31, 2014	$17,500

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2014 and 2013 are as follows:

		December 31, 2014
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,020	$(1,783)	$2,237
Customer Relationships	7.2	12,811	(7,234)	5,577
Reseller Relationships	7	853	(396)	457
Trade Names	5	694	(662)	32
Covenant not-to-compete	2	229	(210)	19
	7.3	$18,607	$(10,285)	$8,322

		December 31, 2013
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	8.3	$3,407	$(1,424)	$1,983
Customer Relationships	7	12,481	(5,370)	7,111
Reseller Relationship	7	853	(274)	579
Trade Names	-	659	(659)	-
Covenant not-to-compete	2	205	(199)	6
	7.2	$17,605	$(7,926)	$9,679

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses were $1,999 and $2,180 for 2014 and 2013, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $360 and $317 for 2014 and 2013, respectively.

In August 2013, we entered into a purchase agreement to sell certain customer relationships, developed technology and trade names related to certain intangible assets acquired in the purchase of PeopleCube. The selling price for these assets was $140 with a gain recognized of $72.

 The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2014:

Calendar Years
2015	$2,292
2016	1,759
2017	1,738
2018	1,389
Thereafter	1,144
$8,322

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of December 31, 2014	Balance as of December 31, 2013
Subordinated Convertible Notes Payable – 9% Notes	9/30/2014	9.00%	$-	$238
Subordinated Notes Payable: PeopleCube Acquisition Note	10/31/2014	10.00%	-	2,220
Subordinated Notes Payable: Roomtag Acquisition Note	10/31/2016	0.36%	694	-
Senior Note Payable	7/01/2016	11.50%	-	14,548
Term Loan - Wells Fargo	3/31/2019	5.00%	14,437	-
Total Notes Payable			$15,131	$17,006
Short-term notes payable			$750	$4,308
Long-term notes payable			$14,381	$12,698

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2015	$750
December 31, 2016	1,785
December 31, 2017	1,406
December 31, 2018	1,500
December 31, 2019	9,750
Gross Notes Payable	$15,191
Less: Unamortized Original Issue Discount	$60
Total Notes Payable	$15,131

Subordinated Convertible Notes Payable - 9% Notes

In September 2011, we sold $1,500 of our 9% subordinated convertible notes (“9% Notes”) in a private placement to accredited investors to finance the ADI acquisition. The 9% Notes pay interest on each of March 31, June 30, September 30 and December 31, beginning on December 31, 2011, at a rate of 9% per year and matured on September 30, 2014. The 9% Notes are secured by all of our assets, but are subordinated to our obligations under the Term Loan discussed below.

In March 2012, we amended the terms of the 9% Notes to eliminate the embedded derivative features resulting in a settlement or extinguishment of the derivative liability. Under the terms of the amendment, each holder of 9% Notes was permitted to convert the outstanding principal balance due there under into shares of our common stock at the conversion price originally set forth in the 9% Notes ($5.00 per share of common stock) on or before March 15, 2012.   Holders of approximately $1,400 of the total $1,500 of principal amount of 9% Notes converted their 9% Notes to common stock. The 9% Notes matured September 30, 2014. At December 31, 2014 and December 31, 2013, we had $0 and $238 outstanding, respectively, under the 9% Notes.

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

Subordinated Notes Payable: Roomtag Acquisition Note

In August 2014, we acquired substantially all the assets of Roomtag. The aggregate consideration for the assets consisted of (i) $933 in cash, and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. We recorded the Note at fair value using a discount rate of 5%, which resulted in an original issue discount of $73, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. This Note is subordinated to our obligations under the Term Loan discussed below.

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

We made quarterly principal payments of $362 each on the senior note payable beginning October 1, 2012. We paid the required $2,000 principal payment in May 2013. The balance of this note of $14,085 was refinanced under a new facility with Wells Fargo Bank, N.A. in March 2014, as discussed below. We were in compliance with all covenant requirements as of December 31, 2013, and through the payoff date. We recorded a loss on debt refinancing of $1,402 in the first quarter of 2014, of which $704 is a pre-payment premium and $698 is non-cash deferred financing costs.

Term Loan - Wells Fargo

In March 2014, we entered into a Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, and the lenders that are party thereto. We used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath and the payment of certain fees, cost and expenses related to the Credit Agreement.

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

The first three scheduled principal payments of $188 each were made timely in June, September and December 2014.

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. Under the revolver, $0 was outstanding and $3,000 was available for borrowing at December 31, 2014. In July 2014, we borrowed $1,500 under the revolver, which was used to fund a portion of the acquisition cost of all of the issued and outstanding shares of common stock of FotoPunch, Inc. In August 2014, we borrowed $1,000 under the revolver which was used to fund a portion of the acquisition cost of substantially all the assets of Roomtag, LLC. We repaid the balance on the revolver, leaving a balance of $0 at December 31, 2014.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the LIBOR rate plus the applicable margin, which was 5% for the first nine months ended December 31, 2014. Interest is payable quarterly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2.25:1	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  However, we must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal on an annual basis with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements. As of December 31, 2014, none of these payments were due.

Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ending June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ending June 30, 2014 with the levels stepping down thereafter. The Credit Agreement was amended in August 2014. The Amendment revised the leverage ratio beginning with the quarter ending September 30, 2014 to a leverage ratio of not greater than 3.6 to 1.0 with the levels stepping down thereafter. The Credit Agreement was amended in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends, and transactions with affiliates.

 We were in compliance with the covenant requirements as of December 31, 2014 and expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives as of December 31, 2014 and 2013 are composed of the following:

	December 31,
	2014	2013

Software: 3-5 years	$4,709	$4,121
Furniture and equipment: 2-5 years	4,530	4,371
Internal support equipment: 2-4 years	696	696
Vehicle: 7 years	42	42
Capital leases: lease term or life of the asset	178	178
Leasehold improvements: lease term or life of the improvement	2,163	2,158
	12,318	11,566
Less accumulated depreciation	(10,779)	(10,333)
	$1,539	$1,233

We record the amortization of our capital leases as depreciation expense on our Consolidated Statements of Comprehensive Loss. Depreciation and amortization expenses relating to property and equipment were approximately $462 and $449 for 2014 and 2013, respectively.

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

SHARE REPURCHASE PROGRAM

Pursuant to Asure’s stock repurchase plan, we may repurchase up to 450,000 shares of our common stock.  We have repurchased a total of 384,000 shares for approximately $5.0 million over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on our cash position, market conditions, financial covenants and other factors.  While the program remains in place, we did not repurchase any shares during 2014 or 2013.

STOCK AND STOCK OPTION PLANS

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 735,000 options granted and outstanding pursuant to the 2009 Plan as of December 31, 2014.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $226 and $160 for 2014 and 2013, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the assumptions used to develop their fair value for 2014 and 2013:

	Year Ended December 31,
	2014	2013
Risk-free interest rate	1.71%	1.71%
Expected volatility	0.63	0.63
Expected life in years	3.63	4.50
Dividend yield	-	-

As of December 31, 2014, Asure had reserved shares of common stock for future issuance as follows:

Options outstanding	735,000
Options available for future grant	599,000
Shares reserved	1,334,000

The following table summarizes activity under all Plans during 2014 and 2013.

	For 2014		For 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	795,000	$3.58	679,000	$3.16
Granted	190,000	5.78	216,000	5.66
Exercised	(12,000)	2.05	(17,000)	2.02
Canceled	(238,000)	5.64	(83,000)	5.82
Outstanding at the end of the year	735,000	$3.51	795,000	$3.58
Options exercisable at the end of the year	492,000	$2.69	369,000	$2.54
Weighted average fair value of options granted during the year	5.78		5.66

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2014:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2014	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AND VESTED AT DECEMBER 31, 2014	WEIGHTED-AVERAGE EXERCISE PRICE

$1.50 -- 2.11	14,000	2.90	$1.92	14,000	$1.92
2.33 -- 2.33	467,000	3.29	2.33	425,000	2.33
2.57 -- 6.42	254,000	4.18	5.76	53,000	5.75

$1.50 -- 6.42	735,000	3.59	$3.51	492,000	$2.69

The aggregate intrinsic value of options outstanding and options exercisable is $1,561 and $1,448, respectively, at December 31, 2014.

NOTE 9 - DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $195 and $147 in 2014 and 2013, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 10 - REVENUE CONCENTRATION

During 2014 and 2013, there were no customers who individually represented 10% or more of consolidated revenue.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for 2014 and 2013.

We have excluded stock options to acquire 735,000 and 795,000 shares for 2014 and 2013, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

	Year	Year
	Ended December 31,	Ended December 31,
	2014	2013
Net Loss	(262)	(1,662)
Weighted-average shares of common stock outstanding	6,002,000	5,661,000

Basic and diluted net loss per share	(0.04)	(0.29)

NOTE 12 - INCOME TAXES

The components of pre-tax loss for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Domestic	$(99)	$(1,660)
Foreign	(46)	115
Total	$(145)	(1,545)

The components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Current:
Federal	$-	$8
State	2	(2)
Foreign	(26)	20
Total current	(24)	26

Deferred:
Federal	130	60
State	11	7
Foreign	-	24
Total deferred	141	91

	$117	117

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2014 and 2013 are as follows:

	2014	2013
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$745	$920
Accrued expenses	107	104
Other	41	36
	893	1,060
Valuation allowance	(847)	(1,001)
Net current deferred tax assets	46	59

Noncurrent deferred tax assets
Net operating losses	40,196	40,105
Research and development credit carryforwards	4,486	4,398
Minimum tax credit carryforwards	161	161
Fixed assets	-	-
Share based compensation	11	4
Other	4	2
	44,858	44,670
Valuation allowance	(43,960)	(43,243)
Net noncurrent deferred tax assets	898	1,427

Noncurrent deferred tax liabilities
Acquired intangibles	(587)	(1,347)
Fixed assets	(361)	(316)
Goodwill	(452)	(138)
Total noncurrent deferred tax liabilities	(1,400)	(1,801)

Net current deferred tax asset (liability)	46	59
Net noncurrent deferred tax liability	$(502)	$(374)

At December 31, 2014, we had federal net operating loss carryforwards of approximately $116,620, research and development credit carryforwards of approximately $4,981 and alternative minimum tax credit carryforwards of approximately $161. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2018 through 2034, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of various acquisitions by the Company in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of goodwill. During 2014, the valuation allowance increased by approximately $563 due primarily to operations, including expiration of tax carryforwards.  Approximately $8,251 of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	For 2014	For 2013

Computed at statutory rate	$(49)	$(525)
State taxes, net of federal benefit	66	70
Permanent items and other	(80)	377
Credit carryforwards	(90)	(60)
Foreign income taxed at different rates	(11)	58
Tax carryforwards not benefitted	281	197
	$117	$117

The total amount of unrecognized tax benefits as of January 1, 2014 was approximately $1,252. The reconciliation of our unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2014	$1,252
Additions based on tax positions related to the current year	34
Additions for tax positions of prior years	2
Balance at December 31, 2014	$1,288

As of December 31, 2014, we had $1,288 of unrecognized tax benefits, which would affect the effective tax rate if recognized. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During 2014, we recognized $11 of interest and penalties in our income tax expense.

Asure files tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years ending before December 31, 2011 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2010.  Asure is not currently under audit for federal, state or any foreign jurisdictions.

NOTE 13 - LEASE COMMITMENTS

Asure’s future minimum lease payments under all operating and capital leases as of December 31, 2014 are as follows:

CALENDAR YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS
2015	474	163
2016	76	170
2017	21	96
2018	21	--
2019	3	--
Thereafter	--	--

TOTAL	$595	$429

Less current portion of obligations		(163)
Long-term portion of obligations		$266

Total rent expense under all operating leases for 2014 and 2013 were $624 and $671, respectively. For 2014 and 2013, approximately 47.2% and 45.1%, respectively, of our total operating lease obligations relates to our corporate office facility at Wild Basin in Austin, Texas.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 14 – SUBSEQUENT EVENTS

The Credit Agreement with Wells Fargo was amended in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 27, 2015	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	March 27, 2015
Patrick Goepel	(Principal Executive Officer)
and Director

/s/ BRAD WOLFE	Chief Financial Officer	March 27, 2015
Brad Wolfe	(Principal Financial and Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	March 27, 2015
David Sandberg

/s/ ADRIAN PERTIERRA	Director	March 27, 2015
Adrian Pertierra

/s/ J. RANDALL WATERFIELD	Director	March 27, 2015
J. Randall Waterfield
/s/ MATTHEW BEHRENT	Director	March 27, 2015
Matthew Behrent

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Asset Purchase Agreement dated October 1, 2011 by and among Asure Software, Inc., ADI Software, LLC and ADI Time, LLC (1)

2.2	Asset Purchase Agreement dated December 14, 2011 by and among Asure Software, Inc., ADI Legiant, LLC and WG Ross Corp. (2)

2.3	Stock Purchase Agreement dated July 1, 2012 between Meeting maker Holding B.V. and PeopleCube Holding B.V. and Asure Software, Inc. (3)

2.4	Code Purchase and Perpetual License Agreement dated October 9, 2012 between Asure Software, Inc. and FotoPunch, Inc. (4)

3.1	Restated Certificate of Incorporation (5)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (6)

3.3	(Second) Certificate of Amendment to the Restated Certificate of Incorporation (7)

3.4	Amended and Restated Bylaws (8)

4.1	Specimen Certificate for the Common Stock (9)

4.2	Amended and Restated Rights Agreement, dated as of October 28, 2009 between Asure Software, Inc. and American Stock Transfer & Trust Company (10)

4.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock (10)

4.4	Form of Rights Certificate (10)

4.5	Form of 9% Subordinated Convertible Promissory Note (1)

4.6	Form of 15% Subordinated Promissory Note (1)

4.7	Form of Securities Purchase Agreement for 9% Subordinated Convertible Promissory Note (1)

4.8	Form of Securities Purchase Agreement for 15% Subordinated Promissory Note (1)

4.9	Registration Rights Agreement (1)

4.10	Amended and Restated Registration Rights Agreement dated March 10, 2012 (11)

4.11	Amendment Agreement with respect to the Amended and Restated 9% Convertible Promissory Notes (11)

4.12	Promissory Note dated October 2011 issued in connection with acquisition of certain assets from ADI Time, LLC (2)

4.13	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (2)

4.14	Stock Option Agreement for Patrick Goepel (2)

4.15	Stock Option Agreement for Steve Rodriguez (2)

4.16	Stock Option Agreement for Mike Kinney (2)

10.1	Amended Restricted Stock Plan, effective May 23, 2006 (12)

10.2	2009 Equity Plan, amended as of June 26, 2012 (13)

10.3	Amendment No. 3 to 2009 Equity Plan (13)

10.4	Form of Option Agreement under the 2009 Equity Plan (13)

10.5	Stock Purchase Agreement dated September 25,2009 with Patrick Goepel (14)

10.6	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (2)

10.8	Employment Letter with Mike Kinney, dated as of August 15, 2011 (2)

10.9	Employment Letter with Steve Rodriguez, dated as of August 15, 2011 (2)

10.10	Credit Agreement between Asure Software, Inc. and JPMorgan Chase Bank, N.A. (1)

10.11	Fourth Amendment to Lease Agreement with WB One & Two LTD (15)

10.12	Lease Agreement to Premises located at 200 Crossings Boulevard, Warwick, Rhode Island (2)

10.13	Sixth Amendment to Lease Agreement with Wild Basin I & II Investors, LP (2)

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

10.18
Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties Hereto as the Lenders, and Asure Software, Inc., as Borrower, Dated as of March 20, 2014  (20)

10.19	Guaranty and Security Agreement between Asure Software, Inc. and Wells Fargo Bank, National Association, dated March 20, 2014 (20)

14	Code of Business Conduct and Ethics (8)

21	Subsidiaries of the Company*

23.1	Consent of Ernst & Young LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

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

*Filed herewith