Form 10-Q
period 2015-03-31
ASURE SOFTWARE INC
filed 2015-05-13
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, the registrant had outstanding 6,059,296 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
 (Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$274	$320
Accounts receivable, net of allowance for doubtful accounts of $117 and $120 at March 31, 2015 and December 31, 2014, respectively	4,879	5,295
Inventory	263	170
Prepaid expenses and other current assets	1,172	1,303
Total current assets	6,588	7,088
Property and equipment, net	1,997	1,539
Goodwill	17,436	17,500
Intangible assets, net	7,707	8,322
Other assets	420	19
Total assets	$34,148	$34,468
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$750	$750
Accounts payable	2,181	1,533
Accrued compensation and benefits	225	350
Other accrued liabilities	1,129	1,128
Deferred revenue	10,265	10,641
Total current liabilities	14,550	14,402
Long-term liabilities:
Deferred revenue	339	475
Notes payable	14,502	14,381
Other liabilities	684	739
Total long-term liabilities	15,525	15,595
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,443 and 6,434 shares issued, 6,059 and 6,050 shares outstanding at March 31, 2015 and December 31, 2014, respectively	64	64
Treasury stock at cost, 384 shares at March 31, 2015 and December 31, 2014	(5,017)	(5,017)
Additional paid-in capital	278,735	278,656
Accumulated deficit	(269,629)	(269,146)
Accumulated other comprehensive loss	(80)	(86)
Total stockholders’ equity	4,073	4,471
Total liabilities and stockholders’ equity	$34,148	$34,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
Revenues	$6,332	$6,527
Cost of sales	1,652	1,558
Gross margin	4,680	4,969

Operating expenses
Selling, general and administrative	3,449	3,362
Research and development	738	721
Amortization of intangible assets	505	497
Total operating expenses	4,692	4,580

Income (loss) from operations	(12)	389

Other income (loss)
Loss on lease termination	(110)	-
Gain on settlement of note payable and litigation	-	1,034
Loss on debt refinancing	-	(1,402)
Foreign currency loss	(11)	(2)
Interest expense and other	(282)	(457)
Interest expense – amortization of original issue discount (OID)	(8)	(50)
Total other loss, net	(411)	(877)

Loss from operations before income taxes	(423)	(488)
Income tax provision	(60)	(42)
Net loss	$(483)	$(530)
Other comprehensive income (loss):
Foreign currency gain (loss)	6	(8)
Other comprehensive loss	$(477)	$(538)

Basic and diluted net loss per share
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)

Weighted average basic and diluted shares
Basic	6,055,000	5,971,000
Diluted	6,055,000	5,971,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(483)	$(530)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	785	686
Provision for doubtful accounts	15	-
Share-based compensation	37	39
Amortization of original issue discount (OID)	8	50
Gain on settlement of note payable and litigation	-	(1,034)
Loss on debt refinancing	-	1,402
Changes in operating assets and liabilities:
Accounts receivable	401	(311)
Inventory	(93)	(2)
Prepaid expenses and other assets	(195)	(17)
Accounts payable	648	181
Accrued expenses and other long-term obligations	(65)	(286)
Deferred revenue	(512)	(107)
Net cash provided by operating activities	546	71

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(658)	(168)
Disposals of property and equipment	26	-
Collection of note receivable	-	5
Net cash used in investing activities	(632)	(163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,000	15,000
Payments on notes payable	(887)	(16,248)
Payments on amendment of senior notes payable	(75)	(704)
Debt financing fees	-	(575)
Payments on capital leases	(51)	(32)
Insurance proceeds for settlement of notes payable dispute, net of expenses	-	373
Net proceeds from exercise of stock options	42	21
Net cash provided by (used in) financing activities	29	(2,165)
Effect of foreign exchange rates	11	(9)

Net decrease in cash and cash equivalents	(46)	(2,266)
Cash and cash equivalents at beginning of period	320	3,938
Cash and cash equivalents at end of period	$274	$1,672

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$197	$484

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2015 and December 31, 2014, the results of operations for the three months ended March 31, 2015 and 2014, and the cash flows for the three months ended March 31, 2015 and 2014.

You should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2014.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

LIQUIDITY

As of March 31, 2015, Asure’s principal sources of liquidity consisted of approximately $274 of cash and cash equivalents and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our Term Loan, and the related debt covenant requirements. We are continuing to reduce expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We will adopt this standard effective January 1, 2017, as required. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new standard on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for the Company on January 1, 2016.

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

Although Asure has been the defendant or plaintiff in various actions that arose in the normal course of business, as of March 31, 2015, we are not party to any pending legal proceedings.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively:

		Fair Value Measure at March 31, 2015
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$274	$274	$-	$-
Total	$274	$274	$-	$-
Liabilities:
Contingent consideration	262	$-	$-	$262
Total	$262	$-	$-	$262

		Fair Value Measure at December 31, 2014
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$320	$320	$-	$-
Total	$320	$320	$-	$-
Liabilities:
Contingent consideration	327	$-	$-	$327
Total	$327	$-	$-	$327

For our level 2 asset, the fair value is based on information obtained from our third party service provider and approximates carrying value.

The following summarizes quantitative information about Level 3 fair value measurements.

Contingent consideration

In connection with the acquisition of FotoPunch, Inc. (“FotoPunch”) in July 2014, we recorded contingent consideration based upon the expected achievement of certain milestone goals. Any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model will be recorded in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. The balance at March 31, 2015 is $262, adjusted from the original amount of $327 after the valuation was finalized in the first quarter of 2015.

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

NOTE 4 – ACQUISITIONS

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

The $3,000 earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in an earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period. The earnout (“contingent consideration”) was recorded in Accrued Expenses in the accompanying Consolidated Balance Sheet with an estimated fair value of $327 at the date of acquisition. The fair value as of March 31, 2015 is $262.

The purchase price was allocated based upon fair value, as follows: net assets of ($1); technology of $440; goodwill of $1,388. The fair value of technology was determined using the income approach.

In August 2014, Asure acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933 in cash and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. We recorded the Note at fair value using a discount rate of 5%, which resulted in an original issue discount of $73, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. The balance of the Note at March 31, 2015 is $702.

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

The purchase price was composed of $9,800 in cash, subject to a post-closing working capital adjustment, (ii) 255,000 shares of our common stock, par value $0.01 per share, representing just under five percent of Asure’s outstanding shares and valued at $2.94 per share and (iii) an additional $3,000 note from us due on October 31, 2014, subject to offset of any amounts owed by the seller under the indemnification provisions of the stock purchase agreement. The note was adjusted to a fair value of $2,404 at the date of purchase based on our incremental borrowing rate. We recorded the note at fair value using a discount rate of 10%, which resulted in an original issue discount of $622, which was accreted up to its aggregate principal amount over the course of the life of the loan using the effective interest method. Details regarding the financing of the acquisition are described in Note 6 – Notes Payable. Transaction costs for this acquisition were $905 and we expensed them as incurred.

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

 In accordance with ASC 350, Intangibles-Goodwill and Other, we review and evaluate our long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that we may not recover their net book value. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests, if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented.

The following table summarizes the changes in our goodwill:

Balance at December 31, 2014	$17,500
Adjustments to goodwill	(60)
Foreign exchange adjustments to goodwill	(4)
Balance at March 31, 2015	$17,436

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

		March 31, 2015
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,016	$(1,889)	$2,127
Customer Relationships	7.2	12,811	(7,703)	5,108
Reseller Relationships	7	853	(427)	426
Trade Names	5	694	(664)	30
Covenant not-to-compete	2	229	(213)	16
	7.3	$18,603	$(10,896)	$7,707

		December 31, 2014
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,020	$(1,783)	$2,237
Customer Relationships	7.2	12,811	(7,234)	5,577
Reseller Relationships	7	853	(396)	457
Trade Names	5	694	(662)	32
Covenant not-to-compete	2	229	(210)	19
	7.3	$18,607	$(10,285)	$8,322

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended March 31, 2015 and 2014 were $505 and $497, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $106 and $76 for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2015 (remaining)	$1,676
December 31, 2016	1,759
December 31, 2017	1,738
December 31, 2018	1,390
December 31, 2019	763
Thereafter	381
$7,707

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of March 31, 2015	Balance as of December 31, 2014
Subordinated Notes Payable: Roomtag Acquisition Note	10/31/2016	0.36%	702	694
Term Loan - Wells Fargo	3/31/2019	5.00%	14,250	14,437
Revolving Loan - Wells Fargo	3/31/2019	5.00%	300	-
Total Notes Payable			$15,252	$15,131
Short-term notes payable			$750	$750
Long-term notes payable			$14,502	$14,381

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2015	$563
December 31, 2016	1,785
December 31, 2017	1,406
December 31, 2018	1,500
December 31, 2019	10,050
Gross Notes Payable	$15,304
Less: Unamortized Original Issue Discount	$52
Total Notes Payable	$15,252

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. In July 2014, we borrowed $1,500 under the revolver, which was used to fund a portion of the acquisition cost of all of the issued and outstanding shares of common stock of FotoPunch, Inc. In August 2014, we borrowed $1,000 under the revolver which was used to fund a portion of the acquisition cost of substantially all the assets of Roomtag, LLC. We repaid the balance on the revolver in 2014, leaving a balance of $0 at December 31, 2014. As of March 31, 2015, $300 was outstanding and $0 was available for borrowing under the revolver.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the LIBOR rate plus the applicable margin, which was has remained constant at 5% since the inception of the loan. Interest is payable quarterly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2.25:1	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  However, we must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal on an annual basis with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements. As of March 31, 2015, none of these payments were due.

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

 As of March 31, 2015, we were in compliance with all covenants, with the exception of the leverage ratio, and all payments remain current.  A covenant waiver related to the leverage ratio was received from the lender as of March 31, 2015. As a result of the waiver, we were in compliance with all covenant requirements as of March 31, 2015. Absent certain one-time costs that occurred in the first quarter related to lease consolidation and sales reorganization, we do not believe a waiver would have been required. We expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended March 31, 2015 and 2014 were $37 and $39, respectively. We issued 9,700 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended March 31, 2015 and 10,000 for the three months ended March 31, 2014, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 971,000 options granted and outstanding pursuant to the 2009 Plan as of March 31, 2015.

NOTE 8 – OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2014	$(86)	$(86)
Other comprehensive loss before reclassifications	6	6
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	6	6
Ending balance, March 31, 2015	$(80)	$(80)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2015
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$6	$—	$6

Other comprehensive loss	$6	$—	$6

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 9 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 971,000 and 772,000 shares as of March 31, 2015 and 2014, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2015	2014
Net loss	$(483)	$(530)
Weighted-average shares of common stock outstanding	6,055,000	5,971,000
Basic and diluted net loss per share	$(0.08)	$(0.09)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of and for the three months ended March 31, 2015 and 2014 should be read in conjunction with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Loss:

	FOR THE THREE MONTHS ENDED March 31,
	2015	2014
Revenues	100%	100%
Gross margin	73.9	76.1
Selling, general and administrative	54.5	51.5
Research and development	11.7	11.0
Amortization of intangible assets	8.0	7.6
Total operating expenses	74.1	70.2
Total other loss, net	(6.5)	(13.4)
Net loss	(7.6)	(8.1)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED March 31,
Revenue	2015	2014	Increase (Decrease)%
Cloud revenue	$3,371	$3,305	$66	2.0
Hardware revenue	585	627	(42)	(6.7)
Maintenance and support revenue	1,566	1,630	(64)	(3.9)
On premise software license revenue	166	214	(48)	(22.4)
Professional services revenue	644	751	(107)	(14.2)
Total revenue	$6,332	$6,527	$(195)	(3.0)

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

Revenue for the three months ended March 31, 2015 was $6,332, a decrease of $195 or 3.0%, from the $6,527 reported for the three months ended March 31, 2014. Cloud revenue increased from the first quarter of 2014 due to our continued emphasis on selling integrated cloud based solutions. AsureSpace™ revenue for the three months ended March 31, 2015 was $3,783, a decrease of $98 or 2.5%, from the $3,881 recorded for the three months ended March 31, 2014.The decrease was split along the product lines, except cloud revenue, which increased $146 or 8.7%, over the three months ended March 31, 2014. The largest decrease was in hardware revenue of $93, or 27%, primarily caused by a backlog of hardware orders due to lack of inventory availability for certain hardware products. AsureForce® revenue for the three months ended March 31, 2015 was $2,549, a decrease of $97 or 3.7%, from the $2,646 recorded for the three months ended March 31, 2014. This decrease was primarily in legacy iEmployee and Legiant cloud revenue and Legiant maintenance and support revenue, offset by an increase in ADI cloud, hardware and maintenance and support revenue.

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

Gross Margin

Consolidated gross margin for the three months ended March 31, 2015 was $4,680, a decrease of $289, or 5.8%, from the $4,969 reported for the three months ended March 31, 2014.  Gross margin as a percentage of revenues was 73.9% and 76.1% for the three months ended March 31, 2015 and 2014, respectively. The decrease in gross margin percentage is primarily due to a shift in the mix of our revenue between our higher margin and lower margin product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2015 were $3,449, an increase of $87 or 2.6%, from the $3,362 reported for the three months ended March 31, 2014.  SG&A expenses as a percentage of revenues were 54.5% and 51.5% for the three months ended March 31, 2015 and 2014, respectively.

We continue to evaluate any unnecessary SG&A expenses and plan to further reduce expenses as appropriate.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2015 were $738, an increase of $17, or 2.4%, from the $721 reported for the three months ended March 31, 2014. R&D expenses as a percentage of revenues were 11.7% and 11.0% for the three months ended March 31, 2015 and 2014, respectively.

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

Amortization of Intangible Assets

Amortization expenses for the three months ended March 31, 2015 were $505, a slight increase of $8, or 1.6%, from the $497 reported for the three months ended March 31, 2014. Amortization expenses as a percentage of revenues were 8.0% and 7.6% for the three months ended March 31, 2015 and 2014, respectively.

Other Income and Loss

Other loss for the three months ended March 31, 2015 was $411, a decrease of $466, or 53.1%, from the $877 reported for the three months ended March 31, 2014. Other loss as a percentage of revenues was 6.5% and 13.4% for the three months ended March 31, 2015 and 2014, respectively.  Other loss for the three months ended March 31, 2015 is composed primarily of interest expense on notes payable of $280 and a loss on lease termination of $110. Other loss for the three months ended March 31, 2014 is composed primarily of a loss on debt refinancing of $1,402, offset by a gain on the settlement of the PeopleCube litigation of $1,034. Interest expense on notes payable was $457 for the three months ended March 31, 2014.

Income Taxes

Income tax expense for the three months ended March 31, 2015 was $60, an increase of $18, or 42.9%, from the $42 reported for the three months ended March 31, 2014.

Net Loss

We incurred a net loss of $483, or $(0.08) per share, during the three months ended March 31, 2015, compared to a net loss of $530 or $(0.09) per share reported for the three months ended March 31, 2014.  Net loss as a percentage of total revenues was 7.6% for the three months ended March 31, 2015 compared to net loss of 8.1% of total revenues for the three months ended March 31, 2014.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	March 31,	December 31,
	2015	2014

Working capital deficit	$(7,962)	$(7,314)
Cash, cash equivalents and short-term investments	274	320

	For the Three Months Ended
	March 31,
	2015	2014

Cash provided by operating activities	$546	$71
Cash used in investing activities	(632)	(163)
Cash provided by (used in) financing activities	29	(2,165)

Working Capital.  We had a working capital deficit of $7,962 at March 31, 2015, an increase in our deficit of $648 from the $7,314 deficit at December 31, 2014. The working capital deficit at March 31, 2015 and December 31, 2014 includes $10,265 and $10,641 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital deficit to an increase in accounts payable of $648, together with a decrease in accounts receivable of $416 and decrease in prepaid expense and other assets of $131, offset by a decrease in accrued compensation and benefits of $125 and a decrease in deferred revenue of $376.

Operating Activities.  Cash provided by operating activities was $546 for the three months ended March 31, 2015. The $546 of cash provided by operating activities during the first quarter of 2015 was primarily driven by net income (after adjustment for non-cash items) of $362, an increase in accounts payable of $648 as well as a decrease in accounts receivable of $401. This was offset by an increase in prepaid expenses and other assets of $195, a decrease in accrued expenses and deferred revenue of $65 and $512, respectively. The $71 of cash provided by operating activities during the first quarter of 2014 was primarily driven by net income (after adjustment for non-cash items) of $613 and an increase in accounts payable of $181, offset by a decrease in accrued expenses and deferred revenue of $286 and $107, respectively, as well as an increase in accounts receivable of $311.

Investing Activities.  Cash used in investing activities was $632 and $163 for the three months ended March 31, 2015 and March 31, 2014, respectively, due primarily to net purchases of property and equipment.

Financing Activities.  Cash provided by financing activities was $29 for the three months ended March 31, 2015. We incurred $1,000 of debt. This is offset by note payments of $887 and debt financing fees of $75. Cash used in financing for the three months ended March 31, 2014 was $2,165. We incurred $15,000 of debt, as well as received cash of $373 from insurance proceeds for settlement of notes payable, net of expenses. This is offset by note payments of $16,248 and debt financing fees of $575.

Sources of Liquidity.  As of March 31, 2015, Asure’s principal sources of liquidity consisted of approximately $274 of cash and cash equivalents and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies and estimates since December 31, 2014.  For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2014 Annual Report on Form 10-K.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

ITEM  4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 13, 2015	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 13, 2015	By:	/s/ BRAD WOLFE
Brad Wolfe
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith