Form 10-Q
period 2015-06-30
ASURE SOFTWARE INC
filed 2015-08-12
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, the registrant had outstanding 6,289,646 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
 (Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$213	$320
Accounts receivable, net of allowance for doubtful accounts of $128 and $120 at June 30, 2015 and December 31, 2014, respectively	5,159	5,295
Inventory	313	170
Prepaid expenses and other current assets	1,516	1,303
Total current assets	7,201	7,088
Property and equipment, net	2,188	1,539
Goodwill	17,441	17,500
Intangible assets, net	7,096	8,322
Other assets	803	19
Total assets	$34,729	$34,468
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$844	$750
Accounts payable	2,124	1,533
Accrued compensation and benefits	239	350
Other accrued liabilities	989	1,128
Deferred revenue	10,409	10,641
Total current liabilities	14,605	14,402
Long-term liabilities:
Deferred revenue	833	475
Notes payable	13,928	14,381
Other liabilities	631	739
Total long-term liabilities	15,392	15,595
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,674 and 6,434 shares issued, 6,290 and 6,050 shares outstanding at June 30, 2015 and December 31, 2014, respectively	67	64
Treasury stock at cost, 384 shares at June 30, 2015 and December 31, 2014	(5,017)	(5,017)
Additional paid-in capital	279,337	278,656
Accumulated deficit	(269,534)	(269,146)
Accumulated other comprehensive loss	(121)	(86)
Total stockholders’ equity	4,732	4,471
Total liabilities and stockholders’ equity	$34,729	$34,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2015	2014	2015	2014
Revenues	$7,159	$6,548	$13,491	$13,075
Cost of sales	1,879	1,373	3,531	2,931
Gross margin	5,280	5,175	9,960	10,144

Operating expenses
Selling, general and administrative	3,612	3,495	7,061	6,857
Research and development	743	855	1,481	1,576
Amortization of intangible assets	504	497	1,009	994
Total operating expenses	4,859	4,847	9,551	9,427

Income from operations	421	328	409	717

Other income (loss)
Loss on lease termination	-	-	(110)	-
Gain on settlement of note payable and litigation	-	-	-	1,034
Loss on debt refinancing	-	-	-	(1,402)
Foreign currency translation gain (loss)	3	(10)	(8)	(12)
Interest expense and other	(279)	(264)	(561)	(721)
Interest expense- amortization of original issue discount (OID)	(8)	(4)	(16)	(54)
Total other loss, net	(284)	(278)	(695)	(1,155)

Income (loss) from operations before income taxes	137	50	(286)	(438)
Income tax provision	(42)	(35)	(102)	(77)
Net income (loss)	$95	$15	$(388)	$(515)
Other comprehensive income (loss):
Foreign currency loss	(41)	(10)	(35)	(18)
Other comprehensive income (loss)	$54	$5	$(423)	$(533)

Basic and diluted net income (loss) per share
Basic	$0.02	$0.00	$(0.06)	$(0.09)
Diluted	$0.02	$0.00	$(0.06)	$(0.09)
Weighted average basic and diluted shares
Basic	6,066,000	5,979,000	6,061,000	5,975,000
Diluted	6,231,000	6,364,000	6,061,000	5,975,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388)	$(515)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,553	1,367
Provision for doubtful accounts	40	-
Share-based compensation	98	81
Gain on settlement of note payable and litigation	-	(1,034)
Loss on debt refinancing	-	1,402
Other	26	54
Changes in operating assets and liabilities:
Restricted cash	-	250
Accounts receivable	96	474
Inventory	(143)	(183)
Prepaid expenses and other assets	(922)	(15)
Accounts payable	572	(264)
Accrued expenses and other long-term obligations	(196)	(10)
Deferred revenue	126	(860)
Net cash provided by operating activities	862	747

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(989)	(290)
Disposals of property and equipment	18	-
Collection/(Issuance) of note receivable	-	9
Net cash used in investing activities	(971)	(281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,500	15,000
Payments on notes payable	(2,875)	(16,436)
Payments on amendment of senior notes payable	(75)	(704)
Debt financing fees	-	(565)
Payments on capital leases	(97)	(67)
Insurance proceeds for settlement of notes payable dispute, net of expenses	-	373
Net proceeds from exercise of stock options	585	21
Net cash provided by (used in) financing activities	38	(2,378)

Effect of foreign exchange rates	(36)	(21)

Net decrease in cash and cash equivalents	(107)	(1,933)
Cash and cash equivalents at beginning of period	320	3,938
Cash and cash equivalents at end of period	$213	$2,005

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$586	$697

Non-cash Investing and Financing Activities:
Note receivable from customer	601	-

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., a Delaware corporation, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and workspace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Dedham, Massachusetts; Traverse City, Michigan and London, United Kingdom.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2015 and December 31, 2014, the results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014.

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

LIQUIDITY

As of June 30, 2015, Asure’s principal sources of liquidity consisted of approximately $213 of cash and cash equivalents and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In July 2015, the FASB decided to defer for one year the effective date of this standard. The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. In addition, the FASB decided to permit entities to early adopt the standard, however no earlier than the original effective date. Companies have the option of using either a full retrospective or a modified approach to adopting the authoritative guidance. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

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

Under the settlement agreement, the parties agreed to dismiss the litigation and we settled the remaining balance due by us of $2,460 on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1,700. Separately, our insurance carrier agreed to pay us $500 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation and other settlement costs incurred in 2014 of $226, we recorded a net gain of $1,034 on the settlement in the first quarter of 2014.  We paid this note in full in the first quarter of 2014. Finally, as part of the original purchase price in the Meeting Maker acquisition, we issued 255,000 shares of our common stock subject to a lockup that expired as to 125,000 shares in June 2013 and 130,000 shares in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

Although Asure has been the defendant or plaintiff in various actions that arose in the normal course of business, as of June 30, 2015, we were not party to any pending legal proceedings.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively:

		Fair Value Measure at June 30, 2015
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$213	$213	$-	$-
Total	$213	$213	$-	$-
Liabilities:
Contingent consideration	262	$-	$-	$262
Total	$262	$-	$-	$262

		Fair Value Measure at December 31, 2014
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$320	$320	$-	$-
Total	$320	$320	$-	$-
Liabilities:
Contingent consideration	327	$-	$-	$327
Total	$327	$-	$-	$327

The following summarizes quantitative information about our Level 3 fair value measurements.

Contingent consideration

In connection with the acquisition of FotoPunch, Inc. (“FotoPunch”) in July 2014, we recorded contingent consideration based upon the expected achievement of certain milestone goals. We will record any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. The balance at June 30, 2015 was $262, adjusted from the original amount of $327 after the valuation was finalized in the first quarter of 2015.

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

 Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value. The fair value is evaluated on a quarterly basis based upon updated projections. There has been no change to the fair value as of June 30, 2015.

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

The $3,000 earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in an earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period. The earnout (“contingent consideration”) was recorded in Accrued Expenses in the accompanying Consolidated Balance Sheet with an estimated fair value of $327 at the date of acquisition. No earnout was payable as of June 30, 2015. The fair value at June 30, 2015 was $262, adjusted from the original amount of $327 after the valuation was finalized in the first quarter of 2015.

The purchase price was allocated based upon fair value, as follows: net assets of ($1); technology of $440; and goodwill of $1,388. The fair value of technology was determined using the income approach.

In August 2014, Asure acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933 in cash and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. We recorded the Note at fair value using a discount rate of 5%, which resulted in an original issue discount of $73, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. The balance of the Note at June 30, 2015 was $710.

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

In February 2014, we reached an agreement to settle all claims and dismiss all pending litigation with the sellers of PeopleCube. Under the settlement agreement, the parties agreed to dismiss the litigation and settle the remaining balance due of $2,460 on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1,700. Separately, our insurance carrier agreed to pay us $500 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation costs incurred in 2014, we recorded a net gain of $1,034 on the settlement in the first quarter of 2014. We paid this note in full in 2014. Finally, as part of the original purchase price in the Meeting Maker acquisition, we issued 255,000 shares of our common stock subject to a lockup that expired as to 125,000 shares in June 2013 and 130,000 shares in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2014	$17,500
Adjustments to goodwill	(60)
Foreign exchange adjustments to goodwill	1
Balance at June 30, 2015	$17,441

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2015 and December 31, 2014 are as follows:

		June 30, 2015
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,015	$(1,995)	$2,020
Customer Relationships	7.2	12,811	(8,172)	4,639
Reseller Relationships	7	853	(457)	396
Trade Names	5	694	(666)	28
Covenant Not-To-Compete	2	229	(216)	13
	7.3	$18,602	$(11,506)	$7,096

		December 31, 2014
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,020	$(1,783)	$2,237
Customer Relationships	7.2	12,811	(7,234)	5,577
Reseller Relationships	7	853	(396)	457
Trade Names	5	694	(662)	32
Covenant Not-To-Compete	2	229	(210)	19
	7.3	$18,607	$(10,285)	$8,322

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended June 30, 2015 and 2014 were $504 and $497, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $106 and $76 for the three months ended June 30, 2015 and 2014, respectively. Amortization expenses for the six months ended June 30, 2015 and 2014 were $1,009 and $994 included in Operating Expenses, and $212 and $152, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2015 (remaining)	$1,065
December 31, 2016	1,759
December 31, 2017	1,738
December 31, 2018	1,390
December 31, 2019	763
Thereafter	381
$7,096

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of June 30, 2015	Balance as of December 31, 2014
Subordinated Notes Payable: Roomtag Acquisition Note	10/31/2016	0.36%	710	694
Term Loan - Wells Fargo	3/31/2019	5.00%	14,062	14,437
Total Notes Payable			$14,772	$15,131
Short-term notes payable			$844	$750
Long-term notes payable			$13,928	$14,381

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2015	$375
December 31, 2016	1,785
December 31, 2017	1,406
December 31, 2018	1,500
December 31, 2019	9,750
Gross Notes Payable	$14,816
Less: Unamortized Original Issue Discount	$44
Total Notes Payable	$14,772

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

The Credit Agreement provides for a term loan in the amount of $15,000. The term loan will mature in March 2019. The outstanding principal amount of the term loan is payable as follows:

·	$188 on June 30, 2014 and the last day of each fiscal quarter thereafter up to March 31, 2016;
·	$281 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·	$375 on June 30, 2017 and the last day of each fiscal quarter thereafter, with a final payment of the remaining balance due on March 31, 2019

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. In July 2014, we borrowed $1,500 under the revolver, which was used to fund a portion of the acquisition cost of all of the issued and outstanding shares of common stock of FotoPunch, Inc. In August 2014, we borrowed $1,000 under the revolver which was used to fund a portion of the acquisition cost of substantially all the assets of Roomtag, LLC. We repaid the balance on the revolver in 2014, leaving a balance of $0 at December 31, 2014. As of June 30, 2015, $0 was outstanding and $708 was available for borrowing under the revolver.

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

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  However, we must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal on an annual basis with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements. As of June 30, 2015, none of these payments were due.

Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ending June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ending June 30, 2014 with the levels stepping down thereafter. The Credit Agreement was amended in August 2014. The Amendment revised the leverage ratio beginning with the quarter ending September 30, 2014 to a leverage ratio of not greater than 3.6 to 1.0 with the levels stepping down thereafter. The Credit Agreement was further amended in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends, and transactions with affiliates.

 As of June 30, 2015, we were in compliance with all covenants and all payments remain current.   We expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as expected to be generated from operations over the subsequent twelve month period.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended June 30, 2015 and 2014 were $61 and $42, respectively, and $98 and $81 for the six months ended June 30, 2015 and 2014, respectively. We issued 230,000 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended June 30, 2015 and no shares of common stock for the three months ended June 30, 2014, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 685,000 options granted and outstanding pursuant to the 2009 Plan as of June 30, 2015.

NOTE 8 – OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2014	$(86)	$(86)
Other comprehensive loss before reclassifications	(35)	(35)
Net current-period other comprehensive loss	(35)	(35)
Ending balance, June 30, 2015	$(121)	$(121)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2015
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(41)	$—	$(41)

Other comprehensive loss	$(41)	$—	$(41)

	Six Months Ended June 30, 2015
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(35)	$—	$(35)

Other comprehensive loss	$(35)	$—	$(35)

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 9 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 115,000 and 685,000 shares for the three and six months ended June 30, 2015, respectively, and 100,000 and 620,000 shares for the three and six months ended June 30, 2014, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$95	$15	$(388)	$(515)

Weighted-average shares of common stock outstanding	6,066,000	5,979,000	6,061,000	5,975,000
Dilutive effect of employee stock options	165,000	385,000	-	-
Weighted average shares for diluted net income (loss) per share	6,231,000	6,364,000	6,061,000	5,975,000
Basic net income (loss) per share	$0.02	$0.00	$(0.06)	$(0.09)
Diluted net income (loss) per share	$0.02	$0.00	$(0.06)	$(0.09)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of and for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Loss:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Revenues	100%	100%	100%	100%
Gross margin	73.8	79.0	73.8	77.6
Selling, general and administrative	50.5	53.4	52.3	52.4
Research and development	10.4	13.1	11.0	12.1
Amortization of intangible assets	7.0	7.6	7.5	7.6
Total operating expenses	67.9	74.0	70.8	72.1
Other loss, net	(4.0)	(4.2)	(5.2)	(8.8)
Net income (loss)	1.3	0.2	(2.9)	(3.9)

 THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED June 30,
Revenue	2015	2014	Increase (Decrease)%
Cloud revenue	$3,417	$3,467	$(50)	(1.4)
Hardware revenue	1,047	373	674	180.7
Maintenance and support revenue	1,541	1,608	(67)	(4.2)
On premise software license revenue	321	249	72	28.9
Professional services revenue	833	851	(18)	(2.1)
Total revenue	$7,159	$6,548	$611	9.3

	FOR THE SIX MONTHS ENDED June 30,
Revenue	2015	2014	Increase (Decrease)%
Cloud revenue	$6,788	$6,772	$16	0.2
Hardware revenue	1,632	1,000	632	63.2
Maintenance and support revenue	3,107	3,238	(131)	(4.0)
On premise software license revenue	487	463	24	5.2
Professional services revenue	1,477	1,602	(125)	(7.8)
Total revenue	$13,491	$13,075	$416	3.2

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

Revenue for the three months ended June 30, 2015 was $7,159, an increase of $611 or 9.3%, from the $6,548 reported for the three months ended June 30, 2014.  This increase was primarily due to an increase in hardware revenue, offset by a smaller decrease in maintenance and support revenue. AsureSpace™ revenue for the three months ended June 30, 2015 was $4,247, an increase of $495 or 13.2%, from the $3,752 recorded for the three months ended June 30, 2014.The majority of the increase was in hardware and cloud revenue, offset by decreases in maintenance and support, on premise software license and professional services revenue. The largest increase was in hardware revenue which increased $598, or 456%, which increased due to a backlog in the first quarter of 2015 which resulted in revenue in the second quarter as well as strong hardware sales to large enterprise organizations. The largest decrease was in on premise software license revenue which decreased $120, or 79.2%, as we continue to emphasize the sale of integrated cloud based solutions. AsureForce® revenue for the three months ended June 30, 2015 was $2,912, an increase of $116 or 4.1%, from the $2,796 recorded for the three months ended June 30, 2014. This increase was primarily in on premise software license revenue and hardware revenue, offset by a decrease in cloud revenue.

Revenues for the six months ended June 30, 2015 were $13,491, an increase of $416 or 3.2%, from the $13,075 reported for the six months ended June 30, 2014.  This increase was primarily due to an increase in hardware revenue, offset by decreases in maintenance and support revenue and professional services revenue. AsureSpace™ revenue for the six months ended June 30, 2015 was $8,030, an increase of $397 or 5.2%, from the $7,633 recorded for the six months ended June 30, 2014. This increase was primarily due to an increase in cloud revenue and hardware revenue, offset by decreases in maintenance and support, on premise software license and professional services revenue. AsureForce® revenue for the six months ended June 30, 2015 was $5,461, an increase of $19 or 0.3%, from the $5,442 recorded for the six months ended June 30, 2014. On premise software license and hardware revenue increased, offset by a decrease in cloud revenue.

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

Gross Margin

Consolidated gross margin for the three months ended June 30, 2015 was $5,280, an increase of $105, or 2.0%, from the $5,175 reported for the three months ended June 30, 2014.  Gross margin as a percentage of revenues was 73.8% and 79.0% for the three months ended June 30, 2015 and 2014, respectively. Consolidated gross margin for the six months ended June 30, 2015 was $9,960, a decrease of $184, or 1.8%, from the $10,144 reported for the six months ended June 30, 2014.  Gross margins as a percentage of revenues were 73.8% and 77.6% for the six months ended June 30, 2015 and 2014, respectively. The decrease in gross margin percentage is primarily due to a shift in the mix of our revenue between our higher margin and lower margin product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2015 were $3,612, an increase of $117 or 3.3%, from the $3,495 reported for the three months ended June 30, 2014.  SG&A expenses as a percentage of revenues were 50.5% and 53.4% for the three months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2015 were $7,061, an increase of $204 or 3.0%, from the $6,857 reported for the six months ended June 30, 2014. SG&A expenses as a percentage of revenues were 52.3% and 52.4% for the six months ended June 30, 2015 and 2014, respectively.

We continue to evaluate any unnecessary SG&A expenses and plan to further reduce expenses as appropriate.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2015 were $743, a decrease of $112, or 13.1%, from the $855 reported for the three months ended June 30, 2014. R&D expenses as a percentage of revenues were 10.4% and 13.1% for the three months ended June 30, 2015 and 2014, respectively.

Research and development (“R&D”) expenses for the six months ended June 30, 2015 were $1,481, a decrease of $95, or 6.0%, from the $1,576 reported for the six months ended June 30, 2014. R&D expenses as a percentage of revenues were 11.0% and 12.1% for the six months ended June 30, 2015 and 2014, respectively.

The decrease in both quarter and year to date R&D expenses is due to higher expenses incurred in 2014 from increased headcount and the related placement fees, as well as severance expense for another employee recorded in the second quarter of 2014. The placement fees and severance expenses incurred in 2014 resulted in a decrease as compared to 2015 R&D expenses quarter and year to date in 2015.

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

Amortization of Intangible Assets

Amortization expenses for the three months ended June 30, 2015 were $504, a slight increase of $7, or 1.4%, from the $497 reported for the three months ended June 30, 2014. Amortization expenses as a percentage of revenues were 7.0% and 7.6% for the three months ended June 30, 2015 and 2014, respectively. Amortization expenses for the six months ended June 30, 2015 were $1,009, an increase of $15 or 1.5% compared to $994, reported for the six months ended June 30, 2014. Amortization expenses as a percentage of revenues were 7.5% and 7.6% for the six months ended June 30, 2015 and 2014, respectively.

Other Income and Loss

Other loss for the three months ended June 30, 2015 was $284, an increase of $6, or 2.2%, from the $278 reported for the three months ended June 30, 2014. Other loss as a percentage of revenues was 4.0% and 4.2% for the three months ended June 30, 2015 and 2014, respectively.  Other loss for the three months ended June 30, 2015 is composed primarily of interest expense on notes payable of $280. Other loss for the three months ended June 30, 2014 is composed primarily of interest expense on notes payable of $264.

Other loss for the six months ended June 30, 2015 was $695, a decrease of $460, or 39.8%, from the $1,155 reported for the six months ended June 30, 2014. Other expense as a percentage of revenues was 5.2% and 8.8% for the six months ended June 30, 2015 and 2014, respectively. Other loss for the six months ended June 30, 2015 is composed primarily of interest expense on notes payable of $560 and a loss on lease termination of $110. Other loss for the six months ended June 30, 2014 is composed primarily of a loss on debt refinancing of $1,402, offset by a gain on the settlement of the PeopleCube litigation of $1,034. Interest expense on notes payable was $721 and amortization of OID on notes payable was $54 for the six months ended June 30, 2014.

Income Taxes

Income tax expense for the three months ended June 30, 2015 was $42, an increase of $7, or 20.0%, from the $35 reported for the three months ended June 30, 2014.

Income tax expense for the six months ended June 30, 2015 was $102, an increase of $25, or 32.5%, from the $77 reported for the six months ended June 30, 2014, respectively.

Net Loss

We generated a net income of $95, or $0.02 per share, during the three months ended June 30, 2015, compared to net income of $15 or $0.00 per share reported for the three months ended June 30, 2014.  Net income as a percentage of total revenues was 1.3% for the three months ended June 30, 2015 compared to net income of 0.2% of total revenues for the three months ended June 30, 2014.

We incurred a net loss of $388, or $(0.06) per share, during the six months ended June 30, 2015, compared to a net loss of $515 or $(0.09) per share reported for the six months ended June 30, 2014.  Net loss as a percentage of total revenues was 2.9% for the six months ended June 30, 2015 compared to net loss of 3.9% of total revenues for the six months ended June 30, 2014.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	June 30,	December 31,
	2015	2014

Working capital deficit	$(7,404)	$(7,314)
Cash, cash equivalents and short-term investments	213	320

	For the Six Months Ended
	June 30,
	2015	2014

Cash provided by operating activities	$862	$747
Cash used in investing activities	(971)	(281)
Cash provided by (used in) financing activities	38	(2,378)

Working Capital.  We had a working capital deficit of $7,404 at June 30, 2015, an increase in our deficit of $90, or 1.2%, from the $7,314 deficit at December 31, 2014. The working capital deficit at June 30, 2015 and December 31, 2014 includes $10,409 and $10,641 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital deficit to an increase in accounts payable of $591, together with a decrease in accounts receivable of $136, offset by an increase in inventory of $143, an increase in prepaid expenses and other current assets of $213, decrease in accrued compensation and benefits of $111, a decrease in other accrued liabilities of $139, and a decrease in deferred revenue of $232.

Operating Activities.  Cash provided by operating activities was $862 for the six months ended June 30, 2015. The $862 of cash provided by operating activities during the first six months of 2015 was primarily driven by net income (after adjustment for non-cash items) of $1,329, an increase in accounts payable of $572 and deferred revenue of $126, as well as a decrease in accounts receivable of $96. This was offset by an increase in inventory of $143, an increase in prepaid expenses and other assets of $922, and a decrease in accrued expenses of $196. The $747 of cash provided by operating activities during the first six months of 2014 was primarily driven by net income (after adjustment for non-cash items) of $1,355, a decrease in accounts receivable of $474 and the release of restricted cash of $250, offset by a decrease in deferred revenue of $860, a decrease in accounts payable of $264, and an increase in inventory of $183.

Investing Activities.  Cash used in investing activities was $971 and $281 for the six months ended June 30, 2015 and June 30, 2014, respectively, due primarily to net purchases of property and equipment.

Financing Activities.  Cash provided by financing activities was $38 for the six months ended June 30, 2015. We incurred $2,500 of debt and collected $585 of proceeds from issuance of common stock. This was offset by note payments of $2,875, payments on capital leases of $97, and debt financing fees of $75. Cash used in financing for the six months ended June 30, 2014 was $2,378. We incurred $15,000 of debt, as well as received cash of $373 from insurance proceeds for settlement of notes payable, net of expenses. This is offset by note payments of $16,436 and debt financing fees of $565.

Sources of Liquidity.  As of June 30, 2015, Asure’s principal sources of liquidity consisted of approximately $213 of cash and cash equivalents and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 12, 2015	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 12, 2015	By:	/s/ BRAD WOLFE
Brad Wolfe
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith