Form 10-Q
period 2015-09-30
ASURE SOFTWARE INC
filed 2015-11-16
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, the registrant had outstanding 6,289,646 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
 (Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$122	$320
Accounts receivable, net of allowance for doubtful accounts of $128 and $120 at September 30, 2015 and December 31, 2014, respectively	4,248	5,295
Inventory	700	170
Prepaid expenses and other current assets	1,556	1,303
Total current assets	6,626	7,088
Property and equipment, net	2,326	1,539
Goodwill	17,438	17,500
Intangible assets, net	6,485	8,322
Other assets	766	19
Total assets	$33,641	$34,468
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$938	$750
Accounts payable	2,092	1,533
Accrued compensation and benefits	460	350
Other accrued liabilities	1,318	1,128
Deferred revenue	10,125	10,641
Total current liabilities	14,933	14,402
Long-term liabilities:
Deferred revenue	769	475
Notes payable	12,938	14,381
Other liabilities	579	739
Total long-term liabilities	14,286	15,595
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,674 and 6,434 shares issued, 6,290 and 6,050 shares outstanding at September 30, 2015 and December 31, 2014, respectively	67	64
Treasury stock at cost, 384 shares at September 30, 2015 and December 31, 2014	(5,017)	(5,017)
Additional paid-in capital	279,574	278,656
Accumulated deficit	(270,108)	(269,146)
Accumulated other comprehensive loss	(94)	(86)
Total stockholders’ equity	4,422	4,471
Total liabilities and stockholders’ equity	$33,641	$34,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2015	2014	2015	2014
Revenues	$6,654	$7,030	$20,145	$20,105
Cost of sales	1,750	1,595	5,281	4,526
Gross margin	4,904	5,435	14,864	15,579

Operating expenses
Selling, general and administrative	3,866	3,553	10,926	10,410
Research and development	786	868	2,267	2,444
Amortization of intangible assets	505	494	1,514	1,488
Total operating expenses	5,157	4,915	14,707	14,342

Income (loss) from operations	(253)	520	157	1,237

Other income (loss)
Loss on lease termination	-	-	(110)	-
Gain on settlement of note payable and litigation	-	-	-	1,034
Loss on debt refinancing	(4)	-	(4)	(1,402)
Foreign currency translation gain (loss)	(5)	2	(13)	(10)
Interest expense and other	(266)	(288)	(828)	(1,009)
Interest expense- amortization of original issue discount (OID)	(3)	(10)	(19)	(64)
Total other loss, net	(278)	(296)	(974)	(1,451)

Income (loss) from operations before income taxes	(531)	224	(817)	(214)
Income tax provision	(43)	(63)	(145)	(140)
Net income (loss)	$(574)	$161	$(962)	$(354)
Other comprehensive income (loss):
Foreign currency gain (loss)	27	14	(8)	(4)
Other comprehensive income (loss)	$(547)	$175	$(970)	$(358)

Basic and diluted net income (loss) per share
Basic	$(0.09)	$0.03	$(0.16)	$(0.06)
Diluted	$(0.09)	$0.03	$(0.16)	$(0.06)
Weighted average basic and diluted shares
Basic	6,290,000	6,008,000	6,138,000	5,986,000
Diluted	6,290,000	6,284,000	6,138,000	5,986,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(962)	$(354)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	2,324	2,060
Provision for doubtful accounts	70	20
Share-based compensation	335	131
Gain on settlement of note payable and litigation	-	(1,034)
Loss on debt refinancing	4	1,402
Other	28	64
Changes in operating assets and liabilities:
Restricted cash	-	400
Accounts receivable	977	182
Inventory	(530)	(241)
Prepaid expenses and other assets	(927)	(122)
Accounts payable	542	28
Accrued expenses and other long-term obligations	354	150
Deferred revenue	(222)	(1,015)
Net cash provided by operating activities	1,993	1,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	-	(3,111)
Purchases of property and equipment	(1,290)	(385)
Disposals of property and equipment	18	38
Collection/(Issuance) of note receivable	-	9
Net cash used in investing activities	(1,272)	(3,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,250	18,179
Payments on notes payable	(5,527)	(17,723)
Payments on amendment of senior notes payable	(75)	(704)
Debt financing fees	-	(565)
Payments on capital leases	(147)	(104)
Insurance proceeds for settlement of notes payable dispute, net of expenses	-	373
Net proceeds from exercise of stock options	585	24
Net cash used in financing activities	(914)	(520)

Effect of foreign exchange rates	(5)	(3)

Net decrease in cash and cash equivalents	(198)	(2,301)
Cash and cash equivalents at beginning of period	320	3,938
Cash and cash equivalents at end of period	$122	$1,637

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$597	$937

Non-cash Investing and Financing Activities:
Note receivable from customer	601	-
Accrued contingent consideration upon acquisition	-	327
Conversion of subordinated convertible notes payable to equity	-	249
Accrued purchases of property and equipment	17	-

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2015 and December 31, 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014.

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

LIQUIDITY

As of September 30, 2015, Asure’s principal sources of liquidity consisted of approximately $122 of cash and cash equivalents and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  We are currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of adopting this standards update on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which the adjustment amounts are determined. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. We early adopted this ASU. The adoption did not have a material impact on our results of operations or financial position.

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

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2015, we were not party to any pending legal proceedings.

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively:

		Fair Value Measure at September 30, 2015
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$122	$122	$-	$-
Total	$122	$122	$-	$-
Liabilities:
Contingent consideration	262	$-	$-	$262
Total	$262	$-	$-	$262

		Fair Value Measure at December 31, 2014
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$320	$320	$-	$-
Total	$320	$320	$-	$-
Liabilities:
Contingent consideration	327	$-	$-	$327
Total	$327	$-	$-	$327

The following summarizes quantitative information about our Level 3 fair value measurements.

Contingent consideration

In connection with the acquisition of FotoPunch, Inc. (“FotoPunch”) in July 2014, we recorded contingent consideration based upon the expected achievement of certain milestone goals. We will record any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss. The balance at September 30, 2015 was $262, adjusted from the original amount of $327 after the valuation was finalized in the first quarter of 2015.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability of achieving each outcome. Management estimates probabilities and then applies them to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios.

 Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value. Management evaluates the fair value on a quarterly basis based upon updated projections. There has been no change to the fair value as of September 30, 2015.

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

The $3,000 earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in an earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period. The earnout (“contingent consideration”) was recorded in Accrued Expenses in the accompanying Consolidated Balance Sheet with an estimated fair value of $327 at the date of acquisition. No earnout consideration was payable as of June 30, 2015. The fair value at September 30, 2015 was $262, adjusted from the original amount of $327 after the valuation was finalized in the first quarter of 2015.

The purchase price was allocated based upon fair value, as follows: net assets of ($1); technology of $440; and goodwill of $1,388. The fair value of technology was determined using the income approach.

In August 2014, Asure acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933 in cash and (ii) an unsecured subordinated promissory note (“Note”) for $754. We funded the $933 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. We recorded the Note at fair value using a discount rate of 5%, which resulted in an original issue discount of $73, which will accrete up the note to its aggregate principal amount over the course of the life of the loan using the effective interest method. In August 2015, we paid $722 in full payment of this Note, after applying a 5% discount.

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

The purchase price was composed of $9,800 in cash, subject to a post-closing working capital adjustment, (ii) 255,000 shares of our common stock, par value $0.01 per share, representing just under five percent of Asure’s outstanding shares and valued at $2.94 per share and (iii) an additional $3,000 note from us due on October 31, 2014, subject to offset of any amounts owed by the seller under the indemnification provisions of the stock purchase agreement. We adjusted the note to a fair value of $2,404 at the date of purchase based on our incremental borrowing rate. We recorded the note at fair value using a discount rate of 10%, which resulted in an original issue discount of $622, which was accreted up to its aggregate principal amount over the course of the life of the loan using the effective interest method. Details regarding the financing of the acquisition are described in Note 6 – Notes Payable. Transaction costs for this acquisition were $905 and we expensed them as incurred.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In December 2012, we demanded a purchase price adjustment from PeopleCube Holding B.V. and Meeting Maker Holding B.V., the sellers of the capital stock of Meeting Maker – United States, Inc. (dba PeopleCube) that we purchased in July 2012, based on matters we discovered after closing.  In the third quarter of 2013, we reached an agreement to settle our post-closing working capital adjustment dispute. The parties agreed to a post-closing working capital adjustment due to us of $496, with accrued interest of $44, totaling $540, and a reduction of the original $3,000 deferred purchase payment by such amount. This also had the effect of reducing our long-term debt by a like amount and $496 was deducted from our goodwill balance. The remaining deferred purchase price balance under the Subordinated Notes Payable: PeopleCube Acquisition Note then became $2,460.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2014	$17,500
Adjustments to goodwill	(60)
Foreign exchange adjustments to goodwill	(2)
Balance at September 30, 2015	$17,438

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2015 and December 31, 2014 are as follows:

		September 30, 2015
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,015	$(2,102)	$1,913
Customer Relationships	7.2	12,811	(8,642)	4,169
Reseller Relationships	7	853	(487)	366
Trade Names	5	694	(667)	27
Covenant Not-To-Compete	2	229	(219)	10
	7.3	$18,602	$(12,117)	$6,485

		December 31, 2014
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,020	$(1,783)	$2,237
Customer Relationships	7.2	12,811	(7,234)	5,577
Reseller Relationships	7	853	(396)	457
Trade Names	5	694	(662)	32
Covenant Not-To-Compete	2	229	(210)	19
	7.3	$18,607	$(10,285)	$8,322

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended September 30, 2015 and 2014 were $505 and $494, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $106 and $84 for the three months ended September 30, 2015 and 2014, respectively. Amortization expenses for the nine months ended September 30, 2015 and 2014 were $1,514 and $1,488 included in Operating Expenses, and $318 and $236, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets:

Twelve Months Ended
December 31, 2015 (remaining)	$454
December 31, 2016	1,759
December 31, 2017	1,738
December 31, 2018	1,390
December 31, 2019	763
Thereafter	381
$6,485

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of September 30, 2015	Balance as of December 31, 2014
Subordinated Notes Payable: Roomtag Acquisition Note	10/31/2016	0.36%	-	694
Term Loan - Wells Fargo	3/31/2019	5.00%	13,876	14,437
Total Notes Payable			$13,876	$15,131
Short-term notes payable			$938	$750
Long-term notes payable			$12,938	$14,381

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2015	$188
December 31, 2016	1,032
December 31, 2017	1,406
December 31, 2018	1,500
December 31, 2019	9,750
Gross Notes Payable	$13,876

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

In August 2015, we paid $722 to retire this Note in full, after applying a 5% discount.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. In July 2014, we borrowed $1,500 under the revolver, which was used to fund a portion of the acquisition cost of all of the issued and outstanding shares of common stock of FotoPunch, Inc. In August 2014, we borrowed $1,000 under the revolver which was used to fund a portion of the acquisition cost of substantially all the assets of Roomtag, LLC. We repaid the balance on the revolver in 2014, leaving a balance of $0 at December 31, 2014. As of September 30, 2015, $0 was outstanding and $0 was available for borrowing under the revolver.

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the LIBOR rate plus the applicable margin, which was has remained constant at 5% since the inception of the loan. Interest is payable quarterly and the margin varies based upon our leverage ratio. See table below of applicable margin rates as of September 30, 2015.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1.0	2.50%	3.50%
< 2.25:1.0	2.00%	3.00%

As discussed below, the Credit Agreement was amended in November 2015. See table below of applicable margin rates as of November 11, 2015.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 3.25:1.0	3.50%	4.50%
< 3.25:1.0 but > 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1.0	2.50%	3.50%
< 2.25:1.0	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  However, we must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal on an annual basis with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements. As of September 30, 2015, none of these payments were due.

Under the Credit Agreement, we were required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ending June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ending June 30, 2014 with the levels stepping down thereafter. We amended the Credit Agreement in August 2014, March 2015 and November 2015. The August 2014 amendment revised the leverage ratio beginning with the quarter ending September 30, 2014 to a leverage ratio of not greater than 3.6 to 1.0 with the levels stepping down thereafter. The March 2015 amendment authorized us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and revised the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter.  The November 2015 amendment increased the applicable margin relative to the LIBOR rate upon which we compute the interest payable.  We agreed that if our leverage ratio is (a) less than or equal to 2.25:1, (b) greater than 2.25:1 but less than or equal to 2.75:1, (c) greater than 2.75:1 but less than or equal to 3.25:1 or (d) greater than 3.25:1, the applicable margin relative to the LIBOR rate would be 3.00, 3.50, 4.00 or 4.50 percentage points, respectively. We further agreed that until the leverage ratio testing period ending September 30, 2016, we will pay interest based on the 4.50 percentage point margin level.

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

As of September 30, 2015, we were current on our payments under the Credit Agreement, but were not in compliance with our leverage ratio and fixed charge coverage ratio covenants.  As a result of entering into the November 2015 amendment, the lenders waived this non-compliance. With this, we expect to be in compliance during the next twelve months with our debt covenants and with our payment obligations, in the latter case using our available cash on hand or as expected to be generated from operations.

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

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended September 30, 2015 and 2014 were $237 and $50, respectively, and $335 and $131 for the nine months ended September 30, 2015 and 2014, respectively. We issued 0 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended September 30, 2015 and 1,500 shares of common stock for the three months ended September 30, 2014, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 684,000 options granted and outstanding pursuant to the 2009 Plan as of September 30, 2015.

NOTE 8 – OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2014	$(86)	$(86)
Other comprehensive loss before reclassifications	(8)	(8)
Net current-period other comprehensive loss	(8)	(8)
Ending balance, September 30, 2015	$(94)	$(94)

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2015
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$27	$—	$27

Other comprehensive loss	$27	$—	$27

	Nine Months Ended September 30, 2015
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(8)	$—	$(8)

Other comprehensive loss	$(8)	$—	$(8)

NOTE 9 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 114,000 and 684,000 shares for the three and nine months ended September 30, 2015, respectively, and 209,000 and 728,000 shares for the three and nine months ended September 30, 2014, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(574)	$161	$(962)	$(354)

Weighted-average shares of common stock outstanding	6,290,000	6,008,000	6,138,000	5,986,000
Dilutive effect of employee stock options	-	276,000	-	-
Weighted average shares for diluted net income (loss) per share	6,290,000	6,284,000	6,138,000	5,986,000
Basic net income (loss) per share	$(0.09)	$0.03	$(0.16)	$(0.06)
Diluted net income (loss) per share	$(0.09)	$0.03	$(0.16)	$(0.06)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of Asure’s financial position as of and for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to —  adverse changes in the economy, financial markets, and credit markets; delays or reductions in information technology spending;  the development of the market for cloud based workplace applications; product development; market acceptance of new products and product improvements; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to hire, retain and motivate employees;  our ability to manage our growth; our ability to realize benefits from acquisitions;  changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in laws and regulations; and changes in accounting standards. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Loss:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Revenues	100%	100%	100%	100%
Gross margin	73.7	77.3	73.8	77.5
Selling, general and administrative	58.1	50.5	54.2	51.8
Research and development	11.8	12.3	11.3	12.2
Amortization of intangible assets	7.6	7.0	7.5	7.4
Total operating expenses	77.5	69.9	73.0	71.3
Other loss, net	(4.2)	(4.2)	(4.8)	(7.2)
Net income (loss)	(8.6)	2.3	(4.8)	(1.8)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED September 30,
Revenue	2015	2014	Increase (Decrease)%
Cloud revenue	$3,413	$3,442	$(29)	(0.8)
Hardware revenue	835	741	94	12.7
Maintenance and support revenue	1,434	1,616	(182)	(11.3)
On premise software license revenue	241	249	(8)	(3.2)
Professional services revenue	731	982	(251)	(25.6)
Total revenue	$6,654	$7,030	$(376)	(5.3)

	FOR THE NINE MONTHS ENDED September 30,
Revenue	2015	2014	Increase (Decrease)%
Cloud revenue	$10,201	$10,214	$(13)	(0.1)
Hardware revenue	2,467	1,741	726	41.7
Maintenance and support revenue	4,541	4,854	(313)	(6.4)
On premise software license revenue	728	712	16	2.2
Professional services revenue	2,208	2,584	(376)	(14.6)
Total revenue	$20,145	$20,105	$40	0.2

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

Revenue for the three months ended September 30, 2015 was $6,654, a decrease of $376 or 5.3%, from the $7,030 reported for the three months ended September 30, 2014.  This decrease was primarily due to a decrease in professional services revenue and maintenance and support revenue, offset by a smaller increase in hardware revenue. AsureSpace™ revenue for the three months ended September 30, 2015 was $4,083, a decrease of $317 or 7.2%, from the $4,400 recorded for the three months ended September 30, 2014. The majority of the decrease was in professional services and maintenance and support revenues. Professional services revenue decreased $181 or 20.6% and maintenance and support revenue decreased $124 or 11.6% as compared to the three months ended September 30, 2014. These were offset by an increase in cloud revenue of $96 or 5.5%. We continue to emphasize the sale of integrated cloud based solutions. AsureForce® revenue for the three months ended September 30, 2015 was $2,571, a decrease of $59 or 2.2%, from the $2,630 recorded for the three months ended September 30, 2014. This decrease was primarily in cloud revenue with a decrease of $123 or 7.3% as compared to the three months ended September 30, 2014. Hardware revenue increased $148 or 69.0% as we increased our focus on hardware sales along with software sales.

Revenue for the nine months ended September 30, 2015 was $20,145, an increase of $40 or 0.2%, from the $20,105 reported for the nine months ended September 30, 2014.  This increase was primarily due to an increase in hardware revenue, offset by decreases in maintenance and support revenue and professional services revenue. AsureSpace™ revenue for the nine months ended September 30, 2015 was $12,114, an increase of $81 or 0.7%, from the $12,033 recorded for the nine months ended September 30, 2014. This increase was primarily due to an increase in cloud revenue and hardware revenue, offset by decreases in maintenance and support, on premise software license and professional services revenue. AsureForce® revenue for the nine months ended September 30, 2015 was $8,032, a decrease of $40 or 0.5%, from the $8,072 recorded for the nine months ended September 30, 2014. On premise software license and hardware revenue increased by $235 or 91.5% and $272 or 36.4%, respectively, offset by a decrease in cloud revenue of $396 or 7.8%, as compared to the nine months ended September 30, 2014.

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

Gross Margin

Consolidated gross margin for the three months ended September 30, 2015 was $4,904, a decrease of $531, or 9.8%, from the $5,435 reported for the three months ended September 30, 2014.  Gross margin as a percentage of revenues was 73.7% and 77.3% for the three months ended September 30, 2015 and 2014, respectively. Consolidated gross margin for the nine months ended September 30, 2015 was $14,864, a decrease of $715, or 4.6%, from the $15,579 reported for the nine months ended September 30, 2014.  Gross margins as a percentage of revenues were 73.8% and 77.5% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in gross margin percentage is primarily due to a shift in the mix of our revenue between our higher margin and lower margin product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2015 were $3,866, an increase of $313 or 8.8%, from the $3,553 reported for the three months ended September 30, 2014.  SG&A expenses as a percentage of revenues were 58.1% and 50.5% for the three months ended September 30, 2015 and 2014, respectively.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2015 were $10,926, an increase of $516 or 5.0%, from the $10,410 reported for the nine months ended September 30, 2014. SG&A expenses as a percentage of revenues were 54.2% and 51.8% for the nine months ended September 30, 2015 and 2014, respectively.

We’ve reorganized our sales team in 2015 to increase our focus on larger deals in the enterprise and global markets, resulting in higher headcount and increased selling expenses, We continue to evaluate any unnecessary expenses and any increases in SG&A are designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2015 were $786, a decrease of $82, or 9.4%, from the $868 reported for the three months ended September 30, 2014. R&D expenses as a percentage of revenues were 11.8% and 12.3% for the three months ended September 30, 2015 and 2014, respectively.

Research and development (“R&D”) expenses for the nine months ended September 30, 2015 were $2,267, a decrease of $177, or 7.2%, from the $2,444 reported for the nine months ended September 30, 2014. R&D expenses as a percentage of revenues were 11.3% and 12.2% for the nine months ended September 30, 2015 and 2014, respectively.

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

Amortization of Intangible Assets

Amortization expenses for the three months ended September 30, 2015 were $505, a slight increase of $11, or 2.2%, from the $494 reported for the three months ended September 30, 2014. Amortization expenses as a percentage of revenues were 7.6% and 7.0% for the three months ended September 30, 2015 and 2014, respectively. Amortization expenses for the nine months ended September 30, 2015 were $1,514, an increase of $26 or 1.7% compared to $1,488, reported for the nine months ended September 30, 2014. Amortization expenses as a percentage of revenues were 7.5% and 7.4% for the nine months ended September 30, 2015 and 2014, respectively.

Other Income and Loss

Other loss for the three months ended September 30, 2015 was $278, a decrease of $18, or 6.1%, from the $296 reported for the three months ended September 30, 2014. Other loss as a percentage of revenues was 4.2% and 4.2% for the three months ended September 30, 2015 and 2014, respectively.  Other loss for the three months ended September 30, 2015 is composed primarily of interest expense on notes payable of $277. Other loss for the three months ended September 30, 2014 is composed primarily of interest expense on notes payable of $288.

Other loss for the nine months ended September 30, 2015 was $974, a decrease of $477, or 32.9%, from the $1,451 reported for the nine months ended September 30, 2014. Other expense as a percentage of revenues was 4.8% and 7.2% for the nine months ended September 30, 2015 and 2014, respectively. Other loss for the nine months ended September 30, 2015 is composed primarily of interest expense on notes payable of $839 and a loss on lease termination of $110. Other loss for the nine months ended September 30, 2014 is composed primarily of a loss on debt refinancing of $1,402, offset by a gain on the settlement of the PeopleCube litigation of $1,034. Interest expense on notes payable was $1,009 and amortization of OID on notes payable was $64 for the nine months ended September 30, 2014.

Income Taxes

Income tax expense for the three months ended September 30, 2015 was $43, a decrease of $20, or 31.7%, from the $63 reported for the three months ended September 30, 2014.

Income tax expense for the nine months ended September 30, 2015 was $145, an increase of $5, or 3.6%, from the $140 reported for the nine months ended September 30, 2014, respectively.

Net Income (Loss)

We incurred a net loss of $574, or $0.09 per share, during the three months ended September 30, 2015, compared to net income of $161 or $0.03 per share reported for the three months ended September 30, 2014.  Net loss as a percentage of total revenues was 8.6% for the three months ended September 30, 2015 compared to net income of 2.3% of total revenues for the three months ended September 30, 2014.

We incurred a net loss of $962, or $(0.16) per share, during the nine months ended September 30, 2015, compared to a net loss of $354 or $(0.06) per share reported for the nine months ended September 30, 2014.  Net loss as a percentage of total revenues was 4.8% for the nine months ended September 30, 2015 compared to net loss of 1.8% of total revenues for the nine months ended September 30, 2014.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	September 30,	December 31,
	2015	2014

Working capital deficit	$(8,307)	$(7,314)
Cash, cash equivalents and short-term investments	122	320

	For the Nine Months Ended
	September 30,
	2015	2014

Cash provided by operating activities	$1,993	$1,671
Cash used in investing activities	(1,272)	(3,449)
Cash used in financing activities	(914)	(520)

Working Capital.  We had a working capital deficit of $8,307 at September 30, 2015, an increase in our deficit of $993, or 13.6%, from the $7,314 deficit at December 31, 2014. The working capital deficit at September 30, 2015 and December 31, 2014 includes $10,125 and $10,641 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to reportable future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital deficit to an increase in accounts payable of $559, an increase in accrued compensation and benefits of $110, an increase in other accrued liabilities of $190 together with a decrease in accounts receivable of $1,047, offset by an increase in inventory of $530, and a decrease in deferred revenue of $516.

Operating Activities.  Cash provided by operating activities was $1,993 for the nine months ended September 30, 2015. The $1,993 of cash provided by operating activities during the first nine months of 2015 was primarily driven by net income (after adjustment for non-cash items) of $1,799, a decrease in accounts receivable of $977, and an increase in accounts payable of $542 and accrued expenses of $354. This was offset by an increase in inventory of $530, an increase in prepaid expenses and other assets of $927, and a decrease in deferred revenue of $222. The $1,671 of cash provided by operating activities during the first nine months of 2014 was primarily driven by the net income (after adjustment for non-cash items) of $2,289, a decrease in accounts receivable of $182, an increase in accrued expenses and other long-term obligations of $150 and the release of restricted cash of $400, offset by a decrease in deferred revenue of $1,015, and an increase in inventory and prepaid expense and other assets of $241 and $122, respectively.

Investing Activities.  Cash used in investing activities was $1,272 for the nine months ended September 30, 2015 due primarily to net purchases of property and equipment. Cash used in investing activities was $3,449 for the nine months ended September 30, 2014 due primarily to the acquisitions of FotoPunch and Roomtag in the third quarter of 2014.

Financing Activities.  Cash provided by financing activities was $914 for the nine months ended September 30, 2015. We incurred $4,250 of debt and collected $585 of net proceeds from exercise of stock options. This was offset by note payments of $5,527, payments on capital leases of $147, and debt financing fees of $75. Cash used in financing activities was $520 for the nine months ended September 30, 2014. We incurred $18,179 of debt, as well as received cash of $373 from insurance proceeds for settlement of notes payable, net of expenses. This was offset by note payments of $17,723, payments on amendment of senior notes payable of $704, and debt financing fees of $565.

Sources of Liquidity.  As of September 30, 2015, Asure’s principal sources of liquidity consisted of approximately $122 of cash and cash equivalents and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Fourth Amendment to Credit Agreement effective as of November 11, 2015 by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties Hereto as the Lenders, and Asure Software, Inc., as Borrower.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 16, 2015	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 16, 2015	By:	/s/ BRAD WOLFE
Brad Wolfe
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1*
Fourth Amendment to Credit Agreement effective as of November 11, 2015 by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties Hereto as the Lenders, and Asure Software, Inc., as Borrower.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith