Form 10-K
period 2015-12-31
ASURE SOFTWARE INC
filed 2016-03-30
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2015

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

Large accelerated filer  ☐               Accelerated filer  ☐               Non-accelerated filer  ☐               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the 6,289,196 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was approximately $38,175,420. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 28, 2016, there were 6,291,596 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

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

Asure serves approximately 6,000 clients in 80 countries, ranging from global Fortune 500 clients to small and mid-sized businesses. Some of our clients include Aetna, Apple Inc., Baker & McKenzie, Deutsche Bank, KPMG UK, La Trobe University, Merck and Co., Inc., Mondelez, Pfizer, Inc., Pearson, PSSI, Salesforce.com, Inc., State Street and Thomson Reuters. Our mission guides the work we do each day; it is “To deliver innovative technology with the passion to empower every client’s workplace and the commitment to make their workdays easier.”

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

More than ever, companies are trying to get a handle on how to track, understand and optimize their real estate and time and labor costs in a world that is becoming increasingly mobile and global. With tele-commuting, hoteling (i.e., sharing of cubical space), and alternative working on the rise, executives have an opportunity to reinvent their workspaces to better meet the needs of their workforces and save millions in real estate costs. Similarly, mobile time tracking with geospatial and facial recognition technologies allows executives to better understand where and when their employees are working, and provides great insights into optimizing labor schedules and labor costs. Mobile time and tablet-based time tracking solutions also help combat “buddy punching”- when a dishonest worker covers for an absent co-worker by punching the company time clock for the absent worker- which can cost companies millions of dollars per year.

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

RECENT DEVELOPMENTS

Term Loan - Wells Fargo

In March 2014, we entered into a credit agreement with Wells Fargo Bank, National Association (“N.A.”), as administrative agent, and the lenders that are party thereto (“Credit Agreement”). The Credit Agreement originally provided for a term loan in the amount of $15.0 million. The term loan will mature in March 2019. We amended the Credit Agreement in August 2014 to revise the leverage ratio beginning with the quarter ending September 30, 2014 to a leverage ratio of not greater than 3.6 to 1.0 with the levels stepping down thereafter. We further amended the Credit Agreement in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter. We also amended the Credit Agreement in November 2015. The November 2015 amendment increased the applicable margin relative to the LIBOR rate upon which we compute the interest payable.  We agreed that if our leverage ratio is (a) less than or equal to 2.25:1, (b) greater than 2.25:1 but less than or equal to 2.75:1, (c) greater than 2.75:1 but less than or equal to 3.25:1 or (d) greater than 3.25:1, the applicable margin relative to the LIBOR rate would be 3.00, 3.50, 4.00 or 4.50 percentage points, respectively. We further agreed that until the leverage ratio testing period ending September 30, 2016, we will pay interest based on the 4.50 percentage point margin level.

We amended the Credit Agreement again in March 2016 coincident with the acquisition of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Under this amendment, we expanded our overall credit facility by $12.5 million to $29.2 million. This includes a $26.2 million term facility which is due March 21, 2019 and a $3.0 million revolving credit facility.  This amendment also changed the applicable margin rates for determining the interest rate payable on the loan as follows:

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
≤ 2.75:1	3.50%	4.50%
> 2.75:1 but ≤ 3.25:1	4.00%	5.00%
≥ 3.25:1	4.50%	5.50%

We have agreed to repay the outstanding principal amount of the term loan as follows:
·  $491,016 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·  $654,688 on June 30, 2017 and the last day of each fiscal quarter thereafter.

The March 2016 amendment also changed our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018.

As of December 31, 2015, we were in compliance with all covenants, with the exception of the leverage ratio and fixed charge coverage ratio, and all payments remain current. A covenant waiver related to the leverage ratio and fixed charge coverage ratio was received from the lender as of December 31, 2015. As a result of the waiver, we were in compliance with all covenant requirements as of December 31, 2015. We expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as we expect to be generated from the ordinary course of operations over the next twelve months.

See Note 6 - Note Payable in the accompanying financial statements for more information about the Credit Agreement and Guaranty and Security Agreement.

2016 Acquisitions

Through the stock and asset purchases described below, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Stock Purchase Agreement

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11.3 million in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6.0 million, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March, 2018, with the first installment of principal due in March, 2017 and the second installment of principal due in March, 2018. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

Asset Purchase Agreement

In March, 2016, we also acquired substantially all the assets of Mangrove COBRAsource Inc., a benefits administration services business which then was a wholly owned subsidiary of Mangrove. The aggregate consideration for the assets was $1.0 million, which Mangrove COBRAsource applied to payoff certain loan balances. The Asset Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

See Note 14- Subsequent Events in the accompanying financial statements for more information about the Stock Purchase Agreement and Asset Purchase Agreement.

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

The $3.0 million earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in each earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period. The FotoPunch operations did not achieve the requisite target revenue level for the 2015 time period and, accordingly, we paid no earnout amount relating thereto.

In August 2014, we acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933,000 in cash and (ii) an unsecured subordinated promissory note (“Note”) for $754,000. We funded the $933,000 cash payment with proceeds from our Credit Agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. In August 2015, we paid $722,000 in full payment of this Note, after applying a 5% discount. See Note 6 - Note Payable in the accompanying financial statements for more information about the Note.

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

With AsureSpace™ workspace management solutions, clients realize significant costs savings and Return on Investment (“ROI”) gains by better using their real estate with a full portfolio of industry-leading, global, SaaS-based solutions. Our SmartView® product offers unique insights into how space is being used, which allows companies to make proactive, strategic decisions about real estate investments. SmartTag® asset management helps companies assign physical assets to people and spaces so they can track and recover all assets, including cell phones, laptops, desks, chairs, and virtually any item assigned to an employee. AsureSpace™ resource scheduling and meeting room management solutions help employees easily find and reserve space for their specific needs. Our new product, NowSpace®, allows users to find and reserve desk spaces, conference rooms, catering, audiovisual, and more directly from their smart phones. AsureSpace™ touch panels and kiosks are placed outside busy areas for on-the-fly desk and space reservation needs; viewers can find, reserve and use available space as needed. And lastly, workplace business intelligence (“Workplace BI”) tools offer invaluable reporting for executives to understand space utilization and continue to make improvements in their real estate investments.

Cost savings and additional ROI gains come in the form of a more strategic use of labor dollars and the elimination of time theft with AsureForce® workforce management solutions.  GeoPunch® mobile time tracking, the AirClock™ tablet-based time tracking, and Asure’s workforce management platform offer clients several advantages. First, mobile time tracking with geospatial and facial recognition technologies help executives better understand where and when their employees are working and provide great insights into optimizing labor schedules and labor costs. Mobile time and tablet-based time tracking solutions make it much more efficient for employees to punch in and out from wherever they are working, whether it is a client site, a work site, or a home-based work arrangement. GeoPunch® and AirClock™ also help combat buddy punching, which can cost companies millions of dollars per year. Finally, employees, supervisors and executives have real-time access to data and business intelligence to help eliminate buddy punching, optimize job costing and labor scheduling, and ultimately control and optimize labor costs.

For both product lines, support and professional services are other key elements of our software and services business. As an extension of our legacy perpetual software product offerings, Asure offers our customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to our software products.   We also provide installation of and training on our products, add-on software customization and other professional services on a global scale.

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

We also actively search for potential product, service or business acquisitions that we believe will complement our existing and planned product and service offerings, such as our 2016 Mangrove human capital management, payroll processing and employee benefits administration acquisitions.  We cannot assure that we will make future acquisitions or that we can successfully integrate acquired assets or businesses profitably into Asure.

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

Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with large, dispersed field-based sales teams who meet and consult with prospects have an advantage. Key U.S. vendors who approach the market in this manner include ADP, Kronos, PeopleSoft, Condeco and Steelcase. Asure has recently launched a field-based approach to sales and also focuses on high-touch marketing campaigns and leveraging relationships with channel partners to build relationships with prospects.

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

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office.  Our other federal trademarks include AsureForce®, Face Time Clock®, Legiant Timecard® and ADI Time®, and we have pending applications for federal registration of the marks AsureSpace™, SmartView™ and GeoPunch™. We also use the common law trademarks iEmployee™, Netsimplicty™, AsureSpace™, ADI™, Workplace BI™ and Legiant Express™.

EMPLOYEES

As of December 31, 2015, we had a total of 132 employees in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	28
Sales and marketing	43
Customer service and technical support	37
Finance, human resources and administration	24
Total	132

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

EXECUTIVE OFFICERS

The information regarding directors and corporate governance matters is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on June 6, 2016. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

The following table sets forth information regarding the Company’s current executive officers as of March 30, 2016:

Name	Age	Position
Patrick Goepel	54	Chief Executive Officer
Steven Rodriguez	49	Chief Operating Officer
Brad Wolfe	56	Chief Financial Officer

Patrick Goepel was elected to the Company’s Board of Directors at its August 28, 2009 Annual Meeting of Shareholders.  He was subsequently appointed as Interim Chief Executive Officer on September 15, 2009 and became Chief Executive Officer of the Company as of January 1, 2010.  Prior to his appointment, he served as Chief Operating Officer of Patersons Global Payroll. Previously, he was the President and Chief Executive Officer of Fidelity Investment’s Human Resource Services Division from 2006 to 2008; President and Chief Executive Officer of Advantec from 2005 to 2006; and Executive Vice President of Business Development and US Operations at Ceridian from 1994 to 2005. A former board member of iEmployee, Mr. Goepel currently serves on the board of directors of APPD Investments and SafeGuard World International.

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

Brad Wolfe joined the Company as Chief Financial Officer in October 2014. Prior to joining the Company, Mr. Wolfe spent most of the last 14 years with DCI Group and their related entities and investments, a private equity and investment organization, where he served in consulting, office and executive finance and operational roles for the firm’s subsidiary and portfolio companies to promote their growth and profitability. Before that, he was Chief Financial Officer and Executive Vice President at AON Corporation, a Fortune 200 company.  His background also includes mergers and acquisitions in both public accounting and law firm settings, and his experience spans international markets and a wide range of industries, including technology, software and real estate. Wolfe holds an MBA degree from Northwestern University’s Kellogg School of Business in Finance and Information systems, a J.D. degree from the Kent Law School executive program, and a B.B.A. degree in accounting and information systems from Southern Methodist University.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 12,000 square feet of office space under one operating lease that expires in June 2016. We lease approximately 6,000 square feet in Dedham, Massachusetts. We also lease office suites in Michigan, Utah and the United Kingdom and, as a result of our March 2016 acquisitions, facilities in Tampa, Florida, Henderson, Nevada and Vernon Hills, Illinois.

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

Under the settlement agreement, the parties agreed to dismiss the litigation and we settled the remaining balance due by us of $2.5 million on the Subordinated Notes Payable: PeopleCube Acquisition Note for $1.7 million. Separately, our insurance carrier agreed to pay us $500,000 in conjunction with the settlement.  With the insurance proceeds and after offsetting any related litigation and other settlement costs incurred in 2014 of $226,000, we recorded a net gain of $1.0 million on the settlement in the first quarter of 2014.  We paid this note in full in the first quarter of 2014. Finally, as part of the original purchase price in the Meeting Maker acquisition, we issued 255,000 shares of our common stock subject to a lockup that expired as to 125,000 shares in June 2013 and 130,000 shares in June 2014.  This settlement also removed the lockup for the remaining 130,000 shares.

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31 2015, we were not party to any pending legal proceedings.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Capital Market System under the symbol “ASUR.”  The following table shows the high and low sale prices of our common stock for each full quarter as reported by NASDAQ for the periods indicated:

	2015		2014
	HIGH	LOW	HIGH	LOW
1st Quarter	$6.11	$5.30	$6.85	$5.21
2nd Quarter	$6.34	$5.40	$6.69	$5.72
3rd Quarter	$6.22	$5.40	$6.24	$4.74
4th Quarter	$5.60	$4.45	$5.93	$4.55

DIVIDENDS

We did not pay cash dividends on our common stock during fiscal years 2015 and 2014.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends.

HOLDERS

As of March 28, 2016, we had approximately 351 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2015 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Stockholders (1)	640	$4.40	452
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	$-0-	-0-
Total	640	$4.40	452

(1)	Consists of the 2009 Equity Plan.
(2)	Our stockholders have previously approved our existing equity compensation plan.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss:

	2015	2014
Revenues	100.0%	100.0%
Gross margin	72.7	76.8
Selling, general and administrative	55.6	51.5
Research and development	11.3	12.2
Amortization of intangible assets	6.9	7.3
Total operating expenses	73.9	71.0
Total other loss, net	(4.5)	(6.4)
Net loss	(6.5)	(1.0)

Overview

Asure is a leading global provider of cloud-based SaaS solutions that help companies bring people, time, space and assets together.  Our software is delivered primarily as software-as-a-service, or SaaS, and for certain legacy products, on premise.  We currently offer a full suite of solutions to help clients optimize and manage their mobile workforces and their global workspaces. SaaS-based offerings include: asset management, mobile room scheduling, mobile time tracking, scheduling software, space utilization solutions, tablet-based time clocks, time and labor management software, traditional time clocks, touch panels for room scheduling, and workplace business intelligence analytics. All products are implemented using our proven client deployment model and supported with professional services and client support teams as needed.

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

In March 2014, we entered into a Credit Agreement and Guaranty and Security Agreement with Wells Fargo Bank, National Association.  See “Recent Developments” above and Note 6- Note Payable in the accompanying financial statements for more information.  We used the proceeds of the $15.0 million term loan under the Credit Agreement to finance the repayment of all amounts outstanding under our loan agreement with Deerpath Funding, LP (“Deerpath”) and the payment of certain fees, cost and expenses related to the Credit Agreement.

We amended the Credit Agreement in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter. We also amended the Credit Agreement in November 2015. The November 2015 amendment increased the applicable margin relative to the LIBOR rate upon which we compute the interest payable.  We then agreed that until the leverage ratio testing period ending September 30, 2016, we will pay interest based on the 4.50 percentage point margin level. See “Recent Developments” above and Note 6- Note Payable in the accompanying financial statements for more information.

We amended the Credit Agreement again in March 2016 coincident with the acquisition of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Under this amendment, we expanded our overall credit facility by $12.5 million to $29.2 million. This includes a $26.2 million term facility which is due March 21, 2019 and a $3.0 million revolving credit facility.  The latest amendment also changes the applicable margin rates for determining the interest rate payable on the loan. The amendment also amended our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018. See “Recent Developments” above and Note 14- Subsequent Events in the accompanying financial statements for more information.

In July 2014, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of FotoPunch, Inc., a Delaware corporation (“FotoPunch”), a cloud-based time and labor solution provider whose photo-based time clock technology transforms any mobile device into a biometric, geo-located time clock. We had been working with FotoPunch since 2012 as a technology partner for our GeoPunch™ solution, which was launched to help customers support a workforce that is increasingly mobile, global and dispersed.

The aggregate consideration for the Shares consisted of (i) $1.5 million in cash, a portion of which was used to pay certain obligations of FotoPunch and (ii) up to an additional $3.0 million in post-closing earnout payments. We funded the $1.5 million cash payment with proceeds from our credit agreement with Wells Fargo.

The $3.0 million earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in each earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period. The FotoPunch operations did not achieve the requisite target revenue level for the 2015 time period and, accordingly, we paid no earnout amount relating thereto.

In August 2014, we acquired substantially all the assets of Roomtag, LLC (“Roomtag”). The aggregate consideration for the assets consisted of (i) $933,000 in cash and (ii) an unsecured subordinated promissory note (“Note”) for $754,000. We funded the $933,000 cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 0.36% and is payable on October 31, 2016. In August 2015, we paid $722,000 in full payment of this Note, after applying a 5% discount. See Note 6 – Note Payable in the accompanying financial statements for more information about the Note.

 In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11.3 million in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6.0 million, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March, 2018, with the first installment of principal due in March, 2017 and the second installment of principal due in March, 2018. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

In March, 2016, we also acquired substantially all the assets of Mangrove COBRAsource Inc., then a wholly owned subsidiary of Mangrove, a benefits administration services business which then was a wholly owned subsidiary of Mangrove. The aggregate consideration for the assets was $1.0 million, which Mangrove COBRAsource applied to payoff certain loan balances. The Asset Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

See Note 14- Subsequent Events in the accompanying financial statements for more information about the Stock Purchase Agreement and Asset Purchase Agreement.

Under the continued guidance and direction of our directors and Chief Executive Officer, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully integrate acquired business operations, grow its revenues or achieve profitability and positive cash flows during calendar year 2016.

Revenue

Our revenue was derived from the following sources (in thousands):

Revenue	2015	2014	Increase (Decrease)%
Cloud revenue	$13,628	$13,716	$(88)	(1)
Hardware revenue	3,300	2,623	677	26
Maintenance and support revenue	6,054	6,489	(435)	(7)
On premise software license revenue	856	999	(143)	(14)
Professional services revenue	3,068	3,379	(311)	(9)
Total revenue	$26,906	$27,206	$(300)	(1)

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

Our total revenue in 2015 was $26.9 million, as compared to $27.2 million in 2014. Total revenue represents our consolidated revenue, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Total revenue slightly decreased by $300,000, or 1.0%, in 2015 as compared to 2014. Cloud revenue remained consistent with 2014 and hardware revenue increased $677,000, or 25.8%, offset by decreases in maintenance and support revenue, on premise software license revenue and professional services revenue. AsureSpace™ revenue decreased $62,000, or 0.40%, in 2015 and AsureForce® revenue decreased $238,000, or 2.1%, as compared to 2014. The decrease in AsureSpace™ revenue consists of a $439,000 increase in cloud revenue and a $614,000 increase in hardware revenue, offset by a decrease of $300,000 in maintenance and support revenue, a $459,000 decrease in on premise software, and a $356,000 decrease in professional services revenue. The decrease in AsureForce® revenue consists of a $528,000 decrease in cloud revenue and a $135,000 decrease in maintenance and support revenue, offset by increases in hardware revenue of $64,000, a $45,000 increase in professional services revenue and a $316,000 increase of on premise software revenue.

Total cloud revenue decreased $88,000, or 1.0%, over 2014. AsureSpace™ cloud revenue increased $439,000, or 6.3%, over 2014, offset by a decrease in AsureForce® cloud revenue of $528,000, or 7.8%, as compared to 2014. In AsureSpace™, Meeting Room Manager cloud revenue increased $274,000, or 11.4%, and Smart Tag (Roomtag) cloud revenue increased $291,000, or 188%, as compared to 2014, offset by a smaller decrease in PeopleCube revenue. Roomtag, which was acquired in August 2014, contributed $155,000 to cloud revenue in 2014. In AsureForce®, ADI and Legiant cloud revenue increased $376,000, or 11.1%, offset by a decrease in iEmployee cloud revenue of $911,000, or 26.7% as compared to 2014. The latter was due to turning focus away from the iEmployee software product and focusing resources on the newer technology in the software subscription solutions. Overall, we attribute our cloud revenue increases to a combination of new sales offset by the accretive nature of recurring cloud revenue.

During 2015, hardware revenues increased $677,000, or 25.8%, over 2014. For AsureSpace™, PeopleCube’s hardware revenue increased $309,000, or 26.6%, from 2014 to $1.5 million and Meeting Room Manager hardware revenue increased $296,000, or 141%, to $506,000. AsureForce® hardware revenue increased $64,000, or 5.1%, over 2014. AsureForce®, ADI and Legiant, had $1.2 million of hardware revenue in both 2015 and 2014. GeoPunch (FotoPunch) hardware revenue increased $110,000, or 586.9%, over 2014, offset by a small decrease in iEmployee hardware revenue. FotoPunch, which was acquired in July 2014, contributed $128,000 to hardware revenue in 2015 as compared to $19,000 in 2014.

During 2015, maintenance and support revenue decreased $435,000, or 6.7%, over 2014. Maintenance and support revenue was $6.1 million in 2015 as compared to $6.5 million in 2014. In AsureSpace™, Meeting Room Manager maintenance and support revenue decreased $215,000, or 10.2% from 2014 to $1.9 million, and PeopleCube maintenance and support revenue decreased $85,000, or 3.8%, from 2014 to $2.2 million. In AsureForce®, ADI and Legiant maintenance and support revenue decreased $114,000, or 5.5%, from 2014 to $1.9 million, in addition to a small decrease in iEmployee maintenance and support revenue.

During 2015, on premise software license revenues decreased $143,000, or 14.3%, as compared to 2014. AsureForce® on premise software license revenues increased $316,000, or 93.2% from 2014. AsureSpace™ on premise software license revenues decreased $459,000, or 69.6% from 2014. While AsureForce® (ADI and Legiant) saw increases in on premise software license revenue, AsureSpace™ (PeopleCube and Meeting Room Manger) on premise software license revenues decreased $307,000, or 72.9%, and $152,000, or 63.6%, respectively, as compared to 2014. We continue to focus our efforts on recurring cloud revenue from our direct customers, as opposed to onetime on premise software license revenue.

Professional services revenue decreased $311,000, or 9.2%, over 2014. AsureSpace™ professional services revenue decreased $356,000, or 13.0%, and AsureForce® professional services revenue increased $45,000, or 7.0%, over 2014.   PeopleCube professional services revenue decreased $316,000 or 14.5%, over 2014, in addition to Meeting Room Manager professional services revenue decreasing by $68,000 or 12.4%, in 2015 as compared to 2014, offset by a smaller increase in Roomtag professional services revenue. GeoPunch (FotoPunch) professional services revenue increased $117,000, or 456%, AsureForce®, ADI and Legiant’s, professional services revenue increased $36,000, or 8.7%, as compared to 2014, offset by a decrease in iEmployee professional service revenue of $108,000, or 54.4% as compared to 2014.

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

In addition to continuing to develop our workforce and workspace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based workplace technologies. Our March 2016 acquisitions from Mangrove enable us to enter into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Gross Margin

Consolidated gross margin was $19.6 million in 2015 and $20.9 million in 2014, a decrease of $1.3 million, or 6.2%.  Gross margin as a percentage of revenues was 72.7% for 2015 and 76.8% for 2014. We attribute the decrease in gross margin to a shift in the mix of our revenue between our higher margin and lower margin product lines.

Consolidated cost of sales increased $1.0 million, or 16.2%, from 2014. Our cost of sales relates primarily to direct product costs, compensation and related consulting expenses, hardware expenses and the amortization of our purchased software development costs.  These expenses represented approximately 83% of the total cost of sales for 2015 and 82% for 2014. These expenses increased by approximately $918,000, or 17.7%, over 2014. This increase is comprised of increases in direct product costs of approximately $554,000, or 28.1%, salary expense of $111,000, or 4.5%, equipment expenses of $155,000, or 96.9%, and depreciation and amortization of $98,000, or 16.8%, over 2014. We include intangible amortization related to developed and acquired technology within cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $15.0 million in 2015 and $14.0 million in 2015, an increase of $965, or 6.9%.  SG&A expenses as a percentage of revenues were 55.6% and 51.5% for 2015 and 2014, respectively.

Sales and marketing expenses increased $267,000, or 3.8%, and general and administrative expenses increased $698,000, or 10.0%, over 2014. The increase in sales and marketing expenses is due to increased sales and marketing efforts, including lead generation and other marketing expenses, as well as increased headcount in 2015. General and administrative expenses included increased headcount (comprised primarily of temporary contractors) to focus on various accounting and reporting projects throughout the year,

We may incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development Expenses

Research and development (“R&D”) expenses were $3.1 million in 2015 and $3.3 million in 2014, a decrease of $257,000 or 7.8%.  R&D expenses as a percentage of revenues were 11.3% and 12.2% for 2015 and 2014, respectively.

The $257,000 decrease is primarily due to higher expenses incurred in 2014 from placement fees, as well as severance expense recorded in the second quarter of 2014.

As in previous years, we have seen product improvement through both native product development and strategic third party relationships.  We believe that investing key resources into core technologies such as SaaS, mobile, software improves our competency and depth of product features, while strategic third party solutions can effectively compliment or provide a test bed for niche or emerging markets.

For our AsureSpace suite of applications, our primary goal in 2015 for Resource Scheduler (“RS”) was a redesign of the RS user interface (“UI”).  We made a significant investment in developing a more modern look and user experience for our flagship product.  Our first release of the new UI was RS v10.5 in Q4 of 2015 and featured a re-designed Outlook Add-in, as well as integrated floor plan views natively inside of Outlook.  Other RS projects included early integration work with our move management product, SmartMove, and QR Code functionality in conjunction with our native mobile app, NowSpace.  Both projects move the RS product forward in becoming a complete platform solution for the digital workplace.

MRM had one major release in 2015, MRM v11, which featured compatibility with NowSpace and addressed a number of customer requests and enhancements.  In support of our company goal of cloud migrations, we released general support for identity providers using standard SAML 2.0 protocol (a standard cloud method of user authentication and management) and developed an import utility that would facilitate class schedule imports for higher education clients interested in going to the Cloud.

We have seen some cross-over sales with our Move Management platform, SmartMove and Resource Scheduler.  We feel the enhanced UI and product integration will allow us further cross-sell opportunities in 2016.  Additionally, we continued to invest budget and resources in 2015 into its industry-leading mobile application, NowSpace, adding native Android application support in Q3, and enhanced QR code integration for room and agile workspace initiatives in Q4.

Our AsureForce suite of products also received significant investment and growth.  Our AsureForce v11 product, which includes optional integrated facial recognition technologies, moved to the forefront with hundreds of customers taking advantage of the sleek product UI, as well as the supervisor-fraud preventing features found in our integrated facial recognition Air Clock and GeoPunch mobile products.  Our v11.6 summer release was the largest release in company history for AsureForce products, measuring both hours of effort and items included.

We continue to develop and enhance our Time and Labor and HR products, ensuring continued payroll integration and support, as well as initiating development in Q4 for new modules to handle industry events such as the new Payroll Based Journal (“PBJ”) requirement in our v10 and v11 TLM products. The facial recognition products themselves had numerous maintenance and feature releases, including optimized performance, expanded native mobile features (GeoPunch) and hardware upgrades to the LCD and cellular equipment used in our Air Clocks.  Or traditional TLM clocks also received multiple version upgrades, adding user defined keys and position filtering options.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and further improve our workforce management solutions.

Amortization of Intangible Assets

Amortization expenses in 2015 were $1.9 million, a decrease of $133,000, or 6.7%, as compared to $2.0 million in 2014.  Amortization expenses as a percentage of revenues were 6.9% and 7.3% for 2015 and 2014, respectively.  This decrease is due to some of our intangible assets becoming fully amortized.

Other Loss

Other Loss was $1.2 million for the year ended 2015 as compared to $1.7 million in the year ended 2014.  Other Loss in 2015 and 2014 was primarily comprised of interest expense. Other loss in 2014 also contains a loss on debt refinancing of $1.4 million, offset by a gain on the settlement of the PeopleCube litigation of $1.0 million. Interest expense on notes payable was $1.1 million as compared to $1.3 million in 2014.

Income Taxes

At December 31, 2015, we had federal net operating loss carryforwards of approximately $117.8 million, Federal R&D credit carryforwards of approximately $5.1 million and alternative minimum tax credit carryforwards of approximately $161,000. The net operating loss and Federal R&D credit carryforwards will expire in varying amounts from 2018 through 2035, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

Income tax expense increased from $117,000 in 2014 to $219,000 in 2015, a $102,000, or 87.2%, increase. These figures represent an effective tax rate of 14.2% and 80.6% in 2015 and 2014, respectively. The 2015 income tax expense is primarily due to deferred taxes on the amortization of goodwill for tax purposes and the results of foreign operations.

As a result of our various acquisitions in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill. During 2015, we increased the valuation allowance by approximately $207,000 due primarily to operations.  Approximately $8.3 million of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

We consider the undistributed earnings of our foreign subsidiaries permanently reinvested and, accordingly, we have not provided for U.S. federal or state income taxes thereon.

Net Loss

Net loss was $1.8 million in 2015. Net loss was $262,000 in 2014.  The increase in net loss was $1.5 million, or 571%.  Net loss as a percentage of total revenues was 6.5% and 1.0% in 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	At and for the year ended December 31,
	2015	2014
	(in thousands)

Working capital deficit	$(8,592)	$(7,314)
Cash, cash equivalents and short-term investments	1,158	320
Cash provided by operating activities	3,355	2,706
Cash used in investing activities	(1,388)	(4,200)
Cash (used in) provided by financing activities	(1,143)	(2,147)

Working Capital.  We had a working capital deficit of $8.6 million at December 31, 2015, an increase in our deficit of $1.3 million from the $7.3 million deficit at December 31, 2014.  The working capital deficit at December 31, 2015 includes $10.8 million of deferred revenue.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital deficit to a decrease in accounts receivable of $846,000 together with an increase in the current portion of notes payable of $281,000, an increase in the current portion of deferred revenue of $162,000, and an increase in accounts payable and accrued compensation and benefits of $1.5 million. This is offset by an increase in cash and cash equivalents of $838,000 and an increase in inventory of 614,000. Cash and cash equivalents increased in 2015 primarily due to higher accounts receivable collections at year end, positive net income (after adjustment for non-cash items) of $1.8 million as well as the growth in deferred revenue of $635,000, and an increase in accounts payable of $1.1 million, offset by an increase in inventory of $615,000.

Operating Activities.  Cash provided by operating activities was $3.4 million in 2015 and $2.7 million in 2014. The $3.4 million of cash provided by operating activities during 2015 was primarily driven by net income (after adjustment for non-cash items) of $1.8 million as well as the growth in deferred revenue of $635,000, and an increase in accounts payable of $1.1 million, offset by an increase in inventory of $615,000. The $2.7 million of cash provided by operating activities during 2014 was primarily driven by net income (after adjustment for non-cash items) of $3.3 million and the release of restricted cash of $400,000, offset by an increase in accounts receivable of $1.4 million.

Investing Activities.  Cash used in investing activities during 2015 was $1.4 million.  The cash used in investing activities in 2015 was primarily comprised of purchases of $1.4 million of property and equipment. Cash used in investing activities during 2014 was $4.2 million. The cash used in investing activities in 2014 was primarily comprised of acquisitions of FotoPunch and Roomtag, net of cash acquired, of $3.4 million and purchases of $807,000 of property and equipment.   Although we believe our current operations are not capital intensive, we anticipate approximately $675,000 of 2016 capital expenditures to upgrade our infrastructure and position it for future growth.

Financing Activities.  Cash used in financing activities during 2015 was $1.1 million. We borrowed $5.3 million, offset by note payable payments of $6.8 million, including payoff of the Roomtag acquisition note of $722,000 (see Note 6 – Notes Payable of the accompanying financial statements). Cash used in financing activities during 2014 was $2.1 million. We borrowed $18.2 million, offset by note payable payments, payments on amendment of senior notes payable and debt financing fees of $20.6 million (see Note 6 – Notes Payable of the accompanying financial statements). This was offset by insurance proceeds received for settlement of a notes payable dispute, net of expenses, of $372,000.

Sources of Liquidity.  As of December 31, 2015, Asure’s principal sources of liquidity consisted of approximately $1.2 million of cash and cash equivalents and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

In March 2014, we entered into a Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, and the lenders that were party thereto. The Credit Agreement provided for a term loan in the amount of $15.0 million. The term loan will mature in March 2019. The outstanding principal amount of the term loan is payable follows:

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

The Credit Agreement also provided for a revolving loan commitment in the aggregate amount of up to $3.0 million. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provided for a $10.0 million uncommitted incremental term loan facility to support permitted acquisitions.

The term loan and revolving loan bears interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin.  We elected to use the LIBOR rate plus the applicable margin, which is 5% for the first nine months ended December 31, 2014. Interest is payable monthly and the margin varies based upon our leverage ratio. See table below of applicable margin rates.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2.25:1	2.00%	3.00%

As discussed below, the Credit Agreement was amended in November 2015. See table below of applicable margin rates as of November 11, 2015.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 3.25:1.0	3.50%	4.50%
< 3.25:1.0 but > 2.75:1	3.00%	4.00%
< 2.75:1.0 but > 2.25:1	2.50%	3.50%
< 2..25:1.0	2.00%	3.00%

We amended the Credit Agreement again in March 2016. Under this amendment, we expanded our overall credit facility by $12.5 million to $29.2 million. This includes a $26.2 million term facility which is due March 21, 2019 and a $3.0 million revolving credit facility.  The amendment also changed the applicable margin rates for determining the interest rate payable on the loan as follows:

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
≤ 2.75:1	3.50%	4.50%
> 2.75:1 but ≤ 3.25:1	4.00%	5.00%
≥ 3.25:1	4.50%	5.50%

The outstanding principal amount of the term loan is payable as follows:
·  $491,016 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·  $654,688 on June 30, 2017 and the last day of each fiscal quarter thereafter.

The amendment also changed our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018.

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty.  We must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain stock or asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal with 50% of excess cash flow, certain over advances, stock or asset sale proceeds, debt proceeds, and proceeds from judgments and settlements. As of December 31, 2015, none of these payments were due.

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

As of December 31, 2015, we were in compliance with all covenants, with the exception of the leverage ratio and fixed charge coverage ratio, and all payments remain current. A covenant waiver related to the leverage ratio and fixed charge coverage ratio was received from the lender as of December 31, 2015. As a result of the waiver, we were in compliance with all covenant requirements as of December 31, 2015. We expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as we expect to be generated from the ordinary course of operations over the next twelve months.

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

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with our available cash on hand or anticipated for receipt in the ordinary course of operations.

CRITICAL ACCOUNTING POLICIES

We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles and included the accounts of Asure’s wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, lease impairment, useful lives of fixed assets, the determination of the fair value of our long-lived assets and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation.

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

SaaS arrangements and time-based software subscriptions typically have an initial term ranging from one to three years and are renewable on an annual basis.  A typical SaaS arrangement will also include hardware, setup and implementation services. We allocate the value of the SaaS arrangement to each separate unit of accounting based on vendor-specific objective evidence (“VSOE”) of selling price, when it exists, third-party evidence of selling price for like services or best estimated selling price.  Revenue allocated to the SaaS/software subscription element is recognized ratably over the non-cancellable term of the SaaS/subscription service. Revenue allocated to other units of accounting included in the arrangement is recognized as outlined in the paragraphs below.

We typically sell perpetual software licenses in multiple-element arrangements that include hardware, maintenance/support and professional services.  Software license revenues, determined under the residual method, are generally recognized on the date we deliver the product to the customer if VSOE of fair value exists for all undelivered elements of the software arrangement.  If VSOE of fair value does not exist for an undelivered element, we defer the entire software arrangement and recognize it ratably, over the remaining non-cancellable maintenance term, after we have delivered all other undelivered elements. We base VSOE of fair value for our maintenance, training and installation services on the prices charged for these services when sold separately.  We recognize revenue allocated to hardware, maintenance and services elements included in the arrangement as outlined below.

Hardware devices sold to customers (typically time clock, LCD panel and other peripheral devices) are not essential to the functionality of the software and as such are treated as non-software elements for revenue recognition purposes. WE recognize hardware revenue when title passes to the customer, typically the date we ship the hardware.  If we sell hardware under a hardware-as-a-service (“HaaS”) arrangement, title to the hardware remains with Asure and we recognize hardware usage revenue ratably over the non-cancellable term of the hardware service delivery, typically one year.

Our professional services offerings which typically include data migration, set up, training, and implementation services are also not essential to the functionality of our products, as third parties or customers themselves can perform these services.  Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later.  We can reasonably estimate professional services performed for a fixed fee and recognize them on a proportional performance basis. We recognize revenue for professional services engagements billed on a time and materials basis as we deliver the services.  We recognize revenues on all other professional services engagements upon the earlier of the completion of the services deliverable or the expiration of the customer’s right to receive the service.

We recognize maintenance/support revenues ratably over the non-cancellable term of the support agreement.  Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or substantive acceptance clauses until these return, refund or cancellation rights have expired or acceptance has occurred.  Our arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers in excess of revenue we recognize, and is comprised of deferred maintenance, service and other revenue.  We recognize deferred revenues when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires us to present debt issuance costs in our balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, we presented debt issuance costs in the balance sheet as an asset. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for us on January 1, 2016.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which the acquirer determines the adjustment amounts. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. We adopted this standard early. The adoption did not have a material impact on our results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)".  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. We are currently evaluating the impact this new standard will have on our financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework)  (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2016 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2016 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2016 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2016 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2016 annual meeting of shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

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

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Asure Software, Inc.

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asure Software, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
March 30, 2016

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,158	$320
Accounts and note receivable, net of allowance for doubtful accounts of $145 and $120 at December 31, 2015 and December 31, 2014, respectively	4,671	5,295
Inventory	784	170
Prepaid expenses and other current assets	1,195	1,303
Total current assets	7,808	7,088
Property and equipment, net	2,212	1,539
Goodwill	17,436	17,500
Intangible assets, net	6,026	8,322
Other assets	729	19
Total assets	$34,211	$34,468
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$1,031	$750
Accounts payable	2,670	1,533
Accrued compensation and benefits	715	350
Other accrued liabilities	1,181	1,128
Deferred revenue	10,803	10,641
Total current liabilities	16,400	14,402
Long-term liabilities:
Deferred revenue	947	475
Notes payable	12,656	14,381
Other liabilities	490	739
Total long-term liabilities	14,093	15,595
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,674 and 6,434 shares issued, 6,290 and 6,050 shares outstanding at December 31, 2015 and December 31, 2014, respectively	67	64
Treasury stock at cost, 384 shares at December 31, 2015 and December 31, 2014	(5,017)	(5,017)
Additional paid-in capital	279,649	278,656
Accumulated deficit	(270,903)	(269,146)
Accumulated other comprehensive loss	(78)	(86)
Total stockholders’ equity	3,718	4,471
Total liabilities and stockholders’ equity	$34,211	$34,468

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2015	2014
Revenues:
Cloud revenue	$13,628	$13,716
Hardware revenue	3,300	2,623
Maintenance and support revenue	6,054	6,489
On premise software license revenue	856	999
Professional services revenue	3,068	3,379
Total revenues	26,906	27,206
Cost of Sales	7,340	6,314
Gross margin	19,566	20,892

Operating expenses
Selling, general and administrative	14,964	13,999
Research and development	3,053	3,310
Amortization of intangible assets	1,866	1,999
Total operating expenses	19,883	19,308

Income (loss) from operations	(317)	1,584

Other income (loss)
Gain on settlement of note payable and litigation	-	1,034
Interest income	22	(1)
Loss on lease termination	(110)	-
Loss on debt refinancing	(4)	(1,402)
Foreign currency gain (loss)	1	(14)
Interest expense and other	(1,109)	(1,274)
Interest expense - amortization of original issue discount (OID)	(21)	(72)
Total other loss	(1,221)	(1,729)

Loss from operations before income taxes	(1,538)	(145)
Income tax provision	(219)	(117)
Net loss	$(1,757)	$(262)
Other comprehensive income (loss):
Foreign currency translation gain	8	18
Other comprehensive loss	$(1,749)	$(244)

Basic and diluted net loss per share
Basic	$(0.28)	$(0.04)
Diluted	$(0.28)	$(0.04)
Weighted average basic and diluted shares
Basic	6,176,000	6,002,000
Diluted	6,176,000	6,002,000

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common	Common		Additional		Other	Total
	Stock	Stock	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Stock	Capital	Deficit	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2013	5,963	$63	$(5,017)	$278,159	$(268,884)	$(104)	$4,217
Share based compensation				226			226
Stock issued upon option exercise	12			24			24
Issuance of stock upon conversion of convertible debt	75	1		247			248
Net loss					(262)		(262)
Other comprehensive income						18	18
BALANCE AT DECEMBER 31, 2014	6,050	$64	$(5,017)	$278,656	$(269,146)	$(86)	$4,471
Share based compensation				409			409
Stock issued upon option exercise	240	3		584			587
Net loss					(1,757)		(1,757)
Other comprehensive income						8	8
BALANCE AT DECEMBER 31, 2015	6,290	$67	$(5,017)	$279,649	$(270,903)	$(78)	$3,718

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,757)	$(262)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	3,012	2,821
Provision for doubtful accounts	100	48
Share-based compensation	409	226
Gain on settlement of note payable and litigation	-	(1,034)
Loss on debt refinancing	4	1,402
Other	28	72
Changes in operating assets and liabilities:
Restricted cash	-	400
Accounts and note receivable	524	(1,419)
Inventory	(615)	(93)
Prepaid expenses and other assets	(527)	(82)
Accounts payable	1,120	(136)
Accrued expenses and other long-term obligations	422	550
Deferred revenue	635	213
Net cash provided by operating activities	3,355	2,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	-	(3,440)
Purchases of property and equipment	(1,406)	(807)
Disposals of property and equipment	18	38
Collection of note receivable	-	9
Net cash used in investing activities	(1,388)	(4,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,300	18,181
Payments on notes payable	(6,765)	(19,311)
Payments on amendment of senior notes payable	(75)	(704)
Debt financing fees	-	(565)
Payments on capital leases	(190)	(144)
Insurance proceeds for settlement of notes payable dispute, net of expenses	-	372
Net proceeds from exercise of stock options	587	24
Net cash used in financing activities	(1,143)	(2,147)

Effect of foreign exchange rates	14	23

Net increase (decrease) in cash and cash equivalents	838	(3,618)
Cash and cash equivalents at beginning of period	320	3,938
Cash and cash equivalents at end of period	$1,158	$320

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$995	$941

Non-cash Investing and Financing Activities:
Note receivable from customer	601	-
Accrued contingent consideration upon acquisition	-	327
Conversion of subordinated convertible notes payable to equity	-	248
Accrued purchases of property and equipment	17	-

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 1 - THE COMPANY

Asure Software, Inc., a Delaware corporation incorporated in 1985, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and workspace management solutions that enable organizations to manage their office environments, as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas, and through additional offices in Dedham, Massachusetts; Traverse City, Michigan and London, United Kingdom.

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

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2015, we were not party to any pending legal proceedings.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

LIQUIDITY

As of December 31, 2015, Asure’s principal sources of liquidity consisted of approximately $1,158 of cash and cash equivalents, future cash generated from operations and $3,000 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable.  Cash and cash equivalents were $320 at December 31, 2014. The Credit Agreement was amended in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter. We also amended the Credit Agreement in November 2015. The November 2015 amendment increased the applicable margin relative to the LIBOR rate upon which we compute the interest payable.  We agreed that if our leverage ratio is (a) less than or equal to 2.25:1, (b) greater than 2.25:1 but less than or equal to 2.75:1, (c) greater than 2.75:1 but less than or equal to 3.25:1 or (d) greater than 3.25:1, the applicable margin relative to the LIBOR rate would be 3.00, 3.50, 4.00 or 4.50 percentage points, respectively. We further agreed that until the leverage ratio testing period ending September 30, 2016, we will pay interest based on the 4.50 percentage point margin level.

We amended our Credit Agreement in March 2016. Under this amendment, we expanded our overall credit facility by $12,500 to $29,188. This includes a $26,188 term facility which is due March 21, 2019 and a $3,000 revolving credit facility.  The amendment also changed the applicable margin rates for determining the interest rate payable on the loan as follows:

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
≤ 2.75:1	3.50%	4.50%
> 2.75:1 but ≤ 3.25:1	4.00%	5.00%
≥ 3.25:1	4.50%	5.50%

The outstanding principal amount of the term loan is payable as follows:
·  $491 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·  $655 on June 30, 2017 and the last day of each fiscal quarter thereafter.

The amendment also changed our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018.

As of December 31, 2015, we were in compliance with all covenants, with the exception of the leverage ratio and fixed charge coverage ratio, and all payments remain current. A covenant waiver related to the leverage ratio and fixed charge coverage ratio was received from the lender as of December 31, 2015. As a result of the waiver, we were in compliance with all covenant requirements as of December 31, 2015. We expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as we expect to be generated from the ordinary course of operations over the next twelve months.

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

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2013	$168
Provision for doubtful accounts receivable	48
Write-off of uncollectible accounts receivable	(96)
Balance at December 31, 2014	$120
Provision for doubtful accounts receivable	100
Write-off of uncollectible accounts receivable	(75)
Balance at December 31, 2015	$145

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

REVENUE RECOGNITION

Our revenues consist of software-as-a-service (“SaaS”) offerings, time-based software subscriptions, and perpetual software license sale arrangements that also, typically, include hardware, maintenance/support and professional services elements.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.    Software and software-related elements are recognized in accordance with ASC 985-605 Software Revenue Recognition. We recognized non-software revenue elements in accordance with ASC 605-25 Revenue Recognition Multiple-Element Arrangements.  Since we currently offer our software solutions under either a perpetual license, time-based subscription or SaaS model, revenue recognition timing varies based on which form of software rights the customer purchases.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

SaaS arrangements and time-based software subscriptions typically have an initial term ranging from one to three years and are renewable on an annual basis.  A typical SaaS arrangement will also include hardware, setup and implementation services. We allocate the value of the SaaS arrangement to each separate unit of accounting based on vendor-specific objective evidence (“VSOE”) of selling price, when it exists, third-party evidence of selling price for like services or best estimated selling price.  Revenue allocated to the SaaS/software subscription element is recognized ratably over the non-cancellable term of the SaaS/subscription service. We recognize revenue allocated to other units of accounting included in the arrangement as outlined in the paragraphs below.

We typically sell perpetual software licenses in multiple-element arrangements that include hardware, maintenance/support and professional services.  We generally recognize software license revenues, determined under the residual method, on the date we deliver the product to the customer if VSOE of fair value exists for all undelivered elements of the software arrangement.  If VSOE of fair value does not exist for an undelivered element, we defer the entire software arrangement and recognize it ratably over the remaining non-cancellable maintenance term after we have delivered all other undelivered elements. We base VSOE of fair value for our maintenance, training and installation services on the prices charged for these services when sold separately. We recognize revenue allocated to hardware, maintenance and services elements included in the arrangement as outlined below.

Hardware devices sold to customers (typically time clock, LCD panel and other peripheral devices) are not essential to the functionality of the software and as such we treat them as non-software elements for revenue recognition purposes.  We recognize hardware revenue when title passes to the customer, typically the date we ship the hardware.  If we sell hardware under a hardware-as-a-service (“HaaS”) arrangement, title to the hardware remains with Asure and we recognize hardware usage revenue ratably over the non-cancellable term of the hardware service delivery, typically one year.

Our professional services offerings which typically include data migration, set up, training, and implementation services are also not essential to the functionality of our products, as third parties or customers themselves can perform these services.  Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later.  We can reasonably estimate professional services performed for a fixed fee and recognize this on a proportional performance basis. We recognize revenue for professional services engagements billed on a time and materials basis as we deliver the services. We recognize revenues on all other professional services engagements upon the earlier of the completion of the services deliverable or the expiration of the customer’s right to receive the service.

We recognize maintenance/support revenues ratably over the non-cancellable term of the support agreement.  Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.

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

ADVERTISING COSTS

We expense advertising costs as we incur them.  Advertising expenses were $42 and $9 for 2015 and 2014, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

 LEASE OBLIGATIONS

Asure recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, we charge the total amount of base rentals over the term of our leases to expense on a straight-line method, recording the amount of rental expense in excess of lease payments as a deferred rent liability. As of December 31, 2015 and 2014, we had no deferred rent liabilities. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. As of December 31, 2015 and 2014, Asure had $327 and $429 in capital lease obligations, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

FOREIGN CURRENCY TRANSLATION

We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Accordingly, we translate the assets and liabilities of these foreign subsidiaries at current exchange rates at each balance sheet date. We record translation adjustments arising from the translation of net assets located outside of the United States into United States dollars in accumulated other comprehensive loss as a separate component of stockholders’ equity. We translate income and expenses from the foreign subsidiaries using monthly average exchange rates. We include net gains and losses resulting from foreign exchange transactions in other income and expenses, which were not significant in 2015 and 2014.

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

SHARE BASED COMPENSATION

We adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  We estimate the fair value of each award granted from our stock option plan at the date of grant using the Black-Scholes option pricing model. During 2015 and 2014, we granted 257,000 and 190,000 stock options, respectively.

As of December 31, 2015, we expect to recognize $424 of unrecognized compensation costs related to non-vested option grants over the course of the following three years.

We issued 240,000 shares of common stock related to exercises of stock options granted from our stock option plan for 2015 and 12,000 shares in 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  We are currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for us on January 1, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)".  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. We are currently evaluating the impact this new standard will have on our financial statements.

NOTE 3 - FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, respectively:

		Fair Value Measure at December 31, 2015
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,158	$1,158	$-	$-
Total	$1,158	$1,158	$-	$-
Liabilities:
Contingent consideration	173	$-	$-	$173
Total	$173	$-	$-	$173

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

Contingent consideration

In connection with the acquisition of FotoPunch, Inc. (“FotoPunch”) in July 2014, we recorded contingent consideration based upon the expected achievement of certain milestone goals. We will record any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss.

Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability of achieving each outcome. Management estimates probabilities and then applies them to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios. The Company has retained a third party expert to value the contingent consideration.

The valuation of contingent consideration for the FotoPunch acquisition is based on a Monte Carlo simulation model for fiscal 2016 to 2018, with fiscal 2016 being a partial year from January 1, 2016 to June 30, 2016. Management provided revenue projections (unobservable input) of $650, 2,203 and 3,925 for fiscal 2016 (partial year), fiscal 2017 and fiscal 2018, respectively. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value. Management evaluates the fair value on a quarterly basis based upon updated projections.

The following table summarizes the annual changes in our contingent consideration:

Balance at December 31, 2013	$-
Contingent consideration recognized upon acquisition of FotoPunch	327
Balance at December 31, 2014	$327
Adjustment to purchase accounting	(65)
Change in fair value of earnout	(89)
Balance at December 31, 2015	$173

Changes to the estimated fair value of contingent consideration were primarily due to revisions to the Company's expectations of earn-out achievement.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current liabilities.  The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Our line of credit and notes payable, including current portion, as of December 31, 2015, had a carrying value of $13,687.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 4 - ACQUISITIONS

Subsequent to December 31, 2015, through stock and asset purchases, we entered into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line. See Note 14- Subsequent Events for more information about the Stock Purchase Agreement and Asset Purchase Agreement.

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

The $3,000 earnout is payable over three earnout periods (with the first, second and third periods ending June 30, 2015, June 30, 2016 and June 30, 2018, respectively) based on the FotoPunch operations achieving specified target revenues in an earnout period. At least 75% of the target revenues must be achieved in the first and second earnout periods and at least 50% of the target revenues must be achieved in the third earnout period. The earnout (“contingent consideration”) was recorded in Accrued Expenses in the accompanying Consolidated Balance Sheet with an estimated fair value of $327 at the date of acquisition. No earnout consideration was payable as of June 30, 2015. The fair value at December 31, 2015 was $173.

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

The following table summarizes the annual changes in our goodwill:

Balance at December 31, 2013	$15,005
Goodwill recognized upon acquisition of FotoPunch	1,388
Goodwill recognized upon acquisition of Roomtag	1,112
Foreign exchange adjustment to goodwill	(5)
Balance at December 31, 2014	$17,500
Adjustments to goodwill	(60)
Foreign exchange adjustments to goodwill	(4)
Balance at December 31, 2015	$17,436

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2015 and 2014 are as follows:

		December 31, 2015
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,015	$(2,208)	$1,807
Customer Relationships	7.2	12,811	(8,959)	3,852
Reseller Relationships	7	853	(518)	335
Trade Names	5	694	(669)	25
Covenant not-to-compete	2	229	(222)	7
	7.3	$18,602	$(12,576)	$6,026

		December 31, 2014
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,020	$(1,783)	$2,237
Customer Relationships	7.2	12,811	(7,234)	5,577
Reseller Relationships	7	853	(396)	457
Trade Names	5	694	(662)	32
Covenant not-to-compete	2	229	(210)	19
	7.3	$18,607	$(10,285)	$8,322

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses were $1,866 and $1,999 for 2015 and 2014, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $425 and $360 for 2015 and 2014, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2015:

Calendar Years
2016	$1,760
2017	1,739
2018	1,390
2019	756
2020	192
Thereafter	189
$6,026

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of December 31, 2015	Balance as of December 31, 2014
Subordinated Notes Payable: Roomtag Acquisition Note	10/31/2016	0.36%	$-	$694
Term Loan - Wells Fargo	3/31/2019	5.00%	13,687	14,437
Total Notes Payable			$13,687	$15,131
Short-term notes payable			$1,031	$750
Long-term notes payable			$12,656	$14,381

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2016	$1,031
December 31, 2017	1,406
December 31, 2018	1,500
December 31, 2019	9,750
Gross Notes Payable	$13,687

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

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. In July 2014, we borrowed $1,500 under the revolver, which was used to fund a portion of the acquisition cost of all of the issued and outstanding shares of common stock of FotoPunch, Inc. In August 2014, we borrowed $1,000 under the revolver which was used to fund a portion of the acquisition cost of substantially all the assets of Roomtag, LLC. We repaid the balance on the revolver in 2014, leaving a balance of $0 at December 31, 2014. As of December 31, 2015, $0 was outstanding and $3,000 was available for borrowing under the revolver.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the LIBOR rate plus the applicable margin, which was has remained constant at 5% since the inception of the loan. Interest is payable quarterly and the margin varies based upon our leverage ratio. See table below of applicable margin rates as of December 31, 2015.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1.0	2.50%	3.50%
< 2.25:1.0	2.00%	3.00%

As discussed below, the Credit Agreement was amended in November 2015. See table below of applicable margin rates as of December 31, 2015.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 3.25:1.0	3.50%	4.50%
< 3.25:1.0 but > 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1.0	2.50%	3.50%
< 2.25:1.0	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  However, we must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal on an annual basis with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgments and settlements. As of December 31, 2015, none of these payments were due.

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

We amended the Credit Agreement in March 2016. Under this amendment, we expanded our overall credit facility by $12,500 to $29,188. The amendment also changes the applicable margin rates for determining the interest rate payable on the loan and amended our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018. See Note 14- Subsequent Events for more information about the amendment.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

As of December 31, 2015, we were in compliance with all covenants, with the exception of the leverage ratio and fixed charge coverage ratio, and all payments remain current. A covenant waiver related to the leverage ratio and fixed charge coverage ratio was received from the lender as of December 31, 2015. As a result of the waiver, we were in compliance with all covenant requirements as of December 31, 2015. We expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as we expect to be generated from the ordinary course of operations over the next twelve months.

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives as of December 31, 2015 and 2014 are composed of the following:

	December 31,
	2015	2014

Software: 3-5 years	$5,928	$4,709
Furniture and equipment: 2-5 years	4,637	4,530
Internal support equipment: 2-4 years	696	696
Vehicle: 7 years	-	42
Capital leases: lease term or life of the asset	178	178
Leasehold improvements: lease term or life of the improvement	2,243	2,163
	13,682	12,318
Less accumulated depreciation	(11,470)	(10,779)
	$2,212	$1,539

We record the amortization of our capital leases as depreciation expense on our Consolidated Statements of Comprehensive Loss. Depreciation and amortization expenses relating to property and equipment were approximately $721 and $462 for 2015 and 2014, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PROGRAM

Pursuant to Asure’s stock repurchase plan, we may repurchase up to 450,000 shares of our common stock.  We have repurchased a total of 384,000 shares for approximately $5,000 over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on our cash position, market conditions, financial covenants and other factors.  While the program remains in place, we did not repurchase any shares during 2015 or 2014.

STOCK AND STOCK OPTION PLANS

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 640,000 options granted and outstanding pursuant to the 2009 Plan as of December 31, 2015.

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

Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $409 and $226 for 2015 and 2014, respectively.

The following table summarizes the assumptions used to develop their fair value for 2015 and 2014:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	1.90%	1.71%
Expected volatility	0.59	0.63
Expected life in years	3.61	3.63
Dividend yield	-	-

As of December 31, 2015, Asure had reserved shares of common stock for future issuance as follows:

Options outstanding	640,000
Options available for future grant	452,000
Shares reserved	1,092,000

The following table summarizes activity under all Plans during 2015 and 2014.

	Year Ended December 31, 2015		Year Ended December 31, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	735,000	$3.51	795,000	$3.58
Granted	257,000	5.76	190,000	5.78
Exercised	(240,000)	2.44	(12,000)	2.05
Canceled	(112,000)	5.88	(238,000)	5.64
Outstanding at the end of the year	640,000	$4.40	735,000	$3.51
Options exercisable at the end of the year	324,000	$3.09	492,000	$2.69
Weighted average fair value of options granted during the year	5.76		5.78

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2015:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2015	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AND VESTED AT DECEMBER 31, 2015	WEIGHTED-AVERAGE EXERCISE PRICE

$1.68 -- 2.11	$9,900	$2.18	$1.92	$9,900	$1.92
2.33 -- 2.33	242,000	0.71	2.33	242,000	2.33
4.27 -- 6.42	389,000	3.82	5.76	72,000	5.81

$1.68 -- 6.42	640,000	2.62	$4.40	324,000	$3.09

The aggregate intrinsic value of options outstanding and options exercisable is $74 and $464, respectively, at December 31, 2015.

 ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 9 - DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $179 and $195 in 2015 and 2014, respectively.

NOTE 10 - REVENUE CONCENTRATION

During 2015 and 2014, there were no customers who individually represented 10% or more of consolidated revenue.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for 2015 and 2014.

We have excluded stock options to acquire 640,000 and 735,000 shares for 2015 and 2014, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Net Loss	(1,757)	(262)
Weighted-average shares of common stock outstanding	6,176,000	6,002,000

Basic and diluted net loss per share	(0.28)	(0.04)

NOTE 12 - INCOME TAXES

The components of pre-tax loss for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Domestic	$(1,404)	$(99)
Foreign	(134)	(46)
Total	$(1,538)	(145)

The components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Current:
Federal	$-	$-
State	25	2
Foreign	6	(26)
Total current	31	(24)

Deferred:
Federal	165	130
State	23	11
Foreign	-	-
Total deferred	188	141

	$219	117

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes at December 31, 2015 and 2014 are as follows:

	2015	2014
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$382	$745
Accrued expenses	85	107
Other	51	41
	518	893
Valuation allowance	(493)	(847)
Net current deferred tax assets	25	46

Noncurrent deferred tax assets
Net operating losses	40,389	40,196
Research and development credit carryforwards	4,490	4,486
Minimum tax credit carryforwards	161	161
Acquired intangibles	183	-
Fixed assets	-	-
Share based compensation	11	11
Other	22	4
	45,256	44,858
Valuation allowance	(44,521)	(43,960)
Net noncurrent deferred tax assets	735	898

Noncurrent deferred tax liabilities
Acquired intangibles	-	(587)
Fixed assets	(764)	(361)
Goodwill	(640)	(452)
Total noncurrent deferred tax liabilities	(1,404)	(1,400)

Net current deferred tax asset (liability)	25	46
Net noncurrent deferred tax liability	$(669)	$(502)

At December 31, 2015, we had federal net operating loss carryforwards of approximately $117,748, research and development credit carryforwards of approximately $5,068 and alternative minimum tax credit carryforwards of approximately $161. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2018 through 2035, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

As a result of various acquisitions by us in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of goodwill. During 2015, the valuation allowance increased by approximately $207 due primarily to operations.  Approximately $8,251 of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	For 2015	For 2014

Computed at statutory rate	$(521)	$(49)
State taxes, net of federal benefit	109	66
Permanent items and other	188	(80)
Credit carryforwards	(1)	(90)
Foreign income taxed at different rates	118	(11)
Tax carryforwards not benefitted	326	281
	$219	$117

The total amount of unrecognized tax benefits as of January 1, 2015 was approximately $1,288. The reconciliation of our unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2015	$1,288
Additions based on tax positions related to the current year	28
Additions for tax positions of prior years	(26)
Balance at December 31, 2015	$1,290

As of December 31, 2015, we had $1,290 of unrecognized tax benefits, which would affect the effective tax rate if recognized. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During 2015, we recognized $2 of interest and penalties in our income tax expense.

Asure files tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years ending before December 31, 2012 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2011.  Asure is not currently under audit for federal, state or any foreign jurisdictions.

NOTE 13 - LEASE COMMITMENTS

Asure’s future minimum lease payments under all operating and capital leases as of December 31, 2015 are as follows:

CALENDAR YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS
2016	639	198
2017	190	129
2018	178	--
2019	165	--
2020	139	--
Thereafter	--	--

TOTAL	$1,311	$327

Less current portion of obligations		(198)
Long-term portion of obligations		$129

Total rent expense under all operating leases for 2015 and 2014 were $724 and $624, respectively. For 2015 and 2014, approximately 23.4% and 47.2%, respectively, of our total operating lease obligations relates to our corporate office facility at Wild Basin in Austin, Texas.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 14 - SUBSEQUENT EVENTS

Through the stock and asset purchases described below, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Stock Purchase Agreement

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348,000 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6.0 million, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March 2018, with the first installment of principal due in March 2017 and the second installment of principal due in March 2018. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

Asset Purchase Agreement

In March 2016, we also acquired substantially all the assets of Mangrove COBRAsource Inc., a benefits administration services business which then was a wholly owned subsidiary of Mangrove. The aggregate consideration for the assets was $1,036,000, which Mangrove COBRAsource applied to payoff certain loan balances. The Asset Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

Amendment to Credit Agreement

We amended our Credit Agreement in March 2016. Under this amendment, we expanded our overall credit facility by $12,500 to $29,188. This includes a $26,188 term facility which is due March 21, 2019 and a $3,000 revolving credit facility.  The amendment also changed the applicable margin rates for determining the interest rate payable on the loan as follows:

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
≤ 2.75:1	3.50%	4.50%
> 2.75:1 but ≤ 3.25:1	4.00%	5.00%
≥ 3.25:1	4.50%	5.50%

The outstanding principal amount of the term loan is payable as follows:
·  $491 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·  $655 on June 30, 2017 and the last day of each fiscal quarter thereafter.

Including the March 2016 amendment, the following table summarizes the maximum future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2016	$1,473
December 31, 2017	2,455
December 31, 2018	2,619
December 31, 2019	22,641
Gross Notes Payable	$29,188

The amendment also changed our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 30, 2016	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	March 30, 2016
Patrick Goepel	(Principal Executive Officer)
and Director

/s/ BRAD WOLFE	Chief Financial Officer	March 30, 2016
Brad Wolfe	(Principal Financial and Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	March 30, 2016
David Sandberg

/s/ ADRIAN PERTIERRA	Director	March 30, 2016
Adrian Pertierra

/s/ J. RANDALL WATERFIELD	Director	March 30, 2016
J. Randall Waterfield

/s/ MATTHEW BEHRENT	Director	March 30, 2016
Matthew Behrent

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Asset Purchase Agreement dated October 1, 2011 by and among Asure Software, Inc., ADI Software, LLC and ADI Time, LLC (1)

2.2	Asset Purchase Agreement dated December 14, 2011 by and among Asure Software, Inc., ADI Legiant, LLC and WG Ross Corp. (2)

2.3	Stock Purchase Agreement dated July 1, 2012 between Meeting maker Holding B.V. and PeopleCube Holding B.V. and Asure Software, Inc. (3)

2.4	Code Purchase and Perpetual License Agreement dated October 9, 2012 between Asure Software, Inc. and FotoPunch, Inc. (4)

2.5	Stock Purchase Agreement, dated March 18, 2016, by and among Asure Software, Inc., Mangrove Employer Services, Inc., the Persons listed thereto, and Richard S. Cangemi, as Stockholder Representative (21)

3.1	Restated Certificate of Incorporation (5)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (6)

3.3	(Second) Certificate of Amendment to the Restated Certificate of Incorporation (7)

3.4	Amended and Restated Bylaws (8)

4.1	Specimen Certificate for the Common Stock (9)

4.2	Amended and Restated Rights Agreement, dated as of October 28, 2009 between Asure Software, Inc. and American Stock Transfer & Trust Company (10)

4.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock (10)

4.4	Form of Rights Certificate (10)

4.5	Form of 9% Subordinated Convertible Promissory Note (1)

4.6	Form of 15% Subordinated Promissory Note (1)

4.7	Form of Securities Purchase Agreement for 9% Subordinated Convertible Promissory Note (1)

4.8	Form of Securities Purchase Agreement for 15% Subordinated Promissory Note (1)

4.9	Registration Rights Agreement (1)

4.10	Amended and Restated Registration Rights Agreement dated March 10, 2012 (11)

4.11	Amendment Agreement with respect to the Amended and Restated 9% Convertible Promissory Notes (11)

4.12	Promissory Note dated October 2011 issued in connection with acquisition of certain assets from ADI Time, LLC (2)

4.13	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (2)

4.14	Stock Option Agreement for Patrick Goepel (2)

4.15	Stock Option Agreement for Steve Rodriguez (2)

10.1	Amended Restricted Stock Plan, effective May 23, 2006 (12)

10.2	2009 Equity Plan, amended as of June 26, 2012 (13)

10.3	Amendment No. 3 to 2009 Equity Plan (13)

10.4	Form of Option Agreement under the 2009 Equity Plan (13)

10.5	Stock Purchase Agreement dated September 25,2009 with Patrick Goepel (14)

10.6	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (2)

10.9	Employment Letter with Steve Rodriguez, dated as of August 15, 2011 (2)

10.10	Credit Agreement between Asure Software, Inc. and JPMorgan Chase Bank, N.A. (1)

10.11	Fourth Amendment to Lease Agreement with WB One & Two LTD (15)

10.12	Lease Agreement to Premises located at 200 Crossings Boulevard, Warwick, Rhode Island (2)

10.13	Sixth Amendment to Lease Agreement with Wild Basin I & II Investors, LP (2)

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

10.19	Guaranty and Security Agreement between Asure Software, Inc. and Wells Fargo Bank, National Association, dated March 20, 2014 (20)

10.20	Asset Purchase Agreement dated March 18, 2016 by and between Mangrove COBRAsource, Inc. and Asure COBRAsource, LLC (21)

10.21	Amendment Number Five to Credit Agreement, dated as of March 21, 2016, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party hereto, and Asure Software, Inc. (21)

10.22	Secured Subordinated Promissory Note, dated March 18, 2016, by and among Asure Software, Inc., Richard S. Cangemi, as Stockholder Representative and attorney-in-fact for Richard S. Cangemi and Paul D. Zugay, as Principal Shareholders*

14	Code of Business Conduct and Ethics (8)

21	Subsidiaries of the Company*

23.1	Consent of Ernst & Young LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the SEC on November 14, 2011.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2012.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2004 filed with the SEC on December 15, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2009.

(7)	Incorporated by reference to Appendix C to the Company’s 2012 Proxy Statement filed with the SEC on May 23, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2012.

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 13, 2012.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2009.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2006 filed with the SEC on June 14, 2006.

(13)	Incorporated by reference to the Company’s 2013 Proxy Statement filed with the SEC on April 30, 2013.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2009.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 17, 2010.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2016

*Filed herewith