Form 10-Q
period 2016-03-31
ASURE SOFTWARE INC
filed 2016-05-12
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, the registrant had outstanding 6,291,596 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$553	$1,158
Accounts and note receivable, net of allowance for doubtful accounts of $141 and $145 at March 31, 2016 and December 31, 2015, respectively	4,472	4,671
Inventory	634	784
Prepaid expenses and other current assets	928	1,072
Total current assets before funds held for clients	6,587	7,685
Funds held for clients	28,608	-
Total current assets	35,195	7,685
Property and equipment, net	2,242	2,212
Goodwill	26,556	17,436
Intangible assets, net	14,242	6,026
Other assets	474	458
Total assets	$78,709	$33,817
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable, net of debt issuance cost	$4,696	$909
Accounts payable	1,936	2,670
Accrued compensation and benefits	854	715
Other accrued liabilities	1,816	1,181
Deferred revenue	10,523	10,803
Total current liabilities before client fund obligations	19,825	16,278
Client fund obligations	28,608	-
Total current liabilities	48,433	16,278
Long-term liabilities:
Deferred revenue	939	947
Notes payable, net of debt issuance cost	26,691	12,384
Other liabilities	407	490
Total long-term liabilities	28,037	13,821
Total liabilities	76,470	30,099
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,676 and 6,674 shares issued, 6,292 and 6,290 shares outstanding at March 31, 2016 and December 31, 2015, respectively	67	67
Treasury stock at cost, 384 shares at March 31, 2016 and December 31, 2015	(5,017)	(5,017)
Additional paid-in capital	279,689	279,649
Accumulated deficit	(272,457)	(270,903)
Accumulated other comprehensive loss	(43)	(78)
Total stockholders’ equity	2,239	3,718
Total liabilities and stockholders’ equity	$78,709	$33,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
Revenues:
Cloud revenue	$3,862	$3,371
Hardware revenue	693	585
Maintenance and support revenue	1,239	1,566
On premise software license revenue	140	166
Professional services revenue	788	644
Total revenues	6,722	6,332
Cost of Sales	1,730	1,652
Gross margin	4,992	4,680

Operating expenses
Selling, general and administrative	4,327	3,449
Research and development	811	738
Amortization of intangible assets	377	505
Total operating expenses	5,515	4,692

Loss from operations	(523)	(12)

Other income (loss)
Interest income	10	-
Loss on debt refinancing	-	(110)
Foreign currency gain (loss)	1	(11)
Interest expense and other	(292)	(282)
Interest expense - amortization of original issue discount (OID)	-	(8)
Acquisition costs	(706)	-
Total other loss	(987)	(411)

Loss from operations before income taxes	(1,510)	(423)
Income tax provision	(44)	(60)
Net loss	$(1,554)	$(483)
Other comprehensive income (loss):
Foreign currency translation gain	35	6
Other comprehensive loss	$(1,519)	$(477)

Basic and diluted net loss per share
Basic	$(0.25)	$(0.08)
Diluted	$(0.25)	$(0.08)
Weighted average basic and diluted shares
Basic	6,290,000	6,055,000
Diluted	6,290,000	6,055,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,554)	$(483)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	716	785
Provision for doubtful accounts	10	15
Share-based compensation	39	37
Other	-	8
Changes in operating assets and liabilities:
Accounts and note receivable	723	401
Inventory	150	(93)
Prepaid expenses and other assets	187	(195)
Accounts payable	(798)	648
Accrued expenses and other long-term obligations	(748)	(65)
Deferred revenue	637	(512)
Net cash provided by operating activities	(638)	546

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(12,000)	-
Purchases of property and equipment	(5)	(658)
Disposals of property and equipment	-	26
Collection of note receivable	(11)	-
Net change in funds held for clients	(12,189)	-
Net cash used in investing activities	(24,205)	(632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	12,500	1,000
Payments on notes payable	-	(887)
Payments on amendment of senior notes payable	-	(75)
Debt financing fees	(438)	-
Payments on capital leases	(53)	(51)
Net proceeds from exercise of stock options	3	42
Net change in client fund obligations	12,189	-
Net cash provided by financing activities	24,201	29

Effect of foreign exchange rates	37	11

Net decrease in cash and cash equivalents	(605)	(46)
Cash and cash equivalents at beginning of period	1,158	320
Cash and cash equivalents at end of period	$553	$274

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$22	$197

Non-cash Investing and Financing Activities:
Subordinated Notes Payable- Mangrove acquisition	$6,000	-

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., a Delaware corporation, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Dedham, Massachusetts; Traverse City, Michigan and London, United Kingdom.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2016 and December 31, 2015, the results of operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015.

You should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2015.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

LIQUIDITY

As of March 31, 2016, Asure’s principal sources of liquidity consisted of approximately $553 of cash and cash equivalents, future cash generated from operations and $3,000 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

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
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued FASB ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” ASU 2016-11 rescinds certain SEC staff comments previously made in regard to these ASU’s. We are currently evaluating the effect that the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016- 10 and ASU 2016-11 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern (meet its obligations as they become due) within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, certain disclosures are required. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter. We adopted the provisions of ASU 2014-15 on January 1, 2016. This adoption did not have any impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03,” Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at the June 18, 2015 Emerging Issues Task Force ("EITF") Meeting”. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity should apply each amendment retrospectively. We adopted ASU 2015-03 on January 1, 2016 for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 on our current period condensed consolidated financial statements was the classification of all deferred financing costs as a deduction to the corresponding debt in addition to the reclassification of deferred financing costs in other current and long term assets to short and long term notes payable as of December 31, 2015, within the condensed consolidated balance sheets to conform to the current period presentation. Other than these reclassifications and additional disclosures, the adoption of ASU 2015-03 did not have an impact on our consolidated financial position, results of operations or cash flows.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which the adjustment amounts are determined. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. We adopted the provisions of ASU 2015-16 on January 1, 2016. The adoption did not have a material impact on our results of operations or financial position.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, to require that deferred tax liabilities and assets be classified entirely as non-current. This amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted, and the amended guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the effects and timing of the adoption of this new standard, which must be adopted by the first quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)".  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

CONTINGENCIES

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2016, we were not party to any pending legal proceedings.

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
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively:

		Fair Value Measure at March 31, 2016
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$553	$553	$-	$-
Total	$553	$553	$-	$-
Liabilities:
Contingent consideration	$173	$-	$-	$173
Total	$173	$-		$173

		Fair Value Measure at December 31, 2015
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,158	$1,158	$-	$-
Total	$1,158	$1,158	$-	$-
Liabilities:
Contingent consideration	$173	$-	$-	$173
Total	$173	$-	$-	$173

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

Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability of achieving each outcome. Management estimates probabilities and then applies them to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios. The Company has retained a third party expert to assist in determining the value of the contingent consideration.

The valuation of contingent consideration for the FotoPunch acquisition is based on a Monte Carlo simulation model for fiscal 2016 to 2018, with fiscal 2016 being a partial year from January 1, 2016 to June 30, 2016. Management provided revenue projections (unobservable input) of $650, $2,203 and $3,925 for fiscal 2016 (partial year), fiscal 2017 and fiscal 2018, respectively. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value. Management evaluates the fair value on a quarterly basis based upon updated projections.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

The following table summarizes the changes in our contingent consideration:

Balance at December 31, 2015	$173
Change in fair value of contingent consideration	-
Balance at March 31, 2016	$173

Funds held for clients

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets. Funds held for clients are held in demand deposit accounts at major financial institutions and are classified as a current asset on our Condensed Consolidated Balance Sheets since these funds are held solely for the purposes of satisfying the client fund obligations.

Client fund obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Condensed Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client fund obligations as a current liability on the Condensed Consolidated Balance Sheets totaling $28,608 and $0 as of March 31, 2016 and December 31, 2015, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Condensed Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client fund investments with original maturities of ninety days or less on a net basis within the net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client fund obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Condensed Statements of Consolidated Cash Flows.

NOTE 4 – ACQUISITIONS

2016 Acquisition

Through the stock and asset purchases described below, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Stock Purchase Agreement

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March 2018, with the first installment of principal due in March 2017 and the second installment of principal due in March 2018. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants. Details regarding the financing of the acquisition are described in the below Notes Payable table. Transaction costs for this acquisition were $706 and we expensed them as incurred. The acquisition costs are included in other income(loss) in the Condensed Consolidated Income Statement for three months ended March 31, 2016.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

Asset Purchase Agreement

In March 2016, we also acquired substantially all the assets of Mangrove COBRAsource Inc., a benefits administration services business which then was a wholly owned subsidiary of Mangrove. The aggregate consideration for the assets was $1,036, which Mangrove COBRAsource applied to pay off certain loan balances. The Asset Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

Following is the purchase price allocation for the acquisition of Mangrove. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for this acquisition upon preliminary calculations and valuations.  Our estimates and assumptions for this acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets and liabilities acquired, certain legal matters and income and non-income based taxes.

We recorded the transaction using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $8,700 of intangible assets subject to amortization consist of $1,200 allocated to Customer Relationships, $6,900 in Developed Technology and $600 for Trade Names.  We estimated the fair value of the Customer Relationships and Developed Technology using the excess earnings method, a form of the income approach. We discounted cash flow projections using a rate of 18.1%, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations to us. We estimated the fair value of the Trade Names using the relief from royalty method based upon a 1.2% royalty rate for the payroll division and 0.5% for the benefits administration services business.

The Company believes significant synergies are expected to arise from this strategic acquisition. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of acquired goodwill will be deductible for tax purposes.

We based the allocations on fair values at the date of acquisition:

Amount
Assets acquired
Accounts receivable	$523
Funds held for clients	16,419
Fixed assets	258
Other assets	28
Goodwill	9,123
Intangibles	8,700
Total assets acquired	$35,051

Liabilities assumed
Accounts payable	64
Accrued other liabilities	568
Client fund obligations	16,419
Total liabilities assumed	$17,051
Net assets acquired	$18,000

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data or otherwise noted)

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operation for the three months ended March 31, 2016 and 2015 gives effect to the acquisition of Mangrove and the acquisition of assets of COBRAsource as if we had completed them on January 1, 2015. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as January 1, 2015, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2016	2015
Revenues	$8,850	$8,416
Net (loss)	$(782)	$(707)
Net (loss) per common share:
Basic and diluted	$(0.12)	(0.12)

Weighted average shares outstanding:
Basic and diluted	6,290	6,055

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Asure’s goodwill relates to the acquisitions of ADI and Legiant in 2011, the acquisition of PeopleCube in 2012 and the acquisitions of FotoPunch and Roomtag in 2014 and Mangrove in 2016.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2015	$17,436
Goodwill recognized upon acquisition of Mangrove	9,123
Foreign exchange adjustments to goodwill	(3)
Balance at March 31, 2016	$26,556

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2016 and December 31, 2015 are as follows:

		March 31, 2016
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	12.7	$10,915	$(2,351)	$8,564
Customer Relationships	7.3	14,011	(9,264)	4,747
Reseller Relationships	7	853	(548)	305
Trade Names	14.5	1,294	(672)	622
Covenant not-to-compete	2	229	(225)	4
	14.6	$27,302	$(13,060)	$14,242

		December 31, 2015
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,015	$(2,208)	$1,807
Customer Relationships	7.2	12,811	(8,959)	3,852
Reseller Relationships	7	853	(518)	335
Trade Names	5	694	(669)	25
Covenant not-to-compete	2	229	(222)	7
	7.3	$18,602	$(12,576)	$6,026

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended March 31, 2016 and 2015 were $377 and $505, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $107 and $106 for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of March 31, 2016:

Calendar Years
2016	$1,698
2017	2,245
2018	1,897
2019	1,262
2020	698
Thereafter	6,442
$14,242

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of March 31, 2016	Balance as of December 31, 2015
Subordinated Notes Payable- Mangrove acquisition	3/18/2018	3.50%	6,000	-
Term Loan - Wells Fargo	3/31/2019	5.00%	26,188	13,687
Total Notes Payable			$32,188	$13,687
Short-term notes payable			$4,964	$1,031
Long-term notes payable			$27,224	$12,656

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2016	$1,473
December 31, 2017	5,455
December 31, 2018	5,619
December 31, 2019	19,641
Gross Notes Payable	$32,188

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

The Credit Agreement also provides for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provides for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions. As of March 31, 2016, $0 was outstanding and $3,000 was available for borrowing under the revolver.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The term loan and revolving loan will bear interest, at our option, at (i) the greater of 1% or LIBOR, plus an applicable margin or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. We have elected to use the LIBOR rate plus the applicable margin, which was has remained constant at 5% since the inception of the loan. Interest is payable quarterly and the margin varies based upon our leverage ratio. See table below of applicable margin rates prior to the amendment effective November 11, 2015.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1.0	2.50%	3.50%
< 2.25:1.0	2.00%	3.00%

As discussed below, the Credit Agreement was amended in November 2015. See table below of applicable margin rates as of November 11, 2015 through March 31, 2016.

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
> 3.25:1.0	3.50%	4.50%
< 3.25:1.0 but > 2.75:1.0	3.00%	4.00%
< 2.75:1.0 but > 2.25:1.0	2.50%	3.50%
< 2.25:1.0	2.00%	3.00%

We may voluntarily prepay the principal amount outstanding under the revolving loan at any time without penalty or premium.  However, we must pay a premium if we make a voluntary prepayment of outstanding principal under the term loan during the first two years following the closing date or if we are required to prepay outstanding principal under the Credit Agreement with proceeds resulting from certain asset sales or debt incurrence. The premium is 1% or 0.5% of the principal amount being prepaid depending on whether the prepayment occurs on or before the first anniversary of the closing date or subsequent to the first anniversary date through the second anniversary of the closing date. In addition, we are required to repay outstanding principal on an annual basis with 50% of excess cash flow, certain over advances, asset sale proceeds, debt proceeds, and proceeds from judgements and settlements. As of March 31, 2016, none of these payments were due.

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
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

We amended our Credit Agreement with Wells Fargo Bank, N.A., in March 2016. Under this amendment, we expanded our overall credit facility by $12,500 to $29,188. The amendment changes the applicable margin rates for determining the interest rate payable on the loan as follows:

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
≤ 2.75:1	3.50%	4.50%
> 2.75:1 but ≤ 3.25:1	4.00%	5.00%
≥ 3.25:1	4.50%	5.50%

The March 2016 amendment also amends our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends, and transactions with affiliates.

As of March 31, 2016, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as we expect to be generated from ordinary course of operations over the next twelve months.

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

 Subordinated Notes Payable: Mangrove Acquisition Note

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove. Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March 2018, with the first installment of principal of $3,000 due in March 2017 and the second installment of principal of $3,000 due in March 2018.

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended March 31, 2016 and 2015 were $39 and $37, respectively. We issued 1,500 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended March 31, 2016 and 9,700 for the three months ended March 31, 2015, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 546,000 options granted and outstanding pursuant to the 2009 Plan as of March 31, 2016.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2015	$(78)	$(78)
Other comprehensive loss before reclassifications	35	35
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	35	35
Ending balance, March 31, 2016	$(43)	$(43)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2016
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$35	$—	$35

Other comprehensive loss	$35	$—	$35

NOTE 9 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 546,000 and 971,000 shares as of March 31, 2016 and 2015, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2016 and 2015:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2016	2015
Net loss	$(1,554)	$(483)
Weighted-average shares of common stock outstanding	6,290,000	6,055,000
Basic and diluted net loss per share	$(0.25)	$(0.08)

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

OVERVIEW

The following review of Asure’s financial position as of March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015 should be read in conjunction with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading global provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable companies of all sizes and complexities to operate more efficiently and proactively manage costs associated with their most expensive assets: real estate, labor and technology.

We currently offer two main product lines, AsureSpace™ and AsureForce®.  Our AsureSpace™ Agile Workplace  management solutions enable organizations to manage their office environments and optimize real estate utilization.  Our AsureForce® time and labor management solutions help organizations optimize labor and labor administration costs and activities. For both product lines, support and professional services are other key elements of our software and services business. As an extension of our perpetual software product offerings, Asure offers our customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to our software products.   We also provide installation of and training on our products, add-on software customization and other professional services on a global scale.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Loss:

	FOR THE THREE MONTHS ENDED March 31,
	2016	2015
Revenues	100%	100%
Gross margin	74.3	73.9
Selling, general and administrative	64.4	54.5
Research and development	12.1	11.7
Amortization of intangible assets	5.6	8.0
Total operating expenses	82.0	74.1
Total other loss, net	(14.7)	(6.5)
Net loss	(23.1)	(7.6)

THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED March 31,
Revenue	2016	2015	Increase (Decrease)%
Cloud revenue	$3,862	$3,371	$491	14.6
Hardware revenue	693	585	108	18.5
Maintenance and support revenue	1,239	1,566	(327)	(20.9)
On premise software license revenue	140	166	(26)	(15.7)
Professional services revenue	788	644	144	22.4
Total revenue	$6,722	$6,332	$390	6.2

Revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Our product offerings are categorized into AsureSpace™ and AsureForce®. AsureSpace™ offers workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® offers time and labor management solutions which help organizations optimize labor and labor administration costs and activities. Both product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premise software license revenue and professional services revenue. AsureSpace™ revenues include PeopleCube, Meeting Room Manager and Roomtag revenues. AsureForce® revenues include ADI, Legiant, iEmployee, FotoPunch and Mangrove revenues.

Revenue for the three months ended March 31, 2016 was $6,722, an increase of $390 or 6.2%, from the $6,332 reported for the three months ended March 31, 2015. Cloud revenue increased from the first quarter of 2015 due to our continued emphasis on selling integrated cloud based solutions. AsureSpace™ revenue for the three months ended March 31, 2016 was $3,734, a slight decrease of $49 or 1.3%, from the $3,783 recorded for the three months ended March 31, 2015. AsureSpace™ cloud and hardware revenues increased, offset by decreases in maintenance and support, on premise software license and professional services revenues. Cloud revenue increased $196, or 10.8%, and hardware revenue increased $90, or 36.9%, over the three months ended March 31, 2015. The largest decrease was in maintenance and support revenue of $255, or 23.7%, primarily caused by the movement of customers from on premise to on demand, cloud based solutions. AsureForce® revenue for the three months ended March 31, 2016 was $2,988, an increase of $439 or 17.2%, from the $2,549 recorded for the three months ended March 31, 2015. This increase was primarily due to the acquisition of Mangrove in March 2016, resulting in $368 of revenue in the first quarter of 2016. Cloud, hardware, on premise software license and professional services revenues increased, with the largest increases in cloud revenue of $294, or 18.9%, and professional services revenue of $155, or 176.1%, over the three months ended March 31, 2015. These increases were offset by a decrease in AsureForce® maintenance and support revenue of $71, or 14.6%, as compared to the three months ended March 31, 2015.

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

In addition to continuing to develop our workforce and Agile Workplace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based Agile Workplace technologies. Our March 2016 acquisitions from Mangrove enable us to enter into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Gross Margin

Consolidated gross margin for the three months ended March 31, 2016 was $4,992, an increase of $312, or 6.7%, from the $4,680 reported for the three months ended March 31, 2015.  Gross margin as a percentage of revenues was 74.3% and 73.9% for the three months ended March 31, 2016 and 2015, respectively. We attribute the decrease in gross margin to a shift in the mix of our revenue between our higher margin and lower margin product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2016 were $4,327, an increase of $878 or 25.5%, from the $3,449 reported for the three months ended March 31, 2015.  SG&A expenses as a percentage of revenues were 64.4% and 54.5% for the three months ended March 31, 2016 and 2015, respectively.

We’ve reorganized our sales team in 2015 to increase our focus on larger deals in the enterprise and global markets, resulting in higher headcount and increased selling expenses, We continue to evaluate any unnecessary expenses and any increases in SG&A are designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2015 were $811, an increase of $73, or 10.0%, from the $738 reported for the three months ended March 31, 2015. R&D expenses as a percentage of revenues were 12.1% and 11.7% for the three months ended March 31, 2016 and 2015, respectively.

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

Amortization of Intangible Assets

Amortization expenses for the three months ended March 31, 2016 were $377, a decrease of $128, or 25.3%, from the $505 reported for the three months ended March 31, 2015. Amortization expenses as a percentage of revenues were 5.6% and 8.0% for the three months ended March 31, 2016 and 2015, respectively.

Other Income and Loss

Other loss for the three months ended March 31, 2016 was $987, an increase of $576, or 140.1%, from the $411 reported for the three months ended March 31, 2015. Other loss as a percentage of revenues was 14.7% and 6.5% for the three months ended March 31, 2016 and 2015, respectively.  Other loss for the three months ended March 31, 2016 is composed primarily of $706 in one-time professional expenses related to the acquisition of Mangrove in March 2016 and interest expense on notes payable of $292. Other loss for the three months ended March 31, 2015 is composed primarily of interest expense on notes payable of $280 and a loss on lease termination of $110.

Income Taxes

Income tax expense for the three months ended March 31, 2016 was $44, a decrease of $16, or 26.7%, from the $60 reported for the three months ended March 31, 2015.

Net Loss

We incurred a net loss of $1,554, or $(0.25) per share, during the three months ended March 31, 2016, compared to a net loss of $483 or $(0.08) per share reported for the three months ended March 31, 2015.  Net loss as a percentage of total revenues was 23.1% for the three months ended March 31, 2016 compared to net loss of 7.6% of total revenues for the three months ended March 31, 2015.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	March 31,	December 31,
	2016	2015

Working capital deficit	$(13,238)	$(8,593)
Cash, cash equivalents and short-term investments	553	1,158

	For the Three Months Ended
	March 31,
	2016	2015

Cash provided by operating activities	$(638)	$546
Cash used in investing activities	(24,205)	(632)
Cash provided by financing activities	24,201	29

Working Capital.  We had a working capital deficit of $13,238 at March 31, 2016, an increase in our deficit of $4,645 from the $8,593 deficit at December 31, 2015. The working capital deficit at March 31, 2016 and December 31, 2015 includes $10,523 and $10,803 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital deficit to an increase in our current notes payable of $3,787, due to the acquisition of Mangrove in the first quarter of 2016.

Operating Activities.  Cash used in operating activities was $638 for the three months ended March 31, 2016. The $638 of cash used in operating activities during the first quarter of 2016 was primarily driven by net income (after adjustment for non-cash items) of $789, a decrease in accounts payable of $798 and a decrease in other accrued liabilities of $748. This was offset by increases in deferred revenue of $637, as well as decreases in accounts receivable of $723, prepaid expenses and other assets of $187, and inventory of $150, respectively. The $546 of cash provided by operating activities during the first quarter of 2015 was primarily driven by net income (after adjustment for non-cash items) of $362, an increase in accounts payable of $648 as well as a decrease in accounts receivable of $401. This was offset by an increase in prepaid expenses and other assets of $195, a decrease in accrued expenses and deferred revenue of $65 and $512, respectively.

Investing Activities.  Cash used in investing activities was $24,205 and $632 for the three months ended March 31, 2016 and March 31, 2015, respectively, due primarily to the acquisition of Mangrove and the increase in funds held for clients in the first quarter of 2016 and due to net purchases of property and equipment in the three months ended March 31, 2015.

Financing Activities.  Cash provided by financing activities was $24,201 for the three months ended March 31, 2016. We incurred $12,500 of debt and $12,189 of client fund obligations, primarily due to the cash used in the acquisition of Mangrove and the increase in funds held for clients in the first quarter of 2016. This is offset by debt financing fees of $438. Cash provided by financing activities was $29 for the three months ended March 31, 2015. We incurred $1,000 of debt. This is offset by note payments of $887 and debt financing fees of $75.

Sources of Liquidity.  As of March 31, 2016, Asure’s principal sources of liquidity consisted of approximately $553 of cash and cash equivalents and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

Capital Resources. At March 31, 2016, we had $26,188 outstanding under our credit agreement with Wells Fargo. Available funds under the term credit facility were approximately $0 and under the revolving credit facility were approximately $3,000 at March 31, 2016. For further discussion regarding debt and financing arrangements, see Note 6 to the accompanying condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies and estimates since December 31, 2015.  For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2015 Annual Report on Form 10-K.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

ITEM  4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 12, 2016	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 12, 2016	By:	/s/ BRAD WOLFE
Brad Wolfe
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith