Form 10-Q
period 2016-06-30
ASURE SOFTWARE INC
filed 2016-08-15
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, the registrant had outstanding 6,516,596 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$283	$1,158
Accounts and note receivable, net of allowance for doubtful accounts of $113 and $145 at June 30, 2016 and December 31, 2015, respectively	6,180	4,671
Inventory	516	784
Prepaid expenses and other current assets	1,422	1,072
Total current assets before funds held for clients	8,401	7,685
Funds held for clients	24,525	-
Total current assets	32,926	7,685
Property and equipment, net	2,003	2,212
Goodwill	26,265	17,436
Intangible assets, net	13,510	6,026
Other assets	100	458
Total assets	$74,804	$33,817
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable, net of debt issuance cost	$4,901	$909
Accounts payable	2,418	2,670
Accrued compensation and benefits	1,099	715
Other accrued liabilities	1,489	1,181
Deferred revenue	9,341	10,803
Total current liabilities before client fund obligations	19,248	16,278
Client fund obligations	24,525	-
Total current liabilities	43,773	16,278
Long-term liabilities:
Deferred revenue	1,545	947
Notes payable, net of debt issuance cost	26,074	12,384
Other liabilities	363	490
Total long-term liabilities	27,982	13,821
Total liabilities	71,755	30,099
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,901 and 6,674 shares issued, 6,517 and 6,290 shares outstanding at June 30, 2016 and December 31, 2015, respectively	69	67
Treasury stock at cost, 384 shares at June 30, 2016 and December 31, 2015	(5,017)	(5,017)
Additional paid-in capital	280,280	279,649
Accumulated deficit	(272,321)	(270,903)
Accumulated other comprehensive income (loss)	38	(78)
Total stockholders’ equity	3,049	3,718
Total liabilities and stockholders’ equity	$74,804	$33,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2016	2015	2016	2015
Revenues:
Cloud revenue	$5,389	$3,417	$9,251	$6,788
Hardware revenue	1,275	1,047	1,968	1,632
Maintenance and support revenue	1,192	1,541	2,431	3,107
On premise software license revenue	458	321	598	487
Professional services revenue	1,350	833	2,138	1,477
Total revenues	9,664	7,159	16,386	13,491
Cost of sales	2,176	1,879	3,906	3,531
Gross margin	7,488	5,280	12,480	9,960

Operating expenses
Selling, general and administrative	5,480	3,612	9,807	7,061
Research and development	645	743	1,456	1,481
Amortization of intangible assets	626	504	1,003	1,009
Total operating expenses	6,751	4,859	12,266	9,551

Income from operations	737	421	214	409

Other income (loss)
Interest income	-	-	10	-
Loss on lease termination	-	-	-	(110)
Foreign currency gain (loss)	1	3	2	(8)
Interest expense and other	(560)	(279)	(852)	(561)
Interest expense- amortization of original issue discount (OID)	-	(8)	-	(16)
Acquisition costs	-	-	(706)	-
Total other loss, net	(559)	(284)	(1,546)	(695)

Income (loss) from operations before income taxes	178	137	(1,332)	(286)
Income tax provision	(42)	(42)	(86)	(102)
Net income (loss)	$136	$95	$(1,418)	$(388)
Other comprehensive income (loss)
Foreign currency gain (loss)	81	(41)	116	(35)
Other comprehensive income (loss)	$217	54	$(1,302)	$(423)

Basic and diluted net income (loss) per share
Basic	$0.02	$0.02	$(0.23)	$(0.06)
Diluted	$0.02	$0.02	$(0.23)	$(0.06)
Weighted average basic and diluted shares
Basic	6,294,000	6,066,000	6,292,000	6,061,000
Diluted	6,429,000	6,231,000	6,292,000	6,061,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,418)	$(388)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	1,706	1,553
Provision for doubtful accounts	10	40
Share-based compensation	106	98
Other	-	26
Changes in operating assets and liabilities:
Accounts receivable	(1,059)	96
Inventory	268	(143)
Prepaid expenses and other assets	86	(922)
Accounts payable	(316)	572
Accrued expenses and other long-term obligations	397	(196)
Deferred revenue	(864)	126
Net cash (used in) provided by operating activities	(1,084)	862

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(12,000)	-
Purchases of property and equipment	(24)	(989)
Disposals of property and equipment	-	18
Collection of note receivable	64	-
Net change in funds held for clients	(8,106)	-
Net cash used in investing activities	(20,066)	(971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,335	2,500
Payments on notes payable	(3,274)	(2,875)
Payments on amendment of senior notes payable	-	(75)
Debt financing fees	(438)	-
Payments on capital leases	(106)	(97)
Net proceeds from exercise of stock options	528	585
Net change in client fund obligations	8,106	-
Net cash provided by financing activities	20,151	38

Effect of foreign exchange rates	124	(36)

Net decrease in cash and cash equivalents	(875)	(107)
Cash and cash equivalents at beginning of period	1,158	320
Cash and cash equivalents at end of period	$283	$213

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$456	$586

Non-cash Investing and Financing Activities:
Note receivable from customer	-	601
Subordinated notes payable – Mangrove acquisition	6,000	-

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2016 and December 31, 2015, the results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015.

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

LIQUIDITY

As of June 30, 2016, Asure’s principal sources of liquidity consisted of approximately $283 of cash and cash equivalents, future cash generated from operations and $3,000 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued FASB ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” ASU 2016-11 rescinds certain SEC staff comments previously made in regard to these ASU’s. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” that provide guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. We are currently evaluating the effect that the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016- 10, ASU 2016-11 and ASU 2016-12 will have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03,” Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at the June 18, 2015 Emerging Issues Task Force ("EITF") Meeting”. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity should apply each amendment retrospectively. We adopted ASU 2015-03 on January 1, 2016 for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 on our current period condensed consolidated financial statements was the classification of all deferred financing costs as a deduction to the corresponding debt in addition to the reclassification of deferred financing costs in other current and long term assets to short and long term notes payable as of December 31, 2015, within the condensed consolidated balance sheets to conform to the current period presentation. Other than these reclassifications and additional disclosures, the adoption of ASU 2015-03 did not have an impact on our consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect of adopting ASU 2015-11 on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which the adjustment amounts are determined. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. We adopted the provisions of ASU 2015-16 on January 1, 2016. The adoption did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17,” Income Taxes: Balance Sheet Classification of Deferred Taxes”, to require that deferred tax liabilities and assets be classified entirely as non-current. This amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted, and the amended guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the effects and timing of the adoption of ASU 2015-17, which must be adopted by the first quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)".  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

CONTINGENCIES

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2016, we were not party to any pending legal proceedings.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

		Fair Value Measure at June 30, 2016
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$283	$283	$-	$-
Total	$283	$283	$-	$-
Liabilities:
Contingent consideration	$173	$-	$-	$173
Total	$173	$-	$-	$173

		Fair Value Measure at December 31, 2015
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,158	$1,158	$-	$-
Total	$1,158	$1,158	$-	$-
Liabilities:
Contingent consideration	$173	$-	$-	$173
Total	$173	$-	$-	$173

The following summarizes quantitative information about Level 3 fair value measurements.

Contingent consideration

In connection with the acquisition of FotoPunch, Inc. (“FotoPunch”) in July 2014, we recorded contingent consideration based upon the expected achievement of certain milestone goals. We will record any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model in selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The valuation of contingent consideration for the FotoPunch acquisition is based on a Monte Carlo simulation model for fiscal 2016 to 2018, with fiscal 2016 being a partial year from January 1, 2016 to June 30, 2016. Management provided revenue projections (an unobservable input) of $650, $2,203 and $3,925 for fiscal 2016 (partial year), fiscal 2017 and fiscal 2018, respectively. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value. Management evaluates the fair value on a quarterly basis based upon updated projections.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

The following table summarizes the changes in our contingent consideration:

Balance at December 31, 2015	$173
Change in fair value of contingent consideration	-
Balance at June 30, 2016	$173

Funds held for clients

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client fund obligations on our Condensed Consolidated Balance Sheets. Funds held for clients are held in demand deposit accounts at major financial institutions and are classified as a current asset on our Condensed Consolidated Balance Sheets since these funds are held solely for the purposes of satisfying the client fund obligations.

Client fund obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Condensed Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client fund obligations as a current liability on the Condensed Consolidated Balance Sheets totaling $24,525 and $0 as of June 30, 2016 and December 31, 2015, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying client funds obligations.  The Company has reported cash flows related to purchases, sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Condensed Statements of Consolidated Cash Flows.  The Company has reported cash flows related to client fund investments with original maturities of ninety days or less on a net basis within the net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client fund obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported cash flows related to cash received from and paid on behalf of clients on a net basis within the net increase in client fund obligations in the financing activities section of the Condensed Statements of Consolidated Cash Flows.

NOTE 4 – ACQUISITIONS

2016 Acquisition

Through the stock and asset purchases described below, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Stock Purchase Agreement

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March 2018, with the first installment of principal due in March 2017 and the second installment of principal due in March 2018. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants. Details regarding the financing of the acquisition are described in the below Notes Payable table. Transaction costs for this acquisition were $706 and we expensed them as incurred. The acquisition costs are included in other income (loss) in the Condensed Consolidated Statement of Comprehensive Income (Loss) for six months ended June 30, 2016.

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

We based the allocations on fair values at the date of acquisition:

Amount
Assets acquired
Accounts receivable	$523
Funds held for clients	16,419
Fixed assets	258
Other assets	28
Goodwill	8,837
Intangibles	8,700
Total assets acquired	$34,765

Liabilities assumed
Accounts payable	64
Accrued other liabilities	282
Client fund obligations	16,419
Total liabilities assumed	$16,765
Net assets acquired	$18,000

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data or otherwise noted)

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operation for the three and six months ended June 30, 2016 and 2015 gives effect to the acquisition of Mangrove and the acquisition of assets of COBRAsource as if we had completed them on January 1, 2015. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as of January 1, 2015, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	JUNE 30,	JUNE 30,
	2016	2015
Revenues	$9,664	$8,959
Net income (loss)	$136	$(493)
Net income (loss) per common share:
Basic and diluted	$0.02	(0.08)

Weighted average shares outstanding:
Basic	6,294	6,066
Diluted	6,429	6,231

	FOR THE SIX MONTHS ENDED JUNE 30,	FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015
Revenues	$18,514	$17,375
Net loss	$(596)	$(1,200)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	$6,292	$6,061

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Asure’s goodwill relates to the acquisitions of ADI and Legiant in 2011, the acquisition of PeopleCube in 2012, and the acquisitions of FotoPunch and Roomtag in 2014 and Mangrove in 2016.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2015	$17,436
Goodwill recognized upon acquisition of Mangrove	8,837
Foreign exchange adjustments to goodwill	(8)
Balance at June 30, 2016	$26,265

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

		June 30, 2016
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	12.7	$10,915	$(2,702)	$8,213
Customer Relationships	7.3	14,011	(9,599)	4,412
Reseller Relationships	7	853	(579)	274
Trade Names	14.5	1,294	(684)	610
Covenant not-to-compete	2	229	(228)	1
	14.6	$27,302	$(13,792)	$13,510

		December 31, 2015
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,015	$(2,208)	$1,807
Customer Relationships	7.2	12,811	(8,959)	3,852
Reseller Relationships	7	853	(518)	335
Trade Names	5	694	(669)	25
Covenant not-to-compete	2	229	(222)	7
	7.3	$18,602	$(12,576)	$6,026
We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended June 30, 2016 and 2015 were $626 and $504, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $106 and $106 for the three months ended June 30, 2016 and 2015, respectively. Amortization expenses for the six months ended June 30, 2016 and 2015 were $1,003 and $1,009 included in Operating Expenses, and $213 and $212, respectively, included in Cost of Sales.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2016:

Calendar Years
2016	$1,130
2017	2,245
2018	1,897
2019	1,264
2020	698
Thereafter	6,276
$13,510

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of June 30, 2016	Balance as of December 31, 2015
Subordinated Notes Payable- Mangrove acquisition	3/18/2018	3.50%	$6,060	$-
Term Loan - Wells Fargo	3/31/2019	5.00%	25,696	13,687
Total Notes Payable			$31,756	$13,687
Short-term notes payable, gross			$5,187	$1,031
Long-term notes payable, gross			$26,569	$12,656

On January 1, 2016, we adopted ASU 2015-03 for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 on our current period condensed consolidated financial statements was the classification of all deferred financing costs as a deduction to corresponding debt in addition to the reclassification of deferred financing costs in other current and long term assets to short and long term notes payable as of December 31, 2015, within the Condensed Consolidated Balance Sheets to conform to the current period presentation. The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at June 30, 2016	Debt Issuance Costs	Net Notes Payable at June 30, 2016
Short-term notes payable	$5,187	$(286)	$4,901
Long-term notes payable	26,569	(495)	26,074
Total Notes Payable	$31,756	$(781)	$30,975

Notes Payable	Gross Notes Payable at December 31, 2015	Debt Issuance Costs	Net Notes Payable at December 31, 2015
Short-term notes payable	$1,031	$(122)	$909
Long-term notes payable	12,656	(272)	12,384
Total Notes Payable	$13,687	$(394)	$13,293

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2016	$982
December 31, 2017	5,455
December 31, 2018	5,678
December 31, 2019	19,641
Gross Notes Payable	$31,756

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Term Loan - Wells Fargo

In March 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and the lenders that are party thereto. The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions. In March 2014 and in connection with the Credit Agreement, we and our wholly-owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly-owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

The Credit Agreement provided for a term loan in the amount of $15,000 maturing in March 2019. We used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath and the payment of certain fees, cost and expenses related to the Credit Agreement.

The Credit Agreement also provided for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. As of June 30, 2016, $0 was outstanding and $3,000 was available for borrowing under the revolver.

Additionally, the Credit Agreement provided for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions.

Under the Credit Agreement, we were required to maintain a fixed charge coverage ratio of not less than 1.5 to 1.0 beginning with the quarter ended June 30, 2014 and each calendar quarter thereafter, and a leverage ratio of not greater than 3.5 to 1.0 beginning with the quarter ended June 30, 2014 with the levels stepping down thereafter. We amended the Credit Agreement in August 2014, March 2015 and November 2015. The August 2014 amendment revised the leverage ratio beginning with the quarter ended September 30, 2014 to a leverage ratio of not greater than 3.6 to 1.0 with the levels stepping down thereafter. The March 2015 amendment authorized us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and revised the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter.  The November 2015 amendment increased the applicable margin relative to the LIBOR rate upon which we compute the interest payable.  We agreed that if our leverage ratio is (a) less than or equal to 2.25:1, (b) greater than 2.25:1 but less than or equal to 2.75:1, (c) greater than 2.75:1 but less than or equal to 3.25:1 or (d) greater than 3.25:1, the applicable margin relative to the LIBOR rate would be 3.00, 3.50, 4.00 or 4.50 percentage points, respectively. We further agreed that until the leverage ratio testing period ending September 30, 2016, we will pay interest based on the 4.50 percentage point margin level.

In March 2016, we amended the Credit Agreement. Under this amendment, we expanded the Credit Agreement by $12,500 to $29,188. The amendment changes the applicable margin rates for determining the interest rate payable on the loan as follows:

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
≤ 2.75:1	3.50%	4.50%
> 2.75:1 but ≤ 3.25:1	4.00%	5.00%
≥ 3.25:1	4.50%	5.50%

The March 2016 amendment also amends our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends and transactions with affiliates.

The outstanding principal amount of the term loan is payable as follows:

·          $491 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·          $655 on June 30, 2017 and the last day of each fiscal quarter thereafter, with a final payment of the remaining balance due on March 31, 2019

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

As of June 30, 2016, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or as we expect to generate from the ordinary course of operations over the next twelve months.

 Subordinated Notes Payable: Mangrove Acquisition Note

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove. Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from the Credit Agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March 2018, with the first installment of principal of $3,000 due in March 2017 and the second installment of principal of $3,000 due in March 2018.

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended June 30, 2016 and 2015 were $67 and $61, respectively, and $106 and $98 for the six months ended June 30, 2016 and 2015, respectively. We issued 235,000 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended June 30, 2016 and 230,000 for the three months ended June 30, 2015, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 549,000 options granted and outstanding pursuant to the 2009 Plan as of June 30, 2016.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive income (loss) includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss) Items
Beginning balance, December 31, 2015	$(78)	$(78)
Other comprehensive income before reclassifications	116	116
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income	116	116
Ending balance, June 30, 2016	$38	$38

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 9 – NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share based on the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 664,000 shares for the six months ended June 30, 2016 and 685,000 shares for the six months ended June 30, 2015, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2016 and 2015:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$136	$95	$(1,418)	$(388)

Weighted-average shares of common stock outstanding	6,294,000	6,066,000	6,292,000	6,061,000
Dilutive effect of employee stock options	135,000	165,000	-	-
Weighted average shares for diluted net income (loss) per share	6,429,000	6,231,000	6,292,000	6,061,000
Basic net income (loss) per share	$0.02	$0.02	$(0.23)	$(0.06)
Diluted net income (loss) per share	$0.02	$0.02	$(0.23)	$(0.06)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to —  adverse changes in the economy, financial markets, and credit markets; delays or reductions in information technology spending;  the development of the market for cloud based workplace applications; product development; market acceptance of new products and product improvements; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns and laws; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to hire, retain and motivate employees;  our ability to manage our growth; our ability to realize benefits from acquisitions;  changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in laws and regulations; changes in the Internet infrastructure; and changes in accounting standards. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

OVERVIEW

The following review of Asure’s financial position as of June 30, 2016 and December 31, 2015 and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading global provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable companies of all sizes and complexities to operate more efficiently and proactively manage costs associated with their most expensive assets: real estate, labor and technology.

We currently offer two main product lines, AsureSpace™ and AsureForce®.  Our AsureSpace™ Agile Workplace management solutions enable organizations to manage their office environments and optimize real estate utilization.  Our AsureForce® time and labor management solutions help organizations optimize labor and labor administration costs and activities. With our acquisitions of Mangrove Employer Services, Inc. and the assets of Mangrove COBRAsource Inc. in March 2016, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line. For both product lines, support and professional services are other key elements of our software and services business. As an extension of our perpetual software product offerings, Asure offers our customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to our software products.   We also provide installation of and training on our products, add-on software customization and other professional services on a global scale.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Revenues	100%	100%	100%	100%
Gross margin	77.5	73.8	76.2	73.8
Selling, general and administrative	56.7	50.5	59.8	52.3
Research and development	6.7	10.4	8.9	11.0
Amortization of intangible assets	6.5	7.0	6.1	7.5
Total operating expenses	69.9	67.9	74.9	70.8
Other loss, net	(5.8)	(4.0)	(9.4)	(5.2)
Net income (loss)	1.4	1.3	(8.7)	(2.9)

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED June 30,
Revenue	2016	2015	Increase (Decrease)%
Cloud revenue	$5,389	$3,417	$1,972	57.7
Hardware revenue	1,275	1,047	228	21.8
Maintenance and support revenue	1,192	1,541	(349)	(22.6)
On premise software license revenue	458	321	137	42.7
Professional services revenue	1,350	833	517	62.1
Total revenue	$9,664	$7,159	$2,505	35.0

	FOR THE SIX MONTHS ENDED June 30,
Revenue	2016	2015	Increase (Decrease)%
Cloud revenue	$9,251	$6,788	$2,463	36.3
Hardware revenue	1,968	1,632	336	20.6
Maintenance and support revenue	2,431	3,107	(676)	(21.8)
On premise software license revenue	598	487	111	22.8
Professional services revenue	2,138	1,477	661	44.8
Total revenue	$16,386	$13,491	$2,895	21.5

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

Revenue for the three months ended June 30, 2016 was $9,664, an increase of $2,505, or 35.0%, from the $7,159 reported for the three months ended June 30, 2015. Cloud revenue increased from the second quarter of 2015 due to our continued emphasis on selling integrated cloud based solutions. AsureSpace™ revenue for the three months ended June 30, 2016 was $4,705, a slight increase of $458 or 10.8%, from the $4,247 recorded for the three months ended June 30, 2015. AsureSpace™ cloud and professional services revenues increased, offset by decreases in hardware, maintenance and support and on premise software license revenues. Cloud revenue increased $257, or 13.9%, and professional services revenue increased $379, or 62.4%, over the three months ended June 30, 2015. The largest decrease was in maintenance and support revenue of $196, or 19.1%, primarily caused by the movement of customers from on premise to on demand, cloud based solutions. AsureForce® revenue for the three months ended June 30, 2016 was $4,959, an increase of $2,047, or 70.3%, from the $2,912 recorded for the three months ended June 30, 2015. This increase was primarily due to the acquisition of Mangrove in March 2016, resulting in $1,984 of revenue in the second quarter of 2016. Cloud, hardware, on premise software license and professional services revenues increased, with the largest increases in cloud revenue of $1,716, or 109.5%, and hardware revenue of $193, or 61.2%, over the three months ended June 30, 2015. These increases were offset by a decrease in AsureForce® maintenance and support revenue of $153, or 29.8%, as compared to the three months ended June 30, 2015.

Revenue for the six months ended June 30, 2016 were $16,386, an increase of $2,895, or 21.5%, from the $13,491 reported for the six months ended June 30, 2015.  This increase was primarily due to an increase in cloud, hardware revenue, and professional services, offset by a decrease in maintenance and support revenue. AsureSpace™ revenue for the six months ended June 30, 2016 was $8,440, an increase of $410, or 5.1%, from the $8,030 recorded for the six months ended June 30, 2015. This increase was primarily due to an increase in cloud revenue, hardware revenue and professional services revenue, offset by decreases in maintenance and support, on premise software license revenue. AsureForce® revenue for the six months ended June 30, 2016 was $7,946, an increase of $2,485, or 45.5%, from the $5,461 recorded for the six months ended June 30, 2015. This increase was primarily due to an increase in cloud revenue, hardware revenue, on premise software license revenue and professional services revenue, offset by a decrease in maintenance and support revenue.

Although our total customer base is widely spread across industries, our sales are concentrated in certain industry sectors, including corporate, education, healthcare, government, legal and non-profit.  We continue to target small and medium sized businesses and divisions of larger enterprises in these same industries as prospective customers.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States, Canada and Europe.  Additionally, we have a distribution partner in Australia.   As the overall workforce management solutions market continues to experience significant growth related to SaaS products, we will continue to focus on sales of Meeting Room Manager, On Demand, PeopleCube and ADI SaaS products.

In addition to continuing to develop our workforce and Agile Workplace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based Agile Workplace technologies. Our March 2016 acquisitions from Mangrove enable us to enter into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line.

Gross Margin

Consolidated gross margin for the three months ended June 30, 2016 was $7,488, an increase of $2,208, or 41.8%, from the $5,280 reported for the three months ended June 30, 2015.  Gross margin as a percentage of revenues was 77.5% and 73.8% for the three months ended June 30, 2016 and 2015, respectively. Consolidated gross margin for the six months ended June 30, 2016 was $12,480, an increase of $2,520, or 25.3%, from the $9,960 reported for the six months ended June 30, 2015.  Gross margins as a percentage of revenues were 76.2% and 73.8% for the six months ended June 30, 2016 and 2015, respectively. We attribute the increase in gross margin to a shift in the mix of our revenue between our higher margin and lower margin product lines as well as the addition of Mangrove in the first quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2016 were $5,480, an increase of $1,868, or 51.7%, from the $3,612 reported for the three months ended June 30, 2015.  SG&A expenses as a percentage of revenues were 56.7% and 50.5% for the three months ended June 30, 2016 and 2015, respectively.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2016 were $9,807, an increase of $2,746, or 38.9%, from the $7,061 reported for the six months ended June 30, 2015. SG&A expenses as a percentage of revenues were 59.8% and 52.3% for the six months ended June 30, 2016 and 2015, respectively.
SG&A expenses were higher in the three and six months ended June 30, 2016 as compared to the same periods in 2015 due to integration expenses related to the acquisition of Mangrove in the first quarter of 2016.

In 2015, we reorganized our sales team to increase our focus on larger deals in the enterprise and global markets, resulting in higher headcount and increased selling expenses. We continue to evaluate any unnecessary expenses and any increases in SG&A designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2016 were $645, a decrease of $98, or 13.2%, from the $743 reported for the three months ended June 30, 2015. R&D expenses as a percentage of revenues were 6.7% and 10.4% for the three months ended June 30, 2016 and 2015, respectively.
Research and development (“R&D”) expenses for the six months ended June 30, 2016 were $1,456, a decrease of $25, or 1.7%, from the $1,481 reported for the six months ended June 30, 2015. R&D expenses as a percentage of revenues were 8.9% and 11.0% for the six months ended June 30, 2016 and 2015, respectively.
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

Amortization of Intangible Assets

Amortization expenses for the three months ended June 30, 2016 were $626, an increase of $122, or 24.2%, from the $504 reported for the three months ended June 30, 2015. Amortization expenses as a percentage of revenues were 6.5% and 7.0% for the three months ended June 30, 2016 and 2015, respectively. Amortization expenses for the six months ended June 30, 2016 were $1,003, a decrease of $6, or 0.6% compared to $1,009, reported for the six months ended June 30, 2015. Amortization expenses as a percentage of revenues were 6.1% and 7.5% for the six months ended June 30, 2016 and 2015, respectively.

Other Income and Loss

Other loss for the three months ended June 30, 2016 was $559, an increase of $275, or 96.8%, from the $284 reported for the three months ended June 30, 2015. Other loss as a percentage of revenues was 5.8% and 4.0% for the three months ended June 30, 2016 and 2015, respectively.  Other loss for the three months ended June 30, 2016 and June 30, 2015 are composed primarily of interest expense on notes payable.

Other loss for the six months ended June 30, 2016 was $1,546, an increase of $851, or 122.4%, from the $695 reported for the six months ended June 30, 2015. Other expense as a percentage of revenues was 9.4% and 5.2% for the six months ended June 30, 2016 and 2015, respectively. Other loss for the six months ended June 30, 2016 is composed primarily of $706 in one-time professional expenses related to the acquisition of Mangrove in March 2016 and interest expense on notes payable. Other loss for the six months ended June 30, 2015 is composed primarily of interest expense on notes payable of $561 and a loss on lease termination of $110.

Income Taxes

Provision for income tax expense was $42 for the three months ended June 30, 2016 and 2015.

Provision for income tax expense for the six months ended June 30, 2016 was $86, a decrease of $16, or 15.7%, from the $102 reported for the six months ended June 30, 2015, respectively.

Net Income (Loss)

We recognized net income of $136, or $0.02 per share, during the three months ended June 30, 2016, compared to net income of $95, or $0.02 per share, during the three months ended June 30, 2015. Net income as a percentage of total revenues was 1.4% for the three months ended June 30, 2016 compared to net income of 1.3% of total revenues for the three months ended June 30, 2015.
We incurred a net loss of $1,418, or $(0.23) per share, during the six months ended June 30, 2016, compared to a net loss of $388, or $(0.06) per share reported for the six months ended June 30, 2015.  Net loss as a percentage of total revenues was 8.7% for the six months ended June 30, 2016 compared to net loss of 2.9% of total revenues for the six months ended June 30, 2015.
We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	June 30,	December 31,
	2016	2015

Working capital deficit	$(10,847)	$(8,593)
Cash, cash equivalents and short-term investments	283	1,158

	For the Six Months Ended
	June 30,
	2016	2015

Cash (used in) provided by operating activities	(1,084)	$862
Cash used in investing activities	(20,066)	(971)
Cash provided by financing activities	20,151	38

Working Capital.  We had a working capital deficit of $10,847 at June 30, 2016, an increase in our deficit of $2,254 from the $8,593 deficit at December 31, 2015. The working capital deficit at June 30, 2016 and December 31, 2015 includes $9,341 and $10,803 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital deficit primarily to an increase in our current notes payable of $3,992, due to the acquisition of Mangrove in the first quarter of 2016.

Operating Activities.  Cash used in operating activities was $1,084 for the six months ended June 30, 2016. The $1,084 of cash used in operating activities during the first six months of 2016 was primarily driven by net income (after adjustment for non-cash items) of $404, an increase in inventory of $268 and an increase in other accrued liabilities of $397. This was offset by an increase in accounts receivable of $1,059, a decrease in deferred revenue of $864 and a decrease in accounts payable of $316. The $862 of cash provided by operating activities during the first six months of 2015 was primarily driven by net income (after adjustment for non-cash items) of $1,329, an increase in accounts payable of $572 and deferred revenue of $126, as well as a decrease in accounts receivable of $96. This was offset by an increase in inventory of $143, an increase in prepaid expenses and other assets of $922, and a decrease in accrued expenses of $196.

Investing Activities.  Cash used in investing activities was $20,066 and $971 for the six months ended June 30, 2016 and June 30, 2015, respectively, due primarily to the acquisition of Mangrove and the increase in funds held for clients in the first quarter of 2016 and due to net purchases of property and equipment in the six months ended June 30, 2015.

Financing Activities.  Cash provided by financing activities was $20,151 for the six months ended June 30, 2016. We incurred $15,335 of debt and $8,106 of client fund obligations, primarily due to the cash used in the acquisition of Mangrove and the increase in funds held for clients in the first quarter of 2016. This was offset by payments on notes payable of $3,274 and debt financing fees of $438. Cash provided by financing activities was $38 for the six months ended June 30, 2015. We incurred $2,500 of debt and collected $585 of proceeds from issuance of common stock. This was offset by note payments of $2,875, payments on capital leases of $97, and debt financing fees of $75.

Sources of Liquidity.  As of June 30, 2016, Asure’s principal sources of liquidity consisted of approximately $283 of cash and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

Capital Resources. At June 30, 2016, we had $25,696 outstanding under our credit agreement with Wells Fargo. Available funds were approximately $0 under the term credit facility and approximately $3,000 under the revolving credit facility at June 30, 2016. For further discussion regarding debt and financing arrangements, see Note 6 to the accompanying condensed consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 15, 2016	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 15, 2016	By:	/s/ BRAD WOLFE
Brad Wolfe
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith