Form 10-Q
period 2016-09-30
ASURE SOFTWARE INC
filed 2016-11-14
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, the registrant had outstanding 6,546,380 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$289	$1,158
Accounts and note receivable, net of allowance for doubtful accounts of $136 and $145 at September 30, 2016 and December 31, 2015, respectively	6,599	4,671
Inventory	616	784
Prepaid expenses and other current assets	1,441	1,072
Total current assets before funds held for clients	8,945	7,685
Funds held for clients	12,264	-
Total current assets	21,209	7,685
Property and equipment, net	1,764	2,212
Goodwill	26,263	17,436
Intangible assets, net	12,779	6,026
Other assets	42	458
Total assets	$62,057	$33,817
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable, net of debt issuance cost	$5,099	$909
Accounts payable	2,542	2,670
Accrued compensation and benefits	1,180	715
Other accrued liabilities	1,960	1,181
Deferred revenue	8,905	10,803
Total current liabilities before client fund obligations	19,686	16,278
Client fund obligations	12,264	-
Total current liabilities	31,950	16,278
Long-term liabilities:
Deferred revenue	844	947
Notes payable, net of debt issuance cost	25,464	12,384
Other liabilities	315	490
Total long-term liabilities	26,623	13,821
Total liabilities	58,573	30,099
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 6,916 and 6,674 shares issued, 6,532 and 6,290 shares outstanding at September 30, 2016 and December 31, 2015, respectively	69	67
Treasury stock at cost, 384 shares at September 30, 2016 and December 31, 2015	(5,017)	(5,017)
Additional paid-in capital	280,374	279,649
Accumulated deficit	(272,006)	(270,903)
Accumulated other comprehensive income (loss)	64	(78)
Total stockholders’ equity	3,484	3,718
Total liabilities and stockholders’ equity	$62,057	$33,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Revenues:
Cloud revenue	$5,630	$3,413	$14,881	$10,201
Hardware revenue	676	835	2,644	2,467
Maintenance and support revenue	1,078	1,434	3,509	4,541
On premise software license revenue	754	241	1,352	728
Professional services revenue	1,302	731	3,440	2,208
Total revenues	9,440	6,654	25,826	20,145
Cost of sales	2,026	1,750	5,932	5,281
Gross margin	7,414	4,904	19,894	14,864

Operating expenses
Selling, general and administrative	5,046	3,866	14,853	10,926
Research and development	761	786	2,217	2,267
Amortization of intangible assets	625	505	1,628	1,514
Total operating expenses	6,432	5,157	18,698	14,707

Income (loss) from operations	982	(253)	1,196	157

Other income (loss)
Interest income	-	-	10	-
Loss on lease termination	-	-	-	(110)
Foreign currency gain (loss)	(11)	(5)	(9)	(13)
Loss on debt refinancing	-	(4)	-	(4)
Interest expense and other	(609)	(266)	(1,461)	(828)
Interest expense- amortization of original issue discount (OID)	-	(3)	-	(19)
Acquisition costs	-	-	(706)	-
Total other loss, net	(620)	(278)	(2,166)	(974)

Income (loss) from operations before income taxes	362	(531)	(970)	(817)
Income tax provision	(47)	(43)	(133)	(145)
Net income (loss)	$315	$(574)	$(1,103)	$(962)
Other comprehensive income (loss)
Foreign currency gain (loss)	26	27	142	(8)
Other comprehensive income (loss)	$341	(547)	$(961)	$(970)

Basic and diluted net income (loss) per share
Basic	$0.05	$(0.09)	$(0.17)	$(0.16)
Diluted	$0.05	$(0.09)	$(0.17)	$(0.16)
Weighted average basic and diluted shares
Basic	6,534,000	6,290,000	6,383,000	6,138,000
Diluted	6,548,000	6,290,000	6,383,000	6,138,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,103)	$(962)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	2,686	2,324
Provision for doubtful accounts	50	70
Share-based compensation	166	335
Loss on debt financing	-	4
Other	94	28
Changes in operating assets and liabilities:
Accounts receivable	(1,678)	977
Inventory	169	(530)
Prepaid expenses and other assets	124	(927)
Accounts payable	(189)	542
Accrued expenses and other long-term obligations	951	354
Deferred revenue	(2,000)	(222)
Net cash (used in) provided by operating activities	(730)	1,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(12,000)	-
Purchases of property and equipment	(128)	(1,290)
Disposals of property and equipment	-	18
Collection of note receivable	223	-
Net change in funds held for clients	4,155	-
Net cash used in investing activities	(7,750)	(1 272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	16,823	4,250
Payments on notes payable	(5,173)	(5,527)
Payments on amendment of senior notes payable	-	(75)
Debt financing fees	(438)	-
Payments on capital leases	(158)	(147)
Net proceeds from exercise of stock options	561	585
Net change in client fund obligations	(4,155)	-
Net cash provided by (used in) financing activities	7,460	(914)

Effect of foreign exchange rates	151	(5)

Net decrease in cash and cash equivalents	(869)	(198)
Cash and cash equivalents at beginning of period	1,158	320
Cash and cash equivalents at end of period	$289	$122

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$817	$597

Non-cash Investing and Financing Activities:
Note receivable from customer	-	601
Subordinated notes payable – Mangrove acquisition	6,000	-
Accrued purchases of property and equipment	-	17

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2016 and December 31, 2015, the results of operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015.

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

LIQUIDITY

As of September 30, 2016, Asure’s principal sources of liquidity consisted of approximately $289 of cash and cash equivalents, future cash generated from operations and $2,800 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued FASB ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” ASU 2016-11 rescinds certain SEC staff comments previously made in regard to these ASU’s. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” that provide guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. We are currently evaluating the effect that the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016- 10, ASU 2016-11 and ASU 2016-12 will have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03,” Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at the June 18, 2015 Emerging Issues Task Force (“EITF”) Meeting”. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity should apply each amendment retrospectively. We adopted ASU 2015-03 on January 1, 2016 for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 on our current period condensed consolidated financial statements was the classification of all deferred financing costs as a deduction to the corresponding debt in addition to the reclassification of deferred financing costs in other current and long term assets to short and long term notes payable as of December 31, 2015, within the condensed consolidated balance sheets to conform to the current period presentation. Other than these reclassifications and additional disclosures, the adoption of ASU 2015-03 did not have an impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” which eliminates the diversity in practice related to eight cash flow classification issues.  This ASU is effective for on January 1, 2018 with early adoption permitted.  We believe its adoption will not significantly impact our consolidated financial statements.

CONTINGENCIES

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2016, we were not party to any pending legal proceedings.

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively:

		Fair Value Measure at September 30, 2016
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$289	$289	$-	$-
Total	$289	$289	$-	$-
Liabilities:
Contingent consideration	$173	$-	$-	$173
Total	$173	$-	$-	$173

		Fair Value Measure at December 31, 2015
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,158	$1,158	$-	$-
Total	$1,158	$1,158	$-	$-
Liabilities:
Contingent consideration	$173	$-	$-	$173
Total	$173	$-	$-	$173

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

Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability of achieving each outcome. Management estimates probabilities and then applies them to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios. The Company retained a third party expert to assist in determining the value of the contingent consideration as of December 31, 2015.

The valuation of contingent consideration for the FotoPunch acquisition is based on a Monte Carlo simulation model for fiscal 2016 to 2018, with fiscal 2016 being a partial year from January 1, 2016 to September 30, 2016. Management provided revenue projections (an unobservable input) of $650, $2,203 and $3,925 for fiscal 2016 (partial year), fiscal 2017 and fiscal 2018, respectively. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company’s sales, marketing and finance departments. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value. Management evaluates the fair value on a quarterly basis based upon updated projections.

The following table summarizes the changes in our contingent consideration:

Balance at December 31, 2015	$173
Change in fair value of contingent consideration	-
Balance at September 30, 2016	$173

Funds held for clients

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client fund obligations on our Condensed Consolidated Balance Sheets. Funds held for clients are held in demand deposit accounts at major financial institutions and are classified as a current asset on our Condensed Consolidated Balance Sheets since these funds are held solely for the purposes of satisfying the client fund obligations.

Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Condensed Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client fund obligations as a current liability on the Condensed Consolidated Balance Sheets totaling $12,264 and $0 as of September 30, 2016 and December 31, 2015, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying client funds obligations.  The Company has reported cash flows related to purchases, sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Condensed Statements of Consolidated Cash Flows.  The Company has reported cash flows related to client fund investments with original maturities of ninety days or less on a net basis within the net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client fund obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported cash flows related to cash received from and paid on behalf of clients on a net basis within the net increase in client fund obligations in the financing activities section of the Condensed Statements of Consolidated Cash Flows.

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

Stock Purchase Agreement

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March 2018, with the first installment of principal due in March 2017 and the second installment of principal due in March 2018. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants. Details regarding the financing of the acquisition are described in the below Notes Payable table. Transaction costs for this acquisition were $706 and we expensed them as incurred. The acquisition costs are included in other income (loss) in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2016.

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

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operation for the three and nine months ended September 30, 2016 and 2015 gives effect to the acquisition of Mangrove and the acquisition of assets of COBRAsource as if we had completed them on January 1, 2015. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as of January 1, 2015, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS	FOR THE THREE MONTHS
	ENDED SEPTEMBER 30,	ENDED SEPTEMBER 30,
	2016	2015
Revenues	$9,440	$8,934
Net income (loss)	$315	$(665)
Net income (loss) per common share:
Basic and diluted	$0.05	$(0.10)

Weighted average shares outstanding:
Basic	6,534	6,290
Diluted	6,548	6,290

	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,	ENDED SEPTEMBER 30,
	2016	2015
Revenues	$27,954	$26,309
Net loss	$(282)	$(1,865)
Net loss per common share:
Basic and diluted	$0.17	$(0.23)

Weighted average shares outstanding:
Basic and diluted	$6,396	$6,138

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2015	$17,436
Goodwill recognized upon acquisition of Mangrove	8,837
Foreign exchange adjustments to goodwill	(10)
Balance at September 30, 2016	$26,263

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

		September 30, 2016
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	12.7	$10,915	$(3,055)	$7,860
Customer Relationships	7.3	14,011	(9,934)	4,077
Reseller Relationships	7	853	(609)	244
Trade Names	14.5	1,294	(696)	598
Covenant not-to-compete	-	229	(229)	-
	10.1	$27,302	$(14,523)	$12,779

		December 31, 2015
Intangible Asset	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,015	$(2,208)	$1,807
Customer Relationships	7.2	12,811	(8,959)	3,852
Reseller Relationships	7	853	(518)	335
Trade Names	5	694	(669)	25
Covenant not-to-compete	2	229	(222)	7
	7.3	$18,602	$(12,576)	$6,026

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended September 30, 2016 and 2015 were $625 and $505, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $106 and $106 for the three months ended September 30, 2016 and 2015, respectively. Amortization expenses for the nine months ended September 30, 2016 and 2015 were $1,628 and $1,514 included in Operating Expenses, and $319 and $236, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2016:

Calendar Years
2016	$564
2017	2,245
2018	1,897
2019	1,264
2020	698
Thereafter	6,111
$12,779

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of September 30, 2016	Balance as of December 31, 2015
Subordinated Notes Payable- Mangrove acquisition	3/18/2018	3.50%	$6,113	$-
Term Loan - Wells Fargo	3/31/2019	5.00%	25,205	13,687
Total Notes Payable			$31,318	$13,687
Short-term notes payable, gross			$5,404	$1,031
Long-term notes payable, gross			$25,914	$12,656

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

Notes Payable	Gross Notes Payable at September 30, 2016	Debt Issuance Costs	Net Notes Payable at September 30, 2016
Short-term notes payable	$5,404	$(305)	$5,099
Long-term notes payable	25,914	(450)	25,464
Total Notes Payable	$31,318	$(755)	$30,563

Notes Payable	Gross Notes Payable at December 31, 2015	Debt Issuance Costs	Net Notes Payable at December 31, 2015
Short-term notes payable	$1,031	$(122)	$909
Long-term notes payable	12,656	(272)	12,384
Total Notes Payable	$13,687	$(394)	$13,293

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2016	$491
December 31, 2017	5,455
December 31, 2018	5,731
December 31, 2019	19,641
Gross Notes Payable	$31,318

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

The Credit Agreement also provided for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. As of September 30, 2016, $206 was outstanding and $2,800 was available for borrowing under the revolver.

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

The outstanding principal amount of the term loan is payable as follows:

·          $491 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·          $655 on June 30, 2017 and the last day of each fiscal quarter thereafter, with a final payment of the remaining balance due on March 31, 2019

As of September 30, 2016, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or as we expect to generate from the ordinary course of operations over the next twelve months.

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

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended September 30, 2016 and 2015 were $60 and $237, respectively, and $166 and $335 for the nine months ended September 30, 2016 and 2015, respectively. We issued 15,000 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended September 30, 2016 and 0 shares for the three months ended September 30, 2015, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 452,000 options granted and outstanding pursuant to the 2009 Plan as of September 30, 2016.

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss) Items
Beginning balance, December 31, 2015	$(78)	$(78)
Other comprehensive income before reclassifications	142	142
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income	142	142
Ending balance, September 30, 2016	$64	$64

NOTE 9 – NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share based on the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 114,000 shares for the three months ended September 30, 2015 and 452,000 shares for the nine months ended September 30, 2016 and 684,000 shares for the nine months ended September 30, 2015, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$315	$(574)	$(1,103)	$(962)

Weighted-average shares of common stock outstanding	6,534,000	6,290,000	6,383,000	6,138,000
Dilutive effect of employee stock options	14,000	-	-	-
Weighted average shares for diluted net income (loss) per share	6,548,000	6,290,000	6,383,000	6,138,000
Basic net income (loss) per share	$0.05	$(0.09)	$(0.17)	$(0.16)
Diluted net income (loss) per share	$0.05	$(0.09)	$(0.17)	$(0.16)

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

OVERVIEW

The following review of Asure’s financial position as of September 30, 2016 and December 31, 2015 and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Revenues	100%	100%	100%	100%
Gross margin	78.5	73.7	77.0	73.8
Selling, general and administrative	53.5	58.1	57.5	54.2
Research and development	8.1	11.8	8.6	11.3
Amortization of intangible assets	6.6	7.6	6.3	7.5
Total operating expenses	68.1	77.5	72.4	73.0
Other loss, net	(6.6)	(4.2)	(8.4)	(4.8)
Net income (loss)	3.3	(8.6)	(4.3)	(4.8)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
Revenue	2016	2015	Increase (Decrease)%
Cloud revenue	$5,630	$3,413	$2,217	65.0
Hardware revenue	676	835	(159)	(19.0)
Maintenance and support revenue	1,078	1,434	(356)	(24.8)
On premise software license revenue	754	241	513	212.9
Professional services revenue	1,302	731	571	78.1
Total revenue	$9,440	$6,654	$2,786	41.9

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
Revenue	2016	2015	Increase (Decrease)%
Cloud revenue	$14,881	$10,201	$4,680	45.9
Hardware revenue	2,644	2,467	177	7.2
Maintenance and support revenue	3,509	4,541	(1,032)	(22.7)
On premise software license revenue	1,352	728	624	85.7
Professional services revenue	3,440	2,208	1,232	55.8
Total revenue	$25,826	$20,145	$5,681	28.2

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

Total revenue for the three months ended September 30, 2016 was $9,440, an increase of $2,786, or 41.9%, from the $6,654 reported for the three months ended September 30, 2015. Cloud revenue increased $2,217 from the third quarter of 2015 due to our continued emphasis on selling integrated cloud based solutions.

 AsureSpace™ revenue for the three months ended September 30, 2016 was $4,233, a slight increase of $150 or 3.7%, from the $4,083 recorded for the three months ended September 30, 2015. AsureSpace™ cloud, professional services and on premise software license revenues increased, offset by decreases in hardware and maintenance and support revenues. Cloud revenue increased $200, or 10.8%, and professional services revenue increased $319, or 45.7%, over the three months ended September 30, 2015. Hardware and maintenance and support revenues decreased $225, or 47.5%, and $194, or 20.5%, respectively, primarily caused by the movement of customers from on premise to on demand, cloud based solutions.

AsureForce® revenue for the three months ended September 30, 2016 was $5,207, an increase of $2,636, or 102.5%, from the $2,571 recorded for the three months ended September 30, 2015. This increase was primarily due to the acquisition of Mangrove in March 2016, resulting in $2,120 of revenue in the third quarter of 2016. Cloud, hardware, on premise software license and professional services revenues increased, with the largest increases in cloud revenue of $2,015, or 128.4%, on premise software license revenue of $462, or 378.0% and professional services revenue of $252, or 778.1%, over the three months ended September 30, 2015. These increases were offset by a decrease in AsureForce® maintenance and support revenue of $160, or 33.0%, as compared to the three months ended September 30, 2015 mainly due to timing and size of contracts and renewals and our continued emphasis on transitioning from on premise to on demand, cloud based services.

Total revenue for the nine months ended September 30, 2016 were $25,826, an increase of $5,681, or 28.2%, from the $20,145 reported for the nine months ended September 30, 2015.  This increase was primarily due to an increase in cloud and professional services, offset by a decrease in maintenance and support revenue. AsureSpace™ revenue for the nine months ended September 30, 2016 was $12,673, an increase of $559, or 4.6%, from the $12,114 recorded for the nine months ended September 30, 2015. This increase was primarily due to an increase in cloud revenue and professional services revenue, offset by decreases in hardware, maintenance and support and on premise software license revenue. AsureForce® revenue for the nine months ended September 30, 2016 was $13,153, an increase of $5,121, or 63.8%, from the $8,032 recorded for the nine months ended September 30, 2015. This increase was primarily due to an increase in cloud revenue, hardware revenue, on premise software license revenue and professional services revenue, offset by a decrease in maintenance and support revenue.

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

Gross Margin

Consolidated gross margin for the three months ended September 30, 2016 was $7,414, an increase of $2,510, or 51.2%, from the $4,904 reported for the three months ended September 30, 2015.  Gross margin as a percentage of revenues was 78.5% and 73.7% for the three months ended September 30, 2016 and 2015, respectively. Consolidated gross margin for the nine months ended September 30, 2016 was $19,894, an increase of $5,030, or 33.8%, from the $14,864 reported for the nine months ended September 30, 2015.  Gross margins as a percentage of revenues were 77.0% and 73.8% for the nine months ended September 30, 2016 and 2015, respectively. We attribute the increase in gross margin to a shift in the mix of our revenue between our higher margin and lower margin product lines as well as the addition of Mangrove in the first quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2016 were $5,046, an increase of $1,180, or 30.5%, from the $3,866 reported for the three months ended September 30, 2015.  SG&A expenses as a percentage of revenues were 53.5% and 58.1% for the three months ended September 30, 2016 and 2015, respectively.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2016 were $14,853, an increase of $3,927, or 35.9%, from the $10,926 reported for the nine months ended September 30, 2015. SG&A expenses as a percentage of revenues were 57.5% and 54.2% for the nine months ended September 30, 2016 and 2015, respectively.

SG&A expenses were higher in the three and nine months ended September 30, 2016 as compared to the same periods in 2015 due to integration expenses related to the acquisition of Mangrove in the first quarter of 2016.

In 2015, we reorganized our sales team to increase our focus on larger deals in the enterprise and global markets, resulting in higher headcount and increased selling expenses. We continue to evaluate any unnecessary expenses and any increases in SG&A designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2016 were $761, a slight decrease of $25, or 3.2%, from the $786 reported for the three months ended September 30, 2015. R&D expenses as a percentage of revenues were 8.1% and 11.8% for the three months ended September 30, 2016 and 2015, respectively.
Research and development (“R&D”) expenses for the nine months ended September 30, 2016 were $2,217, a slight decrease of $50, or 2.2%, from the $2,267 reported for the nine months ended September 30, 2015. R&D expenses as a percentage of revenues were 8.6% and 11.3% for the nine months ended September 30, 2016 and 2015, respectively.
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

Amortization of Intangible Assets

Amortization expenses for the three months ended September 30, 2016 were $625, an increase of $120, or 23.8%, from the $505 reported for the three months ended September 30, 2015. Amortization expenses as a percentage of revenues were 6.6% and 7.6% for the three months ended September 30, 2016 and 2015, respectively. Amortization expenses for the nine months ended September 30, 2016 were $1,628, an increase of $114, or 7.5% compared to $1,514, reported for the nine months ended September 30, 2015. Amortization expenses as a percentage of revenues were 6.3% and 7.5% for the nine months ended September 30, 2016 and 2015, respectively.

Other Income and Loss

Other loss for the three months ended September 30, 2016 was $620, an increase of $342, or 123.0%, from the $278 reported for the three months ended September 30, 2015. Other loss as a percentage of revenues was 6.6% and 4.2% for the three months ended September 30, 2016 and 2015, respectively.  Other loss for the three months ended September 30, 2016 and September 30, 2015 are composed primarily of interest expense on notes payable.

Other loss for the nine months ended September 30, 2016 was $2,166, an increase of $1,192, or 122.4%, from the $974 reported for the nine months ended September 30, 2015. Other loss as a percentage of revenues was 8.4% and 4.8% for the nine months ended September 30, 2016 and 2015, respectively. Other loss for the nine months ended September 30, 2016 is composed primarily of $706 in one-time professional expenses related to the acquisition of Mangrove in March 2016 and interest expense on notes payable. Other loss for the nine months ended September 30, 2015 is composed primarily of interest expense on notes payable of $839 and a loss on lease termination of $110.

Income Taxes

Provision for income tax expense for the three months ended September 30, 2016 was $47, a slight increase of $4, or 9.3%, from the $43 reported for the three months ended September 30, 2015, respectively.

Provision for income tax expense for the nine months ended September 30, 2016 was $133, a decrease of $12, or 8.3%, from the $145 reported for the nine months ended September 30, 2015, respectively.

Net Income (Loss)

We recognized net income of $315, or $0.05 per share, during the three months ended September 30, 2016, compared to net loss of $574, or $(0.09) per share, during the three months ended September 30, 2015. Net income as a percentage of total revenues was 3.3% for the three months ended September 30, 2016 compared to net loss of 8.6% of total revenues for the three months ended September 30, 2015.

We incurred a net loss of $1,103, or $(0.17) per share, during the nine months ended September 30, 2016, compared to a net loss of $962, or $(0.16) per share reported for the nine months ended September 30, 2015.  Net loss as a percentage of total revenues was 4.3% for the nine months ended September 30, 2016 compared to net loss of 4.8% of total revenues for the nine months ended June 30, 2015.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	September 30,	December 31,
	2016	2015

Working capital deficit	$(10,741)	$(8,593)
Cash, cash equivalents and short-term investments	289	1,158

	For the Nine Months Ended
	September 30,
	2016	2015

Cash (used in) provided by operating activities	$(730)	$1,993
Cash used in investing activities	(7,750)	(1,272)
Cash provided by (used in) financing activities	7,460	(914)

Working Capital.  We had a working capital deficit of $10,741 at September 30, 2016, an increase in our deficit of $2,148 from the $8,593 deficit at December 31, 2015. The working capital deficit at September 30, 2016 and December 31, 2015 includes $8,905 and $10,803 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital deficit primarily to an increase in our current notes payable of $4,190, due primarily to the acquisition of Mangrove in the first quarter of 2016.

Operating Activities.  Cash used in operating activities was $730 for the nine months ended September 30, 2016. The $730 of cash used in operating activities during the first nine months of 2016 was primarily driven by net income (after adjustment for non-cash items) of $1,893, a decrease in inventory and prepaid expenses and other assets of $169 and $124, respectively, and an increase in other accrued liabilities of $951. This was offset by an increase in accounts receivable of $1,678, a decrease in deferred revenue of $2,000 and a decrease in accounts payable of $189. The $1,993 of cash provided by operating activities during the first nine months of 2015 was primarily driven by net income (after adjustment for non-cash items) of $1,799, a decrease in accounts receivable of $977, and an increase in accounts payable of $542 and accrued expenses of $354. This was offset by an increase in inventory of $530, an increase in prepaid expenses and other assets of $927, and a decrease in deferred revenue of $222.

Investing Activities.  Cash used in investing activities was $7,750 and $1,272 for the nine months ended September 30, 2016 and September 30, 2015, respectively, due primarily to the acquisition of Mangrove in the first quarter of 2016, offset by the decrease in funds held for clients and due to net purchases of property and equipment in the nine months ended September 30, 2015.

Financing Activities.  Cash provided by financing activities was $7,460 for the nine months ended September 30, 2016. We incurred $16,823 of debt and collected $561 of net proceeds from exercise of stock options. This was offset by payments on notes payable of $5,173, $4,155 decrease of client fund obligations, and debt financing fees of $438. Cash used in financing activities was $914 for the nine months ended September 30, 2015. We incurred $4,250 of debt and collected $585 of net proceeds from exercise of stock options. This was offset by note payments of $5,527, payments on capital leases of $147, and debt financing fees of $75.

Sources of Liquidity.  As of September 30, 2016, Asure’s principal sources of liquidity consisted of approximately $289 of cash and future cash generated from operations. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

Capital Resources. At September 30, 2016, we had $25,205 outstanding under our credit agreement with Wells Fargo. Available funds were approximately $0 under the term credit facility and approximately $2,800 under the revolving credit facility at September 30, 2016. For further discussion regarding debt and financing arrangements, see Note 6 to the accompanying condensed consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 5.    OTHER INFORMATION

Subsequent to September 30, 2016, the Board approved the reimbursement of up to $120,000 for expenses to be incurred by the Chief Executive Officer in connection with his move to Austin, Texas, where our administrative offices are headquartered and approval of a salary increase for the Chief Executive Officer from $300,000 to $350,000 effective October 1, 2016, with a target bonus of 60% of his salary effective January 1, 2017. The Board also approved a salary increase for the Chief Financial Officer from $200,000 to $225,000 effective October 1, 2016, with a target bonus of 40% of his salary effective January 1, 2017 and approved a salary increase for the Chief Operating Officer from $200,000 to $240,000 effective October 1, 2016, with a target bonus of 40% of his salary effective January 1, 2017.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 14, 2016	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 14, 2016	By:	/s/ BRAD WOLFE
Brad Wolfe
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith