Form 10-K
period 2016-12-31
ASURE SOFTWARE INC
filed 2017-03-20
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2016

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
Large accelerated filer  ☐               Accelerated filer  ☐               Non-accelerated filer  ☐               Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the 4,809,312 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was approximately $22,651,860. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
At March 15, 2017, there were 8,630,023 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

ITEM 1.  BUSINESS

GENERAL

Asure Software, Inc., a Delaware corporation, is a global provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently.

Asure serves approximately 7,000 clients in 80 countries, ranging from global Fortune 500 clients to small and mid-sized businesses. Some of our current clients include Aetna, Apple Inc., Baker & McKenzie, Deutsche Bank, KPMG UK, La Trobe University, Merck and Co., Inc., Mondelez, Pfizer, Inc., Pearson, PSSI, Salesforce.com, Inc., State Street and Thomson Reuters. Our mission guides the work we do each day; it is “To deliver innovative technology with the passion to empower every client’s workplace and the commitment to make their workdays easier.”

We currently offer a full suite of solutions to help clients optimize and manage their mobile workforces and their global workspaces. SaaS-based offerings include: asset management, mobile room scheduling, mobile time tracking, scheduling software, space utilization solutions, tablet-based time clocks, time and labor management software, traditional time clocks, touch panels for room scheduling, and workplace business intelligence (“BI”) analytics, as well as human resource management, payroll processing and benefits administration services businesses. All products are implemented using our proven client deployment model and supported with professional services and client support teams as needed.

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

RECENT DEVELOPMENTS

Public Stock Offering

In December 2016, we completed an underwritten public offering of 1,949,250 shares of common stock at the public offering price of $8.00 per share, which includes 254,250 shares sold pursuant to the underwriters’ full exercise of their over-allotment option. Our net proceeds, after deducting the underwriting discounts and commissions and other estimated offering expenses, were approximately $14.4 million. We intend to use the net proceeds received from the offering for general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, assets or technologies. We subsequently used a portion of the proceeds to reduce approximately $3.0 million of our secured subordinated indebtedness payable in connection with the 2016 acquisition of Mangrove and for the three acquisitions we closed in January 2017, as noted below.

2017 Acquisitions

In January 2017, we closed three strategic acquisitions: Personnel Management Systems, Inc., a leading provider of outsourced HR solutions; Corporate Payroll, Inc. (Payroll Division), a leading provider of payroll services; and Payroll Specialties NW, Inc., a leading provider of payroll services.

Stock Purchase Agreement

In January 2017, we acquired all of the outstanding shares of common stock of Personnel Management Systems, Inc., a Washington corporation. The aggregate consideration for the stock consisted of (i) $3.875 million in cash and (ii) a subordinated promissory note in the principal amount of $1.125 million, subject to adjustment

Asset Purchase Agreement

In January 2017, we acquired substantially all the assets of Corporate Payroll, Inc., an Ohio corporation, relating to its payroll service bureau business. The aggregate consideration for the assets consisted of (i) $1.5 million in cash, (ii) a subordinated promissory note in the principal amount of $500,000 and (iii) 112,166 shares of our common stock valued at $1.0 million, subject to adjustment.

Asset Purchase Agreement

In January 2017, we acquired substantially all the assets of Payroll Specialties NW, Inc., an Oregon corporation. The aggregate consideration for the assets consisted of (i) $3.010 million in cash and (ii) a subordinated promissory note in the principal amount of $600,000, subject to adjustment.

See Note 14- Subsequent Events in the accompanying financial statements for more information about the Stock Purchase Agreement and Asset Purchase Agreements.

2016 Acquisitions

Through the acquisitions described below, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we have integrated into our existing AsureForce® product line.

Mangrove Stock Acquisition

In March 2016, we acquired all of the outstanding shares of common stock of Mangrove Employer Services, Inc.  (“Mangrove”), a human resource management and payroll processing company based in Tampa, Florida. The aggregate consideration for the stock consisted of (i) $11.3 million in cash, and (ii) a secured subordinated promissory note in the principal amount of $6.0 million, subject to adjustment.

COBRAsource Asset Acquisition

In March 2016, we also acquired substantially all the assets of Mangrove COBRAsource Inc., a benefits administration services business which then was a wholly owned subsidiary of Mangrove. The aggregate consideration for the assets was $1.0 million.

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

Mangrove, which was acquired in March 2016, and is now a part of our AsureForce® product line, provides cloud-based SaaS Human Capital Management (“HCM”) applications which includes human resources (“HR”), payroll, benefits, and talent management software solutions. Mangrove’s HCM suite of solutions is easy-to-use, with fully integrated HR/payroll applications uniquely designed to help companies recruit, manage, pay, and analyze their workforce more effectively.

The acquisition enabled us to alter the marketplace of HCM by offering a comprehensive solution that brings workforce and workspace management together. These two workflows combined in one unified management platform increases company bottom-line performance through greater employee empowerment and engagement. It also gives companies new data metrics to manage their two most costly assets: their people and real estate.

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

INDUSTRY REGULATION

Our business is subject to a wide range of complex U.S. and foreign laws and regulations. In addition, many of our solutions are designed to assist clients with their compliance with certain U.S. and foreign laws and regulations that apply to them. Failure to comply with, or changes in, laws and regulations applicable to our businesses could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

As a provider of HR outsourcing solutions, we process personal and sensitive data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our COBRA, flexible spending account, and health savings account benefits administration services businesses. We are also subject to federal, state and foreign security breach notification laws with respect to both our own employee data and client employee data.

Some of our solutions assist our clients in complying with certain U.S. and foreign laws and regulations that apply to them.  For example, our HCM solutions help clients manage their compliance with certain requirements of the Patient Protection and Affordable Care Act in the United States. Our COBRA administration services and flexible spending account services in the United States are designed to help our clients comply with relevant federal guidelines relating to, respectively, employers’ benefits continuation obligations and certain requirements of the Internal Revenue Code. Although these laws and regulations apply to our clients and not to us, changes in such laws or regulations may affect our operations, products and services.

Additionally, the changing nature of privacy laws in the United States, Canada, the European Union and elsewhere, may impact our processing of personal information of our employees and on behalf of our clients. For example, the European Union adopted a comprehensive general data privacy regulation (the “GDPR”) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation.  The GDPR becomes fully effective in May 2018. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

The foregoing description does not include an exhaustive list of the laws and regulations governing and impacting our business.

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

EMPLOYEES

As of December 31, 2016, we had a total of 179 employees in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	31
Sales and marketing	39
Customer service and technical support	66
Finance, human resources and administration	43
Total	179

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

EXECUTIVE OFFICERS

The information regarding directors and corporate governance matters is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on June 5, 2017. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

The following table sets forth information regarding the Company’s current executive officers as of March 30, 2017:

Name	Age	Position
Patrick Goepel	55	Chief Executive Officer
Joe Karbowski	50	Chief Operating Officer/Chief Technical Officer
Brad Wolfe	57	Chief Financial Officer

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

Joe Karbowski was promoted to Chief Operating Officer and Chief Technical Officer in September 2016. He joined the Company in 2012 when we acquired PeopleCube, where he also served as Chief Technical Officer, evolving it from a startup he co-founded in 1999 to be a leader in the Agile Workplace market. With more than 25 years of experience in building commercial software companies, he is a featured speaker and has published numerous articles on software development techniques and methodologies. Joe earned a Bachelor of Science degree in Computer Science from Michigan Technological University, Houghton.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 12,000 square feet of office space under one operating lease that expires in June 2018. Subsequent to December 31, 2016, we entered into a lease agreement for new corporate office facilities to accommodate our growth. We lease approximately 6,000 square feet in Dedham, Massachusetts. We also lease office suites in Michigan, Utah and the United Kingdom and, as a result of our March 2016 acquisitions, facilities in Tampa, Florida, Henderson, Nevada and Vernon Hills, Illinois.

Management believes that the leased properties described above are adequate to meet Asure’s current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.  LEGAL PROCEEDINGS

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31 2016, we were not party to any pending legal proceedings.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Capital Market System under the symbol “ASUR.”  The following table shows the high and low closing sale prices of our common stock for each full quarter as reported by NASDAQ for the periods indicated:

	2016		2015
	HIGH	LOW	HIGH	LOW
1st Quarter	$5.67	$4.36	$6.11	$5.30
2nd Quarter	$5.45	$4.53	$6.34	$5.40
3rd Quarter	$6.57	$4.64	$6.22	$5.40
4th Quarter	$9.55	$6.52	$5.60	$4.45

DIVIDENDS

We did not pay cash dividends on our common stock during fiscal years 2016 and 2015.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends.

HOLDERS

As of March 15, 2017, we had approximately 330 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2016 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Stockholders (1)	614	$6.47	200
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	$-0-	-0-
Total	614	$6.47	200

(1)	Consists of the 2009 Equity Plan.
(2)	Our stockholders have previously approved our existing equity compensation plan.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. Forward-looking statements include but are not limited to statements regarding our strategy, future operations, financial condition, results of operations, projected costs, and plans and objectives of management. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in this Report and in our other SEC filings.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss:

	2016	2015
Revenues	100.0%	100.0%
Gross margin	77.2	72.7
Selling, general and administrative	59.2	55.6
Research and development	8.2	11.3
Amortization of intangible assets	6.3	6.9
Total operating expenses	73.7	73.9
Total other loss, net	(6.2)	(4.5)
Net loss	(2.7)	(6.5)

Overview

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

In March 2014, we entered into a Credit Agreement and Guaranty and Security Agreement with Wells Fargo Bank, National Association. We amended the Credit Agreement again in March 2016 coincident with the acquisition of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Under this amendment, we expanded our overall credit facility by $12.5 million to $29.2 million. This includes a $26.2 million term facility which is due March 21, 2019 and a $3.0 million revolving credit facility.  The latest amendment also changes the applicable margin rates for determining the interest rate payable on the loan. The amendment also amended our leverage ratio requirements under the Credit Agreement.  We have now agreed to a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018. See Note 6- Notes Payable in the accompanying financial statements for more information.

 In March 2016, we acquired all of the outstanding shares of common stock of Mangrove, a human resource management and payroll processing company. The aggregate consideration for the stock consisted of (i) $11.3 million in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Mangrove Note”) in the principal amount of $6.0 million, subject to adjustment. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Mangrove Note bears interest at an annual rate of 3.50% and matures in March, 2018, with the first installment of principal due in March, 2017 and the second installment of principal due in March, 2018.

In March 2016, we also acquired substantially all the assets of Mangrove COBRAsource Inc., a benefits administration services business. The aggregate consideration for the assets was $1.0 million.

See Note 4- Acquisitions in the accompanying financial statements for more information about the stock and asset acquisitions in 2016.

In December 2016, we completed an underwritten public offering of 1,949,250 shares of common stock at the public offering price of $8.00 per share, which includes 254,250 shares sold pursuant to the underwriters’ full exercise of their over-allotment option. Our net proceeds, after deducting the underwriting discounts and commissions and other estimated offering expenses, were approximately $14.4 million. We intend to use the net proceeds received from the offering for general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, assets or technologies. We used a portion of the proceeds to reduce approximately $3 million of our secured subordinated indebtedness payable in connection with the 2016 acquisition of Mangrove and for the three acquisitions we closed in January 2017.
In January 2017, we acquired all of the outstanding shares of common stock of Personnel Management Systems, Inc., a leading provider of outsourced HR solution. The aggregate consideration for the stock consisted of (i) $3.875 million in cash and (ii) a subordinated promissory note (the “PMSI Note”) in the principal amount of $1.125 million, subject to adjustment. We funded the cash payment with proceeds from our recent public stock offering. The PMSI Note bears interest at an annual rate of 2.0% and matures on April 30, 2018.

In January 2017, we acquired substantially all the assets of Corporate Payroll, Inc., relating to its payroll service bureau business. The aggregate consideration for the assets consisted of (i) $1.5 million in cash, (ii) a subordinated promissory note (the “CPI Note”) in the principal amount of $500,000 and (iii) 112,166 shares of our common stock valued at $1.0 million, subject to adjustment.t. We funded the cash payment with proceeds from our recent public stock offering. The CPI Note bears no interest and matures on April 30, 2018.

In January 2017, we acquired substantially all the assets of Payroll Specialties NW, Inc., a leading provider of payroll services. The aggregate consideration for the assets consisted of (i) $3.010 million in cash and (ii) a subordinated promissory note (the “PSNW Note”) in the principal amount of $600,000, subject to adjustment. We funded the cash payment with proceeds from our recent public stock offering. The PSNW Note bears interest at an annual rate of 2.0% and matures on April 30, 2018.

See Note 14- Subsequent Events in the accompanying financial statements for more information about the acquisitions completed in January 2017.

Under the continued guidance and direction of our directors and Chief Executive Officer, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully integrate acquired business operations, grow its revenues or achieve profitability and positive cash flows during calendar year 2017.

Revenue

Our revenue was derived from the following sources (in thousands):

Revenue	2016	2015	Increase (Decrease)%
Cloud revenue	$20,606	$13,628	$6,978	51.2
Hardware revenue	3,795	3,300	495	15.0
Maintenance and support revenue	4,566	6,054	(1,488)	(24.6)
On premise software license revenue	2,218	856	1,362	159.1
Professional services revenue	4,357	3,068	1,289	42.0
Total revenue	$35,542	$26,906	$8,636	32.1

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

Our total revenue in 2016 was $35,542 as compared to $26,906 in 2015. Total revenue represents our consolidated revenue, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Total revenue increased by $8,636, or 32.1%, in 2016 as compared to 2015. Cloud revenue comprised the majority of the increase with an increase of $6,978, or 51.2%. This increase was primarily due to the acquisition of Mangrove in March 2016, resulting in $5,806 of cloud revenue in 2016. On premise software license revenue, professional services revenue and hardware revenue all increased, offset by a decrease in maintenance and support revenue.

AsureForce® revenue was $18,307, an increase of $7,414, or 68.1%, from the $10,893 recorded for 2015. This increase was primarily due to the acquisition of Mangrove in March 2016, resulting in $5,806 of revenue in 2016. Cloud, on premise software license, hardware and professional services revenues increased, with the largest increase in cloud revenue of $6,149, or 98.1%. On premise software license revenue increased $879, or 134.1%, hardware revenue increased $582, or 44.4%, and professional services revenue increased $410, or 59.9%, over 2015. These increases were offset by a decrease in maintenance and support revenue of $606, or 30.7%, as compared to 2015 mainly due to timing and size of contracts and renewals and our continued emphasis on transitioning from on premise to on demand, cloud based services.

AsureSpace™ revenue was $17,235 in 2016, an increase of $1,222 or 7.6%, from the $16,013 recorded in 2015. AsureSpace™ cloud, professional services and on premise software license revenues increased, offset by decreases in hardware and maintenance and support revenues. Cloud revenue increased $829, or 11.3%, professional services revenue increased $878, or 36.9%, and on premise software license revenue increased $483, or 240.6 % over 2015. These increases were offset by decreases in hardware and maintenance and support revenues of $87, or 4.4%, and $881, or 21.6%, respectively, primarily caused by the movement of customers from on premise to on demand, cloud based solutions.

Total cloud revenue increased $6,978, or 51.2%, over 2015. AsureForce® cloud revenue increased $6,149, or 98.1%, as compared to 2015. In AsureForce®, the acquisition of Mangrove in March 2016 contributed $5,806 to cloud revenue. Asure Force Time revenue increased $452, or 12.0%, offset by a decreases in iEmployee revenues of $109, or 4.4%, as compared to 2015. The decrease was due to turning our focus away from the iEmployee software product and focusing resources on the newer technology in the software subscription solutions. AsureSpace™ cloud revenue increased $829,000, or 11.3%. In AsureSpace™, the majority of the increase is comprised of a $1,091, or 30.1%, increase in Resource Scheduler revenue, offset by decreases in Meeting Room Manager and Meeting Maker revenue, as compared to 2015. Overall, we attribute our cloud revenue increases to the acquisition of Mangrove in 2016 as well as a combination of new sales offset by the accretive nature of recurring cloud revenue.

During 2016, hardware revenue increased by $495, or 15.0%, over 2015. AsureForce® hardware revenue increased $582, or 44.4%, over 2015, primarily as a result of Mangrove hardware revenues of $515 in 2016, as well as an increase in AsureForce Time (AFT) revenue of $81, or 7.0%. This increase was offset by a decrease in AsureSpace™ hardware revenue of $87, or 4.4%, over 2015.

Maintenance and support revenue decreased $1.5 million, or 24.6%, over 2015. Maintenance and support revenue was $4.6 million in 2016 as compared to $6.1 million in 2015. AsureForce® maintenance and support revenue decreased $606, or 30.7%, over 2015 primarily due to a decrease in AsureForce Time revenue of $595, or 30.5%, as compared to 2015. AsureSpace™, maintenance and support revenue decreased $881, or 21.6%, over 2015 primarily due to decreases in Meeting Room Manager and Resource Scheduler maintenance and support revenue of $300, or 15.2%, and $509, or 38.7%, respectively. These decreases are primarily caused by movements of clients from on premise to on demand, cloud-based solutions.

On premise software license revenues increased $1.4 million, or 159.1%, as compared to 2015. AsureForce® on premise software license revenues increased $879, or 134.1% from 2015 due to increases in AsureForce Time of $488, or 74.5%, and GeoPunch (FotoPunch) on premise software license revenue of $300 as compared to zero in 2015. AsureSpace™ on premise software license revenues increased $483, or 240.6% from 2015 primarily due to an increase in Resource Scheduler on premise software license revenue of $476, or 596.1%, over 2015.

Professional services revenue increased $1.3 million, or 42.0%, over 2015. AsureForce® professional services revenue increased $410, or 59.9%, over 2015, primarily due to Mangrove revenues of $516 in 2016. AsureSpace™ professional services revenue increased $878, or 36.9%, over 2015, primarily due to an increase in Resource Scheduler professional services revenue of $850, or 72.7%.

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

In addition to continuing to develop our workforce and Agile Workplace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based Agile Workplace technologies. Our March 2016 acquisitions from Mangrove enable us to enter into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line. Our acquisitions in 2017 increased our human resources consulting expertise and added outsourced human resources department offerings to our clients.

Gross Margin

Consolidated gross margin was $27.4 million in 2016 and $19.6 million in 2015, an increase of $7.9 million, or 40.2%.  Gross margin as a percentage of revenues was 77.2% for 2016 and 72.7% for 2015. We attribute the increase in gross margin to a shift in the mix of our revenue between our higher margin and lower margin product lines.

Consolidated cost of sales increased $777, or 10.6%, from 2015. Our cost of sales relates primarily to direct product costs, compensation and related consulting expenses, hardware expenses, facilities and related expenses and the amortization of our purchased software development costs.  These expenses represented approximately 93% of the total cost of sales for 2016 and 95% for 2015. These expenses increased by approximately $603,000, or 8.7%, over 2015. This increase is comprised of increases in salary and benefits expense of $800,000, or 25.5%, offset by a decrease in facilities related expenses of $152,000, or 51.9%, over 2015. We include intangible amortization related to developed and acquired technology within cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $21.0 million in 2016 and $15.0 million in 2015, an increase of $6.0 million, or 40.0%.  SG&A expenses as a percentage of revenues were 59.2% and 55.6% for 2016 and 2015, respectively.

General and administrative expenses increased $5.9 million, or 76.6%, and sales and marketing expenses decreased $836, or 11.5%, over 2015. General and administrative expenses increased due to integration expenses related to the acquisition of Mangrove in the first quarter of 2016. Sales and marketing expenses decreased as a result of higher expenses in 2015. In 2015, we reorganized our sales team to increase our focus on larger deals in the enterprise and global markets, resulting in higher headcount and increased selling expenses.

We may incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development Expenses

Research and development (“R&D”) expenses were $2.9 million in 2016 and $3.1 million in 2015, a decrease of $156,000 or 5.1%.  R&D expenses as a percentage of revenues were 8.2% and 11.3% for 2016 and 2015, respectively.

The $156,000 decrease is primarily due to a decline in professional and consulting fees as well as facilities, overhead and depreciation expenses as compared to 2015.

We continued to invest heavily in 2016 to develop the solutions and technologies required to support our themes of Mobility, User Experience and Integration.  These core tenets of 2016 ultimately serve our vision of helping customers build companies of the future. By expanding our investment into core technologies such as SaaS, mobile and platform integration, we have improved our competency and depth of product features.  Additionally, working with strategic third parties has provided us the opportunity to co-innovate with our global customers, further establishing Asure as the core People Success Platform driving the Workplace of the future.

In line with the themes noted above, our SaaS solutions were updated with a new mobile-first web experience, including contemporary branding and coloring in line with our corporate initiatives, and utilizing the latest responsive UI software libraries to easily adapt to the variety of devices utilized in today’s mobile workforce.  This does not take away from our investment in our existing native mobile applications, but rather expands it by providing more accessibility options, allowing mobile-specific solutions to be deployed in those scenarios that require technologies only available on the phone.

Our AsureSpace solution saw continued focus on collaboration and web services, including a new option to integrate with the WebEx productivity suite.  Combined with our enhanced Cisco TMS integration, this new option helps corporate IT by simplifying the desktop deployment requirements on organizations that have invested in Microsoft Exchange and Cisco infrastructures, while improving the end user experience by having only “one place to click” for all of their meeting needs.  This feature, plus numerous other features, enhances the position of our single-source platform in the market.

Our AsureHCM suite, acquired as part of the Mangrove purchase in March 2016, has fully met the posted objectives of 2016, including the aforementioned user experience update.  Key objectives outside of UX included enhancement of ACA and Cobra/Benefits modules, as well as integration with Asure’s existing Time and Labor Management (TLM).  Asure has also invested in the infrastructure of the platform, with performance and scalability initiatives that will ultimately lead to a migration to Amazon AWS targeted for Q1 of 2017.

Our Time and Labor Management solution, AsureForce Time, continued to expand features in both its industry leading facial recognition and core labor and compliance areas, including Payroll Based Journal (PBJ) reporting. Full integration with our AsureHCM platform allows customers utilizing both products to experience single sign-on (SSO) and a unified user experience, all while enjoying the convenience and elimination of duplicate entry that comes with having a single payroll and TLM solution.

We anticipate continuing to invest in research and development in 2017, stimulated by our 2016 success and market opportunities to cross sell and scale the business. This investment will expand the integration and analytics across our unified platform.

Amortization of Intangible Assets

Amortization expenses in 2016 were $2.3 million, an increase of $387,000, or 20.7%, as compared to $1.9 million in 2015.  Amortization expenses as a percentage of revenues were 6.3% and 6.9% for 2016 and 2015, respectively.  This decrease is due to some of our intangible assets becoming fully amortized.

Other Income and Loss

Other Loss was $2.0 million for the year ended 2016 as compared to $1.2 million in the year ended 2015.  Other Loss in 2016 and 2015 was primarily comprised of interest expense.

Income Taxes

At December 31, 2016, we had federal net operating loss carryforwards of approximately $115.7 million, Federal R&D credit carryforwards of approximately $5.1 million and alternative minimum tax credit carryforwards of approximately $161,000. The net operating loss and Federal R&D credit carryforwards will expire in varying amounts from 2018 through 2036, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

Income tax expense decreased from $219,000 in 2015 to $189,000 in 2016, a $30,000, or 13.7%, decrease. These figures represent an effective tax rate of 24.1% and 14.2% in 2016 and 2015, respectively. Income tax expense is primarily due to deferred taxes on the amortization of goodwill for tax purposes and the results of foreign operations.

As a result of our various acquisitions in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill. During 2016, we decreased the valuation allowance by approximately $1.5 million due primarily to operations, including expiration of tax carryforwards.  Approximately $8.3 million of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

We consider the undistributed earnings of our foreign subsidiaries permanently reinvested and, accordingly, we have not provided for U.S. federal or state income taxes thereon.

Net Income (Loss)

Net loss was $972,000 in 2016. Net loss was $1.8 million in 2015.  The decrease in net loss was $785, or 44.7%.  Net loss as a percentage of total revenues was 2.7% and 6.5% in 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	At and for the year ended December 31,
	2016	2015
	(in thousands)

Working capital (deficit)	$4,207	$(8,067)
Cash, cash equivalents and short-term investments	12,767	1,158
Cash (used in) provided by operating activities	(2,012)	3,355
Cash used in investing activities	(18,775)	(1,388)
Cash provided by (used in) financing activities	32,299	(1,143)

Working Capital.  We had working capital of $4.2 million at December 31, 2016, an increase of $12.3 million from the $8.1 million deficit at December 31, 2015.  We attribute the increase in our working capital primarily to an increase in cash and cash equivalents of $11.6 million as a result of our public stock offering which closed in December 2016. Accounts receivable also increased $3.6 million due to an increase in revenue, offset by an increase in short term notes payable of $4.5 million. Working capital at December 31, 2016 includes $9.3 million of short term deferred revenue, a decrease from short term deferred revenue of $10.8 million at December 31, 2015.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities.  Cash used in operating activities was $2.0 million in 2016 as compared to cash provided by operating activities of $3.4 million in 2015. The $2.0 million of cash used in operating activities during 2016 was primarily driven by net income (after adjustment for non-cash items) of $3.2 million and an increase in other liabilities of $466, offset by an increase in accounts receivable of $3.4 million, and decreases in deferred revenue and accounts payable of $1.7 million and $1.1 million, respectively. The $3.4 million of cash provided by operating activities during 2015 was primarily driven by net income (after adjustment for non-cash items) of $1.8 million as well as the growth in deferred revenue of $635,000, and an increase in accounts payable of $1.1 million, offset by an increase in inventory of $615,000.

Investing Activities.  Cash used in investing activities during 2016 was $18.8 million.  The cash used in investing activities in 2016 was primarily comprised of the acquisition of Mangrove in the first quarter of 2016 of $12.0 million and the net change in funds held for clients of $6.6 million. Cash used in investing activities during 2015 was $1.4 million. The cash used in investing activities in 2015 was primarily comprised of purchases of $1.4 million of property and equipment.

Financing Activities.  Cash provided by financing activities during 2016 was $32.3 million. We borrowed $18.4 million, offset by note payable payments of $7.2 million. Our stock issuances through our public stock offering and other stock issuances yielded $15.2 million in proceeds. Cash used in financing activities during 2015 was $1.1 million. We borrowed $5.3 million, offset by note payable payments of $6.8 million, including payoff of the Roomtag acquisition note of $722,000 (see Note 6 – Notes Payable of the accompanying financial statements)

Sources of Liquidity.  As of December 31, 2016, Asure’s principal sources of liquidity consisted of approximately $12.8 million of cash and cash equivalents, future cash generated from operations, and $3.0 million available for borrowing under our Wells Fargo revolver. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

Our management team is focused on growing our existing software operations and is also seeking additional strategic acquisitions for the near future. At present, we plan to fund any future acquisition with equity, existing cash and cash equivalents cash generated from future operations and/or cash or debt raised from outside sources.

 Shelf Registration

On June 29, 2016, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to sell from time to time up to $30 million of our common stock, preferred stock, warrants, debt securities, subscription rights and units. On July 8, 2016, the shelf registration statement was declared effective by the SEC. Under this shelf registration statement, in December 2016 we completed an underwritten public offering of 1,949,250 shares of common stock at the public offering price of $8.00 per share, which includes 254,250 shares sold pursuant to the underwriters’ full exercise of their over-allotment option. We received of approximately $14.4 million, after deducting the underwriting discounts and commissions and other estimated offering expenses.

 On February 15, 2017, we filed a shelf registration statement on Form S-3 with the SEC. This shelf registration statement, when declared effective by the SEC, will give us the ability to offer and sell, from time to time, in one or more offerings, up to $75,000,000 of our common stock, preferred stock, warrants, debt securities, subscription rights, and units. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

These registration statements are intended to provide us with flexibility to access the public capital markets in order to pursue our growth strategies.

Credit Agreement

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

The Credit Agreement provided for a term loan in the amount of $15.0 million maturing in March 2019. We used the proceeds of the term loan to finance the repayment of all amounts outstanding under our loan agreement with Deerpath and the payment of certain fees, cost and expenses related to the Credit Agreement.

The Credit Agreement also provided for a revolving loan commitment in the aggregate amount of up to $3.0 million. The outstanding principal amount of the revolving loan is due and payable in March 2019. As of December 31, 2016, $0 was outstanding and $3.0 million was available for borrowing under the revolver.

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

In March 2016, we amended the Credit Agreement. Under this amendment, we expanded the Credit Agreement by $12.5 million to $29.2 million. The amendment changes the applicable margin rates for determining the interest rate payable on the loan as follows:

Total Leverage Ratio	Base Rate Margin	LIBOR Rate Margin
≤ 2.75:1	3.50%	4.50%
> 2.75:1 but ≤ 3.25:1	4.00%	5.00%
≥ 3.25:1	4.50%	5.50%

The March 2016 amendment also amended our leverage ratio requirement to  a leverage ratio not to exceed 5.00:1 at March 31, 2016, stepping down to 2.25:1 at December 31, 2018.

In March 2017, we amended the Credit Agreement to, among other things, obtain an additional term loan in the amount of $5,000,000. Upon disbursement of the additional term loan, the aggregate principal amount outstanding under our terms loans will be approximately $29,714,453. The aggregate outstanding principal amount of the term loans is payable as follows:

•   $742,861.33 on June 30, 2017 and the last day of each fiscal quarter thereafter.

We will use the proceeds of the additional term loan to repay a portion of all amounts outstanding under the secured subsordinated note we issued in connection with the Mangrove acquisition. In the March 2017 amendment, in accordance with the terms of the Credit Agreement, Wells Fargo has consented to such early repayment of the Mangrove note, subject to the condition, among others, that the repayment of the Mangrove note will not exceed $5,879,000.

The March 2017 amendment also amends our fixed charge coverage ratio and leverage ratio.  We have now agreed to:

•   a fixed charge coverage ratio of not less than 1.25 to 1.0 beginning with the quarter ending March 31, 2017 and each calendar quarter thereafter up to December 31, 2017, and not less than 1.5 to :1.0 beginning with the quarter ending March 31, 2018 and each calendar quarter thereafter up to December 31, 2018, and

•   a leverage ratio of not greater than 4.25 to 1.0 beginning with the quarter ending March 31, 2017, stepping down to 3.0 to 1.0 at March 31, 2018.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends and transactions with affiliates.

As of December 31, 2016, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or as we expect to generate from the ordinary course of operations over the next twelve months.

See Note 6 - Notes Payable in the accompanying financial statements for more information about the Credit Agreement and Guaranty and Security Agreement.

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

See Note 2 – Significant Account Policies in the accompanying financial statements for more information about Recent Accounting Pronouncements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)  (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Management has excluded our wholly owned subsidiaries, Asure COBRASource, LLC and Mangrove Employer Services (collectively referred to as “Mangrove”), from its assessment of internal control over financial reporting as of December 31, 2016 because Mangrove was acquired by us in a business combination on March 18, 2016 which did not allow management enough time to make a proper assessment. The total assets and total revenues of Mangrove represent approximately 49.2% and 19.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

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

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2017 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2017 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2017 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2017 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2017 annual meeting of shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) The following financial statements of the Company are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

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

To the Audit Committee of the
Board of Directors and Shareholders
of Asure Software, Inc.

We have audited the accompanying consolidated balance sheet of Asure Software, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asure Software, Inc., as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP
Irvine, California
 March 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Asure Software, Inc.

We have audited the accompanying consolidated balance sheet of Asure Software, Inc. as of December 31, 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asure Software, Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
March 30, 2016

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,767	$1,158
Accounts and note receivable, net of allowance for doubtful accounts of $338 and $145 at December 31, 2016 and December 31, 2015, respectively	8,108	4,671
Inventory	487	784
Prepaid expenses and other current assets	1,256	1,072
Total current assets before funds held for clients	22,618	7,685
Funds held for clients	22,981	-
Total current assets	45,599	7,685
Property and equipment, net	1,878	2,212
Goodwill	26,259	17,436
Intangible assets, net	12,048	6,026
Other assets	39	458
Total assets	$85,823	$33,817
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$5,455	$1,031
Accounts payable	1,576	2,670
Accrued compensation and benefits	1,192	715
Other accrued liabilities	936	713
Deferred revenue	9,252	10,803
Total current liabilities before client fund obligations	18,411	15,932
Client fund obligations	22,981	-
Total current liabilities	41,392	15,932
Long-term liabilities:
Deferred revenue	769	947
Notes payable, net of current portion and debt issuance cost	24,581	12,262
Other liabilities	835	958
Total long-term liabilities	26,185	14,167
Total liabilities	67,577	30,099
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 8,901 and 6,674 shares issued, 8,517 and 6,290 shares outstanding at December 31, 2016 and December 31, 2015, respectively	89	67
Treasury stock at cost, 384 shares at December 31, 2016 and December 31, 2015	(5,017)	(5,017)
Additional paid-in capital	295,044	279,649
Accumulated deficit	(271,875)	(270,903)
Accumulated other comprehensive income (loss)	5	(78)
Total stockholders’ equity	18,246	3,718
Total liabilities and stockholders’ equity	$85,823	$33,817

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2016	2015
Revenues:
Cloud revenue	$20,606	$13,628
Hardware revenue	3,795	3,300
Maintenance and support revenue	4,566	6,054
On premise software license revenue	2,218	856
Professional services revenue	4,357	3,068
Total revenues	35,542	26,906
Cost of Sales	8,117	7,340
Gross margin	27,425	19,566

Operating expenses
Selling, general and administrative	21,048	14,964
Research and development	2,897	3,053
Amortization of intangible assets	2,253	1,866
Total operating expenses	26,198	19,883

Income (loss) from operations	1,227	(317)

Other income (loss)
Interest income	10	22
Loss on lease termination	-	(110)
Loss on debt refinancing	-	(4)
Foreign currency gain (loss)	(8)	1
Interest expense and other	(2,012)	(1,109)
Interest expense - amortization of original issue discount (OID)	-	(21)

Total other loss, net	(2,010)	(1,221)

Loss from operations before income taxes	(783)	(1,538)
Income tax provision	(189)	(219)
Net loss	$(972)	$(1,757)
Other comprehensive income (loss):
Foreign currency translation gain	83	8
Other comprehensive loss	$(889)	$(1,749)

Basic and diluted net loss per share
Basic	$(0.15)	$(0.28)
Diluted	$(0.15)	$(0.28)
Weighted average basic and diluted shares
Basic	6,533,000	6,176,000
Diluted	6,533,000	6,176,000

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common	Common		Additional		Other	Total
	Stock	Stock	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Stock	Capital	Deficit	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2014	6,050	$64	$(5,017)	$278,656	$(269,146)	$(86)	$4,471
Share based compensation				409			409
Stock issued upon option exercise	240	3		584			587
Net loss					(1,757)		(1,757)
Other comprehensive income						8	8
BALANCE AT DECEMBER 31, 2015	6,290	$67	$(5,017)	$279,649	$(270,903)	$(78)	$3,718
Share based compensation				226			226
Stock issued upon option exercise	278	3		741			744
Stock issued, net of issuance cost	1,949	19		14,428			14,447
Net loss					(972)		(972)
Other comprehensive income						83	83
BALANCE AT DECEMBER 31, 2016	8,517	$89	$(5,017)	$295,044	$(271,875)	$5	$18,246

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(972)	$(1,757)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	3,613	3,012
Provision for doubtful accounts	265	100
Share-based compensation	226	409
Loss on debt refinancing	-	4
Other	94	28
Changes in operating assets and liabilities:
Accounts and note receivable	(3,401)	524
Inventory	297	(615)
Prepaid expenses and other assets	233	(527)
Accounts payable	(1,104)	1,120
Accrued expenses and other long-term obligations	466	422
Deferred revenue	(1,729)	635
Net cash provided by operating activities	(2,012)	3,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(12,000)	-
Purchases of property and equipment	(436)	(1,406)
Disposals of property and equipment	-	18
Collection of note receivable	223	-
Net change in funds held for clients	(6,562)	-
Net cash used in investing activities	(18,775)	(1,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	18,413	5,300
Payments on notes payable	(7,233)	(6,765)
Payments on amendment of senior notes payable	-	(75)
Debt financing fees	(438)	-
Payments on capital leases	(197)	(190)
Net proceeds from issuance of stock	15,192	587
Net change in client fund obligations	6,562	-
Net cash used in financing activities	32,299	(1,143)

Effect of foreign exchange rates	97	14

Net increase in cash and cash equivalents	11,609	838
Cash and cash equivalents at beginning of period	1,158	320
Cash and cash equivalents at end of period	$12,767	$1,158

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$1,415	$995

Non-cash Investing and Financing Activities:
Note receivable from customer	-	601
Subordinated notes payable- Mangrove acquisition	6,000	-
Accrued purchases of property and equipment	-	17

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 1 - THE COMPANY

Asure Software, Inc., a Delaware corporation incorporated in 1985, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Dedham, Massachusetts; Tampa, Florida; Traverse City, Michigan and London, United Kingdom.

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

CONTINGENCIES

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2016, we were not party to any pending legal proceedings.

LIQUIDITY

As of December 31, 2016, Asure’s principal sources of liquidity consisted of approximately $12,767 of cash and cash equivalents, future cash generated from operations and $3,000 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. Cash and cash equivalents were $1,158 at December 31, 2015.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In December 2016, we completed an underwritten public offering of 1,949,250 shares of common stock at the public offering price of $8.00 per share, which includes 254,250 shares sold pursuant to the underwriters’ full exercise of their over-allotment option. Our net proceeds, after deducting the underwriting discounts and commissions and other estimated offering expenses, were approximately $14,400. We intend to use the net proceeds received from the offering for general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, assets or technologies. We subsequently used a portion of the proceeds to reduce approximately $3.0 million of our secured subordinated indebtedness payable in connection with the 2016 acquisition of Mangrove and for the three acquisitions we closed in January 2017, as discussed in Note 14- Subsequent Events.

Our Wells Fargo Credit Agreement was amended in March 2015 to authorize us to optionally prepay, subject to specified conditions, the Subordinated Note Payable to Roomtag and to revise the leverage ratio beginning with the quarter ended March 31, 2015 to a leverage ratio of not greater than 3.5 to 1.0 with the levels stepping down thereafter. We also amended the Credit Agreement in November 2015. The November 2015 amendment increased the applicable margin relative to the LIBOR rate upon which we compute the interest payable.  We agreed that if our leverage ratio is (a) less than or equal to 2.25:1, (b) greater than 2.25:1 but less than or equal to 2.75:1, (c) greater than 2.75:1 but less than or equal to 3.25:1 or (d) greater than 3.25:1, the applicable margin relative to the LIBOR rate would be 3.00, 3.50, 4.00 or 4.50 percentage points, respectively. We further agreed that until the leverage ratio testing period ended September 30, 2016, we will pay interest based on the 4.50 percentage point margin level.
We amended our Credit Agreement in March 2016. Under this amendment, we expanded our overall credit facility by $12,500 to $29,188. This includes a $26,188 term facility which is due on March 21, 2019 and a $3,000 revolving credit facility.  The amendment also changed the applicable margin rates for determining the interest rate payable on the loan as follows:

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

As of December 31, 2016, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with the available cash on hand or as we expect to be generated from the ordinary course of operations over the next twelve months from the issuance of the consolidated financial statements.

Management is focused on growing our existing product offering, as well as our customer base, to increase our recurring revenues. We have made and will continue to explore additional strategic acquisitions. We expect to fund any future acquisitions with equity, available cash, future cash from operations, or debt from outside sources.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months from the issuance of the consolidated financial statements and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

FUNDS HELD FOR CLIENTS

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client fund obligations on our Consolidated Balance Sheets. Funds held for clients are held in demand deposit accounts at major financial institutions and are classified as a current asset on our Consolidated Balance Sheets since these funds are held solely for the purposes of satisfying the client fund obligations.

Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client fund obligations as a current liability on the Consolidated Balance Sheets totaling $22,981 and $0 as of December 31, 2016 and December 31, 2015, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying client funds obligations.  The Company has reported cash flows related to purchases, sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported cash flows related to client fund investments with original maturities of ninety days or less on a net basis within the net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client fund obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported cash flows related to cash received from and paid on behalf of clients on a net basis within the net increase in client fund obligations in the financing activities section of the Statements of Consolidated Cash Flows.

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

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2014	$120
Provision for doubtful accounts receivable	100
Write-off of uncollectible accounts receivable	(75)
Balance at December 31, 2015	$145
Provision for doubtful accounts receivable	265
Write-off of uncollectible accounts receivable	(72)
Balance at December 31, 2016	$338

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventory includes purchased LCD panels and a full range of biometric and card recognition clocks that we sell as part of our workforce and workspace management solutions.  We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, by first assessing qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test should be used to identify any potential impairment and measure an impairment loss, if any. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. We tested goodwill using the qualitative factors during 2016 and 2015. There has been no impairment of goodwill for the periods presented. See Notes 4 and 5 for additional information regarding goodwill. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented. See Note 5 – Goodwill and Other Intangible Assets for additional information regarding intangible assets.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

ADVERTISING COSTS

We expense advertising costs as we incur them.  Advertising expenses were $109 and $42 for 2016 and 2015, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

 LEASE OBLIGATIONS

Asure recognizes its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, we charge the total amount of base rentals over the term of our leases to expense on a straight-line method, recording the amount of rental expense in excess of lease payments as a deferred rent liability. As of December 31, 2016 and 2015, we had no deferred rent liabilities. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. As of December 31, 2016 and 2015, Asure had $163 and $327 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Accordingly, we translate the assets and liabilities of these foreign subsidiaries at current exchange rates at each balance sheet date. We record translation adjustments arising from the translation of net assets located outside of the United States into United States dollars in accumulated other comprehensive loss as a separate component of stockholders’ equity. We translate income and expenses from the foreign subsidiaries using monthly average exchange rates. We include net gains and losses resulting from foreign exchange transactions in other income and expenses, which were not significant in 2016 and 2015.

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

SHARE BASED COMPENSATION

We adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  We estimate the fair value of each award granted from our stock option plan at the date of grant using the Black-Scholes option pricing model. During 2016 and 2015, we granted 454,000 and 257,000 stock options, respectively.

As of December 31, 2016, we expect to recognize $338 of unrecognized compensation costs related to non-vested option grants over the course of the following three years.

We issued 278,000 shares of common stock related to exercises of stock options granted from our stock option plan for 2016 and 240,000 shares in 2015.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued FASB ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” ASU 2016-11 rescinds certain SEC staff comments previously made in regard to these ASU’s. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” that provide guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. We are currently evaluating the effect that the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016- 10, ASU 2016-11, ASU 2016-12 and  ASU 2016-20 will have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03,” Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at the June 18, 2015 Emerging Issues Task Force (“EITF”) Meeting”. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity should apply each amendment retrospectively. We adopted ASU 2015-03 on January 1, 2016 for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 on our current period consolidated financial statements was the classification of all deferred financing costs as a deduction to the corresponding debt in addition to the reclassification of deferred financing costs in other current and long term assets to short and long term notes payable as of December 31, 2015, within the consolidated balance sheets to conform to the current period presentation. Other than these reclassifications and additional disclosures, the adoption of ASU 2015-03 did not have an impact on our consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this standard in the first quarter of fiscal year 2017 prospectively and does not expect a material effect on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)”, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. We plan to adopt this standard in the first quarter of fiscal year 2017 and do not expect a material impact on our consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the amendments as of January 1, 2017, and the Company is currently evaluating the full impact of these amendments.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 806): Clarifying the Definition of a Business”, which provides guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation.  The guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted under certain circumstances.  We are currently evaluating the effects and timing of the adoption of ASU 2017-01.

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, respectively:

		Fair Value Measure at December 31, 2016
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$12,767	$12,767	$-	$-
Total	$12,767	$12,767	$-	$-

		Fair Value Measure at December 31, 2015
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,158	$1,158	$-	$-
Total	$1,158	$1,158	$-	$-
Liabilities:
Contingent consideration	173	$-	$-	$173
Total	$173	$-	$-	$173

The following summarizes quantitative information about Level 3 fair value measurements.

Contingent consideration

In connection with the acquisition of FotoPunch, Inc. (“FotoPunch”) in July 2014, we recorded contingent consideration based upon the expected achievement of certain milestone goals. We will record any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability of achieving each outcome. Management estimates probabilities and then applies them to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios. The Company retained a third party expert to assist in determining the value of the contingent consideration as of December 31, 2016 and 2015.

As of December 31, 2016, the third party expert determined the value of the contingent consideration for the FotoPunch acquisition was zero. The valuation of the contingent consideration was based on a Monte Carlo simulation model for fiscal 2017 to 2018. Management provided revenue projections (an unobservable input) of $228 and $251 for fiscal 2017 and fiscal 2018, respectively. As of December 31, 2015, the contingent consideration was valued at $173 and was based on a Monte Carlo simulation model for fiscal 2016 to 2018, with fiscal 2016 being a partial year from January 1, 2016 to September 30, 2016. Management provided revenue projections (an unobservable input) of $650, $2,203 and $3,925 for fiscal 2016 (partial year), fiscal 2017 and fiscal 2018, respectively.

The following table summarizes the annual changes in our contingent consideration:

Balance at December 31, 2014	$327
Adjustment to purchase accounting	(65)
Change in fair value of earnout	(89)
Balance at December 31, 2015	$173
Change in fair value of earnout	(173)
Balance at December 31, 2016	$-

Changes to the estimated fair value of contingent consideration were primarily due to revisions to the Company’s expectations of earn-out achievement.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current liabilities.  The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Our line of credit and notes payable, including current portion, as of December 31, 2016, had a carrying value of $30,036.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 4 - ACQUISITIONS

Subsequent to December 31, 2016, through stock and asset purchases, we closed three strategic acquisitions: Personnel Management Systems, Inc., a leading provider of outsourced HR solutions; Corporate Payroll, Inc. (Payroll Division), a leading provider of payroll services; and Payroll Specialties NW, Inc., a leading provider of payroll services. See Note 14- Subsequent Events for more information about the Stock Purchase Agreement and Asset Purchase Agreements.

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

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operation for the years ended December 31, 2016 and 2015 gives effect to the acquisition of Mangrove and the acquisition of assets of COBRAsource as if we had completed them on January 1, 2015. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary.

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

	FOR THE YEAR	FOR THE YEAR
	ENDED DECEMBER 31,	ENDED DECEMBER 31,
	2016	2015
Revenues	$37,671	$35,137
Net income (loss)	$(148)	$(3,113)
Net income (loss) per common share:
Basic and diluted	$(0.02)	$(0.50)

Weighted average shares outstanding:
Basic	6,533	6,176
Diluted	6,533	6,176

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

The following table summarizes the annual changes in our goodwill:

Balance at December 31, 2014	$17,500
Adjustments to goodwill	(60)
Foreign exchange adjustments to goodwill	(4)
Balance at December 31, 2015	$17,436
Goodwill recognized upon acquisition of Mangrove	8,837
Foreign exchange adjustments to goodwill	(14)
Balance at December 31, 2016	$26,259

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2016 and 2015 are as follows:

		December 31, 2016
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	12.7	$10,915	$(3,408)	$7,507
Customer Relationships	7.3	14,011	(10,270)	3,741
Reseller Relationships	7	853	(640)	213
Trade Names	14.5	1,294	(707)	587
	9.8	$27,073	$(15,025)	$12,048

		December 31, 2015
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	7.6	$4,015	$(2,208)	$1,807
Customer Relationships	7.2	12,811	(8,959)	3,852
Reseller Relationships	7	853	(518)	335
Trade Names	5	694	(669)	25
Covenant not-to-compete	2	229	(222)	7
	7.3	$18,602	$(12,576)	$6,026

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses were $2,253 and $1,866 for 2016 and 2015, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $425 and $425 for 2016 and 2015, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2016:

Calendar Years
2017	$2,907
2018	2,558
2019	1,927
2020	1,360
2021	1,559
Thereafter	1,737
$12,048

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of December 31, 2016	Balance as of December 31, 2015
Subordinated Notes Payable- Mangrove acquisition	3/18/2018	3.50%	$6,000	$-
Term Loan - Wells Fargo	3/20/2019	6.50%	24,715	13 687
Total Notes Payable			$30,715	$13,687
Short-term notes payable			$5,455	$1,031
Long-term notes payable			$25,260	$12,656

 On January 1, 2016, we adopted ASU 2015-03 for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 on our current period consolidated financial statements was the classification of all deferred financing costs as a deduction to corresponding debt in addition to the reclassification of deferred financing costs in other current and long term assets to short and long term notes payable as of December 31, 2015, within the Consolidated Balance Sheets to conform to the current period presentation. The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at December 31, 2016	Debt Issuance Costs	Net Notes Payable at December 31, 2016
Notes payable, current portion	$5,455	$-	$5,455
Notes payable, net of current portion	25,260	(679)	24,581
Total Notes Payable	$30,715	$(679)	$30,036

Notes Payable	Gross Notes Payable at December 31, 2015	Debt Issuance Costs	Net Notes Payable at December 31, 2015
Notes payable, current portion	$1,031	$-	$1,031
Notes payable, net of current portion	12,656	(394)	12,262
Total Notes Payable	$13,687	$(394)	$13,293

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2017	$5,455
December 31, 2018	5,619
December 31, 2019	19,641
Gross Notes Payable	$30,715

Subordinated Notes Payable- Mangrove Acquisition

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

The Credit Agreement also provided for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. As of December 31, 2016, $0 was outstanding and $3,000 was available for borrowing under the revolver.

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

The outstanding principal amount of the term loan is payable as follows:

·          $491 on June 30, 2016 and the last day of each fiscal quarter thereafter up to March 31, 2017; and
·          $655 on June 30, 2017 and the last day of each fiscal quarter thereafter, with a final payment of the remaining balance due on March 31, 2019

As of December 31, 2016, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or as we expect to generate from the ordinary course of operations over the next twelve months.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives as of December 31, 2016 and 2015 are composed of the following:

	December 31,
	2016	2015

Software: 3-5 years	$7,090	$5,928
Furniture and equipment: 2-5 years	7,087	4,637
Internal support equipment: 2-4 years	696	696
Vehicle: 7 years	-	-
Capital leases: lease term or life of the asset	178	178
Leasehold improvements: lease term or life of the improvement	2,610	2,243
	17,661	13,682
Less accumulated depreciation	(15,783)	(11,470)
	$1,878	$2,212

We record the amortization of our capital leases as depreciation expense on our Consolidated Statements of Comprehensive Loss. Depreciation and amortization expenses relating to property and equipment were approximately $935 and $721 for 2016 and 2015, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PROGRAM

Pursuant to Asure’s stock repurchase plan, we may repurchase up to 450,000 shares of our common stock.  We have repurchased a total of 384,000 shares for approximately $5,000 over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on our cash position, market conditions, financial covenants and other factors.  While the program remains in place, we did not repurchase any shares during 2016 or 2015.

STOCK AND STOCK OPTION PLANS

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with the date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 614,000 options granted and outstanding pursuant to the 2009 Plan as of December 31, 2016.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $226 and $409 for 2016 and 2015, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the assumptions used to develop their fair value for 2016 and 2015:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	.97%	1.90%
Expected volatility	0.38	0.59
Expected life in years	3.44	3.61
Dividend yield	-	-

As of December 31, 2016, Asure had reserved shares of common stock for future issuance as follows:

Options outstanding	614,000
Options available for future grant	200,000
Shares reserved	814,000

The following table summarizes activity under all Plans during 2016 and 2015.

	Year Ended December 31, 2016		Year Ended December 31, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	640,000	$4.40	735,000	$3.51
Granted	454,000	6.70	257,000	5.76
Exercised	(278,000)	2.69	(240,000)	2.44
Canceled	(202,000)	5.61	(112,000)	5.88
Outstanding at the end of the year	614,000	$6.47	640,000	$4.40
Options exercisable at the end of the year	130,000	$5.71	324,000	$3.09
Weighted average fair value of options granted during the year	$1.53		$5.76

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2016:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2016	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AND VESTED AT DECEMBER 31, 2016	WEIGHTED-AVERAGE EXERCISE PRICE

$1.68– 5.27	$99,000	$3.46	$5.01	$32,000	$4.97
5.28 -- 6.33	314,000	3.66	5.57	82,000	5.86
6.34 – 9.00	201,000	4.61	8.61	16,000	6.42

$1.68 -- 9.00	614,000	3.94	$6.47	130,000	$5.71

The aggregate intrinsic value of options outstanding and options exercisable is $1,302 and $365, respectively, at December 31, 2016.

NOTE 9 - DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $198 and $179 in 2016 and 2015, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 10 - REVENUE CONCENTRATION

During 2016 and 2015, there were no customers who individually represented 10% or more of consolidated revenue.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for 2016 and 2015.

We have excluded stock options to acquire 614,000 and 640,000 shares for 2016 and 2015, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Net Loss	$(972)	$(1,757)
Weighted-average shares of common stock outstanding	6,533,000	6,176,000

Basic and diluted net loss per share	$(0.15)	$(0.28)

NOTE 12 - INCOME TAXES

The components of pre-tax loss for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Domestic	$(865)	$(1,404)
Foreign	82	(134)
Total	$(783)	$(1,538)

The components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Current:
Federal	$-	$-
State	16	25
Foreign	-	6
Total current	16	31

Deferred:
Federal	155	165
State	18	23
Foreign	-	-
Total deferred	173	188

	$189	$219

 ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes at December 31, 2016 and 2015 are as follows:

	2016	2015
DEFERRED TAX ASSETS:
Current deferred tax assets
Deferred revenue	$393	$382
Accrued expenses	388	85
Other	-	51
	781	518
Valuation allowance	(781)	(518)
Net current deferred tax assets	-	-

Noncurrent deferred tax assets
Net operating losses	39,560	40,389
Research and development credit carryforwards	4,188	4,490
Minimum tax credit carryforwards	161	161
Acquired intangibles	-	183
Share based compensation	10	11
Other	102	22
	44,021	45,256
Valuation allowance	(42,736)	(44,496)
Net noncurrent deferred tax assets	1,285	760

Noncurrent deferred tax liabilities
Acquired intangibles	(525)	-
Fixed assets	(765)	(764)
Goodwill	(812)	(640)
Total noncurrent deferred tax liabilities	(2,102)	(1,404)

Net current deferred tax asset (liability)	-	-
Net noncurrent deferred tax liability	$(817)	$(644)

 At December 31, 2016, we had federal net operating loss carryforwards of approximately $115,738, research and development credit carryforwards of approximately $5,113 and alternative minimum tax credit carryforwards of approximately $161. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2018 through 2036, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

 As a result of various acquisitions by us in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of goodwill. During the year ended December 31, 2016, the valuation allowance decreased by approximately $1,497 due primarily to operations, including expiration of tax carryforwards.  Approximately $8,251 of the valuation allowance relates to tax benefits for stock option deductions included in our net operating loss carryforward which we will allocate, if and when realized, directly to contributed capital to the extent the benefits exceed amounts attributable to book deferred compensation expense.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	For 2016	For 2015

Computed at statutory rate	$(266)	$(521)
State taxes, net of federal benefit	(34)	109
Permanent items and other	189	188
Credit carryforwards	(59)	(1)
Foreign income taxed at different rates	(45)	118
Tax carryforwards not benefitted	404	326
	$189	$219

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2016. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at January 1, 2015	$1,288
Additions based on tax positions related to the current year	28
Additions for tax positions of prior years	(26)
Balance at December 31, 2015	$1,290
Additions based on tax positions related to the current year	25
Additions for tax positions of prior years	(96)
Balance at December 31, 2016	$1,219

As of December 31, 2016, we had $1,219 of unrecognized tax benefits, which would affect the effective tax rate if recognized. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2016, we recognized $2 of interest and penalties in our income tax expense.

We file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years ending before December 31, 2013 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2012.  We are not currently under audit for federal, state or any foreign jurisdictions.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

 NOTE 13 - LEASE COMMITMENTS

Asure’s future minimum lease payments under all operating and capital leases as of December 31, 2016 are as follows:

CALENDAR YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS
2017	830	145
2018	646	18
2019	503	--
2020	445	--
2021	315	--
Thereafter	27	--

	$2,766	$163
Less: Sublease income	(510)	-
TOTAL	$2,256	$163

Less current portion of obligations		(145)
Long-term portion of obligations		$(18)

Total rent expense under all operating leases for 2016 and 2015 were $1,014 and $724, respectively. At December 31, 2016 and 2015, approximately 10.7% and 23.4%, respectively, of our total operating lease obligations relates to our corporate office facility at Wild Basin in Austin, Texas. Subsequent to December 31, 2016, we entered into a lease agreement for new corporate office facilities to accommodate our growth. This lease obligation is not included above. It will account for approximately 44.4% of our total future operating lease obligations. Approximately 66.0% of our total operating lease obligation at December 31, 2016 relates to our office facility in Tampa, Florida, where Mangrove is based.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 20, 2017, the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2016, and events which occurred subsequent to December 31, 2016 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements except as below and except as disclosed in Note 13.

2017 Acquisitions

In January 2017, we closed three strategic acquisitions: Personnel Management Systems, Inc., a leading provider of outsourced HR solutions; Corporate Payroll, Inc. (Payroll Division), a leading provider of payroll services; and Payroll Specialties NW, Inc., a leading provider of payroll services.

Stock Purchase Agreement

In January 2017, we closed on the acquisition of all of the outstanding shares of common stock (the “Shares”) of Personnel Management Systems, Inc., a Washington corporation (“PMSI”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), among us, PMSI, the sellers identified therein, and the stockholders’ representative named therein. The aggregate consideration for the Shares consisted of (i) $3,875 in cash and (ii) a subordinated promissory note (the “PMSI Note”) in the principal amount of $1,125 subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our recent public stock offering. The PMSI Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PMSI Note is payable at maturity. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Asset Purchase Agreement

In January 2017, we closed on the acquisition of substantially all the assets of Corporate Payroll, Inc., an Ohio corporation (“CPI”), relating to its payroll service bureau business, pursuant to an Asset Purchase Agreement (the “CPI Asset Purchase Agreement”). The aggregate consideration for the assets consisted of (i) $1,500 in cash, (ii) a subordinated promissory note (the “CPI Note”) in the principal amount of $500 and (iii) 112,166 shares of our common stock valued at $1,000, subject to adjustment as provided in the CPI Asset Purchase Agreement. We funded the cash payment with proceeds from our recent public stock offering. The CPI Note bears no interest and matures on April 30, 2018. The entire unpaid principal under the CPI Note is payable at maturity. The recipient of the shares of our common stock entered into a six month lock-up agreement with us. The CPI Asset Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

Asset Purchase Agreement

In January 2017, we closed on the acquisition of substantially all the assets of Payroll Specialties NW, Inc., an Oregon corporation (“PSNW”), pursuant to an Asset Purchase Agreement (the “PSNW Asset Purchase Agreement”). The aggregate consideration for the assets consisted of (i) $3,010 in cash and (ii) a subordinated promissory note (the “PSNW Note”) in the principal amount of $600, subject to adjustment as provided in the PSNW Asset Purchase Agreement. We funded the cash payment with proceeds from our recent public stock offering. The PSNW Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PSNW Note is payable at maturity. The PSNW Asset Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

Amendment to Credit Agreement

In March 2017, we amended our Credit Agreement with Wells Fargo Bank, N.A to, among other things, obtain an additional term loan in the amount of $5,000,000. Upon disbursement of the additional term loan, the aggregate principal amount outstanding under our terms loans will be approximately $29,714,453. The aggregate outstanding principal amount of the term loans is payable as follows:

•   $742,861.33 on June 30, 2017 and the last day of each fiscal quarter thereafter.

We will use the proceeds of the additional term loan to repay a portion of all amounts outstanding under the secured subsordinated note we issued in connection with the Mangrove acquisition. In the March 2017 amendment, in accordance with the terms of the Credit Agreement, Wells Fargo has consented to such early repayment of the Mangrove note, subject to the condition, among others, that the repayment of the Mangrove note will not exceed $5,879,000.

The March 2017 amendment also amends our fixed charge coverage ratio and leverage ratio.  We have now agreed to:

•   a fixed charge coverage ratio of not less than 1.25 to 1.0 beginning with the quarter ending March 31, 2017 and each calendar quarter thereafter up to December 31, 2017, and not less than 1.5 to :1.0 beginning with the quarter ending March 31, 2018 and each calendar quarter thereafter up to December 31, 2018, and

•   a leverage ratio of not greater than 4.25 to 1.0 beginning with the quarter ending March 31, 2017, stepping down to 3.0 to 1.0 at March 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 20, 2017	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	March 20, 2017
Patrick Goepel	(Principal Executive Officer)
and Director

/s/ BRAD WOLFE	Chief Financial Officer	March 20, 2017
Brad Wolfe	(Principal Financial and Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	March 20, 2017
David Sandberg

/s/ ADRIAN PERTIERRA	Director	March 20, 2017
Adrian Pertierra

/s/ J. RANDALL WATERFIELD	Director	March 20, 2017
J. Randall Waterfield

/s/ MATTHEW BEHRENT	Director	March 20, 2017
Matthew Behrent

INDEX TO EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Asset Purchase Agreement dated October 1, 2011 by and among Asure Software, Inc., ADI Software, LLC and ADI Time, LLC (1)

2.2	Asset Purchase Agreement dated December 14, 2011 by and among Asure Software, Inc., ADI Legiant, LLC and WG Ross Corp. (2)

2.3	Stock Purchase Agreement dated July 1, 2012 between Meeting maker Holding B.V. and PeopleCube Holding B.V. and Asure Software, Inc. (3)

2.4	Code Purchase and Perpetual License Agreement dated October 9, 2012 between Asure Software, Inc. and FotoPunch, Inc. (4)

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

10.16
Second Amendment to Loan Agreement effective as of March 31, 2013 by and among Asure Software Inc., ADI Software, LLC, Asure Legiant, LLC Meeting Maker - United States, Inc. and Deerpath Funding, LP (18)

10.17
Third Amendment to Loan Agreement effective as of September 30, 2013 by and among Asure Software Inc., ADI Software, LLC, Asure Legiant, LLC Meeting Maker - United States, Inc. and Deerpath Funding, LP (19)

10.18
Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties thereto as the Lenders, and Asure Software, Inc., as Borrower, Dated as of March 20, 2014 (20)

10.19	Guaranty and Security Agreement between Asure Software, Inc. and Wells Fargo Bank, National Association, dated March 20, 2014 (20)

10.20	Asset Purchase Agreement dated March 18, 2016 by and between Mangrove COBRASource, Inc. and Asure COBRAsource, LLC (21)

10.21
Amendment Number Five to Credit Agreement, dated as of March 21, 2016, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party thereto, and Asure Software, Inc. (21)

10.22
Secured Subordinated Promissory Note, dated March 18, 2016, by and among Asure Software, Inc., Richard S. Cangemi, as Stockholder Representative and attorney-in-fact for Richard S. Cangemi and Paul D. Zugay, as Principal Shareholders (22)

10.23	Employee Stock Purchase Plan (23)

10.24
Amendment Number Six to Credit Agreement, dated as of March 10, 2017, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party thereto, and Asure Software, Inc. (24)

10.25
Amendment Number Seven to Credit Agreement, dated as of March 20, 2017, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party thereto, and Asure Software, Inc. *

14	Code of Business Conduct and Ethics (8)

21	Subsidiaries of the Company*

23.1	Consent of Marcum LLP*

23.2	Consent of Ernst & Young LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the SEC on November 14, 2011.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2012.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2004 filed with the SEC on December 15, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2009.

(7)	Incorporated by reference to Appendix C to the Company’s 2012 Proxy Statement filed with the SEC on May 23, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2012.

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 13, 2012.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2009.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2006 filed with the SEC on June 14, 2006.

(13)	Incorporated by reference to the Company’s 2013 Proxy Statement filed with the SEC on April 30, 2013.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2009.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 17, 2010.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2013.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2016.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-215097) filed with the SEC on December 14, 2016.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.

*Filed herewith