Form 10-Q
period 2017-03-31
ASURE SOFTWARE INC
filed 2017-05-11
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of May 8, 2017, the registrant had outstanding 8,630,023 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,288	$12,767
Accounts and note receivable, net of allowance for doubtful accounts of $328 and $338 at March 31, 2017 and December 31, 2016, respectively	8,953	8,108
Inventory	530	487
Prepaid expenses and other current assets	2,012	1,256
Total current assets before funds held for clients	13,783	22,618
Funds held for clients	30,544	22,981
Total current assets	44,327	45,599
Property and equipment, net	1,809	1,878
Goodwill	31,455	26,259
Intangible assets, net	17,184	12,048
Other assets	322	39
Total assets	$95,097	$85,823
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$2,971	$5,455
Accounts payable	2,276	1,576
Accrued compensation and benefits	1,523	1,192
Other accrued liabilities	1,433	936
Deferred revenue	9,265	9,252
Total current liabilities before client fund obligations	17,468	18,411
Client fund obligations	30,544	22,981
Total current liabilities	48,012	41,392
Long-term liabilities:
Deferred revenue	611	769
Notes payable, net of current portion of debt issuance cost and debt discount	28,165	24,581
Other liabilities	157	835
Total long-term liabilities	28,933	26,185
Total liabilities	76,945	67,577
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 11,000 shares authorized; 9,014 and 8,901 shares issued, 8,630 and 8,517 shares outstanding at March 31, 2017 and December 31, 2016, respectively	90	89
Treasury stock at cost, 384 shares at March 31, 2017 and December 31, 2016	(5,017)	(5,017)
Additional paid-in capital	296,042	295,044
Accumulated deficit	(272,934)	(271,875)
Accumulated other comprehensive income (loss)	(29)	5
Total stockholders’ equity	18,152	18,246
Total liabilities and stockholders’ equity	$95,097	$85,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2017	2016
Revenues:
Cloud revenue	$7,836	$3,862
Hardware revenue	1,088	693
Maintenance and support revenue	933	1,239
On premise software license revenue	169	140
Professional services revenue	701	788
Total revenues	10,727	6,722
Cost of Sales	2,438	1,730
Gross margin	8,289	4,992

Operating expenses
Selling, general and administrative	7,043	5,033
Research and development	769	811
Amortization of intangible assets	847	377
Total operating expenses	8,659	6,221

Loss from operations	(370)	(1,229)

Other income (loss)
Interest expense and other	(547)	(281)
Total other loss	(547)	(281)

Loss from operations before income taxes	(917)	(1,510)
Income tax provision	(142)	(44)
Net loss	$(1,059)	$(1,554)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(34)	35
Other comprehensive loss	$(1,093)	$(1,519)

Basic and diluted net loss per share
Basic	$(0.12)	$(0.25)
Diluted	$(0.12)	$(0.25)
Weighted average basic and diluted shares
Basic	8,628,000	6,290,000
Diluted	8,628,000	6,290,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,059)	$(1,554)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,180	716
Provision for doubtful accounts	-	10
Share-based compensation	54	39
Changes in operating assets and liabilities:
Accounts and note receivable	(366)	723
Inventory	(43)	150
Prepaid expenses and other assets	(1,004)	187
Accounts payable	598	(798)
Accrued expenses and other long-term obligations	(29)	(748)
Deferred revenue	(516)	637
Net cash used in operating activities	(1,185)	(638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(8,076)	(12,000)
Purchases of property and equipment	(21)	(5)
Collection of note receivable	-	(11)
Net change in funds held for clients	1,540	(12,189)
Net cash used in investing activities	(6,557)	(24,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,000	12,500
Payments on notes payable	(6,069)	-
Debt financing fees	(100)	(438)
Payments on capital leases	(46)	(53)
Net proceeds from issuance of stock	-	3
Net change in client fund obligations	(1,485)	12,189
Net cash (used in) provided by financing activities	(2,700)	24,201

Effect of foreign exchange rates	(37)	37

Net decrease in cash and cash equivalents	(10,479)	(605)
Cash and cash equivalents at beginning of period	12,767	1,158
Cash and cash equivalents at end of period	$2,288	$553

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$411	$22

Non-cash Investing and Financing Activities:
Subordinated notes payable- See Note 4	$2,090	6,000
Issuance of common stock- CPI Acquisition- See Note 4	$946	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., a Delaware corporation incorporated in 1985, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Tampa, Florida; Traverse City, Michigan and London, United Kingdom.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2017 and December 31, 2016, the results of operations for the three months ended March 31, 2017 and 2016, and the cash flows for the three months ended March 31, 2017 and 2016.

You should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2016.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

LIQUIDITY

As of March 31, 2017, Asure’s principal sources of liquidity consisted of approximately $2,288 of cash and cash equivalents, future cash generated from operations and $3,000 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from the issuance of the consolidated financial statements.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory”. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We adopted the provisions of ASU 2015-11 on January 1, 2017. This adoption did not have any impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”. The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Prospective, retrospective, or modified retrospective application may be used dependent on the specific requirements of the amendments within ASU 2016-09. Effective January 1, 2017, the Company adopted ASU 2016-09 on a prospective basis. As such, prior periods have not been adjusted.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)”, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. We adopted the provisions of ASU 2017-04 on January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 806): Clarifying the Definition of a Business”, which provides guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation.  The guidance is effective for public companies for fiscal years beginning after December 15, 2017. We adopted this standard early as of January 1, 2017 as permitted under the standard.  The adoption did not have any impact on our consolidated financial statements.

Standards Yet To Be Adopted

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

CONTINGENCIES

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2017, we were not party to any pending legal proceedings.

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively:

		Fair Value Measure at March 31, 2017
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$2,288	$2,288	$-	$-
Total	$2,288	$2,288	$-	$-

		Fair Value Measure at December 31, 2016
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$12,767	$12,767	$-	$-
Total	$12,767	$12,767	$-	$-

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 4 – ACQUISITIONS

2017 Acquisitions

In January 2017, we closed three strategic acquisitions: Personnel Management Systems, Inc., a provider of outsourced HR solutions; Corporate Payroll, Inc. (Payroll Division), a provider of payroll services; and Payroll Specialties NW, Inc., a provider of payroll services.

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

Following is the purchase price allocation for these acquisitions. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for these acquisitions upon preliminary calculations and valuations.  Our estimates and assumptions for these acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets and liabilities acquired, certain legal matters and income and non-income based taxes.

We recorded the transactions using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $6,088 of intangible assets subject to amortization consist of $5,645 allocated to Customer Relationships, $331 for Trade Names and $112 for Noncompete.  To value the Trade Name, we employed the relief from royalty method under the market approach. For the Noncompetes, we employed a form of the income approach which analyzes the Company’s profitability with these assets in place, in contrast to the Company’s profitability without them. For the Customers, we employed a form of the excess earnings method, which is a form of the income approach. The discount rate used in valuing these assets was 17.2%, which reflects the risk associated with the intangible assets related to the other assets and the overall business operations to us. We estimated the fair values of the Trade Names using the relief from royalty method based upon a 1.2% royalty rate.

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

We based the allocations on fair values at the date of acquisition:

	Amount
Assets Acquired	CPI	PMSI	PSNW	Total
Cash & cash equivalents	$126	131	53	310
Accounts receivable	22	347	111	480
Fixed assets	-	130	7	137
Other assets	-	17	17	34
Funds held for clients	2,809	-	6,294	9,103
Goodwill	1,190	2,247	1,579	5,016
Intangibles	1,563	2,646	1,879	6,088
Total assets acquired	$5,710	5,518	9,940	21,168

Liabilities assumed
Accounts payable	51	19	28	98
Accrued other liabilities	-	191	40	231
Deferred revenue	-	370	-	370
Client fund obligations	2,754	-	6,294	9,048
Total liabilities assumed	2,805	580	6,362	9,747

Net assets acquired	$2,905	4,938	3,578	11,421

2016 Acquisition

Through the stock and asset purchases described below, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Stock Purchase Agreement

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note bears interest at an annual rate of 3.50% and matures in March 2018, with the first installment of principal due in March 2017 and the second installment of principal due in March 2018. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants. Details regarding the financing of the acquisition are described in the below Notes Payable table. Transaction costs for this acquisition were $706 and we expensed them as incurred. The acquisition costs are included in other income (loss) in the Condensed Consolidated Income Statement for three months ended March 31, 2016.

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

We based the allocations on fair values at the date of acquisition:

Amount
Assets acquired
Accounts receivable	$523
Funds held for clients	16,419
Fixed assets	258
Other assets	28
Goodwill	9,016
Intangibles	8,700
Total assets acquired	$34,944

Liabilities assumed
Accounts payable	64
Accrued other liabilities	461
Client fund obligations	16,419
Total liabilities assumed	$16,944
Net assets acquired	$18,000

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operation for the three months ended March 31, 2016 gives effect to the acquisitions of Mangrove and PMSI and the acquisition of assets of COBRAsource, PSNW and CPI as if we had completed them on January 1, 2016. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as January 1, 2016, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2017	2016
Revenues	$10,727	$10,997
Net (loss)	$(1,022)	$(827)
Net (loss) per common share:
Basic and diluted	$(0.12)	(0.13)

Weighted average shares outstanding:
Basic and diluted	8,628	6,290

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Asure’s goodwill relates to the following acquisitions: ADI and Legiant in 2011, PeopleCube in 2012, FotoPunch and Roomtag in 2014, Mangrove in 2016, and PMSI, CPI and PSNW in January 2017.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2016	$26,259
Goodwill recognized upon acquisitions of PMSI, CPI and PSNW	5,016
Adjustment to Goodwill associated with acquisition of Mangrove	179
Foreign exchange adjustment to goodwill	1
Balance at March 31, 2017	$31,455

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2017 and December 31, 2016 are as follows:

		March 31, 2017
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	12.7	$10,915	$(3,761)	$7,154
Customer Relationships	7.2	19,656	(10,807)	8,849
Reseller Relationships	7.0	853	(670)	183
Trade Names	14.6	1,625	(725)	900
Noncompete	2.0	112	(14)	98
	9.5	$33,161	$(15,977)	$17,184

		December 31, 2016
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	12.7	$10,915	$(3,408)	$7,507
Customer Relationships	7.3	14,011	(10,270)	3,741
Reseller Relationships	7.0	853	(640)	213
Trade Names	14.5	1,294	(707)	587
	9.8	$27,073	$(15,025)	$12,048

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended March 31, 2017 and 2016 were $847 and $377, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $106 and $107 for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of March 31, 2017:

Calendar Years
2017 (April to December)	$2,840
2018	3,443
2019	2,755
2020	2,189
2021	2,388
Thereafter	3,569
$17,184

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of March 31, 2017	Balance as of December 31, 2016
Subordinated Notes Payable- Mangrove acquisition	3/18/2018	3.50%	$-	$6,000
Subordinated Notes Payable- PMSI acquisition	4/30/2018	2.00%	1,100	-
Subordinated Notes Payable- CPI acquisition	4/30/2018	-%	500	-
Subordinated Notes Payable- PSNW acquisition	3/31/2018	2.00%	600	-
Term Loan - Wells Fargo	3/31/2019	6.50%	29,715	24,715
Total Notes Payable			$31,915	$30,715
Short-term notes payable			$2,971	$5,455
Long-term notes payable			$28,944	$25,260

The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at March 31, 2017	Debt Issuance Costs and Debt Discount	Net Notes Payable at March 31, 2017
Notes payable, current portion	$2,971	$-	$2,971
Notes payable, net of current portion	28,944	(779)	28,165
Total Notes Payable	$31,915	$(779)	$31,136

Notes Payable	Gross Notes Payable at December 31, 2016	Debt Issuance Costs and Debt Discount	Net Notes Payable at December 31, 2016
Notes payable, current portion	$5,455	$-	$5,455
Notes payable, net of current portion	25,260	(679)	24,581
Total Notes Payable	$30,715	$(679)	$30,036

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2017	$2,229
December 31, 2018	5,171
December 31, 2019	24,515
Gross Notes Payable	$31,915

Subordinated Notes Payable- PMSI Acquisition

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

Subordinated Notes Payable- CPI Acquisition

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

Subordinated Notes Payable – PSNW Acquisition

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

Subordinated Notes Payable- Mangrove Acquisition

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove. Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from the Credit Agreement with Wells Fargo. This note was paid in full in the first quarter of 2017.

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

The Credit Agreement also provided for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. As of March 31, 2017 and December 31, 2016, $0 was outstanding and $3,000 was available for borrowing under the revolver.

Additionally, the Credit Agreement provided for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions.

In March 2017, we amended our Credit Agreement with Wells Fargo Bank, N.A to, among other things, obtain an additional term loan in the amount of $5,000. Upon disbursement of the additional term loan, the aggregate principal amount outstanding under our terms loans will be approximately $29,714. The aggregate outstanding principal amount of the term loans is payable as follows:

•   $743 on June 30, 2017 and the last day of each fiscal quarter thereafter.

In the first quarter of 2017, we used the proceeds of the additional term loan to repay a portion of all amounts outstanding under the secured subordinated note we issued in connection with the Mangrove acquisition. In the March 2017 amendment, in accordance with the terms of the Credit Agreement, Wells Fargo consented to such early repayment of the Mangrove note, subject to the condition, among others, that the repayment of the Mangrove note will not exceed $5,879.

The March 2017 amendment also amends our fixed charge coverage ratio and leverage ratio.  We have now agreed to:

•   a fixed charge coverage ratio of not less than 1.25 to 1.0 beginning with the quarter ending March 31, 2017 and each calendar quarter thereafter up to December 31, 2017, and not less than 1.5 to 1.0 beginning with the quarter ending March 31, 2018 and each calendar quarter thereafter up to December 31, 2018, and

•   a leverage ratio of not greater than 4.25 to 1.0 beginning with the quarter ending March 31, 2017, stepping down to 3.0 to 1.0 at March 31, 2018.

As of March 31, 2017, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or as we expect to generate from the ordinary course of operations over the next twelve months.

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended March 31, 2017 and 2016 were $54 and $39, respectively. We issued no shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended March 31, 2017 and 1,500 for the three months ended March 31, 2016, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2014 to increase the number of shares reserved under the plan from 1,200,000 to 1,400,000. We have a total of 609,000 options granted and outstanding pursuant to the 2009 Plan as of March 31, 2017.

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2016	$5	$5
Other comprehensive loss before reclassifications	(34)	(34)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(34)	(34)
Ending balance, March 31, 2017	$(29)	$(29)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2017
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(34)	$—	$(34)

Other comprehensive loss	$(34)	$—	$(34)

NOTE 9 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 609,000 and 546,000 shares as of March 31, 2017 and 2016, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2017 and 2016:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2017	2016
Net loss	$(1,059)	$(1,554)
Weighted-average shares of common stock outstanding	8,628,000	6,290,000
Basic and diluted net loss per share	$(0.12)	$(0.25)

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

OVERVIEW

The following review of Asure’s financial position as of March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016 should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading global provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable companies of all sizes and complexities to operate more efficiently and proactively manage costs associated with their most expensive assets: real estate, labor and technology.

We currently offer two main product lines, AsureSpace™ and AsureForce®.  Our AsureSpace™ Agile Workplace management solutions enable organizations to manage their office environments and optimize real estate utilization.  Our AsureForce® time and labor management solutions help organizations optimize labor and labor administration costs and activities. With our acquisitions of Mangrove Employer Services, Inc. and the assets of Mangrove COBRAsource Inc. in 2016, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our AsureForce® product line. For both product lines, support and professional services are other key elements of our software and services business. As an extension of our perpetual software product offerings, Asure offers our customers maintenance and support contracts that provide ready access to qualified support staff, software patches and upgrades to our software products.   We also provide installation of and training on our products, add-on software customization and other professional services on a global scale.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Loss:

	FOR THE THREE MONTHS ENDED March 31,
	2017	2016
Revenues	100%	100%
Gross margin	77.3	74.3
Selling, general and administrative	65.7	64.4
Research and development	7.2	12.1
Amortization of intangible assets	7.9	5.6
Total operating expenses	80.7	82.0
Total other loss, net	(5.1)	(14.7)
Net loss	(9.9)	(23.1)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED March 31,
Revenue	2017	2016	Increase (Decrease)%
Cloud revenue	$7,836	$3,862	$3,974	102.9
Hardware revenue	1,088	693	395	57.0
Maintenance and support revenue	933	1,239	(306)	(24.7)
On premise software license revenue	169	140	29	20.7
Professional services revenue	701	788	(87)	(11.0)
Total revenue	$10,727	$6,722	$4,005	59.6

Revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Our product offerings are categorized into AsureSpace™ and AsureForce®. AsureSpace™ offers workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® offers time and labor management solutions which help organizations optimize labor and labor administration costs and activities, including benefits administration, human resource management, payroll processing and time and attendance. Both product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premise software license revenue and professional services revenue. AsureSpace™ revenues include PeopleCube, Meeting Room Manager and Roomtag revenues. AsureForce® revenues include ADI, Legiant, iEmployee, FotoPunch, Mangrove, PMSI, CPI and PSNW revenues.

Total revenue for the three months ended March 31, 2017 was $10,727, an increase of $4,005 or 59.6%, from the $6,722 reported for the three months ended March 31, 2016. Cloud revenue increased from the first quarter of 2016 due to our continued emphasis on selling integrated cloud based solutions.

AsureSpace™ revenue for the three months ended March 31, 2017 was $4,105, an increase of $371 or 9.9%, from the $3,734 recorded for the three months ended March 31, 2016. AsureSpace™ cloud, hardware, and on premise software license revenues increased, offset by decreases in maintenance and support and professional services revenues. Cloud revenue increased $98, or 4.9%, and hardware revenue increased $427, or 127.1%, and on premise software license revenue increased $80, or 463.8%, over the three months ended March 31, 2016. The largest decrease was in professional services revenue of $151, or 27.8%, primarily caused by the timing of services.

AsureForce® revenue for the three months ended March 31, 2017 was $6,622, an increase of $3,634 or 121.6%, from the $2,988 recorded for the three months ended March 31, 2016. This increase was primarily due to the acquisition of Mangrove in March 2016 and the acquisitions of PMSI, CPI and PMSI in January 2017, resulting in $4,152 of revenue in the first quarter of 2017. Cloud and professional services revenues increased, with the largest increases in cloud revenue of $3,876, or 210.0%, and professional services revenue of $64, or 26.3%, over the three months ended March 31, 2016. These increases were offset by a decrease in AsureForce® hardware, maintenance and support, and on premise software license revenue of $307, or 34.2%, as compared to the three months ended March 31, 2016, primarily in maintenance and support revenue, which decreased $223, or 53.5%. This decrease is primarily due to timing and size of contracts and renewals and our continued emphasis on transitioning from on premise to on demand revenue.

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

Our March 2016 acquisitions from Mangrove enabled us to enter into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line. Through the acquisition of PMSI, we will add HR consulting expertise to our current offering. Existing and new clients will now have access to an outsourced human resources department, which when combined with our current solution, will provide clients all the tools necessary to ensure the success of their most valuable resources – their people. With its extensive broker community, the acquisition of CPI in January 2017 creates a new channel for our expansion into the Midwest. We will leverage CPI’s referral network to provide new clients the tools necessary to ensure the success of their most valuable resources, their people. With the acquisition of PSNW in January 2017, we will leverage PSNW’s small business payroll solutions to grow market share in the small- and mid-sized business space, making us a leading choice for payroll services for businesses of any size.

Gross Margin

Consolidated gross margin for the three months ended March 31, 2017 was $8,289, an increase of $3,297, or 66.0%, from the $4,992 reported for the three months ended March 31, 2016.  Gross margin as a percentage of revenues was 77.3% and 74.3% for the three months ended March 31, 2017 and 2016, respectively. We attribute the increase in gross margin to a shift in the mix of our revenue between our higher margin and lower margin product lines, as well as the acquisitions in January 2017, as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2017 were $7,043, an increase of $2,010 or 39.9%, from the $5,033 reported for the three months ended March 31, 2016.  SG&A expenses as a percentage of revenues were 65.7% and 64.4% for the three months ended March 31, 2017 and 2016, respectively.

General and administrative expenses increased $2,334, or 76.6%, and sales and marketing expense decreased $324, or 16.3%, from the three months ended March 31, 2016. We incurred higher general and administrative expenses primarily due to higher headcount and professional fees incurred in connection with our acquisitions. We continue to evaluate any unnecessary expenses and any increases in SG&A are designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2017 were $769, a slight decrease of $42, or 5.2%, from the $811 reported for the three months ended March 31, 2016. R&D expenses as a percentage of revenues were 7.2% and 12.1% for the three months ended March 31, 2017 and 2016, respectively.

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

Amortization of Intangible Assets

Amortization expenses for the three months ended March 31, 2017 were $847, an increase of $470, or 124.7%, from the $377 reported for the three months ended March 31, 2016. This increase is due to the amortization recorded in the first quarter of 2017 related to the intangible assets acquired as part of the acquisitions in January 2017. Amortization expenses as a percentage of revenues were 7.9% and 5.6% for the three months ended March 31, 2017 and 2016, respectively.

Other Income and Loss

Other loss for the three months ended March 31, 2017 was $547, an increase of $266, or 94.7%, from the $281 reported for the three months ended March 31, 2016. Other loss as a percentage of revenues was 5.1% and 4.2% for the three months ended March 31, 2017 and 2016, respectively.  Other loss for the three months ended March 31, 2017 is composed primarily of interest expense on notes payable of $625 offset by $80 in gain recorded in connection with debt extinguishment. Other loss for the three months ended March 31, 2016 is composed primarily of interest expense on notes payable of $292.

Income Taxes

Income tax expense for the three months ended March 31, 2017 was $142, an increase of $98, or 222.7%, from the $44 reported for the three months ended March 31, 2016.

Net Loss

We incurred a net loss of $1,059, or $(0.12) per share, during the three months ended March 31, 2017, compared to a net loss of $1,554 or $(0.25) per share reported for the three months ended March 31, 2016.  Net loss as a percentage of total revenues was 9.9% for the three months ended March 31, 2017 compared to net loss of 23.1% of total revenues for the three months ended March 31, 2016.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2017.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	March 31,	December 31,
	2017	2016

Working capital (deficit)	$(3,685)	$4,207
Cash, cash equivalents and short-term investments	2,288	12,767

	For the Three Months Ended
	March 31,
	2017	2016

Cash provided by operating activities	$(1,185)	$(638)
Cash used in investing activities	(6,557)	(24,205)
Cash (used in) provided by financing activities	(2,700)	24,201

Working Capital.  We had a working capital deficit of $3,685 at March 31, 2017, a decrease of $7,892 from working capital of $4,207 at December 31, 2016. Working capital deficit at March 31, 2017 and working capital at December 31, 2016 includes $9,265 and $9,252 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the decrease in our working capital to a decrease in cash, due to the acquisitions of PMSI, CPI and PSNW in the first quarter of 2017.

Operating Activities.  Cash used in operating activities was $1,185 for the three months ended March 31, 2017. The $1,185 of cash used in operating activities during the first quarter of 2017 was primarily driven by an increase in prepaid expenses and other assets of $1,004, a decrease in deferred revenue of $516, and an increase in accounts receivable of $366. This was offset by an increase in accounts payable of $598. The $638 of cash used in operating activities during the first quarter of 2016 was primarily driven by net income (after adjustment for non-cash items) of $789, a decrease in accounts payable of $798 and a decrease in other accrued liabilities of $748. This was offset by increases in deferred revenue of $637, as well as decreases in accounts receivable of $723, prepaid expenses and other assets of $187, and inventory of $150, respectively.

Investing Activities.  Cash used in investing activities was $6,557 and $24,205 for the three months ended March 31, 2017 and March 31, 2016, respectively. Cash used in investing for the three months ended March 31, 2017 is primarily due to the acquisitions of PMSI, CPI and PSNW in January 2017, offset by a decrease in funds held for clients. The cash used in investing for the three months ended March 31, 2016 is due primarily to the acquisition of Mangrove and the increase in funds held for clients in the first quarter of 2016.

Financing Activities.  Cash used in financing activities was $2,700 for the three months ended March 31, 2017. We incurred $5,000 of debt, offset by payments on debt of $6,069 and client fund obligations of $1,485. Cash provided by financing activities was $24,201 for the three months ended March 31, 2016. We incurred $12,500 of debt and $12,189 of client fund obligations, primarily due to the cash used in the acquisition of Mangrove and the increase in funds held for clients in the first quarter of 2016. This is offset by debt financing fees of $438.

Sources of Liquidity.  As of March 31, 2017, Asure’s principal sources of liquidity consisted of approximately $2,288 of cash and cash equivalents, future cash generated from operations, and $3,000 available under our Wells Fargo revolver. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from the issuance of the consolidated financial statements. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months from the issuance of the consolidated financial statements.

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

Capital Resources. At March 31, 2017, we had $29,715 outstanding under our credit agreement with Wells Fargo. Available funds under the term credit facility were approximately $0 and under the revolving credit facility were approximately $3,000 at March 31, 2017. For further discussion regarding debt and financing arrangements, see Note 6 to the accompanying condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies and estimates since December 31, 2016.  For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2016 Annual Report on Form 10-K.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

ITEM  4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1 *	Restated Certificate of Incorporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 11, 2017	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 11, 2017	By:	/s/ BRAD WOLFE
Brad Wolfe
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1*	Restated Certificate of Incorporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith