Form 10-Q
period 2017-06-30
ASURE SOFTWARE INC
filed 2017-08-14
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, the registrant had outstanding 12,421,196 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$30,419	$12,767
Accounts and note receivable, net of allowance for doubtful accounts of $495 and $338 at June 30, 2017 and December 31, 2016, respectively	13,050	8,108
Inventory	491	487
Prepaid expenses and other current assets	2,273	1,256
Total current assets before funds held for clients	46,233	22,618
Funds held for clients	28,427	22,981
Total current assets	74,660	45,599
Restricted cash	200	-
Property and equipment, net	3,065	1,878
Goodwill	75,510	26,259
Intangible assets, net	34,576	12,048
Other assets	477	39
Total assets	$188,488	$85,823
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable, net of debt issuance cost and debt discount	$8,094	$5,455
Accounts payable	1,892	1,576
Accrued compensation and benefits	1,929	1,192
Other accrued liabilities	2,051	936
Deferred revenue	11,029	9,252
Total current liabilities before client fund obligations	24,995	18,411
Client fund obligations	28,427	22,981
Total current liabilities	53,422	41,392
Long-term liabilities:
Deferred revenue	1,408	769
Notes payable, net of current portion of debt issuance cost and debt discount	68,239	24,581
Other liabilities	161	835
Total long-term liabilities	69,808	26,185
Total liabilities	123,230	67,577
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 22,000 shares authorized; 12,754 and 8,901 shares issued, 12,370 and 8,517 shares outstanding at June 30, 2017 and December 31, 2016, respectively	128	89
Treasury stock at cost, 384 shares at June 30, 2017 and December 31, 2016	(5,017)	(5,017)
Additional paid-in capital	344,970	295,044
Accumulated deficit	(274,771)	(271,875)
Accumulated other comprehensive income (loss)	(52)	5
Total stockholders’ equity	65,258	18,246
Total liabilities and stockholders’ equity	$188,488	$85,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2017	2016	2017	2016
Revenues:
Cloud revenue	$8,826	$5,389	$16,662	$9,251
Hardware revenue	1,560	1,275	2,648	1,968
Maintenance and support revenue	1,165	1,192	2,098	2,431
On premise software license revenue	281	458	450	598
Professional services revenue	1,048	1,350	1,749	2,138
Total revenues	12,880	9,664	23,607	16,386
Cost of sales	2,826	2,176	5,264	3,906
Gross margin	10,054	7,488	18,343	12,480

Operating expenses
Selling, general and administrative	8,784	5,480	15,827	10,513
Research and development	836	645	1,605	1,456
Amortization of intangible assets	1,042	626	1,889	1,003
Total operating expenses	10,662	6,751	19,321	12,972

Income (loss) from operations	(608)	737	(978)	(492)

Other income (loss)
Interest expense and other	(1,088)	(559)	(1,635)	(840)
Total other loss	(1,088)	(559)	(1,635)	(840)

Income (loss) from operations before income taxes	(1,696)	178	(2,613)	(1,332)
Income tax provision	(141)	(42)	(283)	(86)
Net income (loss)	$(1,837)	$136	$(2,896)	$(1,418)
Other comprehensive income (loss)
Foreign currency gain (loss)	(23)	81	(57)	116
Other comprehensive income (loss)	$(1,860)	217	$(2,953)	$(1,302)

Basic and diluted net income (loss) per share
Basic	$(0.18)	$0.02	$(0.31)	$(0.23)
Diluted	$(0.18)	$0.02	$(0.31)	$(0.23)
Weighted average basic and diluted shares
Basic	9,980,000	6,294,000	9,307,000	6,292,000
Diluted	9,980,000	6,429,000	9,307,000	6,292,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,896)	$(1,418)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,553	1,706
Provision for doubtful accounts	150	10
Share-based compensation	225	106
Changes in operating assets and liabilities:
Accounts receivable	(3,486)	(1,059)
Inventory	(2)	268
Prepaid expenses and other assets	(891)	86
Accounts payable	(244)	(316)
Accrued expenses and other long-term obligations	9	397
Deferred revenue	973	(864)
Net cash used in operating activities	(3,609)	(1,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(43,698)	(12,000)
Purchases of property and equipment	(782)	(24)
Collection of note receivable	-	64
Net change in funds held for clients	3,657	(8,106)
Net cash used in investing activities	(40,823)	(20,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	45,777	15,335
Payments on notes payable	(6,391)	(3,274)
Debt financing fees	(1,433)	(438)
Payments on capital leases	(91)	(106)
Net proceeds from issuance of common stock	27,916	528
Net change in client fund obligations	(3,602)	8,106
Net cash provided by financing activities	62,176	20,151

Effect of foreign exchange rates	(92)	124

Net increase (decrease) in cash and cash equivalents	17,652	(875)
Cash and cash equivalents at beginning of period	12,767	1,158
Cash and cash equivalents at end of period	$30,419	$283

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$889	$456

Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	8,165	6,000
Equity issued in connection with acquisitions	21,825	-

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Tampa, Florida, Traverse City, Michigan and London, United Kingdom.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and the cash flows for the six months ended June 30, 2017 and 2016.

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

RESTRICTED CASH

Restricted cash represents a certificate of deposit held in a cash collateral account as required by our operating lease for iSystems, LLC, which we acquired in May 2017. See Note 6- Acquisitions for further detail of the acquisition.

LIQUIDITY

As of June 30, 2017, Asure’s principal sources of liquidity consisted of approximately $30,419 of cash and cash equivalents, future cash generated from operations and $4,521 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from the issuance of the condensed consolidated financial statements.

Management is focused on growing our existing product offering, as well as our customer base, to increase our recurring revenues. We have made and will continue to explore additional strategic acquisitions. We expect to fund any future acquisitions with equity, available cash, future cash from operations, or debt from outside sources.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months from the issuance of these financial statements and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

RECENT ACCOUNTING STANDARDS

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)”, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. We adopted the provisions of ASU 2017-04 on January 1, 2017. The adoption did not have any impact on our consolidated financial statements.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” that provide guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.  In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” which affects thirteen narrow aspects of the guidance. We are currently evaluating the effect that the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016- 10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 will have on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the change in restricted cash or cash equivalents to be included with other changes in cash and cash equivalents in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We believe its adoption will not significantly impact our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting,” which clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. ASU 2017-09 requires modification accounting only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

CONTINGENCIES

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2017, we were not party to any pending legal proceedings.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively:

		Fair Value Measure at June 30, 2017
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$30,419	$30,419	$-	$-
Total	$30,419	$30,419	$-	$-

		Fair Value Measure at December 31, 2016
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$12,767	$12,767	$-	$-
Total	$12,767	$12,767	$-	$-

NOTE 4 – ACQUISITIONS

2017 Acquisitions

In January 2017, we closed three strategic acquisitions: Personnel Management Systems, Inc., a provider of outsourced HR solutions; Corporate Payroll, Inc. (Payroll Division), a provider of payroll services; and Payroll Specialties NW, Inc., a provider of payroll services.

In May 2017, we closed two strategic acquisitions: iSystems, LLC and Compass HRM. iSystems LLC, through its flagship product, Evolution HCM, offers payroll, tax management and HR software combined with comprehensive back-end service bureau tools to service providers across the United States. Tampa-based Compass HRM is a current reseller of our HCM offering (formerly Mangrove), which provides human resources solutions that enhance organizations, people, and profits through payroll and HR solutions. The acquisition of Compass HRM expands our reach in the Southeast, particularly Florida.

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

Equity Purchase Agreement

In May 2017, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with iSystems Holdings, LLC, a Delaware limited liability company (“Seller”), and iSystems Intermediate Holdco, Inc., a Delaware corporation (“iSystems”), pursuant to which we acquired 100% of the outstanding equity interests of iSystems for an aggregate purchase price of $55,000, subject to adjustment as provided in the Equity Purchase Agreement. The aggregate purchase price consists of (i) $32,000 in cash, subject to adjustment, (ii) a secured subordinated promissory note (“iSystems Note”) in the principal amount of $5,000, subject to adjustment, and (iii) 1,526,332 shares of unregistered common stock valued at $18,000 based on a volume-weighted average of the closing prices of our common stock during a 90-day period. The iSystems Note bears interest at an annual rate of 3.5% and matures on May 25, 2019. The unpaid principal and all accrued interest under the promissory note is payable in two installments of $2.5 million on May 25, 2018 and May 25, 2019, subject to adjustment. The Equity Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

To finance the iSystems acquisition, we amended and restated our existing credit agreement with Wells Fargo Bank, National Association, as administrative agent (the “Restated Credit Agreement”) to add an additional term loan in the amount of approximately $40,000, of which we borrowed approximately $32,000 to complete the iSystems acquisition. See Note 6- Notes Payable for further detail.

In connection with the iSystems acquisition, we also entered into an investor rights agreement (the “Investor Rights Agreement”) with the Seller. Pursuant to the terms of the Investor Rights Agreement, until May 2018, the holders of the registrable securities received in connection with the acquisition have agreed not to directly or indirectly transfer, sell, make any short sale or otherwise dispose of any of our equity securities and not to vote any of our equity securities or solicit proxies other than in favor of each director that our board recommends for election, against any director that our board has not nominated for election, and in accordance with the recommendation of our board on any other matters, subject to certain exceptions. In addition, under the Investor Rights Agreement, holders of the registrable securities have demand registration rights which allow a registration statement to be filed on or about March 31, 2018 and piggyback registration rights which become effective in May 2018. In addition, under the terms of the Investor Rights Agreement, such holders have the right to nominate one director to our board of directors until the first date that the holders of the registrable securities no longer hold more than the lesser of (x) 5% of our outstanding common stock (as equitably adjusted for any stock splits, stock combinations, reorganizations, exchanges, merger, recapitalizations or similar transaction after the date hereof) and (y) 90% of the shares of our common stock held by such holders as of May 25, 2017. The director nominee appointed by the holders is Daniel Gill. Our board appointed him to serve as a director on June 6, 2017.  Mr. Gill is a founder and a co-managing partner of Silver Oak Services Partners, a private equity firm. In 2014 Silver Oak acquired iSystems, LLC (currently, a wholly owned subsidiary of iSystems) and Mr. Gill served on the board of directors of iSystems, LLC.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data or otherwise noted)

Stock Purchase Agreement

In May 2017, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Compass HRM, Inc. (“Compass”) and the sellers and seller representative named therein, pursuant to which the sellers sold 100% of the outstanding shares of capital stock of Compass to us for an aggregate purchase price of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. The aggregate purchase price consists of $4,500 in cash and a subordinated promissory note (“Compass Note”) in the principal amount of $1,500, subject to adjustment. The Compass Note bears interest at an annual rate of 2.0% and matures on May 25, 2022. The Compass Note is payable in five annual installments of $300 on the anniversary of the closing date, subject to adjustment. Compass is headquartered in Tampa, Florida, and provides cloud-based human resource management software, including payroll, benefits, time and attendance, and performance management.

To finance the Compass acquisition, we incurred approximately $4,500 of additional indebtedness pursuant to an additional term loan under our Restated Credit Agreement. See Note 6 –Notes Payable for further details.

Purchase Price Allocation

Following is the purchase price allocation for the 2017 acquisitions. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for these acquisitions upon preliminary calculations and valuations.  Our estimates and assumptions for these acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets and liabilities acquired, and income and non-income based taxes.

We recorded the transactions using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $24,628 of intangible assets subject to amortization consist of $21,505 allocated to Customer Relationships, $1,521 for Trade Names, $1,010 for Developed Technology, and $592 for Noncompete.  To value the Trade Names, we employed the relief from royalty method under the market approach. For the Noncompetes, we employed a form of the income approach which analyzes the Company’s profitability with these assets in place, in contrast to the Company’s profitability without them. For the Customer Relationships and Developed Technology, we employed a form of the excess earnings method, which is a form of the income approach. The discount rate used in valuing these assets ranged from 14.0% to 17.0%, which reflects the risk associated with the intangible assets related to the other assets and the overall business operations to us. We estimated the fair values of the Trade Names using the relief from royalty method based upon a 1.7% royalty rate.

The Company believes significant synergies are expected to arise from this strategic acquisition. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of acquired goodwill will be deductible for tax purposes.

We based the allocations on fair values at the date of acquisition:

Assets Acquired	CPI	PMSI	PSNW	iSystems	Compass	Total
Cash & cash equivalents	$126	131	53	211	207	728
Accounts receivable	22	347	111	951	241	1,672
Restricted cash	-	-	-	200	-	200
Fixed assets	-	130	7	681	38	856
Other assets	-	17	17	699	33	766
Funds held for clients	2,809	-	6,294	-	-	9,103
Goodwill	1,190	2,247	1,579	42,096	1,929	49,041
Intangibles	1,563	2,646	1,879	15,070	3,470	24,628
Total assets acquired	$5,710	5,518	9,940	59,908	5,918	86,994

Liabilities assumed
Accounts payable	51	19	28	392	65	555
Accrued other liabilities	-	191	40	791	45	1,067
Deferred revenue	-	370	-	1,073	-	1,443
Client fund obligations	2,754	-	6,294	-	-	9,048
Total liabilities assumed	2,805	580	6,362	2,256	110	12,113

Net assets acquired	$2,905	4,938	3,578	57,652	5,808	74,881

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data or otherwise noted)

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	CPI	PMSI	PSNW	iSystems	Compass	Total
Purchase price	$3,000	5,000	3,610	55,000	6,000	72,610
Working capital adjustment	-	-	-	45	(39)	6
Adjustment to fair value of Asure’s stock issued	(54)	-	-	2,880	-	2,826
Debt discount	(41)	(62)	(32)	(273)	(153)	(561)
Fair value of net assets acquired	$2,905	4,938	3,578	57,652	5,808	74,881

Transaction costs for the 2017 acquisitions were $1,234 and were expensed as incurred and included in selling, general and administrative expenses.

2016 Acquisition

Through the stock and asset purchases described below, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Stock Purchase Agreement

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note was paid in full in the first quarter of 2017. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants. Details regarding the financing of the acquisition are described in the below Notes Payable table. Transaction costs for this acquisition were $706 and we expensed them as incurred and included in selling, general and administrative expenses.

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

Purchase Price Allocation

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

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operation for the three and six months ended June 30, 2017 and 2016 gives effect to the acquisitions of Mangrove, PMSI, iSystems and Compass and the acquisition of assets of COBRAsource, PSNW and CPI as if we had completed them on January 1, 2016. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as January 1, 2016, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	JUNE 30,	JUNE 30,
	2017	2016
Revenues	$14,965	$15,314
Net loss	$(1,031)	$(1,631)
Net loss per common share:
Basic and diluted	$(0.09)	(0.21)

Weighted average shares outstanding:
Basic and diluted	10,886	7,932

	FOR THE SIX MONTHS ENDED JUNE 30,	FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016
Revenues	$29,955	$30,512
Net loss	$(2,351)	$(3,635)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.46)

Weighted average shares outstanding:
Basic and diluted	$10,523	$7,930

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Asure accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Asure’s goodwill relates to the following acquisitions: ADI and Legiant in 2011, PeopleCube in 2012, FotoPunch and Roomtag in 2014, Mangrove in 2016, PMSI, CPI and PSNW in January 2017, and iSystems and Compass in May 2017.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2016	$26,259
Goodwill recognized upon acquisitions of PMSI, CPI, PSNW, iSystems and Compass	49,041
Adjustment to Goodwill associated with acquisition of Mangrove	207
Foreign exchange adjustment to goodwill	3
Balance at June 30, 2017	$75,510

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2017 and December 31, 2016 are as follows:

		June 30, 2017
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	11.8	$11,925	$(4,148)	$7,777
Customer Relationships	7.5	35,516	(11,480)	24,036
Reseller Relationships	7.0	853	(701)	152
Trade Names	14.8	2,815	(749)	2,066
Noncompete	2.9	592	(47)	545
	8.8	$51,701	$(17,125)	$34,576

		December 31, 2016
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	12.7	$10,915	$(3,408)	$7,507
Customer Relationships	7.3	14,011	(10,270)	3,741
Reseller Relationships	7.0	853	(640)	213
Trade Names	14.5	1,294	(707)	587
	9.8	$27,073	$(15,025)	$12,048

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended June 30, 2017 and 2016 were $1,042 and $626, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $107 and $106 for the three months ended June 30, 2017 and 2016, respectively. Amortization expenses for the six months ended June 30, 2017 and 2016 were $1,889 and $1,003 included in Operating Expenses, and $213 and $213, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2017:

Calendar Years
2017 (July to December)	$2,868
2018	5,385
2019	4,612
2020	3,784
2021	3,848
Thereafter	14,079
$34,576

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of June 30, 2017	Balance as of December 31, 2016
Subordinated Notes Payable- Mangrove acquisition	3/18/2018	3.50%	$-	$6,000
Subordinated Notes Payable- PMSI acquisition	4/30/2018	2.00%	1,125	-
Subordinated Notes Payable- CPI acquisition	4/30/2018	-%	500	-
Subordinated Notes Payable- PSNW acquisition	3/31/2018	2.00%	600	-
Subordinated Notes Payable- iSystems acquisition	5/25/2019	3.50%	5,000	-
Subordinated Notes Payable- Compass acquisition	5/25/2022	2.0%	1,500	-
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	9.53%	35,000	-
Term Loan - Wells Fargo	5/25/2022	4.53%	35,000	24,715
Total Notes Payable			$78,725	$30,715
Short-term notes payable			$8,525	$5,455
Long-term notes payable			$70,200	$25,260

The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at June 30, 2017	Debt Issuance Costs and Debt Discount	Net Notes Payable at June 30, 2017
Notes payable, current portion	$8,525	$(431)	$8,094
Notes payable, net of current portion	70,200	(1,961)	68,239
Total Notes Payable	$78,725	$(2,392)	$76,333

Notes Payable	Gross Notes Payable at December 31, 2016	Debt Issuance Costs and Debt Discount	Net Notes Payable at December 31, 2016
Notes payable, current portion	$5,455	$-	$5,455
Notes payable, net of current portion	25,260	(679)	24,581
Total Notes Payable	$30,715	$(679)	$30,036

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2017 (July to December)	$1,750
December 31, 2018	8,525
December 31, 2019	6,300
December 31, 2020	3,800
December 31, 2021	3,800
Thereafter	54,550
Gross Notes Payable	$78,725

Subordinated Notes Payable- PMSI Acquisition

In January 2017, we acquired all of the outstanding shares of common stock (the “Shares”) of Personnel Management Systems, Inc., a Washington corporation (“PMSI”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”). The aggregate consideration for the Shares consisted of (i) $3,875 in cash and (ii) a subordinated promissory note (the “PMSI Note”) in the principal amount of $1,125 subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our recent public stock offering. The PMSI Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PMSI Note is payable at maturity.

Subordinated Notes Payable- CPI Acquisition

In January 2017, we acquired substantially all the assets of Corporate Payroll, Inc., an Ohio corporation (“CPI”), relating to its payroll service bureau business, pursuant to an Asset Purchase Agreement (the “CPI Asset Purchase Agreement”). The aggregate consideration for the assets consisted of (i) $1,500 in cash, (ii) a subordinated promissory note (the “CPI Note”) in the principal amount of $500 and (iii) 112,166 shares of our common stock valued at $1,000, subject to adjustment as provided in the CPI Asset Purchase Agreement. We funded the cash payment with proceeds from our recent public stock offering. The CPI Note bears no interest and matures on April 30, 2018. The entire unpaid principal under the CPI Note is payable at maturity.

Subordinated Notes Payable – PSNW Acquisition

In January 2017, we acquired substantially all the assets of Payroll Specialties NW, Inc., an Oregon corporation (“PSNW”), pursuant to an Asset Purchase Agreement (the “PSNW Asset Purchase Agreement”). The aggregate consideration for the assets consisted of (i) $3,010 in cash and (ii) a subordinated promissory note (the “PSNW Note”) in the principal amount of $600, subject to adjustment as provided in the PSNW Asset Purchase Agreement. We funded the cash payment with proceeds from our recent public stock offering. The PSNW Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PSNW Note is payable at maturity.

Subordinated Notes Payable- iSystems Acquisition

In May 2017 we acquired 100% of the outstanding equity interests of iSystems Intermediate Holdco, Inc., a Delaware corporation (“iSystems”), pursuant to an equity purchase agreement (the “Equity Purchase Agreement”). The aggregate purchase price consisted of (i) $32,000 in cash, subject to adjustment as provided in the Equity Purchase Agreement, (ii) a secured subordinated promissory note (“iSystems Note”) in the principal amount of $5,000, subject to adjustment as provided in the Equity Purchase Agreement, and (iii) 1,526,332 shares of unregistered common stock valued at $18,000. The iSystems Note bears interest at an annual rate of 3.5% and matures on May 25, 2019. The unpaid principal and all accrued interest under the promissory note is payable in two installments of $2.5 million on May 25, 2018 and May 25, 2019, subject to adjustment.

Subordinated Notes Payable- Compass Acquisition

In May 2017, we acquired 100% of the outstanding shares of capital stock of Compass HRM, Inc. (“Compass”) pursuant to a stock purchase agreement (the “Stock Purchase Agreement”). The aggregate purchase price consisted of $4,500 in cash and a subordinated promissory note (“Compass Note”) in the principal amount of $1,500, subject to adjustment as provided in the Stock Purchase Agreement. The Compass Note bears interest at an annual rate of 2.0% and matures on May 25, 2022. The Compass Note is payable in five annual installments of $300 on the anniversary of the closing date, subject to adjustment.

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

Amended and Restated Credit Agreement

In May 2017, we entered into an amended and restated credit agreement (the “Restated Credit Agreement”) with Wells Fargo Bank, N. A., as administrative agent, and the lenders that are parties thereto, amending and restating the terms of the Credit Agreement dated as of March 2014, as amended.

The Restated Credit Agreement provides for an increase in the aggregate principal amount of total commitments from approximately $32,714 to $75,000. This increase includes an additional term loan commitment of approximately $40,286 and an additional revolver commitment of $2,000.  The term loan consists of a $35,000 “First Out Loan Obligation” funded by Wells Fargo as administrative agent, and a $35,000 “Last Out Loan Obligation” funded by Wells Fargo’s syndicate partner, Goldman Sachs.

The Restated Credit Agreement amends the applicable margin rates for determining the interest rate payable on outstanding First Out and Last Out loan obligations as follows:

Leverage Ratio	First Out Base Rate Margin	First Out LIBOR Rate Margin	Last Out Base Rate Margin	Last Out LIBOR Rate Margin
< 3.25:1	2.00 Percentage Points	3.00 Percentage Points	7.00 Percentage Points	8.00 Percentage Points
> 3.25:1	2.50 Percentage Points	3.50 Percentage Points	7.50 Percentage Points	8.50 Percentage Points

The outstanding principal amount of the term loan is payable in equal installments of $875 beginning on September 30, 2017 and the last day of each fiscal quarter thereafter. The outstanding principal balance and all accrued and unpaid interest on the term loan is due on May 25, 2022.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The Restated Credit Agreement also:

•                  amends our leverage ratio covenant to increase the maximum ratio to 5.75:1 at June 30, 2017, stepping down to 3.25:1 at June 30, 2020 and each quarter-end thereafter;

•                  amends our fixed charge coverage ratio to be not less than 1.35:1 at June 30, 2017 and September 30, 2017, not less than 1.45:1 at December 31, 2017, and not less than 1.50:1 beginning with the quarter ending March 31, 2018 and each quarter-end thereafter; and

•                  adds a Trailing Twelve Months (“TTM”) recurring revenue covenant, requiring software-as-a-service, hardware-as-a-service and cloud subscription and maintenance support revenues to be at least $41,000 at June 30, 2017 and stepping up to $60,500 at June 30, 2022 and each quarter-end thereafter.

As of June 30, 2017, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended June 30, 2017 and 2016 were $171 and $67, respectively, and $225 and $106 for the six months ended June 30, 2017 and 2016, respectively. We issued 29,000 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended June 30, 2017 and 235,000 for the three months ended June 30, 2016, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2017 to increase the number of shares reserved under the plan from 1,400,000 to 1,700,000. We have a total of 857,000 options granted and outstanding and 229,000 available for grant pursuant to the 2009 Plan as of June 30, 2017.

NOTE 8 – OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive income (loss) includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2016	$5	$5
Other comprehensive loss before reclassifications	(57)	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(57)	(57)
Ending balance, June 30, 2017	$(52)	$(52)

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2017
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(23)	$—	$(23)

Other comprehensive loss	$(23)	$—	$(23)

	Six Months Ended June 30, 2017
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(57)	$—	$(57)

Other comprehensive loss	$(57)	$—	$(57)

NOTE 9 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 857,000 shares for the three and six months ended June 30, 2017, and 664,000 shares for the six months ended June 30, 2016 from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2017 and 2016:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,837)	$136	$(2,896)	$(1,418)

Weighted-average shares of common stock outstanding	9,980,000	6,294,000	9,307,000	6,292,000
Dilutive effect of employee stock options	-	135,000	-	-
Weighted average shares for diluted net income (loss) per share	9,980,000	6,429,000	9,307,000	6,292,000
Basic net income (loss) per share	$(0.18)	$0.02	$(0.31)	$(0.23)
Diluted net income (loss) per share	$(0.18)	$0.02	$(0.31)	$(0.23)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to —  adverse changes in the economy, financial markets, and credit markets; delays or reductions in information technology spending;  the development of the market for cloud based workplace applications; product development; market acceptance of new products and product improvements; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns and laws; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to hire, retain and motivate employees;  our ability to manage our growth; our ability to realize benefits from acquisitions;  the level of our indebtedness; changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in laws and regulations; changes in the Internet infrastructure; and changes in accounting standards. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

OVERVIEW

The following review of Asure’s financial position as of June 30, 2017 and December 31, 2016 and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading global provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable companies of all sizes and complexities to operate more efficiently and proactively manage costs associated with their most expensive assets: real estate, labor and technology.

We currently offer two main product lines, AsureSpace™ and AsureForce®.  Our AsureSpace™ Agile Workplace management solutions enable organizations to manage their office environments and optimize real estate utilization.  Our AsureForce® time and labor management solutions help organizations optimize labor and labor administration costs and activities. With our acquisitions of Mangrove Employer Services, Inc. and the assets of Mangrove COBRAsource Inc. in March 2016, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line. In January 2017, we closed three strategic acquisitions: Personnel Management Systems, Inc., a provider of outsourced HR solutions; Corporate Payroll, Inc. (Payroll Division), a provider of payroll services; and Payroll Specialties NW, Inc., a provider of payroll services. In May 2017, we closed two strategic acquisitions: iSystems, LLC and Compass HRM. iSystems LLC, through its flagship product, Evolution HCM, offers payroll, tax management and HR software combined with comprehensive back-end service bureau tools to service providers across the United States. Tampa-based Compass HRM is a current reseller of our HCM offering (formerly Mangrove), which provides human resources solutions that enhance organizations, people, and profits through payroll and HR solutions. The acquisition of Compass HRM expands our reach in the Southeast, particularly Florida.

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

We target our sales and marketing efforts to a wide range of audiences, from small to medium-sized businesses and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific. We generate sales of our solutions through our direct sales teams and indirectly through our channel partners.  We are expanding our investment in our direct sales teams to continue to address our market opportunity.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Revenues	100%	100%	100%	100%
Gross margin	78.1	77.5	77.7	76.2
Selling, general and administrative	68.2	56.7	67.0	64.2
Research and development	6.5	6.7	6.8	8.9
Amortization of intangible assets	8.1	6.5	8.0	6.1
Total operating expenses	82.8	69.9	81.8	79.2
Other loss, net	(8.4)	(5.8)	(6.9)	(5.1)
Net income (loss)	(14.3)	1.4	(12.3)	(8.7)

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED June 30,		Increase (Decrease)
Revenue	2017	2016		%
Cloud revenue	$8,826	$5,389	$3,437	63.8
Hardware revenue	1,560	1,275	285	22.4
Maintenance and support revenue	1,165	1,192	(27)	(2.3)
On premise software license revenue	281	458	(177)	(38.6)
Professional services revenue	1,048	1,350	(302)	(22.4)
Total revenue	$12,880	$9,664	$3,216	33.3

	FOR THE SIX MONTHS ENDED June 30,		Increase (Decrease)
Revenue	2017	2016		%
Cloud revenue	$16,662	$9,251	$7,411	80.1
Hardware revenue	2,648	1,968	680	34.6
Maintenance and support revenue	2,098	2,431	(333)	(13.7)
On premise software license revenue	450	598	(148)	(24.7)
Professional services revenue	1,749	2,138	(389)	(18.2)
Total revenue	$23,607	$16,386	$7,221	44.1

Revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, complementary hardware devices to enhance our software products, software maintenance and support services, installation and training services and other professional services.

Our product offerings are categorized into AsureSpace™ and AsureForce®. AsureSpace™ offers workplace management solutions that enable organizations to manage their office environments and optimize real estate utilization, and AsureForce® offers time and labor management solutions which help organizations optimize labor and labor administration costs and activities. Both product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premise software license revenue and professional services revenue. AsureSpace™ revenues include PeopleCube, Meeting Room Manager and Roomtag revenues. AsureForce® revenues include ADI, Legiant, iEmployee, FotoPunch, Mangrove, iSystems and Compass revenues.

Revenue for the three months ended June 30, 2017 was $12,880, an increase of $3,216, or 33.3%, from the $9,664 reported for the three months ended June 30, 2016. Cloud revenue increased from the second quarter of 2016 due to our continued emphasis on selling integrated cloud based solutions, as well as cloud revenue from 2017 acquisitions. AsureSpace™ revenue for the three months ended June 30, 2017 was $5,578 an increase of $873 or 18.6%, from the $4,705 recorded for the three months ended June 30, 2016. AsureSpace™ cloud, hardware, maintenance and support and on premise software license revenues increased, offset by a decrease in professional services revenue. The largest increases were in cloud revenue, which increased $329, hardware revenue, which increased $629, or 82.3% and on premise license revenue, which increased $105, or 602%. Professional services revenue decreased $272, or 27.6%, over the three months ended June 30, 2016. AsureForce® revenue for the three months ended June 30, 2017 was $7,302, an increase of $2,344, or 47.3%, from the $4,959 recorded for the three months ended June 30, 2016. This increase was primarily due to the acquisitions in 2017. Cloud revenue increased $3,108, or 94.6%. Hardware, maintenance and support, on premise software license and professional services all decreased, with the largest decrease in hardware revenue, which decreased $343, or 67.1% over the three months ended June 30, 2016.

Revenue for the six months ended June 30, 2017 were $23,607, an increase of $7,221, or 44.1%, from the $16,386 reported for the six months ended June 30, 2016.  This increase was primarily due to an increase in cloud and hardware revenue. AsureSpace™ revenue for the six months ended June 30, 2017 was $9,684, an increase of $1,244, or 14.7%, from the $8,440 recorded for the six months ended June 30, 2016. This increase was primarily due to an increase in cloud, hardware, maintenance and support, and on premise software license revenues, offset by a decrease in professional services revenue. The largest increases are in hardware revenue, which increased $1,055, or 96.0%, and cloud revenue, which increased $427, or 10.4%. AsureForce® revenue for the six months ended June 30, 2017 was $13,923, an increase of $5,977, or 75.2%, from the $7,946 recorded for the six months ended June 30, 2016. This increase was primarily due to an increase in cloud revenue and professional services revenue, offset by decreases in hardware, maintenance and support, and on premise license software revenue. Cloud revenue increased $6,985, or 136.2%, primarily as a result of the cloud revenue recognized by the 2017 acquisitions.

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

In addition to continuing to develop our workforce and Agile Workplace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based Agile Workplace technologies. Our March 2016 acquisitions from Mangrove enable us to enter into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line. We closed three strategic acquisitions in January 2017- PSNW, CPI and PMSI. PSNW and CPI are top regional service bureaus that resell our HCM products (formerly Mangrove) and integrate seamlessly into our business, while PMSI is a leading HCM service company that expands our solution, service, and implementation capabilities. Our May 2017 acquisition of iSystems, a leading national provider of HCM solutions, provides us with additional cross-sell revenue opportunities and cost synergies and our May 2017 acquisition of Compass HRM, an existing reseller of our HCM offerings, provides us with a regional HR and payroll service bureau in the Southeast.

Gross Margin

Consolidated gross margin for the three months ended June 30, 2017 was $10,054, an increase of $2,566, or 34.3%, from the $7,488 reported for the three months ended June 30, 2016.  Gross margin as a percentage of revenues was 78.1% and 77.5% for the three months ended June 30, 2017 and 2016, respectively. Consolidated gross margin for the six months ended June 30, 2017 was $18,343, an increase of $5,863 or 47.0%, from the $12,480 reported for the six months ended June 30, 2016.  Gross margins as a percentage of revenues were 77.7% and 76.2% for the six months ended June 30, 2017 and 2016, respectively. We attribute the increase in gross margin to a shift in the mix of our revenue between our higher margin and lower margin product lines as well as the addition of the acquisitions in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2017 were $8,784, an increase of $3,304, or 60.3%, from the $5,480 reported for the three months ended June 30, 2016.  SG&A expenses as a percentage of revenues were 68.2% and 56.7% for the three months ended June 30, 2017 and 2016, respectively.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2017 were $15,827, an increase of $5,314, or 50.5%, from the $10,513 reported for the six months ended June 30, 2016. SG&A expenses as a percentage of revenues were 67.0% and 64.2% for the six months ended June 30, 2017 and 2016, respectively.

SG&A expenses were higher in the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to the acquisition and integration expenses related to the acquisition in the first and second quarters of 2017. We continue to evaluate any unnecessary expenses and any increases in SG&A designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2017 were $836, an increase of $191, or 29.6%, from the $645 reported for the three months ended June 30, 2016. R&D expenses as a percentage of revenues were 6.5% and 6.7% for the three months ended June 30, 2017 and 2016, respectively.
Research and development (“R&D”) expenses for the six months ended June 30, 2017 were $1,605, an increase of $149, or 10.2%, from the $1,456 reported for the six months ended June 30, 2016. R&D expenses as a percentage of revenues were 6.8% and 8.9% for the six months ended June 30, 2017 and 2016, respectively.
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

Amortization of Intangible Assets

Amortization expenses for the three months ended June 30, 2017 were $1,042, an increase of $416, or 66.5%, from the $626 reported for the three months ended June 30, 2016. Amortization expenses as a percentage of revenues were 8.1% and 6.5% for the three months ended June 30, 2017 and 2016, respectively. Amortization expenses for the six months ended June 30, 2017 were $1,889, an increase of $886, or 88.3% compared to $1,003, reported for the six months ended June 30, 2016. Amortization expenses as a percentage of revenues were 8.0% and 6.1% for the six months ended June 30, 2017 and 2016, respectively. The increases are due to the amortization recorded on the intangibles acquired in the acquisitions during 2017.

Other Income and Loss

Other loss for the three months ended June 30, 2017 was $1,088, an increase of $529, or 94.6%, from the $559 reported for the three months ended June 30, 2016. Other loss as a percentage of revenues was 8.4% and 5.8% for the three months ended June 30, 2017 and 2016, respectively.  Other loss for the three months ended June 30, 2017 and June 30, 2016 are composed primarily of interest expense on notes payable.

Other loss for the six months ended June 30, 2017 was $1,635, an increase of $795, or 94.6%, from the $840 reported for the six months ended June 30, 2016. Other expense as a percentage of revenues was 6.9% and 5.1% for the six months ended June 30, 2017 and 2016, respectively. Other loss for the six months ended June 30, 2017 and 2016 are composed primarily of interest expense on notes payable.

Income Taxes

Provision for income tax expense was $141 and $42 for the three months ended June 30, 2017 and 2016, respectively, an increase of $99, or 235.7%, as a result of additional tax deductible goodwill acquired in 2017.

Provision for income tax expense for the six months ended June 30, 2017 was $283, an increase of $197, or 229.1%, from the $86 reported for the six months ended June 30, 2016, respectively, as a result of additional tax deductible goodwill acquired in 2017.

Net Income (Loss)

We incurred a net loss of $1,837, or $(0.18) per share, during the three months ended June 30, 2017, compared to net income of $136, or $0.02 per share, during the three months ended June 30, 2016. Net loss as a percentage of total revenues was 14.3% for the three months ended June 30, 2017 compared to net income of 1.4% of total revenues for the three months ended June 30, 2016.

We incurred a net loss of $2,896, or $(0.31) per share, during the six months ended June 30, 2017, compared to a net loss of $1,418, or $(0.23) per share reported for the six months ended June 30, 2016.  Net loss as a percentage of total revenues was 12.3% for the six months ended June 30, 2017 compared to net loss of 8.7% of total revenues for the six months ended June 30, 2016.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2017.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	June 30,	December 31,
	2017	2016

Working capital	$21,238	$4,207
Cash and cash equivalents	30,419	12,767

	For the Six Months Ended
	June 30,
	2017	2016

Cash used in operating activities	$(3,609)	$(1,084)
Cash used in investing activities	(40,823)	(20,066)
Cash provided by financing activities	62,176	20,151

Working Capital.  We had working capital of $21,238 at June 30, 2017, an increase of $17,031 from working capital of $4,207 at December 31, 2016. Working capital at June 30, 2017 and December 31, 2016 includes $11,029 and $9,252 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital to the issuance of stock and proceeds from notes payable, offset by the acquisitions of PMSI, CPI and PSNW in the first quarter of 2017 and the acquisitions of iSystems and Compass in the second quarter of 2017.

Operating Activities.  Cash used in operating activities was $3,609 for the six months ended June 30, 2017. The $3,609 of cash used in operating activities during the first six months of 2017 was primarily driven by a net loss of $2,896, non-cash adjustments to net loss of  $2,928, and an increase in deferred revenue of $973. This was offset by an increase in accounts receivable of $3,486, an increase in prepaids and other assets of $891, and a decrease in accounts payable of $244. The $1,084 of cash used in operating activities during the first six months of 2016 was primarily driven by a net loss of $1,418, non-cash adjustments to net loss of $1,822, an increase in inventory of $268 and an increase in other accrued liabilities of $397. This was offset by an increase in accounts receivable of $1,059, a decrease in deferred revenue of $864 and a decrease in accounts payable of $316.

Investing Activities.  Cash used in investing activities was $40,823 and $20,066 for the six months ended June 30, 2017 and June 30, 2016, respectively. Cash used in investing for the six months ended June 30, 2017 is primarily due to the acquisitions of PMSI, CPI and PSNW in January 2017, and the acquisitions of iSystems and Compass in May 2017, offset by a decrease in funds held for clients. The cash used in investing for the six months ended June 31, 2016 is due primarily to the acquisition of Mangrove and the increase in funds held for clients in the first quarter of 2016.

Financing Activities.  Cash provided by financing activities was $62,176 for the six months ended June 30, 2017. We recognized proceeds from the issuance of common stock of $27,916 as well as incurred $45,777 of debt. This was offset by payments on notes payable of $6,391 and debt financing fees of $1,433. Proceeds from the issuance of common stock include $27,872 of net proceeds from our underwritten public offering in June 2017. In connection with the public offering, we issued 2,185,000 shares of common stock, including 285,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option, at the public offering price of $13.50 per share. Cash provided by financing activities was $20,151 for the six months ended June 30, 2016. We incurred $15,335 of debt and $8,106 of client fund obligations, primarily due to the cash used in the acquisition of Mangrove and the increase in funds held for clients in the first quarter of 2016. This was offset by payments on notes payable of $3,274 and debt financing fees of $438.

Sources of Liquidity.  As of June 30, 2017, Asure’s principal sources of liquidity consisted of approximately $30,419 of cash, future cash generated from operations and $4,521 under our Restated Credit Agreement. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

Capital Resources. At June 30, 2017, we had $76,333 outstanding under our Restated Credit Agreement with Wells Fargo. Available funds were $4,521 under the revolving credit facility at June 30, 2017. For further discussion regarding our Restated Credit Agreement and debt financing arrangements, see Note 6 to the accompanying condensed consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in our Form 8-K dated May 25, 2017, we issued unregistered shares of our common stock in connection with the iSystems acquisition.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 14, 2017	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer and acting Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith