Form 10-Q
period 2017-09-30
ASURE SOFTWARE INC
filed 2017-11-13
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-20008

ASURE SOFTWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3700 N. Capital of Texas Hwy #350
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

As of November 9, 2017, the registrant had outstanding 12,466,820 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$27,464	$12,767
Accounts and note receivable, net of allowance for doubtful accounts of $592 and $338 at September 30, 2017 and December 31, 2016, respectively	13,887	8,108
Inventory	781	487
Prepaid expenses and other current assets	1,899	1,256
Total current assets before funds held for clients	44,031	22,618
Funds held for clients	23,217	22,981
Total current assets	67,248	45,599
Restricted cash	200	-
Property and equipment, net	2,763	1,878
Goodwill	75,855	26,259
Intangible assets, net	34,046	12,048
Other assets	2,225	39
Total assets	$182,337	$85,823
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable, net of debt issuance cost and debt discount	$8,724	$5,455
Accounts payable	1,581	1,576
Accrued compensation and benefits	1,812	1,192
Other accrued liabilities	1,115	936
Deferred revenue	12,065	9,252
Total current liabilities before client fund obligations	25,297	18,411
Client fund obligations	23,217	22,981
Total current liabilities	48,514	41,392
Long-term liabilities:
Deferred revenue	1,450	769
Notes payable, net of current portion of debt issuance cost and debt discount	66,980	24,581
Other liabilities	1,009	835
Total long-term liabilities	69,439	26,185
Total liabilities	117,953	67,577
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 22,000 shares authorized; 12,805 and 8,901 shares issued, 12,421 and 8,517 shares outstanding at September 30, 2017 and December 31, 2016, respectively	128	89
Treasury stock at cost, 384 shares at September 30, 2017 and December 31, 2016	(5,017)	(5,017)
Additional paid-in capital	345,383	295,044
Accumulated deficit	(276,052)	(271,875)
Accumulated other comprehensive (loss) income	(58)	5
Total stockholders’ equity	64,384	18,246
Total liabilities and stockholders’ equity	$182,337	$85,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2017	2016	2017	2016
Revenues:
Cloud revenue	$11,062	$5,630	$27,724	$14,881
Hardware revenue	1,003	676	3,651	2,644
Maintenance and support revenue	1,178	1,078	3,276	3,509
On premise software license revenue	599	754	1,049	1,352
Professional services revenue	1,685	1,302	3,434	3,440
Total revenues	15,527	9,440	39,134	25,826
Cost of sales	3,396	2,026	8,660	5,932
Gross margin	12,131	7,414	30,474	19,894

Operating expenses
Selling, general and administrative	9,459	5,046	25,286	15,559
Research and development	883	761	2,488	2,217
Amortization of intangible assets	1,341	625	3,230	1,628
Total operating expenses	11,683	6,432	31,004	19,404

Income (loss) from operations	448	982	(530)	490

Other income (loss)
Interest expense and other	(1,644)	(620)	(3,279)	(1,460)
Total other loss	(1,644)	(620)	(3,279)	(1,460)

Income (loss) from operations before income taxes	(1,196)	362	(3,809)	(970)
Income tax provision	(85)	(47)	(368)	(133)
Net income (loss)	$(1,281)	$315	$(4,177)	$(1,103)
Other comprehensive income (loss)
Foreign currency gain (loss)	(6)	26	(63)	142
Other comprehensive income (loss)	$(1,287)	341	$(4,240)	$(961)

Basic and diluted net income (loss) per share
Basic	$(0.10)	$0.05	$(0.40)	$(0.17)
Diluted	$(0.10)	$0.05	$(0.40)	$(0.17)
Weighted average basic and diluted shares
Basic	12,418,000	6,534,000	10,355,000	6,383,000
Diluted	12,418,000	6,548,000	10,355,000	6,383,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,177)	$(1,103)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,344	2,686
Provision for doubtful accounts	320	50
Share-based compensation	363	166
Other	-	94
Changes in operating assets and liabilities:
Accounts receivable	(4,450)	(1,678)
Inventory	(287)	169
Prepaid expenses and other assets	(471)	124
Accounts payable	(569)	(189)
Accrued expenses and other long-term obligations	881	951
Deferred revenue	1,963	(2,000)
Net cash used in operating activities	(2,083)	(730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(45,472)	(12,000)
Purchases of property and equipment	(942)	(128)
Software capitalization costs	(804)	-
Collection of note receivable	-	223
Net change in funds held for clients	8,867	4,155
Net cash used in investing activities	(38,351)	(7,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	45,777	16,823
Payments on notes payable	(8,098)	(5,173)
Debt financing fees	(1,433)	(438)
Payments on capital leases	(131)	(158)
Net proceeds from issuance of common stock	27,820	561
Net change in client fund obligations	(8,812)	(4,155)
Net cash provided by financing activities	55,123	7,460

Effect of foreign exchange rates	8	151

Net increase (decrease) in cash and cash equivalents	14,697	(869)
Cash and cash equivalents at beginning of period	12,767	1,158
Cash and cash equivalents at end of period	$27,464	$289

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$2,180	$817

Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	8,165	6,000
Equity issued in connection with acquisitions	21,825	-

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. Asure develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Tampa, Florida, Traverse City, Michigan, Vermont, and London, United Kingdom.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016.

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

RESTRICTED CASH

Restricted cash represents a certificate of deposit held in a cash collateral account as required by our operating lease for iSystems, LLC, which we acquired in May 2017. See Note 4- Acquisitions for further detail of the acquisition.

LIQUIDITY

As of September 30, 2017, Asure’s principal sources of liquidity consisted of approximately $27,464 of cash and cash equivalents, future cash generated from operations and $5,000 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from the issuance of the condensed consolidated financial statements.

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

Standards Yet To Be Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016, May 2016 and December 2016 the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date.

We plan to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. We have developed our plan for implementing the new standard, which includes, but is not limited to, identifying contract populations and “in scope” customer contracts, identifying performance obligations in those customer contracts, and evaluating any impact of variable consideration. The Company has evaluated the transition methods and will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts that are not completed at the date of initial application. Under this method, we would not restate the prior financial statements presented, therefore the new standard requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The impact that the new revenue recognition standard will have on our consolidated financial statements and disclosures has not yet been fully assessed.  However, we do not expect the provisions of the new standard to have a material effect on the timing or amount of revenue we recognize. Our assessment also includes determining the impact the new standard may have on the revenue reporting processes, including disclosures, ensuring internal controls will operate effectively with the new standard and performing gap analyses on collected data and determining the relative accounting positions where applicable. Included in our assessment of the new standard, is the potential impact on sales commissions and the term over which they will amortize.

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

CONTINGENCIES

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2017, we were not party to any pending legal proceedings.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively:

		Fair Value Measure at September 30, 2017
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$27,464	$27,464	$-	$-
Total	$27,464	$27,464	$-	$-

		Fair Value Measure at December 31, 2016
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$12,767	$12,767	$-	$-
Total	$12,767	$12,767	$-	$-

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

Stock Purchase Agreement

In January 2017, we closed on the acquisition of all of the outstanding shares of common stock (the “Shares”) of Personnel Management Systems, Inc., a Washington corporation (“PMSI”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), among us, PMSI, the sellers identified therein, and the stockholders’ representative named therein. The aggregate consideration for the Shares consisted of (i) $3,875 in cash and (ii) a subordinated promissory note (the “PMSI Note”) in the principal amount of $1,125 subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our recent underwritten public offering in June 2017. The PMSI Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PMSI Note is payable at maturity. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

Asset Purchase Agreement

In January 2017, we closed on the acquisition of substantially all the assets of Corporate Payroll, Inc., an Ohio corporation (“CPI”), relating to its payroll service bureau business, pursuant to an Asset Purchase Agreement (the “CPI Asset Purchase Agreement”). The aggregate consideration for the assets consisted of (i) $1,500 in cash, (ii) a subordinated promissory note (the “CPI Note”) in the principal amount of $500 and (iii) 112,166 shares of our common stock valued at $1,000, subject to adjustment as provided in the CPI Asset Purchase Agreement. We funded the cash payment with proceeds from our recent underwritten public offering in June 2017. The CPI Note bears no interest and matures on April 30, 2018. The entire unpaid principal under the CPI Note is payable at maturity. The recipient of the shares of our common stock entered into a six month lock-up agreement with us. The CPI Asset Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

Asset Purchase Agreement

In January 2017, we closed on the acquisition of substantially all the assets of Payroll Specialties NW, Inc., an Oregon corporation (“PSNW”), pursuant to an Asset Purchase Agreement (the “PSNW Asset Purchase Agreement”). The aggregate consideration for the assets consisted of (i) $3,010 in cash and (ii) a subordinated promissory note (the “PSNW Note”) in the principal amount of $600, subject to adjustment as provided in the PSNW Asset Purchase Agreement. We funded the cash payment with proceeds from our recent underwritten public offering in June 2017. The PSNW Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PSNW Note is payable at maturity. The PSNW Asset Purchase Agreement contains certain customary representations, warranties, indemnities and covenants.

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

We believe significant synergies are expected to arise from these strategic acquisitions. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be deductible for tax purposes.

We based the allocations on fair values at the date of acquisition:

Assets Acquired	CPI	PMSI	PSNW	iSystems	Compass	Total
Cash & cash equivalents	$126	131	53	211	207	$728
Accounts receivable	22	347	111	951	241	1,672
Restricted cash	-	-	-	200	-	200
Fixed assets	-	130	7	681	38	856
Other assets	-	17	17	699	33	766
Funds held for clients	2,809	-	6,294	-	-	9,103
Goodwill	1,190	2,247	1,579	42,253	2,049	49,318
Intangibles	1,563	2,646	1,879	15,070	3,470	24,628
Total assets acquired	$5,710	5,518	9,940	60,065	6,038	$87,271

Liabilities assumed
Accounts payable	51	19	28	392	65	555
Accrued other liabilities	-	191	40	791	45	1,067
Deferred revenue	-	370	-	1,073	-	1,443
Client fund obligations	2,754	-	6,294	-	-	9,048
Total liabilities assumed	2,805	580	6,362	2,256	110	12,113

Net assets acquired	$2,905	4,938	3,578	57,809	5,928	$75,158

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data or otherwise noted)

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	CPI	PMSI	PSNW	iSystems	Compass	Total
Purchase price	$3,000	5,000	3,610	55,000	6,000	$72,610
Working capital adjustment	-	-	-	202	81	283
Adjustment to fair value of Asure’s stock issued	(54)	-	-	2,880	-	2,826
Debt discount	(41)	(62)	(32)	(273)	(153)	(561)
Fair value of net assets acquired	$2,905	4,938	3,578	57,809	5,928	$75,158

Transaction costs for the 2017 acquisitions were $1,387 and were expensed as incurred and included in selling, general and administrative expenses.

2016 Acquisitions

Through the stock and asset purchases described below, we have entered into the human resource management, payroll processing and benefits administration services businesses, which we intend to integrate into our existing AsureForce® product line.

Stock Purchase Agreement

In March 2016, we acquired all of the issued and outstanding shares of common stock (the “Shares”) of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”). Pursuant to this stock purchase, we acquired the payroll division of Mangrove, which is engaged in the human resource management and payroll processing businesses. The aggregate consideration for the Shares consisted of (i) $11,348 in cash, a portion of which was used to pay certain obligations of Mangrove and (ii) a secured subordinated promissory note (the “Note”) in the principal amount of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our credit agreement with Wells Fargo. The Note was paid in full in the first quarter of 2017. The Stock Purchase Agreement contains certain customary representations, warranties, indemnities and covenants. Details regarding the financing of the acquisition are described under Note 6- Notes Payable. Transaction costs for this acquisition were $706 and we expensed them as incurred and included in selling, general and administrative expenses.

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

We believe significant synergies are expected to arise from this strategic acquisition. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill. A portion of acquired goodwill will be deductible for tax purposes.

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

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operations for the three and nine months ended September 30, 2017 and 2016 gives effect to the acquisitions of Mangrove, PMSI, iSystems and Compass and the acquisition of assets of COBRAsource, PSNW and CPI as if we had completed them on January 1, 2016. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as January 1, 2016, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2017	2016
Revenues	$15,527	$14,905
Net income (loss)	$(927)	$185
Net income (loss) per common share:
Basic and diluted	$(0.07)	$0.02

Weighted average shares outstanding:
Basic and diluted	12,418	8,186

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Revenues	$45,743	$45,416
Net loss	$(4,552)	$(4,221)
Net loss per common share:
Basic and diluted	$(0.40)	$(0.53)

Weighted average shares outstanding:
Basic and diluted	$11,272	$8,021

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

As part of the acquisition of iSystems in May 2017, we acquired software development costs. We continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”).We follow the guidance of ASC 350-40, Intangibles- Goodwill and Other- Internal Use Software, for development costs related to these new products. Cost incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the three and nine months ended September 30, 2017, we capitalized $702 and $804, respectively, of software development costs. No software development costs were recorded in 2016.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2016	$26,259
Goodwill recognized upon acquisitions of PMSI, CPI, PSNW, iSystems and Compass	49,318
Adjustment to Goodwill associated with acquisition of Mangrove	272
Foreign exchange adjustment to goodwill	6
Balance at September 30, 2017	$75,855

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2017 and December 31, 2016 are as follows:

		September 30, 2017
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	11.8	$11,925	$(4,585)	$7,340
Customer Relationships	7.5	35,516	(12,354)	23,162
Reseller Relationships	7.0	853	(731)	122
Trade Names	14.8	2,815	(787)	2,028
Noncompete	2.9	592	(108)	484
Software development costs	3.0	919	(9)	910
	8.7	$52,620	$(18,574)	$34,046

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

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended September 30, 2017 and 2016 were $1,341 and $625, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $106 and $106 for the three months ended September 30, 2017 and 2016, respectively. Amortization expenses for the nine months ended September 30, 2017 and 2016 were $3,230 and $1,628 included in Operating Expenses, and $319 and $319, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2017:

Calendar Years
2017 (July to December)	$1,438
2018	5,424
2019	4,650
2020	3,803
2021	3,848
Thereafter	14,079
Subtotal	$33,242
Software development costs not yet placed in service	804
$34,046

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of September 30, 2017	Balance as of December 31, 2016
Subordinated Notes Payable- Mangrove acquisition	3/18/2018	3.50%	$-	$6,000
Subordinated Notes Payable- PMSI acquisition	4/30/2018	2.00%	1,125	-
Subordinated Notes Payable- CPI acquisition	4/30/2018	-%	500	-
Subordinated Notes Payable- PSNW acquisition	3/31/2018	2.00%	600	-
Subordinated Notes Payable- iSystems acquisition	5/25/2019	3.50%	5,000	-
Subordinated Notes Payable- Compass acquisition	5/25/2022	2.0%	1,500	-
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	9.53%	34,562	-
Term Loan - Wells Fargo	5/25/2022	4.53%	34,563	24,715
Total Notes Payable			$77,850	$30,715
Short-term notes payable			$8,869	$5,455
Long-term notes payable			$68,981	$25,260

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at September 30, 2017	Debt Issuance Costs and Debt Discount	Net Notes Payable at September 30, 2017
Notes payable, current portion	$8,869	$(145)	$8,724
Notes payable, net of current portion	68,981	(2,001)	66,980
Total Notes Payable	$77,850	$(2,146)	$75,704

Notes Payable	Gross Notes Payable at December 31, 2016	Debt Issuance Costs and Debt Discount	Net Notes Payable at December 31, 2016
Notes payable, current portion	$5,455	$-	$5,455
Notes payable, net of current portion	25,260	(679)	24,581
Total Notes Payable	$30,715	$(679)	$30,036

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2017 (October to December)	$875
December 31, 2018	8,525
December 31, 2019	6,300
December 31, 2020	3,800
December 31, 2021	3,800
Thereafter	54,550
Gross Notes Payable	$77,850

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

The Credit Agreement also provided for a revolving loan commitment in the aggregate amount of up to $3,000. The outstanding principal amount of the revolving loan is due and payable in March 2019. As of September 30, 2017 and December 31, 2016, $0 was outstanding and $5,000 was available for borrowing under the revolver. Additionally, the Credit Agreement provided for a $10,000 uncommitted incremental term loan facility to support permitted acquisitions.

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

As of September 30, 2017, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

NOTE 7 – SHARE BASED COMPENSATION

Share based compensation for our stock option plans for the three months ended September 30, 2017 and 2016 were $138 and $60, respectively, and $363 and $166 for the nine months ended September 30, 2017 and 2016, respectively. We issued 51,000 shares of common stock related to exercises of stock options granted from our Stock Option Plan for the three months ended September 30, 2017 and 15,000 shares for the three months ended September 30, 2016, respectively.

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2017 to increase the number of shares reserved under the plan from 1,400,000 to 1,700,000. We have 904,000 options granted and outstanding and 176,000 available for grant pursuant to the 2009 Plan as of September 30, 2017.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2016	$5	$5
Other comprehensive loss before reclassifications	(63)	(63)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(63)	(63)
Ending balance, September 30, 2017	$(58)	$(58)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2017
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(6)	$—	$(6)

Other comprehensive loss	$(6)	$—	$(6)

	Nine Months Ended September 30, 2017
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(63)	$—	$(63)

Other comprehensive loss	$(63)	$—	$(63)

NOTE 9 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 904,000 shares for the three and nine months ended September 30, 2017, and 452,000 shares for the nine months ended September 30, 2016 from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(1,281)	$315	$(4,177)	$(1,103)

Weighted-average shares of common stock outstanding	12,418,000	6,534,000	10,355,000	6,383,000
Dilutive effect of employee stock options	-	14,000	-	-
Weighted average shares for diluted net income (loss) per share	12,418,000	6,548,000	10,355,000	6,383,000
Basic net (loss) income per share	$(0.10)	$0.05	$(0.40)	$(0.17)
Diluted net (loss) income per share	$(0.10)	$0.05	$(0.40)	$(0.17)

NOTE 10 - SUBSEQUENT EVENTS

Effective October 1, 2017, we closed the strategic acquisition of Associated Data Services, Inc., a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution.

Effective October 9, 2017, our headquarters moved locations in Austin, Texas. Our prior office lease terminated on the date the new lease commenced. The new office space is approximately 14,500 square feet for a period of 60 months. Future minimum payments total approximately $2,073.

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

OVERVIEW

The following review of Asure’s financial position as of September 30, 2017 and December 31, 2016 and the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Revenues	100%	100%	100%	100%
Gross margin	78.1	78.5	77.9	77.0
Selling, general and administrative	60.9	53.5	64.6	60.2
Research and development	5.7	8.1	6.4	8.6
Amortization of intangible assets	8.6	6.6	8.3	6.3
Total operating expenses	75.2	68.1	79.2	75.1
Other loss, net	(10.6)	(6.6)	(8.4)	(5.7)
Net income (loss)	(8.3)	3.3	(10.7)	(4.3)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources:

	FOR THE THREE MONTHS ENDED September 30,		Increase (Decrease)
Revenue	2017	2016		%
Cloud revenue	$11,062	$5,630	$5,432	96.5
Hardware revenue	1,003	676	327	48.4
Maintenance and support revenue	1,178	1,078	100	9.3
On premise software license revenue	599	754	(155)	(20.6)
Professional services revenue	1,685	1,302	383	29.4
Total revenue	$15,527	$9,440	$6,087	64.5

	FOR THE NINE MONTHS ENDED September 30,		Increase (Decrease)
Revenue	2017	2016		%
Cloud revenue	$27,724	$14,881	$12,843	86.3
Hardware revenue	3,651	2,644	1,007	38.1
Maintenance and support revenue	3,276	3,509	(233)	(6.6)
On premise software license revenue	1,049	1,352	(303)	(22.4)
Professional services revenue	3,434	3,440	(6)	.2
Total revenue	$39,134	$25,826	$13,308	51.5

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

Revenue for the three months ended September 30, 2017 was $15,527, an increase of $6,087, or 64.5%, from the $9,440 reported for the three months ended September 30, 2016. The largest increase was in cloud revenue, which increased $5,432, or 96.5% from the third quarter of 2016. Cloud revenue increased due to our continued emphasis on selling integrated cloud based solutions, as well as cloud revenue primarily from 2017 acquisitions. iSystems and PMSI recognized $4,139 of cloud revenue in the three months ended September 30, 2017, representing 68.0% of the increase in the three months ended September 30, 2017. Hardware revenue, professional services revenue and maintenance and support revenue also increased as compared to the three months ended September 30, 2016. This was offset by a small decrease in on premise software license revenue of $155, or 20.6%, as compared to the three months ended September 30, 2016, which is consistent with our focus on cloud revenue.

Revenue for the nine months ended September 30, 2017 were $39,134, an increase of $13,308, or 51.5%, from the $25,826 reported for the nine months ended September 30, 2016.  This increase was primarily due to an increase in cloud and hardware revenue, of $12,843, or 86.3%, and $1,007, or 38.1%, respectively. This was offset by smaller decreases in maintenance and support revenue, on premise software license revenue and professional services revenue, with the largest decrease in on premise software license revenue of $303, or 22.4% from the nine months ended September 30, 2016, reflecting our continued emphasis on selling cloud based solutions.

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

In addition to continuing to develop our workforce and Agile Workplace management solutions and release new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based Agile Workplace technologies. Our March 2016 acquisitions from Mangrove enable us to enter into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line. With respect to the three acquisitions closed in January 2017, PSNW and CPI are top regional service bureaus that resell our HCM products (formerly Mangrove) and integrate seamlessly into our business, while PMSI is a leading HCM service company that expands our solution, service, and implementation capabilities. Our May 2017 acquisition of iSystems, a leading national provider of HCM solutions, provides us with additional cross-sell revenue opportunities and cost synergies and our May 2017 acquisition of Compass HRM, an existing reseller of our HCM offerings, provides us with a regional HR and payroll service bureau in the Southeast.

Gross Margin

Consolidated gross margin for the three months ended September 30, 2017 was $12,131, an increase of $4,717, or 63.6%, from the $7,414 reported for the three months ended September 30, 2016.  Gross margin as a percentage of revenues was 78.1% and 78.5% for the three months ended September 30, 2017 and 2016, respectively. Consolidated gross margin for the nine months ended September 30, 2017 was $30,474, an increase of $10,580 or 53.2%, from the $19,894 reported for the nine months ended September 30, 2016.  Gross margins as a percentage of revenues were 77.9% and 77.0% for the nine months ended September 30, 2017 and 2016, respectively. We attribute the increase in gross margin to a shift in the mix of our revenue between our higher margin and lower margin product lines as well as the addition of the acquisitions in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2017 were $9,459, an increase of $4,413, or 87.5%, from the $5,046 reported for the three months ended September 30, 2016.  SG&A expenses as a percentage of revenues were 60.9% and 53.5% for the three months ended September 30, 2017 and 2016, respectively.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2017 were $25,286, an increase of $9,727, or 62.5%, from the $15,559 reported for the nine months ended September 30, 2016. SG&A expenses as a percentage of revenues were 64.6% and 60.2% for the nine months ended September 30, 2017 and 2016, respectively.

SG&A expenses were higher in the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to the acquisition and integration expenses related to the acquisition in the first and second quarters of 2017. We continue to evaluate any unnecessary expenses and any increases in SG&A designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2017 were $883, an increase of $122, or 16.0%, from the $761 reported for the three months ended September 30, 2016. R&D expenses as a percentage of revenues were 5.7% and 8.1% for the three months ended September 30, 2017 and 2016, respectively.

Research and development (“R&D”) expenses for the nine months ended September 30, 2017 were $2,488, an increase of $271, or 12.2%, from the $2,217 reported for the nine months ended September 30, 2016. R&D expenses as a percentage of revenues were 6.4% and 8.6% for the nine months ended September 30, 2017 and 2016, respectively.

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

Amortization of Intangible Assets

Amortization expenses for the three months ended September 30, 2017 were $1,341, an increase of $716, or 114.6%, from the $625 reported for the three months ended September 30, 2016. Amortization expenses as a percentage of revenues were 8.6% and 6.6% for the three months ended September 30, 2017 and 2016, respectively. Amortization expenses for the nine months ended September 30, 2017 were $3,230, an increase of $1,602, or 98.4% compared to $1,628, reported for the nine months ended September 30, 2016. Amortization expenses as a percentage of revenues were 8.3% and 6.3% for the nine months ended September 30, 2017 and 2016, respectively. The increases are due to the amortization recorded on the intangibles acquired in the acquisitions during 2017.

Other Income and Loss

Other loss for the three months ended September 30, 2017 was $1,644, an increase of $1,024, or 165.2%, from the $620 reported for the three months ended September 30, 2016. Other loss as a percentage of revenues was 10.6% and 6.6% for the three months ended September 30, 2017 and 2016, respectively.  Other loss for the three months ended September 30, 2017 and September 30, 2016 are composed primarily of interest expense on notes payable.

Other loss for the nine months ended September 30, 2017 was $3,279, an increase of $1,819, or 124.6%, from the $1,460 reported for the nine months ended September 30, 2016. Other expense as a percentage of revenues was 8.4% and 5.7% for the nine months ended September 30, 2017 and 2016, respectively. Other loss for the nine months ended September 30, 2017 and 2016 are composed primarily of interest expense on notes payable.

Interest expense for the three and nine months ended September 30, 2017 increased due to the additional debt amount incurred in May 2017 through our amended and restated credit agreement we entered into with Wells Fargo and Goldman Sachs and a higher interest rate incurred on the debt held with Goldman Sachs.

Income Taxes

Provision for income tax expense was $85 and $47 for the three months ended September 30, 2017 and 2016, respectively, an increase of $38, or 80.9%, as a result of additional tax deductible goodwill acquired in 2017.

Provision for income tax expense for the nine months ended September 30, 2017 was $368, an increase of $235, or 176.7%, from the $133 reported for the nine months ended September 30, 2016, respectively, as a result of additional tax deductible goodwill acquired in 2017.

Net Income (Loss)

We incurred a net loss of $1,281, or $(0.10) per share, during the three months ended September 30, 2017, compared to net income of $315, or $0.05 per share, during the three months ended September 30, 2016. Net loss as a percentage of total revenues was 8.3% for the three months ended September 30, 2017 compared to net income of 3.3% of total revenues for the three months ended September 30, 2016.

We incurred a net loss of $4,177, or $(0.40) per share, during the nine months ended September 30, 2017, compared to a net loss of $1,103, or $(0.17) per share reported for the nine months ended September 30, 2016.  Net loss as a percentage of total revenues was 10.7% for the nine months ended September 30, 2017 compared to net loss of 4.3% of total revenues for the nine months ended September 30, 2016.

We intend to continue to implement our corporate strategy for growing the software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2017.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	September 30,	December 31,
	2017	2016

Working capital	$18,734	$4,207
Cash and cash equivalents	27,464	12,767

	For the Nine Months Ended
	September 30,
	2017	2016

Net Cash used in operating activities	$(2,083)	$(730)
Net Cash used in investing activities	(38,351)	(7,750)
Net Cash provided by financing activities	55,123	7,460

Working Capital.  We had working capital of $18,734 at September 30, 2017, an increase of $14,527 from working capital of $4,207 at December 31, 2016. Working capital at September 30, 2017 and December 31, 2016 includes $12,065 and $9,252 of deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the increase in our working capital to the issuance of stock in an underwritten public offering and proceeds from notes payable, offset by the acquisitions of PMSI, CPI and PSNW in the first quarter of 2017 and the acquisitions of iSystems and Compass in the second quarter of 2017.

Operating Activities.  Net cash used in operating activities was $2,083 for the nine months ended September 30, 2017. The $2,083 of cash used in operating activities during the first nine months of 2017 was primarily driven by a net loss of $4,177, an increase in accounts receivable of $4,450, an increase in prepaids and other assets of $471, and a decrease in accounts payable of $569. This was offset by non-cash adjustments to net loss of $5,027, an increase in deferred revenue of $1,963, and an increase in accrued expenses and other long-term obligations of $881. The $730 of cash used in operating activities during the first nine months of 2016 was primarily driven by a net loss of $1,103, an increase in accounts receivable of $1,678, a decrease in deferred revenue of $2,000, and a decrease in accounts payable of $189. This was offset by non-cash adjustments to net loss of $2,996, an increase in accrued expenses and other long-term obligations of $951, a decrease in inventory of $169, and a decrease in prepaid expenses and other assets of $124.

Investing Activities.  Net cash used in investing activities was $38,351 and $7,750 for the nine months ended September 30, 2017 and September 30, 2016, respectively. Cash used in investing for the nine months ended September 30, 2017 is primarily due to the acquisitions of PMSI, CPI and PSNW in January 2017, and the acquisitions of iSystems and Compass in May 2017, partially offset by an increase in funds held for clients. The cash used in investing for the nine months ended September 30, 2016 is due primarily to the acquisition of Mangrove, offset by the increase in funds held for clients.

Financing Activities. Net cash provided by financing activities was $55,123 for the nine months ended September 30, 2017. We recognized net proceeds from the issuance of common stock of $27,820 in an underwritten public offering in June 2017, as well as incurred $45,777 of indebtedness in connection with the 2017 acquisitions. This was offset by payments on notes payable of $8,098 and debt financing fees of $1,433.  In connection with the public offering, we issued 2,185,000 shares of common stock, including 285,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option, at the public offering price of $13.50 per share. Net cash provided by financing activities was $7,460 for the nine months ended September 30, 2016. We incurred $16,823 of debt, primarily due to the cash used in the acquisition of Mangrove, and proceeds from the exercise of options of $561. This was offset by payments on notes payable of $5,173, the decrease in client fund obligations of $4,155 and debt financing fees of $438.

Sources of Liquidity.  As of September 30, 2017, Asure’s principal sources of liquidity consisted of approximately $27,464 of cash, future cash generated from operations and $5,000 under our Restated Credit Agreement. We believe that we have and/or will generate sufficient cash for our short- and long-term needs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We currently project that we can generate positive cash flows from our operating activities for at least the next twelve months.

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

Capital Resources. At September 30, 2017, we had $69,125 outstanding under our Restated Credit Agreement with Wells Fargo. Available funds were $5,000 under the revolving credit facility at September 30, 2017. For further discussion regarding our Restated Credit Agreement and debt financing arrangements, see Note 6 to the accompanying condensed consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 13, 2017	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 13, 2017	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer