Form 10-K
period 2017-12-31
ASURE SOFTWARE INC
filed 2018-03-16
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                    to

Commission file number: 0-20008

ASURE SOFTWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3700 N Capital of TX Hwy, Suite 350
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
Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐          Smaller reporting company ☒          Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the 9,737,532 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was approximately $142,265,343. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 12, 2018, there were 12,584,036 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.

As used in this report, the terms “Asure,” “Registrant,” “we,” “us,” and “our” mean Asure Software, Inc. and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1.  BUSINESS

GENERAL

Asure Software, Inc., a Delaware Corporation, headquartered in Austin, Texas, is a leading provider of Human Capital Management (“HCM”) and Workplace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enable more than 100,000 clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, HR consulting, and time and labor management as well as a full suite of workspace management solutions for conference room scheduling, desk sharing programs, and real estate optimization.

Asure’s platform vision is to help clients proactively manage costs associated with their three most expensive assets, real estate, labor and technology, while creating an employee experience that fosters efficiency, productivity and engagement.  Asure serves approximately 10,000 direct clients in 80 countries, ranging from global Fortune 500 clients to small and mid-sized businesses. Some of our current clients include Aetna, Apple Inc., Baker & McKenzie, Fannie Mae, Wells Fargo, Citigroup, Deutsche Bank, KPMG UK, La Trobe University, Merck and Co., Inc., Mondelez, Pfizer, Inc., Pearson, PSSI, Salesforce.com, Inc., State Street and Thomson Reuters. Our mission guides the work we do each day; it is “To deliver innovative technology with the passion to empower every client’s workplace and the commitment to make their workdays easier.”

The Asure product strategy is driven by three primary trends in the market:  mobilization, globalization and technology.  Asure offers two product line products:  AsureSpace™ and AsureForce®. Within AsureForce®, we offer AsureHCM, AsureBenefits and AsureConsulting.  AsureSpace™ workplace management solutions enable organizations to optimize their real estate investment and create a digital workplace that empowers mobile and virtual employees, while streamlining internal operations.  AsureForce® Time and Labor Management helps organizations optimize their workforce while controlling labor administration costs and activities. The acquisitions of Mangrove Employer Services, Inc. and the assets of Mangrove COBRAsource Inc. in March of 2016 expanded the Asure vision and strategy with the addition of a comprehensive suite for human capital management, including payroll processing and benefits administration services.  In 2017, the Mangrove products, now called AsureHCM, were fully integrated with AsureForce Time creating a seamless offering to manage the complete employee experience.

In January 2017, we completed three strategic acquisitions: Personnel Management Systems, Inc. (“PMSI”), Corporate Payroll, Inc. (Payroll Division) and Payroll Specialties NW, Inc. PMSI, based in Bellevue, Washington, is a provider of outsourced HR solutions. PMSI has been re-branded AsureConsulting and continues to offer full-service HR Outsourcing in the Pacific Northwest region.  Their solution has been expanded to include a national offering, AsureHR Help, a subscription-based offering for HR professionals seeking guidance on common HR related issues.  Corporate Payroll, Inc. (Payroll Division) and Payroll Specialties NW, Inc., are both providers of payroll services and were licensees of the Mangrove payroll system.  These payroll provider acquisitions marked the beginning of a formulaic strategy to acquire businesses already leveraging Asure technologies.

In May 2017, we completed two strategic acquisitions: iSystems Intermediate Holdco, Inc. (“iSystems”)  and Compass HRM. iSystems, through its flagship product, Evolution HCM, offers payroll, tax management and HR software combined with comprehensive back-end service bureau tools to service bureau organizations across the United States. Tampa-based Compass HRM is a current reseller of AsureHCM (formerly Mangrove), providing cloud-based human resource management software, including payroll, benefits, time and attendance, and performance management. The acquisition of Compass HRM expands our reach in the Southeast, particularly Florida.

In October 2017, we completed the strategic acquisition of Associated Data Services, Inc., a leading regional human resources and payroll services bureau in the Southeast and a current reseller of the Evolution HCM platform.

In January 2018, we completed three strategic acquisitions: TelePayroll Inc., a Southern California-based provider of HR, payroll and employee benefits services; Pay Systems of America, Inc., a provider of HR, payroll and employee benefits services based in Tennessee and Iowa; and Savers Administrative Services, Inc., a North Carolina-based certified third-party administrator of payroll and HR services. All three companies are current resellers of Asure’s Evolution HCM platform furthering our strategy of seeking out our own technology and creating an enticing option for service bureau owners with our Partner-For-Life messaging. These new acquisitions provide us with significant customer, product and financial synergies and expand our footprint in the United States in the payroll processing space.

For all of the Asure product lines, support and professional services are key elements of our value proposition and overall solution.  In addition to state-of-the-art hosting platforms and regular software upgrades and releases, Asure gives our clients easy access to our expert support team. Our services and support representatives are experts not just in the Asure solution, but also in their respective industries and provide advice and guidance on best practices and change management strategies.  From installation to training and post-live support, our professional services team delivers a best-in-class customer experience on a global scale.

Our sales and marketing strategy targets a wide range of audiences, from small and medium-sized businesses to enterprise organizations throughout the United States, Europe and Asia/Pacific. Our unique blend of products allow us to compete in every industry, and we generate sales and opportunities through our direct sales team and our channel partners.  In 2017, our direct sales team grew by 25% allowing us to increase our visibility and presence in key market segments.

Asure was incorporated in 1985 and our principal executive offices are located at 3700 N. Capital of Texas Highway, Suite 350, Austin, Texas 78746.  Our telephone number is (888) 323-8835 and our website is www.asuresoftware.com.  Information on our website is not part of this Annual Report on Form 10-K.

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

RECENT DEVELOPMENTS

2018 Acquisitions

In January 2018, we completed the following three acquisitions:  TelePayroll, Inc., Pay Systems of America, Inc. and Savers Administrative Services Inc. Each of the acquired companies are leading providers of human resources, payroll and employee benefits services and are licensees of our HCM software platform, Evolution. TelePayroll operates in southern California; Pay Systems of America operates in Tennessee and Iowa; and Savers Administrative Services operates in North Carolina. The total consideration for the three acquisitions was $30.6 million, of which $25.3 million was paid in cash with cash on hand and the remaining portion was paid with a combination of promissory notes and Asure common stock.

2017 Acquisitions

In January 2017, we completed three strategic acquisitions: Personnel Management Systems, Inc., a leading provider of outsourced HR solutions; Corporate Payroll, Inc. -Payroll Division (“CPI”), a leading provider of payroll services; and Payroll Specialties NW, Inc. (“PSNW”), a leading provider of payroll services. We acquired all of the outstanding shares of common stock of PMSI, a Washington corporation, for an  aggregate consideration of (i) $3.875 million in cash and (ii) a subordinated promissory note in the principal amount of $1.125 million, subject to adjustment. We acquired substantially all the assets of CPI, an Ohio corporation, for an aggregate consideration of (i) $1.5 million in cash, (ii) a subordinated promissory note in the principal amount of $500,000 and (iii) 112,166 shares of our common stock valued at $1.0 million, subject to adjustment. We acquired substantially all the assets of PSNW, an Oregon corporation, for an aggregate consideration of (i) $3.010 million in cash and (ii) a subordinated promissory note in the principal amount of $600,000, subject to adjustment.

In May 2017, we entered into an equity purchase agreement with iSystems Holdings, LLC, a Delaware limited liability company, and iSystems Intermediate Holdco, Inc., a Delaware corporation (“iSystems”), pursuant to which we acquired 100% of the outstanding equity interests of iSystems for an aggregate purchase price of $55.0 million. The aggregate purchase price consists of (i) $32.0 million in cash, subject to adjustment, (ii) a secured subordinated promissory note in the principal amount of $5.0 million, subject to adjustment, and (iii) 1,526,332 shares of our unregistered common stock valued at $18.0 million based on a volume-weighted average of the closing prices of our common stock during a 90-day period.

In May 2017, we also entered into a stock purchase agreement with Compass HRM, Inc. (“Compass”) and the sellers and seller representative named therein, pursuant to which the sellers sold 100% of the outstanding shares of capital stock of Compass to us for an aggregate purchase price of $6.0 million, subject to adjustment. The aggregate purchase price consists of $4.5 million in cash and a subordinated promissory note in the principal amount of $1.5 million, subject to adjustment. Compass is headquartered in Tampa, Florida.

To finance the cash portion of the purchase price for the 2017 acquisitions, we amended and restated our existing credit agreement with Wells Fargo Bank, National Association, as administrative agent, to add an additional term loan in the amount of approximately $40.0 million, of which we borrowed $36.5 million to complete the two acquisitions.

In October 2017, we entered into a stock purchase agreement with Associated Data Services, Inc. (“ADS”) and the sellers and seller representative named therein, pursuant to which we acquired 100% of the outstanding shares of capital stock of ADS for an aggregate purchase price of $3.4 million, subject to adjustment. The aggregate purchase price consists of $1.8 million in cash; 44,624 shares of our unregistered common stock valued at $528,200; and a subordinated promissory note in the principal amount of $1.2 million, subject to adjustment.

PRODUCTS AND SERVICES

Asure’s SaaS solutions are uniquely designed to help companies bring people, space and assets together to more effectively manage their global, mobile workforces. As companies recruit, hire and work to retain mobile employees, executives use Asure’s solutions to create a fluid employee experience while optimizing their three most expensive assets:  people, real estate and technology.  With five unique product lines, Asure is well-positioned to deliver innovative, scalable solutions across industries and around the world.  With an emphasis on employee engagement, the Asure product team aims to create and deliver easy-to-use solutions that streamline the operational necessities of the workday.  From benefits self-service to reserving a workspace for the day, the Asure product team believes that simplifying required work processes results in an employee experience that is both engaging and productive. Asure product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premises software license revenue and professional services revenue.

AsureSpace™ workspace management solutions offer clients significant costs savings and Return on Investment (“ROI”) gains by maximizing their real estate with a full portfolio of innovative and intuitive SaaS solutions. The AsureSpace platform offers three core products, each of which can stand alone or be bundled together for a comprehensive solution. SmartView® occupancy sensors and analytics platform offers unique insights into how space is being used, allowing companies to make proactive, strategic decisions about real estate investments and workplace design. SmartMove® move management software helps companies design floorplans and track permanent seat assignments as well as manage assets such as telephones, laptops, desks, chairs, and virtually any item assigned to an employee. AsureSpace™ Resource Scheduler is the foundation of the AsureSpace platform with a sophisticated yet intuitive approach to workspace management. Featuring conference room and desk reservations, service management, interactive floorplans, visitor management, calendar and web conference integrations and robust reporting, Resource Scheduler is a comprehensive solution for the digital workplace.  NowSpace®, a mobile app for Apple and Android devices empowers mobile workers to find and reserve desks and conference rooms directly from their smart phones. AsureSpace™ touch panels and kiosks are placed outside busy areas for on-the-fly desk and space reservations, while lending a high-tech presence to a standard office and enhancing the visitor experience.  Finally, workplace business intelligence (“WBI”) tools offer invaluable reporting and data visualizations for executives to understand space utilization and further optimize their real estate investments.

AsureHCM is an integrated cloud-based solution that provides a foundation for our clients’ digital HR strategy.  From traditional human resource (“HR”) management and payroll to benefits, talent acquisition and performance management, AsureHCM provides an easy-to-use platform for HR professionals and employees alike.  Our emphasis on employee self-service and automated processes reflects the growing trend of workforce mobilization while empowering HR teams to focus on more strategic initiatives. Our HCM suite of solutions are easy-to-use with fully integrated HR/payroll applications uniquely designed to help companies recruit, manage, pay, and analyze their workforce more effectively.  Combined with the AsureBenefits offering of COBRA administration and consumer spending accounts, and AsureHR Help for professional guidance on HR challenges, AsureHCM is a comprehensive platform that delivers a cohesive and engaging experience throughout the employee life cycle.

Asure’s SMB HCM Channel product, Evolution HCM, was developed with the channel market in mind.  Its fully integrated Payroll, HR, and Tax Management suite offers service providers a path to growth and success with unparalleled accuracy, productivity, and financial control. Evolution HCM provides its users the flexibility and best practices to handle clients of all size and complexity levels, as well as meet the ever-evolving needs of the industry.

AsureConsulting allows our SMB clients to run their businesses because we take on the responsibility for all the traditional Human Resource functions. Our suite of services assists organizations through the entire employee lifecycle – from finding the right people, to on-boarding, to development and performance management and finally, to exit strategies and separation. Everything for the SMB market, seamlessly integrated.

Cost savings and additional ROI gains come in the form of a more strategic use of labor dollars and the elimination of time theft with AsureForce® workforce management solutions.  Mobile time tracking with AsureForce Mobile helps executives better understand where and when their employees are working, providing insight into labor schedules and labor costs. With AsureForce Mobile, employees can punch in and out from remote locations, and geo-positioning verifies the physical coordinates.  Biometric time clocks, including facial recognition, reduce time theft and help combat buddy punching, which can cost companies millions of dollars per year. Automated system notifications, real-time dashboards, and flexible configuration options all work to streamline operations.  Finally, employees, supervisors and executives have real-time access to data and business intelligence to optimize labor costing, improve labor scheduling, and ultimately control labor costs.

Our acquisitions have enabled us to disrupt the HCM market by offering a comprehensive solution that brings workforce and workspace management together. Empowering HR professionals to partner with real estate management teams and take a more strategic role in company initiatives ultimately results in a work environment that is productive, efficient and most importantly, engaging for employees.  An optimized employee experience delivered through a unified, cloud-based management platform increases company bottom-line performance and gives executives new insight into their most costly assets: people and real estate.

PRODUCT DEVELOPMENT

Asure strives to quickly bring to market innovative, cloud-based solutions that reflect the workstyle of the modern, mobile workforce. First-to-market mobile applications are a testament to our success in innovation. Additionally, Asure is committed to co-innovation, working in partnership with industry leaders, partners and clients around the globe to develop technology solutions that meet the needs of a rapidly shifting workplace.

Our industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs and continual improvement in product performance characteristics.   Asure strives to be cost-effective and timely in enhancing our software applications, developing new innovative software solutions that address the increasingly sophisticated and varied needs of an evolving range of customers, and anticipating technological advances while adhering to industry standards.

Asure development teams – located in Traverse City, Michigan; Tampa, Florida; Burlington, Vermont; as well as the United Kingdom – are staffed with software developers, quality assurance engineers and support specialists who work closely with our customers and sales and marketing teams to build products and services based on market requirements and customer feedback.  We develop our new product and service roadmaps based on inputs from customers, competitive comparisons and relevant technology innovations.

Our research and development strategy is rooted in innovation and flexibility. The development team enhances the functionality of our software and hardware products through new releases and new feature developments, with a particular focus on SaaS solutions and products for the mobile workforce and the digital workplace.  Asure will continue to evaluate opportunities for developing new software so that organizations can further streamline and automate the tasks associated with administering their businesses.  We seek to simultaneously allow organizations to improve their productivity while reducing the costs associated with those business tasks.

We also actively search for potential product, service or business acquisitions that we believe will complement our existing and planned product and service offerings, such as our 2017 acquisition of iSystem’s Evolution HCM product suite for small and midsize (“SMB”) and channel markets.  We cannot guarantee that we will make future acquisitions or that we can successfully integrate acquired assets or businesses profitably into Asure.

Despite our efforts, we also cannot guarantee that we will complete our existing and future development efforts or that our new and enhanced software products will adequately meet the requirements of the marketplace and achieve market acceptance.  Additionally, Asure may experience difficulties that could delay or prevent the successful development or introduction of new or enhanced software products.  In the case of acquiring new or complementary software products or technologies, we may not be able to integrate the acquisitions into our current product lines.  Furthermore, despite extensive testing, errors may be found in new software products or releases after shipment, resulting in a diversion of development resources, increased service costs, loss of revenue and/or delay in market acceptance.

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

Reseller Partners. Reseller Partners are companies that represent us globally, as well as before the Federal government, and often offer complementary products to either the workspace management product line or the workforce product line.  Reseller Partners commit to a minimum level of business per year with us and receive a channel discount for that commitment.  Our Reseller Partners outside the United States include JLL, Red River Technology and Kathea, which represent the workspace product line.  We also have several Reseller Partners that represent our software in the Federal government space.  Resellers of our workforce product line in the United States include Oasis Outsourcing, a large provider of human resource outsourcing solutions.

Referral Partners.  Referral Partners provide us with the name and particular information about a prospective customer and its needs as a sales lead.  If we accept the sales lead, we register it for the Referral Partner.  If we make a sale as a direct result of such a lead, we will pay the Referral Partner a sales lead referral fee.  Currently, we have a number of Referral Partners, including Atmosphere Interiors PPI, BuildingI, Martek and SHI for the workspace management product and our workforce product line.

COMPETITION

We believe we have a unique position in the market place as the only technology provider in the world that offers cloud-based workspace and workforce management solutions from a single partner. Additionally, Asure has been first-to-market with mobile apps in the workspace management industry, and we are the only known company to have both geospatial and facial recognition technology working together for mobile time tracking.

Specific to the AsureSpace™ line of workspace management software solutions, we have a competitive advantage in the breadth of our complementary workspace management solutions and the scope of our analytics as well as our resources available for product development, client services, and client support.  The primary competitors to AsureSpace™ include Dean Evans & Associates, Inc., AgilQuest Corporation and Condeco Ltd. (UK).  In addition to our features and available services, we believe the principal competitive advantages of AsureSpace™ include its cloud-based service model, extensive product integration options and partner channel, scalable deployments, configurable interfaces, mobile access and price.  Our expert services team, proven implementation methodology and “partner v. vendor” approach have also shown to be critical differentiators.

The AsureForce® line of workforce management software solutions has a competitive advantage in the marketplace in serving organizations seeking specific point-solutions as well as organizations desiring an integrated suite of solutions, particularly in the area of mobile time collection. The AsureForce Mobile and AirClock™ products are first-to-market technology solutions with significant market demand. By competing tactically with point-solutions and strategically with an integrated suite of solutions, Asure can serve the needs of a broad spectrum of companies. Primary competitors to AsureForce® include Kronos, Replicon, and Time Simplicity.

Our key competitive advantage in the HCM product line is our single database architecture.  Many HCM providers offer ‘integrated’ solutions meaning multiple databases and redundant data entry.  AsureHCM offers a single employee record throughout the entire employee life cycle, starting with an online job application.  Other differentiating factors include our intuitive user interface with mobile accessibility, an integrated time and labor solution, and   streamlined workflows with automated notifications and self-service options throughout.  With a complementary suite of HR products such as consumer spending accounts and HR Help, AsureHCM offers a comprehensive platform to advance an organization’s HR strategy.   Within the Evolution SBO channel, differentiators include a robust back-end solution for payroll and tax management and with the Asure acquisition, access to a full suite of ancillary products and the long-term advantage of our Partner-For-Life mentality.  SBOs can continue as an Asure licensee with the opportunity to expand their available offerings, or they can come under the Asure umbrella and experience the full benefit of a forward-thinking technology company.

Competitors in the HCM market tend to fluctuate, however, our main competitors are ADP, Kronos, Paylocity, Ultimate Software, Ceridian, Ascentis and Infinisource.

While Asure has the advantage of a flexible, easy to use, cloud-based, SaaS-delivered software model, affordability and proven deployment methodology, we face several categories of competitive challenges:

•
Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with large, dispersed field-based sales teams who meet and consult with prospects have an advantage. Key U.S. vendors who approach the market in this manner include ADP, Kronos, PeopleSoft and Condeco. Asure has recently launched a field-based approach to sales and also focuses on high-touch marketing campaigns and leveraging relationships with channel partners to build relationships with prospects.

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

Because the market for our products and services is subject to rapid technological change and there are relatively low barriers to entry in the workplace management software market, we routinely encounter new entrants or competition from vendors in some or all aspects of our product lines. Competition from these potential market entrants may take many forms. Some of our competitors, both current and future, may have greater financial, technical and marketing resources than us and therefore may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Asure is actively taking measures designed to address our competitive challenges, and clients tend to recognize the benefits of working with an established and publicly-traded partner versus a start-up or transitional vendor.  However, we cannot assure that we will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.

MARKETING

Asure’s marketing strategy relies on a comprehensive integrated plan rooted in our business objectives.  Our marketing plan includes four primary objectives: 1) build brand awareness, 2) develop lead generation programs that drive revenue, 3) launch products in a meaningful way and 4) develop an infrastructure that supports and measures marketing activities. We deploy multi-faceted, multi-series direct marketing programs to drive awareness, interest and revenue. Marketing vehicles include our web site, organic and paid search, advertising, public relations, direct marketing, events, social media, content marketing and eMarketing.  In 2018, we are expanding our strategy to include Account Based Marketing and vertical-specific marketing.   Our marketing plan addresses growth and retention goals for all target audiences, from small and medium-sized businesses to Fortune 500 companies and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific.

SALES ENABLEMENT

In 2017, Asure developed a comprehensive Sales Enablement plan to drive revenue through the education and development of direct and channel sales teams.  With an emphasis on social selling, sales enablement tools DiscoverOrg and LinkedIn Navigator are elevating prospecting and top of funnel sales activity with meaningful connections, targeted research and the distribution of relevant content.  Sales teams also have access to a sophisticated ROI calculator that enhances the discovery process and creates a demonstrable ROI with interactive components that allow prospect champions to build a case internally, expediting the sales cycle.  In conjunction with our marketing and product management team, our sales enablement team is promoting a consultative sales approach that demonstrates our commitment as a partner with a focus on in-depth understanding of products, use cases and industries.

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

Additionally, the changing nature of privacy laws in the United States, Canada, the European Union and elsewhere may impact our processing of personal information of our employees and on behalf of our clients. For example, the European Union adopted a comprehensive general data privacy regulation (the “GDPR”) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation.  The GDPR becomes fully effective in May 2018. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

The foregoing description does not include an exhaustive list of the laws and regulations governing and impacting our business.

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office.  Our other core federally registered trademarks include AsureForce®, AsureSpace® and Evolution®. We also use common law trademarks including Resource Scheduler™, Meeting Room Manager™, Work Space Manager™, Workplace BI™,  iEmployee™, Netsimplicty™, ADI™, and Legiant Express™.

EMPLOYEES

As of December 31, 2017, we had a total of 324 employees (315 of which are full-time employees) in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	65
Sales and marketing	55
Customer service and technical support	159
Finance, human resources and administration	45
Total	324

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

ITEM 1A.  RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Item 1. “Business—Forward Looking Statements” for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception. We experienced net losses of $5.7 million and $972,000 in the fiscal years ended December 31, 2017, and 2016, respectively. At December 31, 2017, our accumulated deficit was $277.6 million and total stockholders’ equity was $63.8 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

As we acquire and invest in companies or technologies, we may not realize the expected business or financial benefits. These acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and ownership and adversely affect our operating results and financial condition.

As part of our business strategy, we have in the past and may in the future seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing platform, enhance our technical capabilities or otherwise offer growth opportunities. In March 2016, we acquired all of the issued and outstanding shares of common stock of Mangrove Employer Services, Inc. of Tampa, Florida (“Mangrove”) as well as substantially all the assets of Mangrove COBRAsource Inc., a benefits administration services business which then was a wholly owned subsidiary of Mangrove. In January 2017, we acquired all of the outstanding shares of common stock of Personnel Management Systems, Inc., substantially all of the assets of Corporate Payroll, Inc., relating to its payroll service business bureau, and substantially all of the assets of Payroll Specialties NW, Inc. In May 2017, we acquired all of the equity interests of iSystems and all of the issued and outstanding shares of common stock of Compass. In October 2018, we acquired all of the issued and outstanding shares of common stock of ADS.  In January 2018, we acquired TelePayroll Inc., a Southern California-based provider of human resources, payroll and employee benefits services; Pay Systems of America, Inc., a provider of HR, payroll and employee benefits services; and Savers Administrative Services, Inc., a certified third-party administrator of payroll and human resources services.

Acquisitions and investments involve numerous risks, including:

•	potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in, and the cost of, integrating operations, technologies, services, platforms and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	potential loss of key employees of the acquired company;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;

•	augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;

•	increasing or maintaining the security standards for acquired technology consistent with our other services;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;

•	additional stock based compensation;

•	the loss of acquired deferred revenue and unbilled deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	ineffective or inadequate controls, procedures and policies at the acquired company;

•	challenges caused by integrating operations over distance, and across different languages and cultures in the case of any international acquisitions;

•	currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets; and

•	the tax effects of any such acquisitions.

Any of these risks could have an adverse effect on our business, operating results and financial condition.

In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us, or at all, which may affect our ability to complete acquisitions or investments. If we finance acquisitions by issuing equity or convertible or other debt securities or loans, or issue equity as consideration for an acquisition, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligations related to, the incurrence of indebtedness. See also the risk factor below titled “We may require additional capital to support business growth, and this capital may not be available on acceptable terms, or at all.”

We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our business.

We host our applications and serve our customers through a number of external data centers. While we control and have access to our servers and all the components of the networks that are located in our external data centers, we do not control the operations of these facilities. The owners of such facilities have no obligation to renew their agreements with us on commercially reasonable terms. If we are not able to renew these contracts on commercially reasonable terms, we may be required to transfer our servers and other infrastructure to new data facilities, and we may incur significant costs and possible service interruption in doing so. Additionally, we rely on certain hosted infrastructure partners, such as Amazon Web Services (“AWS”) to provide a third party hosted environment for certain of our applications. Any disruption or in any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted. Problems faced by our third-party data center operations or hosted infrastructure partners could adversely affect the experience of our customers. Breaches of our clients’ data caused by errors, omissions or hostile acts of third parties within the third party hosted environment are beyond our control yet we would remain responsible for such data security incidents from a regulatory standpoint, in some instances. Our third-party data center operators or hosted infrastructure partners could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators, our hosted infrastructure partners or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Privacy regulations, existing and evolving regulation of cloud computing, cross-border transfer restrictions and other United States and foreign regulations could limit the use of our services and adversely affect our business.

Regulatory focus on privacy issues continues to increase, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information.  As these laws expand and become more complex, potential risks related to our handling of our clients’ personal information will intensify. These measures include the Global Data Protection Regulation (“GDPR”), effective in May, 2018, which replaces the current EU Data Protection Directive 95/46/EC and which applies to all EU member states. This law governs the processing of personal information within the EU and the processing of personal information of EU citizens generally and applies directly to our operations as a data processor. The GDPR imposes new security and privacy standards and contractual obligations on data processors and provides for significant fines and new private rights of actions in the event of breach of a data security or data privacy obligation or non- compliance in general.  Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in foreign and domestic laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data, biometric data, or any personal information, could increase our cost of providing our services or prevent us from offering services in jurisdictions in which we operate. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations impacting our clients’ ability to deploy our solutions globally. Additionally, the law relating to the ability to exchange data outside of jurisdiction borders is complex and subject to change. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. In addition to governmental regulation, self-regulatory standards may place additional burdens on us. Many of our customers expect us to meet voluntary certification or other standards established by third parties, such as the International Trade Administration Privacy Shield as well as other audited measures and controls.  If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.

If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners are compromised or breached, our services may be perceived as not being secure, our brand could be damaged, our services may be disrupted, and customers may curtail or stop using our services, all of which could reduce our revenue and earnings, increase our expenses, and exposure us to legal claims and regulatory actions.

Our services involve the collection, transmission, processing and storing of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial information and other personal information. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our information technology systems, our customers’ data or our data, including our intellectual property and other confidential business information. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability. Moreover, if a high profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of March 12, 2018, our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively control approximately 21% of our outstanding common stock. As a result, these stockholders, if they were to act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This significant concentration of ownership may have the effect of delaying or preventing a change of control, including those that you may believe are in your best interests as one of our stockholders. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.  This significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

In addition, under the terms of the Investors Rights Agreement that we entered into in connection with our acquisition of iSystems, holders of a majority of the registerable securities have the right to nominate one director to our board of directors until holders of the registerable securities no longer hold more than the lesser of (x) 5% of our outstanding common stock and (y) 90% of the shares of our common stock held by such holders as of May 25, 2017.  As a result of their ownership interests and director nomination right, holders of the registerable securities may have the ability to influence the outcome of matters that require approval of our stockholders or to otherwise influence the Company. The interests of these stockholders might conflict with or differ from other stockholder interests.

If we are not able to develop enhancements and new features, keep pace with technological developments or respond to future technologies, our business, operating results and financial will be adversely affected.

Our future success will depend on our ability to adapt and innovate. To attract new clients and increase revenue from existing clients, we will need to enhance and improve our existing products and introduce new features. The success of any enhancement or new feature depends on several factors, including timely completion, introduction and market acceptance. If we are unable to enhance our existing products to meet client needs or successfully develop or acquire new features or products, or if such new features or products fail to be successful, our business, operating results and financial condition will be adversely affected.

Our products are designed to operate on a variety of network, hardware and software platforms using Internet tools and protocols, and we must continuously modify and enhance our products to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. In addition, if new technologies emerge that are able to deliver a workforce management software at lower prices, more efficiently or more conveniently, we may be unable to compete with these technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our products may become less marketable and less competitive or obsolete, and our business, operating results and financial condition will be adversely affected.

Our business depends substantially on clients renewing their agreements with us, purchasing additional products from us or adding additional users. If our customers do not renew their subscriptions for our services or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business, operating results and financial condition may be adversely affected. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets, which may adversely affect the market price of our common stock.

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users.

Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. Even if customers elect to renew, they may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. It is difficult to predict attrition rates given our varied customer base of enterprise, varied sizes or our customers and the number of multi-year subscription contracts. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and that our customers do not react negatively to any price changes related to these additional features and services.

In addition, if we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets, which may adversely affect the market price of our common stock.

We may be required to incur further debt to meet future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business.

If we incur additional debt, we may be subject to the following risks:

•	our vulnerability to adverse economic conditions may be heightened;

•	our flexibility in planning for, or reacting to, changes in our business may be limited;

•	our debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

•	higher levels of debt may place us at a competitive disadvantage compared to our competitors or prevent us from pursuing opportunities;

•	covenants contained in the agreements governing our indebtedness may limit our ability to borrow additional funds and make certain investments;

•	a significant portion of our cash flow could be used to service our indebtedness; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired.

We cannot assure you that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities.

We may require additional capital to support business growth, and this capital may not be available on acceptable terms, or at all.

We intend to continue to make investments, including the acquisition of complementary businesses, to support our business growth and may seek additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including subordinated promissory notes we issued in connection with our acquisitions, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could adversely affect our business, operating results and financial condition.

Our operating results may vary based on changes in our industry or the impact of changes in the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for workspace and workforce management solutions in particular. We sell our software products and services primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our products may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and workforce management software as well as pressure from clients and potential clients for extended billing terms. If economic conditions deteriorate, our clients and potential clients may elect to decrease their information technology and workforce management budgets by deferring or reconsidering product purchases, which would adversely affect our business, operating results and financial condition.

The market for workforce management in which we participate is intensely competitive, and if we do not compete effectively, our business, operating results and financial condition could be adversely affected.

The market for workforce management software is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and significantly greater resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and they may be able to compete more effectively on price and other terms. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures on our products. Similarly, some competitors offer different billing terms, which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and billing terms, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our products to achieve or maintain more widespread market acceptance, any of which could adversely affect our business, operating results and financial condition.

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These vendors include, without limitation, Dean Evans & Associates, Inc., Emergingsoft Corporation, AgilQuest Corporation and Condeco Ltd. (UK) as competitors to the AsureSpace™ line and Kronos, Replicon and Time Simplicity as competitors to the AsureForce® line. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to large client bases and major distribution agreements with consultants, system integrators and distributors. Moreover, many software vendors can bundle human resource products or offer such products at a lower price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of workforce management functions at a lower price point or with greater depth than our products. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Existing or future laws and regulations could increase the cost of our products and negatively affect our operating results, as well as subject us to litigation, regulatory investigations and other potential liabilities.

Our business is subject to a wide range of complex U.S. and foreign laws and regulations. As a provider of human resources outsourcing solutions, we process personal and sensitive data related to clients, employees of our clients, and our employees, and are subject to compliance obligations under federal, state and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our COBRA, flexible spending account and health savings account benefits administration services businesses. We are also subject to federal, state and foreign security breach notification laws with respect to both our own employee data and client employee data.

Some of our solutions assist our clients in complying with certain U.S. and foreign laws and regulations that apply to them.  For example, our HCM solutions help clients manage their compliance with certain requirements of the Patient Protection and Affordable Care Act in the United States. Our COBRA administration services and flexible spending account services in the United States are designed to help our clients comply with relevant federal guidelines relating to, respectively, employers’ benefits continuation obligations and certain requirements of the Internal Revenue Code. Changes in such laws or regulations may negatively affect our operating results, and render these compliance management aspects of our products and services obsolete.

Evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet access may adversely affect our business, operating results and financial condition by increasing our expenditures and causing client dissatisfaction.

Our services depend on the ability of our registered users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Laws or regulations that adversely affect the growth, popularity or use of the Internet, including changes to laws or regulations impacting Internet neutrality, could decrease the demand for our products, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business. For example, the Federal Communications Commission (the “FCC”) recently adopted an order repealing rules that prohibit Internet service providers (“ISPs”) from blocking or throttling Internet traffic, and from engaging in practices that prioritize particular Internet content in exchange for payment (also known as “paid prioritization”). The order is not yet effective and has been challenged in court, which could result in further changes to the governing law. There is also uncertainty regarding how the FCC’s new framework, if upheld, and new oversight by the Federal Trade Commission (“FTC”) will be applied. Depending on ongoing appellate proceedings and future action by the FCC and FTC, we could experience discriminatory or anti-competitive practices that could cause us to incur additional expense or otherwise adversely affect our business, operating results and financial condition. In particular, the repeal of restrictions on paid prioritization could enable ISPs to impose higher fees and otherwise adversely affect our business.

In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds of Internet users. Our business may be harmed if the Internet infrastructure cannot handle our clients’ demands or if hosting capacity becomes insufficient. If our clients become frustrated with the speed at which they can utilize our products over the Internet, our clients may discontinue the use of our software and choose not to renew their contracts with us. Further, the performance of the Internet has also been adversely affected by viruses, worms, hacking, phishing attacks, denial of service attacks and other similar malicious programs, as well as other forms of damage to portions of its infrastructure, which have resulted in a variety of Internet outages, interruptions and other delays. These service interruptions could diminish the overall attractiveness of our products to existing and potential users and could cause demand for our products to suffer.

Our business and operations are experiencing growth and organizational change. If we fail to effectively manage such growth and change, our business, operating results and financial condition could be adversely affected.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 179 employees (175 full-time) on December 31, 2016 to 324 employees (315 full-time) on December 31, 2017. We may continue to expand our operations in the future, either organically or through additional acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. We will require significant capital expenditures and the allocation of valuable management resources to manage this growth. If we fail to manage our anticipated growth and change in an effective manner, our ability to retain and attract clients may suffer and our business, operating results and financial condition may be adversely affected.

Our clients could have insufficient funds to cover payments we have made on their behalf, resulting in financial loss to us.

As part of the payroll processing service, we are authorized by our clients to transfer money from their accounts to fund amounts owed to their employees and various taxing authorities.  It is possible that we could be held liable for such amounts in the event the client has insufficient funds to cover them.  We have in the past, and may in the future, make payments on our clients’ behalf for which we may not  be reimbursed, resulting in loss to us.

Our interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance.

We receive interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies could adversely impact interest income.

The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions, and include (i) enterprise-focused software providers, such as Ultimate Software Group, Inc., Workday, Inc., SAP AG, Oracle Corporation and Ceridian Corporation, (ii) payroll service providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc. and (iii) other regional providers, and HCM point solutions, such as Cornerstone OnDemand, Inc.

Several of our competitors are larger, have greater name recognition, longer operating histories and significantly greater resources than we do. Many of these competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. As a result, our competitors may be able to develop products and services better received by our markets or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or client requirements.

In addition, current and potential competitors have established, and might in the future establish, partner or form other cooperative relationships with vendors of complementary products, technologies or services to enable them to offer new products and services, to compete more effectively or to increase the availability of their products in the marketplace. New competitors or relationships might emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. In light of these advantages, current or potential clients might accept competitive offerings in lieu of purchasing our offerings. We expect intense competition to continue for these reasons, and such competition could negatively impact our sales, profitability or market share.

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel as needed in the future, it could disrupt the operation of our business, delay our product development and harm our growth efforts.

Our future performance depends largely on our ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced technical, sales, marketing, managerial and executive personnel. Our future development and growth depend on the efforts of key management personnel and technical employees. We cannot guarantee that we will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of our key management or technical personnel could have a material and adverse effect on our business, operating results and financial condition.

Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of client agreements or a loss of clients, and adversely affect our business, operating results and financial condition.

Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our workforce management software through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we rely on third-party data center hosting facilities and the expertise of members of our engineering and software development teams for the continued performance of our software. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:

•	human error;
•	security breaches;
•	telecommunications outages from third-party providers;
•	computer viruses;
•	acts of terrorism, sabotage or other intentional acts of vandalism, including cyber attacks;
•	unforeseen interruption or damages experienced in moving hardware to a new location;
•	fire, earthquake, flood and other natural disasters; and
•	power loss.

Although we generally back up our client databases hourly, store our data in more than one geographically distinct location at least weekly and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or other failures of our computing infrastructure, clients may not be able to access their data for lengthy periods of time and it is possible that client data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our software.

Even if demand for workforce management products and services increases generally, there is no guarantee that demand for SaaS products generally or our products in particular will increase to a corresponding degree, or at all.

The widespread adoption of our products depends not only on strong demand for workforce management products and services generally, but also for products and services delivered via a SaaS business model in particular. A significant number of organizations do not use workforce management products, and it is unclear whether such organizations will ever use these products and, if they do, whether they will choose to use a SaaS workforce management software service or our products in particular. As a result, we cannot assure you that our SaaS workforce management software products will achieve and sustain the high level of market acceptance that is critical for the success of our business.

Because of how we recognize revenue with respect to our workforce management products, a significant downturn in our business may not be immediately reflected in our operating results.

Our revenues consist of SaaS offerings, time-based software subscriptions, and perpetual software license sale arrangements. We recognize revenue from our SaaS arrangements and time-based software subscription agreements monthly over the terms of these arrangements, which typically range from one to three years. As a result, a significant portion of the revenue we report in each quarter is generated from arrangements entered into during previous periods. Consequently, a decline in new subscriptions or SaaS arrangements in any one quarter may not have a significant impact on our revenue and financial performance in that quarter, but will negatively affect our revenue, or rate of revenue growth, and financial performance in future quarters.

In addition, if subscription or SaaS arrangements expire and are not renewed in the same quarter, our revenue and financial performance in that quarter and subsequent quarters will be negatively affected. However, the revenue impact may not be immediately reflected in our operating results to the extent there is an offsetting increase in revenue from perpetual license sales in that same quarter.

Finally, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our products may not be reflected in our short-term operating results.

Because we generally recognize subscription revenue from our clients over the terms of their agreements but incur most costs associated with generating such agreements up front, rapid growth in our client base may put downward pressure on our operating income in the short term.

The expenses associated with generating client agreements are generally incurred up front, while the resulting subscription revenue is generally recognized over the life of the agreements. Accordingly, increased growth in the number of our clients will result in our recognition of more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms.

If we fail to adequately protect our proprietary rights, our competitive advantage and brand could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. While our general practice is to enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with the parties with whom we have strategic relationships and business alliances, these agreements may not be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. If we fail to secure, protect and enforce our intellectual property rights, we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights, which could adversely affect our business, operating results and financial condition.

Our level of indebtedness and the terms of our indebtedness, including the indebtedness under our Restated Credit Agreement and subordinated promissory notes, could adversely affect our operations and limit our ability to plan for or respond to changes in our business or acquire additional businesses. If we are unable to comply with restrictions in, or cannot repay or refinance our indebtedness, the repayment of our indebtedness could be accelerated.

In order to consummate our acquisitions in 2017 and January of 2018, we incurred approximately $13.7 million of subordinated indebtedness in connection with the notes issued to the sellers. In addition, as of December 31, 2017, we have approximately $68.3 million in senior, secured debt outstanding under our Restated Credit Agreement. Our high level of indebtedness could adversely affect our business in the following ways, among others:

•
make it more difficult for us to satisfy our financial obligations under our current debt obligations, or other indebtedness, as well as our contractual and commercial commitments, and could increase the risk that we may default on our debt obligations;

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our current debt obligations or other indebtedness, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes, which may limit the ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy, and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	limit management’s discretion in operating our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate sufficient cash flow, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations. In addition, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of our Restated Credit Agreement, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our indebtedness.

Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in our loan agreement for our term loan and revolving credit facility.

Our Restated Credit Agreement with Wells Fargo Bank, N.A. provides for a term loan and revolving credit facility that contains restrictive covenants, including restrictions on our ability to pay dividends to stockholders, as well as requirements to comply with certain leverage ratios and other financial maintenance tests. These restrictive covenants and requirements limit the amount of borrowings that are available to us. The Restated Credit Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.

 Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market by us or our existing stockholders could cause our stock price to fall.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise capital through the sale of equity securities in the future at a time and at a price that we deem appropriate. As of March 12, 2018, we had a total of 12,584,036 shares of common stock outstanding.

The entities and persons affiliated with iSystems Holdings, LLC beneficially own 1,526,332 shares of our common stock, or approximately 12% of our outstanding common stock based on shares outstanding as of March 12, 2018. Pursuant to an investors rights agreement entered into between the parties in connection with our acquisition of iSystems (the “Investors Rights Agreement”), Holdings has requested that we file a registration statement to register its shares of our common stock for resale to the public. Under the Investor Rights Agreement, public resales of shares registered under this registration statement, once declared effective, may not occur until after May 25, 2018. Any sales of these shares in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of our common stock.

Our stock price has been, and likely will continue to be, volatile.

The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2016, the Nasdaq closing price of one share of our common stock reached a high of $9.55 and a low of $4.36. During the fiscal year ended December 31, 2017, it reached a high of $16.44 and a low of $9.00. That volatility depends upon many factors, some of which are beyond our control, including:

•	announcements regarding the results of expansion or development efforts by us or our competitors;

•	announcements regarding the acquisition of businesses or companies by us or our competitors;

•	technological innovations or new products and services developed by us or our competitors;

•	changes in foreign or domestic regulations;

•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;

•	additions or departure of our key personnel;

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and

•	political or economic uncertainties.

One or more of these factors could cause a decline in the price of our common stock. In addition, stock markets generally have experienced significant price and volume volatility. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies.

We are exposed to the credit risks of our customers; if we have inadequately assessed their creditworthiness, we may have more exposure to accounts receivable risk than we anticipate. Failure to collect our accounts receivable in amounts that we anticipate could adversely affect our operating results and financial condition.

We grant credit to customers in the ordinary course of business, exposing us to the credit risk of our customers. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable, which could adversely impact our operating results and financial condition. We maintain reserves for potential credit losses. However, these reserves are based on our judgment and a variety of factors and assumptions.

We perform credit evaluations of our customers’ financial condition. However, our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with timely and accurate financial information or if their situations change after we evaluate their credit. While we attempt to monitor these situations carefully, adjust our allowances for doubtful accounts as appropriate and take measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our financial condition.

Our effective tax rate may fluctuate as a result of new tax laws and our interpretations of those new tax laws, which are subject to significant judgments and estimates. The ongoing effects of the new tax laws and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate as a result of new tax laws and our interpretations of those new tax laws, which are subject to significant judgments and estimates. The ongoing effects of the new tax laws and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the U.S. Tax Cuts and Jobs Act (the Act), which was enacted on December 22, 2017. The Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes once we release our valuation allowance. Accounting for the income tax effects of the Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how provisions of the Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. Further, foreign governments may enact local tax laws in response to the Act which may result in additional changes that could materially affect our financial position and results of operations.

We face risks associated with expanding our sales outside of the United States.

We believe that our future growth depends in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. Currency fluctuations may also increase the relative price of our products in international markets and thereby could also cause our products to become less affordable or less price competitive than those of international competitors. These risks associated with international operations may have a material adverse effect on our revenue from or costs associated with international sales.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

As a public company, we are obligated to maintain effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. Our auditors also need to audit and provide an attestation report on the effectiveness of our internal control over financial reporting.

We have incurred and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404.We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if there is no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The referendum was advisory, and the terms of withdrawal are subject to a negotiation period that could last until March 2019. The referendum and the ensuing process of the United Kingdom’s withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, operating results and financial condition.

To the extent that our pre-tax income or loss becomes relatively modest, our ability to conclude that a control deficiency is not a material weakness or that an accounting error does not require a restatement could be adversely affected.

Under the Sarbanes-Oxley Act of 2002, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis, we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness. One element of our analysis of the significance of any control deficiency is its actual or potential financial impact. This assessment will vary depending on our level of pre-tax income or loss. For example, a smaller pre-tax income or loss will increase the likelihood of a quantitative assessment of a control deficiency as a significant deficiency or material weakness.

To the extent that our pre-tax income or loss is relatively small, if management or our independent registered public accountants identify an error in our interim or annual financial statements, it is more likely that such an error may be determined to be a material weakness or be considered a material error that could, depending upon the complete quantitative and qualitative analysis, result in our having to restate previously issued financial statements.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would adversely affect our business, operating results and financial condition.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 56% of the total assets on our balance sheet as of December 31, 2017. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We will evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market price of our common stock for returns on equity investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our Restated Credit Agreement contains limitations on our ability to pay dividends and make other distributions. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $130.1 million and research and development credit carryforwards of approximately $5.6 million, which begin expiring in 2018. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre- change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. In the event that it is determined that we have in the past experienced ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, operating results, and financial condition.

Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.

On October 28, 2009, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A junior participating preferred stock of the Company (the “Preferred Stock”), at a price of $11.63 per one thousandth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date referred to below. The description and terms of the Rights are set forth in the Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company LLC, dated as of October 28, 2009.

The Amended and Restated Rights Agreement imposes a significant penalty upon any person or group that acquires 4.9% or more (but less than 50%) of our then-outstanding common stock without the prior approval of the board of directors. Stockholders who own 4.9% or more of our then-outstanding common stock as of the close of business on the Record Date will not trigger the Amended and Restated Rights Agreement so long as they do not increase their ownership of the common stock after the Record Date by more than one-half of 1% of the then-outstanding common stock. A person or group that acquires shares of our common stock in excess of the above-mentioned applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised. The Rights will not be exercisable until 10 days after a public announcement by us that a person or group has become an Acquiring Person. On the date (if any) that the Rights become exercisable (the “Distribution Date”), each Right would allow its holder to purchase one one-thousandth of a share of Preferred Stock for a purchase price of $11.63. In addition, if a person or group becomes an Acquiring Person after the Distribution Date or already is an Acquiring Person and acquires more shares after the Distribution Date, all holders of Rights, except the Acquiring Person, may exercise their rights to purchase a number of shares of the common stock (in lieu of Preferred Stock) with a market value of twice the Exercise Price, upon payment of the purchase price.

The Rights will expire on the earliest of (a) October 28, 2019, (b) the exchange or redemption of the Rights, (c) consummation of a merger or consolidation or sale of assets resulting in expiration of the Rights, (d) the consummation of a reorganization transaction entered that the board of directors determines will help prevent an “Ownership Change,” as defined in Section 382 of the Code and protect our net operating losses, (e) the repeal of Section 382 of the Internal Revenue Code or any successor statute, or any other change, if the board of directors determines the Amended and Restated Rights Agreement is no longer necessary for the preservation of tax benefits, or (f) the beginning of a taxable year to which the board of directors determines that no tax benefits may be carried forward.

We may, at our option and with the approval of the board of directors, at any time prior to the close of business on the earlier of (i) the tenth day following the first date of public announcement by us or an Acquiring Person that an Acquiring Person has become such or such later date as may be determined by action of a majority of the members of the board of directors then in office and publicly announced by us or (ii) October 28, 2019, redeem all but not less than all the then outstanding Rights at a redemption price of $0.067 per Right (such redemption price being herein referred to as the “Redemption Price”). We may, at our option, pay the Redemption Price either in common stock (based on the current per share market price thereof) or cash; provided, that if the board of directors authorizes redemption of the Rights on or after the time a person becomes an Acquiring Person, then such authorization shall require the concurrence of a majority of the members of the board of directors then in office. In addition, after a person becomes an Acquiring Person the board of directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates), in whole or in part, at an exchange ratio of one common share per Right (subject to adjustment).

The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the board of directors. On the other hand, the Rights should not interfere with any merger or other business combination approved by the board of directors since the Rights may be redeemed by us at the Redemption Price prior to the date ten days after the public announcement that a person or group has become the beneficial owner of 4.9% or more of the common stock, and any securities which a person or any of such person’s affiliates may be deemed to have the right to acquire pursuant to any merger or other acquisition agreement between us and such person may be excluded from the calculation of their beneficial ownership if such agreement has been approved by the board of directors prior to them becoming an Acquiring Person.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of our management and board of directors.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management or our board of directors. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
in addition to our current stockholders rights plan, the ability of our board of directors to further issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the requirement that a special meeting of stockholders may be called only by the Chairman of the board of directors, the Chief Executive Officer or the Secretary at the request of the board of directors or upon the written request, stating the purpose of the meeting, of stockholders who together own of record 10% of the outstanding shares of each class of stock entitled to vote at such meeting, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. We have not opted out of this provision of Delaware law.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 15,000 square feet of office space under one operating lease that expires in July 2022. We entered into a lease agreement for new corporate office facilities to accommodate our growth in July 2017. We also lease office suites in Florida, Massachusetts, Michigan, Nevada and the United Kingdom, and as a result of our 2017 acquisitions, office suites in Alabama, Oregon, Ohio, Vermont, and Washington. As a result of our January 2018 acquisitions, we also lease office space in California, Iowa, Tennessee, and North Carolina,

Management believes that the leased properties described above are adequate to meet Asure’s current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.  LEGAL PROCEEDINGS

Although Asure has been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31 2017, we were not party to any pending legal proceedings.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “ASUR.”  The following table shows the high and low closing sale prices of our common stock for each full quarter as reported by Nasdaq for the periods indicated:

	2017		2016
	HIGH	LOW	HIGH	LOW
1st Quarter	$12.56	$9.00	$5.67	$4.36
2nd Quarter	$16.44	$9.70	$5.45	$4.53
3rd Quarter	$15.16	$10.18	$6.57	$4.64
4th Quarter	$15.78	$10.21	$9.55	$6.52

DIVIDENDS

We did not pay cash dividends on our common stock during fiscal years 2017 and 2016.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends.

HOLDERS

As of March 12, 2018, we had approximately 320 stockholders of record of our common stock.

UNREGISTERED SALE OF EQUITY SECURITIES

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, there were no unregistered sales of equity securities by us during the year ended December 31, 2017.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2017 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Stockholders (1)	1,014	$9.22	20
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	$-0-	-0-
Total	1,014	$9.22	20

(1)	Consists of the 2009 Equity Plan.
(2)	Our stockholders have previously approved our existing equity compensation plan.

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

Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe reasonable as of the filing date of this Report, they inherently are subject to certain risks and uncertainties.  Additionally, Asure is under no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss:

	2017	2016
Revenues	100.0%	100.0%
Gross margin	76.8	77.2
Selling, general and administrative	62.2	59.2
Research and development	8.2	8.2
Amortization of intangible assets	8.2	6.3
Total operating expenses	78.7	73.7
Total other loss, net	(8.5)	(6.2)
Net loss	(10.5)	(2.7)

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

In January 2017, we closed on the purchase of three strategic acquisitions: Personnel Management Systems, Inc. (“PMSI”), a leading provider of outsourced HR solutions; Corporate Payroll, Inc. -Payroll Division (“CPI”), a leading provider of payroll services; and Payroll Specialties NW, Inc. (“PSNW”), a leading provider of payroll services. We acquired all of the outstanding shares of common stock of PMSI, a Washington corporation. The aggregate consideration for the stock consisted of (i) $3.875 million in cash and (ii) a subordinated promissory note in the principal amount of $1.125 million, subject to adjustment. We also acquired substantially all the assets of CPI, an Ohio corporation, relating to its payroll service bureau business. The aggregate consideration for the assets consisted of (i) $1.5 million in cash, (ii) a subordinated promissory note in the principal amount of $500,000 and (iii) 112,166 shares of our common stock valued at $1.0 million, subject to adjustment. Finally, we acquired substantially all the assets of PSNW, an Oregon corporation. The aggregate consideration for the assets consisted of (i) $3.010 million in cash and (ii) a subordinated promissory note in the principal amount of $600,000, subject to adjustment.

In May 2017, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with iSystems Holdings, LLC, a Delaware limited liability company, and iSystems Intermediate Holdco, Inc., a Delaware corporation (“iSystems”), pursuant to which we acquired 100% of the outstanding equity interests of iSystems for an aggregate purchase price of $55.0 million. The aggregate purchase price consists of (i) $32.0 million in cash, subject to adjustment, (ii) a secured subordinated promissory note (“iSystems Note”) in the principal amount of $5.0 million, subject to adjustment, and (iii) 1,526,332 shares of unregistered common stock valued at $18.0 million based on a volume-weighted average of the closing prices of our common stock during a 90-day period. Based in Vermont, iSystems is a leading national provider of HCM solutions to more than 100 payroll and HR service bureaus, providing Asure with additional cross-sell revenue opportunities and cost synergies.

In May 2017, we also entered into a stock purchase agreement with Compass HRM, Inc. (“Compass”) and the sellers and seller representative named therein, pursuant to which the sellers sold 100% of the outstanding shares of capital stock of Compass to us for an aggregate purchase price of $6.0 million, subject to adjustment. The aggregate purchase price consists of $4.5 million in cash and a subordinated promissory note in the principal amount of $1.5 million, subject to adjustment. Compass is headquartered in Tampa, Florida, and provides cloud-based human resource management software, including payroll, benefits, time and attendance, and performance management.

We completed an underwritten public offering in June 2017. In connection with the public offering, we issued 2,185,000 shares of common stock, including 285,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option, at the public offering price of $13.50 per share. We recognized net proceeds of $27.8 million, after deducting the underwriting discounts and commissions and other estimated offering expenses.

In October 2017, we entered into a stock purchase agreement with Associated Data Services, Inc. (“ADS”) and the sellers and seller representative named therein, pursuant to which the sellers sold 100% of the outstanding shares of capital stock of ADS to us for an aggregate purchase price of $3.4 million, subject to adjustment. The aggregate purchase price consists of $1.8 million in cash; 44,624 shares of Asure Software, Inc. common stock valued at $528,200; and a subordinated promissory note in the principal amount of $1.2 million, subject to adjustment. ADS is a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution based in Birmingham, Alabama.

See Note 4- Acquisitions in the accompanying consolidated financial statements for more information about the acquisitions completed in 2017.

To finance the cash portion of the purchase price for the iSystems and Compass acquisitions in May 2017, we entered into an amended and restated credit agreement (the “Restated Credit Agreement). The Restated Credit Agreement provides for an increase in the aggregate principal amount of total commitments from approximately $32.7 million to $75.0 million. This increase includes an additional term loan commitment of approximately $40.3 million and an additional revolver commitment of $2.0 million.  The term loan consists of a $35.0 million “First Out Loan Obligation” funded by Wells Fargo as administrative agent, and a $35.0 million “Last Out Loan Obligation” funded by Wells Fargo’s syndicate partner, Goldman Sachs. We borrowed $36.5 million to complete the two acquisitions. The Restated Credit Agreement also changes the applicable margin rates for determining the interest rate payable on the loan and our leverage ratio, fixed charge coverage ratio and Trailing Twelve Months recurring revenue requirements. See Note 6- Notes Payable in the accompanying consolidated financial statements for more information about the Restated Credit Agreement.

In January 2018, we completed the following three acquisitions:  TelePayroll, Inc., Pay Systems of America, Inc. and Savers Administrative Services Inc. Each of the acquired companies are leading providers of human resources, payroll and employee benefits services and are licensees of our HCM software platform, Evolution. TelePayroll operates in southern California; Pay Systems of America operates in Tennessee and Iowa; and Savers Administrative Services operates in North Carolina. The total consideration for the three acquisitions was $30.6 million, of which $25.3 million was paid in cash with cash on hand and the remaining portion was paid with a combination of promissory notes and Asure common stock.

See Note 14- Subsequent Events in the accompanying consolidated financial statements for more information about the acquisitions completed in January 2018.

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

Under the continued guidance and direction of our directors and Chief Executive Officer, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully integrate acquired business operations, grow its revenues or achieve profitability and positive cash flows during calendar year 2018.

Operating Segment

We operate as one operating segment. Operating segments are defined as components of an enterprise for which the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance, evaluates separate financial information regularly. During 2017, and over the last few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the human capital management market. Our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Revenue

Our revenue was derived from the following sources (in thousands):

Revenue	2017	2016	Increase (Decrease)%
Cloud revenue	$39,267	$20,606	$18,661	90.6
Hardware revenue	4,703	3,795	908	23.9
Maintenance and support revenue	4,453	4,566	(113)	(2.5)
On premise software license revenue	1,392	2,218	(826)	(37.2)
Professional services revenue	4,627	4,357	270	6.2
Total revenue	$54,442	$35,542	$18,900	53.2

Total revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, as well as complementary hardware devices to enhance our software products. Most product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premise software license revenue as well as installation and services and other professional services revenue.  Revenue mix varies by product.

Our total revenue in 2017 was $54,442 as compared to $35,542 in 2016. Total revenue increased by $18,900, or 53.2%, in 2017 as compared to 2016. Cloud revenue comprised the majority of the increase with an increase of $18,661, or 90.6%. Hardware revenue and professional services revenue also increased, offset by a decrease in on premise software license revenue and a small decrease in maintenance and support revenue.

Cloud revenue increased $18,661, or 90.6%, over 2016. Cloud revenue was $39.3 million in 2017 as compared to $20.6 million in 2016. Overall, we attribute the majority of the increase in cloud revenue to the acquisitions in 2017, which contributed $17.1 million in cloud revenue in 2017, and an increase in Mangrove and organic Asure Software cloud revenue, which increased $635,000 and $1.2 million, respectively over 2016 cloud revenue. iSystems and PMSI contributed $7.4 million and $4.4 million, respectively,  of the $17.1 million in cloud revenue from acquisitions, or 69.3%.

 Hardware revenue increased by $908, or 23.9%, over 2016. This was primarily due to a large sale of hardware as part of a major customer contract we successfully gained in 2017.

Maintenance and support revenue slightly decreased by $113, or 2.5%, over 2016. Maintenance and support revenue was $4.5 million in 2017 as compared to $4.6 million in 2016. This decrease is primarily a result of movements of clients from on premise to on demand, cloud-based solutions and timing of work performed on contracts.

On premise software license revenues decreased $826, or 37.2%, as compared to 2016. On premise software license revenue was $1.4 million in 2017 as compared to $2.2 million in 2016. This decrease is primarily a result of movements of clients from on premise to on demand, cloud-based solutions.

Professional services revenue increased $270, or 6.2%, over 2016. Professional services revenue was $4.6 million in 2017 as compared to $4.4 million in 2016. Professional services revenue increased primarily as a result of the acquisitions of iSystems and PMSI in 2017.

Although our total customer base is widely spread across industries, our sales are concentrated in certain industry sectors, including corporate education, healthcare, government, legal and non-profit.  We continue to target small and medium sized businesses and divisions of larger enterprises in these same industries as prospective customers.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States, Canada and Europe.  Additionally, we have reseller partners in North America, UK, South Africa and Asia Pacific.

In addition to continuing to develop our workforce and Agile Workplace management solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based Agile Workplace technologies. Our March 2016 acquisitions from Mangrove enable us to enter into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line. With respect to the three acquisitions closed in January 2017, PSNW and CPI are top regional service bureaus that resell our HCM products (formerly Mangrove) and integrate seamlessly into our business, while PMSI is a leading HCM service company that expands our solution, service, and implementation capabilities. Our May 2017 acquisition of iSystems, a leading national provider of HCM solutions, provides us with additional cross-sell revenue opportunities and cost synergies and our May 2017 acquisition of Compass HRM, an existing reseller of our HCM offerings, provides us with a regional HR and payroll service bureau in the Southeast. Our October 2017 acquisition of  ADS, a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution, was consistent with our vision to deliver a unified SaaS-based HCM platform and workplace solutions to support an evolving mobile workforce.

Gross Margin

Consolidated gross margin was $41.8 million in 2017 and $27.4 million in 2016, an increase of $14.4 million, or 52.5%.  Gross margin as a percentage of revenues was 76.8% for 2017 and 77.2% for 2016. Gross margin increased in line with the increase in total revenue.

Our cost of sales relates primarily to direct product costs, compensation and related consulting expenses, hardware expenses, facilities and related expenses and the amortization of our purchased software development costs.  These expenses represented approximately 95% of the total cost of sales for 2017 and 93% for 2016. These expenses increased by approximately $4.5 million, or 59.4%, over 2016. This increase is comprised primarily of increases in salary and benefits expense of $2.9 million, or 74.0%, and an increase in product costs of $1.2 million, or 45.5%, over 2016. We include intangible amortization related to developed and acquired technology within cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $33.9 million in 2017 and $21.0 million in 2016, an increase of $12.8 million, or 61.0%.  SG&A expenses as a percentage of revenues were 62.2% and 59.2% for 2017 and 2016, respectively.

SG&A increased due to a full year of Mangrove expenses and acquisition and integration expenses related to the acquisitions of ADS, CPI, PMSI, PSNW, iSystems and Compass in 2017, as well as increased headcount as we continue to expand and increased selling costs as we focus on expanding recognition of our brand.

We may incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development Expenses

Research and development (“R&D”) expenses were $4.5 million in 2017 and $2.9 million in 2016, an increase of $1.6 million or 53.9%.  R&D expenses as a percentage of revenues were 8.2% and 8.2% for 2017 and 2016, respectively.

The $1.6 million increase is primarily due to an increase in technical resources, including increased headcount, from our acquisition of iSystems in 2017.

Asure successfully executed its 2017 stated R&D goals of platform, co-innovation and mobility development within our product suites via a mix of capital projects and expansion of the core product and engineering resources.  Asure was able to deliver the port to a unified and integrated platform between its AsureHCM and AsureForce products, as well develop enhanced mobile solutions in both its AsureSpace and AsureForce products.  With the acquisition of iSystems and its Evolution product in May 2017, R&D efforts saw the fulfillment of moving the former Payroll centric solution to a fully integrated HCM suite for the SMB market.

Key product highlights include:

•	AsureHCM: Port to integrated Amazon AWS infrastructure; development of Job Board and Application Tracking (ATS) integration; Port of COBRA product set to integrate with AsureHCM platform

•	AsureForce: Phase one move to Amazon AWS infrastructure and expanded HCM integration; New mobile employee self-service product; DIY payroll integration tool

•
AsureSpace: Expanded integration options with Crestron Fusion, Cisco WebEx and Microsoft Exchange; Expanded partnership footprint with additional Digital Workplace hardware vendors utilizing our open API based platform.

•	EvolutionHCM: Previously noted transformation from Payroll to Integration HCM platform

Asure will continue the integration and platform development theme in 2018, again with a mix of capital and core engineering efforts.  Where 2017 focused on the mid-market integration, 2018 will see the same elements of integration with our SMB and Channel product, Evolution, providing a single vendor solution for our channel partners and direct sales alike.  During 2018 Asure will continue to make investments in the mid-market and global solution sets, including a unified reporting solution that provides substantive value to the vision of a single vendor, single platform solution for data and analytics.  Asure sees a continued expansion of the use of this integrated data into future artificial intelligence and business intelligence areas, fulfilling the vision of our People Success Platform to drive the Workplace of the future.

Amortization of Intangible Assets

Amortization expenses in 2017 were $4.5 million, an increase of $2.2 million, or 98.7%, as compared to $2.3 million in 2016.  Amortization expenses as a percentage of revenues were 8.2% and 6.3% for 2017 and 2016, respectively.  This increase is due to the amortization related to our acquisitions in 2017.

Other Income and Loss

Other Loss was $4.6 million for the year ended 2017 as compared to $2.0 million in the year ended 2016.  Other Loss in 2017 and 2016 was primarily comprised of interest expense. The increase is primarily comprised of an increase in interest expense due to the higher debt balances resulting from our Restated Credit Agreement and debt incurred in connection with our acquisitions.

Income Taxes

At December 31, 2017, we had federal net operating loss carryforwards of approximately $130.1 million, Federal R&D credit carryforwards of approximately $5.6 million and alternative minimum tax credit carryforwards of approximately $123,000. The net operating loss and Federal R&D credit carryforwards will expire in varying amounts from 2018 through 2037, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

Income tax expense decreased from $189,000 in 2016 to $96,000 in 2017, a $93,000, or 49.0%, decrease. These figures represent an effective tax rate of 1.7% and 24.1% in 2017 and 2016, respectively. Income tax expense is primarily due to deferred taxes on the amortization of goodwill for tax purposes and the results of foreign operations.

As a result of our various acquisitions in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill. During 2017, we decreased the valuation allowance by approximately $14.7 million due primarily to operations, acquisitions and the impact of changes in tax law.

We consider the undistributed earnings of our foreign subsidiaries permanently reinvested and, accordingly, we have not provided for U.S. federal or state income taxes thereon.

Net Income (Loss)

Net loss was $5.7 million in 2017. Net loss was $972,000 in 2016.  The increase in net loss was $4.8 million, or 488.7%.  Net loss as a percentage of total revenues was 10.5% and 2.7% in 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	At and for the year ended December 31,
	2017	2016
	(in thousands)

Working capital	$17,026	$4,207
Cash, cash equivalents and short-term investments	27,792	12,767
Cash used in operating activities	(36)	(2,012)
Cash used in investing activities	(58,492)	(18,775)
Cash provided by (used in) financing activities	73,541	32,299

Working Capital.  We had working capital of $17.0 million at December 31, 2017, an increase of $12.8 million from $4.2 million at December 31, 2016.  We attribute the increase in our working capital primarily to an increase in cash and cash equivalents of $15.7 million as a result of our June 2017 public stock offering and our May 2017 refinancing of our amended credit agreement, offset by our 2017 acquisitions and net cash used by operations. Accounts receivable also increased $4.1 million due to an increase in revenue, offset by an increase in short term notes payable of $3.4 million. Working capital at December 31, 2017 includes $13.1 million of short term deferred revenue, an increase from short term deferred revenue of $9.3 million at December 31, 2016. Our 2017 acquisitions contributed $1.3 million of current deferred revenue at December 31, 2017. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities.  Cash used in operating activities was $36,000 in 2017 as compared to cash used in operating activities of $2.0 million in 2016. The $36,000 of cash used in operating activities during 2017 was primarily driven by net income (after adjustment for non-cash items) of $1.4 million and an increase in deferred revenue and other liabilities of $2.6 million and $1.6 million, respectively, offset by an increase in accounts receivable and other assets of $4.1 million and $1.3 million, respectively, and a decrease in accounts payable of $254,000. The $2.0 million of cash used in operating activities during 2016 was primarily driven by net income (after adjustment for non-cash items) of $3.2 million and an increase in other liabilities of $466,000, offset by an increase in accounts receivable of $3.4 million, and decreases in deferred revenue and accounts payable of $1.7 million and $1.1 million, respectively.

Investing Activities.  Cash used in investing activities during 2017 was $58.5 million.  The cash used in investing activities in 2017 was primarily comprised of the acquisitions of $45.4 million and the net change in funds held for clients of $10.2 million. Cash used in investing activities during 2016 was $18.8 million.  The cash used in investing activities in 2016 was primarily comprised of the acquisition of Mangrove in the first quarter of 2016 of $12.0 million and the net change in funds held for clients of $6.6 million.

Financing Activities.  Cash provided by financing activities during 2017 was $73.5 million. We recognized net proceeds from the issuance of common stock of $27.8 million in an underwritten public offering in June 2017, as well as incurred $45.8 million of indebtedness in connection with the 2017 acquisitions. This was offset by payments on notes payable of $9.0 million and debt financing fees of $1.4 million.  In connection with the public offering, we issued 2,185,000 shares of common stock, including 285,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option, at the public offering price of $13.50 per share. Cash provided by financing activities during 2016 was $32.3 million. We borrowed $18.4 million, offset by note payable payments of $7.2 million. Our stock issuances through our public stock offering and other stock issuances yielded $15.2 million in proceeds.

Sources of Liquidity.  As of December 31, 2017, Asure’s principal sources of liquidity consisted of approximately $27.8 million of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $5.0 million available for borrowing under our Wells Fargo revolver. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. However, we will need to raise additional capital or incur additional indebtedness to grow our existing software operations and to seek additional strategic acquisitions in the near future.

Subsequent to December 31, 2017, we used $25.3 million of cash on hand to fund the three acquisitions completed in January 2018. In addition, we have subordinated note payables in the aggregate principal amounts of $2.2 million that become due on April 30, 2018 and $2.8 million due May 25, 2018. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

Our management team is focused on growing our existing software operations and is also seeking additional strategic acquisitions for the near future. At present, we plan to fund any future acquisition with existing cash and cash equivalents, cash generated from future operations, funds under credit facilities, and cash generated from the issuance of equity or debt securities.

Shelf Registration

In June 2016, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to sell from time to time up to $30.0 million of our common stock, preferred stock, warrants, debt securities, subscription rights and units. In July 2016, the shelf registration statement was declared effective by the SEC. Under this shelf registration statement, in December 2016 we completed an underwritten public offering of 1,949,250 shares of common stock at the public offering price of $8.00 per share, which includes 254,250 shares sold pursuant to the underwriters’ full exercise of their over-allotment option. We received net proceeds of approximately $14.4 million, after deducting the underwriting discounts and commissions and other estimated offering expenses.

 In February 2017, we filed a shelf registration statement on Form S-3 with the SEC to sell, from time to time, in one or more offerings, up to $75.0 million of our common stock, preferred stock, warrants, debt securities, subscription rights, and units. In April 2017, the shelf registration statement was declared effective by the SEC. Under this shelf registration statement, in June 2017 we completed an underwritten public offering of 2,185,000 shares of common stock at the public offering price of $13.50 per share, which includes 285,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. We recognized net proceeds of $27.8 million, after deducting the underwriting discounts and commissions and other estimated offering expenses.

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

The Credit Agreement provided for a term loan in the amount of $15.0 million maturing in March 2019 and a revolving loan commitment in the aggregate amount of up to $3.0 million. The outstanding principal amount of the revolving loan is due and payable in March 2019. Additionally, the Credit Agreement provided for a $10.0 million uncommitted incremental term loan facility to support permitted acquisitions.

In March 2017, we amended our Credit Agreement to, among other things, obtain an additional term loan in the amount of $5.0 million. In the first quarter of 2017, we used the proceeds of the additional term loan to repay a portion of all amounts outstanding under the secured subordinated note we issued in connection with the Mangrove acquisition.

In May 2017, we entered into an amended and restated credit agreement (the “Restated Credit Agreement”) with Wells Fargo Bank, N. A., as administrative agent, and the lenders that are parties thereto, amending and restating the terms of the Credit Agreement dated as of March 2014, as amended.

The Restated Credit Agreement provides for an increase in the aggregate principal amount of total commitments from approximately $32.7 million to $75.0 million. This increase includes an additional term loan commitment of approximately $40.3 million and an additional revolver commitment of $2.0 million.  The term loan consists of a $35.0 million “First Out Loan Obligation” funded by Wells Fargo as administrative agent, and a $35.0 million “Last Out Loan Obligation” funded by Wells Fargo’s syndicate partner, Goldman Sachs. As of December 31, 2017 and 2016, $0 was outstanding and $5.0 million and $3.0 million, respectively, were available for borrowing under the revolver. As of December 31, 2017 and 2016, $68.25 million and $24.7 million, respectively, were outstanding under the term loan.

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

The outstanding principal amount of the term loan is payable in equal installments of $875,000 beginning on September 30, 2017 and the last day of each fiscal quarter thereafter. The outstanding principal balance and all accrued and unpaid interest on the term loan is due on May 25, 2022.

The Restated Credit Agreement also:

•                  amends our leverage ratio covenant to increase the maximum ratio to 5.75:1 at June 30, 2017, stepping down to 3.25:1 at June 30, 2020 and each quarter-end thereafter;

•                  amends our fixed charge coverage ratio to be not less than 1.35:1 at June 30, 2017 and September 30, 2017, not less than 1.45:1 at December 31, 2017, and not less than 1.50:1 beginning with the quarter ending March 31, 2018 and each quarter-end thereafter; and

•                  adds a Trailing Twelve Months (“TTM”) recurring revenue covenant, requiring software-as-a-service, hardware-as-a-service and cloud subscription and maintenance support revenues to be at least $41.0 million at June 30, 2017 and stepping up to $60.5 million at June 30, 2022 and each quarter-end thereafter.

The Restated Credit Agreement contains customary affirmative and negative covenants, including, among others, limitations with respect to debt, liens, fundamental changes, sale of assets, prepayment of debt, investments, dividends and transactions with affiliates.

As of December 31, 2017, we were in compliance with all covenants and all payments remain current under the Restated Credit Agreement. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or as we expect to generate from the ordinary course of operations over the next twelve months.

See Note 6 - Notes Payable in the accompanying consolidated financial statements for more information about the Credit Agreement and Guaranty and Security Agreement.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We will need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with our available cash on hand or anticipated for receipt in the ordinary course of operations.

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

We believe the following are our critical accounting policies:

Revenue Recognition

Our revenues consist of software-as-a-service (“SaaS”) offerings, time-based software subscriptions, and perpetual software license sale arrangements that also, typically, include hardware, maintenance/support and professional services elements.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.    Software and software-related elements are recognized in accordance with Accounting Standards Codification (“ASC”) 985-605 Software Revenue Recognition.   In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled and is effective date for fiscal years beginning after December 15, 2017. See Note 2 – Significant Account Policies in the accompanying consolidated financial statements for more detail on the estimated impact of this accounting pronouncement. Non-software revenue elements are recognized in accordance with ASC 605-25 Revenue Recognition Multiple-Element Arrangements.  Since we currently offer our software solutions under either a perpetual license, time-based subscription or SaaS model, revenue recognition timing varies based on which form of software rights the customer purchases.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill for the periods presented. See Notes 4 and 5 in the accompanying consolidated financial statements for additional information regarding goodwill.

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

See Note 2 – Significant Account Policies in the accompanying consolidated financial statements for more information about Recent Accounting Pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including U.S. treasury securities and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Items 15(a)(1) and (2) of Part IV of this Report (Exhibits, Financial Statement Schedules).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Asure Software, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Asure Software Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended of the Company and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded its wholly owned direct and indirect subsidiaries, iSystems Intermediate HoldCo, Inc., iSystems LLC, evoPro Solutions, Inc., Compass HRM, Inc. and Associated Data Services, Inc., from its assessment of internal control over financial reporting as of December 31, 2017 because these entities were acquired by the Company in purchase business combinations during 2017. We have also excluded iSystems Intermediate HoldCo, Inc., iSystems LLC, evoPro Solutions, Inc., Compass HRM, Inc. and Associated Data Services, Inc. from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 39.5% and 18.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP
Marcum LLP

Irvine, California
 March 16, 2018

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)  (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Marcum LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Management has excluded its wholly owned direct and indirect subsidiaries, iSystems Intermediate HoldCo, Inc., iSystems LLC, evoPro Solutions, Inc., Compass HRM, Inc. and Associated Data Services, Inc., from its assessment of internal control over financial reporting as of December 31, 2017 because these entities were acquired by us in purchase business combinations during 2017. These subsidiaries’ combined total assets and total revenues represent approximately 39.5% and 18.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Asure Software, Inc.’s internal control over financial reporting as of December 31, 2017 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting included in this report, which is incorporated herein by reference.
There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2018 annual meeting of shareholders.

The following table sets forth information regarding our current executive officers as of March 16, 2018:

Name	Age	Position
Patrick Goepel	55	Chief Executive Officer
Joe Karbowski	50	Chief Operating Officer/Chief Technical Officer
Eyal Goldstein	42	Chief Revenue Officer
Kelyn Brannon	59	Chief Financial Officer

Patrick Goepel was elected to our Board of Directors in August 2009.  He was subsequently appointed as Interim Chief Executive Officer on September 15, 2009 and became Chief Executive Officer as of January 1, 2010.  Prior to joining Asure, he served as Chief Operating Officer of Patersons Global Payroll. Previously, he was the President and Chief Executive Officer of Fidelity Investment’s Human Resource Services Division from 2006 to 2008; President and Chief Executive Officer of Advantec from 2005 to 2006; and Executive Vice President of Business Development and US Operations at Ceridian from 1994 to 2005. A former board member of iEmployee, Mr. Goepel currently serves on the board of directors of APPD Investments and SafeGuard World International.

Joe Karbowski was promoted to Chief Operating Officer and Chief Technical Officer in September 2016. He joined Asure in 2012 when we acquired PeopleCube, where he also served as Chief Technical Officer, evolving it from a startup he co-founded in 1999 to be a leader in the Agile Workplace market. With more than 25 years of experience in building commercial software companies, he is a featured speaker and has published numerous articles on software development techniques and methodologies. Joe earned a Bachelor of Science degree in Computer Science from Michigan Technological University, Houghton.

Eyal Goldstein joined Asure as Chief Revenue Officer in December 2016. Prior to joining Asure, Mr. Goldstein served as Chief Revenue Officer of Insight Venture Partner’s FilmTrack, a global rights management platform, from 2013-2016. He previously served as Executive Vice President of DAZ Systems, prior to DAZ he was Regional Vice President at Oracle Corp. and also served as Vice President at Ceridian Corporation. Mr. Goldstein earned a Bachelor’s degree in English from University of Nevada, Las Vegas.

Kelyn Brannon joined Asure as Chief Financial Officer in October 2017. Prior to joining Asure, Ms. Brannon held positions as a CFO as well as a CEO at several leading enterprises, including Amazon, Calypso Technology, Calix, and most recently, Arista Networks, where she served as CFO from 2013-2015. Brannon also held senior finance positions at Sun Microsystems, Lexmark International, and Ernst & Young, and is a member of the American Institute of Certified Public Accountants. Ms. Brannon earned a Bachelor’s degree in Political Science from Murray State University.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2018 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2018 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2018 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2018 annual meeting of shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statements Schedules

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

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

2.5
Stock Purchase Agreement, dated March 18, 2016, by and among Asure Software, Inc., Mangrove Employer Services, Inc., the Persons listed thereto, and Richard S. Cangemi, as Stockholder Representative (20)

3.1	Restated Certificate of Incorporation (5)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (6)

3.3	(Second) Certificate of Amendment to the Restated Certificate of Incorporation (7)

3.4	Certificate of Amendment to the Certificate of Incorporation (8)

3.5	Restated Certificate of Incorporation (9)

3.6	Amended and Restated Bylaws (10)

3.7	Bylaw Amendment (11)

4.1	Specimen Certificate for the Common Stock (12)

4.2	Amended and Restated Rights Agreement, dated as of October 28, 2009 between Asure Software, Inc. and American Stock Transfer & Trust Company (13)

4.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock (13)

4.4	Form of Rights Certificate (13)

4.5	Registration Rights Agreement (1)

4.6	Amended and Restated Registration Rights Agreement dated March 10, 2012 (14)

4.7	Promissory Note dated October 2011 issued in connection with acquisition of certain assets from ADI Time, LLC (2)

4.8	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (2)

4.9	Stock Option Agreement for Patrick Goepel (2)

4.10	Secured Subordinated Promissory Note in the principal amount of $5,000,000 dated May 25, 2017 from Asure Software, Inc. to iSystems Holdings, LLC (25)

4.11	Subordinated Promissory Note in the principal amount of $1,500,000 dated May 25, 2017 from Asure Software, Inc. to Jonathan Gibbons, as Sellers’ Representative (25)

10.1†	2009 Equity Plan, amended as of June 26, 2012 (15)

10.2†	Amendment No. 3 to 2009 Equity Plan (15)

10.3†	Form of Option Agreement under the 2009 Equity Plan (15)

10.4†	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (16)

10.5†	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (2)

10.6†	Employment Letter with Steve Rodriguez, dated as of August 15, 2011 (2)

10.7	Fourth Amendment to Lease Agreement with WB One & Two LTD (17)

10.8	Lease Agreement to Premises located at 200 Crossings Boulevard, Warwick, Rhode Island (2)

10.9	Sixth Amendment to Lease Agreement with Wild Basin I & II Investors, LP (2)

10.10	Form of Common Stock Purchase Agreement dated as of May 30, 2013 (18)

10.11
Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties thereto as the Lenders, and Asure Software, Inc., as Borrower, Dated as of March 20, 2014 (19)

10.12	Guaranty and Security Agreement between Asure Software, Inc. and Wells Fargo Bank, National Association, dated March 20, 2014 (19)

10.13	Asset Purchase Agreement dated March 18, 2016 by and between Mangrove COBRASource, Inc. and Asure COBRAsource, LLC (20)

10.14
Amendment Number Five to Credit Agreement, dated as of March 21, 2016, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party thereto, and Asure Software, Inc. (20)

10.15
Secured Subordinated Promissory Note, dated March 18, 2016, by and among Asure Software, Inc., Richard S. Cangemi, as Stockholder Representative and attorney-in-fact for Richard S. Cangemi and Paul D. Zugay, as Principal Shareholders (21)

10.16	Employee Stock Purchase Plan (22)

10.17
Amendment Number Six to Credit Agreement, dated as of March 10, 2017, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party thereto, and Asure Software, Inc. (23)

10.18
Amendment Number Seven to Credit Agreement, dated as of March 20, 2017, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party thereto, and Asure Software, Inc. (24)

10.19	Equity Purchase Agreement, dated as of May 25, 2017, among Asure Software, Inc., iSystems Holdings, LLC and iSystems Intermediate Holdco, Inc. (25)

10.20	Investor Rights Agreement dated as of May 25, 2017 by and between Asure Software, Inc., iSystems Holdings, LLC and each other Person who becomes a party thereto pursuant to Section 13(f) thereof (25)

10.21
Amended and Restated Credit Agreement, dated as of May 25, 2017, by and among the lenders identified on the signature pages thereof, Wells Fargo Bank, National Association, as administrative agent, and Asure Software, Inc. (25)

10.22	Amendment No. 4 to the 2009 Equity Plan (26)

10.23	Letter dated March 20, 2017 from Asure Software, Inc. to Richard S. Cangemi, as Stockholder Representative (11)

10.24†	Form of Indemnification Agreement (27)

10.25†	Executive Change in Control Severance Plan (27)

14	Code of Business Conduct and Ethics (10)

21	Subsidiaries of the Company*

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K

*	Filed herewith

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the SEC on November 14, 2011.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2012.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2004 filed with the SEC on December 15, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2009.

(7)	Incorporated by reference to Appendix C to the Company’s Proxy Statement filed with the SEC on May 23, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2017.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed with the SEC on May 11, 2017.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2012.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2017.

(12)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 13, 2012.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2009.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012.

(15)	Incorporated by reference to the Company’s 2013 Proxy Statement filed with the SEC on April 30, 2013.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on September 28, 2009.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 17, 2010.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2016.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

(22)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-215097) filed with the SEC on December 14, 2016.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 20, 2017.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017.

(26)	Incorporated by reference to the Company’s Proxy Statement filed with the SEC on April 21, 2017.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2017.

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors
of Asure Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Irvine, California
 March 16, 2018

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$27,792	$12,767
Accounts and note receivable, net of allowance for doubtful accounts of $425 and $338 at December 31, 2017 and December 31, 2016, respectively	13,361	8,108
Inventory	509	487
Prepaid expenses and other current assets	2,588	1,256
Total current assets before funds held for clients	44,250	22,618
Funds held for clients	42,328	22,981
Total current assets	86,578	45,599
Property and equipment, net	5,217	1,878
Goodwill	77,348	26,259
Intangible assets, net	33,554	12,048
Other assets	614	39
Total assets	$203,311	$85,823
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$8,895	$5,455
Accounts payable	1,912	1,576
Accrued compensation and benefits	2,477	1,192
Other accrued liabilities	862	936
Deferred revenue	13,078	9,252
Total current liabilities before client fund obligations	27,224	18,411
Client fund obligations	42,328	22,981
Total current liabilities	69,552	41,392
Long-term liabilities:
Deferred revenue	1,125	769
Notes payable, net of current portion and debt issuance cost	66,973	24,581
Other liabilities	1,887	835
Total long-term liabilities	69,985	26,185
Total liabilities	139,537	67,577
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 22,000 and 11,000 shares authorized; 12,876 and 8,901 shares issued, 12,492 and 8,517 shares outstanding at December 31, 2017 and December 31, 2016, respectively	129	89
Treasury stock at cost, 384 shares at December 31, 2017 and December 31, 2016	(5,017)	(5,017)
Additional paid-in capital	346,322	295,044
Accumulated deficit	(277,597)	(271,875)
Accumulated other comprehensive income (loss)	(63)	5
Total stockholders’ equity	63,774	18,246
Total liabilities and stockholders’ equity	$203,311	$85,823

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2017	2016
Revenues:
Cloud revenue	$39,267	$20,606
Hardware revenue	4,703	3,795
Maintenance and support revenue	4,453	4,566
On premise software license revenue	1,392	2,218
Professional services revenue	4,627	4,357
Total revenues	54,442	35,542
Cost of Sales	12,619	8,117
Gross margin	41,823	27,425

Operating expenses
Selling, general and administrative	33,887	21,048
Research and development	4,459	2,897
Amortization of intangible assets	4,477	2,253
Total operating expenses	42,823	26,198

Income (loss) from operations	(1,000)	1,227

Other income (loss)
Interest expense and other	(4,626)	(2,010)
Total other loss, net	(4,626)	(2,010)

Loss from operations before income taxes	(5,626)	(783)
Income tax provision	(96)	(189)
Net loss	$(5,722)	$(972)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(68)	83
Other comprehensive loss	$(5,790)	$(889)

Basic and diluted net loss per share
Basic	$(0.53)	$(0.15)
Diluted	$(0.53)	$(0.15)
Weighted average basic and diluted shares
Basic	10,891,000	6,533,000
Diluted	10,891,000	6,533,000

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common	Common		Additional		Other	Total
	Stock	Stock	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Stock	Capital	Deficit	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2015	6,290	$67	$(5,017)	$279,649	$(270,903)	$(78)	$3,718
Share based compensation				226			226
Stock issued upon option exercise	278	3		741			744
Stock issued, net of issuance cost	1,949	19		14,428			14,447
Net loss					(972)		(972)
Other comprehensive income						83	83
BALANCE AT DECEMBER 31, 2016	8,517	$89	(5,017)	295,044	(271,875)	5	18,246
Share based compensation				593			593
Stock issued upon option exercise	80	-		445			445
Stock issued, net of issuance cost	3,895	40		50,240			50,280
Net loss					(5,722)		(5,722)
Other comprehensive income						(68)	(68)
BALANCE AT DECEMBER 31, 2017	12,492	$129	$(5,017)	$346,322	$(277,597)	$(63)	$63,774

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,722)	$(972)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,058	3,613
Provision for doubtful accounts	495	265
Share-based compensation	593	226
Other	-	94
Changes in operating assets and liabilities:
Accounts receivable	(4,096)	(3,401)
Inventory	(17)	297
Prepaid expenses and other assets	(1,325)	233
Accounts payable	(254)	(1,104)
Accrued expenses and other long-term obligations	1,589	466
Deferred revenue	2,643	(1,729)
Net cash used in operating activities	(36)	(2,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(45,390)	(12,000)
Purchases of property and equipment	(1,400)	(436)
Software capitalization costs	(1,658)	-
Collection of note receivable	-	223
Restricted cash	200	-
Net change in funds held for clients	(10,244)	(6,562)
Net cash used in investing activities	(58,492)	(18,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	45,777	18,413
Payments on notes payable	(8,973)	(7,233)
Debt financing fees	(1,433)	(438)
Payments on capital leases	(131)	(197)
Net proceeds from issuance of common stock	28,002	15,192
Net change in client fund obligations	10,299	6,562
Net cash provided by financing activities	73,541	32,299

Effect of foreign exchange rates	12	97

Net increase (decrease) in cash and cash equivalents	15,025	11,609
Cash and cash equivalents at beginning of period	12,767	1,158
Cash and cash equivalents at end of period	$27,792	$12,767

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$3,466	$1,415
Income taxes	23	-
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	9,193	6,000
Equity issued in connection with acquisitions	22,353	-

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 1 - THE COMPANY

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based software-as-a-service (“SaaS”) time and labor management and Agile Workplace management solutions that enable organizations to manage their office environments as well as their human resource and payroll processes effectively and efficiently. We develop, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Tampa, Florida, Traverse City, Michigan, Burlington, Vermont, and London, United Kingdom.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles and has included the accounts of its wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. We have made certain reclassifications to the prior year’s consolidated financial statements to conform to the current year presentation.

SEGMENTS

The chief operating decision maker is Asure’s Chief Executive Officer who reviews financial information presented on a company-wide basis.  Accordingly, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, we determined that it has a single reporting segment and operating unit structure.

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions its management believes reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2017, we were not party to any pending legal proceedings.

LIQUIDITY AND GOING CONCERN

As of December 31, 2017, our principal sources of liquidity consisted of approximately $27,792 of cash and cash equivalents, future cash generated from operations and $5,000 available for borrowing under our Wells Fargo revolver discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from the issuance of the consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

In February 2017, we filed a shelf registration statement on Form S-3 with the SEC to sell, from time to time, in one or more offerings, up to $75,000 of our common stock, preferred stock, warrants, debt securities, subscription rights, and units. In April 2017, the shelf registration statement was declared effective by the SEC. Under this shelf registration statement, in June 2017 we completed an underwritten public offering of 2,185,000 shares of common stock at the public offering price of $13.50 per share, which includes 285,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. We recognized net proceeds of $27,800, after deducting the underwriting discounts and commissions and other estimated offering expenses.

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

As of December 31, 2017, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

Management is focused on growing our existing product offering, as well as our customer base, to increase our recurring revenues. We have made and will continue to explore additional strategic acquisitions. We expect to fund any future acquisitions with equity, available cash, future cash from operations, or debt from outside sources.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We will need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. In our evaluation of the Company’s ability to continue as a going concern in accordance with ASU 2014-15, we have considered factors such as the Company’s historical and forecasted results of operations and cash flows from operations, and we believe that substantial doubt regarding the Company’s ability to continue as a going concern is not probable. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months from the issuance of these consolidated financial statements and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations.

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

Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the consolidated balance sheets at the time that the Company impounds funds from clients.  The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client fund obligations as a current liability on the consolidated balance sheets totaling $42,328 and $22,981 as of December 31, 2017 and December 31, 2016, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying client funds obligations.  The Company has reported cash flows related to purchases, sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the statements of consolidated cash flows.  The Company has reported cash flows related to client fund investments with original maturities of ninety days or less on a net basis within the net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client fund obligations in the investing section of the statements of consolidated cash flows.  The Company has reported cash flows related to cash received from and paid on behalf of clients on a net basis within the net increase in client fund obligations in the financing activities section of the statements of consolidated cash flows.

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

We review potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term, which is usually net thirty days.  If we receive reasonable assurance of payment and know of no barriers to legally enforce the payment obligation, we may extend credit to customers. We place accounts on “Credit Hold” if a placed order exceeds the credit limit or sooner if circumstances warrant.  We follow our credit policy consistently and routinely monitor our delinquent accounts for indications of uncollectability.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers.  We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit-worthiness and age of receivable balances.  Our bad debts have not been material and have been within management expectations.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2015	$145
Provision for doubtful accounts receivable	265
Write-off of uncollectible accounts receivable	(72)
Balance at December 31, 2016	$338
Provision for doubtful accounts receivable	495
Write-off of uncollectible accounts receivable	(408)
Balance at December 31, 2017	$425

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. Inventory includes purchased LCD panels and a full range of biometric and card recognition clocks that we sell as part of our workforce and workspace management solutions.  We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

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

BUSINESS COMBINATIONS

We have accounted for our acquisitions using the acquisition method of accounting based on ASC 805—Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date we obtain control. We have determined the fair value of assets acquired and liabilities assumed based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. While we have used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, we record any subsequent adjustments to our consolidated statements of comprehensive loss.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, by first assessing qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test should be used to identify any potential impairment and measure an impairment loss, if any. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. We tested goodwill using the qualitative factors during 2017 and 2016. There has been no impairment of goodwill for the periods presented. See Notes 4 and 5 for additional information regarding goodwill. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented. See Note 5 – Goodwill and Other Intangible Assets for additional information regarding intangible assets.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 350, we review and evaluates our long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover their net book value.  When such factors and circumstances exist, we compare the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, we estimate the fair values of those assets by discounting the projected cash flows.  We record any excess of the carrying amounts over the fair values as impairments in that fiscal period.  We have identified no impairment of long-lived assets during any of the periods presented.

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

ADVERTISING COSTS

We expense advertising costs as we incur them.  Advertising expenses were $65 and $109 for 2017 and 2016, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

LEASE OBLIGATIONS

We recognize its lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, we charge the total amount of base rentals over the term of our leases to expense on a straight-line method, recording the amount of rental expense in excess of lease payments as a deferred rent liability. As of December 31, 2017 and 2016, we had $125 and $0 deferred rent liabilities. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. As of December 31, 2017 and 2016, we had $24 and $163 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Accordingly, we translate the assets and liabilities of these foreign subsidiaries at current exchange rates at each balance sheet date. We record translation adjustments arising from the translation of net assets located outside of the United States into United States dollars in accumulated other comprehensive loss as a separate component of stockholders’ equity. We translate income and expenses from the foreign subsidiaries using monthly average exchange rates. We include net gains and losses resulting from foreign exchange transactions in other income and expenses, which were not significant in 2017and 2016.

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

SHARE BASED COMPENSATION

We adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  We estimate the fair value of each award granted from our stock option plan at the date of grant using the Black-Scholes option pricing model. During 2017 and 2016, we granted 575,000 and 454,000 stock options, respectively.

As of December 31, 2017, we expect to recognize $1,362 of unrecognized compensation costs related to non-vested option grants over the course of the following three years.

We issued 80,000 shares of common stock related to exercises of stock options granted from our stock option plan for 2017 and 278,000 shares in 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” which eliminates the diversity in practice related to eight cash flow classification issues.  This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.  The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the change in restricted cash or cash equivalents to be included with other changes in cash and cash equivalents in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting,” which clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. ASU 2017-09 requires modification accounting only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, respectively:

		Fair Value Measure at December 31, 2017
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$27,792	$27,792	$-	$-
Total	$27,792	$27,792	$-	$-

		Fair Value Measure at December 31, 2016
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$12,767	$12,767	$-	$-
Total	$12,767	$12,767	$-	$-

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

Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability of achieving each outcome. Management estimates probabilities and then applies them to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios. The Company retained a third party expert to assist in determining the value of the contingent consideration as of December 31, 2016.

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

Our line of credit and notes payable, including current portion, as of December 31, 2017, had a carrying value of $78,097.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 4 - ACQUISITIONS

2017 Acquisitions

In January 2017, we closed three strategic acquisitions: Personnel Management Systems, Inc., a provider of outsourced HR solutions; Corporate Payroll, Inc. (Payroll Division), a provider of payroll services; and Payroll Specialties NW, Inc., a provider of payroll services.

In May 2017, we closed two strategic acquisitions: iSystems Internediate HoldCo, Inc. (“iSystems”), and Compass HRM. iSystems, through its flagship product, Evolution HCM, offers payroll, tax management and HR software combined with comprehensive back-end service bureau tools to service providers across the United States. Tampa-based Compass HRM is a current reseller of our HCM offering (formerly Mangrove), which provides human resources solutions that enhance organizations, people, and profits through payroll and HR solutions. The acquisition of Compass HRM expands our reach in the Southeast, particularly Florida.

In October 2017, we acquired Associated Data Services (“ADS”). ADS, based in Birmingham, Alabama, is a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution.

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

Stock Purchase Agreement

In October 2017, we entered into a stock purchase agreement (the “ADS Stock Purchase Agreement”) with Associated Data Services (“ADS”) and the sellers and seller representative named therein, pursuant to which the sellers sold 100% of the outstanding shares of capital stock of ADS to us for an aggregate purchase price of $3,400, subject to adjustment as provided in the ADS Stock Purchase Agreement. The aggregate purchase price consists of $1,778 in cash; 44,624 shares of common stock in Asure Software, Inc. estimated to have a fair value of $528,200;  and a subordinated promissory note (“ADS Note”) in the principal amount of $1,122, subject to adjustment. The ADS Note bears interest at an annual rate of 2.0% and matures on October 1, 2019. The ADS Note is payable in two annual installments of $370 and $752 on the anniversary of the closing date, subject to adjustment. ADS is a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution, based in Birmingham, Alabama.

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

We recorded the transactions using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $26,408 of intangible assets subject to amortization consist of $23,085 allocated to Customer Relationships, $1,621 for Trade Names, $1,010 for Developed Technology, and $692 for Noncompete Agreements.  To value the Trade Names, we employed the relief from royalty method under the market approach. For the Noncompete Agreements, we employed a form of the income approach which analyzes the Company’s profitability with these assets in place, in contrast to the Company’s profitability without them. For the Customer Relationships and Developed Technology, we employed a form of the excess earnings method, which is a form of the income approach. The discount rate used in valuing these assets ranged from 14.0% to 17.0%, which reflects the risk associated with the intangible assets related to the other assets and the overall business operations to us. We estimated the fair values of the Trade Names using the relief from royalty method based upon a 1.0% to 1.7% royalty rate.

We believe significant synergies are expected to arise from these strategic acquisitions. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be deductible for tax purposes.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

We based the allocations on fair values at the date of acquisition:

Assets Acquired	CPI	PMSI	PSNW	iSystems	Compass	ADS	Total
Cash & cash equivalents	$126	131	53	211	207	124	$852
Accounts receivable	22	347	111	951	241	-	1,672
Restricted cash	-	-	-	200	-	-	200
Fixed assets	-	130	7	681	38	4	860
Other assets	-	17	17	699	33	1	767
Funds held for clients	2,809	-	6,294	-	-	5,091	9,103
Goodwill	1,190	2,289	1,579	42,253	2,049	1,450	50,810
Intangibles	1,563	2,646	1,879	15,070	3,470	1,780	26,408
Total assets acquired	$5,710	5,560	9,940	60,065	6,038	8,450	$90,672

Liabilities assumed
Accounts payable	51	19	28	392	65	18	573
Accrued other liabilities	-	191	40	791	45	6	1,073
Deferred revenue	-	370	-	1,073	-	-	1,443
Client fund obligations	2,754	-	6,294	-	-	5,091	9,048
Total liabilities assumed	2,805	580	6,362	2,256	110	5,115	12,137

Net assets acquired	$2,905	4,980	3,578	57,809	5,928	3,335	$78,535

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	CPI	PMSI	PSNW	iSystems	Compass	ADS	Total
Purchase price	$3,000	5,000	3,610	55,000	6,000	3,400	$76,010
Working capital adjustment	-	42	-	202	81	-	325
Adjustment to fair value of Asure’s stock issued	(54)	-	-	2,880	-	28	2,854
Debt discount	(41)	(62)	(32)	(273)	(153)	(93)	(654)
Fair value of net assets acquired	$2,905	4,980	3,578	57,809	5,928	3,335	$78,535

Transaction costs for the 2017 acquisitions were $3,112 and were expensed as incurred and included in selling, general and administrative expenses.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operations for the twelve months ended December 31, 2017 and 2016 gives effect to the acquisitions of Mangrove, PMSI, iSystems, Compass, and ADS and the acquisition of the assets of COBRAsource, PSNW and CPI as if we had completed them on January 1, 2016. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as January 1, 2016, nor is it indicative of future consolidated results of operations.

	FOR THE YEAR	FOR THE YEAR
	ENDED DECEMBER 31,	ENDED DECEMBER 31,
	2017	2016
Revenues	$62,393	$61,412
Net income (loss)	$(4,693)	$(5,612)
Net income (loss) per common share:
Basic and diluted	$(0.40)	$(0.68)

Weighted average shares outstanding:
Basic	11,639	8,216
Diluted	11,639	8,216

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

We accounted for its historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Our goodwill relates to the following acquisitions: ADI and Legiant in 2011, PeopleCube in 2012, FotoPunch and Roomtag in 2014, Mangrove in 2016, PMSI, CPI and PSNW in January 2017, iSystems and Compass in May 2017, and ADS in October 2017.

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

Balance at December 31, 2016	$26,259
Goodwill recognized upon acquisitions of PMSI, CPI, PSNW, iSystems, Compass, and ADS	50,810
Adjustment to Goodwill associated with acquisition of Mangrove	272
Foreign exchange adjustment to goodwill	7
Balance at December 31, 2017	$77,348

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2017 and 2016 are as follows:

		December 31, 2017
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.7	$11,925	$(5,010)	$6,915
Customer Relationships	9.5	37,096	(13,142)	23,954
Reseller Relationships	7.0	853	(761)	92
Trade Names	10.4	2,915	(884)	2,031
Noncompete Agreements	6.1	692	(130)	562
	8.8	$53,481	$(19,927)	$33,554

		December 31, 2016
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	12.7	$10,915	$(3,408)	$7,507
Customer Relationships	7.3	14,011	(10,270)	3,741
Reseller Relationships	7	853	(640)	213
Trade Names	14.5	1,294	(707)	587
	9.8	$27,073	$(15,025)	$12,048

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses were $4,477 and $2,253 for 2017 and 2016, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $453 and $425 for 2017 and 2016, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2017:

Calendar Years
2018	$5,474
2019	4,760
2020	3,925
2021	3,593
2022	3,501
Thereafter	12,301
Subtotal	$33,554

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of December 31, 2017	Balance as of December 31, 2016
Subordinated Notes Payable- Mangrove acquisition	3/18/2018	3.50%	$-	$6,000
Subordinated Notes Payable- PMSI acquisition	4/30/2018	2.00%	1,125	-
Subordinated Notes Payable- CPI acquisition	4/30/2018	-%	500	-
Subordinated Notes Payable- PSNW acquisition	4/30/2018	2.00%	600	-
Subordinated Notes Payable- iSystems acquisition	5/25/2019	3.50%	5,000	-
Subordinated Notes Payable- Compass acquisition	5/25/2022	2.00%	1,500	-
Subordinated Notes Payable- ADS acquisition	10/1/2019	2.00%	1,122	-
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	9.53%	34,125	-
Term Loan - Wells Fargo	5/25/2022	4.53%	34,125	24,715
Total Notes Payable			$78,097	$30,715
Short-term notes payable			$8,895	$5,455
Long-term notes payable			$69,202	$25,260

On January 1, 2016, we adopted ASU 2015-03 for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 was the classification of all deferred financing costs as a deduction to corresponding debt in addition to the reclassification of deferred financing costs in other current and long-term assets to short and long-term notes payable. The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at December 31, 2017	Debt Issuance Costs	Net Notes Payable at December 31, 2017
Notes payable, current portion	$8,895	$-	$8,895
Notes payable, net of current portion	69,202	(2,229)	66,973
Total Notes Payable	$78,097	$(2,229)	$75,868

Notes Payable	Gross Notes Payable at December 31, 2016	Debt Issuance Costs	Net Notes Payable at December 31, 2016
Notes payable, current portion	$5,455	$-	$5,455
Notes payable, net of current portion	25,260	(679)	24,581
Total Notes Payable	$30,715	$(679)	$30,036

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2018	$8,895
December 31, 2019	7,052
December 31, 2020	3,800
December 31, 2021	3,800
December 31, 2022	54,550
Gross Notes Payable	$78,097

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

In October 2017, the seller of PSNW became an employee of Asure Software, Inc. As of December 31, 2017, the principal amount of $600 is due to the seller, who is currently an employee.

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

In May 2017, the seller of Compass became an employee of Asure Software, Inc. As of December 31, 2017, the principal amount of $1,500 is due to the seller, who is currently an employee.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Subordinated Notes Payable- ADS Acquisition

In October 2017, we acquired 100% of the outstanding shares of capital stock of Associated Data Services (“ADS”). ADS, based in Birmingham, Alabama, is a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution. The aggregate purchase price consists of $1,778 in cash; 44,624 shares of Asure Software, Inc. common stock valued at $400; and a subordinated promissory note (“ADS Note”) in the principal amount of $1,122, subject to adjustment.  The ADS Note bears interest at an annual rate of 2.0% and matures on October 1, 2019. The ADS Note is payable in two annual installments of $370 and $752 on the anniversary of the closing date, subject to adjustment.

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

The Restated Credit Agreement provides for an increase in the aggregate principal amount of total commitments from approximately $32,714 to $75,000. This increase includes an additional term loan commitment of approximately $40,286 and an additional revolver commitment of $2,000.  As of December 31, 2017 and December 31, 2016, $0 was outstanding and $5,000 and $3,000, respectively, were available for borrowing under the revolver. The term loan consists of a $35,000 “First Out Loan Obligation” funded by Wells Fargo as administrative agent, and a $35,000 “Last Out Loan Obligation” funded by Wells Fargo’s syndicate partner, Goldman Sachs.

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

As of December 31, 2017, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives as of December 31, 2017 and 2016 are composed of the following:

	December 31,
	2017	2016

Software: 3-5 years	$7,436	$7,090
Furniture and equipment: 2-5 years	7,918	7,087
Internal support equipment: 2-4 years	696	696
Capital leases: lease term or life of the asset	178	178
Leasehold improvements: shorter of the lease term or life of the improvement	3,813	2,610
Software development costs	2,062	-
	22,103	17,661
Less accumulated depreciation and amortization	(16,886)	(15,783)
	$5,217	$1,878

We record the amortization of our capital leases as depreciation expense on our Consolidated Statements of Comprehensive Loss. Depreciation and amortization expenses relating to property and equipment were approximately $1,128 and $935 for 2017 and 2016, respectively.

As part of the acquisitions of Mangrove and iSystems in 2016 and 2017, we acquired software development costs. We continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”).We follow the guidance of ASC 350-40, Intangibles- Goodwill and Other- Internal Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the year ended December 31, 2017 and 2016, we capitalized $2,062 and $258 of software development costs, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 8 - STOCKHOLDERS’ EQUITY

SHELF REGISTRATION

In February 2017, we filed a shelf registration statement on Form S-3 with the SEC to sell, from time to time, in one or more offerings, up to $75,000,000 of our common stock, preferred stock, warrants, debt securities, subscription rights, and units. In April 2017 the shelf registration statement was declared effective by the SEC. Under this shelf registration statement, we completed an underwritten public offering in June 2017. In connection with the public offering, we issued 2,185,000 shares of common stock, including 285,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option, at the public offering price of $13.50 per share. Net proceeds from the issuance of common stock was $27,800.

SHARE REPURCHASE PROGRAM

Pursuant to our stock repurchase plan, we may repurchase up to 450,000 shares of our common stock.  We have repurchased a total of 384,000 shares for approximately $5,000 over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on our cash position, market conditions, financial covenants and other factors.  While the program remains in place, we did not repurchase any shares during 2017 or 2016.

STOCK AND STOCK OPTION PLANS

We have one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with the date of grant.  Our shareholders approved an amendment to the 2009 Plan in June 2017 to increase the number of shares reserved under the plan from 1,400,000 to 1,700,000. We have 1,014,000 options granted and outstanding pursuant to the 2009 Plan as of December 31, 2017.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $593 and $226 for 2017 and 2016, respectively.

The following table summarizes the assumptions used to develop their fair value for 2017 and 2016:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	1.60%	.97%
Expected volatility	.41	0.38
Expected life in years	3.69	3.44
Dividend yield	-	-

As of December 31, 2017, we reserved shares of common stock for future issuance as follows:

Options outstanding	1,014,000
Options available for future grant	20,000
Shares reserved	1,034,000

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes activity under all Plans during 2017 and 2016.

	Year Ended December 31, 2017		Year Ended December 31, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	614,000	$6.47	640,000	$4.40
Granted	575,000	11.30	454,000	6.70
Exercised	(80,000)	5.55	(278,000)	2.69
Canceled	(95,000)	7.16	(202,000)	5.61
Outstanding at the end of the year	1,014,000	$9.22	614,000	$6.47
Options exercisable at the end of the year	247,000	$6.34	130,000	$5.71
Weighted average fair value of options granted during the year	$3.63		$1.53

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2017:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2017	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AND VESTED AT DECEMBER 31, 2017	WEIGHTED-AVERAGE EXERCISE PRICE

$1.68 – 7.48	293,000	2.71	$5.48	187,000	$5.56
7.49 – 11.00	428,000	4.13	9.41	60,000	8.79
11.01 – 14.91	293,000	4.71	12.68	–	–

$1.68 – 14.91	1,014,000	3.89	$9.22	247,000	$6.34

The aggregate intrinsic value of options outstanding and options exercisable is $1,302 and $365, respectively, at December 31, 2017.

NOTE 9 - EMPLOYEE BENEFIT PLANS

401(K) SAVINGS PLAN

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $369 and $198 in 2017 and 2016, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the shareholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 225,000 shares were reserved for issuance and 17,568 shares of common stock were issued at $7.65 per share during the year ended December 31, 2017.

NOTE 10 - REVENUE CONCENTRATION

During 2017 and 2016, there were no customers who individually represented 10% or more of consolidated revenue.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for 2017 and 2016.

We have excluded stock options to acquire 1,014,000 and 614,000 shares for 2017 and 2016, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Net Loss	$(5,722)	$(972)
Weighted-average shares of common stock outstanding	10,891,000	6,533,000

Basic and diluted net loss per share	$(0.53)	$(0.15)

NOTE 12 - INCOME TAXES

The Tax Act was enacted in December 2017. The Tax Act significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a modified territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $500 tax benefit.

The Tax Act provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). Substantially all of our foreign subsidiaries’ earnings and profits have previously been included in our U.S. income tax returns via Internal Revenue Code Section 956.  As a result, we recognized a provisional tax expense of $0 related to the transition tax.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, Global Intangible Low-Taxed Income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, we are required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of our deferred taxes (the “deferred method”). We are continuing to evaluate the GILTI tax rules and have not yet adopted our policy to account for the related impacts. We expect to adopt our policy during the first quarter of 2018.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have included in our taxable income any provisional impact related to the one-time transition tax, currently estimated at $0, and the revaluation of deferred tax balances, provision impact of a $500 benefit, and included these estimates in our consolidated financial statements for the year ended December 31, 2017. We are in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. We expect to complete our analysis within the measurement period in accordance with SAB 118.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The components of pre-tax loss for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Domestic	$(5,519)	$(865)
Foreign	(107)	82
Total	$(5,626)	$(783)

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Current:
Federal	$6	$-
State	50	16
Foreign	(213)	-
Total current	(157)	16

Deferred:
Federal	85	155
State	168	18
Foreign	-	-
Total deferred	253	173

	$96	$189

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes at December 31, 2017 and 2016 are as follows:

	2017	2016
DEFERRED TAXES:
Deferred tax assets
Net operating losses	$28,349	$39,560
Research and development credit carryforwards	4,659	4,188
Minimum tax credit carryforwards	123	161
Stock compensation	11	10
Deferred revenue	299	393
Accrued expenses	318	388
Other	260	102
	34,019	44,802
Valuation allowance	(28,849)	(43,517)
Net deferred tax assets	5,170	1,285

Deferred tax liabilities
Acquired intangibles	(5,180)	(525)
Fixed assets	(309)	(765)
Goodwill	(751)	(812)
	(6,240)	(2,102)

Net current deferred tax assets (liabilities)	$(1,070)	$(817)

At December 31, 2017, we had federal net operating loss carryforwards of approximately $130,066, research and development credit carryforwards of approximately $5,649 and alternative minimum tax credit carryforwards of approximately $123. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2018 through 2037, if not utilized. Minimum tax credit carryforwards carry forward indefinitely.

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

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of goodwill. During the year ended December 31, 2017, the valuation allowance decreased by approximately $14,668 due primarily to the results of operations, acquisitions and the impact of changes in law.

We consider undistributed earnings of our foreign subsidiaries as permanently reinvested and, accordingly, we have made no provision for U.S. federal or state income taxes thereon, other than the earnings required to be recognized under IRC Section 956 or Section 965.

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	2017	2016

Computed at statutory rate	$(1,913)	$(266)
State taxes, net of federal benefit	(6)	(34)
Permanent items and other	21	189
Credit carryforwards	(181)	(59)
Foreign income taxed at different rates	(198)	(45)
Effect of Tax Act	14,058	-
Change in tax carryforwards not benefitted	2,983	-
Change in valuation allowance	(14,668)	404
	$96	$189

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2017. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2015	$1,290
Additions based on tax positions related to the current year	25
Additions for tax positions of prior years	(96)
Balance at December 31, 2016	$1,219
Additions based on tax positions related to the current year	99
Additions for tax positions of prior years	11
Reductions for tax positions of prior years	(155)
Balance at December 31, 2017	$1,174

As of December 31, 2017, we had $1,174 of unrecognized tax benefits, which would affect the effective tax rate if recognized. Our assessment of our unrecognized tax benefits is subject to change as a function of our financial statement audit.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2017, we recognized $0 of interest and penalties in our income tax expense.

We file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years ending before December 31, 2014 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2013.  We are not currently under audit for federal, state or any foreign jurisdictions.

ASURE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 13 - LEASE COMMITMENTS

Our future minimum lease payments under all operating and capital leases as of December 31, 2017 are as follows:

CALENDAR YEAR ENDING:	OPERATING LEASE OBLIGATIONS	CAPITAL LEASE OBLIGATIONS
2018	1,978	7
2019	1,738	17
2020	1,506	--
2021	1,376	--
2022	905	--
Thereafter	1,142	--

	$8,645	$24
Less: Sublease income	(369)	-
TOTAL	$8,276	$24

Less current portion of obligations		(7)
Long-term portion of obligations		$17

Total rent expense under all operating leases for 2017 and 2016 were $1,552 and $1,014, respectively. In October 2017, we entered into a lease agreement for new corporate office facilities in Austin, Texas to accommodate our growth. Our lease for our former facility in Austin, Texas terminated upon the commencement of the new facility lease.  At December 31, 2017 and 2016, 23.8% and 10.7%, respectively, of our total operating lease obligations relates to our corporate office facility in Austin, Texas. At December 31, 2017,  29.7% of our total operating lease obligation relates to our office facility in Vermont where iSystems is based. Subsequent to December 31, 2017, we acquired TelePayroll Inc., Pay Systems of America, Inc., and Savers Administrative Services, Inc. These three acquisitions add future minimum lease commitments of approximately $1,690, and are not included in the future minimum lease payments as of December 31, 2017.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2017, and events which occurred subsequent to December 31, 2017 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements except as below and except as discussed in Note 13 above and as follows:.

In January 2018, we closed three strategic acquisitions: TelePayroll Inc., a Southern California-based provider of HR, payroll and employee benefits services; Pay Systems of America, Inc., a provider of HR, payroll and employee benefits services; and Savers Administrative Services, Inc., a certified third-party administrator of payroll and HR services. All three companies are current resellers of our leading Human Resource Information System platform, Evolution. The total consideration for the three acquisitions was $30,600, of which $25,300 was paid with cash on hand and the remaining portion was paid with a combination of promissory notes and Asure common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 16, 2018	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	March 16, 2018
Patrick Goepel	(Principal Executive Officer)
and Director

/s/ KELYN BRANNON	Chief Financial Officer	March 16, 2018
Kelyn Brannnon	(Principal Financial and Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	March 16, 2018
David Sandberg
/s/ MATTHEW BEHRENT	Director	March 16, 2018
Matthew Behrent
/s/ DANIEL GILL	Director	March 16, 2018
Daniel Gill

/s/ ADRIAN PERTIERRA	Director	March 16, 2018
Adrian Pertierra

/s/ J. RANDALL WATERFIELD	Director	March 16, 2018
J. Randall Waterfield