Form 10-Q
period 2018-03-31
ASURE SOFTWARE INC
filed 2018-05-10
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
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

As of May 8, 2018, the registrant had outstanding 12,586,034 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$25,808	$27,792
Accounts receivable, net of allowance for doubtful accounts of $465 and $425 at March 31, 2018 and December 31, 2017, respectively	13,881	13,361
Inventory	719	509
Prepaid expenses and other current assets	3,418	2,588
Total current assets before funds held for clients	43,826	44,250
Funds held for clients	66,773	42,328
Total current assets	110,599	86,578
Property and equipment, net	6,308	5,217
Goodwill	90,998	77,348
Intangible assets, net	48,665	33,554
Other assets	15,234	614
Total assets	$271,804	$203,311
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$7,816	$8,895
Revolving line of credit	2,379	-
Accounts payable	2,743	1,912
Accrued compensation and benefits	3,236	2,477
Other accrued liabilities	1,832	862
Deferred revenue	12,152	13,078
Total current liabilities before client fund obligations	30,158	27,224
Client fund obligations	66,773	42,328
Total current liabilities	96,931	69,552
Long-term liabilities:
Deferred revenue	1,074	1,125
Notes payable, net of current portion and debt issuance cost	106,772	66,973
Other liabilities	2,354	1,887
Total long-term liabilities	110,200	69,985
Total liabilities	207,131	139,537
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 22,000 and 11,000 shares authorized; 12,968 and 12,876 shares issued, 12,584 and 12,492 shares outstanding at March 31, 2018 and December 31, 2017, respectively	130	129
Treasury stock at cost, 384 shares at March 31, 2018 and December 31, 2017	(5,017)	(5,017)
Additional paid-in capital	347,640	346,322
Accumulated deficit	(278,020)	(277,597)
Accumulated other comprehensive loss	(60)	(63)
Total stockholders’ equity	64,673	63,774
Total liabilities and stockholders’ equity	$271,804	$203,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017
Revenues:
Cloud revenue	$16,437	$7,836
Hardware revenue	719	1,088
Maintenance and support revenue	1,173	1,102
Professional services revenue	975	701
Total revenues	19,304	10,727

Cost of Sales	5,557	2,438
Gross margin	13,747	8,289

Operating expenses
Selling, general and administrative	10,709	7,043
Research and development	1,423	769
Amortization of intangible assets	1,597	847
Total operating expenses	13,729	8,659

Income (Loss) from operations	18	(370)

Other income (loss)
Interest expense and other	(1,760)	(547)
Total other loss, net	(1,760)	(547)

Loss from operations before income taxes	(1,742)	(917)
Income tax provision	(183)	(142)
Net loss	$(1,925)	$(1,059)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3	(34)
Other comprehensive loss	$(1,922)	$(1,093)

Basic and diluted net loss per share
Basic	$(0.15)	$(0.12)
Diluted	$(0.15)	$(0.12)
Weighted average basic and diluted shares
Basic	12,583,000	8,628,000
Diluted	12,583,000	8,628,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,925)	$(1,059)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	2,264	1,180
Provision for doubtful accounts	76	-
Share-based compensation	194	54
Changes in operating assets and liabilities:
Accounts receivable	(535)	(366)
Inventory	(229)	(43)
Prepaid expenses and other assets	(2,182)	(1,004)
Accounts payable	666	598
Accrued expenses and other long-term obligations	2,040	(29)
Deferred revenue	(1,265)	(516)
Net cash provided by (used in) operating activities	(896)	(1,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(37,253)	(8,076)
Purchases of property and equipment	(566)	(21)
Software capitalization costs	(828)	-
Net change in funds held for clients	576	1,540
Net cash provided by (used in) investing activities	(38,071)	(6,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	36,750	5,000
Payments on notes payable	-	(6,069)
Proceeds from revolving line of credit	2,379	-
Debt financing fees	(1,577)	(100)
Payments on capital leases	-	(46)
Net change in client fund obligations	(576)	(1,485)
Net cash provided by (used in) financing activities	36,976	(2,700)

Effect of foreign exchange rates	7	(37)

Net increase (decrease) in cash and cash equivalents	(1,984)	(10,479)
Cash and cash equivalents at beginning of period	27,792	12,767
Cash and cash equivalents at end of period	$25,808	$2,288

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$1,529	$411
Income taxes	-	-
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	3,942	2,090
Equity issued in connection with acquisitions	$1,200	946

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) and Workplace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enable more than 100,000 clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, HR consulting, and time and labor management as well as a full suite of workspace management solutions for conference room scheduling, desk sharing programs, and real estate optimization. We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and through additional offices in Florida, Massachusetts, Michigan, Nevada and the United Kingdom, and as a result of our 2017 acquisitions, office suites in Alabama, Oregon, Ohio, Vermont, and Washington. As a result of our January 2018 acquisitions, we also lease office space in California, Iowa, Tennessee, and North Carolina.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and March 31, 2017, and the cash flows for the three months ended March 31, 2018 and March 31, 2017.

You should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2017.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

LIQUIDITY

As of March 31, 2018, our principal sources of liquidity consisted of $25,808 of cash and cash equivalents, cash we expect to generate in the future from our business operations, and $2,621 available for borrowing under our revolving line of credit with Wells Fargo discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from the issuance of the condensed consolidated financial statements. However, we will need to raise additional capital or incur additional indebtedness to grow our existing software operations and to seek additional strategic acquisitions in the near future.

Management is focused on growing our existing product offering, as well as our customer base, to increase our recurring revenues. We have made and will continue to explore additional strategic acquisitions. We expect to fund any future acquisitions with equity, available cash, cash we expect to generate in the future from our business operations, funds under our credit facilities, and cash generated from the issuance of equity or debt securities.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We will need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. In our evaluation of the Company’s ability to continue as a going concern in accordance with ASU 2014-15, we have considered factors such as the Company’s historical and forecasted results of operations and cash flows from operations, and, subject to the foregoing, we believe that substantial doubt regarding the Company’s ability to continue as a going concern is not probable. We believe that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months from the issuance of these condensed consolidated financial statements and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In May 2014, the FASB issued ASU 2014-09 (“Topic 606”) “Revenue from Contracts with Customers.”  Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (“Topic 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018, using the modified retrospective method.  The initial application was applied to all contracts at the date of initial application.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results of reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We do not expect the adoption of Topic 606 to have a material impact to our results of operations on an ongoing basis.

We recorded a $1,502 cumulative effect adjustment to opening retained earnings as of January 1, 2018 related to an increase in deferred commissions.  There was no impact to revenues as a result of applying Topic 606 for the three months ended March 31, 2018.

The primary impact of adopting Topic 606 is to sales commissions related to onboarding new clients that were previously expensed.  Under the new standard, these costs that were previously expensed are capitalized as deferred commissions and amortized over the estimated customer life of five to ten years.

The impact from the adoption of Topic 606 to our consolidated balance sheet and income statement is as follows:

	As of and for the Three Months Ended	Balance Using Previous	Increase
Balance Sheet	March 31, 2018	Standard	(Decrease)
Assets
Prepaid expenses and other current assets	$3,418	$3,410	$8
Total current assets before funds held for clients	43,826	43,818	8
Total current assets	110,599	110,591	8
Other assets	15,234	13,614	1,620
Total assets	$271,804	$270,176	$1,628
Liabilities and stockholders’ equity
Accumulated deficit	(278,020)	(279,648)	1,628
Total stockholders’ equity	64,673	63,045	1,628
Total liabilities and stockholders’ equity	$271,804	$270,176	$1,628

Income Statement
Operating expenses
Selling, general and administrative	10,709	10,835	(126)
Total operating expenses	13,729	13,855	(126)
Gain (Loss) from operations	18	(108)	(126)
Loss from operations before income tax	(1,742)	(1,868)	(126)
Net Loss	$(1,925)	$(2,051)	$(126)
Other comprehensive loss	$(1,922)	$(2,048)	$(126)

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

Standards Yet To Be Adopted

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (“the Tax Act”) to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

REVENUE RECOGNITION

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.  There was no impact to revenues as a result of applying Topic 606 for the three months ended March 31, 2018.

Our revenues consist of software-as-a-service (“SaaS”) offerings and time-based software subscription license arrangements that also, typically include hardware, maintenance/support and professional services elements.  We recognize revenue on an output basis when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price (“SSP”).  We determine standalone selling prices based on the amount that we believe the market is willing to pay determined through historical analysis of sales data as well as through use of the residual approach when we can estimate the SSP for one or more, but not all, of the promised goods or services.

SaaS arrangements and time-based software subscriptions typically have an initial term ranging from one to three years and are renewable on an annual basis.  A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenues allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Cloud revenue on the Consolidated Statement of Comprehensive Loss. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Hardware devices sold to customers (typically time clocks, LCD panels, sensors and other peripheral devices) are sold as either a standard product sell arrangement where title to the hardware passes to the customer or under a hardware-as-a-service (“HaaS”) arrangement where the title to the hardware remains with Asure.  Revenues allocated to hardware sold as a standard product sell is recognized on an output basis as revenue when title passes to the customer, typically the date we ship the hardware and are reported as Hardware revenue on the Income Statement.  Revenues allocated to hardware under a hardware-as-a-service (“HaaS”) arrangement are recognized on an output basis as hardware usage revenue ratably as the service is provided over the non-cancellable term of the HaaS arrangement, typically one year.  Revenues recognized from hardware devices sold to customers via either of the two above types of arrangements are reported as Hardware revenue on the Consolidated Statement of Comprehensive Loss.

Our professional services offerings typically include data migration, set up, training, and implementation services.  Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later.  We can reasonably estimate professional services performed for a fixed fee and we recognize allocated revenue on an output basis on a proportional performance basis as the service is provided. We recognize allocated revenues on an output basis for professional services engagements billed on a time and materials basis as the service is provided.  We recognize allocated revenues on an output basis on all other professional services engagements upon the earlier of the completion of the service’s deliverable or the expiration of the customer’s right to receive the service.  Revenues recognized from professional services offerings are reported as Professional service revenue on the Consolidated Statement of Comprehensive Loss.

We recognize allocated revenue for maintenance/support on an output basis ratably over the non-cancellable term of the support agreement.  Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.  Revenues recognized from maintenance/support are reported as Maintenance and support revenue on the Consolidated Statement of Comprehensive Loss.

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or substantive acceptance clauses until these return, refund or cancellation rights have expired or acceptance has occurred.  Our arrangements with resellers do not allow for any rights of return.

Our payment terms vary by the type of customer and the customer’s payment history and the products or services offered.  The term between invoicing and when payment is due is not significant and as such our contracts do not include a significant financing component.  The transaction prices of our contracts do not include consideration amounts that are variable and do not include noncash consideration.

Deferred revenue includes amounts invoiced to customers in excess of revenue we recognize, and is comprised of deferred Cloud, HaaS, Maintenance and support, and Professional services revenue.  We recognize deferred revenues when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2018, we were not party to any pending legal proceedings.

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively:

		Fair Value Measure at March 31, 2018
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Market	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$25,808	$25,808	$-	$-
Total	$25,808	$25,808	$-	$-

		Fair Value Measure at December 31, 2017
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$27,792	$27,792	$-	$-
Total	$27,792	$27,792	$-	$-

NOTE 4 – ACQUISITIONS

2018 Acquisitions

In January 2018, we closed three strategic acquisitions: TelePayroll Inc. (“TelePayroll”), a Southern California-based provider of HR, payroll and employee benefits services; Pay Systems of America, Inc. (“Pay Systems”), a provider of HR, payroll and employee benefits services; and Savers Administrative Services, Inc. (“Savers Admin”), a certified third-party administrator of payroll and HR services. All three companies are current resellers of our leading Human Resource Information System platform, Evolution. The total consideration for the three acquisitions was $30,574, of which $25,432 was paid with cash on hand and the remaining portion was paid with a combination of promissory notes and Asure common stock.

Stock Purchase Agreement

In January 2018, we closed on the acquisition of all of the outstanding shares of common stock (the “TelePayroll Shares”) of TelePayroll, Inc., a California corporation (“TelePayroll”), pursuant to a Stock Purchase Agreement (the “TelePayroll Stock Purchase Agreement”), among us, TelePayroll, the sellers identified therein, and the stockholders’ representative named therein. The aggregate consideration for the TelePayroll Shares consisted of (i) $9,000 in cash; (ii) 91,848 shares of common stock, having a value of $1,200 and (iii)  a subordinated promissory note (the “TelePayroll Note”) in the principal amount of $1,800 subject to adjustment as provided in the TelePayroll Stock Purchase Agreement. We funded the cash payment with cash on hand. The TelePayroll Note bears interest at an annual rate of 2.0% and matures on January 1, 2020. The entire unpaid principal and all accrued interest under the TelePayroll Note is payable at maturity.

Stock Purchase Agreement

In January 2018, we closed on the acquisition of all of the outstanding shares of common stock (the “Savers Admin Shares”) of Savers Administrative Services, Inc., a North Carolina corporation (“Savers Admin”), pursuant to a Stock Purchase Agreement (the “Savers Admin Stock Purchase Agreement”), among us, Savers Admin, the sellers identified therein, and the stockholders’ representative named therein. The aggregate consideration for the Savers Admin Shares consisted of (i) $2,280 in cash and (ii) a subordinated promissory note (the “Savers Admin Note”) in the principal amount of $570 subject to adjustment as provided in the Savers Admin Stock Purchase Agreement. We funded the cash payment with cash on hand. The Savers Admin Note bears interest at an annual rate of 2.0% and matures on January 1, 2020. The entire unpaid principal and all accrued interest under the Savers Admin Note is payable at maturity.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Stock Purchase Agreement

In January 2018, we closed on the acquisition of all of the outstanding shares of common stock (the “Pay Systems Shares”) of Pay Systems of America, Inc., a Tennessee corporation (“Pay Systems”), pursuant to a Stock Purchase Agreement (the “Pay Systems Stock Purchase Agreement”), among us, Pay Systems and the sellers identified therein. The aggregate consideration for the Pay Systems Shares consisted of (i) $14,152 in cash and (ii) a subordinated promissory note (the “Pay Systems Note”) in the principal amount of $1,572 subject to adjustment as provided in the Pay Systems Stock Purchase Agreement. We funded the cash payment with cash on hand. The Pay Systems Note bears interest at an annual rate of 2.0% and is payable in two installments – one-half, plus accrued interest, on July 1, 2018 and the remaining principal balance and accrued interest on January 1, 2019.

Purchase Price Allocation

Following is the purchase price allocation for the 2018 acquisitions. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for these acquisitions upon preliminary calculations and valuations.  Our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets and liabilities acquired, and income and non-income based taxes.

We recorded the transactions using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $16,980 of intangible assets subject to amortization consist of $15,800 allocated to Customer Relationships, $850 for Trade Names, and $330 for Noncompete Agreements.  To value the Trade Names, we employed the relief from royalty method under the market approach. For the Noncompete Agreements, we employed a form of the income approach which analyzes the Company’s profitability with these assets in place, in contrast to the Company’s profitability without them. For the Customer Relationships, we employed a form of the excess earnings method, which is a form of the income approach. The discount rate used in valuing these assets ranged from 14.5% to 31.0%, which reflects the risk associated with the intangible assets related to the other assets and the overall business operations to us. We estimated the fair values of the Trade Names using the relief from royalty method based upon a 1.0% royalty rate.

We believe significant synergies are expected to arise from these strategic acquisitions. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be deductible for tax purposes.

Assets Acquired	TelePayroll	Pay Systems	Savers Admin	Total
Cash & cash equivalents	$197	767	160	$1,124
Accounts receivable	9	54	67	130
Fixed assets	10	121	-	131
Other assets	91	49	12	152
Funds held for clients	8,520	10,976	5,525	25,021
Goodwill	4,428	8,273	865	13,566
Intangibles	7,870	7,240	1,870	16,980
Total assets acquired	$21,125	27,480	8,499	$57,104

Liabilities assumed
Accounts payable	55	107	45	207
Accrued other liabilities	347	951	94	1,392
Deferred revenue	356	-	-	356
Client fund obligations	8,520	10,976	5,525	25,021
Total liabilities assumed	9,278	12,034	5,664	26,976

Net assets acquired	$11,847	15,446	2,835	$30,128

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	TelePayroll	Pay Systems	Savers Admin	Total
Purchase price	$12,000	15,724	2,850	$30,574
Working capital adjustment	36	(217)	38	(143)
Adjustment to fair value of Asure’s stock issued	(7)	-	-	(7)
Debt discount	(182)	(61)	(53)	(296)
Fair value of net assets acquired	$11,847	15,446	2,835	$30,128

Transaction costs for the 2018 acquisitions were $993 and were expensed as incurred and included in selling, general and administrative expenses.

2017 Acquisitions

In January 2017, we closed three strategic acquisitions: Personnel Management Systems, Inc., a provider of outsourced HR solutions; Corporate Payroll, Inc. (Payroll Division), a provider of payroll services; and Payroll Specialties NW, Inc., a provider of payroll services.

In May 2017, we closed two strategic acquisitions: iSystems Intermediate HoldCo, Inc. (“iSystems”), and Compass HRM. iSystems, through its flagship product, Evolution HCM, offers payroll, tax management and HR software combined with comprehensive back-end service bureau tools to service providers across the United States. Tampa-based Compass HRM is a current reseller of our HCM offering (formerly Mangrove), which provides human resources solutions that enhance organizations, people, and profits through payroll and HR solutions. The acquisition of Compass HRM expands our reach in the Southeast, particularly Florida.

In October 2017, we acquired Associated Data Services (“ADS”). ADS, based in Birmingham, Alabama, is a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution.

Stock Purchase Agreement

In January 2017, we closed on the acquisition of all of the outstanding shares of common stock (the “PMSI Shares”) of Personnel Management Systems, Inc., a Washington corporation (“PMSI”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), among us, PMSI, the sellers identified therein, and the stockholders’ representative named therein. The aggregate consideration for the PMSI Shares consisted of (i) $3,875 in cash and (ii) a subordinated promissory note (the “PMSI Note”) in the principal amount of $1,125 subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our recent underwritten public offering in June 2017. The PMSI Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PMSI Note is payable at maturity.

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

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Equity Purchase Agreement

In May 2017, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with iSystems Holdings, LLC, a Delaware limited liability company (“Seller”), and iSystems Intermediate Holdco, Inc., a Delaware corporation (“iSystems”), pursuant to which we acquired 100% of the outstanding equity interests of iSystems for an aggregate purchase price of $55,000, subject to adjustment as provided in the Equity Purchase Agreement. The aggregate purchase price consists of (i) $32,000 in cash, subject to adjustment, (ii) a secured subordinated promissory note (“iSystems Note”) in the principal amount of $5,000, subject to adjustment, and (iii) 1,526,332 shares of unregistered common stock valued at $18,000 based on a volume-weighted average of the closing prices of our common stock during a 90-day period. The iSystems Note bears interest at an annual rate of 3.5% and matures on May 25, 2019. The unpaid principal and all accrued interest under the promissory note is payable in two installments of $2,500 on May 25, 2018 and May 25, 2019, subject to adjustment.

To finance the iSystems acquisition, we amended and restated our existing credit agreement with Wells Fargo Bank, National Association, as administrative agent (the “Restated Credit Agreement”) to add an additional term loan in the amount of approximately $40,000, of which we borrowed approximately $32,000 to complete the iSystems acquisition. See Note 6- Notes Payable for further detail.

Stock Purchase Agreement

In May 2017, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Compass HRM, Inc. (“Compass”) and the sellers and seller representative named therein, pursuant to which the sellers sold 100% of the outstanding shares of capital stock of Compass to us for an aggregate purchase price of $6,000, subject to adjustment as provided in the Stock Purchase Agreement. Compass is headquartered in Tampa, Florida, and provides cloud-based human resource management software, including payroll, benefits, time and attendance, and performance management. The aggregate purchase price consists of $4,500 in cash and a subordinated promissory note (“Compass Note”) in the principal amount of $1,500, subject to adjustment. The Compass Note bears interest at an annual rate of 2.0% and matures on May 25, 2022. The Compass Note is payable in five annual installments of $300 on the anniversary of the closing date, subject to adjustment. The Compass Note was adjusted in March 2018, effective as of May 2017, to a principal amount of $1,474, to give effect to a working capital adjustment pursuant to the Stock Purchase Agreement. The revised Compass Note is now payable in five annual installments of $295 on the anniversary of the closing date, subject to adjustment.

To finance the Compass acquisition, we incurred approximately $4,500 of additional indebtedness pursuant to an additional term loan under our Restated Credit Agreement. See Note 6 –Notes Payable for further details.

Stock Purchase Agreement

In October 2017, we entered into a stock purchase agreement (the “ADS Stock Purchase Agreement”) with Associated Data Services (“ADS”) and the sellers and seller representative named therein, pursuant to which the sellers sold 100% of the outstanding shares of capital stock of ADS to us for an aggregate purchase price of $3,400, subject to adjustment as provided in the ADS Stock Purchase Agreement. The aggregate purchase price consists of $1,778 in cash; 44,624 shares of common stock in Asure Software, Inc. estimated to have a fair value of $528,200;  and a subordinated promissory note (“ADS Note”) in the principal amount of $1,122, subject to adjustment. The ADS Note bears interest at an annual rate of 2.0%. The ADS Note is payable in two annual installments of $370 and $752 plus accrued interest, on October 1, 2018 and October 1, 2019, respectively , subject to adjustment.

Purchase Price Allocation

Following is the purchase price allocation for the 2017 acquisitions. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for these acquisitions upon preliminary calculations and valuations.  Our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets and liabilities acquired, and income and non-income based taxes.

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

We based the allocations on fair values at the date of acquisition:

Assets Acquired	CPI	PMSI	PSNW	iSystems	Compass	ADS	Total
Cash & cash equivalents	$126	131	53	211	207	124	$852
Accounts receivable	22	347	111	951	241	-	1,672
Restricted cash	-	-	-	200	-	-	200
Fixed assets	-	130	7	681	38	4	860
Other assets	-	17	17	699	33	1	767
Funds held for clients	2,809	-	6,294	-	-	5,091	14,194
Goodwill	1,190	2,295	1,579	42,330	2,023	1,474	50,891
Intangibles	1,563	2,646	1,879	15,070	3,470	1,780	26,408
Total assets acquired	$5,710	5,566	9,940	60,142	6,012	8,474	$95,844

Liabilities assumed
Accounts payable	51	19	28	392	65	18	573
Accrued other liabilities	-	197	40	868	45	30	1,180
Deferred revenue	-	370	-	1,073	-	-	1,443
Client fund obligations	2,754	-	6,294	-	-	5,091	14,139
Total liabilities assumed	2,805	586	6,362	2,333	110	5,139	17,335

Net assets acquired	$2,905	4,980	3,578	57,809	5,902	3,335	$78,509

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	CPI	PMSI	PSNW	iSystems	Compass	ADS	Total
Purchase price	$3,000	5,000	3,610	55,000	6,000	3,400	$76,010
Working capital adjustment	-	42	-	202	55	-	299
Adjustment to fair value of Asure’s stock issued	(54)	-	-	2,880	-	28	2,854
Debt discount	(41)	(62)	(32)	(273)	(153)	(93)	(654)
Fair value of net assets acquired	$2,905	4,980	3,578	57,809	5,902	3,335	$78,509

Transaction costs for the 2017 acquisitions were $3,112 and were expensed as incurred and included in selling, general and administrative expenses.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operations for the three months ended March 31, 2018 and March 31, 2017 gives effect to the acquisitions of iSystems, Compass, ADS, TelePayroll, Pay Systems, and Savers Admin as if we had completed them on January 1, 2017. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as of January 1, 2017, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS ENDED MARCH 31, 2018	FOR THE THREE MONTHS ENDED MARCH 31, 2017

Revenues	$19,304	$18,766
Net income (loss)	$(1,251)	$(2,381)
Net income (loss) per common share:
Basic and diluted	$(0.10)	$(0.23)

Weighted average shares outstanding:
Basic	12,583	10,403
Diluted	12,583	10,403

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

We accounted for our historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Our goodwill relates to the following acquisitions: ADI and Legiant in 2011, PeopleCube in 2012, FotoPunch and Roomtag in 2014, Mangrove in 2016, PMSI, CPI and PSNW in January 2017, iSystems and Compass in May 2017, ADS in October 2017, and TelePayroll, Pay Systems, and Savers Admin in January 2018.

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2017	$77,348
Goodwill recognized upon acquisitions of Telepayroll, Pay Systems and Savers Admin	13,566
Adjustment to Goodwill associated with acquisitions of Compass, ADS, iSystems and PMSI	81
Foreign exchange adjustment to goodwill	3
Balance at March 31, 2018	$90,998

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2018 and December 31, 2017 are as follows:

		March 31, 2018
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.7	$11,925	$(5,446)	$6,479
Customer Relationships	9.4	52,896	(14,394)	38,502
Reseller Relationships	7.00	853	(792)	61
Trade Names	11.4	3,765	(953)	2,812
Noncompete	5.1	1,022	(211)	811
	8.9	$70,461	$(21,796)	$48,665

		December 31, 2017
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.7	$11,925	$(5,010)	$6,915
Customer Relationships	9.5	37,096	(13,142)	23,954
Reseller Relationships	7.0	853	(761)	92
Trade Names	10.4	2,915	(884)	2,031
Noncompete Agreements	6.1	692	(130)	562
	8.8	$53,481	$(19,927)	$33,554

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended March 31, 2018 and 2017 were $1,597 and $847, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $297 and $106 for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of March 31, 2018:

Calendar Years
2018 (April to December)	$5,542
2019	6,697
2020	5,862
2021	5,420
2022	5,328
2023	4,496
Thereafter	15,320
$48,665

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of March 31, 2018	Balance as of December 31, 2017
Subordinated Notes Payable- PMSI acquisition	4/30/2018	2.00%	1,125	1,125
Subordinated Notes Payable- CPI acquisition	4/30/2018	-%	500	500
Subordinated Notes Payable- PSNW acquisition	4/30/2018	2.00%	600	600
Subordinated Notes Payable- iSystems acquisition	5/25/2019	3.50%	5,000	5,000
Subordinated Notes Payable- Compass acquisition	5/25/2022	2.00%	1,474	1,500
Subordinated Notes Payable- ADS acquisition	10/1/2019	2.00%	1,122	1,122
Subordinated Notes Payable- TelePayroll acquisition	01/01/2020	2.00%	1,800	-
Subordinated Notes Payable- Savers Admin acquisition	01/01/2020	2.00%	570	-
Subordinated Notes Payable- Pay Systems acquisition	01/01/2019	2.00%	1,572	-
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	10.55%	52,500	34,125
Term Loan - Wells Fargo	5/25/2022	5.55%	52,500	34,125
Total Notes Payable			$118,763	$78,097
Short-term notes payable			$8,012	$8,895
Long-term notes payable			$110,751	$69,202

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

Notes Payable	Gross Notes Payable at March 31, 2018	Debt Issuance Costs and Debt Discount	Net Notes Payable at March 31, 2018
Notes payable, current portion	$8,012	$(196)	$7,816
Notes payable, net of current portion	110,751	(3,979)	106,772
Total Notes Payable	$118,763	$(4,175)	$114,588

Notes Payable	Gross Notes Payable at December 31, 2017	Debt Issuance Costs	Net Notes Payable at December 31, 2017
Notes payable, current portion	$8,895	$-	$8,895
Notes payable, net of current portion	69,202	(2,229)	66,973
Total Notes Payable	$78,097	$(2,229)	$75,868

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2018 (April to December)	$6,963
December 31, 2019	5,383
December 31, 2020	4,896
December 31, 2021	4,889
December 31, 2022	96,632
Gross Notes Payable	$118,763

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Subordinated Notes Payable- PMSI Acquisition

In January 2017, we acquired all of the outstanding shares of common stock (the “PMSI Shares”) of Personnel Management Systems, Inc., a Washington corporation (“PMSI”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”). The aggregate consideration for the PMSI Shares consisted of (i) $3,875 in cash and (ii) a subordinated promissory note (the “PMSI Note”) in the principal amount of $1,125 subject to adjustment as provided in the Stock Purchase Agreement. We funded the cash payment with proceeds from our recent public stock offering. The PMSI Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PMSI Note is payable at maturity.

Subordinated Notes Payable- CPI Acquisition

In January 2017, we acquired substantially all the assets of Corporate Payroll, Inc., an Ohio corporation (“CPI”), relating to its payroll service bureau business, pursuant to an Asset Purchase Agreement (the “CPI Asset Purchase Agreement”). The aggregate consideration for the assets consisted of (i) $1,500 in cash, (ii) a subordinated promissory note (the “CPI Note”) in the principal amount of $500 and (iii) 112,166 shares of our common stock valued at $1,000, subject to adjustment as provided in the CPI Asset Purchase Agreement. We funded the cash payment with proceeds from a public stock offering which occurred in July 2016. The CPI Note bears no interest and matures on April 30, 2018. The entire unpaid principal under the CPI Note is payable at maturity.

Subordinated Notes Payable – PSNW Acquisition

In January 2017, we acquired substantially all the assets of Payroll Specialties NW, Inc., an Oregon corporation (“PSNW”), pursuant to an Asset Purchase Agreement (the “PSNW Asset Purchase Agreement”). The aggregate consideration for the assets consisted of (i) $3,010 in cash and (ii) a subordinated promissory note (the “PSNW Note”) in the principal amount of $600, subject to adjustment as provided in the PSNW Asset Purchase Agreement. We funded the cash payment with proceeds from our public stock offering which occurred in July 2016. The PSNW Note bears interest at an annual rate of 2.0% and matures on April 30, 2018. The entire unpaid principal and all accrued interest under the PSNW Note is payable at maturity.

As of March 31, 2018, the principal amount of $600 is due to the seller, who is currently an employee.

Subordinated Notes Payable- iSystems Acquisition

In May 2017, we acquired 100% of the outstanding equity interests of iSystems Intermediate Holdco, Inc., a Delaware corporation (“iSystems”), pursuant to an equity purchase agreement (the “Equity Purchase Agreement”). The aggregate purchase price consisted of (i) $32,000 in cash, subject to adjustment as provided in the Equity Purchase Agreement, (ii) a secured subordinated promissory note (“iSystems Note”) in the principal amount of $5,000, subject to adjustment as provided in the Equity Purchase Agreement, and (iii) 1,526,332 shares of unregistered common stock valued at $18,000. The iSystems Note bears interest at an annual rate of 3.5% and matures on May 25, 2019. The unpaid principal and all accrued interest under the promissory note is payable in two installments of $2,500 on May 25, 2018 and May 25, 2019, subject to adjustment.

Subordinated Notes Payable- Compass Acquisition

In May 2017, we acquired 100% of the outstanding shares of capital stock of Compass HRM, Inc. (“Compass”) pursuant to a stock purchase agreement (the “Stock Purchase Agreement”). The aggregate purchase price consisted of $4,500 in cash and a subordinated promissory note (“Compass Note”) in the principal amount of $1,500, subject to adjustment as provided in the Stock Purchase Agreement. The Compass Note bears interest at an annual rate of 2.0% and matures on May 25, 2022. The Compass Note was payable in five annual installments of $300 on the anniversary of the closing date, subject to adjustment. The Compass Note was adjusted in March 2018, effective as of May 2017, to a principal amount of $1,474, which is payable in five (5) annual installments of $295.

As of March 31, 2018, the principal amount of $1,474 is due to the seller, who is currently an employee.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Subordinated Notes Payable- ADS Acquisition

In October 2017, we acquired 100% of the outstanding shares of capital stock of Associated Data Services (“ADS”). The aggregate purchase price consists of $1,778 in cash; 44,624 shares of Asure Software, Inc. common stock valued at $400; and a subordinated promissory note (“ADS Note”) in the principal amount of $1,122, subject to adjustment.  The ADS Note bears interest at an annual rate of 2.0%. The ADS Note is payable in two annual installments of $370 and $752, plus accrued interest, on October 1, 2018 and October 1, 2019, respectively, subject to adjustment.

Subordinated Notes Payable- TelePayroll Acquisition

In January 2018, we acquired 100% of the outstanding shares of capital stock of TelePayroll. The aggregate purchase price consists of $9,000 in cash; 91,848 shares of Asure Software, Inc. common stock valued at $1,200; and a subordinated promissory note in the principal amount of $1,800, subject to adjustment.  The TelePayroll Note bears interest at an annual rate of 2.0% and matures on January 1, 2020. The entire unpaid principal and all accrued interest under the TelePayroll Note is payable at maturity.

Subordinated Notes Payable- Savers Admin Acquisition

In January 2018, we acquired 100% of the outstanding shares of capital stock of Savers Admin. The aggregate purchase price consists of $2,280 in cash and a subordinated promissory note in the principal amount of $570, subject to adjustment.  The Savers Admin Note bears interest at an annual rate of 2.0% and matures on January 1, 2020. The entire unpaid principal and all accrued interest under the Savers Admin Note is payable at maturity.

Subordinated Notes Payable- Pay Systems Acquisition

In January 2018, we acquired 100% of the outstanding shares of capital stock of Pay Systems. The aggregate purchase price consists of $14,152 in cash and a subordinated promissory note in the principal amount of $1,572, subject to adjustment.  The Pay Systems Note bears interest at an annual rate of 2.0%. The Pay Systems Note is payable in two annual installments of $786 each, along with accrued interest, on July 1, 2018 and January 1, 2019, subject to adjustment.

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

In March 2016, we amended the Credit Agreement to, among other things, increase our overall credit facility to $29,188. In March 2017, we amended our Credit Agreement with Wells Fargo Bank, N.A to, among other things, obtain an additional term loan in the amount of $5,000. In the first quarter of 2017, we used the proceeds of the additional term loan to repay a portion of all amounts outstanding under the secured subordinated note we issued in connection with the Mangrove acquisition.

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

Second Amended and Restated Credit Agreement

On March 29, 2018, we entered into a second amended and restated credit agreement (the “Second Restated Credit Agreement”) with Wells Fargo Bank, National Association, and the lenders that are parties thereto, amending and restating the terms of the Amended and Restated Credit Agreement dated as of May 25, 2017 (the “First Facility”).

The Second Restated Credit Agreement provides for a total of $175,000 in available financing consisting of  (a) $105,000 in the aggregate principal amount of term loans, an increase of approximately $36,750; (b) a $5,000 line of credit, (c) a $25,000 delayed draw term loan commitment for the financing of permitted acquisitions, which is a new financing option for us; and (d) a $40,000 accordion, an increase of $30,000. The accordion allows us to increase the amount of financing we receive from our lenders at our option. Financing under the delayed draw term loan commitment and accordion are subject to certain conditions as described in the Second Restated Credit Agreement.

The Second Restated Credit Agreement amends the applicable margin rates for determining the interest rate payable on the loans as follows:

Leverage Ratio	First Out Revolver Base Rate Margin	First Out Revolver LIBOR Rate Margin	First Out TL Base Rate Margin	First Out TL LIBOR Rate Margin	Last Out Base Rate Margin	Last Out LIBOR Rate Margin
≤ 3.25:1	4.25 percentage points	5.25 percentage points	1.75 percentage points	2.75 percentage points	6.75 percentage points	7.75 percentage points
> 3.25:1	4.75 percentage points	5.75 percentage points	2.25 percentage points	3.25 percentage points	7.25 percentage points	8.25 percentage points

The outstanding principal amount of the term loans is payable as follows:

•
$263 beginning on June 30, 2018 and the last day of each fiscal quarter thereafter up to March 31, 2020, plus an additional amount equal to 0.25% of the principal amount of all delayed draw term loans;

•
$656 beginning on June 30, 2020 and the last day of each fiscal quarter thereafter up to March 31, 2021, plus an additional amount equal to 0.625% of the principal amount of all delayed draw term loans; and

•	$1,313 beginning on June 30, 2021 and the last day of each fiscal quarter thereafter, plus an additional amount equal to 1.25% of the principal amount of all delayed draw term loans.

The outstanding principal balance and all accrued and unpaid interest on the term and revolving loans is due on May 25, 2022.

The Second Restated Credit Agreement also:

•
amends our leverage ratio covenant to increase the maximum ratio to  6.50:1 at March 31, 2018 and June 30, 2018, 6.00:1 at September 30, 2018 and December 31, 2018 and then stepping down each quarter-end thereafter;

•	amends our fixed charge coverage ratio to be not less than 1.25:1at March 31, 2018 and each quarter-end thereafter; and
•	removes the TTM recurring revenue covenant.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

As of March 31, 2018 and December 31, 2017, $2,379 and $0 was outstanding and $2,621 and $5,000, respectively, were available for borrowing under the revolver.

As of March 31, 2018, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

NOTE 7 – Contracts with Customers

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $465, were $12,646 at March 31, 2018.  Receivables from contracts with customers, net of allowance for doubtful accounts of $425, were $12,032 at December 31, 2017.

Deferred Commissions

Deferred commissions costs from contracts with customers were $2,333 and $636 at March 31, 2018 and December 31, 2017, respectively.  The amount of amortization recognized in the period was $284.

Deferred Revenue

Revenue of $4,705 was recognized during the three months ended March 31, 2018 that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2018, approximately $27,300 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

NOTE 8 – SHARE BASED COMPENSATION

Asure has one active equity plan, the 2009 Equity Plan (the “2009 Plan”). The 2009 Plan provides for the issuance of non-qualified and incentive stock options to our employees and consultants. We generally grant stock options with exercise prices greater than or equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with date of grant.   Our shareholders approved an amendment to the 2009 Plan in June 2017 to increase the number of shares reserved under the plan from 1,400,000 to 1,700,000. We have 1,009,996 options granted and outstanding and 17,275 available for grant pursuant to the 2009 Plan as of March 31, 2018.

In April 2018, our board of directors adopted, subject to stockholder approval, the Asure Software, Inc. 2018 Incentive Award Plan (the “2018 Plan”).  The 2018 Plan is intended to replace our 2009 Plan.  The 2018 Plan will be voted upon at our annual meeting on May 16, 2018. Upon stockholder approval of the 2018 Plan, the 2018 Plan will become effective and will supersede and replace in its entirety the 2009 Plan, and no further awards will be granted under the 2009 Plan; however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.  If the 2018 Plan is not approved by our stockholders, it will not become effective, the 2009 Plan will continue in effect, and we may continue to grant awards under the 2009 Plan, subject to its terms, conditions and limitations, using the stock available for issuance thereunder.

Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of our board, are eligible to receive awards under the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance bonus awards, performance stock units awards, other stock or cash-based awards and dividend equivalents to eligible individuals.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The number of shares available for issuance under 2018 Plan is equal to the sum of (i) 750,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2018 Plan.

Share based compensation for our stock option plans for the three months ended March 31, 2018 and March 31, 2017 were $194 and $54, respectively. We issued no shares of common stock related to exercises of stock options granted from our 2009 Plan for the three months ended March 31, 2018 and March 31, 2017, respectively.

NOTE 9 – OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive income (loss) includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2017	$(63)	$(63)
Other comprehensive loss before reclassifications	3	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	3	3
Ending balance, March 31, 2018	$(60)	$(60)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2018
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$3	$—	$3

Other comprehensive loss	$3	$—	$3

NOTE 10 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire approximately 1,010,000 and 609,000 shares for the three months ended March 31, 2018 and March 31, 2017, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2018 and March 31, 2017:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2018	2017
Net loss	$(1,925)	$(1,059)
Weighted-average shares of common stock outstanding	12,583,000	8,628,000
Basic and diluted net loss per share	$(0.15)	$(0.12)

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2018, and events which occurred subsequent to March 31, 2018 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements except as follows:

On April 1, 2018, we entered into a purchase agreement (the “Purchase Agreement”) with Wells Fargo Bank, N.A., a national banking association, pursuant to which we purchased a portfolio of customer accounts and the related contracts for payroll processing services for an aggregate purchase price of $10,450. The aggregate purchase price consists of (i) $10,000 in cash and (ii) a subordinated promissory note (the “Promissory Note”) in the principal amount of $450. The Promissory Note bears interest at an annual rate of 2.0%, and the unpaid principal and all accrued interest under the Promissory Note is payable on April 1, 2020. To finance this transaction, we used approximately $10,000 of the additional $36,750 term loan under our Second Restated Credit Agreement.

On April 1, 2018, we acquired all of the assets of Austin HR, LLC pursuant to an asset purchase agreement. Austin HR is headquartered in Austin, Texas and provides human resources management, consulting, executive coaching and leadership development services. To finance a portion of this acquisition, we used approximately $3,100 of the additional $36,750 term loan under our Second Restated Credit Agreement.

On April 2, 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $175,000 (which includes approximately $60,000 of unsold securities that were previously registered on our currently effective registration statements). The shelf registration statement relating to these securities became effective on April 16, 2018.

On April 9, 2018, we acquired all of the share capital of Occupeye Limited pursuant to a share purchase agreement. Occupeye Limited is headquartered in Blackburn, United Kingdom and provides workspace utilization technology and is intended to complement our Agile Workplace products for an aggregate purchase price of approximately $7,100 or £5,000 equivalent. The aggregate purchase price consists of (i) $6,400 in cash, or £4,500 and (ii) a subordinated promissory note (the “Promissory Note”) in the principal amount of approximately $700, or £500 equivalent. The Promissory Note bears interest at an annual rate of 2.0%, and the unpaid principal and all accrued interest under the Promissory Note is payable on April 1, 2020. To finance this transaction, we used approximately $6,400 of the additional $36,750 term loan under our Second Restated Credit Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to —  adverse changes in the economy, financial markets, and credit markets; delays or reductions in information technology spending;  the development of the market for cloud based workplace applications; product development; market acceptance of new products and product improvements; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns and laws; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to obtain additional capital; our ability to hire, retain and motivate employees;  our ability to manage our growth; our ability to realize benefits from acquisitions;  the level of our indebtedness; changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in laws and regulations; changes in the Internet infrastructure; disruptions in computing and communication infrastructure; and changes in accounting standards. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

OVERVIEW

The following review of Asure’s financial position as of March 31, 2018 and December 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2018 and March 31, 2017 should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading provider of Human Capital Management (“HCM”) and Workplace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enable more than 100,000 clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, HR consulting, and time and labor management as well as a full suite of workspace management solutions for conference room scheduling, desk sharing programs, and real estate optimization.

Asure’s platform vision is to help clients proactively manage costs associated with their three most expensive assets, real estate, labor and technology, while creating an employee experience that fosters efficiency, productivity and engagement.

The Asure product strategy is driven by three primary trends in the market: mobilization, globalization and technology.  Asure offers four product lines: AsureSpace™ and AsureForce®, AsureHCM and AsureEvolution. AsureHCM and AsureEvolution are our Mid-market and SMB/Channel HCM platforms respectively, which include AsureBenefits and AsureConsulting. AsureSpace™ workplace management solutions enable organizations to optimize their real estate investment and create a digital workplace that empowers mobile and virtual employees, while streamlining internal operations.  AsureForce® Time and Labor Management helps organizations optimize their workforce while controlling labor administration costs and activities.

For all of the Asure product lines, support and professional services are key elements of our value proposition and overall solution.  In addition to state-of-the-art hosting platforms and regular software upgrades and releases, Asure gives our clients easy access to our skilled support team. Our services and support representatives are knowledgeable not just in the Asure solution, but also in their respective industries and provide advice and guidance on best practices and change management strategies.  From installation to training and post-live support, our professional services team delivers a proficient customer experience on a global scale.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	FOR THE THREE MONTHS ENDED March 31,
	2018	2017
Revenues	100%	100%
Gross margin	71.2	77.3
Selling, general and administrative	55.5	65.7
Research and development	7.4	7.2
Amortization of intangible assets	8.3	7.9
Total operating expenses	71.1	80.7
Total other loss, net	(9.1)	(5.1)
Net loss	(10.0)	(9.9)

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Revenue

Our revenue was derived from the following sources (in thousands):

	FOR THE THREE MONTHS ENDED March 31,
Revenue	2018	2017	Increase (Decrease)%
Cloud revenue	$16,437	$7,836	$8,601	109.8
Hardware revenue	719	1,088	(369)	(33.9)
Maintenance and support revenue	1,173	1,102	71	6.4
Professional services revenue	975	701	274	39.1
Total revenue	$19,304	$10,727	$8,577	79.96

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

Revenue for the three months ended March 31, 2018 was $19,304, an increase of $8,577, or 79.96%, from the $10,727 reported for the three months ended March 31, 2017. The largest increase was in cloud revenue, which increased $8,601, or 109.8% from the first quarter of 2017. Cloud revenue increased primarily due to our 2017 and 2018 acquisitions and our continued emphasis on selling integrated cloud based solutions. The January 2018 acquisitions of TelePayroll, Savers Admin and Pay Systems recognized $4,125 and the 2017 acquisitions of iSystems and PMSI recognized $4,263 of cloud revenue in the three months ended March 31, 2018, representing (in the aggregate) 98% of the increase from the three months ended March 31, 2017. Maintenance and support and professional services revenue also increased as compared to the three months ended March 31, 2017, due to an increase in consulting services, installations and hardware maintenance and support offset by a reduction in software maintenance and support as on-premises customers convert to the cloud.

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

In addition to continuing to develop our workforce and Agile Workplace management solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.  Our January 2018 acquisitions of TelePayroll Inc., a Southern California-based provider of HR, payroll and employee benefits services; Pay Systems of America, Inc., a provider of HR, payroll and employee benefits services; and Savers Administrative Services, Inc., a certified third-party administrator of payroll and HR services acquisitions are consistent with our strategy to augment our organic topline growth with select accretive acquisitions of service bureaus already using our software. All three companies are current resellers of Asure’s leading Human Resource Information System platform, Evolution. These acquisitions provide us with significant customer, product and financial synergies.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2018 was $13,747, an increase of $5,458, or 65.8%, from the $8,289 reported for the three months ended March 31, 2017. Gross profit increased in line with the increase in revenue. However, due to a shift in product mix, gross margin as a percentage of revenues decreased to 71.2% from 77.3% for the three months ended March 31, 2018 and March 31, 2017, respectively. HCM revenue, which typically has lower gross margins, represents a larger portion of our revenue mix, therefore, resulting in a decrease in the gross margin as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2018 were $10,709, an increase of $3,666, or 52.1%, from the $7,043 reported for the three months ended March 31, 2017.  SG&A expenses as a percentage of revenues were 55.5% and 65.7% for the three months ended March 31, 2018 and March 31, 2017, respectively.

SG&A expenses were higher in the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to the acquisitions and integration expenses related to the acquisitions in 2017 and 2018. We continue to evaluate any unnecessary expenses and any increases in SG&A designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2018 were $1,423, an increase of $654, or 85.0%, from the $769 reported for the three months ended March 31, 2017. R&D expenses as a percentage of revenues were 7.4% and 7.2% for the three months ended March 31, 2018 and March 31, 2017, respectively.

We continue to enhance our products and technologies through organic improvements as well as through acquired intellectual property. We believe that our expanded investment in SaaS hosting, mobile and hardware technologies lays the ground work for broader market opportunities, and represents a key aspect of our competitive differentiation.  Native mobile applications, QR Code integration, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and further improve our workforce management solutions.

Amortization of Intangible Assets

Amortization expenses for the three months ended March 31, 2018 were $1,597, an increase of $750, or 88.5%, from the $847 reported for the three months ended March 31, 2017. Amortization expenses as a percentage of revenues were 8.3% and 7.9% for the three months ended March 31, 2018 and 2017, respectively. The increases are due to the amortization recorded on the intangibles acquired in the acquisitions during 2017 and 2018.

Other Income and Loss

Other loss for the three months ended March 31, 2018 was $1,760, an increase of $1,213, or 221.8%, from the $547 reported for the three months ended March 31, 2017. Other loss as a percentage of revenues was 9.1% and 5.1% for the three months ended March 31, 2018 and March 31, 2017, respectively.  Other loss for the three months ended March 31, 2018 and March 31, 2017 are composed primarily of interest expense on notes payable.

Interest expense for the three months ended March 31, 2018 increased due to the additional debt amount we incurred under our May 2017 amended and restated credit agreement and a higher interest rate payable on a portion of such debt.

Income Taxes

Provision for income tax expense was $183 and $142 for the three months ended March 31, 2018 and 2017, respectively, an increase of $41, or 28.9%, as a result of additional tax deductible goodwill acquired in 2017.

Net Income (Loss)

We incurred a net loss of $1,925, or $(0.15) per share, during the three months ended March 31, 2018, compared to net loss of $1,059, or $(0.12) per share, during the three months ended March 31, 2017. Net loss as a percentage of total revenues was 10.0% and 9.9% for the three months ended March 31, 2018 and 2017, respectively.

We intend to continue to implement our corporate strategy for growing our software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2018.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	March 31,	December 31,
	2018	2017
Working capital	$13,668	$17,026
Cash and cash equivalents	25,808	27,792

	For the Three Months Ended
	March 31,
	2018	2017
Net Cash provided by (used in) operating activities	$(896)	$(1,185)
Net Cash used in investing activities	(38,071)	(6,557)
Net Cash provided by (used in) financing activities	36,976	(2,700)

Working Capital.  We had working capital of $13,688 at March 31, 2018, a decrease of $3,358 from working capital of $17,026 at December 31, 2017. Working capital at March 31, 2018 and December 31, 2017 includes $12,152 and $13,078 of short term deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. We attribute the decrease in our working capital to the use of $25,432 of cash to fund the acquisitions of TelePayroll, Pay Systems and Savers Admin in the first quarter of 2018.

Operating Activities.  Net cash used in operating activities was $896 for the three months ended March 31, 2018. The $896 of cash used in operating activities during the first three months of 2018 was primarily driven by a net loss of $1,925, an increase in accrued expenses and other long-term obligations of $2,040, an increase in accounts payables of $666 and non-cash adjustments to net loss of $2,534. This was offset by an increase in prepaids and other assets of $2,182, a decrease in deferred revenue of $1,265, and an increase in accounts receivable $535. The $1,185 of cash used in operating activities during the first quarter of 2017 was primarily driven by an increase in prepaid expenses and other assets of $1,004, a decrease in deferred revenue of $516, and an increase in accounts receivable of $366. This was offset by an increase in accounts payable of $598.

Investing Activities.  Net cash used in investing activities was $38,071 and $6,557 for the three months ended March 31, 2018 and 2017, respectively. Cash used in investing for the three months ended March 31, 2018 is primarily due to the acquisitions of TelePayroll, Pay Systems and Savers in January 2018 and the funding of our April 2018 acquisitions, and a decrease in funds held for clients. Cash used in investing for the three months ended March 31, 2017 is primarily due to the acquisitions of PMSI, CPI and PSNW in January 2017, offset by a decrease in funds held for clients.

Financing Activities.  Net cash provided by financing activities was $36,976 for the three months ended March 31, 2018. We incurred $39,129 of indebtedness. This was offset by debt financing fees of $1,577. Cash used in financing activities was $2,700 for the three months ended March 31, 2017. We incurred $5,000 of debt, offset by payments on debt of $6,069 and client fund obligations of $1,485.

Sources of Liquidity. As of March 31, 2018, Asure’s principal sources of liquidity consisted of $25,808 of cash and cash equivalents, cash we expect to generate in the future from our business operations, and $2,621 available for borrowing under our revolving line of credit with Wells Fargo. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. However, we will need to raise additional capital or incur additional indebtedness to grow our existing business operations and to seek additional strategic acquisitions in the near future.

Our management team is focused on growing our existing software operations and is seeking additional strategic acquisitions for the near future. At present, we plan to fund any future acquisition with existing cash and cash equivalents, cash we expect to generate in the future from our business operations, funds under credit facilities, and cash generated from the issuance of equity or debt securities.

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

Capital Resources. At March 31, 2018, we had $105,000 outstanding under our Restated Credit Agreement with Wells Fargo and Goldman Sachs. Available funds were $2,621 under the line of credit at March 31, 2018. For further discussion regarding our Second and Restated Credit Agreement and debt financing arrangements, see Note 6 to the accompanying condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

COMMITMENTS AND CONTINGENCIES

None.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations as of March 31, 2018 are as follows:

	Payments Due by Period

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Debt obligations (a)	$118,763	$8,012	$10,182	$100,569	$-

Interest obligations (b)	35,071	8,562	25,068	1,441	-

Capital /Financing lease obligations	227	141	86	-	-

Operating lease obligations	9,967	2,322	3,782	2,683	1,180

Total	$164,028	$19,037	$39,118	$104,693	$1,180

(a)	These amounts represent the aggregate principal amounts of our debt obligations. See Note 6 to the accompanying condensed consolidated financial statements for details of our debt obligations.
(b)	These amounts represent the aggregate interest obligations of our debt. See Note 6 to the accompanying condensed consolidated financial statements for details of our interest obligations.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2018, we adopted ASC Topic 606. Refer to Note 2 in Item 1 of this Form 10-Q for disclosure of the changes related to this adoption. There have been no additional material changes to our critical accounting policies as discussed in our 2017 Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure from market risks from those disclosed in our 2017 Annual Report on Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2018, we were not party to any pending legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2018, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2018, we issued 91,848 shares of common stock in connection with the TelePayroll acquisition. The issuance and sale of such shares of common stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 10, 2018	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 10, 2018	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer