Form 10-Q
period 2018-06-30
ASURE SOFTWARE INC
filed 2018-08-09
CIK 884144

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the registrant had outstanding 15,222,717 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$46,845	$27,792
Accounts receivable, net of allowance for doubtful accounts of $583 and $425 at June 30, 2018 and December 31, 2017, respectively	18,126	13,361
Inventory	1,911	509
Prepaid expenses and other current assets	3,547	2,588
Total current assets before funds held for clients	70,429	44,250
Funds held for clients	48,856	42,328
Total current assets	119,285	86,578
Property and equipment, net	6,812	5,217
Goodwill	96,660	77,348
Intangible assets, net	63,172	33,554
Other assets	2,272	614
Total assets	$288,201	$203,311
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$5,196	$8,895
Revolving line of credit	2,161	-
Accounts payable	2,913	1,912
Accrued compensation and benefits	2,582	2,477
Other accrued liabilities	2,480	862
Deferred revenue	12,229	13,078
Total current liabilities before client fund obligations	27,561	27,224
Client fund obligations	49,700	42,328
Total current liabilities	77,261	69,552
Long-term liabilities:
Deferred revenue	1,036	1,125
Deferred tax liability	2,369	1,070
Notes payable, net of current portion and debt issuance cost	106,420	66,973
Other liabilities	1,029	817
Total long-term liabilities	110,854	69,985
Total liabilities	188,115	139,537
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 22,000 and 11,000 shares authorized; 15,382 and 12,876 shares issued, 14,998 and 12,492 shares outstanding at June 30, 2018 and December 31, 2017, respectively	154	129
Treasury stock at cost, 384 shares at June 30, 2018 and December 31, 2017	(5,017)	(5,017)
Additional paid-in capital	387,234	346,322
Accumulated deficit	(281,788)	(277,597)
Accumulated other comprehensive loss	(497)	(63)
Total stockholders’ equity	100,086	63,774
Total liabilities and stockholders’ equity	$288,201	$203,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2018	2017	2018	2017
Revenue:
Cloud	$16,322	$8,826	$32,759	$16,662
Hardware	1,436	1,560	2,155	2,648
Maintenance and support	1,548	1,446	2,721	2,548
Professional services	2,461	1,048	3,436	1,749
Total revenue	21,767	12,880	41,071	23,607

Cost of sales	7,220	2,826	12,777	5,264
Gross margin	14,547	10,054	28,294	18,343

Operating expenses
Selling, general and administrative	11,633	8,784	22,342	15,827
Research and development	1,558	836	2,981	1,605
Amortization of intangible assets	1,994	1,042	3,591	1,889
Total operating expenses	15,185	10,662	28,914	19,321

Income (Loss) from operations	(638)	(608)	(620)	(978)

Other income (loss)
Interest expense and other	(2,722)	(1,088)	(4,482)	(1,635)
Total other loss, net	(2,722)	(1,088)	(4,482)	(1,635)

Income (loss) from operations before income taxes	(3,360)	(1,696)	(5,102)	(2,613)
Income tax provision	(408)	(141)	(591)	(283)
Net income (loss)	$(3,768)	$(1,837)	$(5,693)	$(2,896)
Other comprehensive income (loss)
Foreign currency gain (loss)	(437)	(23)	(434)	(57)
Other comprehensive income (loss)	$(4,205)	(1,860)	$(6,127)	$(2,953)

Basic and diluted net income (loss) per share
Basic	$(0.29)	$(0.18)	$(0.45)	$(0.31)
Diluted	$(0.29)	$(0.18)	$(0.45)	$(0.31)
Weighted average basic and diluted shares
Basic	12,939,000	9,980,000	12,762,000	9,307,000
Diluted	12,939,000	9,980,000	12,762,000	9,307,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,693)	$(2,896)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	5,279	2,553
Provision for doubtful accounts	474	150
Share-based compensation	523	225
Changes in operating assets and liabilities:
Accounts receivable	(2,576)	(3,486)
Inventory	(745)	(2)
Prepaid expenses and other assets	(52)	(891)
Accounts payable	(280)	(244)
Accrued expenses and other long-term obligations	(632)	9
Deferred revenue	(1,294)	973
Net cash used in operating activities	(4,996)	(3,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(44,167)	(43,698)
Purchases of property and equipment	(738)	(782)
Software capitalization costs	(1,563)	-
Net change in funds held for clients	18,497	3,657
Net cash used in investing activities	(27,971)	(40,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	36,750	45,777
Payments on notes payable	(5,388)	(6,391)
Proceeds from revolving line of credit	4,540	-
Payments on revolving line of credit	(2,379)
Net proceeds from issuance of common stock	39,220	27,916
Debt financing fees	(1,661)	(1,433)
Payments on capital leases	(68)	(91)
Net change in client fund obligations	(18,497)	(3,602)
Net cash provided by financing activities	52,517	62,176

Effect of foreign exchange rates	(497)	(92)

Net increase in cash and cash equivalents	19,053	17,652
Cash and cash equivalents at beginning of period	27,792	12,767
Cash and cash equivalents at end of period	$46,845	$30,419

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$3,525	$889
Income taxes	26	-
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	5,812	8,165
Equity issued in connection with acquisitions	$1,200	21,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) and Workplace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enable more than 100,000 clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, Human Resources (“HR”) consulting, and time and labor management as well as a full suite of workspace management solutions for conference room scheduling, desk sharing programs, and real estate optimization. We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and through additional offices in Alabama, Florida, Massachusetts, Michigan, Oregon, Vermont, Washington, and the United Kingdom, and as a result of 2018 acquisitions, we also lease office space in California, Iowa, Tennessee, and North Carolina, and as of July 1, 2018, in Georgia and New York.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications were made to conform to the current period presentation in the condensed consolidated balance sheets. These reclassifications include a reclassification to the long-term deferred tax liability.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and June 30, 2017, and the cash flows for the six months ended June 30, 2018 and June 30, 2017.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2017.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

LIQUIDITY

In April 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $175,000 (which includes approximately $60,000 of unsold securities that were previously registered on our currently effective registration statements). The shelf registration statement relating to these securities became effective on April 16, 2018.

In June 2018, we completed an underwritten public offering in which we sold an aggregate of 2,375,000 shares of our common stock at a public offering price of $17.50 per share. We realized net proceeds of approximately $38,910 after deducting underwriting discounts and estimated offering expenses.

As of June 30, 2018, our principal sources of liquidity consisted of $46,845 of cash and cash equivalents, cash we expect to generate in the future from our business operations, and $2,839 available for borrowing under our revolving line of credit with Wells Fargo discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from the issuance of the condensed consolidated financial statements. However, we will need to raise additional capital or incur additional indebtedness to grow our existing software operations and to seek additional strategic acquisitions in the near future.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Management is focused on growing our existing product offering, as well as our customer base, to increase our recurring revenue. We have made and will continue to explore additional strategic acquisitions. We expect to fund any future acquisitions with equity, available cash, cash we expect to generate in the future from our business operations, funds under our credit facilities, and cash generated from the issuance of equity or debt securities.

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

In our evaluation of the Company’s ability to continue as a going concern in accordance with ASU 2014-15, we have considered factors such as the Company’s historical and forecasted results of operations and cash flows from operations, and, subject to the foregoing, we do not believe there is substantial doubt regarding the Company’s ability to continue as a going concern. We believe that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months from the issuance of these condensed consolidated financial statements and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 (“Topic 606”) “Revenue from Contracts with Customers) supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows, or financial position. The initial application was applied to all contracts at the date of initial application.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results of reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a $1,502 cumulative effect adjustment to opening retained earnings as of January 1, 2018 related to an increase in deferred commissions.  There was no impact to revenue as a result of applying Topic 606.

The primary impact of adopting Topic 606 is to sales commissions related to onboarding new clients that were previously expensed.  Under the new standard, these costs are now capitalized as deferred commissions and amortized over the estimated customer life of five to ten years.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The impact from the adoption of Topic 606 to our consolidated balance sheet and income statement as of and for the three and six months ended June 30, 2018, are as follows:

	June 30, 2018	Balance Using Previous Standard	Increase (Decrease)
Balance Sheet
Assets
Prepaid expenses and other current assets	$3,547	$3,446	$101
Total current assets before funds held for clients	70,429	70,328	101
Total current assets	119,285	119,184	101
Other assets	2,272	666	1,606
Total assets	$288,201	$286,494	$1,707

Liabilities and stockholders’ equity
Accumulated deficit	(281,788)	(280,081)	1,707
Total stockholders’ equity	100,086	101,793	1,707
Total liabilities and stockholders’ equity	$288,201	$286,494	$1,707

	For the Three Months Ended June 30, 2018	Balance Using Previous Standard	Increase (Decrease)
Income Statement
Operating expenses
Selling, general and administrative	11,633	11,892	(259)
Total operating expenses	15,185	15,444	(259)
Gain (Loss) from operations	(638)	(897)	(259)
Loss from operations before income tax	(3,360)	(3,619)	(259)
Net Loss	$(3,768)	$(4,027)	$(259)
Other comprehensive loss	$(4,205)	$(4,464)	$(259)

	For the Six Months Ended June 30, 2018	Balance Using Previous Standard	Increase (Decrease)
Income Statement
Operating expenses
Selling, general and administrative	22,342	22,727	(385)
Total operating expenses	28,914	29,299	(385)
Gain (Loss) from operations	(620)	(1,005)	(385)
Loss from operations before income tax	(5,102)	(5,487)	(385)
Net Loss	$(5,693)	$(6,078)	$(385)
Other comprehensive loss	$(6,127)	$(6,512)	$(385)

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017. The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

REVENUE RECOGNITION

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.  There was no impact to revenue as a result of applying Topic 606 for the three and six months ended June 30, 2018.

Our revenue consist of software-as-a-service (“SaaS”) offerings and time-based software subscription license arrangements that also, typically include hardware, maintenance/support, and professional services elements.  We recognize revenue on an output basis when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.  We determine standalone selling prices based on the amount that we believe the market is willing to pay determined through historical analysis of sales data as well as through use of the residual approach when we can estimate the standalone selling price for one or more, but not all, of the promised goods or services.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

SaaS arrangements and time-based software subscriptions typically have an initial term ranging from one to three years and are renewable on an annual basis.  A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Cloud revenue on the Consolidated Statement of Comprehensive Loss. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.

Hardware devices sold to customers (typically time clocks, LCD panels, sensors and other peripheral devices) are sold as either a standard product sell arrangement where title to the hardware passes to the customer or under a hardware-as-a-service (“HaaS”) arrangement where the title to the hardware remains with Asure.  Revenue allocated to hardware sold as a standard product are recognized on an output basis when title passes to the customer, typically the date we ship the hardware. Revenue allocated to hardware under a hardware-as-a-service (“HaaS”) arrangement are recognized on an output basis, recorded ratably as the service is provided over the non-cancellable term of the HaaS arrangement, typically one year.  Revenue recognized from hardware devices sold to customers via either of the two above types of arrangements are reported as Hardware revenue on the Consolidated Statement of Comprehensive Loss.

Our professional services offerings typically include data migration, set up, training, and implementation services.  Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later.  We can reasonably estimate professional services performed for a fixed fee and we recognize allocated revenue on an output basis on a proportional performance basis as the service is provided. We recognize allocated revenue on an output basis for professional services engagements billed on a time and materials basis as the service is provided.  We recognize allocated revenue on an output basis on all other professional services engagements upon the earlier of the completion of the service’s deliverable or the expiration of the customer’s right to receive the service.  Revenue recognized from professional services offerings are reported as Professional service revenue on the Consolidated Statement of Comprehensive Loss.

We recognize allocated revenue for maintenance/support on an output basis ratably over the non-cancellable term of the support agreement.  Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.  Revenue recognized from maintenance/support are reported as Maintenance and support revenue on the Consolidated Statement of Comprehensive Loss.

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

Deferred revenue includes amounts invoiced to customers in excess of revenue we recognize, and is comprised of deferred Cloud, HaaS, Maintenance and support, and Professional services revenue.  We recognize deferred revenue when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2018, we were not party to any pending legal proceedings.

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

At June 30, 2018, we had $13,000 in money market funds, classified as cash equivalents.

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively:

		Fair Value Measure at June 30, 2018
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Market	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$46,845	$46,845	$-	$-
Total	$46,845	$46,845	$-	$-
Liabilities:
Contingent consideration	489	$-	$-	$489
Total	$489	$-	$-	$489

		Fair Value Measure at December 31, 2017
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$27,792	$27,792	$-	$-
Total	$27,792	$27,792	$-	$-

The following summarizes quantitative information about Level 3 fair value measurements.

Contingent consideration

In connection with the acquisition of all of the assets of a provider of outsourced human resources, consulting, and professional services in April 2018, we recorded contingent consideration based upon the expected achievement of certain milestone goals. We will record any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability of achieving each outcome. Management estimates probabilities and then applies them to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios. The Company retained a third party expert to assist in determining the value of the contingent consideration as of April 1, 2018.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

As of April 1, 2018, the third party expert determined the value of the contingent consideration for the acquisition was $489. The valuation of the contingent consideration was based on a Monte Carlo simulation model for fiscal 2017 to 2019. Management provided revenue projections (an unobservable input) of $3,075 (partial year), and $4,408 for fiscal 2018 (partial year) and fiscal 2019, respectively.

The following table summarizes the annual changes in our contingent consideration:

Balance at December 31, 2017	$-
Contingent consideration recognized upon acquisition	489
Balance at June 30, 2018	$489

Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value.

NOTE 4 – ACQUISITIONS

2018 Acquisitions

In January 2018, we acquired all of the outstanding shares of common stock of Pay Systems of America, Inc. (“Pay Systems”), a provider of HR, payroll and employee benefits services. The aggregate consideration for the shares consisted of (i) $14,152 in cash and (ii) a subordinated promissory note (the “Pay Systems Note”) in the principal amount of $1,572 subject to adjustment, We funded the cash payment with cash on hand. The Pay Systems Note bears interest at an annual rate of 2.0% and is payable in two installments – one-half, plus accrued interest, on July 1, 2018 and the remaining principal balance and accrued interest on January 1, 2019.

In January 2018, we also completed the acquisitions of two other companies that are current resellers of our leading Human Resource Information System platform (“Evolution HCM”). We funded these two acquisitions with cash on hand, subordinated promissory notes and shares of Asure common stock.

In April 2018, we acquired all of the assets of a provider of outsourced HR, consulting, and professional services around payroll and employee benefits; and we acquired all of the share capital of a provider of a sensor-based solution that allows organizations across the world to streamline operations, create efficiencies, enhance productivity, and analyze employee engagement. We funded these acquisitions with cash (using borrowed funds under our Second Restated Credit Agreement) and subordinated promissory notes.

In April 2018, we also purchased a portfolio of customer accounts and the related contracts for payroll processing services (known as Evolution Payroll) from Wells Fargo Bank, N.A. for an aggregate purchase price of $10,450. The aggregate purchase price consisted of (i) $10,000 in cash and (ii) a subordinated promissory note (the “Evolution Payroll Note”) in the principal amount of $450. The Evolution Payroll Note bears interest at an annual rate of 2.0%, and the unpaid principal and all accrued interest under the Evolution Payroll Note is payable on April 9, 2020. To finance this transaction, we borrowed approximately $10,000 under our Second Restated Credit Agreement.

Except for the purchase of Pay Systems of America, Inc. and the Evolution Payroll portfolio, the 2018 acquisitions, individually, were not material to our results of operations, financial position, or cash flows. We have treated the purchase of the Evolution Payroll portfolio as an acquisition of assets, rather than as an acquisition of a business.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Purchase Price Allocation

Following is the purchase price allocation for the 2018 business acquisitions. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for these acquisitions upon preliminary calculations and valuations.  Our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets and liabilities acquired, and income and non-income based taxes.

We recorded the transactions, with the exception of the Evolution Payroll portfolio purchase, using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $22,680 of intangible assets subject to amortization consist of $18,700 allocated to Customer Relationships, $2,100 for Developed Technology, $1,550 for Trade Names, and $330 for Noncompete Agreements.  To value the Trade Names, we employed the relief from royalty method under the market approach. For the Noncompete Agreements, we employed a form of the income approach which analyzes the Company’s profitability with these assets in place, in contrast to the Company’s profitability without them. For the Customer Relationships and Developed Technology, we employed a form of the excess earnings method, which is a form of the income approach. The discount rate used in valuing these assets ranged from 13.0% to 33.0%, which reflects the risk associated with the intangible assets related to the other assets and the overall business operations to us. We estimated the fair values of the Trade Names using the relief from royalty method based upon a 1.0% royalty rate.

We believe significant synergies are expected to arise from these strategic acquisitions. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be deductible for tax purposes.

Assets Acquired	Pay Systems	Others	Total
Cash & cash equivalents	$767	$600	$1,367
Accounts receivable	54	2,609	2,663
Fixed assets	121	39	160
Inventory	-	657	657
Other assets	49	1,014	1,063
Funds held for clients	10,976	14,050	25,026
Goodwill	8,871	10,373	19,244
Intangibles	7,240	15,440	22,680
Total assets acquired	$28,078	$44,782	$72,860

Liabilities assumed
Accounts payable	113	1,170	1,282
Accrued other liabilities	951	2,983	3,935
Deferred revenue	-	355	355
Client fund obligations	11,820	14,050	25,870
Total liabilities assumed	12,884	18,558	31,442

Net assets acquired	$15,194	$26,224	$41,418

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	Pay Systems	Others	Total
Purchase price	$15,724	$27,950	$43,674
Working capital adjustment	(469)	210	(259)
Adjustment to fair value of contingent liability	-	(1,761)	(1,761)
Adjustment to fair value of Asure’s stock	-	(104)	(104)
Debt discount	(61)	(71)	(132)
Fair value of net assets acquired	$15,194	$26,224	$41,418

The purchase of the Evolution Payroll portfolio has been accounted for as an asset acquisition under the acquisition method of accounting. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business. Since the acquisition was determined to be an asset acquisition, the total value of the purchase consideration is allocated to the asset acquired. Management assessed the fair value of the promissory note and cash consideration as of April 1, 2018, which was as follows:

Fair Value
Cash	$10,000
Promissory note	450
Debt discount	(46)
Total	$10,404

Fair value of asset acquired, Customer Relationships	$10,404

As an asset acquisition, we also capitalized approximately $40 of total costs incurred to complete the acquisition consisting of legal fees of approximately $30 and accounting fees of approximately $10. The total intangible asset of $10,444 is recorded in our consolidated balance sheet within Intangible Assets- Customer Relationships, and is being amortized over its estimated useful life of eight years.

Transaction costs incurred for the 2018 business acquisitions were $1,308 and $2,301 in the three and six months ended June 30, 2018, respectively, and were expensed as incurred and included in selling, general and administrative expenses.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operations for the three and six months ended June 30, 2018 and June 30, 2017 gives effect to our 2017 and 2018 acquisitions as if we had completed them on January 1, 2017. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as of January 1, 2017, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE THREE MONTHS ENDED JUNE 30, 2017
Revenue	$21,868	$22,111
Net income (loss)	$(2,457)	$(2,053)
Net income (loss) per common share:
Basic and diluted	$(0.19)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	12,939	11,021

	FOR THE SIX MONTHS ENDED JUNE 30,	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017
Revenue	$43,425	$43,983
Net income (loss)	$(3,710)	$(2,787)
Net income (loss) per common share:
Basic and diluted	$(0.29)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	$12,762	$10,658

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

We accounted for our historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Our goodwill relates to acquisitions from 2011 through 2018.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the changes in our goodwill:

Balance at December 31, 2017	$77,348
Goodwill recognized upon acquisitions	19,244
Adjustment to Goodwill associated with acquisitions	297
Foreign exchange adjustment to goodwill	(229)
Balance at June 30, 2018	$96,660

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2018 and December 31, 2017 are as follows:

		June 30, 2018
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,875	$(5,981)	$8,894
Customer Relationships	9.1	66,218	(16,088)	50,130
Reseller Relationships	7.0	853	(823)	30
Trade Names	11.7	4,427	(1,041)	3,386
Noncompete	5.1	1,022	(290)	732
	8.6	$87,395	$(24,223)	$63,172

		December 31, 2017
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.7	$11,925	$(5,010)	$6,915
Customer Relationships	9.5	37,096	(13,142)	23,954
Reseller Relationships	7.0	853	(761)	92
Trade Names	10.4	2,915	(884)	2,031
Noncompete Agreements	6.1	692	(130)	562
	8.8	$53,481	$(19,927)	$33,554

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended June 30, 2018 and 2017 were $1,994 and $1,042, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $437 and $107 for the three months ended March 31, 2018 and 2017, respectively. Amortization expenses for the six months ended June 30, 2018 and 2017 were $3,591 and $1,889 included in Operating Expenses, and $734 and $213, respectively, included in Cost of Sales.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2018:

Calendar Years
2018 (July to December)	$4,793
2019	8,936
2020	8,101
2021	7,635
2022	7,308
2023	6,107
Thereafter	19,307
Total	$62,187
Developed Technology not yet in service	985
Net Intangible Assets	$63,172

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of June 30, 2018	Balance as of December 31, 2017
Subordinated Notes Payable- acquisitions	1/1/2019 – 5/25/2022	2.00% - 3.50%	10,507	9,847
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	10.55%	52,369	34,125
Term Loan - Wells Fargo	5/25/2022	5.55%	52,369	34,125
Total Notes Payable			$115,245	$78,097
Short-term notes payable			$5,312	$8,895
Long-term notes payable			$109,933	$69,202

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

Notes Payable	Gross Notes Payable at June 30, 2018	Debt Issuance Costs and Debt Discount	Net Notes Payable at June 30, 2018
Notes payable, current portion	$5,312	$(116)	$5,196
Notes payable, net of current portion	109,933	(3,513)	106,420
Total Notes Payable	$115,245	$(3,629)	$111,616

Notes Payable	Gross Notes Payable at December 31, 2017	Debt Issuance Costs and Debt Discount	Net Notes Payable at December 31, 2017
Notes payable, current portion	$8,895	$-	$8,895
Notes payable, net of current portion	69,202	(2,229)	66,973
Total Notes Payable	$78,097	$(2,229)	$75,868

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2018 (July to December)	$895
December 31, 2019	6,779
December 31, 2020	6,050
December 31, 2021	4,889
December 31, 2022	96,632
Gross Notes Payable	$115,245

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

Second Amended and Restated Credit Agreement

In March 2018, we entered into a second amended and restated credit agreement (the “Second Restated Credit Agreement”) with Wells Fargo Bank, National Association, and the lenders that are parties thereto, amending and restating the terms of the Amended and Restated Credit Agreement dated as of May 2017.

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

The outstanding principal amount of the term loans is payable as follows:

●

$263 beginning on June 30, 2018 and the last day of each fiscal quarter thereafter up to March 31, 2020, plus an additional amount equal to 0.25% of the principal amount of all delayed draw term loans;

●

$656 beginning on June 30, 2020 and the last day of each fiscal quarter thereafter up to March 31, 2021, plus an additional amount equal to 0.625% of the principal amount of all delayed draw term loans; and

●	$1,313 beginning on June 30, 2021 and the last day of each fiscal quarter thereafter, plus an additional amount equal to 1.25% of the principal amount of all delayed draw term loans.

The outstanding principal balance and all accrued and unpaid interest on the term and revolving loans is due on May 25, 2022.

The Second Restated Credit Agreement also:

●

amends our leverage ratio covenant to increase the maximum ratio to  6.50:1 at March 31, 2018 and June 30, 2018, 6.00:1 at September 30, 2018 and December 31, 2018 and then stepping down each quarter-end thereafter;

●	amends our fixed charge coverage ratio to be not less than 1.25:1 at March 31, 2018 and each quarter-end thereafter; and
●	removes the TTM recurring revenue covenant.

As of June 30, 2018 and December 31, 2017, $2,161 and $0 was outstanding and $2,839 and $5,000, respectively, were available for borrowing under the revolver.

As of June 30, 2018, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

NOTE 7 – Contracts with Customers

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $583, were $15,872 at June 30, 2018.  Receivables from contracts with customers, net of allowance for doubtful accounts of $425, were $12,032 at December 31, 2017.

Deferred Commissions

Deferred commissions costs from contracts with customers were $2,565 and $636 at June 30, 2018 and December 31, 2017, respectively.  The amount of amortization recognized in the period was $396.

Deferred Revenue

Revenue of $3,290 was recognized during the three months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, approximately $25,494 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 8 – SHARE BASED COMPENSATION

In May 2018, our stockholders approved the Asure Software, Inc. 2018 Incentive Award Plan (the “2018 Plan”).  The 2018 Plan is intended to replace our 2009 Plan. The 2018 Plan supersedes and replaces in its entirety the 2009 Plan, and no further awards will be granted under the 2009 Plan; however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 750,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2018 Plan. We have 1,394,246 options granted and outstanding and 356,608 shares available for grant pursuant to the 2018 Plan as of June 30, 2018.

Share based compensation for our stock option plans for the three months ended June 30, 2018 and June 30, 2017 were $329 and $171, respectively, and $523 and $225 for the six months ended June 30, 2018 and 2017, respectively. We issued 26,000 shares of common stock related to exercises of stock options for the three months ended June 30, 2018 and 29,000 for the three months ended June 30, 2017, respectively.

NOTE 9 – OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive income (loss) includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2017	$(63)	$(63)
Other comprehensive loss before reclassifications	(434)	(434)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(434)	(434)
Ending balance, June 30, 2018	$(497)	$(497)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2018
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(437)	$—	$(437)

Other comprehensive loss	$(437)	$—	$(437)

	Six Months Ended June 30, 2018
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(434)	$—	$(434)

Other comprehensive loss	$(434)	$—	$(434)

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 10 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 1,394,000 shares for the three and six months ended June 30, 2018, and 857,000 shares for the six months ended June 30, 2017 from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2018 and June 30, 2017:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(3,768)	$(1,837)	$(5,693)	$(2,896)

Weighted-average shares of common stock outstanding	12,939,000	9,980,000	12,762,000	9,307,000
Dilutive effect of employee stock options	-	-	-	-
Weighted average shares for diluted net income (loss) per share	12,939,000	9,980,000	12,762,000	9,307,000
Basic net income (loss) per share	$(0.29)	$(0.18)	$(0.45)	$(0.31)
Diluted net income (loss) per share	$(0.29)	$(0.18)	$(0.45)	$(0.31)

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2018, and events which occurred subsequent to June 30, 2018 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements except as follows:

In July 2018, we acquired all of the capital stock of USA Payrolls Inc. (“USA Payroll”), a payroll processing company based in Rochester, New York and a licensee of our Evolution software. We issued 225,089 unregistered shares of our common stock in partial payment for the purchase price of the shares we acquired from the shareholders of USA Payroll. The shares were valued at $3,600 based on a volume weighted average of the closing prices of our common stock during a 90-day period.

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

OVERVIEW

The following review of Asure’s financial position as of June 30, 2018 and December 31, 2017 and the results of operations and cash flows for the three and six months ended June 30, 2018 and June 30, 2017 should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading provider of Human Capital Management (“HCM”) and Workplace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enable more than 100,000 clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, HR consulting, and time and labor management as well as a full suite of Agile Workplace solutions for conference room scheduling, desk sharing programs, and real estate optimization.

Asure’s platform vision is to help clients proactively manage costs associated with their three most expensive assets, real estate, labor and technology, while creating an employee experience that fosters efficiency, productivity and engagement.

The Asure product strategy is driven by three primary trends in the market: mobilization, globalization and technology.  Asure offers four product lines: AsureSpace™, AsureForce®, AsureHCM and AsureEvolution. AsureHCM and AsureEvolution are our Mid-market and SMB/Channel HCM platforms respectively, which include AsureBenefits and AsureConsulting. AsureSpace™ Agile Workplace solutions enable organizations to optimize their real estate investment and create a digital workplace that empowers mobile and virtual employees, while streamlining internal operations.  AsureForce® Time and Labor Management helps organizations optimize their workforce while controlling labor administration costs and activities.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Gross margin	66.8	78.1	68.9	77.7
Selling, general and administrative	53.4	68.2	54.4	67.0
Research and development	7.2	6.5	7.3	6.8
Amortization of intangible assets	9.2	8.1	8.7	8.0
Total operating expenses	69.8	82.8	70.4	81.8
Other loss, net	(12.5)	(8.4)	(10.9)	(6.9)
Net income (loss)	(17.3)	(14.3)	(13.9)	(12.3)

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources (in thousands):

	FOR THE THREE MONTHS ENDED June 30,		Increase
Revenue	2018	2017	(Decrease)%
Cloud	$16,322	$8,826	$7,496	84.9
Hardware	1,436	1,560	(124)	(7.9)
Maintenance and support	1,548	1,446	102	7.1
Professional services	2,461	1,048	1,413	134.8
Total revenue	$21,767	$12,880	$8,887	69.0

	FOR THE SIX MONTHS ENDED June 30,		Increase
Revenue	2018	2017	(Decrease)%
Cloud	$32,759	$16,662	$16,097	96.6
Hardware	2,155	2,648	(493)	(18.6)
Maintenance and support	2,721	2,548	173	6.8
Professional services	3,436	1,749	1,687	96.5
Total revenue	$41,071	$23,607	$17,464	74.0

Total revenue represents our consolidated revenue, including sales of our scheduling software, time and attendance and human resource software, as well as complementary hardware devices to enhance our software products. Most product groupings include cloud revenue, hardware revenue, maintenance and support revenue, as well as installation and services and other professional services revenue.  Revenue mix varies by product.

Revenue for the three months ended June 30, 2018 was $21,767, an increase of $8,887, or 69.0%, from the $12,880 reported for the three months ended June 30, 2017. The largest increase was in cloud revenue, which increased $7,496, or 84.9% from the second quarter of 2017. Cloud revenue increased primarily due to our 2017 and 2018 acquisitions and our continued emphasis on selling integrated cloud based solutions. Professional services revenue also increased as compared to the three months ended June 30, 2017, due to an increase in consulting services and maintenance and support services.

Revenue for the six months ended June 30, 2018 were $41,071, an increase of $17,464, or 74.0%, from the $23,607 reported for the six months ended June 30, 2017.  This increase was primarily due to an increase in cloud and professional services revenue. Cloud revenue increased $16,097, or 96.6%, primarily as a result of the cloud revenue recognized by the 2017 and 2018 acquisitions and our continued emphasis on selling integrated cloud based solutions. Professional services revenue also increased as compared to the six months ended June 30, 2017, due to an increase in consulting services and maintenance and support revenue offset by slight reduction in hardware revenue.

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

In addition to continuing to develop our workforce and Agile Workplace management solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.  All three of the January 2018 acquisitions are current resellers of Asure’s leading Human Resource Information System platform, Evolution. These acquisitions provide us with significant customer, product and financial synergies. Our two April 2018 acquisitions provide workspace utilization technology and is intended to complement our Agile Workplace products and provide human resources management, consulting, executive coaching and leadership development services. In addition, we entered into a purchase agreement with Wells Fargo Bank, N.A., a national banking association, pursuant to which we purchased a portfolio of customer accounts and the related contracts for payroll processing services. These transactions provide us with substantial clients, service offerings and financial synergies.  They are in line with our overall strategy to expand Asure’s footprint nationwide, while providing opportunities to enhance our service offerings and penetrate emerging growth markets.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2018 was $14,547, an increase of $4,493, or 44.7%, from the $10,054 reported for the three months ended June 30, 2017. Gross profit increased in line with the increase in revenue. However, due to a shift in product mix, gross margin as a percentage of revenue decreased to 66.8% from 78.1% for the three months ended June 30, 2018 and June 30, 2017, respectively. Consolidated gross margin for the six months ended June 30, 2018 was $28,294, an increase of $9,951 or 54.2%, from the $18,343 reported for the six months ended June 30, 2017.  Gross margins as a percentage of revenue were 68.9% and 77.7% for the six months ended June 30, 2018 and 2017, respectively. HCM revenue, which typically has lower gross margins, represents a larger portion of our revenue mix, therefore, resulting in a decrease in the gross margin as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2018 were $11,633, an increase of $2,849, or 32.4%, from the $8,784 reported for the three months ended June 30, 2017.  SG&A expenses as a percentage of revenue were 53.4% and 68.2% for the three months ended June 30, 2018 and June 30, 2017, respectively.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2018 were $22,342, an increase of $6,515, or 41.2%, from the $15,827 reported for the six months ended June 30, 2017. SG&A expenses as a percentage of revenue were 54.4% and 67.0% for the six months ended June 30, 2018 and 2017, respectively.

SG&A expenses were higher in the three and six months ended June 30, 2018 as compared to the same period in 2017 primarily due to the acquisitions and integration expenses related to the acquisitions in 2017 and 2018. We continue to evaluate any unnecessary expenses and any increases in SG&A designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2018 were $1,558, an increase of $722, or 86.4%, from the $836 reported for the three months ended June 30, 2017. R&D expenses as a percentage of revenue were 7.2% and 6.5% for the three months ended June 30, 2018 and June 30, 2017, respectively.

Research and development (“R&D”) expenses for the six months ended June 30, 2018 were $2,981, an increase of $1,376, or 85.7%, from the $1,605 reported for the six months ended June 30, 2017. R&D expenses as a percentage of revenue were 7.3% and 6.8% for the six months ended June 30, 2018 and 2017, respectively.

We continue to enhance our products and technologies through organic improvements as well as through acquired intellectual property. We believe that our expanded investment in SaaS hosting, mobile and hardware technologies lays the ground work for broader market opportunities, and represents a key aspect of our competitive differentiation.  Native mobile applications, reporting and analytics, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and further improve our workforce management solutions.

Amortization of Intangible Assets

Amortization expenses for the three months ended June 30, 2018 were $1,994, an increase of $952, or 91.4%, from the $1,042 reported for the three months ended June 30, 2017. Amortization expenses as a percentage of revenue were 9.2% and 8.1% for the three months ended June 30, 2018 and 2017, respectively. Amortization expenses for the six months ended June 30, 2018 were $3,591, an increase of $1,702, or 90.1% compared to $1,889, reported for the six months ended June 30, 2017. Amortization expenses as a percentage of revenue were 8.7% and 8.0% for the six months ended June 30, 2018 and 2017, respectively. The increases are due to the amortization recorded on the intangibles acquired in the acquisitions during 2017 and 2018.

Other Income and Loss

Other loss for the three months ended June 30, 2018 was $2,722, an increase of $1,634, or 150.2%, from the $1,088 reported for the three months ended June 30, 2017. Other loss as a percentage of revenue was 12.5% and 8.4% for the three months ended June 30, 2018 and June 30, 2017, respectively. Other loss for the six months ended June 30, 2018 was $4,482, an increase of $2,847, or 174.1%, from the $1,635 reported for the six months ended June 30, 2017. Other expense as a percentage of revenue was 10.9% and 6.9% for the six months ended June 30, 2018 and 2017, respectively. Other loss for the three and six months ended June 30, 2018 and 2017 are composed primarily of interest expense on notes payable. The increases over the same periods in 2017 are primarily due to the additional debt amount we incurred under our amended and restated credit agreement and a higher interest rate payable on a portion of such debt.

Income Taxes

Provision for income tax expense was $408 and $141 for the three months ended June 30, 2018 and 2017, respectively, an increase of $267, or 189.4%. Provision for income tax expense for the six months ended June 30, 2018 was $591, an increase of $308, or 108.8%, from the $283 reported for the six months ended June 30, 2017, respectively. The increases over the same periods in 2017 are a result of additional tax deductible goodwill acquired in 2017.

Net Income (Loss)

We incurred a net loss of $3,768, or $(0.29) per share, during the three months ended June 30, 2018, compared to net loss of $1,837, or $(0.18) per share, during the three months ended June 30, 2017. Net loss as a percentage of total revenue was 17.3% and 14.3% for the three months ended June 30, 2018 and 2017, respectively.

We incurred a net loss of $5,693, or $(0.45) per share, during the six months ended June 30, 2018, compared to a net loss of $2,896, or $(0.31) per share reported for the six months ended June 30, 2017.  Net loss as a percentage of total revenue was 13.9% for the six months ended June 30, 2018 compared to net loss of 12.3% of total revenue for the six months ended June 30, 2017.

We intend to continue to implement our corporate strategy for growing our software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenue or achieve profitability during the remainder of fiscal year 2018.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	June 30,	December 31,
	2018	2017
Working capital	$42,868	$17,026
Cash and cash equivalents	46,845	27,792

	For the Six Months Ended
	June 30,
	2018	2017
Net Cash used in operating activities	$(4,996)	$(3,609)
Net Cash used in investing activities	(27,971)	(40,823)
Net Cash provided by financing activities	52,517	62,176

Working Capital.  We had working capital of $42,868 at June 30, 2018, an increase of $25,842 from working capital of $17,026 at December 31, 2017. Working capital at June 30, 2018 and December 31, 2017 includes $12,229 and $13,078 of short-term deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

We attribute the increase in our working capital to the sale of 2,375,000 shares of common stock through our public offering in June 2018. We realized net proceeds of approximately $38,910 after deducting underwriting discounts and estimated offering expenses. This is offset by the use of $44,932 of cash to fund the acquisitions in the first and second quarter of 2018.

Operating Activities.  Net cash used in operating activities was $4,996 for the six months ended June 30 2018. The $4,996 of cash used in operating activities during the first six months of 2018 was primarily driven by a net loss of $5,693, an increase in accounts receivable of $2,576, and a decrease in deferred revenue of $1,294. This was offset by non-cash adjustments of $6,276.

 Cash used in operating activities was $3,609 for the six months ended June 30, 2017. The $3,609 of cash used in operating activities during the first six months of 2017 was primarily driven by a net loss of $2,896, an increase in accounts receivable of $3,486, an increase in prepaids and other assets of $891, and a decrease in accounts payable of $244. This was offset by non-cash adjustments to net loss of $2,928, and an increase in deferred revenue of $973.

Investing Activities.   Net cash used in investing activities was $27,971 and $40,823 for the six months ended June 30, 2018 and 2017, respectively. Cash used in investing for the six months ended June 30, 2018 is primarily due to the acquisitions in January 2018 and the acquisitions in April 2018, offset by a decrease in funds held for clients. Cash used in investing for the six months ended June 30, 2017 is primarily due to the acquisitions in January 2017, and the acquisitions of iSystems and Compass in May 2017, offset by a decrease in funds held for clients.

Financing Activities. Net cash provided by financing activities of $52,517 for the six months ended June 30, 2018 was primarily due to $41,190 of indebtedness and net proceeds of approximately $39,220 from the issuance of our common stock in an underwritten public offering we completed in June 2018, partially offset by payments on debt of $7,667, debt financing fees of $1,661 and a change in client fund obligations of $18,497.

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

Sources of Liquidity. As of June 30, 2018, Asure’s principal sources of liquidity consisted of $46,845 of cash and cash equivalents, cash we expect to generate in the future from our business operations, and $2,839 available for borrowing under our revolving line of credit with Wells Fargo. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. However, we will need to raise additional capital or incur additional indebtedness to grow our existing business operations and to seek additional strategic acquisitions in the near future.

Our management team is focused on growing our existing software operations and is seeking additional strategic acquisitions for the near future. At present, we plan to fund any future acquisition with equity, existing cash and cash equivalents, cash we expect to generate in the future from our business operations, funds under credit facilities, and cash generated from the issuance of equity or debt securities.

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

Capital Resources. At June 30, 2018, we had $104,738 outstanding under our Second Restated Credit Agreement with Wells Fargo and Goldman Sachs. Available funds were $2,839 under the line of credit at June 30, 2018. For further discussion regarding our Second Restated Credit Agreement, see Note 6 to the accompanying condensed consolidated financial statements.

On June 18, 2018, we sold an aggregate of 2,375,000 shares of our common stock at a public offering price of $17.50 per share in an underwritten public offering. We realized net proceeds of approximately $38,910, after deducting underwriting discounts and estimated offering expenses. We intend to use the net proceeds from this offering for general corporate purposes. We may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, assets or technologies, although we have not entered into any definitive agreement with respect to any specific acquisitions at this time.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2018, we were not party to any pending legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2018, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by us during the second quarter of 2018.

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

101*

The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 9, 2018	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 9, 2018	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer