Form 10-Q
period 2018-09-30
ASURE SOFTWARE INC
filed 2018-11-09
CIK 884144

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, the registrant had outstanding 15,224,384 shares of its Common Stock, $0.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$19,194	$27,792
Accounts receivable, net of allowance for doubtful accounts of $706 and $425 at September 30, 2018 and December 31, 2017, respectively	18,824	13,361
Inventory	1,265	509
Prepaid expenses and other current assets	4,518	2,588
Total current assets before funds held for clients	43,801	44,250
Funds held for clients	71,176	42,328
Total current assets	114,977	86,578
Property and equipment, net	7,830	5,217
Goodwill	107,557	77,348
Intangible assets, net	75,823	33,554
Other assets	3,453	614
Total assets	$309,640	$203,311
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$4,502	$8,895
Accounts payable	4,025	1,912
Accrued compensation and benefits	2,551	2,477
Other accrued liabilities	2,246	862
Deferred revenue	12,110	13,078
Total current liabilities before client fund obligations	25,434	27,224
Client fund obligations	71,699	42,328
Total current liabilities	97,133	69,552
Long-term liabilities:
Deferred revenue	998	1,125
Deferred tax liability	2,198	1,070
Notes payable, net of current portion and debt issuance cost	108,566	66,973
Other liabilities	953	817
Total long-term liabilities	112,715	69,985
Total liabilities	209,848	139,537
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 22,000 shares authorized; 15,609 and 12,876 shares issued, 15,224 and 12,492 shares outstanding at September 30, 2018 and December 31, 2017, respectively	156	129
Treasury stock at cost, 384 shares at September 30, 2018 and December 31, 2017	(5,017)	(5,017)
Additional paid-in capital	390,834	346,322
Accumulated deficit	(285,372)	(277,597)
Accumulated other comprehensive loss	(809)	(63)
Total stockholders’ equity	99,792	63,774
Total liabilities and stockholders’ equity	$309,640	$203,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2018	2017	2018	2017
Revenue:
Cloud	$18,390	$11,062	$51,149	$27,724
Hardware	1,457	1,003	3,612	3,651
Maintenance and support	1,264	1,777	3,985	4,325
Professional services	2,347	1,685	5,783	3,434
Total revenue	23,458	15,527	64,529	39,134

Cost of sales	8,471	3,396	21,248	8,660
Gross profit	14,987	12,131	43,281	30,474

Operating expenses
Selling, general and administrative	11,052	9,459	33,394	25,286
Research and development	3,514	883	6,495	2,488
Amortization of intangible assets	2,447	1,341	6,038	3,230
Total operating expenses	17,013	11,683	45,927	31,004

Income (Loss) from operations	(2,026)	448	(2,646)	(530)

Other income (loss)
Interest expense, net	(2,350)	(1,644)	(6,832)	(3,279)
Other income	489	-	489	-
Total other loss, net	(1,861)	(1,644)	(6,343)	(3,279)

Income (loss) from operations before income taxes	(3,887)	(1,196)	(8,989)	(3,809)
Income tax provision	303	(85)	(288)	(368)
Net income (loss)	$(3,584)	$(1,281)	$(9,277)	$(4,177)
Other comprehensive income (loss)
Foreign currency gain (loss)	(211)	(6)	(645)	(63)
Unrealized net losses	(101)	-	(101)	-
Comprehensive income (loss)	$(3,896)	(1,287)	$(10,023)	$(4,240)

Basic and diluted net income (loss) per share
Basic	$(0.24)	$(0.10)	$(0.68)	$(0.40)
Diluted	$(0.24)	$(0.10)	$(0.68)	$(0.40)
Weighted average basic and diluted shares
Basic	15,223,000	12,418,000	13,591,000	10,355,000
Diluted	15,223,000	12,418,000	13,591,000	10,355,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,277)	$(4,177)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	9,599	4,344
Provision for doubtful accounts	496	320
Share-based compensation	887	363
Release of contingent consideration	(489)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,587)	(4,450)
Inventory	(137)	(287)
Prepaid expenses and other assets	(2,250)	(471)
Accounts payable	850	(569)
Accrued expenses and other long-term obligations	678	881
Deferred revenue	168	1,963
Net cash used in operating activities	(6,062)	(2,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(66,366)	(45,472)
Purchases of property and equipment	(1,503)	(942)
Software capitalization costs	(2,536)	(804)
Net change in funds held for clients	16,617	8,867
Net cash used in investing activities	(53,788)	(38,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	36,750	45,777
Payments on notes payable	(5,772)	(8,098)
Proceeds from revolving line of credit	4,540	-
Payments on revolving line of credit	(4,540)	-
Net proceeds from issuance of common stock	39,156	27,820
Debt issuance cost	(1,693)	(1,433)
Payments on capital leases	(124)	(131)
Net change in client fund obligations	(16,937)	(8,812)
Net cash provided by financing activities	51,380	55,123

Effect of foreign exchange rates	(128)	8

Net (decrease) increase in cash and cash equivalents	(8,598)	14,697
Cash and cash equivalents at beginning of period	27,792	12,767
Cash and cash equivalents at end of period	$19,194	$27,464

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$5,605	$2.180
Income taxes	101	23
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	7,592	8,165
Equity issued in connection with acquisitions	$4,493	21,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) and Workplace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enables clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, Human Resources (“HR”) consulting, and time and labor management as well as a full suite of workspace management solutions for conference room scheduling, desk sharing programs, and real estate optimization. We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and through additional offices in Alabama, Florida, Massachusetts, Michigan, Oregon, Vermont, Washington, and the United Kingdom. As a result of the 2018 acquisitions, we also have operations in California, Iowa, Tennessee, North Carolina, Georgia and New York.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and September 30, 2017, and our cash flows for the nine months ended September 30, 2018 and September 30, 2017.

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

INVESTMENTS AVAILABLE-FOR SALE

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

LIQUIDITY

In April 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $175,000 (which includes approximately $60,000 of unsold securities that were previously registered on our currently effective registration statements). The shelf registration statement relating to these securities became effective on April 16, 2018. As of September 30, 2018, there is $133,438 remaining available under the shelf registration statement.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

As of September 30, 2018, our principal sources of liquidity consisted of $19,194 of cash and cash equivalents, cash we expect to generate in the future from our business operations, $5,000 available for borrowing under our revolving line of credit, and $25,000 delayed draw term loan commitment with Wells Fargo Bank, National Association (“Wells Fargo”) discussed in Note 6 – Notes Payable. We believe that we have and/or will generate sufficient cash for our short- and long-term needs, including meeting the requirements of our term loan, and the related debt covenant requirements. We continue to seek reductions in our expenses as a percentage of revenue on an annual basis and thus may utilize our cash balances in the short-term to reduce long-term costs. We believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from the issuance of these condensed consolidated financial statements. However, we may need to raise additional capital or incur additional indebtedness to grow our existing software operations and to seek additional strategic acquisitions in the near future.

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

In our evaluation of the Company’s ability to continue as a going concern in accordance with ASU 2014-15, we have considered factors such as the Company’s historical and forecasted results of operations and cash flows from operations.The Company recorded $9,277 of net loss and $6,062 of cash outflows from operations during the nine months ended September 30, 2018, which are indicators of substantial doubt regarding the Company’s ability to continue as a going concern.. We believe that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months from the issuance of these condensed consolidated financial statements and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with the available cash on hand or anticipated for receipt in the ordinary course of operations, which will mitigate such substantial doubt regarding the Company’s ability to continue as a going concern.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The impact from the adoption of Topic 606 to our consolidated balance sheet and income statement as of and for the three and nine months ended September 30, 2018, are as follows:

	September 30, 2018	Balance Using Previous Standard	Increase (Decrease)
Balance Sheet
Assets
Prepaid expenses and other current assets	$4,518	$4,356	$(162)
Total current assets before funds held for clients	43,801	43,639	(162)
Total current assets	114,977	114,815	(162)
Other assets	3,453	713	2,740
Total assets	$309,640	$306,738	$2,578

Liabilities and stockholders’ equity
Accumulated deficit	(285,372)	(282,470)	2,578
Total stockholders’ equity	99,792	96,890	2,578
Total liabilities and stockholders’ equity	$309,640	$306,738	$2,578

	For the Three Months Ended September 30, 2018	Balance Using Previous Standard	Increase (Decrease)
Income Statement
Operating expenses
Selling, general and administrative	11,052	10,738	(314)
Total operating expenses	17,013	16,699	(314)
Gain (Loss) from operations	(2,026)	(1,712)	(314)
Loss from operations before income tax	(3,887)	(3,573)	(314)
Net Loss	$(3,584)	$(3,270)	$314
Other comprehensive loss	$(3,896)	$(3,582)	$314

	For the Nine Months Ended September 30, 2018	Balance Using Previous Standard	Increase (Decrease)
Income Statement
Operating expenses
Selling, general and administrative	33,394	32,519	(875)
Total operating expenses	45,927	45,052	(875)
Gain (Loss) from operations	(2,646)	1,771	(875)
Loss from operations before income tax	(8,989)	(8,114)	(875)
Net Loss	$(9,277)	$(8,402)	$(875)
Other comprehensive loss	$(10,023)	$(9,148)	$(875)

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

Standards Yet To Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. While we are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements, we expect the adoption will result in a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets and additional qualitative and quantitative disclosures.

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

REVENUE RECOGNITION

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.  There was no impact to revenue as a result of applying Topic 606 for the three and nine months ended September 30, 2018.

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

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2018, we were not party to any pending legal proceedings.

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

During the three months ended September 30, 2018, $4,217 of Funds Held for Clients were invested in short-term available-for-sale securities consisting of government and commercial bonds, including mortgage backed securities. There were no investments in securities during the first six months of 2018 and the three and nine months ended September 30, 2017. At September 30, 2018, we also had $10,000 in money market funds, classified as cash equivalents.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Investments classified as short-term available-for-sale as of September 30, 2018 consisted of the following:

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	$4,318	$14	$(115)	$4,217

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2018, there were 27 securities in an unrealized gain position and there were 29 securities in an unrealized loss position. These unrealized losses were less than $25,000 individually and $115,000 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At September 30, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

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

At September 30, 2018, we had $10,000 in money market funds, classified as cash equivalents. Short-term available-for-sale securities consist of government and commercial bonds, including mortgage backed securities, and are classified as Funds Held for Clients on the accompanying condensed consolidated balance sheet.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively:

		Fair Value Measure at September 30, 2018
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Market	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$19,194	$19,194	$-	$-
Short-term available-for-sale securities- Funds Held for Clients	4,217	-	4,217	-
Total	$23,411	$19,194	$4,217	$-

		Fair Value Measure at December 31, 2017
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$27,792	$27,792	$-	$-
Total	$27,792	$27,792	$-	$-

NOTE 4 – ACQUISITIONS

2018 Acquisitions

In January 2018, we acquired all of the outstanding shares of common stock of Pay Systems of America, Inc. (“Pay Systems”), a provider of HR, payroll and employee benefits services. The aggregate consideration for the shares consisted of (i) $19,194 in cash and (ii) a subordinated promissory note (the “Pay Systems Note”) in the principal amount of $1,572, subject to adjustment, We funded the cash payment with cash on hand. The Pay Systems Note bears interest at an annual rate of 2.0% and is payable in two installments – one-half, plus accrued interest, on July 1, 2018 and the remaining principal balance and accrued interest on January 1, 2019.

In January 2018, we also completed the acquisitions of two other companies that are current resellers of our leading Human Resource Information System platform. We funded these two acquisitions with cash on hand, subordinated promissory notes and shares of Asure common stock.

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

In April 2018, we also purchased a portfolio of customer accounts and the related contracts for payroll processing services (known as Evolution Payroll) from Wells Fargo for an aggregate purchase price of $10,450. The aggregate purchase price consisted of (i) $10,000 in cash and (ii) a subordinated promissory note (the “Evolution Payroll Note”) in the principal amount of $450. The Evolution Payroll Note bears interest at an annual rate of 2.0%, and the unpaid principal and all accrued interest under the Evolution Payroll Note is payable on April 9, 2020. To finance this transaction, we borrowed approximately $10,000 under our Second Restated Credit Agreement.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

In July 2018, we acquired all of the capital stock of USA Payroll, Inc. and assets of its affiliates (“USA Payroll”), a payroll processing company based in Rochester, New York and a licensee of our Evolution software. The aggregate purchase price consisted of (i) $18,561 in cash; (ii) a subordinated promissory note (the “USA Payroll Notes”) in the principal amount of $3,263; and (iii) 225,089 unregistered shares of our common stock valued at $3,600 based on a volume-weighted average of the closing prices of our common stock during a 90-day period. We funded the cash payment with cash on hand. The USA Payroll Notes bear interest at an annual rate of 3.0%. Interest payments are due on July 1, 2019, July 1, 2020 and accrued interest and principal is due on July 1, 2021.

Except for the purchase of Pay Systems Evolution Payroll portfolio and USA Payroll, the 2018 acquisitions, individually, were not material to our results of operations, financial position, or cash flows. We have treated the purchase of the Evolution Payroll portfolio as an acquisition of assets, rather than as an acquisition of a business.

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

We recorded the transactions, with the exception of the Evolution Payroll portfolio purchase, using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $36,960 of intangible assets subject to amortization consist of $32,200 allocated to Customer Relationships, $2,100 for Developed Technology, $2,330 for Trade Names, and $330 for Noncompete Agreements.  To value the Trade Names, we employed the relief from royalty method under the market approach. For the Noncompete Agreements, we employed a form of the income approach which analyzes the Company’s profitability with these assets in place, in contrast to the Company’s profitability without them. For the Customer Relationships and Developed Technology, we employed a form of the excess earnings method, which is a form of the income approach. The discount rate used in valuing these assets ranged from 13.0% to 33.0%, which reflects the risk associated with the intangible assets related to the other assets and the overall business operations to us. We estimated the fair values of the Trade Names using the relief from royalty method based upon a 1.0% royalty rate.

We believe significant synergies are expected to arise from these strategic acquisitions. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be deductible for tax purposes.

Assets Acquired	Pay Systems	USA Payroll	Others	Total
Cash & cash equivalents	$767	$470	$600	$1,837
Accounts receivable	54	114	2,609	2,777
Fixed assets	121	94	39	254
Inventory	-	-	657	657
Other assets	49	13	1,014	1,076
Funds held for clients	10,976	20,439	14,050	45,465
Goodwill	8,871	12,388	10,373	31,632
Intangibles	7,240	14,280	15,440	36,960
Total assets acquired	$28,078	$47,798	$44,782	$120,658

Liabilities assumed
Accounts payable	113	39	1,170	1,322
Accrued other liabilities	951	393	2,983	4,327
Deferred revenue	-	-	355	355
Client fund obligations	11,820	20,439	14,050	46,309
Total liabilities assumed	12,884	20,871	18,558	52,313

Net assets acquired	$15,194	$26,927	$26,224	$68,345

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	Pay Systems	USA Payroll	Others	Total
Purchase price	$15,724	$27,450	$27,950	$71,124
Working capital adjustment	(469)	66	210	(193)
Adjustment to fair value of contingent liability	-	-	(1,761)	(1,761)
Adjustment to fair value of Asure’s stock	-	(299)	(104)	(403)
Debt discount	(61)	(290)	(71)	(422)
Fair value of net assets acquired	$15,194	$26,927	$26,224	$68,345

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

Transaction costs incurred for the 2018 business acquisitions were $1,000 and $3,301 in the three and nine months ended September 30, 2018, respectively, and were expensed as incurred and included in selling, general and administrative expenses.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

As of April 1, 2018, the third party expert determined the value of the contingent consideration for the acquisition was $489. The valuation of the contingent consideration was based on a Monte Carlo simulation model for fiscal 2017 to 2019. Management provided revenue projections (an unobservable input) of $3,075 for fiscal 2018 (partial year), and $4,408 for fiscal 2019, respectively. Based on current projections, we released the liability for the contingent consideration as of September 30, 2018, and recorded $489 of Other Income in the accompanying condensed consolidated statement of operations.

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operations for the three and nine months ended September 30, 2018 and September 30, 2017 gives effect to our 2017 and 2018 business and asset acquisitions as if we had completed them on January 1, 2017. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as of January 1, 2017, nor is it indicative of future consolidated results of operations.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
Revenue	$23,458	$27,163
Net income (loss)	$(2,584)	$(1,758)
Net income (loss) per common share:
Basic and diluted	$(0.17)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	15,223	12,418

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Revenue	$70,645	$76,590
Net income (loss)	$(7,862)	$(5,408)
Net income (loss) per common share:
Basic and diluted	$(0.58)	$(0.52)

Weighted average shares outstanding:
Basic and diluted	$13,591	$10,355

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2017	$77,348
Goodwill recognized upon acquisitions	31,632
Adjustments to Goodwill associated with acquisitions	(1,490)
Foreign exchange adjustment to goodwill	67
Balance at September 30, 2018	$107,557

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2018 and December 31, 2017 are as follows:

		September 30, 2018
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,849	$(6,513)	$8,336
Customer Relationships	7.4	81,030	(18,252)	62,778
Reseller Relationships	7.0	853	(853)	-
Trade Names	9.9	5,199	(1,142)	4,057
Noncompete	5.1	1,022	(370)	652
	7.3	$102,953	$(27,130)	$75,823

		December 31, 2017
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.7	$11,925	$(5,010)	$6,915
Customer Relationships	9.5	37,096	(13,142)	23,954
Reseller Relationships	7.0	853	(761)	92
Trade Names	10.4	2,915	(884)	2,031
Noncompete Agreements	6.1	692	(130)	562
	8.8	$53,481	$(19,927)	$33,554

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses for the three months ended September 30, 2018 and 2017 were $2,447 and $1,341, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $437 and $106 for the three months ended September 30, 2018 and 2017, respectively. Amortization expenses for the nine months ended September 30, 2018 and 2017 were $6,038 and $3,230 included in Operating Expenses, and $1,171 and $319, respectively, included in Cost of Sales.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2018:

Calendar Years
2018 (October to December)	$2,838
2019	10,835
2020	9,999
2021	9,533
2022	9,207
2023	8,009
Thereafter	24,417
Total	$74,838
Developed Technology not yet in service	985
Net Intangible Assets	$75,823

NOTE 6 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

Notes Payable	Maturity	Stated Interest Rate	Balance as of September 30, 2018	Balance as of December 31, 2017
Subordinated Notes Payable- acquisitions	10/1/2019 – 5/25/2022	2.00% - 3.50%	12,164	9,847
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	10.55%	52,238	34,125
Term Loan - Wells Fargo	5/25/2022	5.55%	52,238	34,125
Total Notes Payable			$116,640	$78,097
Short-term notes payable			$5,374	$8,895
Long-term notes payable			$111,266	$69,202

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

Notes Payable	Gross Notes Payable at September 30, 2018	Debt Issuance Costs and Debt Discount	Net Notes Payable at September 30, 2018
Notes payable, current portion	$5,374	$(872)	$4,502
Notes payable, net of current portion	111,266	(2,700)	108,566
Total Notes Payable	$116,640	$(3,572)	$113,068

Notes Payable	Gross Notes Payable at December 31, 2017	Debt Issuance Costs and Debt Discount	Net Notes Payable at December 31, 2017
Notes payable, current portion	$8,895	$-	$8,895
Notes payable, net of current portion	69,202	(2,229)	66,973
Total Notes Payable	$78,097	$(2,229)	$75,868

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt:

Year Ended	Gross Amount
December 31, 2018 (October to December)	$633
December 31, 2019	6,026
December 31, 2020	5,197
December 31, 2021	8,151
December 31, 2022	96,633
Gross Notes Payable	$116,640

Term Loan - Wells Fargo

In March 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders that are party thereto. The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions. In March 2014 and in connection with the Credit Agreement, we and our wholly-owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly-owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

Second Amended and Restated Credit Agreement

In March 2018, we entered into a second amended and restated credit agreement (the “Second Restated Credit Agreement”) with Wells Fargo, and the lenders that are parties thereto, amending and restating the terms of the Amended and Restated Credit Agreement dated as of May 2017.

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

As of September 30, 2018 and December 31, 2017, $0 was outstanding and $5,000 was available for borrowing under the revolver.

As of September 30, 2018, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

NOTE 7 – Contracts with Customers

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $706, were $15,878 at September 30, 2018.  Receivables from contracts with customers, net of allowance for doubtful accounts of $425, were $12,032 at December 31, 2017.

Deferred Commissions

Deferred commissions costs from contracts with customers were $3,371 and $636 at September 30, 2018 and December 31, 2017, respectively.  The amount of amortization recognized in the period was $251.

Deferred Revenue

Revenue of $2,483 was recognized during the three months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2018, approximately $54,651 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 51% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 8 – SHARE BASED COMPENSATION

In May 2018, our stockholders approved the Asure Software, Inc. 2018 Incentive Award Plan (the “2018 Plan”).  The 2018 Plan supersedes and replaces in its entirety the 2009 Equity Plan (the “2009 Plan”), and no further awards will be granted under the 2009 Plan; however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 750,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2018 Plan. We have 1,568,398 options granted and outstanding and 224,589 shares available for grant pursuant to the 2018 Plan as of September 30, 2018.

Share based compensation for our stock option plans for the three months ended September 30, 2018 and September 30, 2017 were $363 and $138, respectively, and $887 and $363 for the nine months ended September 30, 2018 and 2017, respectively. We issued 2,000 shares of common stock related to exercises of stock options for the three months ended September 30, 2018 and 51,000 for the three months ended September 30, 2017, respectively.

NOTE 9 – OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive income (loss) includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2017	$(63)	$(63)
Other comprehensive loss before reclassifications	(746)	(746)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(746)	(746)
Ending balance, September 30, 2018	$(809)	$(809)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2018
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(211)	$—	$(211)
Unrealized net losses	(101)		(101)
Other comprehensive loss	$(312)	$—	$(312)

	Nine Months Ended September 30, 2018
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(645)	$—	$(645)
Unrealized net losses	(101)		(101)
Other comprehensive loss	$(746)	$—	$(746)

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 10 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire 1,568,000 shares for the three and nine months ended September 30, 2018, and 904,000 shares for the nine months ended September 30, 2017 from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2018 and September 30, 2017:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(3,584)	$(1,281)	$(9,277)	$(4,177)

Weighted-average shares of common stock outstanding	15,223,000	12,418,000	13,591,000	10,355,000
Dilutive effect of employee stock options	-	-	-	-
Weighted average shares for diluted net income (loss) per share	15,223,000	12,418,000	13,591,000	10,355,000
Basic net income (loss) per share	$(0.24)	$(0.10)	$(0.68)	$(0.40)
Diluted net income (loss) per share	$(0.24)	$(0.10)	$(0.68)	$(0.40)

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2018, and events which occurred subsequent to September 30, 2018 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

OVERVIEW

The following review of Asure’s financial position as of September 30, 2018 and December 31, 2017 and the results of operations and cash flows for the three and nine months ended September 30, 2018 and September 30, 2017 should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained therein or connected thereto is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading provider of Human Capital Management (“HCM”) and Workplace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enables clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, HR consulting, and time and labor management as well as a full suite of Agile Workplace solutions for conference room scheduling, desk sharing programs, and real estate optimization.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Gross margin	63.9	78.1	67.1	77.9
Selling, general and administrative	47.1	60.9	51.8	64.6
Research and development	15.0	5.7	10.1	6.4
Amortization of intangible assets	10.4	8.6	9.4	8.3
Total operating expenses	72.5	75.2	71.2	79.2
Other loss, net	(7.9)	(10.6)	(9.8)	(8.4)
Net income (loss)	(15.3)	(8.3)	(14.4)	(10.7)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Amounts in thousands)

Revenue

Our revenue was derived from the following sources (in thousands):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		Increase
Revenue	2018	2017	(Decrease)%
Cloud	$18,390	$11,062	$7,328	66.2
Hardware	1,457	1,003	454	45.3
Maintenance and support	1,264	1,777	(513)	(28.9)
Professional services	2,347	1,685	662	39.3
Total revenue	$23,458	$15,527	$7,931	51.1

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		Increase
Revenue	2018	2017	(Decrease)%
Cloud	$51,149	$27,724	$23,425	84.5
Hardware	3,612	3,651	(39)	(1.1)
Maintenance and support	3,985	4,325	(340)	(7.9)
Professional services	5,783	3,434	2,349	68.4
Total revenue	$64,529	$39,134	$25,395	64.9

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

Revenue for the three months ended September 30, 2018 was $23,458, an increase of $7,931, or 51.1%, from the $15,527 reported for the three months ended September 30, 2017. The largest increase was in cloud revenue, which increased $7,328, or 66.2% from the third quarter of 2017. Cloud revenue increased primarily due to our 2017 and 2018 acquisitions and our continued emphasis on selling integrated cloud based solutions. Hardware and professional services revenue also increased as compared to the three months ended September 30, 2017, due to increased demand of our cloud based services.

Revenue for the nine months ended September 30, 2018 were $64,259, an increase of $25,395, or 64.9%, from the $39,134 reported for the nine months ended September 30, 2017.  This increase was primarily due to an increase in cloud and professional services revenue. Cloud revenue increased $23,425, or 84.5%, primarily as a result of the cloud revenue recognized by the 2017 and 2018 acquisitions and our continued emphasis on selling integrated cloud based solutions. Professional services revenue also increased as compared to the nine months ended September 30, 2017, due to an increase in consulting services revenue offset by slight reduction in hardware and maintenance and support revenue.

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

In addition to continuing to develop our workforce and Agile Workplace management solutions and release of new software updates and enhancements, we continue to explore opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2018 was $14,987, an increase of $2,856, or 23.5%, from the $12,131 reported for the three months ended September 30, 2017. Gross profit increased in line with the increase in revenue. However, due in part to a shift in product mix, inventory write-offs and amortization of capitalized software, gross margin as a percentage of revenue decreased to 63.9% from 78.1% for the three months ended September 30, 2018 and September 30, 2017, respectively. Consolidated gross margin for the nine months ended September 30, 2018 was $43,281, an increase of $12,807 or 42.0%, from the $30,474 reported for the nine months ended September 30, 2017.  Gross margins as a percentage of revenue were 67.1% and 77.9% for the nine months ended September 30, 2018 and 2017, respectively. HCM revenue, which typically has lower gross margins, represents a larger portion of our revenue mix, therefore, resulting in a decrease in the gross margin as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2018 were $11,052, an increase of $1,593, or 16.8%, from the $9,459 reported for the three months ended September 30, 2017.  SG&A expenses as a percentage of revenue were 47.1% and 60.9% for the three months ended September 30, 2018 and September 30, 2017, respectively.

SG&A expenses for the nine months ended September 30, 2018 were $33,394, an increase of $8,108, or 32.1%, from the $25,286 reported for the nine months ended September 30, 2017. SG&A expenses as a percentage of revenue were 51.8% and 64.6% for the nine months ended September 30, 2018 and 2017, respectively.

SG&A expenses were higher in the three and nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to the acquisitions and integration expenses related to the acquisitions in 2017 and 2018. We continue to evaluate any unnecessary expenses and any increases in SG&A designed to enhance future revenue growth.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2018 were $3,514, an increase of $2,631, or 298.0%, from the $883 reported for the three months ended September 30, 2017. R&D expenses as a percentage of revenue were 15.0% and 5.7% for the three months ended September 30, 2018 and September 30, 2017, respectively.

R&D expenses for the nine months ended September 30, 2018 were $6,495, an increase of $4,007, or 161.1%, from the $2,488 reported for the nine months ended September 30, 2017. R&D expenses as a percentage of revenue were 10.1% and 6.4% for the nine months ended September 30, 2018 and 2017, respectively.

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

Amortization of Intangible Assets

Amortization expenses for the three months ended September 30, 2018 were $2,447, an increase of $1,106, or 82.5%, from the $1,341 reported for the three months ended September 30, 2017. Amortization expenses as a percentage of revenue were 10.4% and 8.6% for the three months ended September 30, 2018 and 2017, respectively. Amortization expenses for the nine months ended September 30, 2018 were $6,038, an increase of $2,808, or 86.9% compared to $3,230, reported for the nine months ended September 30, 2017. Amortization expenses as a percentage of revenue were 9.4% and 8.3% for the nine months ended September 30, 2018 and 2017, respectively. The increases are due to the amortization recorded on the intangibles acquired in the acquisitions during 2017 and 2018.

Other Income and Loss

Other loss for the three months ended September 30, 2018 was $1,861, an increase of $217, or 13.2%, from the $1,644 reported for the three months ended September 30, 2017. Other loss as a percentage of revenue was 7.9% and 10.6% for the three months ended September 30, 2018 and September 30, 2017, respectively. Other loss for the nine months ended September 30, 2018 was $6,343, an increase of $3,064, or 93.4%, from the $3,279 reported for the nine months ended September 30, 2017. Other expense as a percentage of revenue was 9.8% and 8.4% for the nine months ended September 30, 2018 and 2017, respectively. Other loss for the three and nine months ended September 30, 2018 and 2017 are composed primarily of interest expense on notes payable. The increases over the same periods in 2017 are primarily due to the additional debt amount we incurred under our amended and restated credit agreement and a higher interest rate payable on a portion of such debt. In addition, in the three months ended September 30, 2018, we recorded $489 of other income related to the release of contingent consideration.

Income Taxes

Provision for income tax expense/(benefit) was $(303) and $85 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $388, or (456.5)%.  Provision for income tax expense for the nine months ended September 30, 2018 was $288, a decrease of $80, or 21.7%, from the $368 reported for the nine months ended September 30, 2017, respectively.  The decrease in income tax expense over these periods is primarily due to the Company determining that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets. The Company continues to analyze changes under the Tax Act and anticipates recording any additional resulting adjustment within the measurement period.

Net Income (Loss)

We incurred a net loss of $3,584, or $(0.24) per share, during the three months ended September 30, 2018, compared to net loss of $1,281, or $(0.10) per share, during the three months ended September 30, 2017. Net loss as a percentage of total revenue was 15.3% and 8.3% for the three months ended September 30, 2018 and 2017, respectively.

We incurred a net loss of $9,277, or $(0.68) per share, during the nine months ended September 30, 2018, compared to a net loss of $4,177, or $(0.40) per share reported for the nine months ended September 30, 2017.  Net loss as a percentage of total revenue was 14.4% for the nine months ended September 30, 2018 compared to net loss of 10.7% of total revenue for the nine months ended September 30, 2017.

We intend to continue to implement our corporate strategy for growing our software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenue or achieve profitability during the remainder of fiscal year 2018.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	September 30,	December 31,
	2018	2017
Working capital	$17,844	$17,026
Cash and cash equivalents	19,194	27,792

	For the Nine Months Ended
	September 30,
	2018	2017
Net Cash used in operating activities	$(6,062)	$(2,083)
Net Cash used in investing activities	(53,788)	(38,351)
Net Cash provided by financing activities	51,380	55,123

Working Capital.  We had working capital of $17,844 at September 30, 2018, an increase of $818 from working capital of $17,026 at December 31, 2017. Working capital at September 30, 2018 and December 31, 2017 includes $12,110 and $13,078 of short-term deferred revenue, respectively.  Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

We attribute the increase in our working capital to the sale of 2,375,000 shares of common stock through our public offering in June 2018. We realized net proceeds of approximately $39,156 after deducting underwriting discounts and estimated offering expenses. This is offset by the use of $65,966 of cash to fund the acquisitions in 2018.

Operating Activities.  Net cash used in operating activities was $6,062 for the nine months ended September 30 2018. The $6,062 of cash used in operating activities during the first nine months of 2018 was primarily driven by a net loss of $9,277, an increase in accounts receivable of $6,587 and an increase in other assets of $2,250. This was offset by non-cash adjustments of $10,493.

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

Investing Activities.  Net cash used in investing activities was $53,788 and $38,351 for the nine months ended September 30, 2018 and 2017, respectively. Cash used in investing activities for the nine months ended September 30, 2018 is primarily due to acquisitions in 2018. Cash used in investing for the nine months ended September 30, 2017 is primarily due to acquisitions in 2017, partially offset by an increase in funds held for clients.

Financing Activities. Net cash provided by financing activities of $51,380 for the nine months ended September 30, 2018 was primarily due to an increase of $41,290 in our indebtedness and net proceeds of approximately $39,156 from the issuance of our common stock in an underwritten public offering we completed in June 2018, partially offset by payments on debt of $10,312, and debt financing fees of $1,693.

Net cash provided by financing activities was $55,123 for the nine months ended September 30, 2017. We recognized net proceeds from the issuance of common stock of $27,820 in an underwritten public offering in June 2017, as well as incurred $45,777 of indebtedness in connection with the 2017 acquisitions. This was offset by payments on notes payable of $8,098 and debt financing fees of $1,433.  In connection with the 2017 public offering, we issued 2,185,000 shares of common stock, including 285,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option, at the public offering price of $13.50 per share.

Sources of Liquidity. As of September 30, 2018, Asure’s principal sources of liquidity consisted of $19,194 of cash and cash equivalents, cash we expect to generate in the future from our business operations, and $5,000 available for borrowing under our revolving line of credit and $25,000 delayed draw term loan commitment with Wells Fargo. We believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to grow our existing business operations and to seek additional strategic acquisitions in the near future.

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

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund and cultivate the growth of our current and future operations for at least the next twelve months and to maintain compliance with the terms of our debt agreements and related covenants or to obtain compliance through debt repayments made with our available cash on hand or anticipated for receipt in the ordinary course of operations.

Capital Resources. At September 30, 2018, we had $104,476 outstanding under our Second Restated Credit Agreement with Wells Fargo and our Syndicate Partner. Under the line of credit at September 30, 2018, we have available funds of $5,000, as well as $25,000 on a delayed draw term loan.  For further discussion regarding our Second Restated Credit Agreement, see Note 6 to the accompanying condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2018, we were not party to any pending legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2018, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2018, we issued 225,089 shares of our common stock in connection with our acquisition of USA Payrolls Inc. The issuance and sale of such shares of common stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

 ITEM 5.    OTHER INFORMATION

Amendments to Bylaws

On November 8, 2018, our board of directors approved the amendment and restatement of our Bylaws. The amendments contained in the Bylaws delete (i) the requirement that the Chair of each board committee have a maximum term of 5 years and (ii) the requirement that, in order to be eligible for election as Chair of a board committee, candidates must have served on the board committee prior to the election.

The foregoing description of the amendments is qualified in its entirety by reference to the complete text of the Third Amended and Restated By-Laws, a copy of which is attached as Exhibit 3.1 and incorporated herein by reference.

Election of Director

On November 8, 2018, our board of directors elected Bradford S. Oberwager to serve as a director until the next annual meeting of stockholders or until his successor is duly elected and qualified, effective immediately. Mr. Oberwager will serve as Chair of our audit committee and serve as a member of our compensation committee and governance and nominating committee.

Mr. Oberwager does not have any family relationships with any of our executive officers or directors. There are no arrangements or understandings between Mr. Oberwager and any other person pursuant to which Mr. Oberwager was elected as a director. There are no related party transactions between Mr. Oberwager and our company.

Upon his election as a director, Mr. Oberwager was granted 4,000 restricted stock units and options to purchase 10,000 shares of our common stock. The restricted stock units vest in two equal installments of 2,000 restricted stock units: one on November 8, 2018 and the other on March 31, 2019. All of the options awarded to Mr. Oberwager vest in one installment on March 31, 2019. In addition, as a non-employee director, Mr. Oberwager will participate in our standard non-equity compensation plan for non-employee directors, under which he will be eligible to receive a base compensation of $22,500 per year, plus applicable committee and attendance fees, for his service as a director.  Mr. Oberwager will also be eligible to receive stock options or other equity awards as a non-employee director, as approved by our board upon the recommendation of the compensation committee.

In addition, in connection with his election to our board, Mr. Oberwager will enter into our standard form of indemnification agreement, a copy of which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2017.

Director Resignation

On November 8, 2018, Matt Behrent resigned as a member of our board and all board committees for personal reasons, effective as of the effectiveness of Mr. Oberwager’s election to our board. Mr. Behrent’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

ITEM 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Third Amendment and Restated Bylaws.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 9, 2018	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 9, 2018	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer