Form 10-K
period 2018-12-31
ASURE SOFTWARE INC
filed 2019-03-19
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 12,140,141 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was approximately $193,635,249. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 12, 2019, there were 15,404,865 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

ITEM 1.  BUSINESS

GENERAL

Asure Software, Inc., a Delaware Corporation, headquartered in Austin, Texas, is a leading provider of Human Capital Management (“HCM”) and Workspace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enable clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, HR consulting, and time and labor management as well as a full suite of Agile Workspace solutions for conference room scheduling, desk sharing programs, and real estate optimization.

Asure’s platform vision is to help clients proactively manage costs associated with their three most expensive assets, real estate, labor and technology, while creating an employee experience that fosters efficiency, productivity and engagement.  Asure serves approximately 10,000 direct clients in 80 countries, ranging from global Fortune 500 clients to small and mid-sized businesses (“SMB”). Some of our current clients include Aetna, Apple Inc., Baker & McKenzie, Fannie Mae, Wells Fargo, Citigroup, Deutsche Bank, KPMG UK, La Trobe University, Merck and Co., Inc., Mondelez, Pfizer, Inc., Pearson, PSSI, Salesforce.com, Inc., State Street and Thomson Reuters. Our mission guides the work we do each day; it is “To deliver innovative technology with the passion to empower every client’s workspace and the commitment to make their workdays easier.”

The Asure product strategy is driven by three primary trends in the market: mobilization, globalization and technology.  Asure offers four product lines: AsureSpace™, AsureForce®, AsureHCM and AsureEvolution. AsureHCM and AsureEvolution are our Mid-market and SMB/Channel HCM platforms respectively, which include AsureBenefits and AsureConsulting. AsureSpace™ Agile Workspace solutions enable organizations to optimize their real estate investment and create a digital workspace that empowers mobile and virtual employees, while streamlining internal operations.  AsureForce® Time and Labor Management helps organizations optimize their workforce while controlling labor administration costs and activities.

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

In April 2018, we also purchased a portfolio of customer accounts and the related contracts for payroll processing services (known as “Evolution Payroll”) from Wells Fargo.

In July 2018, we acquired all of the capital stock of USA Payroll, Inc. and assets of its affiliates (“USA Payroll”), a payroll processing company based in Rochester, New York and a licensee of our Evolution software.

In addition, we made other acquisitions during 2018 that were not material to our results of operations, financial position or cash flows.

PRODUCTS AND SERVICES

Asure’s SaaS solutions are uniquely designed to help companies more effectively manage their global, mobile, flexible workforces. Companies use Asure’s solutions to more effectively deploy and engage a modern workforce in pursuit of their goals in three ways:

1.    Attract and retain talent – Companies use Asure’s solutions to implement flexible co-working and mobile worker strategies that not only are attractive to top talent but also provide access to new pools of talent since employees can work anywhere at anytime. Additionally, Asure’s HCM Recruiting software helps streamline the entire recruiting process.

2.    Cut labor and real estate expense – By executing mobile worker strategies, companies can access talent in more remote – less expensive – markets beyond the reach of a typical commute. And because these modern workers don’t require as much dedicated office space, companies are able to substantially cut real estate expense.

3.    Productivity – Studies show that employees who have more flexibility in their work are more engaged. So, by hiring the best talent who spend more time working, less time commuting, and are more engaged, companies improve productivity.

With a suite of workforce and workspace products called the Asure Smart Office, Asure is well-positioned to deliver innovative, scalable solutions across industries and around the world.  With an emphasis on the modern workforce, the Asure product team aims to create and deliver easy-to-use solutions that help attract talent, cut labor and real estate costs, and improve productivity. Within the Asure Smart Office suite, product groupings include cloud revenue, hardware revenue, maintenance and support revenue, on premises software license revenue, professional services revenue, and consulting revenue.

AsureSpace™ workspace management solutions offer clients significant costs savings and Return on Investment (“ROI”) gains by maximizing their real estate with a full portfolio of innovative and intuitive SaaS solutions. The AsureSpace platform offers three core products, each of which can stand alone or be bundled together for a comprehensive solution. SmartView® occupancy sensors and analytics platform offers unique insights into how space is being used, allowing companies to make proactive, strategic decisions about real estate investments and workspace design. SmartMove® move management software helps companies design floorplans and track permanent seat assignments as well as manage assets such as telephones, laptops, desks, chairs, and virtually any item assigned to an employee. AsureSpace™ Resource Scheduler is the foundation of the AsureSpace platform with a sophisticated yet intuitive approach to workspace management. Featuring conference room and desk reservations, service management, interactive floorplans, visitor management, calendar and web conference integrations and robust reporting, Resource Scheduler is a comprehensive solution for the digital workspace.  NowSpace®, a mobile app for Apple and Android devices empowers mobile workers to find and reserve desks and conference rooms directly from their smart phones. AsureSpace™ touch panels and kiosks are placed outside busy areas for on-the-fly desk and space reservations, while lending a high-tech presence to a standard office and enhancing the visitor experience.  Finally, workspace business intelligence (“WBI”) tools offer invaluable reporting and data visualizations for executives to understand space utilization and further optimize their real estate investments.

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

PRODUCT DEVELOPMENT

Asure strives to bring quickly to market innovative, cloud-based solutions that capture the convergence of workspace and workforce technologies in order to elevate the employee experience. First-to-market mobile applications are a testament to our success in innovation. Additionally, Asure is committed to co-innovation, working in partnership with industry leaders, resellers, partners and clients around the globe to develop technology solutions that meet the needs of a rapidly shifting workspace.

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

Asure development teams around the globe are staffed with software developers, quality assurance engineers and support specialists who work closely with our customers and sales and marketing teams to build products and services based on market requirements and customer feedback.  We develop our new product and service roadmaps based on inputs from customers, competitive comparisons and relevant technology innovations.

Our research and development strategy is rooted in innovation and flexibility. The development team enhances the functionality of our software and hardware products through continuous improvement and new feature releases, with a particular focus on SaaS solutions and products for the mobile workforce and the digital workspace.  Asure will continue to evaluate opportunities for developing new software so that organizations can further streamline and automate the tasks associated with administering their businesses.  We seek to simultaneously allow organizations to improve their productivity while reducing the costs associated with those business tasks.

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

SALES AND DISTRIBUTION

Asure sells its software products and services through both a direct and channel (partner) model, which enables us to sell our software solutions in an efficient, cost-effective manner. Prospective customers learn about Asure through a variety of ways, including advertising, web site searches, sales calls, public relations, direct marketing and social media.  When prospective customers show an interest in Asure, we connect them with a sales representative via our web site, phone, or a face-to-face meeting to discuss their needs and the solutions they are interested in and make the sale.  We track our marketing and sales activities to provide immediate preview into activities, leads and pipeline opportunities. Asure account management teams also work with existing customers to promote and sell additional solutions that are relevant for each customer. In addition to this direct sales model, we supplement these efforts with our partner programs described below.  By working with our partners, we expand the reach of our direct sales force and gain access to key opportunities in major market segments worldwide.  Asure has two distinct levels of partners in our Partner Program: Reseller Partners and Referral Partners.

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

Because the market for our products and services is subject to rapid technological change and there are relatively low barriers to entry in the workspace management software market, we routinely encounter new entrants or competition from vendors in some or all aspects of our product lines. Competition from these potential market entrants may take many forms. Some of our competitors, both current and future, may have greater financial, technical and marketing resources than us and therefore may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  As a result, they may compete more effectively on price and other terms.  Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance.  Asure is actively taking measures designed to address our competitive challenges, and clients tend to recognize the benefits of working with an established and publicly-traded partner versus a start-up or transitional vendor.  However, we cannot assure that we will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.

MARKETING

Asure’s marketing strategy relies on a comprehensive integrated plan rooted in our business objectives.  Our marketing plan includes four primary objectives: 1) build brand awareness, 2) develop lead generation programs that drive revenue, 3) launch products in a meaningful way and 4) develop an infrastructure that supports and measures marketing activities. We deploy multi-faceted, multi-series direct marketing programs to drive awareness, interest and revenue. Marketing vehicles include our web site, organic and paid search, advertising, public relations, direct marketing, events, social media, content marketing and eMarketing.  In 2019, we are expanding our strategy to include Account Based Marketing and vertical-specific marketing.   Our marketing plan addresses growth and retention goals for all target audiences, from small and medium-sized businesses to Fortune 500 companies and divisions of enterprise organizations throughout the United States, Europe and Asia/Pacific.

SALES ENABLEMENT

We continue to focus on our comprehensive Sales Enablement plan which we developed in 2017, to drive revenue through the education and development of direct and channel sales teams.  With an emphasis on social selling, sales enablement tools DiscoverOrg and LinkedIn Navigator are elevating prospecting and top of funnel sales activity with meaningful connections, targeted research and the distribution of relevant content.  Sales teams also have access to a sophisticated ROI calculator that enhances the discovery process and creates a demonstrable ROI with interactive components that allow prospect champions to build a case internally, expediting the sales cycle.  In conjunction with our marketing and product management team, our sales enablement team is promoting a consultative sales approach that demonstrates our commitment as a partner with a focus on in-depth understanding of products, use cases and industries.

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

Additionally, the changing nature of privacy laws in the United States, Canada, the European Union and elsewhere may impact our processing of personal information of our employees and on behalf of our clients. For example, the European Union adopted a comprehensive general data privacy regulation (the “GDPR”) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation.  The GDPR became fully effective in May 2018. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

The foregoing description does not include an exhaustive list of the laws and regulations governing and impacting our business.

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office.  Our other core federally registered trademarks include AsureForce®, AsureSpace® and Evolution®. We also use common law trademarks including Resource Scheduler™, Meeting Room Manager™, Work Space Manager™, Workplace BI™,  iEmployee™, Netsimplicty™, ADI™, and Legiant Express™.

EMPLOYEES

As of December 31, 2018, we had a total of 564 employees (550 of which are full-time employees) in the following departments:

NUMBER OF
FUNCTION	EMPLOYEES
Research and development	66
Sales and marketing	93
Customer service and technical support	292
Finance, human resources and administration	113
Total	564

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

We have incurred losses since our inception. We experienced net losses of $7.5 million and $5.7 million in the fiscal years ended December 31, 2018, and 2017, respectively. At December 31, 2018, our accumulated deficit was $283.6 million and total stockholders’ equity was $102.5 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Our common stock has traded in low volumes. We cannot predict whether an active trading market for our common stock will ever develop.

Historically, our common stock has experienced a lack of trading liquidity. In the absence of an active trading market:

•  an investor may have difficulty buying and selling our common stock at all or at the price you consider reasonable; and

•  market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

Our stock price has been, and likely will continue to be, volatile.

The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2017, the Nasdaq closing price of one share of our common stock fluctuated from a low of $9.00 to a high of $16.44. During the fiscal year ended December 31, 2018, the Nasdaq closing price of one share of our common stock fluctuated from a low of $4.39 to a high of $19.06. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•  announcements regarding the results of expansion or development efforts by us or our competitors;

•  announcements regarding the acquisition of businesses or companies by us or our competitors;

•  technological innovations or new products and services developed by us or our competitors;

•  changes in domestic or foreign laws and regulations affecting our industry

•  issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;

•  changes in financial or operational estimates or projections;

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

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise capital through the sale of equity securities in the future at a time and at a price that we deem appropriate. As of March 12, 2019, we had 15,404,865 shares of common stock outstanding.

Our level of indebtedness and the terms of our indebtedness, including the indebtedness under our Second Restated Credit Agreement and subordinated promissory notes, could adversely affect our operations and limit our ability to plan for or respond to changes in our business or acquire additional businesses. If we are unable to comply with restrictions in, or cannot repay or refinance our indebtedness, the repayment of our indebtedness could be accelerated.

In order to consummate our acquisitions in 2018 and January of 2019, we incurred approximately $11.0 million of subordinated indebtedness in connection with the notes issued to the sellers. In addition, as of December 31, 2018, we have approximately $115.0 million in gross senior, secured debt outstanding under our Second Restated Credit Agreement. Our high level of indebtedness could adversely affect our business in the following ways, among others:

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

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate sufficient cash flow, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations. In addition, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of our Second Restated Credit Agreement, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our indebtedness.

Further, the interest rate on the debt we have incurred under our Second Restated Credit Agreement is calculated with reference to LIBOR. LIBOR is an interest rate used in lending transactions between banks on the London interbank market. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The maturity date of our indebtedness under our Second Restated Credit Agreement is after December 31, 2021, and, as a result, we may be required to renegotiate our Second Restated Credit Agreement in order to address the phase-out of the LIBOR rate, which may result in terms that are not as favorable to us, which may affect our ability to meet our debt service and repayment obligations or have an adverse effect on our operations.

Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in our loan agreement for our term loan and revolving credit facility.

Our Second Restated Credit Agreement with Wells Fargo Bank, N.A. and Goldman Sachs provides for a term loan and revolving credit facility that contains restrictive covenants, including restrictions on our ability to pay dividends to stockholders, as well as requirements to comply with certain leverage ratios and other financial maintenance tests. These restrictive covenants and requirements limit the amount of borrowings that are available to us. The Second Restated Credit Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.

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

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

Banking and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws, or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Any of these results could have a material adverse effect on our business, financial condition, and results of operations.

We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our business.

We host our applications and serve our customers through a number of external data centers. While we control and have access to our servers and all the components of the networks that are located in our external data centers, we do not control the operations of these facilities. The owners of such facilities have no obligation to renew their agreements with us on commercially reasonable terms. If we are not able to renew these contracts on commercially reasonable terms, we may be required to transfer our servers and other infrastructure to new data facilities, and we may incur significant costs and possible service interruption in doing so. Additionally, we rely on certain hosted infrastructure partners, such as Amazon Web Services (“AWS”) to provide a third party hosted environment for certain of our applications. Any disruption or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted. Problems faced by our third-party data center operations or hosted infrastructure partners could adversely affect the experience of our customers. Breaches of our clients’ data caused by errors, omissions or hostile acts of third parties within the third party hosted environment are beyond our control yet we would remain responsible for such data security incidents from a regulatory standpoint, in some instances. Our third-party data center operators or hosted infrastructure partners could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators, our hosted infrastructure partners or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

Some of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business.

Some of the key components used to manufacture our products, such as the Gen2 Smartview sensors and AsureForce time clocks and air clocks, come from limited or single sources of supply. We do not have contractual commitments or guaranteed supply arrangements with our suppliers. As a result, we are subject to the risk of shortages and long lead times in the supply of our components or products. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing, component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to customers on a timely basis. This could harm our relationships with our customers, damage our reputation in the market, prevent us from acquiring new customers, and materially and adversely affect our business.

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

Regulatory focus on privacy issues continues to increase, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information.  As these laws expand and become more complex, potential risks related to our handling of our clients’ personal information will intensify. These measures include the General Data Protection Regulation (“GDPR”), effective in May, 2018, which replaces the current EU Data Protection Directive 95/46/EC and which applies to all EU member states. This law governs the processing of personal information within the EU and the processing of personal information of EU citizens generally and applies directly to our operations as a data processor. The GDPR imposes new security and privacy standards and contractual obligations on data processors and provides for significant fines and new private rights of actions in the event of breach of a data security or data privacy obligation or non- compliance in general.  Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in foreign and domestic laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data, biometric data, or any personal information, could increase our cost of providing our services or prevent us from offering services in jurisdictions in which we operate. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations impacting our clients’ ability to deploy our solutions globally. Additionally, the law relating to the ability to exchange data outside of jurisdiction borders is complex and subject to change. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. In addition to governmental regulation, self-regulatory standards may place additional burdens on us. Many of our customers expect us to meet voluntary certification or other standards established by third parties, such as the International Trade Administration Privacy Shield as well as other audited measures and controls.  If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.

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

Existing or future laws and regulations could increase the cost of our products and negatively affect our reputation, results of operations or financial condition, or have other adverse consequences.

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

Some of our solutions assist our clients in complying with certain U.S. and foreign laws and regulations that apply to them.  For example, our HCM solutions help clients manage their compliance with certain requirements of the Patient Protection and Affordable Care Act in the United States. Our COBRA administration services and flexible spending account services in the United States are designed to help our clients comply with relevant federal guidelines relating to, respectively, employers’ benefits continuation obligations and certain requirements of the Internal Revenue Code. Changes in such laws or regulations could require us to make significant modifications to our products or delay or cease sales of certain products, which could result in reduced revenues, increased expenses and write-offs.

As part of our payroll processing solutions, we move client funds to taxing authorities, our clients’ employees, and other payees via electronic transfer and direct deposit. Some elements of our money transmission activities may be subject to licensing requirements under money transmitter statutes in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such statutes or regulations, could require additional registration or licensing, limit certain of our business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to the manner in which we conduct some aspects of our money movement business or client funds investment strategy.

Failure to comply with laws and regulations applicable to our operations or client solutions and services could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and the imposition of consent orders or civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition. In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business.

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

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 325 employees (315 full-time) on December 31, 2017 to 564 employees (550 full-time) on December 31, 2018. We may continue to expand our operations in the future, either organically or through additional acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. We will require significant capital expenditures and the allocation of valuable management resources to manage this growth. If we fail to manage our anticipated growth and change in an effective manner, our ability to retain and attract clients may suffer and our business, operating results and financial condition may be adversely affected.

Our clients could have insufficient funds to cover payments we have made on their behalf, resulting in financial loss to us.

As part of the payroll processing service, we are authorized by our clients to transfer money from their accounts to fund amounts owed to their employees and various taxing authorities.  It is possible that we could be held liable for such amounts in the event the client has insufficient funds to cover them.  We have in the past, and may in the future, make payments on our clients’ behalf for which we may not be reimbursed, resulting in a loss to us. Further, if we are required to advance substantial amounts of funds to cover payment obligations of our clients, we may need to seek additional sources of short-term liquidity, which may not be available on reasonable terms, which could have a material; adverse effect on our business, financial condition and results of operations.

Client funds that we hold in trust are subject to market, interest rate, credit and liquidity risk. The loss of these funds could have a material adverse effect on our business, financial condition and results of operations .

We invest our funds held for clients in high quality, investment-grade marketable securities, money markets, and other cash equivalents. However, these funds held for clients are subject to general market, interest rate, credit, and liquidity risks.  These risks may be exacerbated during periods of unusual financial market volatility.  Any loss or inability to access client funds could have an adverse impact on our cash position and could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition and results of operations.

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

We may be sued by third parties for infringement of their proprietary rights.

There is considerable intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Third parties, including our competitors, may own or claim to own intellectual property relating to our products or services and may claim that we are infringing their intellectual property rights. We may be found to be infringing upon such rights, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, obtain licenses, modify applications, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers, vendors or partners in connection with any such claim or litigation. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel form our business operations. Any such events could have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to claims, lawsuits, governmental investigations and other proceedings that could adversely affect our business, financial condition and results of operations.

We are sometimes the subject of claims, lawsuits, governmental investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving, among others, breach of contract, tortious conduct and employment law matters. The results of any such claims, lawsuits, or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations.

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

We have incurred and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if there is no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 52% of the total assets on our balance sheet as of December 31, 2018. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We will evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of March 12, 2019, our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 13% of our outstanding common stock. As a result, these stockholders, if they were to act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This significant concentration of ownership may have the effect of delaying or preventing a change of control, including those that you may believe are in your best interests as one of our stockholders. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.  This significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market price of our common stock for returns on equity investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our Second Restated Credit Agreement contains limitations on our ability to pay dividends and make other distributions. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $110.0 million and research and development credit carryforwards of approximately $6.2 million, which begin expiring in 2019. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre- change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. In the event that it is determined that we have in the past experienced ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, operating results, and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 15,000 square feet of office space under one operating lease that expires in July 2022. We also lease office suites in Alabama, Florida, Massachusetts, Michigan, Oregon, Vermont, Washington, and the United Kingdom. As a result of the 2018 acquisitions, we also have offices in California, Iowa, Tennessee, North Carolina, Georgia and New York.

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

DIVIDENDS

We did not pay cash dividends on our common stock during fiscal years 2018 and 2017.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends.

HOLDERS

As of March 12, 2019, we had approximately 303 stockholders of record of our common stock.

UNREGISTERED SALE OF EQUITY SECURITIES

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, there were no unregistered sales of equity securities by us during the year ended December 31, 2018.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2018 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Stockholders (1)	1,639	$10.02	108
Equity Compensation Plans Not Approved by Stockholders (2)	-0-	$-0-	-0-
Total	1,639	$10.02	108

(1) Consists of the 2018 Incentive Award Plan.

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

Asure has attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “will,” “could,” “should” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe reasonable as of the filing date of this Report, they inherently are subject to certain risks and uncertainties.  Additionally, Asure is under no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss:

	2018	2017
Revenues	100.0%	100.0%
Gross margin	65.3	76.8
Selling, general and administrative	53.2	62.2
Research and development	9.4	8.2
Amortization of intangible assets	9.8	8.2
Total operating expenses	72.4	78.7
Total other loss, net	(9.6)	(8.5)
Net loss	(8.5)	(10.5)

Overview

Asure is a leading provider of Human Capital Management (“HCM”) and Workspace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enables clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, HR consulting, and time and labor management as well as a full suite of Agile Workspace solutions for conference room scheduling, desk sharing programs, and real estate optimization.

Asure’s platform vision is to help clients proactively manage costs associated with their three most expensive assets, real estate, labor and technology, while creating an employee experience that fosters efficiency, productivity and engagement.

The Asure product strategy is driven by three primary trends in the market: mobilization, globalization and technology.  Asure offers four product lines: AsureSpace™, AsureForce®, AsureHCM and AsureEvolution. AsureHCM and AsureEvolution are our Mid-market and SMB/Channel HCM platforms respectively, which include AsureBenefits and AsureConsulting. AsureSpace™ Agile Workspace solutions enable organizations to optimize their real estate investment and create a digital workspace that empowers mobile and virtual employees, while streamlining internal operations.  AsureForce® Time and Labor Management helps organizations optimize their workforce while controlling labor administration costs and activities.

In January 2018, we acquired all of the outstanding shares of common stock of Pay Systems of America, Inc. (“Pay Systems”), a provider of HR, payroll and employee benefits services.

In July 2018, we acquired all of the capital stock of USA Payroll, Inc. and assets of its affiliates, a payroll processing company based in Rochester, New York and a licensee of our Evolution software. We funded these acquisitions with cash on hand, subordinated promissory notes and shares of Asure common stock.

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

Under the continued guidance and direction of our directors and senior leadership, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully integrate acquired business operations, grow its revenues or achieve profitability and positive cash flows during calendar year 2019.

Operating Segment

We operate as one operating segment. Operating segments are defined as components of an enterprise for which the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance, evaluates separate financial information regularly. During 2018, and over the last few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the human capital management market. Our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Comparison of Fiscal 2018 to 2017

Revenue

Our revenue was derived from the following sources (Amounts in thousands):

Revenue	2018	2017	Increase (Decrease)%
Cloud revenue	$68,887	$39,267	$29,620	75.4
Hardware revenue	6,277	4,703	1,574	33.5
Maintenance and support revenue	5,226	4,453	773	17.4
Professional services revenue	7,847	4,627	3,220	69.6
Other revenue	715	1,392	(677)	(48.6)
Total revenue	$88,952	$54,442	$34,510	63.4

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

Our total revenue in 2018 was $88,952 as compared to $54,442 in 2017. Total revenue increased by $34,510, or 63.4%, in 2018 as compared to 2017. Cloud revenue comprised the majority of the increase with an increase of $29,620, or 75.4%. Hardware and maintenance and support and professional services revenue trended upward, offset by a decrease in on premise software license revenue.

Cloud revenue increased $29,620, or 75.4%, over 2017. Cloud revenue was $68,887 in 2018 as compared to $39,267 in 2017. The increase in cloud revenue is due to a combination of acquisitions, new sales and the accretive nature of recurring cloud revenue.

Hardware revenue increased by $1,574, or 33.5%, over 2017. Hardware revenue was $6,277 in 2018 as compared to $4,703 in 2017. Maintenance and support revenue was $5,226 in 2018 as compared to $4,453 in 2017, or a 17.4% increase over 2017. These increases are primarily due to the timing of work performed on contracts.

Professional services revenue increased by $3,220, or 69.6%, over 2017. This increase is primarily due to the timing of work performed on contracts.

Other revenue is comprised of on premise software license revenue and interest on funds held for clients. On premise software license revenue was $636 in 2018 as compared to $1,392 in 2017. On premise software license revenues decreased $756, or 54.3%, as compared to 2017. This decrease is primarily a result of movements of clients from on premise to on demand, cloud-based solutions.

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

In addition to continuing to develop our workforce and Agile Workspace management solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services. Through acquisitions in 2011 of ADI and Legiant, we expanded our cloud computing time and attendance software and management services business.  The 2012 acquisition of PeopleCube gave us a product line that includes software to assist customers in driving integrated facility management of offices, conference rooms, video conferencing, events and training, alternative workspaces and lobby use. The 2014 acquisitions of FotoPunch and Roomtag support our vision to deliver innovative cloud-based Agile Workspace technologies. Our March 2016 acquisitions from Mangrove enable us to enter into the human resource management, payroll processing and benefits administration services businesses, which we are integrating into our existing AsureForce® product line. With respect to the three acquisitions closed in January 2017, PSNW and CPI are top regional service bureaus that resell our HCM products (formerly Mangrove) and integrate seamlessly into our business, while PMSI is a leading HCM service company that expands our solution, service, and implementation capabilities. Our May 2017 acquisition of iSystems, a leading national provider of HCM solutions, provides us with additional cross-sell revenue opportunities and cost synergies and our May 2017 acquisition of Compass HRM, an existing reseller of our HCM offerings, provides us with a regional HR and payroll service bureau in the Southeast. Our October 2017 acquisition of  ADS, a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution, was consistent with our vision to deliver a unified SaaS-based HCM platform and workspace solutions to support an evolving mobile workforce.

Gross Profit and Gross Margin

Consolidated gross profit was $58,122 in 2018 and $41,823 in 2017, an increase of $16,299, or 39.0%.  Gross margin as a percentage of revenues was 65.3% for 2018 and 76.8% for 2017. Although our gross profit increased, gross margin decreased due to our HCM and Workspace product mix.

Our cost of sales relates primarily to direct product costs, compensation and related consulting expenses, hardware expenses, facilities and related expenses and the amortization of our purchased software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $47,333 in 2018 and $33,887 in 2017, an increase of $13,446, or 39.7%.  SG&A expenses as a percentage of revenues were 53.2% and 62.2% for 2018 and 2017, respectively.

SG&A increased due to a full year of 2017 acquisition and integration related expenses and 2018 acquisition related expenses, as well as increased headcount as we continue to expand and increased selling costs as we focus on expanding recognition of our brand. Additionally, we‘ve invested into a new ERP system and resources to improve the financial reporting process.

We may incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development Expenses

Research and development (“R&D”) expenses were $8,360 in 2018 and $4,459 in 2017, an increase of $3,901, or 87.5%.  R&D expenses as a percentage of revenues were 9.4% and 8.2% for 2018 and 2017, respectively.

The $3,901 increase is primarily due to an increase in technical resources, including increased headcount, strategic partnerships and integration development, new hardware products for 2019 as well as investments into our initiative to migrate platforms to Amazon Web Services (“AWS”). Asure has also made significant investment outside of core R&D dollars into compliance and certifications, including SOC II Type 2 certifications, GDPR compliance, FedRamp certification (AsureSpace) and other initiatives.

Key 2018 product highlights include:

•  AsureHCM: Aside from significant effort into a series of enhancements in our Applicant Tracking solution (including Resume Parsing, Job Boards and Snag a Job integration), the AsureHCM team also invested heavily in infrastructure improvements for our network of bureaus and partners. This same work also is tied to our improved API and End Point sets and will serve as the basis for our first HCM native mobile application is scheduled to be released in April of 2019.

•  AsureForce: We have continued to expand the rollout of our new v12 product, adding Dashboards, Single Sign-On and Scheduling features, as well as enhancing our native mobile applications based on client feedback. We have also invested into API development to expand our 3rd party integration portfolio, with key partnerships to be announced in 2019. API integration also includes support for our own EvolutionHCM platform. Finally, 2018 experienced substantial investment in new hardware technologies, which are scheduled to be released in the first two quarters of 2019.

•  AsureSpace: AsureSpace product development continued to focus on bringing enhanced product features to market in conjunction with our strategic client base through co-innovation. This included launching a new MapView product, which is Asure’s single pane of glass view into all areas of a company’s space including Managed and Unmanaged space activity and status for traditional and Activity Based work, assigned seating and reverse hoteling features, and in 2019, team based collaboration. In April of 2018, Asure acquired Occupeye Limited, based in the UK, bringing the utilization and IoT technologies Asure had been reselling in past years in-house, enabling us to build direct integration with our Space Management suite, as well as provide investment into next generation technology. To that end, Asure will be releasing a new IoT sensor in March of 2019, adding key environmental sensors and data collection to its already leading utilization sensing technology. Asure sees expanded opportunity to integrate these controls for both soft-ROI initiatives such as employee satisfaction and engagement, as well as hard-ROI projects such as building management system integration.

•  EvolutionHCM: A significant initiative for the EvolutionHCM technology group was successfully migrating our Evolution Payroll and HR clients to Asure’s AWS infrastructure, building a CICD pipeline to facilitate development integration with AWS. After developing a strategic partnership to create and deploy an integrated HR platform in 2017, Asure purchased the technology outright in the second quarter of 2018 in order to bring the technology in house. This technology was also moved into AWS as mentioned early. Significant product features were built in 2018 for this integrated HR and Payroll platform including ACA, Life events and Benefits. Finally, we have built a new “hub” infrastructure which will serve as a next-generation, API based integrations manager, with initial deployments in the first quarter of 2019 scheduled to include AsureForce and Hartford Insurance.

Asure will finalize migration of its shared hosting infrastructures in the first quarter of 2019, allowing us to then leverage our integrated platform to develop advanced reporting and analytics across our full product suite. This new infrastructure is expected to allow us to more easily fulfill our vision of a single product user experience with integrated single sign-on and expanded web service endpoints, including TLM integration into our EvolutionHCM product at the end of the first quarter (integration already exists with the mid-market AsureHCM product). Asure also invested heavily in new hardware and IoT technology development in 2018, and should see the fruits of that investment beginning in March 2019 with our new Gen 2 IoT sensors which will include environmental data. This will be followed up in additional new hardware product launches in the second quarter of 2019.

Amortization of Intangible Assets

Amortization expenses in 2018 were $8,692, an increase of $4,215, or 94.1%, as compared to $4,477 in 2017.  Amortization expenses as a percentage of revenues were 9.8% and 8.2% for 2018 and 2017, respectively.  This increase is due to the amortization related to our acquisitions in 2018 and 2017.

Other Income and Loss

Other Loss was $8,514 for the year ended 2018 as compared to $4,626 in the year ended 2017.  Other Loss in 2018 and 2017 was primarily comprised of interest expense. The increase is primarily comprised of an increase in interest expense due to the higher debt balances resulting from our Second Restated Credit Agreement and debt incurred in connection with our acquisitions.

Income Taxes

At December 31, 2018, we had federal net operating loss carryforwards of approximately $110,136, Federal R&D credit carryforwards of approximately $6,257 and alternative minimum tax credit carryforwards of approximately $123. The net operating loss and Federal R&D credit carryforwards will expire in varying amounts from 2019 through 2038, if not utilized. Federal net operating losses generated in 2018 and after are carried forward indefinitely.

Income tax expense decreased from $96 in 2017 to a benefit of $7,229 in 2018, a $7,325, or 7630.2%, increase. These figures represent an effective tax rate of 48.9% and (1.7)% in 2018 and 2017, respectively. In 2018 we recorded income taxes that were principally attributable to the release of valuation allowance and state and foreign taxes. A significant portion of the release of valuation allowance is attributable to acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance. Additional valuation allowance was released during the year due to the creation of indefinite life deferred tax assets related to net operating loss and disallowed interest carryforwards. The creation of these indefinite life deferred tax assets allowed us to utilize a portion our historic indefinite life deferred tax liability related to tax deductible goodwill to recognize additional deferred tax assets that had previously been offset by a valuation allowance. The foreign provision for income taxes in 2018 is principally attributable to net income generated in the United Kingdom. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of any remaining tax deductible goodwill after application of indefinite life deferred tax assets. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

As a result of our various acquisitions in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill. During 2018, we decreased the valuation allowance by approximately $9,332 due primarily to operations, acquisitions and the impact of changes in tax law.

We consider the undistributed earnings of our foreign subsidiaries permanently reinvested and, accordingly, we have not provided for U.S. federal or state income taxes thereon.

Net Income (Loss)

Net loss was $7,548 in 2018. Net loss was $5,722 in 2017.  The increase in net loss was $1,826, or 31.9%.  Net loss as a percentage of total revenues was 8.5% and 10.5% in 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	2018	2017

Working capital	$11,443	17,026
Cash, cash equivalents and short-term investments	15,444	27,792
Cash used in operating activities	(7,129)	(36)
Cash used in investing activities	(107,228)	(58,492)
Cash provided by financing activities	101,788	73,541

Working Capital.  We had working capital of $11,443 at December 31, 2018, a decrease of $5,583 from $17,026 at December 31, 2017.  We attribute the decrease in our working capital primarily to a decrease in cash and cash equivalents due to our 2018 acquisitions and net cash used by operations. This is offset by an increase in accounts receivable of $2,667 due to an increase in revenue and a decrease in short term notes payable of $4,162. Working capital at December 31, 2018 includes $11,849 of short term deferred revenue, a decrease from short term deferred revenue of $13,078 at December 31, 2017. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities.  Net cash used in operating activities was $7,129 in 2018. The $7,129 of cash used in operating activities during 2018 was primarily driven by our net loss of $7,548, increases in inventory and accounts receivable of $2,948 and $1,719, respectively, and a decrease in accrued expenses of $2,410, offset by non-cash adjustments of $8,571.

Net cash used in operating activities was $36 in 2017 as compared to cash used in operating activities of $2,012 in 2016. The $36 of cash used in operating activities during 2017 was primarily driven by net income (after adjustment for non-cash items) of $1,424 and an increase in deferred revenue and other liabilities of $2,643 and $1,589, respectively, offset by an increase in accounts receivable and other assets of 4,096 and $1,325, respectively, and a decrease in accounts payable of $254.

Investing Activities.  Cash used in investing activities during 2018 was $107,228.  The cash used in investing activities in 2018 is primarily comprised of the 2018 acquisitions. Cash used in investing activities during 2017 was $58,492.  The cash used in investing activities in 2017 was primarily comprised of the acquisitions of $45,390 and the net change in funds held for clients of $10,244

Financing Activities.  Net cash provided by financing activities of $101,788 in 2018 was primarily due to an increase of $36,750 in our indebtedness and net proceeds of approximately $39,449 from the issuance of our common stock in an underwritten public offering we completed in June 2018, partially offset by payments on debt of $11,645 and debt financing fees of $1,693.

Cash provided by financing activities during 2017 was $73,541. We recognized net proceeds from the issuance of common stock of $28,002 in an underwritten public offering in June 2017, as well as incurred $45,777 of indebtedness in connection with the 2017 acquisitions. This was offset by payments on notes payable of $8,973 and debt financing fees of $1,433.  In connection with the public offering, we issued 2,185,000 shares of common stock, including 285,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option, at the public offering price of $13.50 per share.

Sources of Liquidity.  As of December 31, 2018, Asure’s principal sources of liquidity consisted of approximately $15,444 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $5,000 available for borrowing under our Wells Fargo revolver. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We continue to be focused on growing our existing software operations and seeking accretive and complimentary strategic acquisitions as part of our growth strategy. We believe the available sources of liquidity described above will be sufficient to fund such growth activities but may raise additional capital or incur additional indebtedness to supplement those sources as we execute on our growth plan.

Shelf Registration

In April 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $175,000 (which includes approximately $60,000 of unsold securities that were previously registered on our currently effective registration statements). The shelf registration statement relating to these securities became effective on April 16, 2018. In June 2018, we completed an underwritten public offering in which we sold an aggregate of 2,375,000 shares of our common stock at a public offering price of $17.50 per share. We realized net proceeds of approximately $38,900 after deducting underwriting discounts and estimated offering expenses. As of December 31, 2018, there is $133,400 remaining available under the shelf registration statement.

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

The Second Restated Credit Agreement provides for a total of $175,000 in available financing consisting of (a) $105,000 in the aggregate principal amount of term loans, an increase of approximately $36,800; (b) a $5,000 line of credit, (c) a $25,000 delayed draw term loan commitment for the financing of permitted acquisitions, which is a new financing option for us; and (d) a $40,000 accordion, an increase of $30,000. The accordion allows us to increase the amount of financing we receive from our lenders at our option. Financing under the delayed draw term loan commitment and accordion are subject to certain conditions as described in the Second Restated Credit Agreement.

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

•	$1,300 beginning on June 30, 2021 and the last day of each fiscal quarter thereafter, plus an additional amount equal to 1.25% of the principal amount of all delayed draw term loans.

The outstanding principal balance and all accrued and unpaid interest on the term and revolving loans is due on May 25, 2022.

The Second Restated Credit Agreement also:

•

amends our leverage ratio covenant to increase the maximum ratio to  6.50:1 at March 31, 2018 and June 30, 2018, 6.00:1 at September 30, 2018 and December 31, 2018 and then stepping down each quarter-end thereafter;

•	amends our fixed charge coverage ratio to be not less than 1.25:1 at March 31, 2018 and each quarter-end thereafter; and
•	removes the TTM recurring revenue covenant.

In January 2019, we entered into a Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement (the “Consent and Amendment No. 2”), amending and restating the terms of the Second Amended and Restated Credit Agreement.

Consent and Amendment No. 2, the agent and required lenders have consented to our acquisition of Payroll Maxx LLC as a “permitted acquisition” and we borrowed a delayed draw term loan in the aggregate amount of $8,000.

The Consent and Amendment No. 2 also amends, among other things, our leverage ratio covenant to increase the maximum ratio to 6.00:1 at March 31, 2019, June 30, 2019 and September 30, 2019 and then stepping down each quarter-end thereafter through December 31, 2020, which is a change from 5.85:1 at March 31, 2019, 5.30:1 at June 30, 2019 and 5.10:1 at September 30, 2019 prior to this amendment.

As of December 31, 2018 and December 31, 2017, $0 was outstanding and $5,000 was available for borrowing under the revolver.

As of December 31, 2018, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

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

We believe the following are our critical accounting policies:

Revenue Recognition

Our revenue consists of software-as-a-service (“SaaS”) offerings and time-based software subscription license arrangements that also, typically include hardware, maintenance/support, and professional services elements.  We recognize revenue on an output basis when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.  We determine standalone selling prices based on the amount that we believe the market is willing to pay determined through historical analysis of sales data as well as through use of the residual approach when we can estimate the standalone selling price for one or more, but not all, of the promised goods or services.

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

We recorded a $1,500 cumulative effect adjustment to opening retained earnings as of January 1, 2018 related to an increase in deferred commissions.  There was no impact to revenue as a result of applying Topic 606.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Asure Software, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Asure Software, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended of the Company and our report dated March 19, 2019 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded its wholly owned direct and indirect subsidiaries, Occupeye Limited, Evolution Payroll Processing LLC, and USA Payrolls, Inc., from its assessment of internal control over financial reporting as of December 31, 2018 because these entities were acquired by the Company in purchase business combinations during 2018. We have also excluded Occupeye Limited, Evolution Payroll Processing, and USA Payrolls, Inc., from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 30.9% and 19.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

Costa Mesa, California
March 19, 2019

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)  (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Marcum LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Management has excluded its wholly owned direct and indirect subsidiaries, Occupeye Limited, Evolution Payroll Processing LLC, and USA Payrolls, Inc., from its assessment of internal control over financial reporting as of December 31, 2018 because these entities were acquired by the Company in purchase business combinations during 2018. These subsidiaries’ combined total assets and total revenues represent approximately 30.9% and 19.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2019 annual meeting of shareholders under the headings “Item 1 – Election of Directors and “Other Matters.”

In addition, the following table sets forth information regarding our current executive officers as of March 19, 2019:

Name	Age	Position
Patrick Goepel	56	Chief Executive Officer
Kelyn Brannon	60	Chief Financial Officer
Eyal Goldstein	43	Chief Revenue Officer
Joe Karbowski	51	Chief Technical Officer
Rhonda Parouty	44	Chief Operating Officer

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

Eyal Goldstein joined Asure as Chief Revenue Officer in December 2016. Prior to joining Asure, Mr. Goldstein served as Chief Revenue Officer of Insight Venture Partner’s FilmTrack, a global rights management platform, from 2013-2016. He previously served as Executive Vice President of DAZ Systems, prior to DAZ he was Regional Vice President at Oracle Corp. and served as Vice President at Ceridian Corporation. Mr. Goldstein earned a Bachelor’s degree in English from University of Nevada, Las Vegas.

Joe Karbowski has served as our Chief Technical Officer since September 2016 and previously served as our Chief Operating Officer from September 2016 to January 2019. He joined Asure in 2012 when we acquired PeopleCube, where he also served as Chief Technical Officer, evolving it from a startup he co-founded in 1999 to be a leader in the Agile Workspace market. With more than 25 years of experience in building commercial software companies, he is a featured speaker and has published numerous articles on software development techniques and methodologies. Mr. Karbowski earned a Bachelor of Science degree in Computer Science from Michigan Technological University, Houghton.

Rhonda Parouty joined Asure as Chief Operating Officer in January 2019. Prior to joining Asure, Ms. Parouty was an advisor to various start-ups, including Trivie, Inc. and ZenYala. From 2016 to 2017, Ms. Parouty served as Executive Vice President, Channel Management & Consumer Brands at BrandeMuscle, a global leader in precision local marketing solutions. From 2007 until 2016, Ms. Parouty held various positions with HP Software, including as Head of Revenue, Global Business Development & Strategy Director (2014-2016); Global Business Strategy & Operations Director (2012-2014); and Global Application Owner & Consulting Services Leader (2007-2012). Ms. Parouty holds a degree in Business Administration Studies from Oakland Community College.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2019 annual meeting of shareholders under the headings “Executive Compensation,” “Equity Compensation Plan Information” and “Non-Employee Director Compensation Table.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2019 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2019 annual meeting of shareholders under the heading “Approval of Transactions with Related Parties.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement foe our 2019 annual meeting of shareholders under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statements Schedules

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

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

3.1	Restated Certificate of Incorporation (5)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (6)

3.3	(Second) Certificate of Amendment to the Restated Certificate of Incorporation (7)

3.4	Certificate of Amendment to the Certificate of Incorporation (8)

3.5	Restated Certificate of Incorporation (9)

3.6	Amended and Restated Bylaws (10)

3.7	Bylaw Amendment (11)

3.8	Third Amended and Restated Bylaws (27)

4.1	Specimen Certificate for the Common Stock (12)

4.2	Amended and Restated Rights Agreement, dated as of October 28, 2009 between Asure Software, Inc. and American Stock Transfer & Trust Company (13)

4.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock (13)

4.4	Form of Rights Certificate (13)

4.5	Registration Rights Agreement (1)

4.6	Amended and Restated Registration Rights Agreement dated March 10, 2012 (14)

4.7	Promissory Note dated October 2011 issued in connection with acquisition of certain assets from ADI Time, LLC (2)

4.8	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (2)

4.9	Stock Option Agreement for Patrick Goepel (2)

4.10	Secured Subordinated Promissory Note in the principal amount of $5,000,000 dated May 25, 2017 from Asure Software, Inc. to iSystems Holdings, LLC (24)

4.11	Subordinated Promissory Note in the principal amount of $1,500,000 dated May 25, 2017 from Asure Software, Inc. to Jonathan Gibbons, as Sellers’ Representative (24)

4.12	Subordinated Promissory Note in the principal amount of $450,000 dated April 1, 2018 (28).

10.1†	2009 Equity Plan, amended as of June 26, 2012 (15)

10.2†	Amendment No. 3 to 2009 Equity Plan (15)

10.3†	Form of Option Agreement under the 2009 Equity Plan (15)

10.4†	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (16)

10.5†	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (2)

10.6†	Employment Letter with Steve Rodriguez, dated as of August 15, 2011 (2)

10.7	Fourth Amendment to Lease Agreement with WB One & Two LTD (17)

10.8	Lease Agreement to Premises located at 200 Crossings Boulevard, Warwick, Rhode Island (2)

10.9	Sixth Amendment to Lease Agreement with Wild Basin I & II Investors, LP (2)

10.10	Form of Common Stock Purchase Agreement dated as of May 30, 2013 (18)

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

10.15	Employee Stock Purchase Plan (21)

10.16

Amendment Number Six to Credit Agreement, dated as of March 10, 2017, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party thereto, and Asure Software, Inc. (22)

10.17

Amendment Number Seven to Credit Agreement, dated as of March 20, 2017, by and among Wells Fargo Bank, National Association, as administrative agent for the Lenders, each Lender party thereto, and Asure Software, Inc. (23)

10.18	Equity Purchase Agreement, dated as of May 25, 2017, among Asure Software, Inc., iSystems Holdings, LLC and iSystems Intermediate Holdco, Inc. (24)

10.19	Investor Rights Agreement dated as of May 25, 2017 by and between Asure Software, Inc., iSystems Holdings, LLC and each other Person who becomes a party thereto pursuant to Section 13(f) thereof (24)

10.20

Amended and Restated Credit Agreement, dated as of May 25, 2017, by and among the lenders identified on the signature pages thereof, Wells Fargo Bank, National Association, as administrative agent, and Asure Software, Inc. (24)

10.21	Amendment No. 4 to the 2009 Equity Plan (25)

10.22	Letter dated March 20, 2017 from Asure Software, Inc. to Richard S. Cangemi, as Stockholder Representative (11)

10.23†	Form of Indemnification Agreement (26)

10.24†	Executive Change in Control Severance Plan (26)

10.25	Purchase Agreement, dated as of April 1, 2018, between Asure Software, Inc. and Wells Fargo Bank, N.A. (28)

10.26

Second Amended and Restated Credit Agreement, dated as of March 29, 2018, by and among the lenders identified on the signature pages thereof, Wells Fargo Bank, National Association, as administrative agent, and Asure Software, Inc. (28)

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

101

The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

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

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2016.

(21) Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-215097) filed with the SEC on December 14, 2016.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.

(23) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 20, 2017.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017.

(25) Incorporated by reference to the Company’s  Proxy Statement filed with the SEC on April 21, 2017.

(26) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2017.

(27) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018 filed with the SEC on November 9, 2018.

(28) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018.

Index To Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors

of Asure Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 19, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Explanatory Paragraph – Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue during the year ended December 31, 2018 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2014-09, Revenue with Contracts from Customers (Topic 606).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Costa Mesa, California
March 19, 2019

ASURE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,444	$27,792
Accounts and note receivable, net of allowance for doubtful accounts of $1,467 and $425 at December 31, 2018 and December 31, 2017, respectively	16,028	13,361
Inventory	3,117	509
Prepaid expenses and other current assets	3,120	2,588
Total current assets before funds held for clients	37,709	44,250
Funds held for clients	122,206	42,328
Total current assets	159,915	86,578
Property and equipment, net	8,948	5,217
Goodwill	111,387	77,348
Intangible assets, net	76,760	33,554
Other assets	4,090	614
Total assets	$361,100	$203,311
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$4,733	$8,895
Accounts payable	3,662	1,912
Accrued compensation and benefits	2,824	2,477
Other accrued liabilities	2,234	862
Deferred revenue	11,849	13,078
Total current liabilities before client fund obligations	25,302	27,224
Client fund obligations	123,170	42,328
Total current liabilities	148,472	69,552
Long-term liabilities:
Deferred revenue	876	1,125
Deferred tax liability	1,566	1,070
Notes payable, net of current portion and debt issuance cost	107,229	66,973
Other liabilities	439	817
Total long-term liabilities	110,110	69,985
Total liabilities	258,582	139,537
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 22,000 and 22,000 shares authorized; 15,666 and 12,876 shares issued, 15,282 and 12,492 shares outstanding at December 31, 2018 and December 31, 2017, respectively	157	129
Treasury stock at cost, 384 shares at December 31, 2018 and December 31, 2017	(5,017)	(5,017)
Additional paid-in capital	391,927	346,322
Accumulated deficit	(283,643)	(277,597)
Accumulated other comprehensive income (loss)	(906)	(63)
Total stockholders’ equity	102,518	63,774
Total liabilities and stockholders’ equity	$361,100	$203,311

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	2018	2017
Revenue:
Cloud revenue	$68,887	$39,267
Hardware revenue	6,277	4,703
Maintenance and support revenue	5,226	4,453
Professional services revenue	7,847	4,627
Other revenue	715	1,392
Total revenue	88,952	54,442
Cost of Sales	30,830	12,619
Gross profit	58,122	41,823

Operating expenses
Selling, general and administrative	47,333	33,887
Research and development	8,360	4,459
Amortization of intangible assets	8,692	4,477
Total operating expenses	64,385	42,823

Income (loss) from operations	(6,263)	(1,000)

Other income (expense)
Interest expense and other	(8,514)	(4,626)
Total other expense, net	(8,514)	(4,626)

Loss from operations before income taxes	(14,777)	(5,626)
Income tax benefit (expense)	7,229	(96)
Net loss	$(7,548)	$(5,722)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(843)	(68)
Other comprehensive loss	$(8,391)	$(5,790)

Basic and diluted net loss per share
Basic	$(0.54)	$(0.53)
Diluted	$(0.54)	$(0.53)
Weighted average basic and diluted shares
Basic	14,010,000	10,891,000
Diluted	14,010,000	10,891,000

 The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2016	8,517	$89	(5,017)	295,044	(271,875)	5	18,246
Share based compensation	-	-	-	593	-	-	593
Stock issued upon option exercise	80	-	-	445	-	-	445
Stock issued, net of issuance cost	3,895	40	-	50,240	-	-	50,280
Net loss	-	-	-	-	(5,722)	-	(5,722)
Other comprehensive income	-	-	-	-	-	(68)	(68)
BALANCE AT DECEMBER 31, 2017	12,492	$129	$(5,017)	$346,322	$(277,597)	$(63)	$63,774
Retrospective adoption of Topic 606	-	-	-	-	1,502	-	1,502
Share based compensation	-	-	-	1,687	-	-	1,687
Stock issued upon option exercise	28	-	-	156	-	-	156
Stock issued, net of issuance cost	2,762	28	-	43,762	-	-	43,790
Net loss	-	-	-	-	(7,548)	-	(7,548)
Other comprehensive income	-	-	-	-	-	(843)	(843)
BALANCE AT DECEMBER 31, 2018	15,282	$157	$(5,017)	$391,927	$(283,643)	$(906)	$102,518

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,548)	$(5,722)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	12,927	6,058
Amortization of debt financing costs and discount	1,451	-
Release of contingent consideration	(489)	-
Provision for doubtful accounts	504	495
Provision for deferred income taxes	(7,083)	-
Gain on extinguishment of debt	(479)	-
Share-based compensation	1,687	593
Loss on disposals of fixed assets	53	-
Changes in operating assets and liabilities:
Accounts receivable	(1,719)	(4,096)
Inventory	(2,948)	(17)
Prepaid expenses and other assets	(1,437)	(1,325)
Accounts payable	1,595	(254)
Accrued expenses and other long-term obligations	(2,410)	1,589
Deferred revenue	(1,233)	2,643
Net cash used in operating activities	(7,129)	(36)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash acquired	(66,984)	(45,390)
Purchases of property and equipment	(1,898)	(1,400)
Software capitalization costs	(3,896)	(1,658)
Restricted cash	-	200
Net change in funds held for clients	(34,450)	(10,244)
Net cash used in investing activities	(107,228)	(58,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	36,750	45,777
Payments on notes payable	(7,105)	(8,973)
Proceeds from revolving line of credit	4,540	-
Payments on revolving line of credit	(4,540)	-
Debt financing fees	(1,693)	(1,433)
Payments on capital leases	(135)	(131)
Net proceeds from issuance of common stock	39,449	28,002
Net change in client fund obligations	34,522	10,299
Net cash provided by financing activities	101,788	73,541

Effect of foreign exchange rates	221	12

Net increase (decrease) in cash and cash equivalents	(12,348)	15,025
Cash and cash equivalents at beginning of period	27,792	12,767
Cash and cash equivalents at end of period	$15,444	$27,792

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$7,819	$3,466
Income taxes	91	23
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	7,592	9,193
Equity issued in connection with acquisitions	4,493	22,353

The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 1 - THE COMPANY

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) and Workspace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enables clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, Human Resources (“HR”) consulting, and time and labor management as well as a full suite of workspace management solutions for conference room scheduling, desk sharing programs, and real estate optimization. We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and through additional offices in Alabama, Florida, Massachusetts, Michigan, Oregon, Vermont, Washington, and the United Kingdom. As a result of the 2018 acquisitions, we also have offices in California, Iowa, Tennessee, North Carolina, Georgia and New York.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles and have included the accounts of our wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. We have made certain reclassifications to the prior year’s consolidated financial statements to conform to the current year presentation.

SEGMENTS

The chief operating decision maker is Asure’s Chief Executive Officer who reviews financial information presented on a company-wide basis.  Accordingly, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, we determined that the Company has a single reporting segment and operating unit structure.

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions the Company management believes reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2018, we were not party to any pending legal proceedings.

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

Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the consolidated balance sheets at the time that the Company impounds funds from clients.  The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client fund obligations as a current liability on the consolidated balance sheets totaling $123,170 and $42,328 as of December 31, 2018 and December 31, 2017, respectively.  The Company has classified funds held for clients as a current asset totaling $122,206 and $42,328 as of December 31, 2018 and 2017, respectively, since these funds are held solely for the purposes of satisfying client funds obligations. The Company has reported cash flows related to purchases, sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the statements of consolidated cash flows.  The Company has reported cash flows related to client fund investments with original maturities of ninety days or less on a net basis within the net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client fund obligations in the investing section of the statements of consolidated cash flows.  The Company has reported cash flows related to cash received from and paid on behalf of clients on a net basis within the net increase in client fund obligations in the financing activities section of the statements of consolidated cash flows.

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

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. Inventory includes purchased LCD panels, sensors, hosts and a full range of biometric and card recognition clocks that we sell as part of our workforce and workspace management solutions.  We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, by first assessing qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test should be used to identify any potential impairment and measure an impairment loss, if any. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. We tested goodwill using the qualitative factors during 2018 and 2017. There has been no impairment of goodwill for the periods presented. See Notes 4 and 5 for additional information regarding goodwill. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. We have not identified any impairments of finite-lived intangible assets during any of the periods presented. See Note 5 – Goodwill and Other Intangible Assets for additional information regarding intangible assets.

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

REVENUE RECOGNITION

On January 1, 2018, we adopted ASC Topic 606 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.  There was no impact to revenue as a result of applying Topic 606 for the year ended December 31, 2018.

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

ADVERTISING COSTS

We expense advertising costs as we incur them.  Advertising expenses were $102 and $65 for 2018 and 2017, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

LEASE OBLIGATIONS

We recognize our lease obligations with scheduled rent increases over the term of the lease on a straight-line basis. Accordingly, we charge the total amount of base rentals over the term of our leases to expense on a straight-line method, recording the amount of rental expense in excess of lease payments as a deferred rent liability. As of December 31, 2018 and 2017, we had $697 and $125 deferred rent liabilities. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. As of December 31, 2018 and 2017, we had $102 and $24 in capital lease obligations, respectively.

FOREIGN CURRENCY TRANSLATION

We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Accordingly, we translate the assets and liabilities of these foreign subsidiaries at current exchange rates at each balance sheet date. We record translation adjustments arising from the translation of net assets located outside of the United States into United States dollars in accumulated other comprehensive loss as a separate component of stockholders’ equity. We translate income and expenses from the foreign subsidiaries using monthly average exchange rates. We include net gains and losses resulting from foreign exchange transactions in other income and expenses, which were not significant in 2018 and 2017.

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

SHARE BASED COMPENSATION

We adopted Statement ASC 718 effective August 1, 2005, using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased or cancelled after the effective date.  We estimate the fair value of each award granted from our stock option plan at the date of grant using the Black-Scholes option pricing model. During 2018 and 2017, we granted 803,000 and 575,000 stock options, respectively.

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

As of December 31, 2018, we expect to recognize $3,943 of unrecognized compensation costs related to non-vested option grants over the course of the following three years.

We issued 30,000 shares of common stock related to exercises of stock options granted from our stock option plan in 2018 and 80,000 shares in 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows, or financial position. The initial application was applied to all contracts at the date of initial application.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results of reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

The impact from the adoption of Topic 606 to our consolidated balance sheet and income statement as of and for the year ended December 31, 2018, are as follows:

Balance Sheet	December 31, 2018	Balance Using Previous Standard	Increase (Decrease)
Assets
Prepaid expenses and other current assets	$3,120	$3,359	$(239)
Total current assets before funds held for clients	37,709	37,948	(239)
Total current assets	159,915	160,154	(239)
Other assets	4,090	1,015	3,075
Total assets	$361,100	$358,275	$2,825

Liabilities and stockholders’ equity
Accumulated deficit	(283,643)	(286,468)	2,825
Total stockholders’ equity	102,518	99,693	2,825
Total liabilities and stockholders’ equity	$361,100	$358,275	$2,825

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

Income Statement	For the Year Ended December 31, 2018	Balance Using Previous Standard	Increase (Decrease)
Operating expenses
Selling, general and administrative	47,333	48,656	(1,323)
Total operating expenses	64,385	65,708	(1,323)
Loss from operations	(6,263)	(7,586)	(1,323)
Loss from operations before income tax	(14,777)	(16,100)	(1,323)
Net Loss	$(7,548)	$(8,871)	$(1,323)
Other comprehensive loss	$(8,391)	$(9,714)	$(1,323)

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

Standards Yet To Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. While we are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements, we expect the adoption will result in a material increase in the assets and liabilities recorded on our Consolidated Balance Sheets and additional qualitative and quantitative disclosures.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

At December 31, 2018, $4,256 of Funds Held for Clients were invested in short-term available-for-sale securities consisting of government and commercial bonds, including mortgage backed securities. There were no investments in securities during the first six months of 2018 and the twelve months ended December 31, 2017. At December 31, 2018, we also had approximately $8,100 in money market funds, classified as cash equivalents.

Investments classified as short-term available-for-sale as of December 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	$4,334	$21	$(99)	$4,256

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2018, there were 26 securities in an unrealized gain position and there were 32 securities in an unrealized loss position. These unrealized losses were less than $25 individually and $170 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At December 31, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet.

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

At December 31, 2018, we had $8,106 in money market funds, classified as cash equivalents. Short-term available-for-sale securities consist of government and commercial bonds, including mortgage backed securities, and are classified as Funds Held for Clients on the accompanying consolidated balance sheet.

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, respectively:

		Fair Value Measure at December 31, 2018
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$15,444	$15,444	$-	$-
Short-term available-for-sale securities- Funds Held for Clients	4,256	-	4,256	-
Total	$19,700	$15,444	$4,256	$-

Fair Value Measure at December 31, 2017
	Total	Quoted	Significant
	Carrying	Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Market	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$27,292	$27,292	$-	$-
Total	$27,292	$27,292	$-	$-

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current liabilities.  The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Our line of credit and notes payable, including current portion, as of December 31, 2018, had a carrying value of $111,962.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 4 - ACQUISITIONS

2018 Acquisitions

In January 2018, we acquired all of the outstanding shares of common stock of Pay Systems of America, Inc. (“Pay Systems”), a provider of HR, payroll and employee benefits services. The aggregate consideration for the shares consisted of (i) $13,935 in cash and (ii) a subordinated promissory note (the “Pay Systems Note”) in the principal amount of $1,572, subject to adjustment. We funded the cash payment with cash on hand. The Pay Systems Note bears interest at an annual rate of 2.0% and is payable in two installments – one-half, plus accrued interest, on July 1, 2018 and the remaining principal balance and accrued interest on January 1, 2019. This note was paid in full in January 2019.

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

Except for the purchase of Pay Systems, Evolution Payroll portfolio and USA Payroll, the 2018 acquisitions, individually, were not material to our results of operations, financial position, or cash flows. We have treated the purchase of the Evolution Payroll portfolio as an acquisition of assets, rather than as an acquisition of a business.

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

We recorded the transactions, with the exception of the Evolution Payroll portfolio purchase, using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $40,323 of intangible assets subject to amortization consist of $35,563 allocated to Customer Relationships, $2,100 for Developed Technology, $2,330 for Trade Names, and $330 for Noncompete Agreements.  To value the Trade Names, we employed the relief from royalty method under the market approach. For the Noncompete Agreements, we employed a form of the income approach which analyzes the Company’s profitability with these assets in place, in contrast to the Company’s profitability without them. For the Customer Relationships and Developed Technology, we employed a form of the excess earnings method, which is a form of the income approach. The discount rate used in valuing these assets ranged from 13.0% to 33.0%, which reflects the risk associated with the intangible assets related to the other assets and the overall business operations to us. We estimated the fair values of the Trade Names using the relief from royalty method based upon a 1.0% royalty rate.

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

	Pay Systems	USA Payroll	Others	Total
Cash & cash equivalents	$764	$470	$643	$1,877
Accounts receivable	56	104	2,395	2,555
Fixed assets	121	98	428	647
Inventory	-	-	121	121
Other assets	100	5	995	1,100
Funds held for clients	10,976	20,439	14,013	45,428
Goodwill	9,606	12,644	11,966	34,216
Intangibles	7,240	17,643	15,440	40,323
Total assets acquired	$28,863	$51,403	$46,001	$126,267

Accounts payable	85	39	880	1,004
Deferred tax liability	1,364	3,622	2,036	7,022
Accrued other liabilities	946	376	2,335	3,657
Deferred revenue	-	-	1,289	1,289
Client fund obligations	11,962	20,439	14,000	46,401
Total liabilities assumed	14,357	24,476	20,540	59,373

Net assets acquired	$14,506	$26,927	$25,461	$66,894

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	Pay Systems	USA Payroll	Others	Total
Purchase price	$15,507	$27,504	$28,142	$71,153
Working capital adjustment	(940)	-	(557)	(1,497)
Adjustment to fair value of contingent liability	-	-	(1,761)	(1,761)
Adjustment to fair value of Asure’s stock	-	(287)	(7)	(294)
Debt discount	(61)	(290)	(356)	(707)
Fair value of net assets acquired	$14,506	$26,927	$25,461	$66,894

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

Transaction costs incurred for the business acquisitions were $1,347 in the year ended December 31, 2018, and were expensed as incurred and included in selling, general and administrative expenses.

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

As of April 1, 2018, the third party expert determined the value of the contingent consideration for the acquisition was $489. The valuation of the contingent consideration was based on a Monte Carlo simulation model for fiscal 2017 to 2019. Management provided revenue projections (an unobservable input) of $3,075 for fiscal 2018 (partial year), and $4,408 for fiscal 2019, respectively. Based on current projections, we released the liability for the contingent consideration as of September 30, 2018, and recorded $489 of Other Income in the accompanying consolidated statement of operations.

2017 Acquisitions

In January 2017, we closed three strategic acquisitions of a provider of outsourced HR solutions, and two providers of payroll services.

In May 2017, we closed two strategic acquisitions: iSystems Internediate HoldCo, Inc. (“iSystems”), and another company that offers payroll, tax management and HR software combined with comprehensive back-end service bureau tools to service providers across the United States. The company is a current reseller of our HCM offering (formerly Mangrove), which provides human resources solutions that enhance organizations, people, and profits through payroll and HR solutions.

In October 2017, we acquired a company based in Birmingham, Alabama, which is a leading regional human resources and payroll services bureau in the Southeast and a current reseller of our HCM solution, Evolution.

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

In connection with the iSystems acquisition, we also entered into an investor rights agreement (the “Investor Rights Agreement”) with the Seller. Pursuant to the terms of the Investor Rights Agreement, until May 2018, the holders of the registrable securities received in connection with the acquisition have agreed not to directly or indirectly transfer, sell, make any short sale or otherwise dispose of any of our equity securities and not to vote any of our equity securities or solicit proxies other than in favor of each director that our board recommends for election, against any director that our board has not nominated for election, and in accordance with the recommendation of our board on any other matters, subject to certain exceptions. In addition, under the Investor Rights Agreement, holders of the registrable securities have demand registration rights which allow a registration statement to be filed on or about March 31, 2018 and piggyback registration rights which become effective in May 2018. On January 31, 2018, holders of the registrable securities exercised their demand registration rights, and we filed and caused to become effective a registration statement with the SEC on April 16, 2018 registering the resale of 1,526,332 shares of our common stock.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

We based the allocations on fair values at the date of acquisition:

	iSystems	Others	Total
Cash & cash equivalents	$211	$641	$852
Accounts receivable	951	721	1,672
Restricted cash	200	-	200
Fixed assets	681	179	860
Other assets	699	68	767
Funds held for clients	-	9,103	9,103
Goodwill	42,253	8,557	50,810
Intangibles	15,070	11,338	26,408
Total assets acquired	$60,065	$30,607	$90,672

Accounts payable	392	181	573
Accrued other liabilities	791	282	1,073
Deferred revenue	1,073	370	1,443
Client fund obligations	-	9,048	9,048
Total liabilities assumed	2,256	9,881	12,137

Net assets acquired	$57,809	$20,726	$78,535

The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	iSystems	Others	Total
Purchase price	$55,000	$21,010	$76,010
Working capital adjustment	202	123	325
Adjustment to fair value of Asure’s stock issued	2,880	(26)	2,854
Debt discount	(273)	(381)	(654)
Fair value of net assets acquired	$57,809	$20,726	$78,535

Transaction costs for the 2017 acquisitions were $3,112 and were expensed as incurred and included in selling, general and administrative expenses.

Unaudited Pro Forma Financial Information

The following unaudited summary of pro forma combined results of operations for the year ended December 31, 2018 and December 31, 2017 gives effect to our 2017 and 2018 business and asset acquisitions as if we had completed them on January 1, 2017. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as of January 1, 2017, nor is it indicative of future consolidated results of operations.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Revenues	$99,388	$100,989
Net income (loss)	$(6,112)	$(16,797)
Net income (loss) per common share:
Basic and diluted	$(0.43)	$(1.42)

Weighted average shares outstanding	14,121	11,843

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table summarizes the changes in our goodwill:

Balance at December 31, 2017	$77,348
Goodwill recognized upon acquisitions	34,216
Adjustments to goodwill associated with acquisitions	81
Foreign exchange adjustment to goodwill	(258)
Balance at December 31, 2018	$111,387

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2018 and December 31, 2017 are as follows:

		2018
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,805	$(7,065)	$7,740
Customer Relationships	8.5	85,094	(20,601)	64,493
Reseller Relationships	7.0	853	(853)	-
Trade Names	12.2	5,187	(1,241)	3,946
Noncompete Agreements	5.2	1,032	(451)	581
	8.3	$106,971	$(30,211)	$76,760

		2017
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.7	$11,925	$(5,010)	$6,915
Customer Relationships	9.5	37,096	(13,142)	23,954
Reseller Relationships	7.0	853	(761)	92
Trade Names	10.4	2,915	(884)	2,031
Noncompete Agreements	6.1	692	(130)	562
	8.8	$53,481	$(19,927)	$33,554

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses were $8,692 and $4,477 for 2018 and 2017, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $1,607 and $453 for 2018 and 2017, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2018:

Year Ending
2019	$12,084
2020	11,249
2021	10,757
2022	9,918
2023	8,096
Thereafter	24,656
Total	$76,760

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of December 31, 2018 and 2017:

	Maturity	Stated Interest Rate	2018	2017
Subordinated Notes Payable- acquisitions	5/25/2019 – 7/1/2021	2.00% - 3.50%	$10,964	$9,847
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	10.55%	52,106	34,125
Term Loan - Wells Fargo	5/25/2022	5.55%	52,106	34,125
Total Notes Payable			$115,176	$78,097
Short-term notes payable			$5,864	$8,895
Long-term notes payable			$109,312	$69,202

On January 1, 2016, we adopted ASU 2015-03 for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 was the classification of all deferred financing costs as a deduction to corresponding debt in addition to the reclassification of deferred financing costs in other current and long-term assets to short and long-term notes payable. The following table summarizes the debt issuance costs as of December 31, 2018 and 2017:

	Gross Notes Payable 2018	Debt Issuance Costs	Net Notes Payable 2018
Notes payable, current portion	$5,864	$(1,131)	$4,733
Notes payable, net of current portion	109,312	(2,083)	107,229
Total Notes Payable	$115,176	$(3,214)	$111,962

	Gross Notes Payable 2017	Debt Issuance Costs	Net Notes Payable 2017
Notes payable, current portion	$8,895	$-	$8,895
Notes payable, net of current portion	69,202	(2,229)	66,973
Total Notes Payable	$78,097	$(2,229)	$75,868

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the future gross principal payments related to our outstanding debt as of December 31, 2018:

Year Ending
2019	$5,864
2020	5,119
2021	7,856
2022	96,337
Gross Notes Payable	$115,176

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

As of December 31, 2018 and December 31, 2017, $0 was outstanding and $5,000 was available for borrowing under the revolver.

As of December 31, 2018, we were in compliance with all covenants and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

In January 2019, we entered into a Consent and Amendment No. 2 to the Second Restated Credit Agreement with Wells Fargo Bank, National Association and Goldman Sachs Specialty Lending Holdings, Inc., amending and restating the terms of the Second Restated Credit. See Note 14- Subsequent Events.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciable useful lives as of December 31, 2018 and 2017 are composed of the following:

	2018	2017

Software: 3-5 years	$8,213	$7,436
Furniture and equipment: 2-5 years	8,791	7,918
Internal support equipment: 2-4 years	696	696
Capital leases: lease term or life of the asset	178	178
Leasehold improvements: shorter of the lease term or life of the improvement	3,282	3,813
Software development costs	5,959	2,062
	27,119	22,103
Less accumulated depreciation and amortization	(18,171)	(16,886)
	$8,948	$5,217

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

We record the amortization of our capital leases as depreciation expense on our Consolidated Statements of Comprehensive Loss. Depreciation and amortization expenses relating to property and equipment were approximately $2,616 and $1,128 for 2018 and 2017, respectively.

As part of the acquisitions of Mangrove and iSystems in 2016 and 2017, we acquired software development costs. We continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”).We follow the guidance of ASC 350-40, Intangibles- Goodwill and Other- Internal Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the year ended December 31, 2018 and 2017, we capitalized $3,897 and $2,062 of software development costs, respectively.

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

In April 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $175,000 (which includes approximately $60,000 of unsold securities that were previously registered on our currently effective registration statements). The shelf registration statement relating to these securities became effective on April 16, 2018. As of December 31, 2018, there is $133,438 remaining available under the shelf registration statement.

In June 2018, we completed an underwritten public offering in which we sold an aggregate of 2,375,000 shares of our common stock at a public offering price of $17.50 per share. We realized net proceeds of approximately $38,900 after deducting underwriting discounts and estimated offering expenses.

SHARE REPURCHASE PROGRAM

Pursuant to our stock repurchase plan, we may repurchase up to 450,000 shares of our common stock.  We have repurchased a total of 384,000 shares for approximately $5,000 over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on our cash position, market conditions, financial covenants and other factors.  While the program remains in place, we did not repurchase any shares during 2018 or 2017.

STOCK AND STOCK OPTION PLANS

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, is intended to replace our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of our board, are eligible to receive awards under the 2018 Plan. The 2018 Plan provides for the grant of stock options, including incentive stock options (“ISOs”)and nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance bonus awards, performance stock units awards, other stock or cash-based awards and dividend equivalents to eligible individuals. We generally grant stock options with exercise prices equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with the date of grant.

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

The number of shares available for issuance under 2018 Plan is equal to the sum of (i) 750,000 shares, (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2018 Plan. We have 1,639,000 options granted and outstanding pursuant to the 2018 Plan as of December 31, 2018.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $1,687 and $593 for 2018 and 2017, respectively.

The following table summarizes the assumptions used to develop their fair value for the year ending December 31, 2018 and 2017:

	2018	2017
Risk-free interest rate	2.81%	1.60%
Expected volatility	.45	.41
Expected life in years	4.00	3.69
Dividend yield	-	-

As of December 31, 2018, we reserved shares of common stock for future issuance as follows:

Options outstanding	1,639,000
Options available for future grant	108,000
Shares reserved	1,747,000

The following table summarizes activity under all Plans during the year ended December 31, 2018 and 2017.

	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	1,014,000	$9.22	614,000	$6.47
Granted	803,000	11.48	575,000	11.30
Exercised	(30,000)	6.43	(80,000)	5.55
Canceled	(148,000)	13.21	(95,000)	7.16
Outstanding at the end of the year	1,639,000	$10.02	1,014,000	$9.22
Options exercisable at the end of the year	585,000	$8.59	247,000	$6.34
Weighted average fair value of options granted during the year	$7.80		$3.63

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes the outstanding and exercisable options and their exercise prices as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable and Vested	Weighted-Average Exercise Price

$1.68 –8.81	529,000	1.95	$4.58	303,000	$6.18
8.82 – 13.39	595,000	3.31	10.88	223,000	10.36
13.40–16.27	515,000	3.95	14.62	59,000	14.27
$1.68–16.27	1,639,000	2.67	$10.02	585,000	$8.59

The aggregate intrinsic value of options outstanding and options exercisable is $748 and $11, respectively, at December 31, 2018.

NOTE 9 - EMPLOYEE BENEFIT PLANS

401(K) SAVINGS PLAN

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $490 and $369 in 2018 and 2017, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the shareholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 225,000 shares were reserved for issuance. During the year ended December 31, 2018, 14,415 shares of common stock were issued at $11.88 per share and 55,631 shares of common stock were issued at $5.27 per share. During the year ended December 31, 2017, 17,568 shares of common stock were issued at $7.65 per share.

NOTE 10 - CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $1,467, were $14,291 at December 31, 2018.  Receivables from contracts with customers, net of allowance for doubtful accounts of $425, were $12,032 at December 31, 2017.

Deferred Commissions

Deferred commissions costs from contracts with customers were $3,675 and $636 at December 31, 2018 and December 31, 2017, respectively.  The amount of amortization recognized during the December 31, 2018 and 2017 period was $1,079 and $2,210, respectively.

Deferred Revenue

Revenue of $12,206 was recognized during the year ended December 31, 2018 that was included in the deferred revenue balance at the beginning of the period.

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2018, approximately $52,475 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 56% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During 2018 and 2017, there were no customers who individually represented 10% or more of consolidated revenue.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the years ending December 2018 and 2017.

	2018	2017
Net Loss	$(7,548)	$(5,722)
Weighted-average shares of common stock outstanding	14,010,000	10,891,000
Basic and diluted net loss per share	$(0.54)	$(0.53)

We have excluded stock options to acquire 1,639,000 and 1,014,000 shares for 2018 and 2017, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a deferred tax benefit of $545.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, Global Intangible Low-Taxed Income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, we are required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of our deferred taxes (the “deferred method”). The Company has selected the "period cost method" as its accounting policy with respect to the new GILTI tax rules.

The components of pre-tax loss for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Domestic	$(14,550)	$(5,519)
Foreign	(227)	(107)
Total	$(14,777)	$(5,626)

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Current:
Federal	$-	$6
State	37	50
Foreign	116	(213)
Total current	153	(157)

Deferred:
Federal	(5,747)	85
State	(1,554)	168
Foreign	(81)	-
Total deferred	(7,382)	253

	$(7,229)	$96

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating losses	$24,330	$28,349
Research and development credit carryforwards	5,147	4,659
Minimum tax credit carryforwards	123	123
Disallowed interest expense carryforwards	1,909	-
Stock compensation	107	11
Deferred revenue	276	299
Fixed assets	14	-
Accrued expenses	594	318
Other	526	260
	33,026	34,019
Valuation allowance	(19,517)	(28,849)
Net deferred tax assets	13,509	5,170

Deferred tax liabilities:
Acquired intangibles	(11,216)	(5,180)
Fixed assets	-	(309)
Capitalized software	(1,268)	-
Deferred commission	(856)	-
Goodwill	(1,735)	(751)
	(15,075)	(6,240)

Net current deferred tax assets (liabilities)	$(1,566)	$(1,070)

At December 31, 2018, we had federal net operating loss carryforwards of approximately $110,136, research and development credit carryforwards of approximately $6,257 and alternative minimum tax credit carryforwards of approximately $123. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2019 through 2038, if not utilized. Federal net operating losses generated in 2018 and after are carried forward indefinitely.

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

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of goodwill. During the year ended December 31, 2018, the valuation allowance decreased by approximately $9,332 due primarily to the results of operations, acquisitions and the impact of changes in law.

We consider undistributed earnings of our foreign subsidiaries as permanently reinvested and, accordingly, we have made no provision for U.S. federal or state income taxes thereon, other than the earnings required to be recognized under IRC Section 956 or Section 965.

Our provision for income taxes attributable to continuing operations for the years ending December 31, 2018 and 2017 differ from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2018	2017

Computed at statutory rate	$(3,103)	$(1,913)
State taxes, net of federal benefit	(482)	(6)
Permanent items and other	392	21
Credit carryforwards	(478)	(181)
Foreign income taxed at different rates	(4)	(198)
Effect of Tax Act	-	14,058
Change in tax carryforwards not benefitted	5,778	2,983
Change in valuation allowance	(9,332)	(14,668)
	$(7,229)	$96

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2018. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2016	$1,219
Additions based on tax positions related to the current year	99
Additions for tax positions of prior years	11
Reductions for tax positions of prior years	(155)
Balance at December 31, 2017	$1,174
Additions based on tax positions related to the current year	246
Additions for tax positions of prior years	15
Reductions for tax positions of prior years	-
Balance at December 31, 2018	$1,435

As of December 31, 2018, we had $1,435 of unrecognized tax benefits, which would affect the effective tax rate if recognized. Our assessment of our unrecognized tax benefits is subject to change as a function of our financial statement audit.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2018, we recognized $0 of interest and penalties in our income tax expense.

We file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years ending before December 31, 2015 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2014.  We are not currently under audit for federal, state or any foreign jurisdictions.

ASURE SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 13 - LEASE COMMITMENTS

Our future minimum lease payments under all operating and capital leases as of December 31, 2018 are as follows:

Year Ending	Operating Lease Obligations	Capital Lease Obligations
2019	$2,693	$102
2020	2,172	-
2021	1,962	-
2022	1,417	-
2023	711	-
Thereafter	2,977	-
	$11,932	$102
Less: Sublease income	(223)	-
Total	$11,709	$102

Less current portion of obligations		(102)
Long-term portion of obligations		$-

Total rent expense under all operating leases for 2018 and 2017 were $2,881 and $1,552, respectively. At December 31, 2018 and 2017, 29.3% and 29.7%, respectively, of our total operating lease obligation relates to our office facility in Vermont where iSystems is based.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2018, and events which occurred subsequent to December 31, 2018 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements except as below and except as discussed in Note 13 above and as follows:.

In January 2019, we entered into a Consent and Amendment No. 2 to the Second Restated Credit Agreement (the “Consent and Amendment No. 2”), with Wells Fargo Bank, National Association and Goldman Sachs Specialty Lending Holdings, Inc., amending and restating the terms of the Second Restated Credit Agreement. Under the terms and conditions of the Consent and Amendment No. 2, the agent and required lenders have consented to our acquisition of Payroll Maxx LLC as a “permitted acquisition” and we borrowed a delayed draw term loan in the aggregate amount of $8,000. The Consent and Amendment No. 2 also amends, among other things, our leverage ratio covenant to increase the maximum ratio to 6.00:1 at March 31, 2019, June 30, 2019 and September 30, 2019 and then stepping down each quarter-end thereafter through December 31, 2020, which is a change from 5.85:1 at March 31, 2019, 5.30:1 at June 30, 2019 and 5.10:1 at September 30, 2019 prior to this amendment.

In January 2019, we also issued 122,850 unregistered shares of our common stock to the equity holders of Payroll Maxx LLC, a Colorado limited liability company, as part of the purchase price consideration paid in connection with the acquisition of all of the equity interests of Payroll Maxx LLC. The shares were valued at $8.14 per share, or an aggregate of $1,000, based on a volume weighted average of the closing prices of our common stock during a 60-day period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 19, 2019	By	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer	March 19, 2019
Patrick Goepel	(Principal Executive Officer)
and Director

/s/ KELYN BRANNON	Chief Financial Officer	March 19, 2019
Kelyn Brannnon	(Principal Financial and Accounting Officer)

/s/ DAVID SANDBERG	Chairman of the Board	March 19, 2019
David Sandberg
/s/ DANIEL GILL	Director	March 19, 2019
Daniel Gill
/s/ BRADFORD OBERWAGER	Director	March 19, 2019
Bradford Oberwager

/s/ ADRIAN PERTIERRA	Director	March 19, 2019
Adrian Pertierra

/s/ J. RANDALL WATERFIELD	Director	March 19, 2019
J. Randall Waterfield