Form 10-Q
period 2019-03-31
ASURE SOFTWARE INC
filed 2019-05-10
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ASUR	Nasdaq Capital Market

As of May 8, 2019, the registrant had outstanding 15,404,865 shares of its Common Stock.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$16,591	$15,444
Accounts receivable, net of allowance for doubtful accounts of $1,150 and $1,467 at March 31, 2019 and December 31, 2018, respectively	14,377	16,028
Inventory	4,121	3,117
Prepaid expenses and other current assets	3,638	3,120
Total current assets before funds held for clients	38,727	37,709
Funds held for clients	123,810	122,206
Total current assets	162,537	159,915
Property and equipment, net	10,078	8,948
Goodwill	116,277	111,387
Intangible assets, net	78,812	76,760
Other assets, net	12,397	4,090
Total assets	$380,101	$361,100
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$5,714	$4,733
Revolving line of credit	283	—
Accounts payable	5,694	3,662
Accrued compensation and benefits	3,343	2,824
Other accrued liabilities	3,981	2,234
Deferred revenue	11,357	11,849
Total current liabilities before client fund obligations	30,372	25,302
Client fund obligations	124,672	123,170
Total current liabilities	155,044	148,472
Long-term liabilities:
Deferred revenue	782	876
Deferred tax liability	1,782	1,566
Notes payable, net of current portion and debt issuance cost	114,331	107,229
Other liabilities	7,105	439
Total long-term liabilities	124,000	110,110
Total liabilities	279,044	258,582
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 22,000 and 22,000 shares authorized; 15,789 and 15,666 shares issued, 15,405 and 15,282 shares outstanding at March 31, 2019 and December 31, 2018, respectively	158	157
Treasury stock at cost, 384 shares at March 31, 2019 and December 31, 2018	(5,017)	(5,017)
Additional paid-in capital	393,092	391,927
Accumulated deficit	(286,537)	(283,643)
Accumulated other comprehensive loss	(639)	(906)
Total stockholders’ equity	101,057	102,518
Total liabilities and stockholders’ equity	$380,101	$361,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Recurring	$23,561	$17,485
Professional services, hardware and other	3,199	1,819
Total revenue	26,760	19,304
Cost of Sales	8,698	5,557
Gross profit	18,062	13,747
Operating expenses:
Selling, general and administrative	12,766	10,709
Research and development	2,351	1,423
Amortization of intangible assets	2,781	1,597
Total operating expenses	17,898	13,729
Income from operations	164	18
Other income (expense)
Interest expense and other	(2,754)	(1,760)
Total other expense, net	(2,754)	(1,760)
Loss before income taxes	(2,590)	(1,742)
Income tax expense	304	183
Net loss	$(2,894)	$(1,925)
Other comprehensive income:
Unrealized loss on marketable securities	(52)	—
Foreign currency translation gain	319	3
Comprehensive loss	$(2,627)	$(1,922)
Basic and diluted net loss per share
Basic	$(0.19)	$(0.15)
Diluted	$(0.19)	$(0.15)
Weighted average basic and diluted shares
Basic	15,405,000	12,583,000
Diluted	15,405,000	12,583,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2017	12,492	$129	$(5,017)	$346,322	$(277,597)	$(63)	$63,774
Stock issued upon acquisition, net of offering costs	92	1	—	1,124	—	—	1,125
Share based compensation	—	—	—	194	—	—	194
Retrospective adoption of Topic 606	—	—	—	—	1,502	—	1,502
Net loss	—	—	—	—	(1,925)	—	(1,925)
Other comprehensive income	—	—	—	—	—	3	3
Balance at March 31, 2018	12,584	$130	$(5,017)	$347,640	$(278,020)	$(60)	$64,673

Balance at December 31, 2018	15,282	$157	$(5,017)	$391,927	$(283,643)	$(906)	$102,518
Stock issued upon acquisition	123	1	—	554	—	—	555
Share based compensation	—	—	—	611	—	—	611
Net loss	—	—	—	—	(2,894)	—	(2,894)
Other comprehensive income	—	—	—	—	—	267	267
Balance at March 31, 2019	15,405	$158	$(5,017)	$393,092	$(286,537)	$(639)	$101,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,894)	$(1,925)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	3,993	2,018
Amortization of debt financing costs and discount	419	246
Provision for doubtful accounts	(318)	76
Provision for (recovery of) deferred income taxes	216	214
Share-based compensation	611	194
Loss on disposals of fixed assets	6	—
Changes in operating assets and liabilities:
Accounts receivable	1,676	(535)
Inventory	(925)	(229)
Prepaid expenses and other assets	(580)	(2,182)
Accounts payable	2,052	666
Accrued expenses and other long-term obligations	614	1,826
Deferred revenue	(623)	(1,265)
Net cash provided by (used in) operating activities	4,247	(896)
Cash flows from investing activities:
Acquisitions net of cash acquired	(7,495)	(37,253)
Purchases of property and equipment	(926)	(566)
Software capitalization costs	(1,027)	(828)
Net change in funds held for clients	12,761	576
Net cash provided by (used in) investing activities	3,313	(38,071)
Cash flows from financing activities:
Proceeds from notes payable	8,000	36,750
Payments on notes payable	(687)	—
Proceeds from revolving line of credit	283	2,379
Debt financing fees	(1,102)	(1,577)
Payments on capital leases	(34)	—
Net change in client fund obligations	(12,862)	(576)
Net cash provided by (used in) financing activities	(6,402)	36,976
Effect of foreign exchange rates	(11)	7
Net increase (decrease) in cash and cash equivalents	1,147	(1,984)
Cash and cash equivalents at beginning of period	15,444	27,792
Cash and cash equivalents at end of period	$16,591	$25,808
Supplemental information:
Cash paid for:
Interest	$2,304	$1,529
Income taxes	—	—
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	$2,000	$3,942
Equity issued in connection with acquisitions	555	1,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) and Workspace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platform enables clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, Human Resources (“HR”) consulting, and time and labor management as well as a full suite of workspace management solutions for conference room scheduling, desk sharing programs, and real estate optimization. We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and through additional offices in Alabama, California, Florida, Massachusetts, Michigan, Nebraska, New York, North Carolina, Oregon, Tennessee, Vermont, Washington, and the United Kingdom.

Effective January 1, 2019, we acquired all of the equity interests of Payroll Maxx LLC, a payroll processing company based in Omaha, Nebraska and a licensee of our Evolution software.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. Certain reclassifications were made to conform to the current period presentation in the condensed consolidated statements of comprehensive loss. These reclassifications include a change in the presentation of revenues.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and March 31, 2018, and our statement of changes in stockholders' equity and cash flows for the three months ended March 31, 2019 and March 31, 2018.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2018.  The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions the Company management believes reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”.  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. Additional qualitative and quantitative disclosures are also required. We adopted the standard on January 1, 2019, utilizing the cumulative-effect adjustment transition method,

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. Upon adoption, we did not record an adjustment to our beginning accumulated deficit.

In addition, we adopted the following additional practical expedients available for implementation:

•An entity need not reassess whether any existing or expired contracts are or contain leases;
•An entity need not reassess lease classification for any existing or expired leases; and
•An entity need not reassess initial direct costs for any existing leases.

The standard did not materially impact operating results or liquidity. We recognized lease liabilities of approximately $8,900 on January 1, 2019. A right-of-use asset of approximately $8,200 was recognized based on the lease liability, adjusted for the reclassification of deferred rent and lease incentive of approximately $680. The standard has no impact on the timing or classification of our cash flows as reported in the Condensed Consolidated Statement of Cash Flows. Our accounting for finance leases remained substantially unchanged. Disclosures related to this standard are included in Note 7, Leases.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (“the Tax Act”) to retained earnings. We adopted the standard effective January 1, 2019. The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

Standards Yet To Be Adopted

The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820).  The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. We plan to adopt this standard at the effective date and do not expect any material impact from adoption.

The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).  The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

LEASES

At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date taking into consideration necessary adjustments for collateral, depending on the facts and circumstances of the lessee and the leased asset, and term to match the lease term. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Lease liabilities are recorded in other current liabilities and other non-current liabilities. ROU assets are recorded in other assets, net.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term. Lease agreements that contain both lease and non-lease components are generally accounted for separately.

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2019, we were not party to any pending legal proceedings.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

As of March 31, 2019 and December 31, 2018, $4,490 and $4,256, respectively, of Funds Held for Clients were invested in short-term available-for-sale securities consisting of government and commercial bonds, including mortgage backed securities. As of March 31, 2019 and December 31, 2018, we also had $29,859 and $0, respectively, of Funds Held for Clients invested in money market funds. At March 31, 2019 and December 31, 2018, we also had $13,932 and $8,111, respectively, in money market funds, classified as cash equivalents.

Investments classified as short-term available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
March 31, 2019:
Corporate debt securities -Funds Held for Clients (2)	$4,542	$34	$(86)	$4,490
December 31, 2018:
Corporate debt securities -Funds Held for Clients (2)	$4,334	$21	$(99)	$4,256

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2019 and December 31, 2018, there were 26 securities in an unrealized gain position and there were 32 securities in an unrealized loss position. As of March 31, 2019 and December 31, 2018, these unrealized losses were less than $25 individually and $52 and $78 in the aggregate, respectively. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At March 31, 2019 and December 31, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet.

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

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively:

		Fair Value Measure at March 31, 2019
	Total Carrying Value at March 31, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$13,932	$13,932	$—	$—
Funds held for clients
Money market funds	29,859	29,859	—	—
Short-term available-for-sale securities	4,490	—	4,490	—
Total	$48,281	$43,791	$4,490	$—

		Fair Value Measure at December 31, 2018
	Total Carrying Value at December 31, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$8,111	$8,111	$—	$—
Funds held for clients
Money market funds	—	—	—	—
Short-term available-for-sale securities	4,256	—	4,256	—
Total	$12,367	$8,111	$4,256	$—

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in our goodwill:

Balance at December 31, 2018	$111,387
Goodwill recognized upon acquisition of Payroll Maxx	4,826
Adjustment to goodwill associated with acquisitions	4
Foreign exchange adjustment to goodwill	60
Balance at March 31, 2019	$116,277

There has been no impairment of goodwill for the periods presented.

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2019 and December 31, 2018 are as follows:

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

		March 31, 2019
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,850	$(7,687)	$7,163
Customer Relationships	8.8	90,187	(23,018)	67,169
Reseller Relationships	7.0	853	(853)	0
Trade Names	12.0	5,330	(1,351)	3,979
Noncompete Agreements	5.2	1,032	(531)	501
	8.5	$112,252	$(33,440)	$78,812

		December 31, 2018
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,805	$(7,065)	$7,740
Customer Relationships	8.5	85,094	(20,601)	64,493
Reseller Relationships	7.0	853	(853)	—
Trade Names	12.2	5,187	(1,241)	3,946
Noncompete Agreements	5.2	1,032	(451)	581
	8.3	$106,971	$(30,211)	$76,760

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses recorded in Operating Expenses were $2,781 and $1,597, for the three months ended March 31, 2019 and 2018, respectively. Amortization expenses recorded in Cost of Sales were $437 and $297 for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of March 31, 2019:

Calendar Years
2019 (April to December)	$9,126
2020	11,506
2021	11,015
2022	10,386
2023	9,155
2024	8,832
Thereafter	18,792
$78,812

NOTE 5 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

	Maturity	Stated Interest Rate	Balance as of March 31, 2019	Balance as of December 31, 2018
Subordinated Notes Payable- acquisitions	5/25/2019 – 7/1/2021	2.00% - 3.50%	$12,204	$10,964
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	10.74%	55,965	52,106
Term Loan - Wells Fargo	5/25/2022	5.74%	55,965	52,106
Total Notes Payable			124,134	115,176
Short-term notes payable			6,927	5,864
Long-term notes payable			$117,207	$109,312

The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at March 31, 2019	Debt Issuance Costs and Debt Discount	Net Notes Payable at March 31, 2019
Notes payable, current portion	$6,927	$(1,213)	$5,714
Notes payable, net of current portion	117,207	(2,876)	114,331
Total Notes Payable	$124,134	$(4,089)	$120,045

Notes Payable	Gross Notes Payable at December 31, 2018	Debt Issuance Costs	Net Notes Payable at December 31, 2018
Notes payable, current portion	$5,864	$(1,131)	$4,733
Notes payable, net of current portion	109,312	(2,083)	107,229
Total Notes Payable	$115,176	$(3,214)	$111,962

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2019:

Year Ended	Gross Amount
December 31, 2019 (April to December)	$4,986
December 31, 2020	5,248
December 31, 2021	10,163
December 31, 2022	103,737
Gross Notes Payable	$124,134

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

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The Second Restated Credit Agreement provides for a total of $175,000 in available financing consisting of (a) $105,000 in the aggregate principal amount of term loans; (b) a $5,000 line of credit; (c) a $25,000 delayed draw term loan commitment for the financing of permitted acquisitions, which is a new financing option for us; and (d) a $40,000 accordion. The accordion allows us to increase the amount of financing we receive from our lenders at our option. Financing under the delayed draw term loan commitment and accordion are subject to certain conditions as described in the Second Restated Credit Agreement.

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

•	$1,313 beginning on June 30, 2021 and the last day of each fiscal quarter thereafter, plus an additional amount equal to 1.25% of the principal amount of all delayed draw term loans.
The outstanding principal balance and all accrued and unpaid interest on the term and revolving loans is due on May 25, 2022.

The Second Restated Credit Agreement also:

•	amended our leverage ratio covenant

•	amended our fixed charge coverage ratio to be not less than 1.25:1 at March 31, 2018 and each quarter-end thereafter; and

•	removed the TTM recurring revenue covenant.

In January 2019, we entered into a Consent and Amendment No. 2 to the Second Restated Credit Agreement (the “Consent and Amendment No. 2”), with Wells Fargo Bank, National Association and Goldman Sachs Specialty Lending Holdings, Inc. Under the terms and conditions of the Consent and Amendment No. 2, the agent and required lenders consented to our acquisition of Payroll Maxx LLC as a “permitted acquisition” and we borrowed a delayed draw term loan in the aggregate amount of $8,000. The Consent and Amendment No. 2 also amends, among other things, our leverage ratio covenant to increase the maximum ratio to 6.00:1 at March 31, 2019, June 30, 2019 and September 30, 2019 and then stepping down each quarter-end thereafter through December 31, 2020.

As of March 31, 2019 and December 31, 2018 , $283 and $0 was outstanding and $4,717 and $5,000, respectively, was available for borrowing under the revolver.

As of March 31, 2019, we were in compliance with all financial covenants and all payments remain current. We expect to be in compliance with our debt agreements and related covenants over the next twelve months.

NOTE 6 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Receivables from contracts with customers, net of allowance for doubtful accounts of $1,150 were $13,235 at March 31, 2019.  Receivables from contracts with customers, net of allowance for doubtful accounts of $1,467, were $14,291 at December 31, 2018.

Deferred Commissions

Deferred commission costs from contracts with customers were $4,009 and $3,675 at March 31, 2019 and December 31, 2018, respectively and are included in other assets on the accompanying condensed consolidated balance sheet. The amount of amortization recognized for the three months ended March 31, 2019 was $345.

Deferred Revenue

Revenue of $5,161 was recognized during the three months ended March 31, 2019 that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, approximately $52,622 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 58% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three months ended March 31, 2019 and March 31, 2018, there were no customers who individually represented 10% or more of consolidated revenue.

NOTE 7 – LEASES

We have entered into eighteen office space lease agreements, which qualify as operating leases under the Topic 842. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record base rent expense under the straight-line method over the term of the lease. In the accompanying condensed consolidated statements of comprehensive loss, rent expense is included in operating expenses under Selling, general and administrative expenses. Total straight line rent expense and deprecation of the ROU asset for the three months ended March 31, 2019 was $665.

As of March 31, 2019, we had lease liabilities of $8,864, of which $1,759 are classified as other current accrued liabilities, and ROU assets of $8,182, which are included in other assets on the accompanying condensed consolidated balance sheet. The current and non-current portions of the lease liabilities are included in other accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet. For purposes of calculating the ROU assets and lease liabilities for such leases, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. Our incremental borrowing rate of 9.00% is estimated to approximate our interest rate on a collateralized basis with similar terms and payments, using a portfolio approach. The weighted average remaining lease term of leases with a lease liability as of March 31, 2019 is 3.0 years (excluding extension options).

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Total Operating Leases
2019 (remainder)	$2,485
2020	2,167
2021	1,962
2022	1,417
2023	711
Thereafter	2,977
Total minimum lease payments	11,719
Less imputed interest	(2,855)
Total lease liabilities	$8,864

NOTE 8 – SHARE BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards previously granted under the 2009 Plan.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 750,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2018 Plan. We have 1,630,074 options granted and outstanding and 48,739 shares available for grant pursuant to the 2018 Plan as of March 31, 2019. Subject to stockholder approval at our annual stockholders' meeting on May 29, 2019, our board of directors approved an amendment to the 2018 Plan to increase the number of shares of our common stock authorized for issuance under the 2018 Plan by 600,000, or from 750,000 to 1,350,000 shares.

Share based compensation for our stock option plans for the three months ended March 31, 2019 and March 31, 2018 were $611 and $194, respectively. No shares of common stock were issued related to exercises of stock options for the three months ended March 31, 2019 and for the three months ended March 31, 2018, respectively.

NOTE 9 – OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive income (loss) includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items	Total Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2018	$(828)	$(78)	$(906)
Foreign currency translation gains	319	—	319
Unrealized losses on marketable securities	—	(52)	(52)
Net current-period other comprehensive loss	319	(52)	267
Ending balance, March 31, 2019	$(509)	$(130)	$(639)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

	Three Months Ended March 31, 2019
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$319	$—	$319
Unrealized loss on marketable securities	(52)	—	$(52)
Other comprehensive loss	$267	$—	$267

NOTE 10 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire approximately 1,630,000 and 1,010,000 shares for the three months ended March 31, 2019 and March 31, 2018, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss	$(2,894)	$(1,925)
Weighted-average shares of common stock outstanding	15,405,000	12,583,000
Basic and diluted net loss per share	$(0.19)	$(0.15)

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2019, and events which occurred subsequent to March 31, 2019 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believe,” “estimate,” “continue," "seek," plan,” “expect,” "intend," “anticipate,” “may,” "will," “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to —  adverse changes in the economy, financial markets, and credit markets; delays or reductions in information technology spending;  the development of the market for cloud based workplace applications; product development; market acceptance of new products and product improvements; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns and laws; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to obtain additional capital; our ability to hire, retain and motivate employees;  our ability to manage our growth; our ability to realize benefits from acquisitions;  the level of our indebtedness; changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in laws and regulations; changes in the Internet infrastructure; disruptions in computing and communication infrastructure; and changes in accounting standards. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

OVERVIEW

The following review of Asure’s financial position as of March 31, 2019 and December 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2019 and March 31, 2018 should be read in conjunction with our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained in our website or connected to our website is not incorporated into this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income Loss:

	For the Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100%
Gross margin	67.5	71.2
Selling, general and administrative	47.7	55.5
Research and development	8.8	7.4
Amortization of intangible assets	10.4	8.3
Total operating expenses	66.9	71.1
Total other loss, net	(10.3)	(9.1)
Net loss	(10.8)	(10.0)

Revenue

Our revenue was derived from the following sources (in thousands):

	For the Three Months Ended March 31,		Increase (Decrease)
Revenue	2019	2018		%
Recurring	$23,561	17,485	$6,076	34.7
Professional services, hardware and other	3,199	1,819	1,380	75.9
Total revenue	$26,760	$19,304	$7,456	38.6

Total revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, as well as complementary hardware devices to enhance our software products. Recurring revenue consists of cloud revenue, maintenance and support revenue and interest earned on client funds. Professional services, hardware and other revenue consists of hardware revenue, on premise software license revenue as well as installation services and other professional services revenue.  Revenue mix varies by product.

Revenue for the three months ended March 31, 2019 was $26,760, an increase of $7,456, or 38.6%, from the $19,304 reported for the three months ended March 31, 2018. Recurring revenue increased due to an increase in cloud revenue. Cloud revenue increased primarily due to our 2017 and 2018 acquisitions and our continued emphasis on selling integrated cloud based solutions.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2019 was $18,062, an increase of $4,315, or 31.4%, from the $13,747 reported for the three months ended March 31, 2018. Gross profit increased in line with the increase in revenue. Gross margin as a percentage of revenue was 67.5% for the three months ended March 31, 2019 as compared to 71.2% for the three months ended March 31, 2018. The decrease in gross margin is due to the product mix, with an increase in HCM revenue which typically has lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily consist of  salaries and related expenses, including stock-based expenses, for sales and marketing staff, including commissions, as well as marketing programs, which include events, corporate communications and product marketing activities. SG&A also consists of salaries and related expenses, including stock-based expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, and other corporate expenses such as transaction costs for acquisitions. SG&A expenses for the three months ended March 31, 2019 were $12,766, an increase of $2,057, or 19.2%, from the $10,709 reported for the three months ended March 31, 2018.  SG&A expenses as a percentage of revenue were 47.7% and 55.5% for the three months ended March 31, 2019 and March 31, 2018, respectively.

We continue to expand and increase selling costs as we focus on expanding recognition of our brand, increase our direct sales personnel, as well as continue to invest in a new ERP system and resources to improve the financial reporting process.

We may incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses. R&D expenses for the three months ended March 31, 2019 were $2,351, an increase of $928, or 65.2%, from the $1,423 reported for the three months ended March 31, 2018. R&D expenses as a percentage of revenues were 8.8% and 7.4% for the three months ended March 31, 2019 and March 31, 2018, respectively.

We continue to expand our technical resources by increasing headcount, strategic partnerships and integration development; introducing new hardware products for 2019; as well as increasing investments into our initiative to migrate platforms to Amazon Web Services (“AWS”). We have also made significant investment outside of core R&D dollars into compliance and certifications, including SOC II Type 2 certifications, GDPR compliance, FedRamp certification (AsureSpace) and other initiatives.

We also continue to enhance our products and technologies through organic improvements as well as through acquired intellectual property. We will continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. We believe that our expanded investment in SaaS hosting, mobile and hardware technologies lays the ground work for broader market opportunities, and represents a key aspect of our competitive differentiation.  Native mobile applications, QR Code integration, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform.

Amortization of Intangible Assets

Amortization expenses for the three months ended March 31, 2019 were $2,781, an increase of $1,184, or 74.1%, from the $1,597 reported for the three months ended March 31, 2018. Amortization expenses as a percentage of revenue were 10.4% and 8.3% for the three months ended March 31, 2019 and 2018, respectively. The increases are due to the amortization recorded on the intangibles acquired in the acquisitions during 2018 and the first quarter of 2019.

Other Income and Expense

Other expense for the three months ended March 31, 2019 was $2,754, an increase of $994, or 56.5%, from the $1,760 reported for the three months ended March 31, 2018. Other expense as a percentage of revenue was 10.3% and 9.1% for the three months ended March 31, 2019 and March 31, 2018, respectively.  Other expense for the three months ended March 31, 2019 and March 31, 2018 are composed primarily of interest expense on notes payable.

The increase is primarily comprised of an increase in interest expense due to the higher debt balances resulting from our Second Restated Credit Agreement and debt incurred in connection with our acquisitions in 2018 and 2019.

Income Taxes

Provision for income tax expense was $304 as compared to $183 for the three months ended March 31, 2019 and 2018, respectively, an increase of $121, or 66.1%.

Net Income (Loss)

We incurred a net loss of $2,894, or $(0.19) per share, during the three months ended March 31, 2019, compared to net loss of $1,925, or $(0.15) per share, during the three months ended March 31, 2018. Net loss as a percentage of total revenues was 10.8% and 10.0% for the three months ended March 31, 2019 and 2018, respectively.

We intend to continue to implement our corporate strategy for growing our software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2019.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	March 31,	December 31,
	2019	2018
Working capital	$7,493	$11,443
Cash and cash equivalents	16,591	15,444

	For the Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in) operating activities	$4,247	$(896)
Net cash provided by (used in) investing activities	3,313	(38,071)
Net cash provided by (used in) financing activities	(6,402)	36,976

Working Capital.  We had working capital of $7,493 at March 31, 2019, a decrease of $3,950 from working capital of $11,443 at December 31, 2018. Working capital as of March 31, 2019 and December 31, 2018 includes $11,357 and $11,849 of short term deferred revenue, respectively. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.
Operating Activities.  Net cash provided by operating activities of $4,247 for the three months ended March 31, 2019 was primarily driven by a net loss of $2,894, a decrease in accounts receivable of $1,676, resulting from cash collections in the quarter, an increase in accounts payables of $2,052, and non-cash adjustments to net loss of $4,927, primarily due to higher depreciation and amortization expense. This was offset by an increase in inventory of $925 and a decrease in deferred revenue of $623. Net cash used in operating activities of $896 for the three months ended March 31, 2018 was primarily driven by a net loss of $1,925, an increase in accrued expenses and other long-term obligations of $1,826, an increase in accounts payables of $666 and non-cash adjustments to net loss of $2,748. This was offset by an increase in prepaid expenses and other assets of $2,182, a decrease in deferred revenue of $1,265, and an increase in accounts receivable of $535.

Investing Activities.  Net cash provided by investing activities of $3,313 for the three months ended March 31, 2019 is primarily due to the net change in funds held for clients offset by the acquisition of Payroll Maxx in the first quarter of 2019. Net cash used in investing activities of $38,071 for the three months ended March 31, 2018 is primarily due to the acquisitions of TelePayroll, Pay Systems and Savers in January 2018 and the funding of our April 2018 acquisitions, and a decrease in funds held for clients.

Financing Activities.  Net cash used in financing activities was $6,402 for the three months ended March 31, 2019. We incurred $8,283 of indebtedness. This was offset by debt financing fees of $1,102 and the net change in client fund obligations of $12,862. Net cash provided by financing activities was $36,976 for the three months ended March 31, 2018. We incurred $39,129 of indebtedness. This was offset by debt financing fees of $1,577.

Sources of Liquidity. As of March 31, 2019, Asure’s principal sources of liquidity consisted of approximately $16,591 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $4,717 available for borrowing under our Wells Fargo revolver. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We continue to be focused on growing our existing software operations and seeking accretive and complimentary strategic acquisitions as part of our growth strategy. We believe the available sources of liquidity described above will be sufficient to fund such growth activities but may raise additional capital or incur additional indebtedness to supplement those sources as we execute on our growth plan. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Further, we expect to continue to be in compliance with the terms of our debt agreements and related covenants over the next twelve months.

Capital Resources. At March 31, 2019, we had $124,134 outstanding under our Second Restated Credit Agreement with Wells Fargo and our Syndicate Partner. Under the line of credit at March 31, 2019, we have available funds of $4,717, as well as $17,000 on a delayed draw term loan.  For further discussion regarding our Second Restated Credit Agreement, see Note 6 to the accompanying condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

COMMITMENTS AND CONTINGENCIES

None.

CRITICAL ACCOUNTING POLICIES

Information regarding recent accounting pronouncements is provided in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure from market risks from those disclosed in our 2018 Annual Report on Form 10-K.

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

Change in Internal Controls over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2019, we were not party to any pending legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 19, 2019, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2019, we issued 122,850 unregistered shares of our common stock in connection with the Payroll Maxx acquisition. The issuance and sale of such shares of common stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 10, 2019	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 10, 2019	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, the undersigned, Patrick Goepel, certify, that:

1. I have reviewed this quarterly report on Form 10-Q of the Company (the “Report”);

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which the Report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Report based on such evaluation; and

(d) Disclosed in the Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the quarter ended March 31, 2019) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the Audit Committee of the Board of Directors:

(a) All significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: May 10, 2019	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, the undersigned, Kelyn Brannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company (the “Report”);

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which the Report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Report based on such evaluation; and

(d) Disclosed in the Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the quarter ended March 31, 2019) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the Audit Committee of the Board of Directors:

(a) All significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: May 10, 2019	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, the undersigned, Patrick Goepel, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The quarterly report on Form 10-Q of the Company for the period ended March 31, 2019 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2019	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Asure Software, Inc. and will be retained by Asure Software, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, the undersigned, Kelyn Brannon, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The quarterly report on Form 10-Q of the Company for the period ended March 31, 2019 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2019	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Asure Software, Inc. and will be retained by Asure Software, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.