Form 10-Q
period 2019-06-30
ASURE SOFTWARE INC
filed 2019-08-09
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 8, 2019, the registrant had outstanding 15,551,460 shares of its Common Stock.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$14,656	$15,444
Accounts receivable, net of allowance for doubtful accounts of $1,116 and $1,467 at June 30, 2019 and December 31, 2018, respectively	15,597	16,028
Inventory	5,164	3,117
Prepaid expenses and other current assets	3,022	3,120
Total current assets before funds held for clients	38,439	37,709
Funds held for clients	104,628	122,206
Total current assets	143,067	159,915
Property and equipment, net	10,365	8,948
Goodwill	116,031	111,387
Intangible assets, net	75,526	76,760
Other assets, net	11,984	4,090
Total assets	$356,973	$361,100
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable, net of debt issuance cost	$3,826	$4,733
Revolving line of credit	4,000	—
Accounts payable	5,821	3,662
Accrued compensation and benefits	2,823	2,824
Other accrued liabilities	4,326	2,234
Deferred revenue	11,686	11,849
Total current liabilities before client fund obligations	32,482	25,302
Client fund obligations	105,296	123,170
Total current liabilities	137,778	148,472
Long-term liabilities:
Deferred revenue	777	876
Deferred tax liability	2,187	1,566
Notes payable, net of current portion and debt issuance cost	112,842	107,229
Other liabilities	6,472	439
Total long-term liabilities	122,278	110,110
Total liabilities	260,056	258,582
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 22,000 and 22,000 shares authorized; 15,935 and 15,666 shares issued, 15,551 and 15,282 shares outstanding at June 30, 2019 and December 31, 2018, respectively	159	157
Treasury stock at cost, 384 shares at June 30, 2019 and December 31, 2018	(5,017)	(5,017)
Additional paid-in capital	394,205	391,927
Accumulated deficit	(291,504)	(283,643)
Accumulated other comprehensive loss	(926)	(906)
Total stockholders’ equity	96,917	102,518
Total liabilities and stockholders’ equity	$356,973	$361,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Recurring	$20,433	$17,749	$43,994	35,234
Professional services, hardware and other	4,408	4,018	7,607	5,837
Total revenue	24,841	21,767	51,601	41,071
Cost of Sales	9,851	7,220	18,549	12,777
Gross profit	14,990	14,547	33,052	28,294
Operating expenses:
Selling, general and administrative	11,859	11,633	24,624	22,342
Research and development	1,878	1,558	4,229	2,981
Amortization of intangible assets	2,761	1,994	5,543	3,591
Total operating expenses	16,498	15,185	34,396	28,914
Loss from operations	(1,508)	(638)	(1,344)	(620)
Other income (expense)
Interest expense and other	(3,091)	(2,722)	(5,845)	(4,482)
Total other expense, net	(3,091)	(2,722)	(5,845)	(4,482)
Loss before income taxes	(4,599)	(3,360)	(7,189)	(5,102)
Income tax expense	(368)	(408)	(672)	(591)
Net loss	(4,967)	$(3,768)	$(7,861)	(5,693)
Other comprehensive income:
Unrealized gain on marketable securities	78	—	26	—
Foreign currency translation loss	(365)	(437)	(46)	(434)
Comprehensive loss	$(5,254)	$(4,205)	$(7,881)	$(6,127)
Basic and diluted net loss per share
Basic	$(0.32)	$(0.29)	$(0.51)	$(0.45)
Diluted	$(0.32)	$(0.29)	$(0.51)	$(0.45)
Weighted average basic and diluted shares
Basic	15,444,000	12,939,000	15,425,000	12,762,000
Diluted	15,444,000	12,939,000	15,425,000	12,762,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2017	12,492	$129	$(5,017)	$346,322	$(277,597)	$(63)	$63,774
Stock issued upon acquisition, net of offering costs	92	1	—	1,124	—	—	1,125
Share based compensation	—	—	—	194	—	—	194
Retrospective adoption of Topic 606	—	—	—	—	1,502	—	1,502
Net loss	—	—	—	—	(1,925)	—	(1,925)
Other comprehensive income	—	—	—	—	—	3	3
Balance at March 31, 2018	12,584	$130	$(5,017)	$347,640	$(278,020)	$(60)	$64,673
Stock issued, net of issuance costs	2,390	24	—	39,126	—	—	39,150
Stock issued upon option exercise	24	—		139			139
Share based compensation	—	—	—	329	—	—	329
Net loss	—	—	—	—	(3,768)	—	(3,768)
Other comprehensive loss	—	—	—	—	—	(437)	(437)
Balance at June 30, 2018	14,998	$154	$(5,017)	$387,234	$(281,788)	$(497)	$100,086

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	15,282	$157	$(5,017)	$391,927	$(283,643)	$(906)	$102,518
Stock issued upon acquisition	123	1	—	554	—	—	555
Share based compensation	—	—	—	611	—	—	611
Net loss	—	—	—	—	(2,894)	—	(2,894)
Other comprehensive income	—	—	—	—	—	267	267
Balance at March 31, 2019	15,405	$158	$(5,017)	$393,092	$(286,537)	$(639)	$101,057
Stock issued, ESPP	53	—	—	255	—	—	255
Stock issued upon option exercise and vesting of restricted stock units	93	1	—	466	—	—	467
Share based compensation	—	—	—	392	—	—	392
Net loss	—	—	—	—	(4,967)	—	(4,967)
Other comprehensive loss	—	—	—	—	—	(287)	(287)
Balance at June 30, 2019	15,551	$159	$(5,017)	$394,205	$(291,504)	$(926)	$96,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,861)	$(5,693)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	7,935	4,964
Amortization of debt financing costs and discount	800	315
Provision for (recovery of) doubtful accounts	(350)	474
Provision for deferred income taxes	621	1,211
Share-based compensation	1,003	523
Loss on disposals of fixed assets	3	—
Changes in operating assets and liabilities:
Accounts receivable	1,812	(2,576)
Inventory	(2,082)	(745)
Prepaid expenses and other assets	678	(52)
Accounts payable	1,259	(280)
Accrued expenses and other long-term obligations	(720)	(1,843)
Deferred revenue	(256)	(1,294)
Net cash provided by (used in) operating activities	2,842	(4,996)
Cash flows from investing activities:
Acquisitions net of cash acquired	(7,443)	(44,167)
Purchases of property and equipment	(993)	(738)
Software capitalization costs	(2,111)	(1,563)
Net change in funds held for clients	31,943	18,497
Net cash provided by (used in) investing activities	21,396	(27,971)
Cash flows from financing activities:
Proceeds from notes payable	8,000	36,750
Payments on notes payable	(4,356)	(5,388)
Proceeds from revolving line of credit	4,000	4,540
Payments on revolving line of credit	—	(2,379)
Debt financing fees	(1,102)	(1,661)
Payments on capital leases	(68)	(68)
Proceeds from issuance of common stock	722	39,220
Net change in client fund obligations	(32,238)	(18,497)
Net cash provided by (used in) financing activities	(25,042)	52,517
Effect of foreign exchange rates	16	(497)
Net increase (decrease) in cash and cash equivalents	(788)	19,053
Cash and cash equivalents at beginning of period	15,444	27,792
Cash and cash equivalents at end of period	$14,656	$46,845
Supplemental information:
Cash paid for:
Interest	$4,804	$3,525
Income taxes	31	26
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	$2,000	$5,812
Equity issued in connection with acquisitions	555	1,200
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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2019, the results of operations and statements of changes in stockholders' equity for the three and six months ended June 30, 2019 and June 30, 2018, and our statements of cash flows for the six months ended June 30, 2019 and June 30, 2018.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”.  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. Additional qualitative and quantitative disclosures are also required. We adopted the standard on January 1, 2019, utilizing the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. Upon adoption, we did not record an adjustment to our beginning accumulated deficit.

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

We recognized lease liabilities of approximately $8,900 on January 1, 2019. A right-of-use asset of approximately $8,200 was recognized based on the lease liability, adjusted for the reclassification of deferred rent and lease incentive of approximately $680. The standard did not materially impact our operating results or liquidity upon adoption. The standard has no impact on the timing or classification of our cash flows as reported in the Condensed Consolidated Statement of Cash Flows. Our accounting for finance leases remained substantially unchanged. Disclosures related to this standard are included in Note 7, Leases.
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

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2019, we were not party to any pending legal proceedings.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

As of June 30, 2019 and December 31, 2018, $4,556 and $4,256, respectively, of funds held for clients were invested in short-term available-for-sale securities consisting of government and commercial bonds, including mortgage backed securities. As of June 30, 2019 and December 31, 2018, we also had $31,616 and $0, respectively, of funds held for clients invested in money market funds. Additionally, at June 30, 2019 and December 31, 2018, we had $10,973 and $8,111, respectively, in money market funds, classified as cash equivalents.

Investments classified as short-term available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2019:
Corporate debt securities -Funds Held for Clients (2)	$4,530	$52	$(26)	$4,556
December 31, 2018:
Corporate debt securities -Funds Held for Clients (2)	$4,334	$21	$(99)	$4,256

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2019 and December 31, 2018, there were 34 and 26 securities, respectively, in an unrealized gain position and there were 29 and 32 securities, respectively, in an unrealized loss position. As of June 30, 2019 and December 31, 2018, these unrealized losses were less than $30 individually and $170 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At June 30, 2019 and December 31, 2018, none of these securities were classified as cash and cash equivalents on the accompanying condensed consolidated balance sheet.

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

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively:

		Fair Value Measure at June 30, 2019
	Total Carrying Value at June 30, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$10,973	$10,973	$—	$—
Funds held for clients
Money market funds	31,616	31,616	—	—
Short-term available-for-sale securities	4,556	—	4,556	—
Total	$47,145	$42,589	$4,556	$—

		Fair Value Measure at December 31, 2018
	Total Carrying Value at December 31, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$8,111	$8,111	$—	$—
Funds held for clients
Money market funds	—	—	—	—
Short-term available-for-sale securities	4,256	—	4,256	—
Total	$12,367	$8,111	$4,256	$—

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in our goodwill:

Balance at December 31, 2018	$111,387
Goodwill recognized upon acquisition	4,826
Adjustment to goodwill associated with acquisitions	(176)
Foreign exchange adjustment to goodwill	(6)
Balance at June 30, 2019	$116,031

There has been no impairment of goodwill for the periods presented.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2019 and December 31, 2018 are as follows:

		June 30, 2019
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,800	$(8,291)	$6,509
Customer Relationships	8.8	90,147	(25,423)	64,724
Reseller Relationships	7.0	853	(853)	0
Trade Names	12.0	5,315	(1,458)	3,857
Noncompete Agreements	5.2	1,032	(596)	436
	8.5	$112,147	$(36,621)	$75,526

		December 31, 2018
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,805	$(7,065)	$7,740
Customer Relationships	8.5	85,094	(20,601)	64,493
Reseller Relationships	7.0	853	(853)	—
Trade Names	12.2	5,187	(1,241)	3,946
Noncompete Agreements	5.2	1,032	(451)	581
	8.3	$106,971	$(30,211)	$76,760

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses recorded in Operating Expenses were $2,761 and $1,994, for the three months ended June 30, 2019 and 2018, respectively. Amortization expenses recorded in Cost of Sales were $437 and $437 for the three months ended June 30, 2019 and 2018, respectively. Amortization expenses for the six months ended June 30, 2019 and 2018 were $5,543 and $3,591 included in Operating Expenses, and $874 and $734, respectively, included in Cost of Sales.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2019:

Calendar Years
2019 (July to December)	$5,919
2020	11,491
2021	11,000
2022	10,370
2023	9,148
2024	8,827
Thereafter	18,771
$75,526

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 5 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

	Maturity	Stated Interest Rate	Balance as of June 30, 2019	Balance as of December 31, 2018
Subordinated Notes Payable- acquisitions	10/1/2019 – 7/1/2021	2.00% - 3.00%	$8,719	$10,964
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	10.74%	55,824	52,106
Term Loan - Wells Fargo	5/25/2022	5.74%	55,824	52,106
Total Notes Payable			120,367	115,176
Short-term notes payable			5,049	5,864
Long-term notes payable			$115,318	$109,312

The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at June 30, 2019	Debt Issuance Costs and Debt Discount	Net Notes Payable at June 30, 2019
Notes payable, current portion	$5,049	$(1,223)	$3,826
Notes payable, net of current portion	115,318	(2,476)	112,842
Total Notes Payable	$120,367	$(3,699)	$116,668

Notes Payable	Gross Notes Payable at December 31, 2018	Debt Issuance Costs and Debt Discount	Net Notes Payable at December 31, 2018
Notes payable, current portion	$5,864	$(1,131)	$4,733
Notes payable, net of current portion	109,312	(2,083)	107,229
Total Notes Payable	$115,176	$(3,214)	$111,962

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2019:

Year Ended	Gross Amount
December 31, 2019 (July to December)	$1,317
December 31, 2020	5,232
December 31, 2021	10,081
December 31, 2022	103,737
Gross Notes Payable	$120,367

Term Loan - Wells Fargo

In March 2018, we entered into a second amended and restated credit agreement (the “Second Restated Credit Agreement”) with Wells Fargo, and the lenders that are parties thereto, amending and restating the terms of the Amended and Restated Credit Agreement dated as of May 2017, which had previously amended and restated our credit agreement from March 2014. The Second Restated Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions. We and our wholly-owned active subsidiaries are also parties to a Guaranty and Security Agreement with Wells Fargo Bank in connection with the our Second Restated Credit Agreement (and earlier versions of the credit agreement). Under the Guaranty and Security Agreement, we and each of our wholly-owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The Second Restated Credit Agreement provides for a total of $175,000 in available financing consisting of (a) $105,000 in the aggregate principal amount of term loans; (b) a $5,000 line of credit; (c) a $25,000 delayed draw term loan commitment for the financing of permitted acquisitions; and (d) a $40,000 accordion. Financing under the delayed draw term loan commitment and accordion are subject to certain conditions as described in the Second Restated Credit Agreement.

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

•	$1,313 beginning on June 30, 2021 and the last day of each fiscal quarter thereafter, plus an additional amount equal to 1.25% of the principal amount of all delayed draw term loans.
The Second Restated Credit Agreement also:

•	amended our leverage ratio covenant;

•	amended our fixed charge coverage ratio to be not less than 1.25:1 at March 31, 2018 and each quarter-end thereafter; and

•	removed the TTM recurring revenue covenant.

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

As of June 30, 2019 and December 31, 2018, $4,000 and $0 was outstanding and $1,000 and $5,000, respectively, was available for borrowing under the revolver.

As of June 30, 2019, we were in compliance with all financial covenants and all payments remain current. We expect to be in compliance with our debt agreements and related covenants over the next twelve months.

NOTE 6 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $1,116 were $12,776 at June 30, 2019.  Receivables from contracts with customers, net of allowance for doubtful accounts of $1,467, were $14,291 at December 31, 2018.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Deferred Commissions

Deferred commission costs from contracts with customers were $4,246 and $3,675 at June 30, 2019 and December 31, 2018, respectively and are included in other assets on the accompanying condensed consolidated balance sheet. The amount of amortization recognized for the three and six months ended June 30, 2019 was $471 and $816, respectively.

Deferred Revenue

Revenue of $3,328 and $8,188 was recognized during the three and six months ended June 30, 2019 that was included in the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, approximately $47,279 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 63% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and six months ended June 30, 2019 and June 30, 2018, there were no customers who individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying condensed consolidated statements of comprehensive loss, rent expense is included in operating expenses under selling, general and administrative expenses. Total straight line rent expense and deprecation of the ROU asset for the three and six months ended June 30, 2019 was $405 and $816, respectively.

As of June 30, 2019, we had lease liabilities of $7,881, of which $1,631 are classified as other current accrued liabilities, and ROU assets of $7,307, which are included in other assets on the accompanying condensed consolidated balance sheet. The current and non-current portions of the lease liabilities are included in other accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet. For purposes of calculating the ROU assets and lease liabilities for such leases, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. Our incremental borrowing rate of 9.00% is estimated to approximate our interest rate on a collateralized basis with similar terms and payments, using a portfolio approach. The weighted average remaining lease term of leases with a lease liability as of June 30, 2019 is 6.0 years (excluding extension options).

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

Total Operating Leases
2019 (remainder)	$1,191
2020	2,100
2021	1,947
2022	1,417
2023	711
Thereafter	2,977
Total minimum lease payments	10,343
Less imputed interest	(2,462)
Total lease liabilities	$7,881

NOTE 8 – SHARE BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan continues to govern any outstanding awards previously granted under the 2009 Plan.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 1,350,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have 1,502,148 options granted and outstanding and 752,039 shares available for grant pursuant to the 2018 Plan as of June 30, 2019. In May 2019, our shareholders approved a one-time program to exchange underwater options to purchase shares of our common stock held by eligible employees for a lesser number of restricted stock units under the Asure Software, Inc. 2018 Incentive Award Plan. We have twelve months from May 2019 to implement this one-time program.

Share based compensation for our stock option plans for the three months ended June 30, 2019 and June 30, 2018 were $392 and $329, respectively, and $1,003 and $523 for the six months ended June 30, 2019 and 2018, respectively. We issued 85,000 shares of common stock related to exercises of stock options for the three months ended June 30, 2019 and 24,000 for the three months ended June 30, 2018, respectively. We issued 8,000 and no shares of common stock related to the issuance of vested restricted stock units for the three months ended June 30, 2019 and 2018, respectively.

NOTE 9 – OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive income (loss) includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items	Total Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2018	$(828)	$(78)	$(906)
Foreign currency translation gains	(46)	—	(46)
Unrealized losses on marketable securities	—	26	26
Net current-period other comprehensive loss	(46)	26	(20)
Ending balance, June 30, 2019	$(874)	$(52)	$(926)

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2019
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(46)	$—	$(46)
Unrealized loss on marketable securities	26	—	$26
Other comprehensive loss	$(20)	$—	$(20)

NOTE 10 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire approximately 1,502,000 and 1,394,000 shares for the three and six months ended June 30, 2019 and June 30, 2018, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net loss	$(4,967)	$(3,768)	$(7,861)	$(5,693)
Weighted-average shares of common stock outstanding	15,444,000	12,939,000	15,425,000	12,762,000
Basic and diluted net loss per share	$(0.32)	$(0.29)	$(0.51)	$(0.45)

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2019, and events which occurred subsequent to June 30, 2019 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believe,” “estimate,” “continue," "seek," plan,” “expect,” "intend," “anticipate,” “may,” "will," “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to — our ability to achieve or sustain profitability; adverse changes in the economy, financial markets, and credit markets; delays or reductions in information technology spending;  the development of the market for cloud based workplace applications; product development; market acceptance of new products and product improvements; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns and laws; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to obtain additional capital; our ability to hire, retain and motivate employees; our ability to manage our growth; our ability to realize benefits from acquisitions; limited or single sources of supply of key components; the level of our indebtedness; changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in U.S and foreign laws and regulations; changes in the Internet infrastructure; disruptions in computing and communication infrastructure; and changes in accounting standards. Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K for a further description of these and other factors. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

OVERVIEW

The following review of Asure’s financial position as of June 30, 2019 and December 31, 2018, and results of operations for the three and six months ended June 30, 2019 and June 30, 2018 should be read in conjunction with our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained in our website or connected to our website is not incorporated into this Quarterly Report on Form 10-Q.

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

Our sales and marketing strategy targets a wide range of audiences: from small and medium-sized businesses to enterprise organizations throughout the United States, Europe and Asia/Pacific. Our unique blend of products allow us to compete in every industry, and we generate sales and opportunities through our direct sales team and our channel partners.

RESULTS OF OPERATIONS
($ in thousands)

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income Loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100%	100.0%	100%
Gross margin	60.3	66.8	64.1	68.9
Selling, general and administrative	47.7	53.4	47.7	54.4
Research and development	7.6	7.2	8.2	7.3
Amortization of intangible assets	11.1	9.2	10.7	8.7
Total operating expenses	66.4	69.8	66.7	70.4
Total other loss, net	(12.4)	(12.5)	(11.3)	(10.9)
Net loss	(20.0)	(17.3)	(15.2)	(13.9)

Revenue

Our revenue was derived from the following sources (in thousands):

	For the Three Months Ended June 30,		Increase (Decrease)
Revenue	2019	2018		%
Recurring	$20,433	$17,749	$2,684	15.1
Professional services, hardware and other	4,408	4,018	390	9.7
Total revenue	$24,841	$21,767	$3,074	14.1

	For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018		%
Recurring	$43,994	$35,234	$8,760	24.9
Professional services, hardware and other	7,607	5,837	1,770	30.3
Total revenue	$51,601	$41,071	$10,530	25.6

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

Revenue for the three months ended June 30, 2019 was $24,841, an increase of $3,074, or 14.1%, from the $21,767 reported for the three months ended June 30, 2018. Recurring revenue increased primarily due to an increase in cloud revenue. Cloud revenue increased $2,897, or 17.7%, primarily due to our 2017 and 2018 acquisitions and our continued emphasis on selling integrated cloud based solutions.

Revenue for the six months ended June 30, 2019 was $51,601, an increase of $10,530, or 25.6%, from the $41,071 reported for the six months ended June 30, 2018.  This increase was primarily due to an increase in cloud and hardware revenue. Cloud revenue increased $8,589, or 26.2%, primarily as a result of the cloud revenue recognized by the 2018 acquisitions and our continued emphasis on selling integrated cloud based solutions. Hardware revenue also increased as compared to the six months ended June 30, 2018, due to the timing of work performed on contracts.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2019 was $14,990, a slight increase of $443 or 3.0%, from the $14,547 reported for the three months ended June 30, 2018. Gross margin as a percentage of revenue was 60.3% for the three months ended June 30, 2019 as compared to 66.8% for the three months ended June 30, 2018. The decrease in gross margin is due to the mix of hardware and professional services revenue, with an increase in HCM revenue, which typically has lower margins.

Consolidated gross profit for the six months ended June 30, 2019 was $33,052, an increase of $4,758 or 16.8%, from the $28,294 reported for the nine months ended June 30, 2018.  Gross margins as a percentage of revenue were 64.1% and 68.9% for the six months ended June 30, 2019 and 2018, respectively. HCM revenue, which typically has lower gross margins, represents a larger portion of our revenue mix, therefore, resulting in a slight decrease in the gross margin as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily consist of  salaries and related expenses, including stock-based expenses, for sales and marketing staff, including commissions, as well as marketing programs, which include events, corporate communications and product marketing activities. SG&A also consists of salaries and related expenses, including stock-based expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, and other corporate expenses such as transaction costs for acquisitions. SG&A expenses for the three months ended June 30, 2019 were $11,859, an increase of $226, or 1.9%, from the $11,633 reported for the three months ended June 30, 2018.  SG&A expenses as a percentage of revenue decreased slightly to 47.7% from 53.4% for the three months ended June 30, 2019 and June 30, 2018, respectively.

SG&A expenses for the six months ended June 30, 2019 were $24,624, an increase of $2,282, or 10.2%, from the $22,342 reported for the six months ended June 30, 2018. SG&A expenses as a percentage of revenue slightly decreased to 47.7% from 54.4% for the six months ended June 30, 2018 and 2017, respectively.

We continue to expand and increase selling costs as we focus on expanding recognition of our brand, increase our direct sales personnel, as well as continue to invest in a new ERP system and resources to improve the financial reporting process.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities. R&D expenses for the three months ended June 30, 2019 were $1,878, a slight of increase of $320, or 20.5%, from the $1,558 reported for the three months ended June 30, 2018. R&D expenses as a percentage of revenues increased to 7.6% from 7.2% for the three months ended June 30, 2019 and June 30, 2018, respectively.

R&D expenses for the six months ended June 30, 2019 were $4,229, an increase of $1,248, or 41.9%, from the $2,981 reported for the six months ended June 30, 2018. R&D expenses as a percentage of revenue was 8.2% as compared to 7.3% for the six months ended June 30, 2019 and 2018, respectively.

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

In the second quarter of 2019, we released new hardware products across all of our product lines, necessitating increased inventory expenses and affecting cash flow. R&D expenses during this quarter focused on new product releases and roadmap items shared at our annual user conference in June 2019, and are in line with our general objectives noted previously.

Amortization of Intangible Assets

Amortization expenses for the three months ended June 30, 2019 were $2,761, an increase of $767, or 38.5%, from the $1,994 reported for the three months ended June 30, 2018. Amortization expenses as a percentage of revenue were 11.1% and 9.2% for the three months ended June 30, 2019 and 2018, respectively. Amortization expenses for the six months ended June 30, 2019 were $5,543, an increase of $1,952, or 54.3% compared to $3,591, reported for the six months ended June 30, 2018. Amortization expenses as a percentage of revenue were 10.7% and 8.7% for the six months ended June 30, 2019 and 2018, respectively. The increases are due to the amortization recorded on the intangibles acquired in the acquisitions during 2018 and the first quarter of 2019.

Other Income and Expense

Other expense for the three months ended June 30, 2019 was $3,091, an increase of $369, or 13.5%, from the $2,722 reported for the three months ended June 30, 2018. Other expense as a percentage of revenue was consistent at 12.4% and 12.5% for the three months ended June 30, 2019 and June 30, 2018, respectively.  Other expense for the six months ended June 30, 2019 was $5,845, an increase of $1,363, or 30.4%, from the $4,482 reported for the six months ended June 30, 2018. Other expense as a percentage of revenue was 11.3% and 10.9% for the six months ended June 30, 2019 and 2018, respectively. Other expense for the three and six months ended June 30, 2019 and 2018 are composed primarily of interest expense on notes payable. The increase over the six months ended 2018 is primarily comprised of an increase in interest expense due to the higher debt balances resulting from our Second Restated Credit Agreement and debt incurred in connection with our acquisitions in the second half of 2018 and the first quarter of 2019.

Income Taxes

For the three months ended June 30, 2019 and 2018, we incurred a provision for income tax expense of $368 and $408, a decrease of $40, or 9.9%, respectively. We incurred a provision for income tax expense for the six months ended June 30, 2019 of $672, an increase of $81, or 13.7%, from $591 reported for the six months ended June 30, 2018, respectively.

Net Income (Loss)

We incurred a net loss of $4,967, or $(0.32) per share, during the three months ended June 30, 2019, compared to net loss of $3,768, or $(0.29) per share, during the three months ended June 30, 2018. Net loss as a percentage of total revenues was 20.0% and 17.3% for the three months ended June 30, 2019 and 2018, respectively.

We incurred a net loss of $7,861, or $(0.51) per share, during the six months ended June 30, 2019, compared to a net loss of $5,693, or $(0.45) per share reported for the six months ended June 30, 2018.  Net loss as a percentage of total revenue was 15.2% for the six months ended June 30, 2019 compared to net loss of 13.9% of total revenue for the six months ended June 30, 2018.

We intend to continue to implement our corporate strategy for growing our software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2019.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	June 30,	December 31,
	2019	2018
Working capital	$5,289	$11,443
Cash and cash equivalents	14,656	15,444

	For the Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in) operating activities	$2,842	$(4,996)
Net cash provided by (used in) investing activities	21,396	(27,971)
Net cash (used in) provided by financing activities	(25,042)	52,517

Working Capital.  We had working capital of $5,289 at June 30, 2019, a decrease of $6,154 from working capital of $11,443 at December 31, 2018. Working capital as of June 30, 2019 and December 31, 2018 includes $11,686 and $11,849 of short term deferred revenue, respectively. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.
Operating Activities.  Net cash provided by operating activities of $2,842 for the six months ended June 30, 2019 was primarily driven by a net loss of $7,861, a decrease in accounts receivable of $1,812, resulting from cash collections in the quarter, an increase in accounts payables of $1,259, and non-cash adjustments to net loss of $10,012, primarily due to higher depreciation and amortization expense. This was offset by an increase in inventory of $2,082 and a decrease in deferred revenue of $256. Net cash used in operating activities of $4,996 for the six months ended June 30, 2018 was primarily driven by a net loss of $5,693, an increase in accounts receivable of $2,576, and a decrease in deferred revenue of $1,294. This was offset by non-cash adjustments of $7,487.

Investing Activities.  Net cash provided by investing activities of $21,396 for the six months ended June 30, 2019 is primarily due to the net change in funds held for clients offset by the acquisition of Payroll Maxx in the first quarter of 2019. Net cash used in investing activities of $27,971 for the six months ended June 30, 2018 is primarily due to the acquisitions in January 2018 and April 2018, offset by a decrease in funds held for clients

Financing Activities.  Net cash used in financing activities was $25,042 for the six months ended June 30, 2019. We incurred $12,000 of indebtedness. This was offset by debt financing fees of $1,102 and the net change in client fund obligations of $32,238. Net cash provided by financing activities was $52,517 for the six months ended June 30, 2018. We incurred $41,290 of indebtedness and net proceeds of approximately $39,220 from the issuance of our common stock in an underwritten public offering we completed in June 2018, partially offset by payments on debt of $7,767, debt financing fees of $1,661 and a change in client fund obligations of $18,497.

Sources of Liquidity. As of June 30, 2019, Asure’s principal sources of liquidity consisted of approximately $14,656 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $1,000 available for borrowing under our Wells Fargo revolver. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We continue to be focused on growing our existing software operations and seeking accretive and complimentary strategic acquisitions as part of our growth strategy. We believe the available sources of liquidity described above will be sufficient to fund such growth activities but may raise additional capital or incur additional indebtedness to supplement those sources as we execute on our growth plan. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Further, we expect to continue to be in compliance with the terms of our debt agreements and related covenants over the next twelve months.

Capital Resources. At June 30, 2019, we had $111,648 outstanding under our Second Restated Credit Agreement with Wells Fargo and Goldman Sachs. Under the line of credit at June 30, 2019, we have available funds of $1,000, as well as $17,000 on a delayed draw term loan.  For further discussion regarding our Second Restated Credit Agreement, see Note 6 to the accompanying condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2019, we were not party to any pending legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 19, 2019, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 8, 2019	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

August 8, 2019	By:	/s/ KELYN BRANNON
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

(c) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Report based on such evaluation; and

(d) Disclosed in the Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the quarter ended June 30, 2019) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the Audit Committee of the Board of Directors:

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

Date: August 8, 2019	By:	/s/ PATRICK GOEPEL
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

(c) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Report based on such evaluation; and

(d) Disclosed in the Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the quarter ended June 30, 2019) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the Audit Committee of the Board of Directors:

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

Date: August 8, 2019	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, the undersigned, Patrick Goepel, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The quarterly report on Form 10-Q of the Company for the period ended June 30, 2019 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2019	By:	/s/ PATRICK GOEPEL
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

EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, the undersigned, Kelyn Brannon, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The quarterly report on Form 10-Q of the Company for the period ended June 30, 2019 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2019	By:	/s/ KELYN BRANNON
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