Form 10-Q
period 2019-09-30
ASURE SOFTWARE INC
filed 2019-11-12
CIK 884144

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 11, 2019, the registrant had outstanding 15,589,676 shares of its Common Stock.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,576	$15,444
Accounts receivable, net of allowance for doubtful accounts of $1,047 and $1,467 at September 30, 2019 and December 31, 2018, respectively	15,199	16,028
Inventory	5,061	3,117
Prepaid expenses and other current assets	3,437	3,120
Total current assets before funds held for clients	36,273	37,709
Funds held for clients	88,210	122,206
Total current assets	124,483	159,915
Property and equipment, net	10,636	8,948
Goodwill	115,957	111,387
Intangible assets, net	72,472	76,760
Other assets, net	11,878	4,090
Total assets	$335,426	$361,100
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable, net of debt issuance cost	$4,220	$4,733
Revolving line of credit	4,000	—
Accounts payable	3,943	3,662
Accrued compensation and benefits	2,894	2,824
Other accrued liabilities	4,965	2,234
Deferred revenue	12,362	11,849
Total current liabilities before client fund obligations	32,384	25,302
Client fund obligations	88,470	123,170
Total current liabilities	120,854	148,472
Long-term liabilities:
Deferred revenue	470	876
Deferred tax liability	1,965	1,566
Notes payable, net of current portion and debt issuance cost	112,473	107,229
Other liabilities	6,015	439
Total long-term liabilities	120,923	110,110
Total liabilities	241,777	258,582
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 22,000 and 22,000 shares authorized; 15,970 and 15,666 shares issued, 15,586 and 15,282 shares outstanding at September 30, 2019 and December 31, 2018, respectively	160	157
Treasury stock at cost, 384 shares at September 30, 2019 and December 31, 2018	(5,017)	(5,017)
Additional paid-in capital	394,810	391,927
Accumulated deficit	(294,860)	(283,643)
Accumulated other comprehensive loss	(1,444)	(906)
Total stockholders’ equity	93,649	102,518
Total liabilities and stockholders’ equity	$335,426	$361,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Recurring	$21,220	$19,561	$65,214	$54,795
Professional services, hardware and other	3,339	3,897	10,946	9,734
Total revenue	24,559	23,458	76,160	64,529
Cost of Sales	9,052	8,471	27,601	21,248
Gross profit	15,507	14,987	48,559	43,281
Operating expenses:
Selling, general and administrative	11,395	11,052	36,019	33,394
Research and development	2,501	3,514	6,730	6,495
Amortization of intangible assets	2,375	2,447	7,918	6,038
Total operating expenses	16,271	17,013	50,667	45,927
Loss from operations	(764)	(2,026)	(2,108)	(2,646)
Other expense
Interest expense and other	(2,864)	(1,861)	(8,709)	(6,343)
Total other expense, net	(2,864)	(1,861)	(8,709)	(6,343)
Loss before income taxes	(3,628)	(3,887)	(10,817)	(8,989)
Income tax benefit (expense)	272	303	(400)	(288)
Net Loss	$(3,356)	$(3,584)	$(11,217)	$(9,277)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(4)	(101)	22	(101)
Foreign currency translation loss	(514)	(211)	(560)	(645)
Comprehensive loss	$(3,874)	$(3,896)	$(11,755)	$(10,023)
Basic and diluted net loss per share
Basic	$(0.22)	$(0.24)	$(0.73)	$(0.68)
Diluted	$(0.22)	$(0.24)	$(0.73)	$(0.68)
Weighted average basic and diluted shares
Basic	15,565,000	15,223,000	15,472,000	13,591,000
Diluted	15,565,000	15,223,000	15,472,000	13,591,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2017	12,492	$129	$(5,017)	$346,322	$(277,597)	$(63)	$63,774
Stock issued upon acquisition, net of offering costs	92	1	—	1,124	—	—	1,125
Share based compensation	—	—	—	194	—	—	194
Retrospective adoption of Topic 606	—	—	—	—	1,502	—	1,502
Net loss	—	—	—	—	(1,925)	—	(1,925)
Other comprehensive income	—	—	—	—	—	3	3
Balance at March 31, 2018	12,584	$130	$(5,017)	$347,640	$(278,020)	$(60)	$64,673
Stock issued, net of issuance costs	2,390	24	—	39,126	—	—	39,150
Stock issued upon option exercise	24	—	—	139	—	—	139
Share based compensation	—	—	—	329	—	—	329
Net loss	—	—	—	—	(3,768)	—	(3,768)
Other comprehensive loss	—	—	—	—	—	(437)	(437)
Balance at June 30, 2018	14,998	$154	$(5,017)	$387,234	$(281,788)	$(497)	$100,086
Stock issued, net of issuance costs	224	2	—	3,221	—	—	3,223
Stock issued upon option exercise	2	—	—	16	—	—	16
Share based compensation	—	—	—	363	—	—	363
Net loss	—	—	—	—	(3,584)	—	(3,584)
Other comprehensive loss	—	—	—	—	—	(312)	(312)
Balance at September 30, 2018	15,224	$156	$(5,017)	$390,834	$(285,372)	$(809)	$99,792

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	15,282	$157	$(5,017)	$391,927	$(283,643)	$(906)	$102,518
Stock issued upon acquisition	123	1	—	554	—	—	555
Share based compensation	—	—	—	611	—	—	611
Net loss	—	—	—	—	(2,894)	—	(2,894)
Other comprehensive income	—	—	—	—	—	267	267
Balance at March 31, 2019	15,405	$158	$(5,017)	$393,092	$(286,537)	$(639)	$101,057
Stock issued under the employee stock purchase plan	53	—	—	255	—	—	255
Stock issued upon option exercise and vesting of restricted stock units	93	1	—	466	—	—	467
Share based compensation	—	—	—	392	—	—	392
Net loss	—	—	—	—	(4,967)	—	(4,967)
Other comprehensive loss	—	—	—	—	—	(287)	(287)
Balance at June 30, 2019	15,551	$159	$(5,017)	$394,205	$(291,504)	$(926)	$96,917
Stock issued upon option exercise and vesting of restricted stock units	35	1	—	28	—	—	29
Share based compensation	—	—	—	577	—	—	577
Net loss	—	—	—	—	(3,356)	—	(3,356)
Other comprehensive loss	—	—	—	—	—	(518)	(518)
Balance at September 30, 2019	15,586	$160	$(5,017)	$394,810	$(294,860)	$(1,444)	$93,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,217)	$(9,277)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	11,594	9,100
Amortization of debt financing costs and discount	1,178	499
Provision for (recovery of) doubtful accounts	(414)	496
Provision for deferred income taxes	468	1,127
Share-based compensation	1,580	887
Release of contingent consideration	—	(489)
Loss on disposals of fixed assets	83	—
Changes in operating assets and liabilities:
Accounts receivable	2,930	(6,587)
Inventory	(2,062)	(137)
Prepaid expenses and other assets	16	(2,250)
Accounts payable	(598)	850
Accrued expenses and other long-term obligations	217	(449)
Deferred revenue	148	168
Net cash provided by (used in) operating activities	3,923	(6,062)
Cash flows from investing activities:
Acquisitions net of cash acquired	(7,443)	(66,366)
Purchases of property and equipment	(1,159)	(1,503)
Software capitalization costs	(3,207)	(2,536)
Net change in funds held for clients	48,361	16,617
Net cash provided by (used in) investing activities	36,552	(53,788)
Cash flows from financing activities:
Proceeds from notes payable	8,000	36,750
Payments on notes payable	(4,638)	(5,772)
Proceeds from revolving line of credit	8,000	4,540
Payments on revolving line of credit	(4,000)	(4,540)
Debt financing fees	(1,102)	(1,693)
Payments on capital leases	(102)	(124)
Proceeds from issuance of common stock	496	39,156
Net change in client fund obligations	(49,964)	(16,937)
Net cash provided by (used in) financing activities	(43,310)	51,380
Effect of foreign exchange rates	(33)	(128)
Net decrease in cash and cash equivalents	(2,868)	(8,598)
Cash and cash equivalents at beginning of period	15,444	27,792
Cash and cash equivalents at end of period	$12,576	$19,194
Supplemental information:
Cash paid for:
Interest	$6,581	$5,605
Income taxes	31	101
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	2,000	7,592
Equity issued in connection with acquisitions	555	4,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) and Workspace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platform enables clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, Human Resources (“HR”) consulting, and time and labor management as well as a full suite of workspace management solutions for conference room scheduling, desk sharing programs, and real estate optimization. We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and additional offices in Alabama, California, Florida, Massachusetts, Michigan, Nebraska, New York, North Carolina, Tennessee, Vermont, Washington, and the United Kingdom.

Subsequent to September 30, 2019, we entered into an agreement to sell the assets of our workspace solution business. See Note 11- Subsequent Events, for further details.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2019, the results of operations and statements of changes in stockholders' equity for the three and nine months ended September 30, 2019 and September 30, 2018, and our statements of cash flows for the nine months ended September 30, 2019 and September 30, 2018.

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

Standards Yet To Be Adopted

The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirements. Early adoption is permitted. The standard also allows for the early adoption of any removed or modified disclosures upon issuance of this ASU while delaying the adoption of the additional disclosures until their effective date. We plan to adopt this standard at the effective date and do not expect any material impact from adoption.

The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

LEASES

At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the ROU underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date taking into consideration necessary adjustments for collateral, depending on the facts and circumstances of the lessee and the leased asset, and term to match the lease term. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Lease liabilities are recorded in other current liabilities and other non-current liabilities. ROU assets are recorded in other assets, net.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term. Lease agreements that contain both lease and non-lease components are generally accounted for separately.

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2019, we were not a party to any pending legal proceedings.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

As of September 30, 2019 and December 31, 2018, $18,806 and $4,256, respectively, of funds held for clients were invested in available-for-sale securities consisting of government and commercial bonds, including mortgage-backed securities. As of September 30, 2019 and December 31, 2018, we also had $23,508 and $0, respectively, of funds held for clients invested in money market funds and other cash equivalents. Additionally, at September 30, 2019 and December 31, 2018, we had $11,588 and $8,111, respectively, in money market funds, classified as cash equivalents.

Investments classified as available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
September 30, 2019:
Funds Held for Clients (2)
Certificates of deposit	$5,888	$6	$—	$5,894
Municipal bonds	4,986	58	(43)	5,001
Corporate debt securities	3,059	—	(3)	3,056
US Government agency securities	2,262	27	(10)	2,279
Asset-backed securities	1,557	50	(33)	1,574
Other securities	1,030	$—	$(28)	1,002
Total	$18,782	$141	$(117)	$18,806

December 31, 2018:
Funds Held for Clients (2)
Corporate debt securities	$4,334	$21	$(99)	$4,256

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2019 and December 31, 2018, there were 63 and 26 securities, respectively, in an unrealized gain position and there were 32 and 32 securities, respectively, in an unrealized loss position. As of September 30, 2019 and December 31, 2018, these unrealized losses were less than $30 individually and $117 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At September 30, 2019 and December 31, 2018, none of these securities were classified as cash and cash equivalents on the accompanying condensed consolidated balance sheet.

Expected maturities of available-for-sale securities as of September 30, 2019 are as follows:

One year or less	$3,681
After one year through five years	11,422
After five years through 10 years	234
After 10 years	3,469
$18,806

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively:

		Fair Value Measure at September 30, 2019
	Total Carrying Value at September 30, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$11,588	$11,588	$—	$—
Funds held for clients
Money market funds	23,508	23,508	—	—
Available-for-sale securities	18,806	—	18,806	—
Total	$53,902	$35,096	$18,806	$—

		Fair Value Measure at December 31, 2018
	Total Carrying Value at December 31, 2018	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$8,111	$8,111	$—	$—
Funds held for clients
Money market funds	—	—	—	—
Available-for-sale securities	4,256	—	4,256	—
Total	$12,367	$8,111	$4,256	$—

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in our goodwill:

Balance at December 31, 2018	$111,387
Goodwill recognized upon acquisition	4,826
Adjustment to goodwill associated with acquisitions	(176)
Foreign exchange adjustment to goodwill	(80)
Balance at September 30, 2019	$115,957

There has been no impairment of goodwill for the periods presented.

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2019 and December 31, 2018 are as follows:

		September 30, 2019
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,744	$(8,862)	$5,882
Customer Relationships	8.8	90,102	(27,640)	62,462
Reseller Relationships	7.0	853	(853)	0
Trade Names	12.0	5,299	(1,564)	3,735
Noncompete Agreements	5.2	1,032	(639)	393
	8.5	$112,030	$(39,558)	$72,472

		December 31, 2018
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net

Developed Technology	6.0	$14,805	$(7,065)	$7,740
Customer Relationships	8.5	85,094	(20,601)	64,493
Reseller Relationships	7.0	853	(853)	—
Trade Names	12.2	5,187	(1,241)	3,946
Noncompete Agreements	5.2	1,032	(451)	581
	8.3	$106,971	$(30,211)	$76,760

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses recorded in Operating Expenses were $2,375 and $2,447, for the three months ended September 30, 2019 and 2018, respectively. Amortization expenses recorded in Cost of Sales were $587 and $437 for the three months ended September 30, 2019 and 2018, respectively. Amortization expenses recorded in Operating Expenses were $7,918 and $6,038 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expenses recorded in Cost of Sales were and $1,461 and $1,171 for the nine months ended September 30, 2019 and 2018, respectively.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2019:

Calendar Years
2019 (October to December)	$2,952
2020	11,474
2021	10,983
2022	10,354
2023	9,140
2024	8,821
Thereafter	18,748
$72,472

NOTE 5 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

	Maturity	Stated Interest Rate	Balance as of September 30, 2019	Balance as of December 31, 2018
Subordinated Notes Payable- acquisitions	10/1/2019 – 7/1/2021	2.00% - 3.00%	$8,646	$10,964
Term Loan – Wells Fargo Syndicate Partner	5/25/2022	10.74%	55,683	52,106
Term Loan - Wells Fargo	5/25/2022	5.74%	55,683	52,106
Total Notes Payable			120,012	115,176
Short-term notes payable			5,399	5,864
Long-term notes payable			$114,613	$109,312

The following table summarizes the debt issuance costs as of the dates indicated:

Notes Payable	Gross Notes Payable at September 30, 2019	Debt Issuance Costs and Debt Discount	Net Notes Payable at September 30, 2019
Notes payable, current portion	$5,399	$(1,179)	$4,220
Notes payable, net of current portion	114,613	(2,140)	112,473
Total Notes Payable	$120,012	$(3,319)	$116,693

Notes Payable	Gross Notes Payable at December 31, 2018	Debt Issuance Costs and Debt Discount	Net Notes Payable at December 31, 2018
Notes payable, current portion	$5,864	$(1,131)	$4,733
Notes payable, net of current portion	109,312	(2,083)	107,229
Total Notes Payable	$115,176	$(3,214)	$111,962

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2019:

Year Ended	Gross Amount
December 31, 2019 (October to December)	$1,034
December 31, 2020	5,159
December 31, 2021	10,082
December 31, 2022	103,737
Gross Notes Payable	$120,012

Term Loan - Wells Fargo

In March 2018, we entered into a second amended and restated credit agreement (the “Second Restated Credit Agreement”) with Wells Fargo, and the lenders that are parties thereto, amending and restating the terms of the Amended and Restated Credit Agreement dated as of May 2017, which had previously amended and restated our credit agreement from March 2014. The Second Restated Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions. We and our wholly-owned active subsidiaries are also parties to a Guaranty and Security Agreement with Wells Fargo Bank in connection with our Second Restated Credit Agreement (and earlier versions of the credit agreement). Under the Guaranty and Security Agreement, we and each of our wholly-owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

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

LIBOR is expected to be discontinued after 2021. The Second Restated Credit Agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition. We however can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.
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

As of September 30, 2019 and December 31, 2018, $4,000 and $0 was outstanding and $1,000 and $5,000, respectively, was available for borrowing under the revolver.

As of September 30, 2019, we are in compliance with all terms of our credit agreement as our lenders have waived compliance with our leverage ratio covenant of 6.00 to 1:00 as of September 30, 2019, and further consented to advances made to our United Kingdom subsidiaries in excess of the  $3,000 limit. The waivers were made conditional upon a number of factors related to the pending sale of our workspace solution business (see Note 11 -Subsequent Events). If we are unable to close on the sale of our workspace solution business by December 15, 2019, or close on the sale but otherwise fail to satisfy the conditions to the waiver, then the lenders' waiver will expire. We are also in the process of negotiating an amendment to our credit facility with our lenders. If we are unable to negotiate an amendment by the date we close on the sale of our workspace solution business, the lenders will modify our maturity date to March 13, 2020 to provide time for us to complete and enter an amendment with our lenders or to facilitate a credit facility with new lenders.

We expect to be in compliance with our debt agreements and related covenants over the next twelve months.

NOTE 6 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $1,047 were $12,900 at September 30, 2019.  Receivables from contracts with customers, net of allowance for doubtful accounts of $1,467, were $14,291 at December 31, 2018.

Deferred Commissions

Deferred commission costs from contracts with customers were $4,518 and $3,675 at September 30, 2019 and December 31, 2018, respectively and are included in other assets on the accompanying condensed consolidated balance sheet. The amount of amortization recognized for the three and nine months ended September 30, 2019 was $545 and $1,361, respectively.

Deferred Revenue

Revenue of $1,730 and $9,918 was recognized during the three and nine months ended September 30, 2019 that was included in the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, approximately $44,494 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 64% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Revenue Concentration

During the three and nine months ended September 30, 2019 and September 30, 2018, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 7 – LEASES

We have entered into eighteen office space lease agreements, which qualify as operating leases under Topic 842. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record base rent expense under the straight-line method over the term of the lease. In the accompanying condensed consolidated statements of comprehensive loss, rent expense is included in operating expenses under selling, general and administrative expenses. Total straight-line rent expense and deprecation of the ROU asset for the three and nine months ended September 30, 2019 was $409 and $1,223, respectively.

As of September 30, 2019, we had lease liabilities of $7,475, of which $1,628 are classified as other current accrued liabilities, and ROU assets of $6,895, which are included in other assets on the accompanying condensed consolidated balance sheet. The current and non-current portions of the lease liabilities are included in other accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet. For purposes of calculating the ROU assets and lease liabilities for such leases, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. Our incremental borrowing rate of 9.00% is estimated to approximate our interest rate on a collateralized basis with similar terms and payments, using a portfolio approach. The weighted average remaining lease term of leases with a lease liability as of  September 30, 2019 is 6.0 years (excluding extension options).

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

Total Operating Leases
2019 (remainder)	$587
2020	2,100
2021	1,947
2022	1,417
2023	711
Thereafter	2,977
Total minimum lease payments	9,739
Less imputed interest	(2,264)
Total lease liabilities	$7,475

NOTE 8 – SHARE BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan continues to govern any outstanding awards previously granted under the 2009 Plan.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 1,350,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have outstanding options to purchase 2,063,154 shares at a weighted exercise price of $9.11, of which options to purchase 600,500 shares at an exercise price of $6.39, exercisable over a three year period,  were granted in the three months ended September 30,2019. As of September 30, 2019, we had 156,153 shares available for grant pursuant to the 2018 Plan. In May 2019, our shareholders approved a one-time program to exchange underwater options to purchase shares of our common stock held by eligible employees for a lesser number of restricted stock units under the 2018 Plan. We have twelve months from May 2019 to implement this one-time program.

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Share based compensation for our stock option plans for the three months ended September 30, 2019 and September 30, 2018 was $577 and $363, respectively, and $1,535 and $887 for the nine months ended September 30, 2019 and 2018, respectively. We issued 5,000 shares and 2,000 shares of common stock related to exercises of stock options for the three months ended September 30, 2019 and September 30, 2018, respectively. We issued 30,000 and no shares of common stock related to the issuance of vested restricted stock units for the three months ended September 30, 2019 and 2018, respectively.

NOTE 9 – OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Our other comprehensive loss includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items	Total Accumulated Other Comprehensive Loss Items
Beginning balance, December 31, 2018	$(828)	$(78)	$(906)
Foreign currency translation gains	(560)	—	(560)
Unrealized losses on marketable securities	—	22	22
Net current-period other comprehensive loss	(560)	22	(538)
Ending balance, September 30, 2019	$(1,388)	$(56)	$(1,444)

The following table presents the tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2019
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(560)	$—	$(560)
Unrealized loss on marketable securities	22	—	$22
Other comprehensive loss	$(538)	$—	$(538)

NOTE 10 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options to acquire approximately 2,063,000 and 1,568,000 shares for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net loss	$(3,356)	$(3,584)	$(11,217)	$(9,277)
Weighted-average shares of common stock outstanding	15,565,000	15,223,000	15,472,000	13,591,000
Basic and diluted net loss per share	$(0.22)	$(0.24)	$(0.73)	$(0.68)

ASURE SOFTWARE, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2019, and events which occurred subsequent to September 30, 2019 but were not recognized in the condensed consolidated financial statements.

On October 7, 2019, we entered into an Asset and Equity Purchase Agreement (the “Purchase Agreement”) with FM: Systems Group, LLC and FMS Bidco UK Limited (collectively, “Buyer”), pursuant to which, among other things, Buyer agreed to acquire all of the issued share capital of Asure Software UK Limited (UK) and OccupEye Limited (UK) (together, the “Purchased Subsidiaries”) and certain assets comprising our workspace solution business (“Purchased Assets”) and assume certain liabilities and obligations relating to the Purchased Assets or the workspace solution business, for an aggregate purchase price of $120,000 in cash. The purchase price is subject to a working capital adjustment.

The closing of the acquisition is subject to customary closing conditions, including (i) expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the receipt of all required consents, (iii) the absence of any legal proceeding, law or governmental order that prevents the completion of the transactions contemplated by the Purchase Agreement and (iv) the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Purchase Agreement. The closing will occur on the later of (i) the second business day after satisfaction or waiver of all of the closing conditions or (ii) such other date as Seller and Buyer may mutually agree. However, closing may not occur prior to 35 business days following the date of the Purchase Agreement without the consent of Buyer and must be completed no later than sixty days following the date of the Purchase Agreement. The closing is not subject to a financing condition. An equity financing commitment for the full purchase price is in place and Seller has the right to enforce the equity financing commitment against the parties who are obligated to provide equity financing.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believe,” “estimate,” “continue," "seek," plan,” “expect,” "intend," “anticipate,” “may,” "will," “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to — our ability to achieve or sustain profitability; the consummation of the sale of the assets of our workspace solutions business; adverse changes in the economy, financial markets, and credit markets; delays or reductions in information technology spending;  the development of the market for cloud-based workplace applications; product development; market acceptance of new products and product improvements; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns and laws; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to obtain additional capital; our ability to hire, retain and motivate employees; our ability to manage our growth; our ability to realize benefits from acquisitions; limited or single sources of supply of key components; the level of our indebtedness; changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in U.S and foreign laws and regulations; changes in the Internet infrastructure; disruptions in computing and communication infrastructure; and changes in accounting standards. Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K for a further description of these and other factors. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

OVERVIEW

The following review of Asure’s financial position as of September 30, 2019 and December 31, 2018, and results of operations for the three and nine months ended September 30, 2019 and September 30, 2018 should be read in conjunction with our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Asure’s internet website address is http://www.asuresoftware.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained in our website or connected to our website is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading provider of Human Capital Management (“HCM”) and Workspace Management, offering intuitive and innovative cloud-based solutions designed to help organizations of all sizes and complexities build companies of the future. Our cloud platforms enable clients worldwide to better manage their people and space in a mobile, digital, multi-generational, and global landscape. Asure’s offerings include a fully-integrated HCM platform, flexible benefits and compliance administration, HR consulting, and time and labor management as well as a full suite of Agile Workspace solutions for conference room scheduling, desk sharing programs, and real estate optimization. As described below under Recent Developments, we have entered into an agreement to sell substantially all of our assets in our workspace solution business.

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

Our sales and marketing strategy targets a wide range of audiences: from small and medium-sized businesses to enterprise organizations throughout the United States, Europe and Asia/Pacific. Our unique blend of products allows us to compete in every industry, and we generate sales and opportunities through our direct sales team and our channel partners.

Recent Developments

On October 7, 2019, we entered into an Asset and Equity Purchase Agreement (the “Purchase Agreement”) with FM: Systems Group, LLC and FMS Bidco UK Limited (collectively, “Buyer”), pursuant to which, among other things, Buyer agreed to acquire all of the issued share capital of Asure Software UK Limited (UK) and OccupEye Limited (UK) (together, the “Purchased Subsidiaries”) and certain assets comprising our workspace solution business (“Purchased Assets”) and assume certain liabilities and obligations relating to the Purchased Assets or the workspace solution business, for an aggregate purchase price of $120 million in cash. The purchase price is subject to a working capital adjustment. For further information regarding the Purchase Agreement and the transactions contemplated thereby, see Note 11 to the accompanying Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
($ in thousands)

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Income Loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100%	100.0%	100%
Gross margin	63.1	63.9	63.8	67.1
Selling, general and administrative	46.4	47.1	47.3	51.8
Research and development	10.2	15.0	8.8	10.1
Amortization of intangible assets	9.7	10.4	10.4	9.4
Total operating expenses	66.3	72.5	66.5	71.2
Total other loss, net	(11.7)	(7.9)	(11.4)	(9.8)
Net loss	(13.7)	(15.3)	(14.7)	(14.4)

Revenue

Our revenue was derived from the following sources (in thousands):

	For the Three Months Ended September 30,		Increase (Decrease)
Revenue	2019	2018		%
Recurring	$21,220	$19,561	$1,659	8.5
Professional services, hardware and other	3,339	3,897	(558)	(14.3)
Total revenue	$24,559	$23,458	$1,101	4.7

	For the Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		%
Recurring	$65,214	$54,795	$10,419	19.0
Professional services, hardware and other	10,946	9,734	1,212	12.5
Total revenue	$76,160	$64,529	$11,631	18.0

Total revenue represents our consolidated revenues, including sales of our scheduling software, time and attendance and human resource software, as well as complementary hardware devices to enhance our software products. Recurring revenue consists of cloud revenue, maintenance and support revenue and interest earned on client funds. Professional services, hardware and other revenue consists of hardware revenue, on-premise software license revenue as well as installation services and other professional services revenue.  Revenue mix varies by product.

Revenue for the three months ended September 30, 2019 was $24,559, an increase of $1,101, or 4.7%, from the $23,458 reported for the three months ended September 30, 2018. Recurring revenue increased primarily due to an increase in cloud revenue. Cloud revenue increased $1,120, or 6.1%, primarily due to our 2017 and 2018 acquisitions and our continued emphasis on selling integrated cloud-based solutions.

Revenue for the nine months ended September 30, 2019 was $76,160, an increase of $11,631, or 18.0%, from the $64,529 reported for the nine months ended September 30, 2018.  This increase was primarily due to an increase in cloud and hardware revenue. Cloud revenue increased $9,447, or 18.5%, primarily as a result of the cloud revenue recognized by the 2018 acquisitions and our continued emphasis on selling integrated cloud-based solutions. Hardware revenue also increased as compared to the nine months ended September 30, 2018, due to the timing of work performed on contracts.

Although our total customer base is widely spread across industries, our sales are concentrated in certain industry sectors, including corporate education, healthcare, government, legal and non-profit.  We continue to target small and medium-sized businesses and divisions of larger enterprises in these same industries as prospective customers.  Geographically, we sell our products worldwide, but sales are largely concentrated in the United States, Canada and Europe.  Additionally, we have reseller partners in North America, UK, South Africa and Asia Pacific.

In addition to continuing to develop our workforce and Agile Workspace management solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2019 was $15,507, a slight increase of $520 or 3.5%, from the $14,987 reported for the three months ended September 30, 2018. Gross margin as a percentage of revenue was 63.1% for the three months ended September 30, 2019 as compared to 63.9% for the three months ended September 30, 2018. The decrease in gross margin is due to the mix of hardware and professional services revenue, with an increase in HCM revenue, which typically has lower margins.

Consolidated gross profit for the nine months ended September 30, 2019 was $48,559, an increase of $5,278 or 12.2%, from the $43,281 reported for the nine months ended September 30, 2018.  Gross margins as a percentage of revenue were 63.8% and 67.1%

for the nine months ended September 30, 2019 and 2018, respectively. HCM revenue, which typically has lower gross margins, represents a larger portion of our revenue mix, therefore, resulting in a slight decrease in the gross margin as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily consist of  salaries and related expenses, including stock-based expenses, for sales and marketing staff, including commissions, as well as marketing programs, which include events, corporate communications and product marketing activities. SG&A also consists of salaries and related expenses, including stock-based expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, and other corporate expenses such as transaction costs for acquisitions. SG&A expenses for the three months ended September 30, 2019 were $11,395, an increase of $343, or 3.1%, from the $11,052 reported for the three months ended September 30, 2018.  SG&A expenses as a percentage of revenue decreased slightly to 46.4% from 47.1% for the three months ended September 30, 2019 and September 30, 2018, respectively.

SG&A expenses for the nine months ended September 30, 2019 were $36,019, an increase of $2,625, or 7.9%, from the $33,394 reported for the nine months ended September 30, 2018. SG&A expenses as a percentage of revenue slightly decreased to 47.3% from 51.8% for the nine months ended September 30, 2019 and 2018, respectively.

We continue to expand and increase selling costs as we focus on expanding recognition of our brand, increase our direct sales personnel, as well as continue to invest in a new ERP system and resources to improve the financial reporting process.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities. R&D expenses for the three months ended September 30, 2019 were $2,501, a decrease of $1,013, or 28.8%, from the $3,514 reported for the three months ended September 30, 2018. R&D expenses as a percentage of revenues decreased to 10.2% from 15.0% for the three months ended September 30, 2019 and September 30, 2018, respectively.

R&D expenses for the nine months ended September 30, 2019 were $6,730, an increase of $235, or 3.6%, from the $6,495 reported for the nine months ended September 30, 2018. R&D expenses as a percentage of revenue were 8.8% as compared to 10.1% for the nine months ended September 30, 2019 and 2018, respectively.

We continue to expand our technical resources by increasing headcount, strategic partnerships and integration development; introducing new hardware products for 2019; as well as increasing investments into our initiative to migrate platforms to Amazon Web Services (“AWS”). We have also made significant investments outside of core R&D dollars into compliance and certifications, including SOC II Type 2 certifications, GDPR compliance, FedRamp certification (AsureSpace) and other initiatives.

We also continue to enhance our products and technologies through organic improvements as well as through acquired intellectual property. We will continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. We believe that our expanded investment in SaaS hosting, mobile and hardware technologies lays the groundwork for broader market opportunities, and represents a key aspect of our competitive differentiation.  Native mobile applications, QR Code integration, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform.

In the third quarter of 2019, we released a number of key objectives demonstrated at our customer event, including: expanded integration with our Evolution Platform and Asure Force Time and attendance, expanded Benefits functionality in our Evolution Advanced HR product, and our new 10” Touch Panels for our AsureSpace business. Additionally, as we’ve completed migration of all core applications to Amazon AWS, we were able to right-size our instance footprint by the end of Q3, realizing a reduced hosting expense going forward. R&D expenses in other elements are in line with our general objectives noted previously.

Amortization of Intangible Assets

Amortization expenses for the three months ended September 30, 2019 were $2,375, a decrease of $72, or 2.9%, from the $2,447 reported for the three months ended September 30, 2018. Amortization expenses as a percentage of revenue were 9.7% and 10.4% for the three months ended September 30, 2019 and 2018, respectively. Amortization expenses for the nine months ended September 30, 2019 were $7,918, an increase of $1,880, or 31.1% compared to $6,038, reported for the nine months ended September 30, 2018. Amortization expenses as a percentage of revenue were 10.4% and 9.4% for the nine months ended September 30, 2019 and 2018, respectively. The increases are due to the amortization recorded on the intangibles acquired in the acquisitions during 2018 and the first quarter of 2019.

Other Income and Expense

Other expense for the three months ended September 30, 2019 was $2,864, an increase of $1,003, or 53.9%, from the $1,861 reported for the three months ended September 30, 2018. Other expense as a percentage of revenue was consistent at 11.7% and 7.9% for the three months ended September 30, 2019 and September 30, 2018, respectively.  Other expense for the nine months ended September 30, 2019 was $8,709, an increase of $2,366, or 37.3%, from the $6,343 reported for the nine months ended September 30, 2018. Other expense as a percentage of revenue was 11.4% and 9.8% for the nine months ended September 30, 2019 and 2018, respectively. Other expense for the three and nine months ended September 30, 2019 and 2018 are composed primarily of interest expense on notes payable. The increase over the nine months ended 2018 is primarily comprised of an increase in interest expense due to the higher debt balances resulting from our Second Restated Credit Agreement and debt incurred in connection with our acquisitions in the second half of 2018 and the first quarter of 2019.

Income Taxes

For the three months ended September 30, 2019 and 2018, we recorded an income tax benefit of $272 and $303, a decrease of $31, or 10.2%, respectively. We incurred a provision for income tax expense for the nine months ended September 30, 2019 of $400, an increase of $112, or 38.9%, from $288 reported for the nine months ended September 30, 2018, respectively.

Net Income (Loss)

We incurred a net loss of $3,356, or $(0.22) per share, during the three months ended September 30, 2019, compared to a net loss of $3,584, or $(0.24) per share, during the three months ended September 30, 2018. Net loss as a percentage of total revenues was 13.7% and 15.3% for the three months ended September 30, 2019 and 2018, respectively.

We incurred a net loss of $11,217, or $(0.73) per share, during the nine months ended September 30, 2019, compared to a net loss of $9,277, or $(0.68) per share reported for the nine months ended September 30, 2018.  Net loss as a percentage of total revenue was 14.7% for the nine months ended September 30, 2019 compared to a net loss of 14.4% of total revenue for the nine months ended September 30, 2018.

We intend to continue to implement our corporate strategy for growing our software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2019.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	September 30,	December 31,
	2019	2018
Working capital	$3,629	$11,443
Cash and cash equivalents	12,576	15,444

	For the Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in) operating activities	$3,923	$(6,062)
Net cash provided by (used in) investing activities	36,552	(53,788)
Net cash (used in) provided by financing activities	(43,310)	51,380

Working Capital.  We had working capital of $3,629 at September 30, 2019, a decrease of $7,814 from working capital of $11,443 at December 31, 2018. Working capital as of September 30, 2019 and December 31, 2018 includes $12,362 and $11,849 of short term deferred revenue, respectively. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.
Operating Activities.  Net cash provided by operating activities of $3,923 for the nine months ended September 30, 2019 was primarily driven by a net loss of $11,217, a decrease in accounts receivable of $2,930, resulting from cash collections in the quarter, an decrease in prepaid expenses and other assets of $16, and non-cash adjustments to net loss of $14,489, primarily due to higher depreciation and amortization expense. This was offset by an increase in inventory of $2,062 and a increase in deferred revenue of $148. The $6,062 of cash used in operating activities during the first nine months of 2018 was primarily driven by a net loss of $9,277, an increase in accounts receivable of $6,587 and an increase in other assets of $2,250. This was offset by non-cash adjustments of $11,620.

Investing Activities.  Net cash provided by investing activities of $36,552 for the nine months ended September 30, 2019 is primarily due to the net change in funds held for clients offset by the acquisition of Payroll Maxx in the first quarter of 2019. Net cash used in investing activities of $53,788 for the nine months ended September 30, 2018 is primarily due to the acquisitions in January 2018 and April 2018, offset by a decrease in funds held for clients

Financing Activities.  Net cash used in financing activities was $43,310 for the nine months ended September 30, 2019. We incurred $16,000 of indebtedness. This was offset by debt financing fees of $1,102 and the net change in client fund obligations of $49,964. Net cash provided by financing activities was $51,380 for the nine months ended September 30, 2018. We incurred $41,290 of indebtedness and net proceeds of approximately $39,156 from the issuance of our common stock in an underwritten public offering we completed in June 2018, partially offset by payments on debt of $10,312, and debt financing fees of $1,693.

Sources of Liquidity. As of September 30, 2019, Asure’s principal sources of liquidity consisted of approximately $12,576 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $1,000 available for borrowing under our Wells Fargo revolver. Based on current internal projections, and accounting for the closing of the sale of our workspace solutions business, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months. We continue to be focused on growing our existing software operations and seeking accretive and complementary strategic acquisitions as part of our growth strategy. We believe the available sources of liquidity described above, including in connection with the sale of our workspace solution business, will be sufficient to fund such growth activities but may raise additional capital or incur additional indebtedness to supplement those sources as we execute on our growth plan. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Further, following the consummation of the sale of our workspace solution business, we expect to continue to be in compliance with the terms of our debt agreements and related covenants over the next twelve months.

Capital Resources. At September 30, 2019, we had $111,366 outstanding under our Second Restated Credit Agreement with Wells Fargo and Goldman Sachs. Under the line of credit at September 30, 2019, we have available funds of $1,000, as well as $17,000 on a delayed draw term loan.  For further discussion regarding our Second Restated Credit Agreement, see Note 6 to the accompanying Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2019, we were not party to any pending legal proceedings.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 19, 2019, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Risks Related to the Proposed Transaction with FM Systems Group, LLC and FMS Bidco UK Limited

There Can Be No Assurance That The Proposed Transaction  Will Be Consummated As Contemplated In Accordance With The Purchase Agreement.

There can be no assurances that the proposed transaction with Buyer will be consummated as originally contemplated, or that we will realize any or all of the benefits that our management expected to realize upon the consummation of the transaction.
While we expect the Purchase Agreement to be consummated in accordance with its terms, the completion of the proposed transaction with Buyer is subject to certain conditions. If the transaction is not completed, our ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete the transaction, including the following:

•incurrence of substantial costs in connection with the proposed transaction such as legal, accounting, financial advisory, HSR filing, and regulatory fees;

•diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the transaction;

•amounts due to our senior lenders under our credit facility may be accelerated; and

•reputational harm due to the adverse perception of any failure to successfully complete the transaction.

If the transaction is not completed, these risks could materially affect our business and financial results and the price of our common stock.

The Pendency Of The Proposed Transaction Could Adversely Affect Our Business And Operations.

Prior to consummation of the transaction with Buyer, some of our business relationships  may delay, defer or withdraw their business with us, which could negatively affect revenues, earnings, cash flows and expenses, regardless of whether the transaction with Buyer  is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the transaction. In addition, due to operating restrictions in the Purchase Agreement, the Company may be unable, during the pendency of the transaction with Buyer to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1*
Asure Software, Inc 2018 Incentive Award Plan, as amended March 29,2019 (Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed July 22, 2019 (the “Form S-8”).

10.2*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2018 Incentive Award Plan (Incorporated by reference to Exhibit 99.2 of the Form S-8).

10.3*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan (Incorporated by reference to Exhibit 99.3 of the Form S-8).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

November 12, 2019	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

November 12, 2019	By:	/s/ KELYN BRANNON
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

(c) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Report based on such evaluation; and

(d) Disclosed in the Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the quarter ended September 30, 2019) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the Audit Committee of the Board of Directors:

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

Date: November 12, 2019	By:	/s/ PATRICK GOEPEL
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

(c) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Report based on such evaluation; and

(d) Disclosed in the Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the quarter ended September 30, 2019) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the Audit Committee of the Board of Directors:

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

Date: November 12, 2019	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, the undersigned, Patrick Goepel, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The quarterly report on Form 10-Q of the Company for the period ended September 30, 2019 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2019	By:	/s/ PATRICK GOEPEL
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

EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, the undersigned, Kelyn Brannon, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The quarterly report on Form 10-Q of the Company for the period ended September 30, 2019 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2019	By:	/s/ KELYN BRANNON
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