Form 10-K
period 2019-12-31
ASURE SOFTWARE INC
filed 2020-03-16
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the calendar year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 0-20008
ASURE SOFTWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 N Capital of TX Hwy, Suite 350 Austin, Texas (Address of Principal Executive Offices)	78746 (Zip Code)

(512) 437-2700
(Registrant’s Telephone Number, including Area Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, $0.01 par value
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐         Smaller reporting company ☒          Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the 12,636,609 shares of the registrant’s Common Stock held by non-affiliates on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was approximately $103,999,292. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
At March 6, 2020, there were 15,741,013 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
ITEM 1.    BUSINESS
GENERAL
Asure Software, Inc., a Delaware Corporation, headquartered in Austin, Texas, is a leading provider of cloud-based Human Capital Management (“HCM”) software and services and, until its divestiture in December 2019 (see RECENT DEVELOPMENTS), Workspace Management software solutions. Asure facilitates the growth of small and mid-sized companies ("SMBs") by helping them (i) build better teams with skills that get them to the next level, (ii) stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, and (iii) allocate more resources to support growth rather than back-office overhead that suffocates growth. Asure’s HCM suite, named AsureHCM, includes cloud-based Payroll & Tax, HR, and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff.
Asure’s platform vision is to help clients grow their business and to become the most trusted HCM resource to entrepreneurs and managers. The Asure product strategy is driven by three primary challenges that prevent businesses from growing: HR complexity, allocation of both human and financial capital, and the ability to build great teams.  The AsureHCM suite includes four product lines: AsurePayroll&Tax, AsureHR, AsureTime&Attendance, and AsureHR Services.
For all of the Asure product lines, we believe support and professional services are key elements of our value proposition and overall solution.  In addition to state-of-the-art hosting platforms and regular software upgrades and releases, Asure gives clients easy access to our skilled support team. Our services and support representatives are knowledgeable not just in the Asure solution, but also best practices and change management strategies in the payroll and human resources management industries. Many of our staff have professional certifications in payroll (CPP) and human resources (PHR and SPHR).  From installation to training and post-live support, our professional services team delivers a proficient customer experience on a global scale.
Our sales and marketing strategy includes both direct and indirect channels to target small and mid-sized businesses (SMBs) throughout the United States. Our direct sales and marketing efforts include marketing directly to SMBs and their trusted advisors which include CPAs, banks, and benefits brokers who frequently refer their clients to HCM vendors. Our indirect model licenses our HCM software to resellers that provide value-add HCM services to their clients. These resellers include pure-play payroll providers focused on a geographic or industry niche as well as CPAs, banks, and benefits brokers that want to expand relationships with their clients directly without referring those clients outside their business.
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
RECENT DEVELOPMENTS
On December 2, 2019, we completed the sale of our Workspace Management business for $121.5 million. Disclosure regarding the sale of the Workspace Management business is included in Note 12 - Discontinued Operations to our consolidated financial statements.
PRODUCTS AND SERVICES
Asure’s HCM solutions are designed to help companies grow. Companies use Asure’s solutions to more effectively address the three primary challenges that prevent businesses from growing:

1.
HR complexity - SMBs have a difficult time keeping up with, let alone maintaining compliance with, the constant changes in Federal, state & local tax and labor laws. They also lack the technical staff and resources to maintain the software, hosting, and integrations of their HRIS tech-stack. And most SMBs need their human capital focused on growth (Sales, Marketing, product development, customer service, etc.) rather than back-office staff that adds overhead and unnecessary complexity to running their business. Asure helps companies stay compliant without the complexity because our software is delivered in the cloud with no IT footprint or administrative back-office needed.

2.
Allocation of both human and financial capital - When it comes to growing a business, people and capital are scarce resources. Asure enables SMBs to allocate their headcount toward growth rather than IT or administrative back-office staff. And because we provide our services on a pay-as-you-go SaaS model, clients conserve cash by avoiding large up front implementation or capital purchase expenses.

3.
Building great teams - SMBs struggle finding and attracting the talent needed to get to the next level because they lack the resources of large enterprises. Asure’s HR software streamlines the process of finding and onboarding employees and our HR Services help companies with the best practices in recruiting, developing, and retaining key staff needed to get them to the next level.

We believe Asure’s suite of HCM software and services, named AsureHCM, is well-positioned to deliver innovative, scalable solutions.  With an emphasis on helping SMBs grow their businesses, the Asure product team aims to create and deliver easy-to-use solutions that help simplify their business, better allocate resources, and build great teams. Within the AsureHCM suite, product lines include cloud revenue (software), hardware revenue (time clocks and data collection devices), and HR Services revenue.
Payroll and Tax. AsurePayroll&Tax is an integrated cloud-based solution that provides a foundation for our clients’ digital HR strategy.  Asure automates all the complex moving parts associated with payroll and taxes - from wages, benefits, overtime and garnishments, to tips, direct deposits, FLSA, and federal, state and local payroll taxes in all U.S. jurisdictions. Key capabilities include:

•	100% compliant payroll taxes - Maintain federal, state, and local tax rate tables and file taxes on client’s behalf.

•	General Ledger integration - No manual data entry with GL integration to client’s accounting system.

•	Managed garnishments - Clients save time, cut postage, reduce banking fees, and limit their liability.

•	Employee self-service - Eliminate paper & manual processes while improving employee engagement.

•	ACA compliance & reporting - Automated compliance with the Affordable Care Act requirements.
Human Resources. AsureHR has functionality to handle HR complexities that SMBs face including employee self-service so employees can access all their information, pay history, company documents, and more. With Asure HR’s dashboard, clients have convenient single-system access to every facet of the employee’s lifecycle. The software improves benefits management by syncing to carriers and integrating with employee self-managed enrollment and life-event change adjustments. Key capabilities include:

•	Applicant tracking - Find key talent that’s buried in a stack of resumes.

•	Employee on-boarding - No more manual data entry or paper for new hires.

•	Benefits enrollment - Automate the data entry while improving the employee experience.

•	Carrier feed connection - Save time and keep data in alignment with carriers.

•	Employee self-service - Happier employees and less paper for HR.
Time and Attendance. AsureTime&Attendance provides cost savings and potential ROI gains come in the form of a more strategic use of labor dollars and the elimination of time theft.  Mobile time tracking helps executives to better understand where and when their employees are working, providing insight into labor schedules and labor costs. With Asure’s mobile solution, employees can punch in and out from remote locations, and geo-positioning verifies the physical coordinates.  Biometric time clocks, including facial recognition, reduce time theft and help combat buddy punching. Automated system notifications, real-time dashboards, and flexible configuration options all work to streamline operations.  Finally, employees, supervisors and executives have real-time access to data and business intelligence to optimize labor costing, improve labor scheduling, and ultimately control labor costs. Key capabilities include:

•	FLSA and overtime compliance - Consistent enforcement of pay policies and application of pay rules.

•	Manage by exception - Stop reading every report and only deal with the exceptions.

•	Time-off management - Time off requests and approvals streamlined to keep managers working.

•	Error-Free Processing - Automated pay rule calculation for fast, accurate payroll processing.

•	Time collection flexibility - Time tracking that fits client needs: Mobile, PC, badge-reader, and bio-metric.
Human Resource Services. AsureHR Services allows our SMB clients to run their businesses because we take responsibility for all the traditional Payroll and Human Resource functions. We provide three core levels of HR services ranging from an online compliance library, to on-demand call center for all HR questions, to a fully outsourced HR function. Asure can also outsource discreet functions like payroll administration or the benefit enrollment process.
PRODUCT DEVELOPMENT
Asure strives to bring to market innovative, cloud-based solutions. First-to-market mobile applications are a testament to our success in innovation. Our industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in customer needs, and continual improvement in product performance characteristics.   Asure strives to be cost-effective and timely in enhancing our software applications, developing new innovative software solutions that address the increasingly sophisticated and varied needs of growing businesses, and anticipating technological advances while adhering to industry standards.
Asure development teams are staffed with software developers, quality assurance engineers and support specialists who work closely with our customers and sales and marketing teams to build products and services based on market requirements and customer feedback.  We develop our new product and service roadmaps based on inputs from customers, competitive comparisons and relevant technology innovations.
Our research and development strategy is rooted in continuous innovation and flexibility. The development team enhances the functionality of our software and hardware products through improvement and new feature releases, with a particular focus on SaaS solutions for growing businesses that struggle with complexity and reseller partners who need powerful back-office tools and scalable infrastructure.  Asure will continue to evaluate opportunities for developing new software so that organizations can further streamline and automate the HR tasks associated with growing their businesses.  We seek to simultaneously allow organizations to improve their productivity while reducing the costs associated with those business tasks.
We also actively search for potential product, service or business acquisitions that we believe will complement our existing and planned product and service offerings. More strategically, we typically target and nurture a pipeline of potential acquisitions from our reseller channel. Those acquisitions are highly accretive because they easily tuck into our existing infrastructure and clients don’t need to change platforms. We cannot guarantee that we will make future acquisitions or that we can successfully integrate acquired assets or businesses profitably into Asure.
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
Asure sells its software products and services through both a direct and reseller (partner) model, which extends our reach and enables us to sell our solutions in an efficient, cost-effective manner. Prospective customers learn about Asure through a variety of ways, including advertising, web site searches, sales calls, public relations, direct marketing and social media.  When prospective customers show an interest in Asure, we connect them with a sales representative via our web site, phone, or a face-to-face meeting to discuss their needs and the solutions they are interested in and make the sale.  We track our marketing and sales activities to provide immediate preview into activities, leads and pipeline opportunities. Asure account management teams also work with existing customers to promote and sell additional software and services that are relevant for each customer. In addition to this direct sales model, we supplement these efforts with our partner programs described below.  By working with our partners, we expand the reach of our direct sales force and gain access to key opportunities in major market segments throughout the United States.
 Asure has two distinct levels of partners in our Partner Program: Reseller Partners and Referral Partners.
Reseller Partners. Reseller Partners are companies that license Asure’s HCM software and services and then provide value-add services to their customers. These resellers include pure-play payroll providers and ‘trusted advisors.’ Regional and industry-based payroll providers are a critical alternative to the one-size-fits-all national payroll companies that don’t speak the language or understand local needs of many businesses. Entrepreneurs and executives at SMBs rely on their ‘trusted advisors’ like their CPA, bank, and benefit broker to advise them on payroll and HR decisions. By white-labeling Asure’s HCM software these trusted-advisers can provide payroll and HR services directly to their clients which deepens relationship and grows revenue. And because these Reseller Partners license the same products we sell to our direct customers, we gain the scale and operational efficiencies of supporting a single platform.
 Referral Partners.  Referral Partners provide us with the name and particular information about a prospective customer and its needs as a sales lead.  If we accept the sales lead, we register it for the Referral Partner.  If we make a sale as a direct result of such a lead, we will pay the Referral Partner a sales lead referral fee.  Currently, we have a number of Referral Partners including regional banks, CPAs, and benefit brokers. As the referral relationships develop and the referring partner becomes more comfortable in the HCM space, these referral partners become high probability prospects to become Reseller Partners by licensing our products directly.
COMPETITION
We believe the AsureTime&Attendance line of workforce management software solutions has a competitive advantage in the marketplace in serving organizations seeking specific point-solutions as well as organizations desiring an integrated suite of solutions, particularly in the area of mobile time collection. The AsureTime&Attendance mobile products are first-to-market technology solutions. By competing tactically with point-solutions and strategically with an integrated suite of solutions, Asure can serve the needs of a broad spectrum of companies. Primary competitors to AsureTime&Attendance include Kronos, Replicon, and Time Simplicity.
Our key competitive advantage in the AsureHCM suite is our system architecture.  Many HCM providers offer ‘integrated’ solutions meaning multiple databases and redundant data entry.  AsureHCM offers a single employee record keeping throughout the entire employee life cycle, starting with an online job application.  Other differentiating factors include our intuitive user interface with mobile accessibility, an integrated time and labor solution, and streamlined workflows with automated notifications and self-service options throughout.  With a complementary suite of HR products, AsureHCM offers a comprehensive platform to advance an organization’s HR strategy.
Another key differentiator is that we offer the same products to both direct customers and our Reseller Partners. This improves our product development efficiency by supporting a single platform and creates a consistent user experience for both direct and indirect customers. Within the Reseller Partner channel, additional differentiators include a robust back-end solution for payroll and tax management, access to a full suite of ancillary products, and the long-term advantage of our Partner-For-Life mentality.  Reseller Partners can continue as an Asure licensee with the opportunity to expand their available offerings, or they can come under the Asure umbrella and experience the full benefit of a forward-thinking technology company.
Competitors in the HCM market tend to fluctuate, however, our main competitors are ADP, Paychex, Kronos, Paylocity, Paycor, Paycom, Ceridian, Namely and Gusto.
While Asure has the advantage of a flexible, easy to use, cloud-based, SaaS-delivered software model, affordability and proven deployment methodology, we face several competitive challenges:

•
Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with large, dispersed field-based sales teams who meet and consult with prospects have an advantage. Key U.S. vendors who approach the market in this manner include ADP, Paychex, Kronos, and Paylocity. Asure has recently launched an inside sales development team focused on generating leads for our field-based sales team, which is focused on developing Referral Partner relationships and larger targeted direct sales opportunities.

•
National payroll processors with loss-leader products. Large brand and market share payroll processing vendors (such as ADP and Paychex) offer equivalent point solutions at little or no cost to prospects when they sign up for the first few months when in a competitive engagement because the short-term lost revenue is inconsequential compared to the long-term revenue they expect to receive over the next 8 to 10 years with that same client.

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
MARKETING
Asure’s marketing strategy relies on a comprehensive integrated plan rooted in our business objectives.  Our marketing plan includes four primary objectives: 1) build brand awareness, 2) develop lead generation programs that drive revenue, 3) launch products in a meaningful way and 4) develop an infrastructure that supports and measures marketing activities. We deploy multi-faceted, multi-series direct marketing programs to drive awareness, interest and revenue. Marketing vehicles include our web site, organic and paid search, advertising, public relations, direct marketing, events, social media, content marketing and eMarketing.  In 2019, we expanded our strategy to include Account Based Marketing and vertical-specific marketing. Our marketing plan addresses growth and retention goals for our key target audiences throughout the United States.
SALES ENABLEMENT
We continue to invest in sales enablement tools, processes, and best-practice training of our sales organization. We have implemented and continue to optimize an end-to-end lead generation process that generates leads from marketing activities, captures and tracks all digital click behavior of the lead in our marketing automation software and CRM, follow-up and take all leads through a qualification and disposition process that ends in a closed loop of either won/lost opportunities or leads that get passed back to marketing for further nurturing. Sales Enablement staff support sales with product training, customer and prospect demonstrations, and marketing webinars as well as best practices in modern selling that leverages email, social media, and online video.
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
Some of our solutions assist our clients in complying with certain U.S. laws and regulations that apply to them.  For example, our HCM solutions help clients manage their compliance with certain requirements of the Patient Protection and Affordable Care Act. Our COBRA administration services and flexible spending account services are designed to help our clients comply with relevant federal guidelines relating to, respectively, employers’ benefits continuation obligations and certain requirements of the Internal Revenue Code. Although these laws and regulations apply to our clients and not to us, changes in such laws or regulations may affect our operations, products and services.
Additionally, the changing nature of privacy laws in the United States, Canada, the European Union and elsewhere may impact our processing of personal information of our employees and on behalf of our clients. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections such as the right to know what personal information is collected and how it is used, California residents also have the right to request a business to delete their personal information unless it is necessary for the business to maintain for certain purposes. They have the right to know if their personal information is being sold or shared and the right to opt-out of the sale or disclosure. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Complying with the enhanced obligations imposed by CCPA may result in significant costs to our business and require us to amend certain of our business practices and policies. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
The foregoing description does not include an exhaustive list of the laws and regulations governing and impacting our business.
TRADEMARKS
We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office.  Our other core federally registered trademarks include AsureForce®, AsureSpace®, AsureHCM® and Evolution®.
EMPLOYEES
As of December 31, 2019, we had a total of 423 employees (410 of which are full-time employees) in the following departments:

FUNCTION	NUMBER OF EMPLOYEES

Research and development	52
Sales and marketing	75
Customer service and technical support	221
Finance, human resources and administration	75
Total	423
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
ITEM 1A.    RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Item 1. “Business-Forward Looking Statements” for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.
We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
We have incurred losses since our inception. We experienced net losses from continuing operations of $42.3 million and $11.4 million in the fiscal years ended December 31, 2019, and 2018, respectively. At December 31, 2019, our accumulated deficit was $253.6 million and total stockholders’ equity was $137.6 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control, including the impact of the current environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut-down of businesses. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Our common stock has traded in low volumes. We cannot predict whether an active trading market for our common stock will ever develop.
Historically, our common stock has experienced a lack of trading liquidity. In the absence of an active trading market:

•	an investor may have difficulty buying and selling our common stock at all or at the price one considers reasonable; and

•
market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

Our stock price has been, and likely will continue to be, volatile.
The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2018, the Nasdaq closing price of one share of our common stock fluctuated from a low of $4.39 to a high of $19.06. During the fiscal year ended December 31, 2019, the Nasdaq closing price of one share of our common stock fluctuated from a low of $4.90 to a high of $10.00. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements regarding the results of expansion or development efforts by us or our competitors;

•	announcements regarding the acquisition of businesses or companies by us or our competitors;

•	technological innovations or new products and services developed by us or our competitors;

•	changes in domestic or foreign laws and regulations affecting our industry

•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;

•	changes in financial or operational estimates or projections;

•	additions or departure of our key personnel;

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and

•	political or economic uncertainties, including the impact of the coronavirus and other developments on equity trading markets.
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
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise capital through the sale of equity securities in the future at a time and at a price that we deem appropriate. As of March 6, 2020, we had 15,741,013 shares of common stock outstanding.
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners are compromised or breached, our services may be perceived as not being secure, our brand could be damaged, our services may be disrupted, and customers may curtail or stop using our services, all of which could reduce our revenue and earnings, increase our expenses, and expose us to legal claims and regulatory actions.
Our services involve the collection, transmission, processing and storing of our customers’ and their customers’ proprietary and other sensitive data, including financial information and other personal information. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our information technology systems, our customers’ data or our data, including our intellectual property and other confidential business information. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, their customers’ data, our data or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability. Moreover, if a high profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.
We identified a material weakness in our internal control over financial reporting as of December 31, 2019 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to remedy our material weaknesses, or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a deficiency related to the design effectiveness of our controls surrounding the safeguarding of assets. Specifically, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated with those systems.
Management has implemented measures designed to remediate the material weakness, including: (i) review and changes to system access, (ii) organization re-alignment to improve and ensure segregation of duties and (iii) implementation of additional manual and IT controls.
The actions we have taken are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have implemented measures to remediate the material weakness, we cannot assure you that such measures will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.
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
If we are not able to develop enhancements and new features, keep pace with technological developments or respond to future technologies, our business, operating results and financial results will be adversely affected.
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
Our products are designed to operate on a variety of network, hardware and software platforms using Internet tools and protocols, and we must continuously modify and enhance our products to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. In addition, if new technologies emerge that are able to deliver HCM software at lower prices, more efficiently or more conveniently, we may be unable to compete with these technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our products may become less marketable and less competitive or obsolete, and our business, operating results and financial condition will be adversely affected.
If we are unable to release timely updates to reflect changes in tax, benefit and other laws and regulations that our products help our clients address, the market acceptance of our products may be adversely affected and our revenues could decline.
Our solutions are affected by changes in tax, benefit and other laws and regulations and generally must be updated regularly to maintain their accuracy and competitiveness. Although we believe our SaaS platform provides us with flexibility to release updates in response to these changes, we cannot be certain that we will be able to make the necessary changes to our solutions and release updates on a timely basis, or at all. Failure to do so could have an adverse effect on the functionality and market acceptance of our solutions. Changes in tax, benefit and other laws and regulations could require us to make significant modifications to our products or delay or cease sales of certain products, which could result in reduced revenues or revenue growth and our incurring substantial expenses and write-offs.
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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically one to three years, and in the normal course of business, some customers have elected not to renew. Even if customers elect to renew, they may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. It is difficult to predict attrition rates given our varied customer base of enterprise, varied sizes of our customers and the number of multi-year subscription contracts. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels.
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
Even if demand for HCM products and services increases generally, there is no guarantee that demand for SaaS products generally or our products in particular will increase to a corresponding degree, or at all.
The widespread adoption of our products depends not only on strong demand for HCM products and services generally, but also for products and services delivered via a SaaS business model in particular. A significant number of organizations do not use HCM products, and it is unclear whether such organizations will ever use these products and, if they do, whether they will choose to use a SaaS software service or our HCM products in particular. As a result, we cannot assure you that our SaaS HCM software products will achieve and sustain the high level of market acceptance that is critical for the success of our business.
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
Several of our competitors are larger, have greater name recognition, longer operating histories, larger marketing budgets and significantly greater resources than we do, and are able to devote greater resources to the development, promotion and sale of their products and services. Some of our competitors could offer HCM solutions bundled as part of a larger product offering. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and resellers.
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
Our clients could have insufficient funds to cover payments we have made on their behalf or credit that we have extended to them in connection with the services that we have provided, resulting in financial loss to us.
As part of the payroll processing service, we are authorized by our clients to transfer money from their accounts to fund amounts owed to their employees and various taxing authorities.  It is possible that we could be held liable for such amounts in the event the client has insufficient funds to cover them.  We have in the past, and may in the future, make payments on our clients’ behalf for which we may not be reimbursed, resulting in a loss to us. Further, if we are required to advance substantial amounts of funds to cover payment obligations of our clients, we may need to seek additional sources of short-term liquidity, which may not be available on reasonable terms, which could have a material, adverse effect on our business, financial condition and results of operations.
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

If the banks that currently provide ACH and wire transfers fail to properly transmit ACH or terminate their relationship with us or limit our ability to process funds or we are not able to increase our ACH capacity with our existing and new banks, our ability to process funds on behalf of our clients and our financial results and liquidity could be adversely affected.
We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll, benefit and tax services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our financial results and liquidity.
Privacy regulations, existing and evolving regulation of cloud computing, cross-border transfer restrictions and other United States and foreign regulations could limit the use of our services and adversely affect our business.
Regulatory focus on privacy issues continues to increase, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information.  As these laws expand and become more complex, potential risks related to our handling of our clients’ personal information will intensify. California recently enacted legislation, the California Consumer Privacy Act (CCPA), that affords consumers expanded privacy protections relating to the access to, deletion of, and sharing of personal information that is collected by businesses. The CCPA and other changes in domestic laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data, biometric data, or any personal information, could increase our cost of providing our services or prevent us from offering services in jurisdictions in which we operate. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations impacting our clients’ ability to deploy our solutions globally. Additionally, the law relating to the ability to exchange data outside of jurisdiction borders is complex and subject to change.
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
As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 40% of the total assets on our balance sheet as of December 31, 2019. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. In 2019, we recorded an impairment of goodwill amounting to $35,060, which was reflected as an operating expense in our consolidated statements of comprehensive income (loss). In addition, any future impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.
Our ability to make scheduled payments on or to refinance our existing indebtedness (including the indebtedness under our Third Restated Credit Agreement and subordinated promissory notes) depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control.
Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate sufficient cash flow, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations. In addition, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of our Third Restated Credit Agreement, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our indebtedness.
Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in our loan agreement for our term loan and revolving credit facility.
Our Third Restated Credit Agreement with Wells Fargo Bank, N.A. provides for a term loan and revolving credit facility that contains restrictive covenants, including restrictions on our ability to pay dividends to stockholders, as well as requirements to comply with certain leverage ratios and other financial maintenance tests. These restrictive covenants and requirements limit the amount of borrowings that are available to us. The Third Restated Credit Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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
Our operating results may vary based on changes in our industry or the impact of changes in the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for HCM solutions in particular. We sell our software products and services primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our products may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and HCM software as well as pressure from clients and potential clients for extended billing terms. The recent outbreak of the coronavirus could impact our global supply chain network, cause extended shutdowns of businesses and the prolonged economic impact of the outbreak remains uncertain. If economic conditions deteriorate, our clients and potential clients may elect to decrease their information technology and HCM budgets by deferring or reconsidering product purchases, which would adversely affect our business, operating results and financial condition.

Existing or future laws and regulations could increase the cost of our products and negatively affect our reputation, results of operations or financial condition, or have other adverse consequences.
Our business is subject to a wide range of complex U.S. laws and regulations. As a provider of human resources outsourcing solutions, we process personal and sensitive data related to clients, employees of our clients, and our employees, and are subject to compliance obligations under federal, state and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our COBRA, flexible spending account and health savings account benefits administration services businesses. We are also subject to federal and state security breach notification laws with respect to both our own employee data and client employee data.
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
Failure to comply with laws and regulations applicable to our operations or client solutions and services could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and the imposition of consent orders or civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition. In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in taxation regulations could adversely affect our effective tax rate and our results of operations.
We may be subject to claims, lawsuits, governmental investigations and other proceedings that could adversely affect our business, financial condition and results of operations.
We are sometimes the subject of claims, lawsuits, governmental investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving, among others, breach of contract, tortious conduct and employment law matters. The results of any such claims, lawsuits, or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, impact licenses that are necessary or required to operate our business, require significant management attention and divert significant resources. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations.
We incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, which could result in sanctions or other penalties that would harm our business.
We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, new reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.
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
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our HCM software through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we rely on third-party data center hosting facilities and the expertise of members of our engineering and software development teams for the continued performance of our software. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:

•	human error;

•	security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses;

•	acts of terrorism, sabotage or other intentional acts of vandalism, including cyber attacks;

•	unforeseen interruption or damages experienced in moving hardware to a new location, including government-imposed travel restrictions;

•	fire, earthquake, flood, the spread of major epidemics (including coronavirus) and other natural disasters; and

•	power loss.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness.
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
Further, the interest rate on debt we have incurred under our Third Restated Credit Agreement is calculated with reference to LIBOR. LIBOR is an interest rate used in lending transactions between banks on the London interbank market. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The maturity date of our indebtedness under our Third Restated Credit Agreement is after December 31, 2021. Our Third Restated Credit Agreement allows for an adjustment of the interest rate on such loans as a result of the phase out of LIBOR; however, we cannot guarantee that any replacement rate will be as favorable to us as the LIBOR rate and this may affect our ability to meet our debt service and repayment obligations or have an adverse effect on our operations.
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
Some of the key components used to manufacture our products, such as the AsureForce time clocks and air clocks, come from limited or single sources of supply. We do not have contractual commitments or guaranteed supply arrangements with our suppliers. As a result, we are subject to the risk of shortages and long lead times in the supply of our components or products. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.
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
As of March 6, 2020, our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 14% of our outstanding common stock. As a result, these stockholders, if they were to act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This significant concentration of ownership may have the effect of delaying or preventing a change of control, including those that you may believe are in your best interests as one of our stockholders. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.  This significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market price of our common stock for returns on equity investment.
For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our Third Restated Credit Agreement contains limitations on our ability to pay dividends and make other distributions. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019, we had federal net operating loss carryforwards of approximately $34 million and research and development credit carryforwards of approximately $4 million, which begin expiring in 2020. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre- change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. In the event that it is determined that we have in the past experienced ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, operating results, and financial condition.
Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.
On October 28, 2009, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A junior participating preferred stock of the Company (the “Preferred Stock”), at a price of $11.63 per one thousandth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date referred to below. The description and terms of the Rights are set forth in the Second Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company LLC, dated as of April 17, 2019.
The Second Amended and Restated Rights Agreement imposes a significant penalty upon any person or group that acquires 4.9% or more (but less than 50%) of our then-outstanding common stock without the prior approval of the board of directors. Stockholders who own 4.9% or more of our then-outstanding common stock as of the close of business on the Record Date will not trigger the Second Amended and Restated Rights Agreement so long as they do not increase their ownership of the common stock after the Record Date by more than one-half of 1% of the then-outstanding common stock. A person or group that acquires shares of our common stock in excess of the above-mentioned applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised. The Rights will not be exercisable until 10 days after a public announcement by us that a person or group has become an Acquiring Person. On the date (if any) that the Rights become exercisable (the “Distribution Date”), each Right would allow its holder to purchase one one-thousandth of a share of Preferred Stock for a purchase price of $11.63. In addition, if a person or group becomes an Acquiring Person after the Distribution Date or already is an Acquiring Person and acquires more shares after the Distribution Date, all holders of Rights, except the Acquiring Person, may exercise their rights to purchase a number of shares of the common stock (in lieu of Preferred Stock) with a market value of twice the Exercise Price, upon payment of the purchase price.
The Rights will expire on the earliest of (a) October 28, 2022, (b) the exchange or redemption of the Rights, (c) consummation of a merger or consolidation or sale of assets resulting in expiration of the Rights, (d) the consummation of a reorganization transaction entered that the board of directors determines will help prevent an “Ownership Change,” as defined in Section 382 of the Code and protect our net operating losses, (e) the repeal of Section 382 of the Internal Revenue Code or any successor statute, or any other change, if the board of directors determines the Second Amended and Restated Rights Agreement is no longer necessary for the preservation of tax benefits, or (f) the beginning of a taxable year to which the board of directors determines that no tax benefits may be carried forward.
We may, at our option and with the approval of the board of directors, at any time prior to the close of business on the earlier of (i) the tenth day following the first date of public announcement by us or an Acquiring Person that an Acquiring Person has become such or such later date as may be determined by action of a majority of the members of the board of directors then in office and publicly announced by us or (ii) October 28, 2022, redeem all but not less than all the then outstanding Rights at a redemption price of $0.067 per Right (such redemption price being herein referred to as the “Redemption Price”). We may, at our option, pay the Redemption Price either in common stock (based on the current per share market price thereof) or cash; provided, that if the board of directors authorizes redemption of the Rights on or after the time a person becomes an Acquiring Person, then such authorization shall require the concurrence of a majority of the members of the board of directors then in office. In addition, after a person becomes an Acquiring Person the board of directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates), in whole or in part, at an exchange ratio of one common share per Right (subject to adjustment).
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

•
in addition to our current stockholder rights plan, the ability of our board of directors to further issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

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
Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.
Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal offices are located in Austin, Texas where we occupy approximately 15,000 square feet of office space under one operating lease that expires in July 2022. We also lease office suites in Alabama, Florida, Massachusetts, Michigan, Oregon, Vermont, and Washington. As a result of the 2018 acquisitions, we also have offices in California, Iowa, Tennessee, North Carolina, Georgia and New York.
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
DIVIDENDS
We did not pay cash dividends on our common stock during fiscal years 2019 and 2018.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends.
HOLDERS
As of March 6, 2020, we had approximately 257 stockholders of record of our common stock.
UNREGISTERED SALE OF EQUITY SECURITIES
Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, there were no unregistered sales of equity securities by us during the year ended December 31, 2019.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2019 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Nonvested RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3)
Equity Compensation Plan Approved by Stockholders (1)	1,756	$9.71	387
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	1,756	$9.71	387

(1)	Consists of the 2018 Incentive Award Plan.

(2)	Our stockholders have previously approved our existing equity compensation plan.

(3)
In December 2019, we offered to exchange certain outstanding options to purchase shares of our common stock previously granted under our prior and current equity incentive plans that have an exercise price per share higher than the greater of $8.50 or the closing trading price of our common stock on the offer expiration date for new restricted stock units. Subsequent to December 31, 2019, 280,500 additional shares became available for issuance as a result of the exchange.

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

Overview

Asure is a leading provider of cloud-based Human Capital Management (“HCM”) software and services and, until its divestiture in December 2019, Workspace Management software solutions. Asure helps small and mid-sized companies grow by helping them build better teams with skills that get them to the next level, stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, and better allocation of cash so they can spend their financial capital on growing their business rather than back-office overhead that suffocates growth. Asure’s Human Capital Management suite, named AsureHCM, includes cloud-based Payroll & Tax, HR, and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff.

Asure’s platform vision is to help clients grow their business and become the most trusted Human Capital Management resource to entrepreneurs everywhere. The Asure product strategy is driven by three primary challenges that prevent businesses from growing: HR complexity, allocation of both human and financial capital, and the ability to build great teams.  The AsureHCM suite includes four product lines: AsurePayroll&Tax, AsureHR, AsureTime&Attendance, and AsureHR Services.
For all of Asure’s product lines, support and professional services are key elements of our value proposition and overall solution.  In addition to state-of-the-art hosting platforms and regular software upgrades and releases, Asure gives clients easy access to our skilled support team. Our services and support representatives are knowledgeable about Asure’s solutions and HR best practices as many staff have professional certifications in payroll (CPP) and human resources (PHR and SPHR).
Asure serves approximately 64,000 small and mid-sized businesses with approximately 16,000 of those being direct clients. The remaining approximate 48,000 indirect clients contract directly with our HCM reseller partners. Our sales and marketing strategy includes both direct and indirect channels to target small and mid-sized businesses (SMBs) throughout the United States. Our direct sales and marketing efforts include marketing to directly to SMBs and their trusted advisors which include CPAs, banks, and benefits brokers who frequently refer their clients to HCM vendors. Our indirect model licenses our HCM software to resellers that provide value-add HCM services to their clients. These resellers include pure-play payroll providers focused on a geographic or industry niche as well as CPAs, banks, and benefits brokers that want to expand relationships with their clients directly without referring those clients outside their business.
In December 2019, we completed the sale of the assets of our Workspace Management business. We entered into an Asset and Equity Purchase Agreement (the “Purchase Agreement”) with FM: Systems Group, LLC and FMS Bidco UK Limited (collectively, “Buyer”), pursuant to which, among other things, Buyer agreed to acquire all of the issued share capital of Asure Software UK Limited (UK) and OccupEye Limited (UK) (together, the “Purchased Subsidiaries”) and certain assets comprising our workspace solution business (“Purchased Assets”) and assume certain liabilities and obligations relating to the Purchased Assets or the workspace solution business, for an aggregate purchase price of $120 million in cash. The purchase price is subject to a working capital adjustment. For further information regarding the Purchase Agreement and the transactions contemplated thereby, see Note 12 to the accompanying Consolidated Financial Statements.
Under the continued guidance and direction of our directors and senior leadership, Asure will continue to implement its corporate strategy for growing its software and services business.  However, uncertainties and challenges remain and there can be no assurances that Asure can successfully integrate acquired business operations, grow its revenues or achieve profitability and positive cash flows during calendar year 2020.

Operating Segment
We operate as one operating segment. Operating segments are defined as components of an enterprise for which the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance, evaluates separate financial information regularly. During 2019, and over the last few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the human capital management market. Our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
RESULTS OF OPERATIONS
The following discussions of our results of continuing operations exclude the results related to the Workspace Management business. This business has been segregated from continuing operations and is reflected as a discontinued operation.
The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Loss:

	2019	2018
Revenues	100.0%	100.0%
Gross margin	59.2	62.1
Selling, general and administrative	57.5	57.8
Research and development	7.3	9.4
Amortization of intangible assets	16.1	11.8
Total operating expenses	128.9	79.0
Loss from continuing operations before income taxes	(90.8)	(30.4)
Net income (loss)	41.0	(11.9)
Comparison of Fiscal 2019 to 2018
Revenue
Our revenue was derived from the following sources (Amounts in thousands):

Revenue	2019	2018	Increase (Decrease)%
Recurring revenue	70,066	$58,890	$11,176	19.0
Professional services, hardware and other revenue	3,084	4,736	(1,652)	(34.9)
Total revenue	$73,150	$63,626	$9,524	15.0
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
Excluding revenue from discontinued operations our total revenue in 2019 was $73,150 as compared to $63,626 in 2018. Total revenue increased by $9,524, or 15.0%, in 2019 as compared to 2018. Recurring revenue comprised the majority of the increase with an increase of $11,176, or 19.0%. Hardware and professional services revenue trended slightly downward, offset by an increase in on premise software license revenue.
Although our total customer base is widely spread across industries, our HCM sales are concentrated in small to mid-size businesses.  We continue to target small and medium-sized businesses across industries as prospective customers.  Geographically, we sell our HCM products in the United States.
In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin
Consolidated gross profit was $43,314 in 2019 and $39,504 in 2018, a decrease of $3,810, or 9.6%.  Gross margin as a percentage of revenues was 59.2% for 2019 and 62.1% for 2018. Gross margin decreased due to our growing investment in HCM service resources and migration to secure cloud hosting services.
Our cost of sales relates primarily to direct product costs, compensation and related consulting expenses, hardware expenses, facilities and related expenses and the amortization of our purchased software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $42,093 in 2019 and $36,765 in 2018, an increase of $5,328, or 14.5%.  SG&A expenses as a percentage of revenues were 57.5% and 57.8% for 2019 and 2018, respectively.
SG&A increased due to a full year of 2018 acquisition and integration related expenses and 2019 acquisition related expenses, as well as increased headcount as we continue to expand and increased selling costs as we focus on expanding recognition of our brand. Additionally, we have invested into a new ERP system and resources to improve the financial reporting process.
We may incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.
Research and Development Expenses
Research and development (“R&D”) expenses were $5,351 in 2019 and $5,998 in 2018, a decrease of $647, or 10.8%.  R&D expenses as a percentage of revenues were 7.3%% and 9.4% for 2019 and 2018, respectively.
Key 2019 product highlights include:

•
Asure Payroll&Tax SMB: In 2019 we made a significant stride forward in unifying our solutions with the release of our Payroll & Tax and Time & Labor integration. The unified solution uses a single point of entry for employee demographic data, and worked hours flow from Time & Labor to Payroll & Tax for paying employees. We also modernized the web user interface to give it a current look and feel for market relevance and expected user experience. We broadened our third-party integrations footprint with key national providers of HCM-adjacent services with two initiatives in 2019: 1) Asure’s new integration with Hartford XactPay® was released in 2019 for depth with pay-as-you-go workers’ compensation, and 2) In late 2019 we developed a general ledger integration with QuickBooks Online ®, for Beta and general release in 2020. In 2019 we also made significant progress in developing our new Simple Payroll Entry module, which enables clients to have direct access to enter their hours for payroll, with an elegant and modern user experience, served up in mobile-ready web pages. Because Simple Payroll Entry is being developed and launched on our new cloud-based platform, this is a significant step forward in developing our next-generation solution ecosystem. Simple Payroll Entry is part of a broader Simple Client Operations solution that will increase operational efficiencies for both Asure and our resellers, and will also drive new business growth with a market-leading solution for payroll client self-service. Development will be complete on Simple Payroll Entry in early second quarter of 2020, followed by a Beta period and general release. In our continuing commitment to keep our clients compliant, we also released a product update to reflect the revamped 2020 W-4 income tax withholding announced by the IRS in 2019.

•
AsureTime&Attendance: We expanded our clock hardware offering by adding two new devices. The AsureTC Basic brings a low-cost clock to our SMB market and the AsureTC Elite brings new technology to time clocks offering a 10.1-inch touch screen and a full suite of employee self-service and supervisor functions. We continued to expand our flagship product to be in line with our new hardware offerings and brought remote clock management tools to the hands of our clients. In 2019 we launched the integration with our SMB Payroll product bringing us closer to a single-source solution. We continued improvements to our web product with a messaging system to alert clients of important events such as upgrades and outage windows, a redesigned bulk hour time card, and expanded reporting capabilities with our Advanced reports powered by Izenda.

•
AsureHR: We spent the first quarter of 2019 developing and releasing a new Direct Deposit functionality for employees, which allowed them to make changes to existing direct deposits without needing the approval of an administrator, providing operational efficiencies to service bureaus and better experience to employees. This feature (like the rest of the features developed later in the year), was focused on based on data that came to us through customer surveys as to what the customers wanted. While running a beta program during the second quarter of 2019 for Direct Deposit and making adjustments, we also began the development of e-signature integration with HelloSign, which was released to beta at the end of the second quarter and publicly released in the third quarter of 2019. This functionality allowed employees to e-sign company documents upon new hire onboarding. In the third quarter of 2019, we worked mostly on benefits related functionality and released seven new benefit plans, in addition to carrier feeds integration with eBN. During the last quarter of the year, we worked on the 2020 W-4 (added it to New Hire Onboarding, taxes screens and allowed for mid-year changes in the form through the product), and also kept improving benefits and e-signature, based on feedback that came from the users after the public releases of these features in the third quarter of 2019.

•
AsureHCM Mid-Market: We enhanced our landing page for Employee Self Service users. By doing this, we have put information important to employees on the main screen upon entering the employee website. We also invested in infrastructure improvements and updates to our conversion tool for our network of bureaus and partners. We continued to improve and expand our API and End-Point sets that serve as the basis of our first HCM-native mobile application. The mobile app for Apple and Android will hit the app stores in April 2020. In addition, we are committed to keeping up with all compliance demands and delivered the new EEOC-component 2 reporting as well as the new 2020 Federal W-4 form.

•
Infrastructure & Automation: We continued to consolidate our infrastructure into Amazon Web Services ("AWS"), migrating more platforms into AWS for increased availability, scalability, and performance. Asure also invested heavily on DevOps and infrastructure automation to increase efficiency in deployment, monitoring and provisioning of products and services to our customers.

•
Security, Compliance & Certifications: Asure has also made significant investment outside of core R&D dollars into compliance and certifications, including SOC 1 Type 2 for AsureHCM in Q2, SOC 1 Type 2 for our hubs in Q3, SOC 2 Type 2 for our hosted applications in Q4, FedRAMP certification in Q3, and other initiatives.

Coinciding with our move to AWS, we continued to invest in improved security tools and enhancements to our products to address the evolving cybersecurity and fraud threats in the HCM and payroll industries.
Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform.
Amortization of Intangible Assets
Amortization expenses in 2019 were $11,765, an increase of $4,284, or 57.3%, as compared to $7,481 in 2018.  Amortization expenses as a percentage of revenues were 16.1% and 11.8%% for 2019 and 2018, respectively.  In 2019, we accelerated the amortization after a reassessment of the useful lives of certain trade names in relation to our rebranding efforts, resulting in an increase in amortization expense.
Impairment of Goodwill
During fiscal 2019, we determined that the estimated fair value of our HCM reporting unit was less than its carrying value. Therefore, we compared the carrying value of the reporting unit to its fair value in order to determine if an impairment exists. In addition to performing the income based approach discussed above we compared the market value of our common stock to our HCM reporting unit’s carrying value noting its carrying value exceeded market value. A non-cash, before-tax impairment charge of $35,060 was recognized to reduce the carrying amount of the goodwill to its estimated fair value as of December 31, 2019. There was no goodwill impairment recognized in 2018.
Interest Expense and Other, net
Interest expense and other, net was $15,447 for the year ended 2019 as compared to $8,615 in the year ended 2018. Interest expense and other, net is primarily comprised of loss from our extinguishment of debt and interest expense which increased in 2019 due the to the higher debt balances due from acquisitions.
Income Taxes
At December 31, 2019, we had federal net operating loss carryforwards of approximately $33,700, Federal R&D credit carryforwards of approximately $3,739 and alternative minimum tax credit carryforwards of approximately $31. The net operating loss and Federal R&D credit carryforwards will expire in varying amounts from 2020 through 2038, if not utilized. Federal net operating losses generated in 2018 and after are carried forward indefinitely.
Income tax benefit attributable to continuing operations increased from $7,982 in 2018 to $24,111 in 2019, a $16,129, or 202.1%, increase. These figures represent an effective tax rate of 36.3% and 41.2% in 2019 and 2018, respectively. In 2019, we recorded income tax benefits from continuing operations primarily related to the utilization of current year losses and losses previously offset by valuation allowance to offset the tax provision attributable to discontinued operations. In addition, we recognized a deferred tax benefit due to the creation of an indefinite life deferred tax asset related to impairment of goodwill. The creation of this additional indefinite deferred tax asset provided an ability to offset such deferred tax asset against our previously recognized indefinite life deferred tax liability related to tax deductible goodwill. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of any remaining tax deductible goodwill after application of indefinite life deferred tax assets. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.
As a result of our various acquisitions in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.
Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of jurisdictions in which we have net deferred tax liabilities. During 2019, we decreased the valuation allowance attributable to continuing operations by approximately $14,849 due primarily to operations and acquisitions.
LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	2019	2018
Working capital	$17,854	$11,443
Cash, cash equivalents and short-term investments	28,826	15,444
Net cash used in operating activities	(450)	(7,129)
Net cash provided by (used in) investing activities	96,942	(107,228)
Net cash provided by (used in) financing activities	(82,995)	101,788
Working Capital.  We had working capital of $17,854 at December 31, 2019, an increase of $6,411 from $11,443 at December 31, 2018.  We attribute the increase in our working capital primarily to an increase in cash and cash equivalents due to the divestiture of our Workspace Management business. Working capital at December 31, 2019 includes $5,500 of short term deferred revenue, an increase in short term deferred revenue of $2,613 compared to December 31, 2018. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.
Operating Activities.  Net cash used in operating activities was $450 in 2019. The $450 of cash used in operating activities during 2019, including discontinued operations, was primarily driven by our net income of $30,001 and increases in deferred revenue of $5,662, and accrued expenses and other long-term obligations of $5,649. This was offset by non-cash adjustments of $(35,215), increases in accounts receivable of $1,446 and inventory of $1,581, and a decrease in accounts payable of $3,174.
Net cash used in operating activities was $7,129 in 2018. The $7,129 of cash used in operating activities during 2018 was primarily driven by our net loss of $7,548, increases in inventory and accounts receivable of $2,948 and $1,719, respectively, and a decrease in accrued expenses of $2,410, offset by non-cash adjustments of $8,571.
Investing Activities.  Net cash provided by investing activities during 2019 was $96,942, which was primarily driven by the proceeds from the sale of discontinued operations. Cash used in investing activities during 2018 was $107,228.  The cash used in investing activities in 2018 is primarily comprised of the 2018 acquisitions.
Financing Activities.  Net cash used in financing activities of $82,995 in 2019 was primarily due to the payments of our notes payable and debt financing costs.
Net cash provided by financing activities of $101,788 in 2018 was primarily due to an increase of $36,750 in our indebtedness and net proceeds of approximately $39,449 from the issuance of our common stock in an underwritten public offering we completed in June 2018, partially offset by payments on debt of $11,645 and debt financing fees of $1,693.

Sources of Liquidity.  As of December 31, 2019, Asure’s principal sources of liquidity consisted of approximately $28,826 of cash and cash equivalents, future cash generated from operations of our business over the next twelve months, and $10,000 available for borrowing under our Wells Fargo revolver. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months from issuance of this Annual Report on Form 10-K. We continue to be focused on growing our existing software operations and seeking accretive and complimentary strategic acquisitions as part of our growth strategy. We believe the available sources of liquidity described above will be sufficient to fund such growth activities but may raise additional capital or incur additional indebtedness to supplement those sources as we execute on our growth plan.
Shelf Registration
In April 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $175,000 (which includes approximately $60,000 of unsold securities that were previously registered on our currently effective registration statements). The shelf registration statement relating to these securities became effective on April 16, 2018. In June 2018, we completed an underwritten public offering in which we sold an aggregate of 2,375,000 shares of our common stock at a public offering price of $17.50 per share. We realized net proceeds of approximately $38,900 after deducting underwriting discounts and estimated offering expenses. As of December 31, 2018, there is approximately $133,400 remaining available under the shelf registration statement.
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
In December 2019, we entered into a third amended and restated credit agreement (the “Third Restated Credit Agreement”) with Wells Fargo Bank, as agent and lender, amending and restating the terms of the Second Amended and Restated Credit Agreement dated as of March 2018.
The Third Restated Credit Agreement provides for $20,000,000 in term loans and a $10,000,000 revolver.
The Third Restated Credit Agreement amends the applicable margin rates for determining the interest rate payable on the loans as follows:

Leverage Ratio	Applicable Margin Relative to Base Rate Loans	Applicable Margin Relative to LIBOR Rate Loans
< 2.00:1.00	2.25% percentage points	3.25% percentage points
≤ 3.00:1.00, and ≥ 2.00:1.00	2.75% percentage points	3.75% percentage points
≥ 3.00:1.00	3.25% percentage points	4.25% percentage points

The outstanding principal amount of the term loan is payable as follows:

•	$125,000 beginning on March 31, 2020 and the last day of each fiscal quarter thereafter through and including December 31, 2021; and

•	$250,000 beginning on March 31, 2022 and the last day of each fiscal quarter thereafter.

The outstanding principal balance and all accrued and unpaid interest on the term loans is due on December 31, 2024.

The Third Restated Credit Agreement also:

•
 adds a covenant that requires that we achieve EBITDA of at least $3,750,000 at March 31, 2020, $4,850,000 at June 30, 2020 and $5,950,000 at September 30, 2020, which covenant is in lieu of a leverage covenant calculated at March 31, 2020, June 30, 2020 and September 30, 2020;

•
amends our leverage ratio covenant to decrease the maximum ratio to 3.50:1.00 at December 31, 2020, 3.25:1.00 at March 31, 2021 and June 30, 2021 and 2.50:1.00 at September 30, 2021 and each quarter-end thereafter; and

•
amends our fixed charge coverage ratio to be no less than 1.00:1.00 at March 31, 2020, and each quarter end thereafter through and including December 31, 2021, 1.50:1.00 at March 31, 2022, 1.60:1.00 at June 30, 2022, and 2.00:1:00 at September 30, 2022 and each quarter end thereafter.

As of December 31, 2019 and December 31, 2018, no amount was outstanding and $10,000 and $5,000, respectively, was available for borrowing under the revolver.
As of December 31, 2019, compliance with certain financial covenants was not yet required under the Third Restated Credit Agreement and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.
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
CRITICAL ACCOUNTING POLICIES
We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles and included the accounts of Asure’s wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, lease impairment, useful lives of fixed assets, the determination of the fair value of our long-lived assets and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation.
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
Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 (“Topic 606”) “Revenue from Contracts with Customers) supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows, or financial position. The initial application was applied to all contracts at the date of initial application.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.
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
SaaS arrangements and time-based software subscriptions typically have an initial term ranging from one to three years and are renewable on an annual basis.  A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Recurring revenue on the Consolidated Statement of Comprehensive Loss. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.
Hardware devices sold to customers are sold as either a standard product sell arrangement where title to the hardware passes to the customer or under a hardware-as-a-service (“HaaS”) arrangement where the title to the hardware remains with Asure.  Revenue allocated to hardware sold as a standard product are recognized on an output basis when title passes to the customer, typically the date we ship the hardware. Revenue allocated to hardware under a hardware-as-a-service (“HaaS”) arrangement are recognized on an output basis, recorded ratably as the service is provided over the non-cancellable term of the HaaS arrangement, typically one year.  Revenue recognized from hardware devices sold to customers via either of the two above types of arrangements are reported as Hardware revenue on the Consolidated Statement of Comprehensive Loss.
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
Deferred revenue includes amounts invoiced to customers in excess of revenue we recognize, and is comprised of deferred SaaS/software, HaaS, Maintenance and support, and Professional services revenue.  We recognize deferred revenue when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.
Intangible Assets and Goodwill
We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the continuation of customer relationships and renewal of customer contracts and approximating the useful lives of the intangible assets acquired. U.S. generally accepted accounting principles (“GAAP”) require that we not amortize intangible assets other than goodwill with an indefinite life until we determine their life as finite.  We must amortize all other intangible assets over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. We have assessed the fair value of our customer relationship intangible assets as of December 31, 2019, we do not believe these to be impaired, as the carrying value of the customer relationship intangible assets are recoverable through the associated project cash flows.
Impairment of Intangible Assets and Long-Lived Assets
In accordance with FASB ASC 350, we review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover their net book value.  When such factors and circumstances exist, including those noted above, we compare the assets’ carrying amounts against the estimated undiscounted cash flows we expect to generate with those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, we estimate the fair values of those assets by discounting the projected cash flows.  We record any excess of the carrying amounts over the fair values as impairments in that fiscal period.  In 2019, we accelerated the amortization after a reassessment of the useful lives of certain trade names in relation to our rebranding efforts. There has been no other impairment of intangible assets and long-lived assets for the periods presented.
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. In 2019, we recognized an impairment loss on goodwill. There has been no impairment of goodwill in 2018. See Notes 4 and 5 in the accompanying consolidated financial statements for additional information regarding goodwill.
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

To the Stockholders and Board of Directors of
Asure Software, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Asure Software, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

The Company did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated with those systems that creates the reasonable possibility of a material misstatement in the financial statements.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2019 consolidated financial statements, and this report does not affect our report dated March 16, 2020 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
March 16, 2020

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the material weakness identified below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles due to the material weakness identified below. Our independent registered public accounting firm, Marcum LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Management identified a deficiency related to the design effectiveness of the Company’s controls surrounding the safeguarding of assets. Specifically, the Company did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated with those systems. Although there were no material misstatements to the consolidated financial statements as of and for the year ended December 31, 2019, such deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and presents a material weakness in the Company’s internal control over financial reporting. As a result, management concluded that our internal control over financial reporting was not effective at December 31, 2019.
There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Remediation of Material Weakness in Internal Control Over Financial Reporting

Management has implemented measures designed to remediate the material weakness. The remediation actions include: (i) review and changes to system access, (ii) organization re-alignment to improve and ensure segregation of duties and (iii) implementation of additional manual and IT controls.

We believe that the above actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of this material weakness will be completed by June 30, 2020.

Changes in Internal Control Over Financial Reporting

Except for the material weakness identified during the fourth quarter, as of December 31, 2019, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On March 10, 2020, our Board of Directors authorized a new stock repurchase program, under which we may repurchase up to $5 million of our outstanding common stock. This new stock repurchase program is in addition to the approximately 66,000 shares available under our existing stock repurchase plan.
Under this new stock repurchase program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management. The repurchase program may be extended, suspended or discontinued at any time. We expect to finance the program from existing cash resources.
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2020 annual meeting of shareholders under the headings “Item 1 – Election of Directors and “Other Matters.”
In addition, the following table sets forth information regarding our current executive officers as of March 16, 2020:

Name	Age	Position
Patrick Goepel	57	Chief Executive Officer
Kelyn Brannon	61	Chief Financial Officer
Eyal Goldstein	44	Chief Revenue Officer
Rhonda Parouty	45	Chief Operating Officer
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
Eyal Goldstein joined Asure as Chief Revenue Officer in December 2016. Prior to joining Asure, Mr. Goldstein served as Chief Revenue Officer of Insight Venture Partner’s FilmTrack, a global rights management platform, from 2013-2016. He previously served as Executive Vice President of DAZ Systems, prior to DAZ he was Regional Vice President at Oracle Corp. and served as Vice President at Ceridian Corporation. Mr. Goldstein earned a Bachelor’s degree in English from the University of Nevada, Las Vegas.
Rhonda Parouty joined Asure as Chief Operating Officer in January 2019. Prior to joining Asure, Ms. Parouty was an advisor to various start-ups, including Trivie, Inc. and ZenYala. From 2016 to 2017, Ms. Parouty served as Executive Vice President, Channel Management & Consumer Brands at BrandMuscle, a global leader in precision local marketing solutions. From 2007 until 2016, Ms. Parouty held various positions with HP Software, including as Head of Revenue, Global Business Development & Strategy Director (2014-2016); Global Business Strategy & Operations Director (2012-2014); and Global Application Owner & Consulting Services Leader (2007-2012).

ITEM 11.    EXECUTIVE COMPENSATION
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2020 annual meeting of shareholders under the headings “Executive Compensation,” “Equity Compensation Plan Information” and “Non-Employee Director Compensation Table.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2020 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2020 annual meeting of shareholders under the heading “Approval of Transactions with Related Parties.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement foe our 2020 annual meeting of shareholders under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
All schedules for which provision is made in the applicable account regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.
(b) Exhibits

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Asset and Equity Purchase Agreement, dated as of October 7, 2019, between Asure Software, Inc., FM Systems Group, LLC and FMS Bidco UK Limited**(15)
3.1	Restated Certificate of Incorporation (2)
3.2	Third Amended and Restated Bylaws (12)
4.1	Specimen Certificate for the Common Stock (4)
4.2	Second Amended and Restated Rights Agreement, dated as of April 17, 2019 between Asure Software, Inc. and American Stock Transfer & Trust Company (5)
4.3	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (1)
4.4†	Stock Option Agreement for Patrick Goepel (1)
4.5	Subordinated Promissory Note in the principal amount of $450,000 dated April 1, 2018 between Asure Software Inc. and Wells Fargo Bank. N.A. (13)
4.6	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1†	2009 Equity Plan, amended as of June 26, 2012 (6)
10.2†	Amendment No. 3 to 2009 Equity Plan (6)
10.3†	Form of Option Agreement under the 2009 Equity Plan (6)
10.4†	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (7)
10.5†	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (1)
10.6	Intentionally omitted
10.7	Intentionally omitted
10.8	Intentionally omitted
10.9	Intentionally omitted
10.1	Intentionally omitted

10.11
Third Amended Restated Credit Agreement dated as of December 31, 2019, by the lenders identified by the Signature Pages thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Asure Software, Inc. (8)

10.12	Intentionally omitted
10.13	Intentionally omitted
10.14	Intentionally omitted
10.15†	Employee Stock Purchase Plan (9)
10.16	Intentionally omitted
10.17	Intentionally omitted
10.18	Intentionally omitted
10.19	Intentionally omitted
10.2	Intentionally omitted
10.21†	Amendment No. 4 to the 2009 Equity Plan (10)
10.23†	Form of Indemnification Agreement (11)
10.24†	Executive Change in Control Severance Plan (11)
10.25	Purchase Agreement, dated as of April 1, 2018, between Asure Software, Inc. and Wells Fargo Bank, N.A. (13)
10.26	Intentionally omitted
10.27	Asure Software, Inc. 2018 Incentive Award Plan, as amended on March 29, 2019 (14)
10.28	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan (14)
10.29	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan (14)
10.3	Transition Services Agreement, dated as of December 2, 2019, between Asure Software, Inc. and FM Systems Group, LLC (16)
14	Code of Business Conduct and Ethics (3)
21	Subsidiaries of the Company*
23.1	Consent of Marcum LLP*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*
101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K
*	Filed herewith
**	Schedules and similar attachments to the agreement has been omitted pursuant to Item 601(b)(2) of Regulation S-K.
(1) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.
(2) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed with the SEC on May 11, 2017.
(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2012.

(4) Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 13, 2012.
(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2019.
(6) Incorporated by reference to the Company’s 2013 Proxy Statement filed with the SEC on April 30, 2013.
(7) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on September 28, 2009.
(8) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2020.
(9) Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-215097) filed with the SEC on December 14, 2016.
(10) Incorporated by reference to the Company’s Proxy Statement filed with the SEC on April 21, 2017.
(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2017.
(12) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018 filed with the SEC on November 9, 2018.
(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018.
(14) Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-230967) filed with the SEC on April 19, 2019.
(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2019.
(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2019.

Index to Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Asure Software, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asure Software, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016

Costa Mesa, California
March 16, 2020

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,826	$15,444
Accounts and note receivable, net of allowance for doubtful accounts of $904 and $511 at December 31, 2019 and December 31, 2018, respectively	4,808	5,102
Inventory	656	1,169
Prepaid expenses and other current assets	12,218	2,261
Current assets of discontinued operations	—	13,733
Total current assets before funds held for clients	46,508	37,709
Funds held for clients	137,935	122,206
Total current assets	184,443	159,915
Property and equipment, net	7,867	6,434
Goodwill	68,697	99,108
Intangible assets, net	63,850	72,248
Operating lease assets, net	6,963	—
Other assets	3,224	2,338
Long-term assets of discontinued operations	—	21,057
Total assets	$335,044	$361,100
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$2,571	$4,733
Accounts payable	1,736	2,945
Accrued compensation and benefits	3,424	2,281
Operating lease liabilities, current	1,575	—
Other accrued liabilities	6,556	1,105
Deferred revenue	5,500	2,887
Current liabilities of discontinued operations	—	11,351
Total current liabilities before client fund obligations	21,362	25,302
Client fund obligations	145,227	123,170
Total current liabilities	166,589	148,472
Long-term liabilities:
Deferred revenue	322	834
Deferred tax liability	336	869
Notes payable, net of current portion and debt issuance cost	24,142	106,634
Operating lease liabilities, noncurrent	5,937	—
Other liabilities	139	439
Long-term liabilities of discontinued operations	—	1,334
Total long-term liabilities	30,876	110,110
Total liabilities	197,465	258,582
Commitments and Contingencies (Notes 2 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 22,000 and 22,000 shares authorized; 16,098 and 15,666 shares issued, 15,714 and 15,282 shares outstanding at December 31, 2019 and December 31, 2018, respectively	161	157
Treasury stock at cost, 384 shares at December 31, 2019 and December 31, 2018	(5,017)	(5,017)
Additional paid-in capital	396,102	391,927
Accumulated deficit	(253,642)	(283,643)
Accumulated other comprehensive loss	(25)	(906)
Total stockholders’ equity	137,579	102,518
Total liabilities and stockholders’ equity	$335,044	$361,100
The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

	Years Ended December 31
	2019	2018
Revenue:
Recurring	$70,066	$58,890
Professional services, hardware and other	3,084	4,736
Total revenue	73,150	63,626
Cost of sales	29,836	24,122
Gross profit	43,314	39,504
Operating expenses
Selling, general and administrative	42,093	36,765
Research and development	5,351	5,998
Amortization of intangible assets	11,765	7,481
Impairment of goodwill	35,060	—
Total operating expenses	94,269	50,244
Loss from operations	(50,955)	(10,740)
Interest expense and other, net	(15,447)	(8,615)
Loss from continuing operations before income taxes	(66,402)	(19,355)
Income tax benefit	(24,111)	(7,982)
Loss from continuing operations	(42,291)	(11,373)
Discontinued operations (Note 12)
Gain on disposal of discontinued operations	94,293	—
Income from operations of discontinued operations	3,498	4,578
Income tax expense	(25,499)	(753)
Gain on discontinued operations, net of taxes	72,292	3,825
Net income (loss)	30,001	(7,548)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	6	(101)
Foreign currency translation loss	(597)	(742)
Comprehensive income (loss)	$29,410	$(8,391)

Basic and diluted loss per share from continuing operations
Basic	$(2.73)	$(0.81)
Diluted	$(2.73)	$(0.81)
Basic and diluted net income (loss) per share
Basic	$1.93	$(0.54)
Diluted	$1.93	$(0.54)
Weighted average basic and diluted shares
Basic	15,511,000	14,010,000
Diluted	15,511,000	14,010,000
The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2017	12,492	$129	$(5,017)	$346,322	$(277,597)	$(63)	$63,774
Retrospective adoption of Topic 606	—	—	—	—	1,502	—	1,502
Share based compensation	—	—	—	1,687	—	—	1,687
Stock issued upon option exercise	28	—	—	156	—	—	156
Stock issued, net of issuance cost	2,762	28	—	43,762	—	—	43,790
Net loss	—	—	—	—	(7,548)	—	(7,548)
Other comprehensive income	—	—	—	—	—	(843)	(843)
BALANCE AT DECEMBER 31, 2018	15,282	157	(5,017)	391,927	(283,643)	(906)	102,518
Stock issued upon option exercise and vesting of restricted stock units	204	2	—	846	—		848
Stock issued under the employee stock purchase plan	105	1	—	507	—	—	508
Stock issued upon acquisition	123	1	—	554	—	—	555
Share based compensation	—	—	—	2,268	—		2,268
Net income	—	—	—	—	30,001	—	30,001
Disposal of discontinued operations	—	—	—	—	—	1,472	1,472
Other comprehensive income	—	—	—	—	—	(591)	(591)
BALANCE AT DECEMBER 31, 2019	15,714	$161	$(5,017)	$396,102	$(253,642)	$(25)	$137,579
The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31
	2019	2018
Cash flows from operating activities:
Net income (loss)	$30,001	$(7,548)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	18,165	12,927
Impairment of goodwill	35,060	—
Amortization of debt financing costs and discount	1,462	1,451
Release of contingent consideration	—	(489)
Provision for doubtful accounts	446	504
Benefit from deferred income taxes	(1,193)	(7,083)
Loss (gain) on extinguishment of debt	2,808	(479)
Gain on sale of discontinued operations	(94,293)	—
Share-based compensation	2,268	1,687
Loss on disposals of fixed assets	62	53
Changes in operating assets and liabilities:
Accounts receivable	(1,446)	(1,719)
Inventory	(1,581)	(2,948)
Prepaid expenses and other assets	554	(1,437)
Accounts payable	(3,174)	1,595
Accrued expenses and other long-term obligations	5,649	(2,410)
Operating lease liabilities	(900)	—
Deferred revenue	5,662	(1,233)
Net cash used in operating activities	(450)	(7,129)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	118,206	—
Acquisitions, net of cash acquired	(7,443)	(66,984)
Purchases of property and equipment	(1,017)	(1,898)
Software capitalization costs	(3,824)	(3,896)
Net change in funds held for clients	(8,980)	(34,450)
Net cash provided by (used in) investing activities	96,942	(107,228)
Cash flows from financing activities:
Proceeds from notes payable	28,636	36,750
Payments of notes payable	(118,421)	(7,105)
Proceeds from revolving line of credit	10,231	4,540
Payments of revolving line of credit	(10,312)	(4,540)
Debt financing fees	(1,539)	(1,693)
Payments of finance leases	(102)	(135)
Net proceeds from issuance of common stock	820	39,449
Net change in client fund obligations	7,692	34,522
Net cash provided by (used in) financing activities	(82,995)	101,788
Effect of foreign exchange rates	(115)	221
Net increase (decrease) in cash and cash equivalents	13,382	(12,348)
Cash and cash equivalents at beginning of period	15,444	27,792
Cash and cash equivalents at end of period	$28,826	$15,444
Supplemental information:
Cash paid for:
Interest	$8,897	$7,819
Income taxes	126	91
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	—	7,592
Equity issued in connection with acquisitions	555	4,493
The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 1 - THE COMPANY
Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) and, until its divestiture in December 2019, Workspace Management software solutions. Asure facilitates the growth of small and mid-sized companies by helping them (i) build better teams with skills that get them to the next level, (ii) stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, and (iii) allocate more resources to support growth rather than back-office overhead that suffocates growth. Asure’s HCM suite, named AsureHCM, includes cloud-based Payroll & Tax, Human Resources ("HR"), and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and additional offices in Alabama, California, Florida, Massachusetts, Michigan, Nebraska, New York, North Carolina, Tennessee, Vermont, Washington, and the United Kingdom.
In December 2019, we completed the sale of the assets of our Workspace Management business for an aggregate purchase price of approximately $121,500 in cash. The purchase price is subject to a working capital adjustment. For further information regarding the transaction, see Note 12 to the accompanying consolidated financial statements.
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
USE OF ESTIMATES
Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions the Company's management believes reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.
CONTINGENCIES
Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2019, we were not party to any pending legal proceedings.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash deposits and highly liquid investments with an original maturity of three months or less when purchased.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the consolidated balance sheets at the time that the Company impounds funds from clients.  The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client fund obligations as a current liability on the consolidated balance sheets totaling $145,227 and $123,170 as of December 31, 2019 and December 31, 2018, respectively.  The Company has classified funds held for clients as a current asset totaling $137,935 and $122,206 as of December 31, 2019 and 2018, respectively, since these funds are held solely for the purposes of satisfying client funds obligations.
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
INVENTORY
Inventory consists of finished goods and is stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. Inventory includes a full range of biometric and card recognition clocks that we sell as part of our AsureTime&Attendance solutions.  We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

PROPERTY AND EQUIPMENT
We record property and equipment, including software, furniture and equipment, at cost less accumulated depreciation. We record depreciation using the straight-line method over the estimated economic useful lives of the assets, which range from two to five years.  Property and equipment also includes leasehold improvements which we record at cost less accumulated amortization.  We record amortization of leasehold improvements using the straight-line method over the shorter of the lease term or over the life of the respective assets, as applicable. We recognize gains or losses related to retirements or disposition of fixed assets in the period incurred. We expense repair and maintenance costs as incurred. We periodically review the estimated economic useful lives of our property and equipment and make adjustments, if necessary, according to the latest information available.
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
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, by first assessing qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. On January 1, 2019, we early adopted Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Under ASU 2017-04, an impairment charge is based on the excess of a reporting unit's carrying amount over its fair value. In 2019, we recognized an impairment loss on goodwill. In 2018, there was no impairment of goodwill. See Notes 4 and 5 for additional information regarding goodwill.
We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists.  In 2019, we accelerated the amortization after a reassessment of the useful lives of certain trade names in relation to our rebranding efforts. We have not identified any other impairments of finite-lived intangible assets during any of the periods presented. See Note 5 for additional information regarding intangible assets.
ORIGINAL ISSUE DISCOUNTS
We recognize original issue discounts, when incurred on the issuance of debt, as a reduction of the current loan obligations that we amortize to interest expense over the life of the related indebtedness using the effective interest rate method. We record the amortization as interest expense – amortization of OID in the Consolidated Statements of Comprehensive Loss. At the time of any repurchases or retirements of related debt, we write off the remaining amount of net original issue discounts and include them in the calculation of gain or loss on extinguishment in the consolidated statements of comprehensive loss.
REVENUE RECOGNITION
On January 1, 2018, we adopted ASC Topic 606 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. There was no impact to revenue as a result of applying Topic 606 for the year ended December 31, 2018.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
SaaS arrangements and time-based software subscriptions typically have an initial term ranging from one to three years and are renewable on an annual basis.  A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Recurring revenue on the Consolidated Statement of Comprehensive Loss. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.
Hardware devices sold to customers are sold as either a standard product sell arrangement where title to the hardware passes to the customer or under a hardware-as-a-service (“HaaS”) arrangement where the title to the hardware remains with Asure.  Revenue allocated to hardware sold as a standard product are recognized on an output basis when title passes to the customer, typically the date we ship the hardware. Revenue allocated to hardware under a hardware-as-a-service (“HaaS”) arrangement are recognized on an output basis, recorded ratably as the service is provided over the non-cancellable term of the HaaS arrangement, typically one year.  Revenue recognized from hardware devices sold to customers via either of the two above types of arrangements are reported as Hardware revenue on the Consolidated Statement of Comprehensive Loss.
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
We recognize allocated revenue for maintenance/support on an output basis ratably over the non-cancellable term of the support agreement.  Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.  Revenue recognized from maintenance/support are reported as Recurring on the Consolidated Statement of Comprehensive Loss.
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
Deferred revenue includes amounts invoiced to customers in excess of revenue we recognize, and is comprised of deferred SaaS/software, HaaS, Maintenance and support, and Professional services revenue.  We recognize deferred revenue when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.
ADVERTISING COSTS
We expense advertising costs as we incur them.  Advertising expenses were $64 and $55 for 2019 and 2018, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

LEASE OBLIGATIONS
At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right-of-use underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date taking into consideration necessary adjustments for collateral, depending on the facts and circumstances of the lessee and the leased asset, and term to match the lease term. The operating lease asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Operating lease assets and liabilities as shown separately in our consolidated balance sheets.
Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term. Lease agreements that contain both lease and non-lease components are generally accounted for separately.
FOREIGN CURRENCY TRANSLATION
We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Accordingly, we translate the assets and liabilities of these foreign subsidiaries at current exchange rates at each balance sheet date. We record translation adjustments arising from the translation of net assets located outside of the United States into United States dollars in accumulated other comprehensive loss as a separate component of stockholders’ equity. We translate income and expenses from the foreign subsidiaries using monthly average exchange rates. We include net gains and losses resulting from foreign exchange transactions in other income and expenses, which were not significant in 2019 and 2018.
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
SHARE BASED COMPENSATION
We estimate the fair value of each award granted from our stock option plan at the date of grant using the Black-Scholes option pricing model. The fair value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of share-based awards that will ultimately vest requires judgment, and, to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We primarily consider historical experience when estimating expected forfeitures.
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and an operating lease asset representing its right to use the underlying asset for the lease term. Additional qualitative and quantitative disclosures are also required. We adopted the standard on January 1, 2019, utilizing the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. Upon adoption, we did not record an adjustment to our beginning accumulated deficit.
In addition, we adopted the following additional practical expedients available for implementation:
•An entity need not reassess whether any existing or expired contracts are or contain leases;
•An entity need not reassess lease classification for any existing or expired leases; and
•An entity need not reassess initial direct costs for any existing leases.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

We recognized operating lease liabilities of approximately $8,900 on January 1, 2019. A right-of-use asset of approximately $8,200 was recognized based on the lease liability, adjusted for the reclassification of deferred rent and lease incentive of approximately $700. The standard did not materially impact our operating results or liquidity upon adoption. The standard has no impact on the timing or classification of our cash flows as reported in the Condensed Consolidated Statement of Cash Flows. Our accounting for finance leases remained substantially unchanged. Disclosures related to this standard are included in Note 15.
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We recognized a goodwill impairment loss in 2019. Refer to Note 5.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (“the Tax Act”) to retained earnings. We adopted the standard effective January 1, 2019. The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.
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
The FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, in December 2019. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption will have on our financial position and results of operations.
NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS
At December 31, 2019 and 2018, $24,136 and $4,256, respectively, of funds held for clients were invested in available-for-sale securities consisting of government and commercial bonds, including mortgage backed securities. As of December 31, 2019 and 2018, we also had $48,500 and $0, respectively, of funds held for clients invested in money market funds and other cash equivalents. Additionally, as of December 31, 2018, we had $8,111 in money market funds classified as cash equivalents. Cash equivalents as of December 31, 2019 was not material.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Investments classified as available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2019:
Funds Held for Clients (2)
Certificates of deposit	$8,828	$11	$—	$8,839
Corporate debt securities	6,883	6	(9)	6,880
Municipal bonds	6,383	6	(7)	6,382
US Government agency securities	1,000	—	—	1,000
Asset-backed securities	1,067	—	(32)	1,035
Total	$24,161	$23	$(48)	$24,136

December 31, 2018:
Funds Held for Clients (2)
Corporate debt securities	$4,334	$21	$(99)	$4,256

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2019, there were 53 securities in an unrealized gain position and there were 18 securities in an unrealized loss position. These unrealized losses were less than $35 individually and $50 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At December 31, 2019 and 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet.

Expected maturities of available-for-sale securities as of December 31, 2019 are as follows:

One year or less	$6,414
After one year through five years	17,681
After five years through 10 years	—
After 10 years	41
$24,136

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

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, respectively:

		Fair Value Measure at December 31, 2019
	Total Carrying Value at December 31, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Funds held for clients
Money market funds	48,500	48,500	—	—
Available-for-sale securities	24,136	—	24,136	—
Total	$72,636	$48,500	$24,136	$—

		Fair Value Measure at December 31, 2018
	Total Carrying Value at December 31, 2018	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$8,111	$8,111	$—	$—
Funds held for clients
Available-for-sale securities	4,256	—	4,256	—
Total	$12,367	$8,111	$4,256	$—
Other Financial Assets and Liabilities
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current liabilities.  The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.
Our line of credit and notes payable, including current portion, as of December 31, 2019, had a carrying value of $26,713.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
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

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We recorded the transactions, with the exception of the Evolution Payroll portfolio purchase, using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $40,323 of intangible assets subject to amortization consist of $33,554 allocated to Customer Relationships, $2,100 for Developed Technology, $2,330 for Trade Names, and $330 for Noncompete Agreements.  To value the Trade Names, we employed the relief from royalty method under the market approach. For the Noncompete Agreements, we employed a form of the income approach which analyzes the Company’s profitability with these assets in place, in contrast to the Company’s profitability without them. For the Customer Relationships and Developed Technology, we employed a form of the excess earnings method, which is a form of the income approach. The discount rate used in valuing these assets ranged from 13.0% to 33.0%, which reflects the risk associated with the intangible assets related to the other assets and the overall business operations to us. We estimated the fair values of the Trade Names using the relief from royalty method based upon a 1.0% royalty rate.
We believe significant synergies are expected to arise from these strategic acquisitions. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be deductible for tax purposes.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

	Pay Systems	USA Payroll	Others	Total
Cash & cash equivalents	$764	$470	$643	$1,877
Accounts receivable	56	104	2,395	2,555
Fixed assets	121	98	428	647
Inventory	—	—	121	121
Other assets	100	5	995	1,100
Funds held for clients	10,976	20,439	14,013	45,428
Goodwill	9,606	12,644	11,966	34,216
Intangibles	7,240	17,643	15,440	40,323
Total assets acquired	$28,863	$51,403	$46,001	$126,267

Accounts payable	85	39	880	1,004
Deferred tax liability	1,364	3,622	2,036	7,022
Accrued other liabilities	946	376	2,335	3,657
Deferred revenue	—	—	1,289	1,289
Client fund obligations	11,962	20,439	14,000	46,401
Total liabilities assumed	14,357	24,476	20,540	59,373

Net assets acquired	$14,506	$26,927	$25,461	$66,894
The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

	Pay Systems	USA Payroll	Others	Total
Purchase price	$15,507	$27,504	$28,142	$71,153
Working capital adjustment	(940)	—	(557)	(1,497)
Adjustment to fair value of contingent liability	—	—	(1,761)	(1,761)
Adjustment to fair value of Asure’s stock	—	(287)	(7)	(294)
Debt discount	(61)	(290)	(356)	(707)
Fair value of net assets acquired	$14,506	$26,927	$25,461	$66,894
The purchase of the Evolution Payroll portfolio has been accounted for as an asset acquisition under the acquisition method of accounting. The amendments in ASU 2017-1 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business. Since the acquisition was determined to be an asset acquisition, the total value of the purchase consideration is allocated to the asset acquired. Management assessed the fair value of the promissory note and cash consideration as of April 1, 2018, which was as follows:

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

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of April 1, 2018, the third party expert determined the value of the contingent consideration for the acquisition was $489 based on a Monte Carlo simulation model for fiscal 2017 to 2019. We released the liability for the contingent consideration in 2018, and recorded a gain of $489 to Other Income in the accompanying consolidated statement of operations.
Unaudited Pro Forma Financial Information
The following unaudited summary of pro forma combined results of operations for the year ended December 31, 2018 gives effect to our 2018 business and asset acquisitions as if we had completed them on January 1, 2017. This pro forma summary does not reflect any operating efficiencies, cost savings or revenue enhancements that we may achieve by combining operations. In addition, we have not reflected certain non-recurring expenses, such as legal expenses and other transactions expenses for the first 12 months after the acquisition, in the pro forma summary. We present this pro forma summary for informational purposes only and it is not necessarily indicative of what our actual results of operations would have been had the acquisitions taken place as of January 1, 2017, nor is it indicative of future consolidated results of operations.

Year Ended December 31, 2018
Revenues	$74,062
Net income (loss)	$(9,937)
Net income (loss) per common share:
Basic and diluted	$(0.70)

Weighted average shares outstanding	14,121
We did not have material acquisitions in 2019.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
We accounted for our historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Our goodwill relates to acquisitions from 2011 through 2019.
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

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
During fiscal 2019, we determined that the estimated fair value of our HCM reporting unit was less than its carrying value. Therefore, we compared the carrying value of the reporting unit to its fair value in order to determine if an impairment exists. In addition to performing the income based approach discussed above we compared the market value of our common stock to our HCM reporting unit’s carrying value noting its carrying value exceeded market value. A non-cash, before-tax impairment charge of $35,060 was recognized to reduce the carrying amount of the goodwill to its estimated fair value as of December 31, 2019. There were no impairment indicators or triggering events during the previously reported quarters of 2019, the sale of our Workspace Management business in the fourth quarter led to an increase in the carrying value of the remaining business above its market value as of December 31, 2019.
We believe the estimates and assumptions utilized in our impairment testing are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing or subsequently impairing the carrying amount of goodwill and related intangible assets, we may need to record additional non-cash impairment charges in the future.
We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. In 2019, we disposed of certain trade names in relation to our rebranding efforts.
The following table summarizes the changes in our goodwill:

Balance at Balance at December 31, 2017	$67,301
Goodwill recognized upon acquisition	31,726
Adjustments to goodwill associated with acquisitions	81
Balance at December 31, 2018	99,108
Goodwill recognized upon acquisition	4,826
Adjustments to goodwill associated with acquisitions	(177)
Impairment loss	(35,060)
Balance at December 31, 2019	$68,697
The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2019 and 2018 are as follows:

Intangible Assets	Weighted Average Amortization Period (in Years)	2019
		Gross	Accumulated Amortization	Net
Developed Technology	6.0	$10,001	$(6,004)	$3,997
Customer Relationships	8.9	78,558	(19,757)	58,801
Reseller Relationships	7.0	853	(853)	—
Trade Names	3.0	780	(78)	702
Noncompete Agreements	5.2	1,032	(682)	350
	8.5	$91,224	$(27,374)	$63,850

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Intangible Assets	Weighted Average Amortization Period (in Years)	2018
		Gross	Accumulated Amortization	Net
Developed Technology	6.0	$10,001	$(4,234)	$5,767
Customer Relationships	9.0	73,358	(10,922)	62,436
Reseller Relationships	7.0	853	(853)	—
Trade Names	13.3	3,988	(524)	3,464
Noncompete Agreements	5.2	1,032	(451)	581
	8.3	$89,232	$(16,984)	$72,248
We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses were $11,765 and $7,481 for 2019 and 2018, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $1,994 and $1,607 for 2019 and 2018, respectively.
The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2019

Year Ending
2020	$10,449
2021	10,097
2022	9,563
2023	8,672
2024	8,445
Thereafter	16,624
Total	$63,850
NOTE 6 - NOTES PAYABLE
The following table summarizes our outstanding debt as of December 31, 2019 and 2018:

	Maturity	Stated Interest Rate	2019	2018
Subordinated Notes Payable- acquisitions	10/1/2019 - 7/1/2021	2.00% - 3.50%	$7,185	$10,327
Term Loan - Wells Fargo term loan	12/31/2024	8.00%	20,000	—
Term Loan - Wells Fargo Syndicate Partner	5/25/2022	10.55%	—	52,106
Term Loan - Wells Fargo	5/25/2022	5.55%	—	52,106
Total Notes Payable			$27,185	$114,539
Short-term notes payable			$2,696	$5,864
Long-term notes payable			$24,489	$108,675
The following table summarizes the debt issuance costs as of December 31, 2019 and 2018:

	December 31, 2019
	Gross Notes Payable	Debt Issuance Costs	Net Notes Payable
Notes payable, current portion	$2,696	$(125)	$2,571
Notes payable, net of current portion	24,489	(347)	24,142
Total Notes Payable	$27,185	$(472)	$26,713

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

	December 31, 2018
	Gross Notes Payable	Debt Issuance Costs	Net Notes Payable
Notes payable, current portion	$5,864	$(1,131)	$4,733
Notes payable, net of current portion	108,675	(2,041)	106,634
Total Notes Payable	$114,539	$(3,172)	$111,367
We used a portion of the proceeds from the sale of the Workspace Management business to repay our notes payable. In connection with the payment of our debt, we recorded a loss on extinguishment of debt of $2,808, which is included in interest expense and other, net in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019.
The following table summarizes the future gross principal payments related to our outstanding debt as of December 31, 2019:

Year Ending
2020	$2,696
2021	5,489
2022	1,000
2023	1,000
2024	17,000
Gross Notes Payable	$27,185
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
Third Amended and Restated Credit Agreement
In December 2019, we entered into a third amended and restated credit agreement (the “Third Restated Credit Agreement”) with Wells Fargo Bank, as agent and lender, amending and restating the terms of the Second Amended and Restated Credit Agreement dated as of March 2018.
The Third Restated Credit Agreement provides for $20,000 in term loans and a $10,000 revolver.
The Third Restated Credit Agreement amends the applicable margin rates for determining the interest rate payable on the loans as follows:

Leverage Ratio	Applicable Margin Relative to Base Rate Loans	Applicable Margin Relative to LIBOR Rate Loans
< 2.00:1.00	2.25% percentage points	3.25% percentage points
≤ 3.00:1.00, and ≥ 2.00:1.00	2.75% percentage points	3.75% percentage points
≥ 3.00:1.00	3.25% percentage points	4.25% percentage points

The outstanding principal amount of the term loan is payable as follows:

•	$125 beginning on March 31, 2020 and the last day of each fiscal quarter thereafter through and including December 31, 2021; and

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

•	$250 beginning on March 31, 2022 and the last day of each fiscal quarter thereafter.

The outstanding principal balance and all accrued and unpaid interest on the term loans is due on December 31, 2024.

The Third Restated Credit Agreement also:

•
adds a covenant that requires that we achieve EBITDA of at least $3,750 for the three months ended March 31, 2020, $4,850 for the six months ended June 30, 2020 and $5,950 for the nine months ended September 30, 2020, which covenant is in lieu of a leverage covenant calculated at March 31, 2020, June 30, 2020 and September 30, 2020;

•
amends our leverage ratio covenant to decrease the maximum ratio to 3.50:1.00 at December 31, 2020, 3.25:1.00 at March 31, 2021 and June 30, 2021 and 2.50:1.00 at September 30, 2021 and each quarter-end thereafter; and

•
amends our fixed charge coverage ratio to be no less than 1.00:1.00 at March 31, 2020, and each quarter end thereafter through and including December 31, 2021, 1.50:1.00 at March 31, 2022, 1.60:1.00 at June 30, 2022, and 2.00:1:00 at September 30, 2022 and each quarter end thereafter.

As of December 31, 2019 and December 31, 2018, no amount was outstanding and $10,000 and $5,000, respectively, was available for borrowing under the revolver.
As of December 31, 2019, compliance with certain financial covenants was not yet required under the Third Restated Credit Agreement and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.
NOTE 7 - PROPERTY AND EQUIPMENT
Property and equipment and related depreciable useful lives as of December 31, 2019 and 2018 are composed of the following:

	2019	2018
Furniture and equipment: 2-5 years	$7,851	$5,922
Software development costs	7,529	4,773
Software: 3-5 years	3,970	6,037
Leasehold improvements: shorter of the lease term or life of the improvement	1,221	2,118
Internal support equipment: 2-4 years	—	696
Finance leases: lease term or life of the asset	—	178
Total property and equipment	20,571	19,724
Less accumulated depreciation and amortization	(12,704)	(13,290)
Property and equipment, net	$7,867	$6,434
We record the amortization of our finance leases as depreciation expense on our Consolidated Statements of Comprehensive Loss. Depreciation and amortization expenses relating to property and equipment were approximately $2,370 and $2,181 for 2019 and 2018, respectively.
We acquired software development costs from prior acquisitions and we continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”). We follow the guidance of ASC 350-40, Intangibles- Goodwill and Other- Internal Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the years ended December 31, 2019 and 2018, we capitalized $2,756 and $2,711 of software development costs, respectively.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 8 - CERTAIN BALANCE SHEET ACCOUNTS
Prepaid expenses and other current assets as of December 31, 2019 and 2018 consist of the following:

	2019	2018
Non-trade receivables related to custodial funds	$7,785	$—
Receivable from sale of Workspace Management	1,685	—
Prepaid expenses	1,454	1,590
Other current assets	1,294	671
	$12,218	$2,261
Other accrued liabilities as of December 31, 2019 and 2018 consist of the following:

	2019	2018
Income taxes payable	$2,608	$—
Accrued expenses and other	3,948	1,105
	$6,556	$1,105

NOTE 9 - STOCKHOLDERS’ EQUITY
SHELF REGISTRATION
In April 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $175,000 (which includes approximately $60,000 of unsold securities that were previously registered on our currently effective registration statements). The shelf registration statement relating to these securities became effective on April 16, 2018. As of December 31, 2019, there is $133,438 remaining available under the shelf registration statement.
In June 2018, we completed an underwritten public offering in which we sold an aggregate of 2,375,000 shares of our common stock at a public offering price of $17.50 per share. We realized net proceeds of approximately $38,900 after deducting underwriting discounts and estimated offering expenses.
SHARE REPURCHASE PROGRAM
Pursuant to our stock repurchase plan, we may repurchase up to 450,000 shares of our common stock.  We have repurchased a total of 384,000 shares for approximately $5,000 over the life of the plan.  Management will periodically assess repurchasing additional shares, depending on our cash position, market conditions, financial covenants and other factors.  While the program remains in place, we did not repurchase any shares during 2019 or 2018.
STOCK AND STOCK OPTION PLANS
We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, is intended to replace our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of our board, are eligible to receive awards under the 2018 Plan. The 2018 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance bonus awards, performance stock unit awards, other stock or cash-based awards and dividend equivalents to eligible individuals. We generally grant stock options with exercise prices equal to the fair market value at the time of grant.  The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with the date of grant.
The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 750,000 shares, (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are cancelled

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

or otherwise terminate following the effective date of the 2019 Plan. In May 2019, our shareholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance by 600,000 shares. We have 1,756,000 options and RSUs granted and outstanding pursuant to the 2019 Plan as of December 31, 2019.
In December 2019, we offered to exchange certain outstanding options to purchase shares of our common stock previously granted under the 2009 Plan and the 2018 Plan that have an exercise price per share higher than the greater of $8.50 or the closing trading price of our common stock on the offer expiration date (“eligible options”) for new RSUs to be granted under the 2018 Plan. The offer exchange program was approved by our board of directors and by our shareholders earlier in 2019. Under the offer exchange program, every 2.5 shares underlying an eligible option would be exchanged for one new RSU. Upon expiration of the exchange offer in January 2020, we granted 187,000 RSUs in exchange for the cancellation of options to purchase 467,500 shares that were tendered by employees who participated in the offer exchange program.
We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.
Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $1,990 and $1,565 for 2019 and 2018, respectively.
The following table summarizes the weighted average assumptions used to develop their fair value for the year ending December 31, 2019 and 2018:

	2019	2018
Grant date fair value	$2.65	$6.41
Risk-free interest rate	1.25%	2.81%
Expected volatility	44%	45%
Expected life in years	3.50	4.00
Dividend yield	—	—
As of December 31, 2019, we reserved shares of common stock for future issuance as follows:

Options and RSUs outstanding	1,756,000
Shares available for future grant	387,000
Shares reserved	2,143,000
The following table summarizes activity related to options during the year ended December 31, 2019.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	1,494,000	$10.99
Granted	721,000	6.50
Exercised	(143,000)	5.65
Canceled	(387,000)	10.17
Outstanding at the end of the year	1,685,000	$9.71	3.1	$1,336
Vested and expected to vest	1,424,000	$9.83	3.0	$1,052
Exercisable	769,000	$10.43	2.2	$350
The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $356 and $276, respectively. As of December 31, 2019, total compensation cost not yet recognized related to nonvested share options was $2,180, which is expected to be recognized over a weighted average period of 2.2 years.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

The following table summarizes activity related to RSUs during the year ended December 31, 2019.

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at the beginning of the year	145,000	$13.73
Granted	29,000	6.88
Released	(61,000)	13.01
Forfeited	(42,000)	13.85
Outstanding at the end of the year	71,000	$11.52
The total fair value of RSUs vested during the years ended December 31, 2019 and 2018 was $430 and $22, respectively. As of December 31, 2019, total compensation cost not yet recognized related to nonvested share options was $540, which is expected to be recognized over a weighted average period of 1.8 years.
NOTE 10 - EMPLOYEE BENEFIT PLANS
401(K) SAVINGS PLAN
We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $814 and $490 in 2019 and 2018, respectively.
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
NOTE 11 - CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION
Receivables
Receivables from contracts with customers, net of allowance for doubtful accounts of $904 were $4,808 at December 31, 2019.  Receivables from contracts with customers, net of allowance for doubtful accounts of $511, were $5,102 at December 31, 2018
Deferred Commissions
Deferred commissions costs from contracts with customers were $2,697 and $1,946 at December 31, 2019 and December 31, 2018, respectively.  The amount of amortization recognized during the December 31, 2019 and 2018 period was $1,398 and $732, respectively.
Deferred Revenue
Revenue of $3,011 was recognized during the year ended December 31, 2019 that was included in the deferred revenue balance at the beginning of the period
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2019, approximately $29,432 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 56% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Revenue Concentration
During 2019 and 2018, there were no customers who individually represented 10% or more of consolidated revenue.
NOTE 12 - DISCONTINUED OPERATIONS
In December 2019, we sold our Workspace Management business to FM:Systems for approximately $121,500 in cash, of which $1,685 is held in escrow and is included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2019. This transaction enables us to focus on and continue to deliver its HCM solutions to small and mid-size businesses.
The table below reflects the operating results of the Workspace Management business reported as discontinued operations:

	Years Ended December 31
	2019	2018
Revenue	$24,619	$25,326

Income from discontinued operations	$3,498	$4,578
Gain on sale of discontinued operations	94,293	—
Income tax expense	(25,499)	(753)
Income from discontinued operations, net of taxes	$72,292	$3,825
The table below shows the carrying amounts of major classes of assets and liabilities of the discontinued operations presented separately in the consolidated balance sheet as of December 31, 2018:

Accounts receivable, net	$10,926
Other current assets	2,807
Property and equipment, net	2,514
Goodwill	12,279
Intangible assets, net	4,512
Other assets	1,752
Total assets	$34,790

Accounts payable	$717
Accrued liabilities and other current liabilities	10,634
Other long-term liabilities	1,334
Total liabilities	$12,685
The table below reflects the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the Workspace Management business reported as discontinued operations:

	Years Ended December 31
	2019	2018
Depreciation and amortization	$1,060	$1,905
Provision for doubtful accounts	(87)	1,908
Share based compensation	278	122
Capital expenditures	(417)	(480)
Software capitalization	(1,083)	(822)
Gain on sale of discontinued operations	(94,293)	—

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 13 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31, 2019 and 2018.

	2019	2018
Numerator:
Loss from continuing operations	$(42,291)	$(11,373)
Income from discontinued operations	72,292	3,825
Net income (loss)	$30,001	$(7,548)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	15,511,000	14,010,000

Basic and diluted income (loss) per share
Loss per share from continuing operations	$(2.73)	$(0.81)
Income per share from discontinued operations	4.66	0.27
Income (loss) per share	$1.93	$(0.54)
We have excluded stock options to acquire 1,756,000 and 1,639,000 shares for 2019 and 2018, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.
NOTE 14 - INCOME TAXES
The components of pre-tax loss from continuing operations for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Domestic	$(66,402)	$(19,355)
Foreign	—	—
Total	$(66,402)	$(19,355)
The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Current:
Federal	$(21,697)	$(640)
State	(1,899)	(91)
Foreign	42	9
Total current	(23,554)	(722)

Deferred:
Federal	(210)	(5,702)
State	(347)	(1,558)
Foreign	—	—
Total deferred	(557)	(7,260)
	$(24,111)	$(7,982)

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating losses	$8,004	$24,330
Research and development credit carryforwards	3,104	5,147
Minimum tax credit carryforwards	31	123
Disallowed interest expense carryforwards	—	1,909
Stock compensation	168	107
Deferred revenue	588	276
Fixed assets	—	14
Accrued expenses	349	359
Lease liabilities	1,905	—
Goodwill	2,132	—
Other	347	525
	16,628	32,790
Valuation allowance	(5,204)	(20,053)
Net deferred tax assets	11,424	12,737

Deferred tax liabilities:
Acquired intangibles	(7,828)	(10,460)
Fixed assets	(125)	—
Capitalized software	(1,353)	(1,001)
Deferred commission	(698)	(496)
Right-of-use asset	(1,756)	—
Goodwill	—	(1,649)
	(11,760)	(13,606)
Net deferred liabilities	$(336)	$(869)
At December 31, 2019, we had federal net operating loss carryforwards of approximately $33,700, research and development credit carryforwards of approximately $3,739 and alternative minimum tax credit carryforwards of approximately $31. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2020 through 2038, if not utilized. Approximately $4,500 of the net operating loss carryforwards carry forward indefinitely, but can only offset up to 80% of taxable income. Minimum tax credit carryforwards carry forward indefinitely.
As a result of various acquisitions by us in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.
Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of jurisdictions in which we have net deferred tax liabilities. During the year ended December 31, 2019, the valuation allowance decreased by approximately $14,849 due primarily to operations and acquisitions.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Our provision for income taxes attributable to continuing operations for the years ended December 31, 2019 and 2018 differ from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2019	2018
Computed at statutory rate	$(13,944)	$(4,065)
State taxes, net of federal benefit	(1,901)	(641)
Permanent items and other	992	341
Credit carryforwards	2,014	(478)
Foreign income taxed at different rates	22	—
Goodwill impairment	3,907	—
Change in tax carryforwards not benefitted	(352)	5,778
Change in valuation allowance	(14,849)	(8,917)
	$(24,111)	$(7,982)
Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2019. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2017	$1,174
Additions based on tax positions related to the current year	246
Additions for tax positions of prior years	15
Reductions for tax positions of prior years	—
Balance at December 31, 2018	$1,435
Additions based on tax positions related to the current year	106
Additions for tax positions of prior years	59
Reductions for tax positions of prior years	(744)
Balance at December 31, 2019	$856
As of December 31, 2019, we had $856 of unrecognized tax benefits, which would affect the effective tax rate if recognized. Our assessment of our unrecognized tax benefits is subject to change as a function of our financial statement audit.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2019, we recognized $0 of interest and penalties in our income tax expense.
We file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. We are subject to U.S. federal income tax examinations for years ending on or after December 31, 2016 and are subject to state and local or foreign income tax examinations by tax authorities for years ending on or after December 31, 2015. We are not currently under audit for federal, state or any foreign jurisdictions.
NOTE 15 - LEASES

We have entered into office space lease agreements, which qualify as operating leases under Topic 842. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

We record base rent expense under the straight-line method over the term of the lease. In the accompanying consolidated statements of comprehensive income (loss), rent expense is included in operating expenses under selling, general and administrative expenses. The components of the rent expense for the year ended December 31, 2019 were as follows:

Operating lease cost	$2,243
Sublease income	(160)
Net rent expense	2,083

As of December 31, 2019, we had lease liabilities of $7,512, of which $1,575 is presented as a current liability, and ROU assets of $6,963 on the accompanying consolidated balance sheet. For purposes of calculating the ROU assets and lease liabilities for such leases, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. Our incremental borrowing rate of 9% is estimated to approximate our interest rate on a collateralized basis with similar terms and payments, using a portfolio approach. The weighted average remaining lease term of leases with a lease liability as of December 31, 2019 is 6 years.

Supplemental cash flow information related to operating leases for the year ended December 31, 2019 follow:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,289
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$8,615

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

Total Operating Leases
2020	$2,187
2021	2,074
2022	1,548
2023	845
2024	716
Thereafter	2,398
Total minimum lease payments	9,768
Less imputed interest	(2,256)
Total lease liabilities	$7,512
NOTE 16 - SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2019, and events which occurred subsequent to December 31, 2019 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements, except as disclosed in Note 9 and below.
On March 10, 2020, our Board of Directors authorized a new stock repurchase program, under which we may repurchase up to $5,000 of our outstanding common stock. This new stock repurchase program is in addition to the approximately 66,000 shares available under our existing stock repurchase plan.
Under this new stock repurchase program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management. The repurchase program may be extended, suspended or discontinued at any time. We expect to finance the program from existing cash resources.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 16, 2020	By	/s/ PATRICK GOEPEL
Patrick Goepel Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2020
Patrick Goepel

/s/ KELYN BRANNON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
Kelyn Brannon

/s/ DAVID SANDBERG	Chairman of the Board	March 16, 2020
David Sandberg

/s/ DANIEL GILL	Director	March 16, 2020
Daniel Gill

/s/ CHARLES LATHROP, JR.	Director	March 16, 2020
Charles Lathrop, Jr.

/s/ BRADFORD OBERWAGER	Director	March 16, 2020
Bradford Oberwager

/s/ J. RANDALL WATERFIELD	Director	March 16, 2020
J. Randall Waterfield