Form 10-Q
period 2020-03-31
ASURE SOFTWARE INC
filed 2020-05-11
CIK 884144

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 1-34522

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

As of May 4, 2020, 15,745,255 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,780	$28,826
Accounts receivable, net of allowance for doubtful accounts of $986 and $904 at March 31, 2020 and December 31, 2019, respectively	4,900	4,808
Inventory	572	656
Prepaid expenses and other current assets	6,829	12,218
Total current assets before funds held for clients	33,081	46,508
Funds held for clients	116,433	137,935
Total current assets	149,514	184,443
Property and equipment, net	8,475	7,867
Goodwill	68,697	68,697
Intangible assets, net	63,223	63,850
Operating lease assets, net	6,578	6,963
Other assets, net	3,651	3,224
Total assets	$300,138	$335,044
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$2,816	$2,571
Accounts payable	755	1,736
Accrued compensation and benefits	3,220	3,424
Operating lease liabilities, current	1,553	1,575
Other accrued liabilities	5,685	6,556
Deferred revenue	3,526	5,500
Total current liabilities before client fund obligations	17,555	21,362
Client fund obligations	117,476	145,227
Total current liabilities	135,031	166,589
Long-term liabilities:
Deferred revenue	254	322
Deferred tax liability	344	336
Notes payable, net of current portion	22,461	24,142
Operating lease liabilities, noncurrent	5,554	5,937
Other liabilities	73	139
Total long-term liabilities	28,686	30,876
Total liabilities	163,717	197,465
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 22,000 and 22,000 shares authorized; 16,127 and 16,098 shares issued, 15,743 and 15,714 shares outstanding at March 31, 2020 and December 31, 2019, respectively	161	161
Treasury stock at cost, 384 shares at March 31, 2020 and December 31, 2019	(5,017)	(5,017)
Additional paid-in capital	396,646	396,102
Accumulated deficit	(255,409)	(253,642)
Accumulated other comprehensive income (loss)	40	(25)
Total stockholders’ equity	136,421	137,579
Total liabilities and stockholders’ equity	$300,138	$335,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Recurring	$18,436	$19,791
Professional services, hardware and other	511	619
Total revenue	18,947	20,410
Cost of Sales	7,840	6,254
Gross profit	11,107	14,156
Operating expenses:
Sales and marketing	3,575	2,705
General and administrative	6,453	8,189
Research and development	1,174	1,321
Amortization of intangible assets	2,349	2,418
Total operating expenses	13,551	14,633
Loss from operations	(2,444)	(477)
Interest expense and other, net	696	(2,714)
Loss from continuing operations before income taxes	(1,748)	(3,191)
Income tax expense	19	246
Loss from continuing operations	(1,767)	(3,437)
Discontinued operations
Income from operations of discontinued operations	-	601
Income tax expense	-	58
Gain on discontinued operations, net of taxes	-	543
Net loss	(1,767)	(2,894)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	65	(52)
Foreign currency translation gain (loss)	-	319
Comprehensive loss	$(1,702)	$(2,627)

Basic and diluted loss per share from continuing operations
Basic	$(0.11)	$(0.22)
Diluted	$(0.11)	$(0.22)
Basic and diluted loss per share
Basic	$(0.11)	$(0.19)
Diluted	$(0.11)	$(0.19)
Weighted average basic and diluted shares
Basic	15,727,000	15,405,000
Diluted	15,727,000	15,405,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	15,714	$161	$(5,017)	$396,102	$(253,642)	$(25)	$137,579
Stock issued upon option exercise and vesting of restricted stock units	29	-	-	106	-	-	106
Share based compensation	-	-	-	438	-	-	438
Net loss	-	-	-	-	(1,767)	-	(1,767)
Other comprehensive income	-	-	-	-	-	65	65
Balance at March 31, 2020	15,743	$161	$(5,017)	$396,646	$(255,409)	$40	$136,421

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	15,282	$157	$(5,017)	$391,927	$(283,643)	$(906)	$102,518
Stock issued upon acquisition	123	1	-	554	-	-	555
Share based compensation	-	-	-	611	-	-	611
Net loss	-	-	-	-	(2,894)	-	(2,894)
Other comprehensive income	-	-	-	-	-	267	267
Balance at March 31, 2019	15,405	$158	$(5,017)	$393,092	$(286,537)	$(639)	$101,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,767)	$(2,894)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3,516	3,993
Amortization of operating lease assets	386	386
Amortization of debt financing costs and discount	75	419
Provision for doubtful accounts	75	(318)
Benefit from deferred income taxes	8	216
Gain on modification of debt	(36)	-
Share-based compensation	438	611
Loss on disposals of fixed assets	-	6
Changes in operating assets and liabilities:
Accounts receivable	(462)	1,676
Inventory	84	(925)
Prepaid expenses and other assets	(900)	(966)
Accounts payable	(982)	2,052
Accrued expenses and other long-term obligations	(1,392)	1,010
Operating lease liabilities	(405)	(396)
Deferred revenue	(2,041)	(623)
Net cash provided by (used in) operating activities	(3,403)	4,247
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(7,495)
Acquisition of intangible asset	(1,823)	-
Purchases of property and equipment	(241)	(926)
Software capitalization costs	(844)	(1,027)
Net change in funds held for clients	27,714	12,761
Net cash provided by investing activities	24,806	3,313
Cash flows from financing activities:
Proceeds from notes payable	-	8,000
Payments of notes payable	(1,784)	(687)
Proceeds from revolving line of credit	-	283
Debt financing fees	(20)	(1,102)
Payments of finance leases	-	(34)
Net proceeds from issuance of common stock	106	-
Net change in client fund obligations	(27,751)	(12,862)
Net cash used in financing activities	(29,449)	(6,402)
Effect of foreign exchange rates	-	(11)
Net increase (decrease) in cash and cash equivalents	(8,046)	1,147
Cash and cash equivalents at beginning of period	28,826	15,444
Cash and cash equivalents at end of period	$20,780	$16,591
Supplemental information:
Cash paid for:
Interest	$99	$2,304
Income taxes	-	-
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	$-	$2,000
Equity issued in connection with acquisitions	-	555

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) and, until its divestiture in December 2019, Workspace Management software solutions. Asure facilitates the growth of small and mid-sized companies by helping them (i) build better teams with skills that get them to the next level, (ii) stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, and (iii) allocate more resources to support growth rather than back-office overhead that suffocates growth. Asure’s HCM suite, named AsureHCM, includes cloud-based Payroll & Tax, Human Resources ("HR"), and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We develop, market, sell and support our offerings in North America through our principal office in Austin, Texas and in our marketplaces located in Alabama, California, Colorado, Florida, Georgia, Iowa, Michigan, Nebraska, New York, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington.

In December 2019, we completed the sale of the assets of our Workspace Management business for an aggregate purchase price of approximately $121,500 in cash. We used the proceeds to pay down debt. The purchase price is subject to a working capital adjustment. For further information regarding the transaction, see Note 10 to the accompanying consolidated financial statements.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2020 and the results of operations, statements of changes in stockholders' equity and statements of cash flows for the three months ended March 31, 2020 and March 31, 2019.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our annual report on Form 10-K for the fiscal year ended December 31, 2019. The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments. The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

SIGNIFICANT RISKS AND UNCERTAINTIES

The COVID-19 pandemic has resulted in a global economic slowdown and disruptions that have and could continue to negatively impact our business. The pandemic and numerous measures implemented to contain the virus such as business shutdowns, shelter-in-place orders and travel bans and restrictions have caused businesses, especially small and medium sized businesses some of whom are our customers, to reduce headcount or cease operations as customer demand decreased. Given the economic slowdown and other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will be adversely affected in the future. Our business is impacted by employment levels as we have contracts that charge clients on a per-employee basis. In addition, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of customer subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies disclosure requirements related to fair value measurement.  We adopted the standard on January 1, 2020. The adoption of this standard did not have an impact on our financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted the standard on January 1, 2020 prospectively to all implementation costs incurred after the date of adoption. The effects of this standard on our financial position, results of operations and cash flows were not material.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance simplifies the accounting for modifying contracts that refer to LIBOR and other interbank offered rates. The guidance is effective upon issuance through December 31, 2022. We do not expect this guidance to be applicable to our Third Restated Credit Agreement (defined below in Note 5) since it contains a benchmark rate which will be applied to our outstanding notes as the LIBOR rate is phased out. To the extent we enter into modifications of agreements that are impacted by the LIBOR rate phase-out, we will apply such guidance to those contract modifications.

Standards Yet to Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As we are a smaller reporting company, ASU 2016-13 is effective for us beginning January 1, 2023. We are currently evaluating the impact, if any, the adoption will have on our financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption will have on our financial position and results of operations.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2020, we were not a party to any pending legal proceedings that are material to our business.

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

As of March 31, 2020 and December 31, 2019, funds held for clients invested in available-for-sale securities consisting of government and commercial bonds, including mortgage-backed securities, amounted to $26,885 and $24,136, respectively. As of March 31, 2020 and December 31, 2019, funds held for clients invested in money market funds and other cash equivalents amounted to $38,200 and $48,500, respectively. Additionally, as of March 31, 2020, we had $17,994 in money market funds, classified as cash equivalents. Cash equivalents as of December 31, 2019 were not material.

Investments classified as available-for-sale consisted of the following:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Funds Held for Clients (2)
Certificates of deposit	$10,236	$58	$(19)	$10,275
Corporate debt securities	8,981	20	(91)	8,910
Municipal bonds	6,629	70	-	6,699
US Government agency securities	500	2	-	502
Asset-backed securities	499	-	-	499
Total	$26,845	$150	$(110)	$26,885

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2019
Funds Held for Clients (2)
Certificates of deposit	$8,828	$11	$-	$8,839
Corporate debt securities	6,883	6	(9)	6,880
Municipal bonds	6,383	6	(7)	6,382
US Government agency securities	1,000	-	-	1,000
Asset-backed securities	1,067	-	(32)	1,035
Total	$24,161	$23	$(48)	$24,136

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of March 31, 2020 and December 31, 2019, there were 60 and 53 securities, respectively, in an unrealized gain position and there were 19 and 18 securities, respectively, in an unrealized loss position. As of March 31, 2020 and December 31, 2019, these unrealized losses were less than $35 individually and $111 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At March 31, 2020 and December 31, 2019, none of these securities were classified as cash and cash equivalents on the accompanying condensed consolidated balance sheets.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

Expected maturities of available-for-sale securities as of March 31, 2020 are as follows:

Expected Maturities	Amount

One year or less	$4,234
After one year through five years	22,651
After five years through 10 years	-
After 10 years	-
$26,885

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

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$17,994	$17,994	$-	$-
Funds held for clients
Money market funds	38,210	38,210	-	-
Available-for-sale securities	26,885	-	26,885	-
Total	$83,089	$56,204	$26,885	$-

	December 31, 2019
	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Funds held for clients
Money market funds	$48,500	$48,500	$-	$-
Available-for-sale securities	24,136	-	24,136	-
Total	$72,636	$48,500	$24,136	$-

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2020 and December 31, 2019, goodwill was $68,697, which is net of the $35,060 impairment loss recognized in the fourth quarter of 2019. There is no impairment of goodwill during the three months ended March 31, 2020.

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
Customer relationships	8.9	$80,710	$(22,004)	$58,706
Developed technology	6.0	10,001	(6,436)	3,565
Reseller relationships	7.0	853	(853)	-
Trade names	3.0	780	(136)	644
Noncompete agreements	5.2	1,032	(724)	308
	8.5	$93,376	$(30,153)	$63,223

	December 31, 2019
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
Customer relationships	8.9	$78,558	$(19,757)	$58,801
Developed technology	6.0	10,001	(6,004)	3,997
Reseller relationships	7.0	853	(853)	-
Trade names	3.0	780	(78)	702
Noncompete agreements	5.2	1,032	(682)	350
	8.5	$91,224	$(27,374)	$63,850

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses recorded in Operating Expenses were $2,349 and $2,418, for the three months ended March 31, 2020 and 2019, respectively. Amortization expenses recorded in Cost of Sales were $431 and $360 for the three months ended March 31, 2020 and 2019, respectively. There is no impairment of intangibles during the three months ended March 31, 2020.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of March 31, 2020:

Calendar Years	Amount
2020 (April to December)	$8,120
2021	10,548
2022	10,015
2023	8,889
2024	8,662
Thereafter	16,989
$63,223

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 5 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

	Maturity	Stated Interest Rate	March 31, 2020	December 31, 2019
Subordinated Notes Payable – acquisitions	10/1/2019 – 7/1/2021	2.00% - 3.00%	$5,813	$7,185
Term Loan – Wells Fargo Syndicate Partner	12/31/2024	4.75%	19,875	20,000
Total Notes Payable			$25,688	$27,185
Short-term Notes Payable			2,956	2,696
Long-term Notes Payable			$22,732	$24,489

The following table summarizes the debt issuance costs as of the dates indicated:

	March 31, 2020
	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
Notes payable, current portion	$2,956	$(140)	$2,816
Notes payable, net of current portion	22,732	(271)	22,461
Total	$25,688	$(411)	$25,277

	December 31, 2019
	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
Notes payable, current portion	$2,696	$(125)	$2,571
Notes payable, net of current portion	24,489	(347)	24,142
Total	$27,185	$(472)	$26,713

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2020:

Year Ending	Amount
2020	$912
2021	5,776
2022	1,000
2023	1,000
2024	17,000
Total	$25,688

Term Loan - Wells Fargo

In March 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders that are party thereto. The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions. In March 2014 and in connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets.

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

As of March 31, 2020 and December 31, 2019, no amount was outstanding and $9,500 and $10,000, respectively, was available for borrowing under the revolver. As of March 31, 2020, a letter of credit of $500 was outstanding under the revolver.

As of March 31, 2020, we were in compliance with all financial covenants and all payments were current.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 6 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

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

While the program remains in place, there had been no repurchases in 2020 and 2019.

Accumulated Other Comprehensive Income (Loss)

As of March 31, 2020 and December 31, 2019, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $986 were $4,900 at March 31, 2020.  Receivables from contracts with customers, net of allowance for doubtful accounts of $904 were $4,808 at December 31, 2019.

Deferred Commissions

Deferred commission costs from contracts with customers were $2,985 and $2,697 at March 31, 2020 and December 31, 2019, respectively. The amount of amortization recognized for the three months ended March 31, 2020 and 2019 was $249 and $225, respectively.

Deferred Revenue

During the three months ended March 31, 2020 and 2019, revenue of $2,704 and $1,583, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2020, approximately $32,323 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three months ended March 31, 2020 and 2019, there were no customers that individually represented 10% or more of consolidated revenue.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 8 – LEASES

We have entered into office space lease agreements, which qualify as operating leases under Topic 842. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record base rent expense under the straight-line method over the term of the lease. In the accompanying condensed consolidated statements of comprehensive loss, rent expense is included in operating expenses under selling, general and administrative expenses. The components of the rent expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$552	$579
Sublease income	(48)	(37)
Net rent expense	$504	$542

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 9%. The weighted average remaining lease term of leases with a lease liability as of March 31, 2020 and December 31, 2019 is 6 years.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2020 and 2019 follow:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$573	$588
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$-	$8,093

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

Year Ending December 31	Operating Leases
2020 (remainder)	$1,615
2021	2,074
2022	1,548
2023	845
2024	716
Thereafter	2,397
Total minimum lease payments	9,195
Less imputed interest	(2,088)
Total lease liabilities	$7,107

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 9 – SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan continues to govern any outstanding awards previously granted under the 2009 Plan.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 1,350,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have outstanding options to purchase 1,029,218 shares at a weighted exercise price of $8.25, of which options to purchase 63,000 shares at an exercise price of $5.96, vesting over a three-year period, were granted in the three months ended March 31, 2020. We also had 235,215 outstanding restricted stock units as of March 31, 2020.

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

As of March 31, 2020, we had 849,105 shares available for grant pursuant to the 2018 Plan.

Share based compensation for our stock option plans for the three months ended March 31, 2020 and March 31, 2019 was $438 and $502, respectively. We issued 19,317 shares and no shares of common stock related to exercises of stock options for the three months ended March 31, 2020 and 2019, respectively. We issued 9,944 and no shares of common stock related to the issuance of vested restricted stock units for the three months ended March 31, 2020 and 2019, respectively.

NOTE 10 – DISCONTINUED OPERATIONS

In December 2019, we sold our Workspace Management business to FM:Systems for approximately $121,500 in cash, of which $1,685 is held in escrow and is included in prepaid expenses and other current assets in the consolidated balance sheets as of March 31, 2020 and December 31, 2019. The purchase price is subject to a working capital adjustment. This transaction enables us to focus on and continue to deliver its HCM solutions to small and mid-size businesses.

The table below reflects the operating results of the Workspace Management business reported as discontinued operations during the three months ended March 31, 2019.

Three Months Ended March 31, 2019
Revenue	$6,350

Income from discontinued operations	$601
Income tax expense	58
Income from discontinued operations, net of taxes	$659

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The table below reflects the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the Workspace Management business reported as discontinued operations during the three months ended March 31, 2019:

Depreciation and amortization	$629
Provision for doubtful accounts	(142)
Share based compensation	107
Capital expenditures	(297)
Software capitalization	(202)

NOTE 11 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of approximately 1,264,000 and 1,630,000 shares for the three months ended March 31, 2020 and 2019, respectively, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Numerator:
Loss from continuing operations	$(1,767)	$(3,437)
Income from discontinued operations	-	543
Net loss	$(1,767)	$(2,894)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	15,727,000	15,405,000

Basic and diluted income (loss) per share
Loss per share from continuing operations	$(0.11)	$(0.22)
Income per share from discontinued operations	-	0.03
Loss per share	$(0.11)	$(0.19)

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2020, and events which occurred subsequent to March 31, 2020 but were not recognized in the condensed consolidated financial statements.

In April 2020, we entered into a Promissory Note (the “PPP Note”) with Pinnacle Bank as the lender (the “Lender”), pursuant to which the Lender agreed to give us a loan under the Paycheck Protection Program (the "PPP Loan") offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $8,856 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

According to the terms of the Paycheck Protection Program and current guidance from the SBA and U.S. Department of Treasury, all or a portion of loans under the program may be forgiven if the PPP Loan proceeds are used for permitted expenses, as outlined in the CARES Act and related regulations, including 75% of the PPP Loan proceeds being used for payroll related costs. The amount that may be forgiven will be calculated in part with reference to our full time headcount during the eight week period following the funding of the PPP Loan. The SBA and U.S. Department of Treasury may continue to update guidance on the calculation of loan forgiveness, which updated guidance could affect the amount of the PPP Loan proceeds that could be forgiven.

The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, we will be required to make principal and interest payments in monthly installments beginning seven months from April 2020. The PPP Note matures in two years.

The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against us, including the right to require immediate payment of all amounts due under the PPP Note.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believe,” “estimate,” “continue," "seek," plan,” “expect,” "intend," “anticipate,” “may,” "will," “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to — our ability to achieve or sustain profitability; the impact of COVID-19 on the US and global economy, including business disruptions, reductions in employment and a decrease in business failures, specifically among our clients; adverse changes in the economy, financial markets, and credit markets, including a continuing high unemployment rate and the impact of low interest rates on the interest we receive on our cash, cash equivalents and investments; delays or reductions in information technology spending;  the development of the market for cloud-based workplace applications; product development; market acceptance of new products and product improvements; changes in the forgiveness provisions for loans under the Paycheck Protection Program; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns and laws; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to obtain additional capital; our ability to hire, retain and motivate employees; our ability to manage our growth; our ability to realize benefits from acquisitions; limited or single sources of supply of key components; the level of our indebtedness; changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in U.S and foreign laws and regulations; changes in the Internet infrastructure; disruptions in computing and communication infrastructure; and changes in accounting standards. Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K for a further description of these and other factors. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

OVERVIEW

The following review of Asure’s financial position as of March 31, 2020 and December 31, 2019, and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Asure’s internet website address is http://www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained in our website or connected to our website is not incorporated into this Quarterly Report on Form 10-Q.

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

Asure’s platform vision is to help clients grow their business and become the most trusted HCM resource to entrepreneurs everywhere. The Asure product strategy is driven by three primary challenges that prevent businesses from growing: HR complexity, allocation of both human and financial capital, and the ability to build great teams. The AsureHCM suite includes four product lines: AsurePayroll&Tax, AsureHR, AsureTime&Attendance, and AsureHRServices.

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

Recent Developments

The COVID-19 outbreak has disrupted businesses on a global scale. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as business shutdowns, quarantines, shelter-in-place orders and travel bans and restrictions. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses, especially SMBs. We expect a COVID-19 related decrease in customer demand across all our markets to negatively and materially impact our revenues for the remainder of 2020, with the most significant impact currently expected in the second and third quarters. We implemented cost-saving initiatives in the first quarter of 2020. In April 2020, we entered into a loan under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration in a principal amount of $8,856. We did not record any asset impairments or bad debt reserves related to COVID-19 during the first quarter of 2020 but future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

($ in thousands)

Three Months Ended March 31, 2020 Compared to Three Ended March 31, 2019

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended March 31,
	2020	2019
Revenues	100%	100%
Gross margin	59	69
Sales and marketing	19	13
General and administrative	34	40
Research and development	6	6
Amortization of intangible assets	12	12
Total operating expenses	72	72
Interest expense and other, net	4	(13)
Loss from continuing operations before income taxes	(9)	(16)
Net loss	(9)	(14)

Revenue

Our revenue was derived from the following sources:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019		%
Recurring	$18,436	$19,791	$(1,355)	(6.8)
Professional services, hardware and other	511	619	(108)	(17.4)
Total	$18,947	$20,410	$(1,463)	(7.2)

Total revenue represents our consolidated revenues, including sales of our payroll and tax services, time and attendance and human resource software, as well as complementary hardware devices to enhance our software products. Recurring revenue consists of cloud revenue, hardware as a service, maintenance and support revenue and interest earned on client funds. Professional services, hardware and other revenue consists of hardware revenue, on-premise software license revenue as well as installation services and other professional services revenue.  Revenue mix varies by product.

Revenue for the three months ended March 31, 2020 was $18,947, a decrease of $1,463, or 7.2%, from $20,410 for the three months ended March 31, 2019, which excludes revenue from discontinued operations. Recurring revenue decreased primarily due to higher client losses and lower volume on year-end processing fees.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2020 was $11,107, a decrease of $3,049 or 21.5%, from $14,156 for the three months ended March 31, 2019. Gross margin as a percentage of revenue was 58.6% for the three months ended March 31, 2020 as compared to 69.4% for the three months ended March 31, 2019. Gross margin decreased due to a growing investment in HCM service resources and personnel as well as migration to secure cloud hosting services.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of  salaries and related expenses, including stock-based expenses, for sales and marketing staff, including commissions, as well as marketing programs, which include events, corporate communications and product marketing activities. Selling and marketing expenses for the three months ended March 31, 2020 were $3,575, an increase of $870 from $2,705 for the three months ended March 31, 2019.  Selling and marketing expenses as a percentage of revenue increased to 18.9% for the three months ended March 31, 2020 from 13.3% for the same period in 2019.

We continue to expand and increase selling costs as we focus on hiring direct sales personnel, expanding recognition of our brand, and lead generation.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related expenses, including stock-based expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, and other corporate expenses such as transaction costs for acquisitions. General and administrative expenses for the three months ended March 31, 2020 were $6,452, a decrease of $1,737 from $8,189 for the three months ended March 31, 2019.  General and administrative expenses as a percentage of revenue decreased to 34.1% for the three months ended March 31, 2020 from 40.1% for the same period in 2019.

We continue to drive efficiencies within our payroll operations and execute vendor rationalization with the sale of the Workspace Management business in the fourth quarter of 2019.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities. R&D expenses for the three months ended March 31, 2020 were $1,174, a decrease of $147, or 11.1%, from $1,321 for the three months ended March 31, 2019. R&D expenses as a percentage of revenues of 6.2% for the three months ended March 31, 2020 was consistent with 6.5% for the same period in 2019.

Our R&D expenses remained relatively flat for the three months ended March 31, 2020 compared to the same period in 2019 as we restructure our R&D organization after the sale of our Workspace Management business in the fourth quarter of 2019 and continue to consolidate our infrastructure into Amazon Web Services ("AWS"). We have also made significant investments outside of core R&D dollars into compliance and certifications, including SOC I Type 2 and SOC II Type 2 certifications, FedRAMP certification and other initiatives.

We will continue to enhance our products and technologies through expansion of our technological resources by increasing headcount as well as through organic improvements and acquired intellectual property. We will continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. We believe that our expanded investment in SaaS hosting, mobile and hardware technologies lays the groundwork for broader market opportunities, and represents a key aspect of our competitive differentiation. Native mobile applications, QR Code integration, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform.

In the first quarter of 2020, we continued developing the new Simple Payroll Entry cloud solution, adding Quickbooks online integration, improving facial recognition capability and workflow for AsureTime&Attendance, as well as improving quality, integration, and user experience across all our product lines. We also implemented immediate application changes to all systems and products based on COVID-19 requirements due to PPP and CARES legislation, on time and on target with active participation and support from client base. Additionally, we continued development focused on enhancing security and fraud detection within applications, synchronized security tools across corporate and production systems, and implemented immediate application changes to all systems.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2020 of $2,349 was consistent with amortization expense of $2,418 for the three months ended March 31, 2019. Amortization expense as a percentage of revenue was 12.4% and 11.8% for the three months ended March 31, 2020 and 2019, respectively.

Interest Expense and Other, net

Interest expense and other, net for the three months ended March 31, 2020 was a gain of $696 compared to a loss of $2,714 for the three months ended March 31, 2019. Interest expense and other as a percentage of revenue was at 3.7% and (13.3%) for the three months ended March 31, 2020 and March 31, 2019, respectively.  Interest expense and other for the three months ended March 31, 2020 is composed of income from the transition services agreement with FM:Systems in relation to the sale of the Workspace business in 2019, offset by interest expense on notes payable. Interest expense and other for the three months ended March 31, 2019 is composed primarily of interest expense on notes payable.

Income Taxes

For the three months ended March 31, 2020 and 2019, we recorded an income tax expense attributable to continuing operations of $19 and $246, respectively, a decrease of $227, or 92.3%.

Net Loss

We incurred a net loss of $1,767, or $0.11 per share, during the three months ended March 31, 2020, compared to a net loss of $2,894, or $0.19 per share, during the three months ended March 31, 2019. Net loss as a percentage of total revenues was 9.3% and 14.2% for the three months ended March 31, 2020 and 2019, respectively.

We intend to continue to implement our corporate strategy for growing our software and services business by modestly investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, including the effects of COVID-19, and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2020.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	March 31, 2020	December 31, 2019
Working capital	$14,483	$17,854
Cash and cash equivalents	20,780	28,826

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(3,403)	$4,247
Net cash provided by investing activities	24,806	3,313
Net cash used in financing activities	(29,449)	(6,402)

Working Capital.  We had working capital of $14,483 at March 31, 2020, a decrease of $3,371 from working capital of $17,854 at December 31, 2019. Working capital as of March 31, 2020 and December 31, 2019 includes $3,526 and $5,500 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities.  Net cash used in operating activities of $3,403 for the three months ended March 31, 2020 was primarily driven by a net loss of $1,767, a decrease in accounts payable of $982, a decrease in accrued expenses and other liabilities of $1,392, a decrease of deferred revenue of $2,041, offset by non-cash adjustments to net loss of $4,462, primarily consisting of depreciation and amortization expense. Net cash provided by operating activities of $4,247 for the three months ended March 31, 2019 was primarily driven by a net loss of $2,894, a decrease in accounts receivable of $1,676, resulting from cash collections in the quarter, an increase in accounts payables of $2,052, and non-cash adjustments to net loss of $5,313, primarily consisting of depreciation and amortization expense. This was offset by an increase in inventory of $925 and a decrease in deferred revenue of $623.

Investing Activities.  Net cash provided by investing activities of $24,806 for the three months ended March 31, 2020 is primarily due to the net change in funds held for clients. Net cash provided by investing activities of $3,313 for the three months ended March 31, 2019 is primarily due to the net change in funds held for clients offset by the acquisition of Payroll Maxx in the first quarter of 2019.

Financing Activities.  Net cash used in financing activities was $29,449 for the three months ended March 31, 2020, which primarily consisted of a net decrease in client fund obligations of $27,751 and payments of notes payable of $1,784. Net cash used in financing activities was $6,402 for the three months ended March 31, 2019. We incurred $8,283 of indebtedness. This was offset by debt financing fees of $1,102 and the net change in client fund obligations of $12,862.

Sources of Liquidity. As of March 31, 2020, Asure’s principal sources of liquidity consisted of approximately $20,780 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $9,500 available for borrowing under our Wells Fargo revolver. Our cash and cash equivalents is offset by $25,688 in notes payable. Accordingly, after reviewing the terms of the Third Restated Credit Agreement and in light of the impact of COVID-19 on our business and the related need to support our operations, we entered into a loan with Pinnacle Bank under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration amounting to $8,856 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act. The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.

Based on current internal projections and our current sources of liquidity, including the loan proceeds under the PPP Loan, we believe that we have and/or will generate sufficient cash for our operational needs, including any required debt payments, for at least the next twelve months.

As of March 31, 2020, we were in compliance with all financial covenants and all payments were current. We expect to be in compliance with all financial covenants or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

COMMITMENTS AND CONTINGENCIES

None.

CRITICAL ACCOUNTING POLICIES

Information regarding recent accounting pronouncements is provided in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure from market risks from those disclosed in our 2019 Annual Report on Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of 2019, management reported a material weakness in the Company’s internal control over financial reporting.

Change in Internal Controls over Financial Reporting

Except for the remediation efforts on the material weakness noted above, during the period ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2020, we were not party to any pending legal proceedings that are material to our business.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 16, 2020 (the “Form 10-K”), and investors are encouraged to review such risk factors prior to making an investment in the Company.

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the broader economies, financial markets and overall demand environment for our products.

As a result of the COVID-19 pandemic, we have temporarily closed our offices and several other impacted locations and implemented certain travel restrictions, both of which have begun to disrupt how we operate our business. We have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on our employees, partners and customers physical movement to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees, partners or customers attendance or productivity, our results of operations and overall financial performance may be harmed.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed and the effects of the COVID-19 pandemic could cause or contribute to the risks and uncertainties set forth in the Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.    OTHER INFORMATION

The Company’s condensed consolidated balance sheet in its first quarter Earnings Press Release (the “Press Release”) inadvertently stated that the Company’s Total Liabilities and Shareholders’ Equity as of March 31, 2020 was $299,060 (dollars in thousands). In fact, as reflected in the condensed consolidated balance sheet in this Form 10-Q, Total Liabilities and Shareholders’ Equity as of March 31, 2020 was $300,138 (dollars in thousands). All other financial information in the Press Release was correct.

ITEM 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1*

Amendment No. 1 To Third Amended and Restated Credit Agreement, dated February 21, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto.

10.2*

Amendment No. 2 To Third Amended and Restated Credit Agreement, dated April 24, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto.

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

101*

The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

May 8, 2020	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

May 8, 2020	By:	/s/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer