Form 10-Q
period 2020-06-30
ASURE SOFTWARE INC
filed 2020-08-10
CIK 884144

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, 15,850,601 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,259	$28,826
Accounts receivable, net of allowance for doubtful accounts of $885 and $904 at June 30, 2020 and December 31, 2019, respectively	5,541	4,808
Inventory	550	656
Prepaid expenses and other current assets	6,080	12,218
Total current assets before funds held for clients	41,430	46,508
Funds held for clients	112,581	137,935
Total current assets	154,011	184,443
Property and equipment, net	8,505	7,867
Goodwill	68,697	68,697
Intangible assets, net	60,477	63,850
Operating lease assets, net	7,215	6,963
Other assets, net	3,693	3,224
Total assets	$302,598	$335,044
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$15,695	$2,571
Accounts payable	2,128	1,736
Accrued compensation and benefits	3,205	3,424
Operating lease liabilities, current	1,703	1,575
Other accrued liabilities	4,144	6,556
Deferred revenue	3,766	5,500
Total current liabilities before client fund obligations	30,641	21,362
Client fund obligations	112,857	145,227
Total current liabilities	143,498	166,589
Long-term liabilities:
Deferred revenue	214	322
Deferred tax liability	407	336
Notes payable, net of current portion	17,860	24,142
Operating lease liabilities, noncurrent	6,310	5,937
Other liabilities	223	139
Total long-term liabilities	25,014	30,876
Total liabilities	168,512	197,465
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 44,000 and 22,000 shares authorized; 16,225 and 16,098 shares issued, 15,841 and 15,714 shares outstanding at June 30, 2020 and December 31, 2019, respectively	162	161
Treasury stock at cost, 384 shares at June 30, 2020 and December 31, 2019	(5,017)	(5,017)
Additional paid-in capital	397,692	396,102
Accumulated deficit	(259,353)	(253,642)
Accumulated other comprehensive income (loss)	602	(25)
Total stockholders’ equity	134,086	137,579
Total liabilities and stockholders’ equity	$302,598	$335,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Recurring	$13,733	$16,624	$32,168	$36,415
Professional services, hardware and other	382	650	893	1,269
Total revenue	14,115	17,274	33,061	37,684
Cost of Sales	6,008	7,059	13,848	13,313
Gross profit	8,107	10,215	19,213	24,371
Operating expenses:
Sales and marketing	2,769	3,058	6,344	5,763
General and administrative	5,193	6,618	11,646	14,807
Research and development	1,377	969	2,551	2,290
Amortization of intangible assets	2,349	2,403	4,698	4,821
Total operating expenses	11,688	13,048	25,239	27,681
Loss from operations	(3,581)	(2,833)	(6,026)	(3,310)
Interest (expense) and other, net	14	(3,069)	710	(5,783)
Loss from continuing operations before income taxes	(3,567)	(5,902)	(5,316)	(9,093)
Income tax expense	377	396	395	642
Loss from continuing operations	(3,944)	(6,298)	(5,711)	(9,735)
Discontinued operations
Income from operations of discontinued operations	-	1,303	-	1,904
Income tax (benefit) expense	-	(28)	-	30
Gain on discontinued operations, net of taxes	-	1,331	-	1,874
Net loss	(3,944)	(4,967)	(5,711)	(7,861)
Other comprehensive income:
Unrealized gain on marketable securities	562	78	627	26
Foreign currency translation loss	-	(365)	-	(46)
Comprehensive loss	$(3,382)	$(5,254)	$(5,084)	$(7,881)

Basic and diluted loss per share from continuing operations
Basic	$(0.25)	$(0.41)	$(0.36)	$(0.63)
Diluted	$(0.25)	$(0.41)	$(0.36)	$(0.63)
Basic and diluted loss per share
Basic	$(0.25)	$(0.32)	$(0.36)	$(0.51)
Diluted	$(0.25)	$(0.32)	$(0.36)	$(0.51)
Weighted average basic and diluted shares
Basic	15,779,000	15,444,000	15,753,000	15,425,000
Diluted	15,779,000	15,444,000	15,753,000	15,425,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	15,714	$161	$(5,017)	$396,102	$(253,642)	$(25)	$137,579
Stock issued upon option exercise and vesting of restricted stock units	29	-	-	106	-	-	106
Share based compensation	-	-	-	438	-	-	438
Net loss	-	-	-	-	(1,767)	-	(1,767)
Other comprehensive income	-	-	-	-	-	65	65
Balance at March 31, 2020	15,743	$161	$(5,017)	$396,646	$(255,409)	$40	$136,421

Stock issued upon option exercise and vesting of restricted stock units	66	1	-	301	-	-	302
Stock issued, ESPP	32	-	-	157	-	-	157
Share based compensation	-	-	-	588	-	-	588
Net loss	-	-	-	-	(3,944)	-	(3,944)
Other comprehensive income	-	-	-	-	-	562	562
Balance at June 30, 2020	15,841	$162	$(5,017)	$397,692	$(259,353)	$602	$134,086

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	15,282	$157	$(5,017)	$391,927	$(283,643)	$(906)	$102,518
Stock issued upon acquisition	123	1	-	554	-	-	555
Share based compensation	-	-	-	611	-	-	611
Net loss	-	-	-	-	(2,894)	-	(2,894)
Other comprehensive income	-	-	-	-	-	267	267
Balance at March 31, 2019	15,405	$158	$(5,017)	$393,092	$(286,537)	$(639)	$101,057

Stock issued, ESPP	53	-	-	255	-	-	255
Stock issued upon option exercise and vesting of restricted stock units	93	1	-	466	-	-	467
Share based compensation	-	-	-	392	-	-	392
Net loss	-	-	-	-	(4,967)	-	(4,967)
Other comprehensive loss	-	-	-	-	-	(287)	(287)
Balance at June 30, 2019	15,551	$159	$(5,017)	$394,205	$(291,504)	$(926)	$96,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,711)	$(7,861)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	7,804	7,935
Amortization of debt financing costs and discount	159	800
Provision for (recovery of) doubtful accounts	142	(350)
Provision for deferred income taxes	71	621
Gain on modification of debt	(123)	-
Share-based compensation	1,026	1,003
Loss on disposals of fixed assets	53	3
Changes in operating assets and liabilities:
Accounts receivable	(2,353)	1,812
Inventory	11	(2,082)
Prepaid expenses and other assets	(485)	678
Accounts payable	425	1,259
Accrued expenses and other long-term obligations	(2,517)	(720)
Operating lease liabilities	(777)	-
Deferred revenue	(1,856)	(256)
Net cash (used in) provided by operating activities	(4,131)	2,842
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(7,443)
Acquisition of intangible asset	(1,823)	-
Purchases of property and equipment	(547)	(993)
Software capitalization costs	(1,342)	(2,111)
Net change in funds held for clients	33,603	31,943
Net cash provided by investing activities	29,891	21,396
Cash flows from financing activities:
Proceeds from notes payable	8,856	8,000
Payments of notes payable	(2,359)	(4,356)
Proceeds from revolving line of credit	-	4,000
Debt financing fees	(20)	(1,102)
Payments of finance leases	-	(68)
Net proceeds from issuance of common stock	566	722
Net change in client fund obligations	(32,370)	(32,238)
Net cash used in financing activities	(25,327)	(25,042)
Effect of foreign exchange rates	-	16
Net increase (decrease) in cash and cash equivalents	433	(788)
Cash and cash equivalents at beginning of period	28,826	15,444
Cash and cash equivalents at end of period	$29,259	$14,656
Supplemental information:
Cash paid for:
Interest	$589	$4,804
Income taxes	381	31
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	$-	$2,000
Equity issued in connection with acquisitions	-	555

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”). Asure facilitates the growth of small and mid-sized companies by helping them (i) build better teams with skills that get them to the next level, (ii) stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, and (iii) allocate more resources to support growth rather than back-office overhead that suffocates growth. Asure’s HCM suite, named AsureHCM, includes cloud-based Payroll & Tax, Human Resources ("HR"), and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We develop, market, sell and support our offerings across North America through our principal office in Austin, Texas and from our processing hubs in California, Tennessee, Nebraska, New York, Florida, Vermont, and Washington.

In December 2019, we completed the sale of the assets of our Workspace Management business for an aggregate purchase price of approximately $121,500 in cash. We used the proceeds to pay down debt. In July 2020 we finalized our working capital adjustment and received escrow funds of $1,687. For further information regarding the transaction, see Note 10 to the accompanying consolidated financial statements.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2020 and the results of operations, statements of changes in stockholders' equity for the three and six months ended June 30, 2020 and June 30, 2019, and our statements of cash flows for the six months ended June 30, 2020 and June 30, 2019.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

SIGNIFICANT RISKS AND UNCERTAINTIES

The COVID-19 pandemic has resulted in a global economic slowdown and disruptions that have and could continue to negatively impact our business. The pandemic and numerous measures implemented to contain the virus such as business shutdowns, shelter-in-place orders and travel bans and restrictions have caused businesses, especially small and medium sized businesses some of whom are our customers, to reduce headcount or cease operations as customer demand decreased. Given the economic slowdown and other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will be adversely affected in the future. Our business is impacted by employment levels as we have contracts that charge clients on a per-employee basis. In addition, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of customer subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption will have on our financial position and results of operations.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2020, we were not a party to any pending legal proceedings that are material to our business.

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

As of June 30, 2020 and December 31, 2019, funds held for clients invested in available-for-sale securities consisting of government and commercial bonds, including mortgage-backed securities, amounted to $27,591 and $24,136, respectively. As of June 30, 2020 and December 31, 2019, funds held for clients invested in money market funds and other cash equivalents amounted to $47,694 and $48,500, respectively. Additionally, as of June 30, 2020, we had $16,505 in money market funds, classified as cash equivalents. Cash equivalents as of December 31, 2019 were not material.

Investments classified as available-for-sale consisted of the following:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Funds Held for Clients (2)
Certificates of deposit	$10,046	$226	$-	$10,272
Corporate debt securities	8,960	289	-	9,249
Municipal bonds	6,987	83	-	7,070
US Government agency securities	500	1	-	501
Asset-backed securities	496	3	-	499
Total	$26,989	$602	$-	$27,591

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2019
Funds Held for Clients (2)
Certificates of deposit	$8,828	$11	$-	$8,839
Corporate debt securities	6,883	6	(9)	6,880
Municipal bonds	6,383	6	(7)	6,382
US Government agency securities	1,000	-	-	1,000
Asset-backed securities	1,067	-	(32)	1,035
Total	$24,161	$23	$(48)	$24,136

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of June 30, 2020 and December 31, 2019, there were 79 and 53 securities, respectively, in an unrealized gain position and there were 0 and 18 securities, respectively, in an unrealized loss position. As of June 30, 2020, we had zero unrealized losses. As of December 31, 2019, these unrealized losses were less than $35 individually and $50 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At June 30, 2020 and December 31, 2019, none of these securities were classified as cash and cash equivalents on the accompanying condensed consolidated balance sheets.

Expected maturities of available-for-sale securities as of June 30, 2020 are as follows:

Expected Maturities	Amount

One year or less	$4,823
After one year through five years	22,768
After five years through 10 years	-
After 10 years	-
$27,591

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

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$16,505	$16,505	$-	$-
Funds held for clients
Money market funds	47,694	47,694	-	-
Available-for-sale securities	27,591	-	27,591	-
Total	$91,790	$64,199	$27,591	$-

	December 31, 2019
	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Funds held for clients
Money market funds	$48,500	$48,500	$-	$-
Available-for-sale securities	24,136	-	24,136	-
Total	$72,636	$48,500	$24,136	$-

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2020 and December 31, 2019, goodwill was $68,697, which is net of the $35,060 impairment loss recognized in the fourth quarter of 2019. The Company evaluates the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2020, there has been no impairment of goodwill based on the quantitative assessments performed by the Company.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2020 and December 31,  2019 are as follows:

	June 30, 2020
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
Customer relationships	8.9	$80,710	$(24,252)	$56,458
Developed technology	6.0	10,001	(6,833)	3,168
Reseller relationships	7.0	853	(853)	-
Trade names	3.0	780	(195)	585
Noncompete agreements	5.2	1,032	(766)	266
	8.5	$93,376	$(32,899)	$60,477

	December 31, 2019
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
Customer relationships	8.9	$78,558	$(19,757)	$58,801
Developed technology	6.0	10,001	(6,004)	3,997
Reseller relationships	7.0	853	(853)	-
Trade names	3.0	780	(78)	702
Noncompete agreements	5.2	1,032	(682)	350
	8.5	$91,224	$(27,374)	$63,850

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses recorded in Operating Expenses were $2,349 and $2,403, for the three months ended June  30,  2020 and 2019, respectively. Amortization expenses recorded in Cost of Sales were $397 and $360 for the three months ended June 30, 2020 and 2019, respectively.

Amortization expenses recorded in Operating Expenses were $4,698 and $4,821, for the six months ended June 30, 2020 and 2019, respectively. Amortization expenses recorded in Cost of Sales were $828 and $720 for the six months ended June 30, 2020 and 2019, respectively. There is no impairment of intangibles during the six months ended June 30, 2020 based on the qualitative assessment performed by the Company.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June  30,  2020:

Calendar Years	Amount
2020 (June to December)	$5,374
2021	10,548
2022	10,015
2023	8,889
2024	8,662
Thereafter	16,989
$60,477

NOTE 5 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:

	Maturity	Stated Interest Rate	June 30, 2020	December 31, 2019
Subordinated Notes Payable – acquisitions	1/1/2021 – 7/1/2021	2.00% - 3.00%	$5,276	$7,185
Term Loan – Pinnacle	4/15/2022	1.00%	8,856	-
Term Loan – Wells Fargo Syndicate Partner	12/31/2024	4.42%	19,750	20,000
Total Notes Payable			$33,882	$27,185
Short-term Notes Payable			15,894	2,696
Long-term Notes Payable			$17,988	$24,489

The following table summarizes the debt issuance costs as of the dates indicated based:

	June 30, 2020
	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
Notes payable, current portion	$15,894	$(199)	$15,695
Notes payable, net of current portion	17,988	(128)	17,860
Total	$33,882	$(327)	$33,555

	December 31, 2019
	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
Notes payable, current portion	$2,696	$(125)	$2,571
Notes payable, net of current portion	24,489	(347)	24,142
Total	$27,185	$(472)	$26,713

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2020:

Year Ending	Amount
2020	$10,813
2021	11,455
2022	2,489
2023	500
2024	8,625
Total	$33,882

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

In December 2019, we entered into a third amended and restated credit agreement (the “Third Restated Credit Agreement”) with Wells Fargo Bank, as agent and lender, amending and restating the terms of the Second Amended and Restated Credit Agreement dated as of March 2018. The Third Restated Credit Agreement provided for $20,000 in term loans and a $10,000 revolver. It also amended the applicable margin rates for determining the interest payable on loans and amended certain of our financial covenants, including adding a covenant based on achieving EBITDA of at least $3,750 for the three months ended March 31, 2020, $4,850 for the six months ended June 30, 2020 and $5,950 for the nine months ended September 30, 2020, which covenant was in lieu of a leverage covenant calculated at March 31, 2020, June 30, 2020 and September 30, 2020 See Note 12 - Subsequent Events for information regarding amendments that Wells Fargo Bank and we have made to the Third Restated Credit Agreement after June 30, 2020.

PPP Loan

In April 2020, Asure entered into a Promissory Note (the “PPP Note”) with Pinnacle Bank as the lender (the “Lender”), pursuant to which the Lender agreed to give us a loan under the Paycheck Protection Program (the "PPP Loan") offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $8,856 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves. Under the Cares Act, the PPP loan may be forgiven if certain criteria are satisfied. The amount that will be forgiven will be calculated in part with reference to the Company’s full time headcount during the twenty-four week period following the funding of the PPP Loan. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the Cares Act. The PPP Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the Cares Act. The Company intends to use a significant majority of the PPP Loan amount for Qualifying Expenses. However, no assurances is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments in monthly installments beginning seven months from April 2020. The PPP Note matures in two years.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

Revolving Credit Facility

As of June 30, 2020 and December 31, 2019, no amount was outstanding and $9,500 and $10,000, respectively, was available for borrowing under the revolver.

   Due to the effects of Covid-19 on our business, we were not in compliance with our minimum EBITDA financial covenant as of March 31, 2020 and June 30, 2020 and do not expect to be in compliance with the minimum EBITDA financial covenants as set forth in the Third Restated Credit Agreement in future quarters. These covenants were set  in December 31, 2019, before the Covid-19 pandemic and its possible effects on our business were known to our senior lender or us. See Note 12 – Subsequent Events for information about the amendment we entered with our senior lender resetting these financial covenants and expectations regarding cash available for future business needs and our ability to comply with our financial covenants in future quarters.

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Shares

On May 28, 2020, the Company amended its Restated Certificate of Incorporation to increase the total number of authorized shares of capital stock from 23,500,000 to 45,500,000 and the number of authorized shares of common stock from 22,000,000 to 44,000,000.

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

While the program remains in place, there have been no repurchases in 2020 and 2019.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the shareholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 225,000 shares were originally reserved for issuance. On May 27, 2020, our shareholders increased the number of shares reserved for issuance under the Purchase Plan by an additional 250,000 shares.

Accumulated Other Comprehensive Income (Loss)

As of June 30, 2020 and December 31, 2019, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $885 were $5,541 at June 30, 2020.  Receivables from contracts with customers, net of allowance for doubtful accounts of $904 were $4,808 at December 31, 2019. As of June 30, 2020, one customer represented 13% of our net accounts receivable balance. No customers represented more than 10% of our net accounts receivable balance as of December 31, 2019.

Deferred Commissions

Deferred commission costs from contracts with customers were $3,148 and $2,697 at June 30, 2020 and December 31, 2019, respectively. The amount of amortization recognized for the three and six months ended June 30, 2020 was $190 and $440, respectively and for the three and six months ended June 30, 2019 was $471 and $591, respectively.

Deferred Revenue

During the three and six months ended June 30, 2020, revenue of $689 and $3,393, respectively, and the three and six months ended June 30, 2019, revenue of $631 and $2,214, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020, approximately $27,272 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 65% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and six months ended June 30, 2020 and 2019, there were no customers that individually represented 10% or more of consolidated revenue.

 NOTE 8 – LEASES

We have entered into office space lease agreements, which qualify as operating leases under Topic 842. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record base rent expense under the straight-line method over the term of the lease. In the accompanying condensed consolidated statements of comprehensive loss, rent expense is included in operating expenses under selling, general and administrative expenses. The components of the rent expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$521	$563	$1,073	$1,142
Sublease income	(48)	(37)	(96)	(74)
Net rent expense	$473	$526	$977	$1,068

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% and 9% as of June 30, 2020 and December 31, 2019, respectively. The weighted average remaining lease term is five and six years as of June 30, 2020 and December 31, 2019, respectively.

Supplemental cash flow information related to operating leases for the six months ended June 30, 2020 and 2019 follow:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,117	$1,164
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,052	$8,093

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

Year Ending December 31	Operating Leases
2020 (remainder)	$1,129
2021	2,354
2022	1,837
2023	1,142
2024	1,022
Thereafter	2,630
Total minimum lease payments	10,114
Less imputed interest	(2,102)
Total lease liabilities	$8,012

NOTE 9 – SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan continues to govern any outstanding awards previously granted under the 2009 Plan.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 2,350,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have outstanding options to purchase 1,366,692 shares at a weighted average exercise price of $7.77. During the three and six months ending June 30, 2020 we issued 481,500 and 544,500 of employee stock options, respectively. The weighted average exercise price of these awards was $6.42 and $6.36 for the three and six months ended June 30, 2020, respectively, these awards will vest over a three-year period. We also had 585,050 outstanding restricted stock units as of June 30, 2020.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

As of June 30, 2020, we had 1,096,104 shares available for grant pursuant to the 2018 Plan.

Share based compensation for our stock option plans for the three months ended June 30, 2020 and June 30, 2019 was $588 and $392, respectively and for the six months ended June 30, 2020 and June 30, 2019 was $1,026 and $1,003, respectively. We issued 58,479 and 85,000 shares of common stock related to exercises of stock options for the three months ended June 30, 2020 and 2019, respectively. We issued 7,213 and 8,000 shares of common stock related to the issuance of vested restricted stock units for the three months ended June 30, 2020 and 2019, respectively.

NOTE 10 – DISCONTINUED OPERATIONS

In December 2019, we sold our Workspace Management business to FM:Systems for approximately $121,500 in cash, of which $1,685 is held in escrow and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The purchase price is subject to a working capital adjustment. This transaction enables us to focus on and continue to deliver our HCM solutions to small and mid-size businesses.

The table below reflects the operating results of the Workspace Management business reported as discontinued operations during the three and six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenue	$7,567	$13,917

Income from discontinued operations	$1,303	$1,904
Income tax (benefit) expense	(28)	30
Income from discontinued operations, net of taxes	$1,331	$1,874

The table below reflects the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the Workspace Management business reported as discontinued operations during the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Depreciation and amortization	$604	$1,233
Provision for doubtful accounts	8	(134)
Share based compensation	70	177
Capital expenditures	(42)	(339)
Software capitalization	(214)	(416)

NOTE 11 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of approximately 1,951,000 and 1,502,000 shares for the three and six months ended June 30, 2020 and 2019, respectively, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Loss from continuing operations	$(3,944)	$(6,298)	$(5,711)	$(9,735)
Income from discontinued operations	-	1,331	-	1,874
Net loss	$(3,944)	$(4,967)	$(5,711)	$(7,861)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	15,779,000	15,444,000	15,753,000	15,425,000

Basic and diluted income (loss) per share
Loss per share from continuing operations	$(0.25)	$(0.41)	$(0.36)	$(0.63)
Income per share from discontinued operations	-	0.09	-	0.12
Basic and diluted loss per share	$(0.25)	$(0.32)	$(0.36)	$(0.51)

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2020, and events which occurred subsequent to June 30, 2020 but were not recognized in the condensed consolidated financial statements.

On July 7, 2020, our senior lender identified certain events of default under our Third Restated Credit Agreement and reserved their rights to pursue their remedies under the Credit Agreement as a result of the events of default. Then, on July 10, 2020, our senior lender issued a reservation of rights letter related to these events of default. The primary event of default that triggered the reservation of rights letter was our failure to achieve Minimum EBITDA of $3,750 for the first quarter ending March 31, 2020, as required under Section 7 of the Credit Agreement, which failure was a result of impacts to our business driven primarily by COVID-19. The other events of default were technical defaults resulting from the fact that we were either unaware that our senior lender was considering the failure to achieve Minimum EBITDA an event of default as of May 11, 2020 or because we were unaware that the senior lender was still requiring that we provide certain requested documents in connection with our banking relationship. Under the reservation of rights letter, the senior lender began accruing default interest from May 11, 2020, which we would have been required to pay on July 31, 2020. Our senior lender extended the date by which we would be required to pay the accrued default interest to August 10, 2020 as we were negotiating an amendment to the Third Restated Credit Agreement.

On August 10, 2020, we entered into a waiver and amendment to our Third Restated Credit Agreement and our Amended and Restated Guaranty and Security Agreement (the “Fourth Amendment”).

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

As amended by the Fourth Amendment, the Third Restated Credit Agreement now provides for $10,000 in term loans and a $5,000 revolver, requiring that we make a principal payment of $9,750 on our outstanding term loans and reducing future availability on our revolver by $5,000. The Fourth Amendment also re-amortized the outstanding principal amount of the term loan, which is now payable as follows:

•	$62.5 beginning on September 30, 2020 and the last day of each fiscal quarter thereafter through and including December 31, 2021; and

•	$125 beginning on March 31, 2022 and the last day of each fiscal quarter thereafter.

In addition, the Fourth Amendment requires a LIBOR floor of 1.00% and sets the Applicable Margin at the highest level through September 30, 2021. The Applicable Margin is currently at 4.25%.

The outstanding principal balance and all accrued and unpaid interest on the term loans is due on December 31, 2024. The Fourth Amendment provides for an accordion feature to our term loan that would allow us to borrow up to an additional $15,000 in term loans subject to certain conditions following the Covenant Conversion Date, which is described below.

The Fourth Amendment also reset our financial covenants as follows:

●

Adjusts our minimum EBITDA covenant requiring us to achieve EBITDA of at least $750 for the nine months ended September 30, 2020, instead of $5,950, and further extends this covenant to June 30, 2022 as it was previously going to sunset as of September 30, 2020.

●

Adds a new financial covenant for minimum recurring revenue of $40,000 for the three quarter period ending September 30, 2020 and increasing on a quarterly basis through June 30, 2022 as further set forth in the Fourth Amendment.

●	Adjusts the applicable fixed charge coverage ratio for periods after June 30, 2022 as set forth in the Fourth Amendment.

The Fourth Amendment does not require that we meet our fixed charge ratio or leverage ratio covenant until the Covenant Conversion Date. For this purpose, the Coverage Conversion Date is the earlier of August 10, 2022 or the date in which we have satisfied the fixed charge coverage ratio and leverage ratio for two consecutive reporting periods. Until such time, we are only obligated to comply with our minimum EBITDA and minimum recurring revenue covenants.

In addition to the requirement that we pay $9,750 on our outstanding term loans, we were also required to pay our senior lender an amendment fee of $225. Our senior lender waived the payment of default interest that had accrued since May 11, 2020 and stopped assessing default interest as of August 10, 2020. Our senior lender further waived any prepayment penalty that would have otherwise been due on the $9,750 payment toward our term loan and agreed that we would not owe a prepayment penalty if we were to refinance our facility before December 31, 2021. Finally, as a condition to the amendment, our senior lender required that we agree to obtain lender consent for any acquisitions until the later of August 10, 2021 or the Covenant Conversion Date. Previously certain types of acquisitions were deemed permitted acquisitions, which did not require our lender’s consent. We do not anticipate an issue with obtaining consent from our lender for accretive acquisitions.

We had sufficient cash on hand to make the required payment of $9,750 in connection with the Fourth Amendment and expect to have enough cash on hand to meet our future business needs. Further, we expect to comply with our financial covenants in future quarters under the Third Restated Credit Agreement, as amended by the Fourth Amendment.

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

OVERVIEW

The following review of Asure’s financial position as of June 30, 2020 and December 31, 2019, and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Asure’s internet website address is http://www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained in our website or connected to our website is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading provider of cloud-based Human Capital Management (“HCM”) software and services and, until its divestiture in December 2019, Workspace Management software solutions. Asure helps small and mid-sized companies grow by helping them build better teams with skills that get them to the next level, stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, and better allocation of cash so they can spend their financial capital on growing their business rather than back-office overhead that suffocates growth. Asure’s Human Capital Management suite, named AsureHCM, includes cloud-based Payroll & Tax, HR, and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of reseller partners.

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

Recent Developments

The COVID-19 outbreak has disrupted businesses on a global scale. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as business shutdowns, quarantines, shelter-in-place orders and travel bans and restrictions. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses, especially SMBs. We expect a COVID-19 related decrease in customer demand across all our markets to negatively and materially impact our revenues for the remainder of 2020, with the most significant impact currently expected in the second and third quarters. We implemented cost-saving initiatives in the first quarter of 2020. In April 2020, we entered into a loan under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration in a principal amount of $8,856. We did not record any asset impairments or bad debt reserves related to COVID-19 during the first two quarters of 2020, but future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

($ in thousands)

Three and Six Months Ended June 30, 2020 Compared to Three and Six Ended June 30, 2019

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	100%	100%	100%	100%
Gross margin	57	59	58	65
Sales and marketing	20	18	19	15
General and administrative	37	38	35	39
Research and development	10	6	8	6
Amortization of intangible assets	17	14	14	13
Total operating expenses	83	76	76	73
Interest expense and other, net	-	(18)	2	(15)
Loss from continuing operations before income taxes	(25)	(34)	(16)	(24)
Loss from continuing operations	(28)	(36)	(17)	(26)

Revenue

Our revenue was derived from the following sources:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019		%
Recurring	$13,733	$16,624	$(2,891)	(17.4)
Professional services, hardware and other	382	650	(268)	(41.2)
Total	$14,115	$17,274	$(3,159)	(18.3)

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		%
Recurring	$32,168	$36,415	$(4,247)	(11.7)
Professional services, hardware and other	893	1,269	(376)	(29.6)
Total	$33,061	$37,684	$(4,623)	(12.3)

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

Revenue for the three months ended June 30, 2020 was $14,115, a decrease of $3,159, or 18.3%, from $17,274 for the three months ended June 30, 2019, which excludes revenue from discontinued operations. Recurring revenue decreased primarily due to the impact of COVID, the loss of one major client and lower interest rates.

Revenue for the six months ended June 30, 2020 was $33,061, a decrease of $4,623, or 12.3%, from $37,684 for the six months ended June 30, 2019, which excludes revenue from discontinued operations. Recurring revenue decreased primarily due to the impact of COVID, the loss of one major client, and lower interest rates.

Although our total customer base is widely spread across industries, our HCM sales are concentrated in small to mid-size businesses.  We continue to target small and medium-sized businesses across industries as prospective customers.  Geographically, we sell our HCM products primarily in the United States.

In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2020 was $8,107, a decrease of $2,108 or 20.6%, from $10,215 for the three months ended June 30, 2019. Gross margin as a percentage of revenue was 57.4% for the three months ended June 30, 2020 as compared to 59.1% for the three months ended June 30, 2019. Our decline in gross margin is primarily attributable to lower sales volumes, a growing investment in HCM service resources and personnel, a migration to secure cloud hosting services and an increase in the amortization of capitalized software costs.

Consolidated gross profit for the six months ended June 30, 2020 was $19,213, a decrease of $5,158 or 21.2%, from $24,371 for the six months ended June 30, 2019. Gross margin as a percentage of revenue was 58.1% for the six months ended June 30, 2020 as compared to 64.7% for the six months ended June 30, 2019. Our decline in gross margin is attributable to lower sales volumes, a growing investment in HCM service resources and personnel, increased amortization of capitalized software costs as well as migration to secure cloud hosting services.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries and related expenses, including stock-based expenses, for sales and marketing staff, including commissions, as well as marketing programs, which include events, corporate communications and product marketing activities.

Selling and marketing expenses for the three months ended June 30, 2020 were $2,769, a decrease of $289 from $3,058 for the three months ended June 30, 2019. The decline in sales and marketing is primarily attributable to reduced travel expenses as a result of travel restrictions due to the COVID-19 virus.  Sales and marketing expenses as a percentage of revenue increased to 19.6% for the three months ended June 30, 2020 from 17.7% for the same period in 2019 primarily due to lower sales volumes.

Selling and marketing expenses for the six months ended June 30, 2020 were $6,344, an increase of $581 from $5,763 for the six months ended June 30, 2019, primarily due to increased personnel costs as we focus on hiring direct sales personnel, We continue to expand and increase selling costs as we focus on hiring direct sales personnel, expanding recognition of our brand, and lead generation.  Selling and marketing expenses as a percentage of revenue increased to 19.2% for the six months ended June 30, 2020 from 15.3% for the same period in 2019.

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

General and administrative expenses for the three months ended June 30, 2020 were $5,193, a decrease of $1,425 from $6,618 for the three months ended June 30, 2019, primarily attributable to reduced personnel costs and reduced rent expenses associated with closures of certain facilities we had acquired due to acquisition.   General and administrative expenses as a percentage of revenue decreased to 36.8% for the three months ended June 30, 2020 from 38.3% for the same period in 2019.

General and administrative expenses for the six months ended June 30, 2020 were $11,646, a decrease of $3,161 from $14,807 for the six months ended June 30, 2019. The decline in general and administrative expenses is primarily attributable to a reduction in professional fees that were incurred in the six months ended June 30, 2019, as well as reduced rent expenses associated with closures of certain facilities, we had acquired due to acquisition.  General and administrative expenses as a percentage of revenue decreased to 35.2% for the six months ended June 30, 2020 from 39.3% for the same period in 2019.

We continue to drive efficiencies within our payroll operations and execute vendor rationalization with the sale of the Workspace Management business in the fourth quarter of 2019.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended June 30, 2020 were $1,377, an increase of $408, or 42.1%, from $969 for the three months ended June 30, 2019. The increase in R&D expense is primarily attributable to increased personnel costs as well as COVID-19 related initiatives in order to comply with the CARES Act legislation. R&D expenses as a percentage of revenues increased to 9.8% for the three months ended June 30, 2020 from 5.6% for the same period in 2019.

R&D expenses for the six months ended June 30, 2020 were $2,551, an increase of $261, or 11.4%, from $2,290 for the six months ended June 30, 2019. The increase in R&D expense is primarily attributable to COVID-19 related initiatives in order to comply with the CARES Act. R&D expenses as a percentage of revenues increased to 7.7% for the six months ended June 30, 2020 from 6.1% for the same period in 2019.

We will continue to enhance our products and technologies through expansion of our technological resources by increasing headcount and development partnership, as well as through organic improvements and acquired intellectual property. We will continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. We believe that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies lays the groundwork for broader market opportunities and represents a key aspect of our competitive differentiation. Native mobile applications, QR Code integration, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform. We have also made significant investments outside of core R&D dollars into compliance and certifications, including SOC I Type 2 and SOC II Type 2 certifications, GDPR, CCPA, and other initiatives.

In the second quarter of 2020, we launched the new Simple Payroll Entry cloud solution for providing clients self-service payroll entry capabilities, with a modern user experience appropriate for small companies. For Asure HR, we developed a new product tier for Advanced HR called Essential HR. Asure Time & Attendance launched our next major release 12.4. Mid-Market HCM released the Asure Mobile app in the Google and Apple stores. The app provides employees quick access to key payroll and benefit information.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2020 of $2,349 was consistent with amortization expense of $2,403 for the three months ended June 30, 2019. Amortization expense as a percentage of revenue was 16.6% and 13.9% for the three months ended June 30, 2020 and 2019, respectively.

Amortization expense for the six months ended June 30, 2020 of $4,698 was consistent with amortization expense of $4,821 for the six months ended June 30, 2019. Amortization expense as a percentage of revenue was 14.2% and 12.8% for the six months ended June 30, 2020 and 2019, respectively.

Interest Expense and Other, net

Interest expense and other, net for the three months ended June 30, 2020 was a gain of $14 compared to a loss of $3,069 for the three months ended June 30, 2019. Interest expense and other as a percentage of revenue was at 0.1% and (17.8%) for the three months ended June 30, 2020 and June 30, 2019, respectively.  Interest expense and other for the three months ended June 30, 2020 is composed of income from the transition services agreement with FM:Systems in relation to the sale of the Workspace business in 2019, offset by interest expense on notes payable. Interest expense and other for the three months ended June 30, 2019 is composed primarily of interest expense on notes payable.

Interest expense and other, net for the six months ended June 30, 2020 was a gain of $710 compared to a loss of $5,783 for the six months ended June 30, 2019. Interest expense and other as a percentage of revenue was at 2.1% and (15.3%) for the six months ended June 30, 2020 and June 30, 2019, respectively.  Interest expense and other for the six months ended June 30, 2020 is composed of income from the transition services agreement with FM:Systems in relation to the sale of the Workspace business in 2019, offset by interest expense on notes payable. Interest expense and other for the six months ended June 30, 2019 is composed primarily of interest expense on notes payable.

Income Taxes

For the three months ended June 30, 2020 and 2019, we recorded an income tax expense attributable to continuing operations of $377 and $396, respectively, a decrease of $19, or 4.8%. For the six months ended June 30, 2020 and 2019, we recorded an income tax expense attributable to continuing operations of $395 and $642, respectively, a decrease of $247, or 38.4%, primarily attributable to a reduction in our deferred tax liabilities.

Loss From Continuing Operations

We incurred a loss from continuing operations of $3,944, or $0.25 per share, during the three months ended June 30, 2020, compared to a loss from continuing operations of $6,298, or $0.41 per share, during the three months ended June 30, 2019. Loss from continuing operations as a percentage of total revenues was 27.9% and 36.5% for the three months ended June 30, 2020 and 2019, respectively.

We incurred a loss from continuing operations of $5,711, or $0.36 per share, during the six months ended June 30, 2020, compared to a loss from continuing operations of $9,735, or $0.63 per share, during the six months ended June 30, 2019. Loss from continuing operations as a percentage of total revenues was 17.3% and 25.8% for the six months ended June 30, 2020 and 2019, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	June 30, 2020	December 31, 2019
Working capital	$10,513	$17,854
Cash and cash equivalents	29,259	28,826

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(4,131)	$2,842
Net cash provided by investing activities	29,891	21,396
Net cash used in financing activities	(25,327)	(25,042)

Working Capital.  We had working capital of $10,513 at June 30, 2020, a decrease of $7,341 from working capital of $17,854 at December 31, 2019. Working capital as of June 30, 2020 and December 31, 2019 includes $3,766 and $5,500 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery. The decrease in working capital is primarily due to a $9,750 reclassification of outstanding principal on our credit facility from current to short term.

Operating Activities.  Net cash used in operating activities of $4,131 for the six months ended June 30, 2020 was primarily driven by a net loss of $5,711. Non-cash adjustments to our net loss by approximately $881 due to a reduction in the amortization of our deferred financing costs and adjustments made to our allowance for doubtful accounts. Changes in operating assets and liabilities resulted in an increased use of cash of $8,242.

Investing Activities.  Net cash provided by investing activities of $29,891 for the six months ended June 30, 2020 is primarily due to the net change in funds held for clients. Net cash provided by investing activities of $21,396 for the six months ended June 30, 2019 is primarily due to the net change in funds held for clients offset by the acquisition of Payroll Maxx in the first quarter of 2019.

Financing Activities.  Net cash used in financing activities was $25,327 for the six months ended June 30, 2020, which primarily consisted of a net decrease in client fund obligations of $32,370 and payments of notes payable of $2,359 offset by proceeds of notes payable of $8,856. Net cash used in financing activities was $25,042 for the six months ended June 30, 2019. We incurred $8,000 of indebtedness, resulting in a source of cash. This was offset by debt financing fees of $1,102 and the net change in client fund obligations of $32,238.

Sources of Liquidity. As of June 30, 2020, Asure’s principal sources of liquidity consisted of approximately $29,259 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $9,500 available for borrowing under our Wells Fargo revolver. Our cash and cash equivalents is offset by $33,882 in notes payable. Accordingly, after reviewing the terms of the Third Restated Credit Agreement and in light of the impact of COVID-19 on our business and the related need to support our operations, we entered into a loan with Pinnacle Bank under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration amounting to $8,856 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”). The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves. . Under the Cares Act, the PPP loan may be forgiven if certain criteria are satisfied. The amount that will be forgiven will be calculated in part with reference to the Company’s full time headcount during the twenty-four week period following the funding of the PPP Loan. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the Cares Act. The PPP Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the Cares Act. The Company intends to use a significant majority of the PPP Loan amount for Qualifying Expenses. However, we make no assurances that  we will obtain forgiveness of the PPP Loan in whole or in part.

Due to the effects of Covid-19 on our business, we were not in compliance with our minimum EBITDA financial covenant as of March 31, 2020 and June 30, 2020 and do not expect to be in compliance with the minimum EBITDA financial covenants as set forth in the Third Restated Credit Agreement in future quarters. These covenants were set  in December 31, 2019, before the Covid-19 pandemic and its possible effects on our business were known to our senior lender or us.

On August 10, 2020, we entered into a waiver and amendment to our Third Restated Credit Agreement and our Amended and Restated Guaranty and Security Agreement (the “Fourth Amendment”).

As amended by the Fourth Amendment, the Third Restated Credit Agreement reduced our facility from $30,000 to $15,000, consisting of $10,000 in term loans and a $5,000 revolver. As a result, we were required to make a principal payment of $9,750 on our outstanding term loans. The Fourth Amendment provides for an accordion feature to our term loan that would allow us to borrow up to an additional $15,000 in term loans subject to certain conditions following the Covenant Conversion Date, which is described below.

The  Fourth Amendment also reset our financial covenants and added a new financial covenant for minimum recurring revenue.

The Fourth Amendment does not require that we meet our fixed charge ratio or leverage ratio covenant until the Covenant Conversion Date. For this purpose, the Coverage Conversion Date is the earlier of August 10, 2022 or the date in which we have satisfied the fixed charge coverage ratio and leverage ratio for two consecutive reporting periods. Until such time, we are only obligated to comply with our minimum EBITDA and minimum recurring revenue covenants.

In addition to the requirement that we pay $9,750 on our outstanding term loans, we were also required to pay our senior lender an amendment fee of $225. Our senior lender waived the payment of default interest that had accrued since May 11, 2020 and stopped assessing default interest as of August 10, 2020. Our senior lender further waived any prepayment penalty that would have otherwise been due on the $9,750 payment toward our term loan and agreed that we would not owe a prepayment penalty if we were to refinance our facility before December 31, 2021. Finally, as a condition to the amendment, our senior lender required that we agree to obtain lender consent for any acquisitions until the later of August 10, 2021 or the Covenant Conversion Date. Previously certain types of acquisitions were deemed permitted acquisitions, which did not require our lender’s consent. We do not anticipate an issue with obtaining consent from our lender for accretive acquisitions.

We had sufficient cash on hand to make the required payment of $9,750 in connection with the Fourth Amendment and expect to have enough cash on hand to meet our future business needs. Further, we expect to comply with our financial covenants in future quarters under the Third Restated Credit Agreement, as amended by the Fourth Amendment.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of 2019, management reported a material weakness in the Company’s internal control over financial reporting.

Change in Internal Controls over Financial Reporting

Except for the remediation efforts on the material weakness noted above, during the period ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2020, we were not party to any pending legal proceedings that are material to our business.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

On July 7, 2020, our senior lender identified certain events of default under our Third Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association as Administrative Agent, the lenders that are party thereto and us, dated December 31, 2019 (the “Credit Agreement”) and reserved their rights to pursue their remedies under the Credit Agreement as a result of the events of default. Then, on July 10, 2020, our senior lender issued a reservation of rights letter related to these events of default. The primary event of default that triggered the reservation of rights letter is our failure to achieve Minimum EBITDA of $3,750,000 for the first quarter ending March 31, 2020, as required under Section 7 of the Credit Agreement, which failure was a result of impacts to our business driven primarily by COVID-19. The other events of default were technical defaults resulting from the fact that we were either unaware that our senior lender was considering the failure to achieve Minimum EBITDA an event of default as of May 11, 2020 or because we were unaware that the senior lender was still requiring that we provide certain requested documents in connection with our banking relationship. Under the reservation of rights letter, the senior lender is accruing default interest from May 11, 2020, which we would have been required to pay on August 10, 2020. On August 10, 2020 we executed a waiver and amendment to the Credit Agreement, which is described in more detail under “Sources of Liquidity.” The amendment reset our financial covenants and waived the default in exchange for the payment of $9,750 in principal owed on our term loan and the payment of an amendment fee of $225 to our senior lender. Our senior lender also waived payment of a prepayment penalty.

ITEM 5.    OTHER INFORMATION

Kelyn Brannon resigned her position as chief financial officer and secretary, with her last day being August 10, 2020. Effective August 11, 2020, James (Jay) A. Powers was appointed as the Company’s chief financial officer and secretary. Ms. Brannon will be available through December 31, 2020 to assist Mr. Powers with the transition of her duties and responsibilities.

Mr. Powers, age 58, has over 25 years of increasing levels of financial and accounting leadership experience, with over seven years as chief financial officer. Since June 2019, Mr. Powers has been employed as the chief financial officer of Roadwire, Inc. Prior to that, he owned his own business, Powering Financial Performance LLC, serving in interim chief financial officer roles for a number of businesses. He has also served as chief financial officer for Active Power, Inc, now known as P10 Holdings, Inc from May 2013 to December 2018. During the last two years, there have been no transactions or proposed transactions by the Company in which Mr. Powers has had or is to have a direct or indirect material interest, and there are no family relationships between Mr. Powers and any of the Company’s other executive officers or directors.

We have agreed to pay Mr. Powers an initial annual base salary of $260,000 for his services, which will be increased to $315,000 when the Company determines to reinstate its executive officers’ full salaries, which were reduced as a cost savings measure in connection with the Covid-19 pandemic.  In addition, in 2020, Mr. Powers will be eligible for a cash bonus based on the Company’s profitability and other determining factors. The target amount of his cash bonus is 50% of his annual base salary, which will be pro-rated from his start date of August 10, 2020. We also granted Mr. Powers 10,000 restricted stock units (RSUs) and options to purchase 75,000 shares of our common stock at an exercise price equal to the closing price of our common stock on August 10, 2020, the date of the grant. Such RSUs will vest as follows: 1/3 on the first anniversary date of the grant date and the remaining 2/3rds will vest over the following 2 year period in substantially equal quarterly installments. Such options will vest as follows: 1/3 on the first anniversary of the grant date and the remaining 2/3rds will vest over the following 2 year period in substantially equal monthly installments. The RSUs and options will be granted under, and be subject to the terms of, our 2018 Incentive Award Plan. In addition, we have agreed that if we terminate Mr. Powers for any reason other than gross misconduct, he will receive severance pay equal to three (3) months’ of his then current base salary, plus the employer’s portion of the health care premium for continuation coverage under COBRA, also for a period of three months, provided that he has executed a general release of claims.

Mr. Powers is expected to enter into our standard form of indemnification agreement and to be a participant in our Executive Change in Control Severance Plan. The form of indemnification agreement and our Executive Change in Control Severance Plan have been filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2017, and are incorporated herein in their entirety by reference.

In connection with her resignation and the transition of her duties and responsibilities to Mr. Powers, the Company has offered Ms. Brannon severance to include: (a) $131,968.36 of severance pay, and (b) the acceleration of the vesting of 30,011 stock options and 22,499 restricted stock units granted to Ms. Brannon during her employment with the Company. The Company’s offer of severance is subject to customary conditions, including the execution of a general release of claims. Pursuant to applicable law, Ms. Brannon has a period of twenty-one days to review our offer of severance.

Dollars reflected in this Item 5 are actual dollars, not thousands.

ITEM 6.     EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on June 2, 2020.

10.1

Amendment No. 2 To Third Amended and Restated Credit Agreement, dated April 24, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

10.2*

Amendment No. 3 To Third Amended and Restated Credit Agreement, dated June 30, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto.

10.3*	Waiver and Amendment No. 4 to Third Amended and Restated Credit Agreement and Amendment No. 2 to the Amended and Restated Guaranty and Security Agreement, dated August 10, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto.

10.4	Promissory Note dated April 15, 2020, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2020.

10.5**	2018 Incentive Award Plan, as amended, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14 A filed on April 27, 2020.

10.6**	Employee Stock Purchase Plan, as amended, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14 A filed on April 27, 2020.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith

** Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

August 10, 2020	By:	/s/ Patrick Goepel
Patrick Goepel
Chief Executive Officer

August 10, 2020	By:	/s/ Kelyn Brannon
Kelyn Brannon
Chief Financial Officer