Form 10-Q
period 2020-09-30
ASURE SOFTWARE INC
filed 2020-11-09
CIK 884144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, 15,907,302 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$12,939	$28,826
Accounts receivable, net of allowance for doubtful accounts of $885 and $904 at September 30, 2020 and December 31, 2019, respectively	5,220	4,808
Inventory	408	656
Prepaid expenses and other current assets	2,558	12,218
Total current assets before funds held for clients	21,125	46,508
Funds held for clients	199,306	137,935
Total current assets	220,431	184,443
Property and equipment, net	8,275	7,867
Goodwill	71,289	68,697
Intangible assets, net	62,055	63,850
Operating lease assets, net	6,837	6,963
Other assets, net	3,839	3,224
Total assets	$372,726	$335,044
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$10,794	$2,571
Accounts payable	1,009	1,736
Accrued compensation and benefits	3,305	3,424
Operating lease liabilities, current	1,779	1,575
Other accrued liabilities	791	6,556
Deferred revenue	3,585	5,500
Total current liabilities before client fund obligations	21,263	21,362
Client fund obligations	198,691	145,227
Total current liabilities	219,954	166,589
Long-term liabilities:
Deferred revenue	161	322
Deferred tax liability	362	336
Notes payable, net of current portion	12,908	24,142
Contingent purchase consideration	2,745	-
Operating lease liabilities, noncurrent	5,844	5,937
Other liabilities	656	139
Total long-term liabilities	22,676	30,876
Total liabilities	242,630	197,465
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 44,000 and 22,000 shares authorized; 16,225 and 16,098 shares issued, 15,900 and 15,714 shares outstanding at September 30, 2020 and December 31, 2019, respectively	163	161
Treasury stock at cost, 384 shares at September 30, 2020 and December 31, 2019	(5,017)	(5,017)
Additional paid-in capital	398,449	396,102
Accumulated deficit	(264,112)	(253,642)
Accumulated other comprehensive income (loss)	613	(25)
Total stockholders’ equity	130,096	137,579
Total liabilities and stockholders’ equity	$372,726	$335,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Recurring	$15,273	$17,014	$47,442	$53,429
Professional services, hardware and other	742	840	1,634	2,109
Total revenue	16,015	17,854	49,076	55,538
Cost of Sales	6,942	7,086	20,807	20,399
Gross profit	9,073	10,768	28,269	35,139
Operating expenses:
Sales and marketing	3,573	3,245	9,916	9,008
General and administrative	5,947	6,972	17,580	21,779
Research and development	1,805	1,271	4,356	3,561
Amortization of intangible assets	2,424	2,322	7,123	7,143
Total operating expenses	13,749	13,810	38,975	41,491
Loss from operations	(4,676)	(3,042)	(10,706)	(6,352)
Interest (expense) income and other, net	(408)	(2,712)	302	(8,495)
Loss from continuing operations before income taxes	(5,084)	(5,754)	(10,404)	(14,847)
Income tax (benefit) expense	(325)	(130)	71	512
Loss from continuing operations	(4,759)	(5,624)	(10,475)	(15,359)
Discontinued operations
Income from operations of discontinued operations	-	2,126	-	4,030
Income tax benefit	-	(142)	-	(112)
Gain on discontinued operations, net of taxes	-	2,268	-	4,142
Net loss	(4,759)	(3,356)	(10,475)	(11,217)
Other comprehensive income:
Unrealized gain on marketable securities	16	(4)	643	22
Foreign currency translation loss	-	(514)	-	(560)
Comprehensive loss	$(4,743)	$(3,874)	$(9,832)	$(11,755)

Basic and diluted loss per share from continuing operations
Basic	$(0.30)	$(0.36)	$(0.66)	$(0.99)
Diluted	$(0.30)	$(0.36)	$(0.66)	$(0.99)
Basic and diluted loss per share
Basic	$(0.30)	$(0.22)	$(0.66)	$(0.72)
Diluted	$(0.30)	$(0.22)	$(0.66)	$(0.72)
Weighted average basic and diluted shares
Basic	15,873,000	15,565,000	15,793,000	15,472,000
Diluted	15,873,000	15,565,000	15,793,000	15,472,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	15,714	$161	$(5,017)	$396,102	$(253,642)	$(25)	$137,579
Stock issued upon option exercise and vesting of restricted stock units	29	-	-	106	-	-	106
Share based compensation	-	-	-	438	-	-	438
Net loss	-	-	-	-	(1,767)	-	(1,767)
Other comprehensive income	-	-	-	-	-	65	65
Balance at March 31, 2020	15,743	$161	$(5,017)	$396,646	$(255,409)	$40	$136,421

Stock issued upon option exercise and vesting of restricted stock units	66	1	-	301	-	-	302
Stock issued, ESPP	32	-	-	157	-	-	157
Share based compensation	-	-	-	588	-	-	588
Net loss	-	-	-	-	(3,944)	-	(3,944)
Other comprehensive income	-	-	-	-	-	562	562
Balance at June 30, 2020	15,841	$162	$(5,017)	$397,692	$(259,353)	$602	$134,086

Stock issued upon option exercise and vesting of restricted stock units	59	1	-	50	-	-	51
Share based compensation	-	-	-	707	-	-	707
Net loss	-	-	-	-	(4,759)	-	(4,759)
Other comprehensive income	-	-	-	-	-	11	11
Balance at September 30, 2020	15,900	$163	$(5,017)	$398,449	$(264,112)	$613	$130,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	15,282	$157	$(5,017)	$391,927	$(283,643)	$(906)	$102,518
Stock issued upon acquisition	123	1	-	554	-	-	555
Share based compensation	-	-	-	611	-	-	611
Net loss	-	-	-	-	(2,894)	-	(2,894)
Other comprehensive income	-	-	-	-	-	267	267
Balance at March 31, 2019	15,405	$158	$(5,017)	$393,092	$(286,537)	$(639)	$101,057

Stock issued, ESPP	53	-	-	255	-	-	255
Stock issued upon option exercise and vesting of restricted stock units	93	1	-	466	-	-	467
Share based compensation	-	-	-	392	-	-	392
Net loss	-	-	-	-	(4,967)	-	(4,967)
Other comprehensive loss	-	-	-	-	-	(287)	(287)
Balance at June 30, 2019	15,551	$159	$(5,017)	$394,205	$(291,504)	$(926)	$96,917

Stock issued, ESPP	-	-	-	-	-	-	-
Stock issued upon option exercise and vesting of restricted stock units	35	1	-	28	-	-	29
Share based compensation	-	-	-	577	-	-	577
Net loss	-	-	-	-	(3,356)	-	(3,356)
Other comprehensive loss	-	-	-	-	-	(518)	(518)
Balance at September 30, 2019	15,586	$160	$(5,017)	$394,810	$(294,860)	$(1,444)	$93,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,475)	$(11,217)
Adjustments to reconcile loss to net cash (used in) provided by operations:
Depreciation and amortization	12,046	11,594
Amortization of debt financing costs and discount	348	1,178
Provision for (recovery of) doubtful accounts	317	(414)
Provision for deferred income taxes	26	468
Gain on modification of debt	(123)	-
Share-based compensation	1,733	1,580
Loss on disposals of fixed assets	55	83
Changes in operating assets and liabilities:
Accounts receivable	1,451	2,930
Inventory	137	(2,062)
Prepaid expenses and other assets	(766)	16
Accounts payable	(726)	(598)
Accrued expenses and other long-term obligations	(2,482)	217
Operating lease liabilities	(1,182)	-
Deferred revenue	(2,076)	148
Net cash (used in) provided by operating activities	(1,717)	3,923
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,994)	(7,443)
Acquisition of intangible asset	(1,823)	-
Purchases of property and equipment	(859)	(1,159)
Software capitalization costs	(1,904)	(3,207)
Net change in funds held for clients	(53,107)	48,361
Net cash (used in) provided by investing activities	(64,687)	36,552
Cash flows from financing activities:
Proceeds from notes payable	8,856	8,000
Payments of notes payable	(12,171)	(4,638)
Proceeds from revolving line of credit	-	8,000
Payments of revolving line of credit	-	(4,000)
Debt financing fees	(249)	(1,102)
Payments of finance leases	-	(102)
Net proceeds from issuance of common stock	616	496
Net change in client fund obligations	53,465	(49,964)
Net cash provided by (used in) financing activities	50,517	(43,310)
Effect of foreign exchange rates	-	(33)
Net increase (decrease) in cash and cash equivalents	(15,887)	(2,868)
Cash and cash equivalents at beginning of period	28,826	15,444
Cash and cash equivalents at end of period	$12,939	$12,576
Supplemental information:
Cash paid for:
Interest	$967	$6,581
Income taxes	3,469	31
Non-cash Investing and Financing Activities:
Subordinated notes payable –acquisitions	$-	$2,000
Equity issued in connection with acquisitions	-	555

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

In July 2020, we acquired certain assets of a payroll tax business. The initial Purchase price for the assets was $4.25 million, which we paid cash at closing. The seller will be paid additional consideration for the assets based on the trailing twelve-month revenue at each of April 30, 2021 and October 31, 2021. Contingent purchase consideration, if any, will generally be made by May 30, 2021 and December 30, 2021.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2020 and the results of operations, statements of changes in stockholders' equity for the three and nine months ended September 30, 2020 and September 30, 2019, and our statements of cash flows for the nine months ended September 30, 2020 and September 30, 2019.

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

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2020, we were not a party to any pending legal proceedings that are material to our business.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

As of September 30, 2020, and December 31, 2019, funds held for clients invested in available-for-sale securities consisting of government and commercial bonds, including mortgage-backed securities, amounted to $26,958 and $24,136, respectively. As of September 30, 2020, and December 31, 2019, funds held for clients invested in money market funds and other cash equivalents amounted to $37,265 and $48,500, respectively. Additionally, as of September 30, 2020, we had $8,248 of operating funds in money market funds, classified as cash equivalents. Cash equivalents as of December 31, 2019 were not material.

Investments classified as available-for-sale consisted of the following:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Funds Held for Clients (2)
Certificates of deposit	$8,844	$233	$-	$9,077
Corporate debt securities	9,438	288	-	9,726
Municipal bonds	7,561	101	(7)	7,655
US Government agency securities	-	-	-	-
Asset-backed securities	498	2	-	500
Total	$26,341	$624	$(7)	$26,958

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Funds Held for Clients (2)
Certificates of deposit	$8,828	$11	$-	$8,839
Corporate debt securities	6,883	6	(9)	6,880
Municipal bonds	6,383	6	(7)	6,382
US Government agency securities	1,000	-	-	1,000
Asset-backed securities	1,067	-	(32)	1,035
Total	$24,161	$23	$(48)	$24,136

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of September 30,  2020 and December 31, 2019, there were 74 and 53 securities, respectively, in an unrealized gain position and there were 1 and 18 securities, respectively, in an unrealized loss position. As of September 30, 2020, we had $7 in unrealized losses. As of December 31, 2019, these unrealized losses were less than $35 individually and $50 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At September 30, 2020 and December 31, 2019, none of these securities were classified as cash and cash equivalents on the accompanying condensed consolidated balance sheets.

Expected maturities of available-for-sale securities as of September 30, 2020 are as follows:

Expected Maturities	Amount

One year or less	$5,695
After one year through five years	21,263
After five years through 10 years	-
After 10 years	-
$26,958

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

In July 2020, we acquired certain assets of a payroll tax business. The initial Purchase price for the assets was $4.25 million, which we paid cash at closing. The seller will be paid additional consideration for the assets based on the trailing twelve-month revenue at each of April 30, 2021 and October 31, 2021. Contingent purchase consideration, if any, will generally be made by May 30, 2021 and December 30, 2021.  The payment of the contingent consideration paid will be contingent on certain thresholds set forth in the asset purchase agreement.  We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration.  There was no adjustment to the fair value of the contingent consideration at September 30, 2020.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$8,248	$8,248	$-	$-
Funds held for clients
Money market funds	37,265	37,265	-	-
Available-for-sale securities	26,958	-	26,958	-
Total	$72,471	$45,513	$26,958	$-

Liabilities:
Contingent purchase consideration	$-	$-	$-	$2,745

Total	$-	$-	$-	$2,745

	December 31, 2019
	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Funds held for clients
Money market funds	$48,500	$48,500	$-	$-
Available-for-sale securities	24,136	-	24,136	-
Total	$72,636	$48,500	$24,136	$-

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2020 and December 31, 2019, goodwill was $71,289 and $68,697, respectively, which is net of the $35,060 impairment loss recognized in the fourth quarter of 2019. The Company evaluates the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2020, there has been no impairment of goodwill based on the quantitative assessments performed by the Company.

The following table summarizes the changes in our goodwill:

Balance at December 31, 2019	$68,697
Acquisition	2,592
Balance at September 30, 2020	$71,289

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
Customer relationships	8.9	$83,111	$(26,575)	$56,536
Developed technology	6.6	12,001	(7,230)	4,771
Reseller relationships	7.0	853	(853)	-
Trade names	3.0	780	(254)	526
Noncompete agreements	5.2	1,032	(810)	222
	8.5	$97,777	$(35,722)	$62,055

	December 31, 2019
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
Customer relationships	8.9	$78,558	$(19,757)	$58,801
Developed technology	6.0	10,001	(6,004)	3,997
Reseller relationships	7.0	853	(853)	-
Trade names	3.0	780	(78)	702
Noncompete agreements	5.2	1,032	(682)	350
	8.5	$91,224	$(27,374)	$63,850

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses recorded in Operating Expenses were $2,424 and $2,322, for the three months ended September 30, 2020 and 2019, respectively. Amortization expenses recorded in Cost of Sales were $397 and $417 for the three months ended September 30, 2020 and 2019, respectively.

Amortization expenses recorded in Operating Expenses were $7,123 and $7,143, for the nine months ended September 30, 2020 and 2019, respectively. Amortization expenses recorded in Cost of Sales were $1,225 and $1,137 for the nine months ended September 30, 2020 and 2019, respectively. There is no impairment of intangibles during the nine months ended September 30, 2020 based on the qualitative assessment performed by the Company.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2020:

Calendar Years	Amount
2020 (September to December)	$2,803
2021	11,048
2022	10,514
2023	9,389
2024	9,162
Thereafter	19,139
$62,055

NOTE 5 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated:1

	Maturity	Stated Interest Rate	September 30, 2020	December 31, 2019
Subordinated Notes Payable – acquisitions	1/1/2021 – 7/1/2021	2.00% - 3.00%	$5,271	$7,185
PPP Loan – Pinnacle Bank	4/15/2022	1.00%	8,856	-
Term Loan – Wells Fargo Syndicate Partner	12/31/2024	5.25%	9,938	20,000
Total Notes Payable			$24,065	$27,185
Short-term Notes Payable			10,901	2,696
Long-term Notes Payable			$13,164	$24,489

(1)

Information presented in this table, the table that immediately follows and the last table in this footnote includes principal and interest due under the terms of a promissory note with Pinnacle Bank. This loan was issued to us in connection with the Paycheck Protection Program pursuant to Title I of the Coronavirus Aid, Relief and Economic Security Act. Under the terms of the Paycheck Protection Program, the principal balance and interest due under the promissory note will be forgiven if we meet certain conditions related to the use of the loan proceeds. Under the terms of our promissory note with Pinnacle Bank, we would begin making payments on this promissory note in November 2020; however, the Small Business Administration has issued guidance that defers all payments that would be owed on this loan until after the Small Business Administration makes a decision on our loan forgiveness application. While we expect that the entire loan will be forgiven, we cannot be certain that the Small Business Administration will grant forgiveness of our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to start making payments on the portion of the principal and interest that is not forgiven so that it will be fully repaid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank.

The following table summarizes the debt issuance costs as of the dates indicated:

	September 30, 2020
	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
Notes payable, current portion[1]	$10,901	$(107)	$10,794
Notes payable, net of current portion[2]	13,164	(256)	12,908
Total	$24,065	$(363)	$23,702

(1)

Net Notes Payable includes $5,379 of Gross Notes Payables and $0 Debt Issuance Cost and Debt Discount related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make any payments until the Small Business Administration has made a decision regarding our application for loan forgiveness.

(2)

Net Notes Payable, includes $3,477 of Gross Notes Payables and $0 Debt Issuance Cost and Debt Discount related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make payments until the Small Business Administration has made a decision regarding our application for loan forgiveness.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

	December 31, 2019
	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
Notes payable, current portion	$2,696	$(125)	$2,571
Notes payable, net of current portion	24,489	(347)	24,142
Total	$27,185	$(472)	$26,713

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2020:

Year Ending	Amount
2020 [1]	$1,001
2021 [1]	11,450
2022 [1]	2,489
2023	500
2024	8,625
Total	$24,065

(1)

Includes $8,856 of principal payments related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make any payments until the Small Business Administration has made a decision regarding our application for loan forgiveness. We expect to make our forgiveness application in the fourth quarter of 2020. Given this, we expect that payments we may owe, if any, would not start until second quarter of 2021.

Senior Credit Facility with Wells Fargo N.A.

In March 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders that are party thereto. The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions. In March 2014 and in connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets. The Credit Agreement has been amended and restated multiple times, with the most recent amendment and restatement effective December 31, 2019. As described below, the Credit Agreement was also amended, but not restated, on August 10, 2020.

Following the amendment and restatement on December 31, 2019, the Credit Agreement provided for $20,000 in term loans and a $10,000 revolver and provided for new applicable margin rates for determining the interest payable on loans and amended certain of our financial covenants, including adding a covenant based on achieving EBITDA of at least $3,750 for the three months ended March 31, 2020, $4,850 for the six months ended June 30, 2020 and $5,950 for the nine months ended September 30, 2020, which covenant was in lieu of a leverage covenant calculated at March 31, 2020, June 30, 2020 and September 30, 2020.

On July 7, 2020, our senior lender identified certain events of default under our Credit Agreement and reserved their rights to pursue their remedies as a result of the events of default. Then, on July 10, 2020, our senior lender issued a reservation of rights letter related to these events of default. The primary event of default that triggered the reservation of rights letter was our failure to achieve Minimum EBITDA of $3,750 for the first quarter ending March 31, 2020, as required under Section 7 of the Credit Agreement, which failure was a result of impacts to our business driven primarily by COVID-19. This covenant was set in December 31, 2019, before the Covid-19 pandemic and its possible effects on our business were known to our senior lender or us. The other events of default our lender identified were technical defaults resulting from the fact that we were either unaware that our senior lender was considering the failure to achieve Minimum EBITDA an event of default as of May 11, 2020 or because we were unaware that the senior lender was still requiring that we provide certain requested documents in connection with our banking relationship. Under the reservation of rights letter, the senior lender began accruing default interest from May 11, 2020.

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

On August 10, 2020, we entered into a waiver and amendment to our Credit Agreement and our Amended and Restated Guaranty and Security Agreement (the “Amendment”). The Credit Agreement now provides for $10,000 in term loans and a $5,000 revolver and required that we make a principal payment of $9,750 on our outstanding term loans and reduce future availability on our revolver by $5,000. The outstanding principal balance and all accrued and unpaid interest on the term loans is due on December 31, 2024. The Amendment provides for an accordion feature to our term loan that would allow us to borrow up to an additional $15,000 in term loans subject to certain conditions following the Covenant Conversion Date. The Amendment also reset our financial covenants. The Amendment does not require that we meet our fixed charge ratio or leverage ratio covenant until the Covenant Conversion Date. The Coverage Conversion Date is the earlier of August 10, 2022 or the date in which we have satisfied the fixed charge coverage ratio and leverage ratio for two consecutive reporting periods. Until such time, we are only obligated to comply with our minimum EBITDA and minimum recurring revenue covenants. We expect to be in compliance with these amended financial covenants over the next twelve months.

As of September 30, 2020, and December 31, 2019, no amount was outstanding and $4,500 and $10,000, respectively, was available for borrowing under the revolver.

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

The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments in monthly installments beginning after the Small Business Administration makes a decision on our forgiveness application. Based on current guidance from the Small Business Administration and assuming we file our forgiveness application in the fourth quarter of 2020, we would not expect to have a decision on our loan forgiveness application from the Small Business Administration until second quarter of 2021. To the extent any portion of the PPP Loan is not forgiven, the PPP Note matures on April 15, 2022.

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

Accumulated Other Comprehensive Income (Loss)

As of September 30, 2020, and December 31, 2019, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $885 were $5,220 at September 30, 2020.  Receivables from contracts with customers, net of allowance for doubtful accounts of $904 were $4,808 at December 31, 2019. As of September 30, 2020, one customer represented 3% of our net accounts receivable balance. No customers represented more than 10% of our net accounts receivable balance as of December 31, 2019.

Deferred Commissions

Deferred commission costs from contracts with customers were $3,530 and $2,697 at September 30, 2020 and December 31, 2019, respectively. The amount of amortization recognized for the three and nine months ended September 30, 2020 was $220 and $660, respectively and for the three and nine months ended September 30, 2019 was $428 and $1,018, respectively.

Deferred Revenue

During the three and nine months ended September 30, 2020, revenue of $259 and $3,652, respectively, and the three and nine months ended September 30, 2019, revenue of $429 and $2,643, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2020, approximately $24,537 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 65% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and nine months ended September 30, 2020 and 2019, there were no customers that individually represented 10% or more of consolidated revenue.

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

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

We record base rent expense under the straight-line method over the term of the lease. In the accompanying condensed consolidated statements of comprehensive loss, rent expense is included in operating expenses under selling, general and administrative expenses. The components of the rent expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$540	$552	$1,613	$1,694
Sublease income	(11)	(37)	(107)	(112)
Net rent expense	$529	$515	$1,506	$1,582

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% and 9% as of September 30, 2020 and December 31, 2019, respectively. The weighted average remaining lease term is five and six years as of September 30, 2020 and December 31, 2019, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2020 and 2019 follow:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,699	$1,743
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,052	$8,093

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

Year Ending December 31	Operating Leases
2020 (remainder)	$578
2021	2,354
2022	1,837
2023	1,142
2024	1,022
Thereafter	2,630
Total minimum lease payments	9,563
Less imputed interest	(1,940)
Total lease liabilities	$7,623

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

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 2,350,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have outstanding options to purchase 1,388,077 shares at a weighted average exercise price of $7.78. During the three and nine months ending September 30, 2020 we issued 123,500 and 668,000 of employee stock options, respectively. The weighted average exercise price of these awards was $6.86 and $6.46 for the three and nine months ended September 30, 2020, respectively, these awards will vest over a three-year period. We also had 497,913 outstanding restricted stock units as of September 30, 2020.

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

As of September 30, 2020, we had 1,104,614 shares available for grant pursuant to the 2018 Plan.

Share based compensation for our stock option plans for the three months ended September 30, 2020 and September 30, 2019 was $707 and $577, respectively and for the nine months ended September 30, 2020 and September 30, 2019 was $1,733 and $1,580, respectively. We issued 14,173 and 5,000 shares of common stock related to exercises of stock options for the three months ended September 30, 2020 and 2019, respectively. We issued 43,901 and 30,000 shares of common stock related to the issuance of vested restricted stock units for the three months ended September 30, 2020 and 2019, respectively.

NOTE 10 – DISCONTINUED OPERATIONS

In December 2019, we sold our Workspace Management business to FM:Systems for approximately $121,500 in cash. We used the proceeds to pay down debt. In July 2020, in connection with finalizing the working capital adjustment, we received the escrow funds. This transaction enabled us to focus on and continue to deliver our HCM solutions to small and mid-size businesses.

The table below reflects the operating results of the Workspace Management business reported as discontinued operations during the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenue	$6,705	$20,622

Income from discontinued operations	$2,126	$4,030
Income tax benefit	(142)	(112)
Income from discontinued operations, net of taxes	$2,268	$4,142

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

The table below reflects the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the Workspace Management business reported as discontinued operations during the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Depreciation and amortization	$511	$1,744
Provision for doubtful accounts	31	(103)
Share based compensation	3	112
Capital expenditures	(62)	(401)
Software capitalization	(300)	(716)

NOTE 11 – NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of approximately 1,859,000 and 2,063,000 shares for the three and nine months ended September 30, 2020 and 2019, respectively, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Loss from continuing operations	$(4,759)	$(5,624)	$(10,475)	$(15,359)
Income from discontinued operations	-	2,268	-	4,142
Net income (loss)	$(4,759)	$(3,356)	$(10,475)	$(11,217)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	15,873,000	15,565,000	15,793,000	15,472,000

Basic and diluted income (loss) per share
Loss per share from continuing operations	$(0.30)	$(0.36)	$(0.66)	$(0.99)
Income per share from discontinued operations	-	0.14	-	0.27
Income (loss) per share	$(0.30)	$(0.22)	$(0.66)	$(0.72)

ASURE SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 12 – SUBSEQUENT EVENTS

We evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2020, and events which occurred subsequent to September 30, 2020 but were not recognized in the condensed consolidated financial statements. Based on this evaluation, we have determined there were no subsequent events to report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report represent forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results of operations, levels of activity, economic performance, financial condition or achievements to be materially different from future results of operations, levels of activity, economic performance, financial condition or achievements as expressed or implied by such forward-looking statements. Asure has attempted to identify these forward-looking statements with the words “believe,” “estimate,” “continue," "seek," plan,” “expect,” "intend," “anticipate,” “may,” "will," “could” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe are reasonable as of the filing date of this report, they inherently are subject to certain risks and uncertainties. These risks and uncertainties include — but are not limited to — our ability to achieve or sustain profitability; the impact of COVID-19 on the US and global economy, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients; adverse changes in the economy, financial markets, and credit markets, including a continuing high unemployment rate and the impact of low interest rates on the interest we receive on our cash, cash equivalents and investments; delays or reductions in information technology spending;  the development of the market for cloud-based workplace applications; product development; market acceptance of new products and product improvements; changes in the forgiveness provisions for loans under the Paycheck Protection Program; our ability to retain or increase our customer base;  security breaches; errors, disruptions or delays in our services; privacy concerns and laws; changes in our sales cycle; competition, including pricing pressures, entry of new competitors, and new technologies; intellectual property enforcement and litigation; our ability to obtain additional capital; our ability to hire, retain and motivate employees; our ability to manage our growth; our ability to realize benefits from acquisitions; limited or single sources of supply of key components; the level of our indebtedness; changes in sales may not be immediately reflected in our operating results due to our subscription model; changes in U.S and foreign laws and regulations; changes in the Internet infrastructure; disruptions in computing and communication infrastructure; and changes in accounting standards. Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K for a further description of these and other factors. Asure is under no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

OVERVIEW

The following review of Asure’s financial position as of September 30, 2020 and December 31, 2019, and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Asure’s internet website address is http://www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission. Asure’s internet website and the information contained in our website or connected to our website is not incorporated into this Quarterly Report on Form 10-Q.

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

Recent Developments

The COVID-19 outbreak has disrupted businesses on a global scale. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as business shutdowns, quarantines, shelter-in-place orders and travel bans and restrictions. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses, especially SMBs. We expect a COVID-19 related decrease in customer demand across all our markets to negatively and materially impact our revenues for the remainder of 2020, with the most significant impact currently expected in the second and third quarters. We implemented cost-saving initiatives in the first quarter of 2020. In April 2020, we entered into a loan under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration in a principal amount of $8,856. In July 2020, we acquired certain assets of a payroll tax business.  We did not record any asset impairments or bad debt reserves related to COVID-19 during the first three quarters of 2020, but future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

($ in thousands)

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Gross margin	56.7	60.3	57.6	63.3
Sales and marketing	22.3	18.2	20.2	16.2
General and administrative	37.1	39.1	35.8	39.2
Research and development	11.3	7.1	8.9	6.4
Amortization of intangible assets	15.1	13.0	14.5	12.9
Total operating expenses	85.9	77.3	79.4	74.7
Interest expense and other, net	(2.5)	(15.2)	0.6	(15.3)
Loss from continuing operations before income taxes	(31.7)	(32.2)	(21.2)	(26.7)
Net loss from continuing operations	(29.7)	(31.5)	(21.3)	(27.7)

Revenue

Our revenue was derived from the following sources:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019		%
Recurring	$15,273	$17,014	$(1,741)	(10.2)
Professional services, hardware and other	742	840	(98)	(11.7)
Total	$16,015	$17,854	$(1,839)	(10.3)

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		%
Recurring	$47,442	$53,429	$(5,987)	(11.2)
Professional services, hardware and other	1,634	2,109	(475)	(22.5)
Total	$49,076	$55,538	$(6,462)	(11.6)

Total revenue represents our consolidated revenues, including sales of our payroll and tax services, time and attendance and human resource software, as well as complementary hardware devices to enhance our software products. Recurring revenue consists of cloud revenue, recurring HR consulting revenue, hardware as a service, maintenance and support revenue and interest earned on client funds. Professional services, hardware and other revenue consists of hardware revenue, on-premise software license revenue as well as installation services and other professional services revenue.  While revenue mix varies by product, recurring represents over 95% of total revenue.

Revenue for the three months ended September 30, 2020 was $16,015, a decrease of $1,839, or 10.3%, from $17,854 for the three months ended September 30, 2019, which excludes revenue from discontinued operations. Recurring revenue decreased primarily due to the impact of COVID and lower interest rates.

Revenue for the nine months ended September 30, 2020 was $49,076, a decrease of $6,462, or 11.6%, from $55,538 for the nine months ended September 30, 2019, which excludes revenue from discontinued operations. Recurring revenue decreased primarily due to the impact of COVID and lower interest rates.

Although our total customer base is widely spread across industries, our HCM sales are concentrated in small to mid-size businesses.  We continue to target small and mid-sized businesses across industries as prospective customers.  Geographically, we sell our HCM products primarily in the United States.

In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2020 was $9,073, a decrease of $1,695 or 15.7%, from $10,768 for the three months ended September 30, 2019. Gross margin as a percentage of revenue was 56.7% for the three months ended September 30, 2020 as compared to 60.3% for the three months ended September 30, 2019. Our decline in gross margin is primarily attributable to lower sales volumes, a growing investment in HCM service resources and personnel, maintaining COVID related tax codes, employment levels are also down due to COVID, a migration to secure cloud hosting services and an increase in the amortization of capitalized software costs.

Consolidated gross profit for the nine months ended September 30, 2020 was $28,269, a decrease of $6,870 or 19.6%, from $35,139 for the nine months ended September 30, 2019. Gross margin as a percentage of revenue was 57.6% for the nine months ended September 30, 2020 as compared to 63.3% for the nine months ended September 30, 2019. Our decline in gross margin is attributable to lower sales volumes, a growing investment in HCM service resources and personnel, maintaining COVID related tax codes, employment levels are also down due to COVID, increased amortization of capitalized software costs as well as migration to secure cloud hosting services.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries and related expenses for sales and marketing staff, including stock-based expenses, commissions, as well as marketing programs, which include events, corporate communications and product marketing activities.

Selling and marketing expenses for the three months ended September 30, 2020 were $3,573, an increase of $328 from $3,245 for the three months ended September 30, 2019. The increase in sales and marketing is primarily due to increased personnel costs as we focus on hiring direct sales personnel.  Sales and marketing expenses as a percentage of revenue increased to 22.3% for the three months ended September 30, 2020 from 18.2% for the same period in 2019.

Selling and marketing expenses for the nine months ended September 30, 2020 were $9,916, an increase of $908 from $9,008 for the nine months ended September 30, 2019, primarily due to increased personnel costs as we focus on hiring direct sales personnel.  Selling and marketing expenses as a percentage of revenue increased to 20.2% for the nine months ended September 30, 2020 from 16.2% for the same period in 2019.

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

General and administrative expenses for the three months ended September 30, 2020 were $5,947, a decrease of $1,025 from $6,972 for the three months ended September 30, 2019, primarily attributable to reduced personnel costs and reduced rent expenses associated with closures of certain facilities we had acquired due to acquisition.   General and administrative expenses as a percentage of revenue decreased to 37.1% for the three months ended September 30, 2020 from 39.1% for the same period in 2019.

General and administrative expenses for the nine months ended September 30, 2020 were $17,580, a decrease of $4,199 from $21,779 for the nine months ended September 30, 2019 primarily attributable to a reduction in professional fees that were incurred in the nine months ended September 30, 2019, as well as reduced rent expenses associated with closures of certain facilities we had acquired due to acquisition.  General and administrative expenses as a percentage of revenue decreased to 35.8% for the nine months ended September 30, 2020 from 39.2% for the same period in 2019.

We continue to drive efficiencies within our payroll operations and execute vendor rationalization with the sale of the Workspace Management business in the fourth quarter of 2019.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended September 30, 2020 were $1,805, an increase of $534, or 42.0%, from $1,271 for the three months ended September 30, 2019. The increase in R&D expense is primarily attributable to increased personnel costs as well as COVID-19 related initiatives in order to comply with the CARES Act legislation. R&D expenses as a percentage of revenues increased to 11.3% for the three months ended September 30, 2020 from 7.1% for the same period in 2019.

R&D expenses for the nine months ended September 30, 2020 were $4,356, an increase of $795, or 22.3%, from $3,561 for the nine months ended September 30, 2019. The increase in R&D expense is primarily attributable to increased personnel costs as well as COVID-19 related initiatives in order to comply with the CARES Act. R&D expenses as a percentage of revenues increased to 8.9% for the nine months ended September 30, 2020 from 6.4% for the same period in 2019.

We will continue to enhance our products and technologies through expansion of our technological resources by increasing headcount and development partnership, as well as through organic improvements and acquired intellectual property. We will continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. We believe that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies lays the groundwork for broader market opportunities and represents a key aspect of our competitive differentiation. Native mobile applications, common user interface, expanded web service integration and other technologies are all part of our initiatives.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform. We have also made significant investments outside of core R&D into compliance and certifications, including SOC I Type 2 and SOC II Type 2 certifications, GDPR, CCPA, and other initiatives.

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

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2020 was $2,424 an increase of $102 from $2,322 for the three months ended September 30, 2019. Amortization expense as a percentage of revenue was 15.1% and 13.0% for the three months ended September 30, 2020 and 2019, respectively.

Amortization expense for the nine months ended September 30, 2020 of $7,123 was consistent with amortization expense of $7,143 for the nine months ended September 30, 2019. Amortization expense as a percentage of revenue was 14.5% and 12.9% for the nine months ended September 30, 2020 and 2019, respectively.

Interest Expense and Other, net

Interest expense and other, net for the three months ended September 30, 2020 was a loss of $408 compared to a loss of $2,712 for the three months ended September 30, 2019. Interest expense and other as a percentage of revenue was at (2.5%) and (15.2%) for the three months ended September 30, 2020 and September 30, 2019, respectively.  Interest expense and other for the three months ended September 30, 2020 is composed of interest expense on notes payable. Interest expense and other for the three months ended September 30, 2019 is composed primarily of interest expense on notes payable.

Interest expense and other, net for the nine months ended September 30, 2020 was a gain of $302 compared to a loss of $8,495 for the nine months ended September 30, 2019. Interest expense and other as a percentage of revenue was at 0.6% and (15.3%) for the nine months ended September 30, 2020 and September 30, 2019, respectively.  Interest expense and other for the nine months ended September 30, 2020 is composed of income from the transition services agreement with FM:Systems in relation to the sale of the Workspace business in 2019, offset by interest expense on notes payable. Interest expense and other for the nine months ended September 30, 2019 is composed primarily of interest expense on notes payable.

Income Taxes

For the three months ended September 30, 2020 and 2019, we recorded an income tax benefit attributable to continuing operations of $(325) and $(130), respectively, an increase of $195, or 149.6%. For the nine months ended September 30, 2020 and 2019, we recorded an income tax expense attributable to continuing operations of $71 and $512, respectively, a decrease of $441, or 86.2%.

Loss From Continuing Operations

We incurred a loss from continuing operations of $4,759, or $0.30 per share, during the three months ended September 30, 2020, compared to a loss from continuing operations of $5,624, or $0.36 per share, during the three months ended September 30, 2019. Loss from continuing operations as a percentage of total revenues was 29.7% and 31.5% for the three months ended September 30, 2020 and 2019, respectively.

We incurred a loss from continuing operations of $10,475, or $0.66 per share, during the nine months ended September 30, 2020, compared to a loss from continuing operations of $15,359, or $0.99 per share, during the nine months ended September 30, 2019. Loss from continuing operations as a percentage of total revenues was 21.3% and 27.7% for the nine months ended September 30, 2020 and 2019, respectively.

We intend to continue to implement our corporate strategy for growing our software and services business by investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, including the effects of COVID-19, and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2020.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	September 30, 2020	December 31, 2019
Working capital	$477	$17,854
Cash and cash equivalents	12,939	28,826

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(1,717)	$3,923
Net cash (used in) provided by investing activities	(64,687)	36,552
Net cash provided by (used in) financing activities	50,517	(43,310)

Working Capital.  We had working capital of $477 at September 30, 2020, a decrease of $17,377 from working capital of $17,854 at December 31, 2019. Working capital as of September 30, 2020 and December 31, 2019 includes $3,585 and $5,500 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities.  Net cash used in operating activities of $1,717 for the nine months ended September 30, 2020 was primarily driven by a net loss of $10,475. Non-cash adjustments to our net loss by approximately $87 due to a reduction in the amortization of our deferred financing costs. Changes in operating assets and liabilities resulted in an increased use of cash of $6,295.

Investing Activities.  Net cash used in investing activities of $64,687 for the nine months ended September 30, 2020 is primarily due to the net change in funds held for clients and our acquisition of a payroll tax business during the quarter. Net cash provided by investing activities of $36,552 for the nine months ended September 30, 2019 is primarily due to the net change in funds held for clients offset by the acquisition from first quarter of 2019.

Financing Activities.  Net cash provided by financing activities was $50,517 for the nine months ended September 30, 2020, which primarily consisted of a net increase in client fund obligations of $53,465 and payments of notes payable of $12,171 offset by proceeds of notes payable of $8,856. Net cash used in financing activities was $43,310 for the nine months ended September 30, 2019. We incurred $8,000 of indebtedness, resulting in a source of cash. This was offset by debt financing fees of $1,102 and the net change in client fund obligations of $49,964.

Sources of Liquidity. As of September 30, 2020, Asure’s principal sources of liquidity consisted of approximately $12,939 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $4,500 available for borrowing under our Wells Fargo revolver.

Due to the effects of Covid-19 on our business, we were not in compliance with our minimum EBITDA financial covenant as of March 31, 2020. This covenant was set in December 31, 2019, before the Covid-19 pandemic and its possible effects on our business were known to our senior lender or us. On July 10, 2020, our senior lender issued a reservation of rights letter related to our failure to comply with the minimum EBITDA financial covenant, along with other technical defaults. See Part II, Item 3 for more information about this default and our senior lender’s reservation of rights letter. Following this default, we negotiated and entered a waiver and amendment to our Credit Agreement and our Amended and Restated Guaranty and Security Agreement (the “Amendment”) on August 10, 2020.

The Amendment reduced our facility from $30,000 to $15,000, consisting of $10,000 in term loans and a $5,000 revolver. As a result, we were required to make a principal payment of $9,750 on our outstanding term loans. The Amendment provides for an accordion feature to our term loan that would allow us to borrow up to an additional $15,000 in term loans subject to certain conditions following the Covenant Conversion Date, which is described below.

The Fourth Amendment also reset our financial covenants and added a new financial covenant for minimum recurring revenue.

The Amendment does not require that we meet our fixed charge ratio or leverage ratio covenant until the Covenant Conversion Date. The Coverage Conversion Date is the earlier of August 10, 2022 or the date in which we have satisfied the fixed charge coverage ratio and leverage ratio for two consecutive reporting periods. Until such time, we are only obligated to comply with our minimum EBITDA and minimum recurring revenue covenants.

In addition to the requirement that we pay $9,750 on our outstanding term loans, we were also required to pay our senior lender an amendment fee of $225. Our senior lender waived any prepayment penalty that would have otherwise been due on the $9,750 payment toward our term loan and agreed that we would not owe a prepayment penalty if we were to refinance our facility before December 31, 2021. Finally, as a condition to the amendment, our senior lender required that we agree to obtain lender consent for any acquisitions until the later of August 10, 2021 or the Covenant Conversion Date. Previously certain types of acquisitions were deemed permitted acquisitions, which did not require our lender’s consent. We do not anticipate an issue with obtaining consent from our lender for accretive acquisitions.

We had sufficient cash on hand to make the required payment of $9,750 in connection with the Fourth Amendment and expect to have enough cash on hand to meet our future business needs. Further, we expect to comply with our financial covenants in future quarters under the Credit Agreement, as amended by the Fourth Amendment.

Due to the effects of Covid-19 on our business and the related need to support our operations, we applied for and received a loan from Pinnacle Bank under the Paycheck Protection Program during the second quarter of 2020. Under the terms of our note with Pinnacle Bank, principal payments would have begun in November 2020. However, the Small Business Administration, who administers loans issued under the Paycheck Protection Program, has issued guidance, deferring all payments that would be owed on this loan until the Small Business Administration makes a decision on our loan forgiveness application. While we expect that the entire loan will be forgiven, we cannot be certain that the Small Business Administration will grant forgiveness of our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to begin repaying the portion of the principal and interest that is not forgiven such that it is fully paid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank. We intend to apply for forgiveness of this loan in the fourth quarter of 2020. Given this, we expect that payments we may owe, if any, would not start until second quarter of 2021. Under GAAP, we are required to report this entire loan as outstanding debt in our financial statements and further identify the current portion of this debt (e.g. amounts which would be payable in the next 12 months) with reference to the actual terms of our note with Pinnacle Bank. Notwithstanding how this loan is reported in our financial statements, we do not expect to make any payments on this note until at least second quarter of 2021, and then only to the extent that any portion of this note is not forgiven in accordance with the terms of the Paycheck Protection Program. Thus, we do not anticipate our obligations to Pinnacle Bank to have a material effect on our liquidity needs in the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of 2019, management reported a material weakness in the Company’s internal control over financial reporting.

Change in Internal Controls over Financial Reporting

Except for the remediation efforts on the material weakness from the fourth quarter of 2019 noted above, during the period ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2020, we were not party to any pending legal proceedings that are material to our business.

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

As a result of the COVID-19 pandemic, we temporarily closed our offices and several other impacted locations and implemented certain travel restrictions, both of which have begun to disrupt how we operate our business. We have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on our employees, partners and customers physical movement to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees, partners or customers attendance or productivity, our results of operations and overall financial performance may be harmed. Finally, as a result of  changes in the tax code such as the recent deferral of certain payroll tax obligations and the implementation of certain tax credits, we have had to devote more resources internally both  to monitor the impact of these changes on our clients and  ensure that our clients remain compliant with the federal, state and local tax jurisdictions.  In addition, there can be no assurance that additional tax changes will not require us to incur more expense.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

On July 7, 2020, our senior lender identified certain events of default under our Third Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association as Administrative Agent, the lenders that are party thereto and us, dated December 31, 2019 (the “Credit Agreement”) and reserved their rights to pursue their remedies under the Credit Agreement as a result of the events of default. Then, on July 10, 2020, our senior lender issued a reservation of rights letter related to these events of default. The primary event of default that triggered the reservation of rights letter was our failure to achieve Minimum EBITDA of $3,750 for the first quarter ending March 31, 2020, as required under Section 7 of the Credit Agreement, which failure was a result of impacts to our business driven primarily by COVID-19. The other events of default were technical defaults resulting from the fact that we were either unaware that our senior lender was considering the failure to achieve Minimum EBITDA an event of default as of May 11, 2020 or because we were unaware that the senior lender was still requiring that we provide certain requested documents in connection with our banking relationship. Under the reservation of rights letter, the senior lender accrued default interest from May 11, 2020, which we would have been required to pay on August 10, 2020. On August 10, 2020 we executed a waiver and amendment to the Credit Agreement, which is described in more detail under “Sources of Liquidity.” The amendment reset our financial covenants and waived the default in exchange for the payment of $9,750 in principal owed on our term loan and the payment of an amendment fee of $225 to our senior lender. Our senior lender also waived payment of a prepayment penalty in connection with the amendment.

ITEM 5.    OTHER INFORMATION

On November 6, 2020, James (Jay) A. Powers resigned his position as chief financial officer and secretary for family health reasons and not any disagreement with us on any matter related to our operations, policies or practices. We have not yet confirmed Mr. Powers’ last day with us, which will be dependent upon the need for Mr. Powers to provide us transition support. Solely for purposes of signing and providing the certifications required under this Form 10-Q, our chief executive officer, Patrick Goepel, was appointed principal financial officer and principal accounting officer. Effective November 9, 2020, John F. Pence was appointed as our chief financial officer and secretary. Following the filing of this Form 10-Q, Mr. Pence will serve as our principal financial officer and our principal accounting officer.

Mr. Pence, age 50, has 28 years of increasing levels of financial and accounting leadership experience. He is a certified public accountant licensed in the state of Texas. Mr. Pence was most recently the chief financial officer of Beneplace LLC. He has also served as chief financial officer and chief operating officer for Mobi Corp. from February 2010 to December 2017. Mr. Pence serves on the board of directors of Green Builders, Inc., a regional land development company. During the last two years, there have been no transactions or proposed transactions by the Company in which Mr. Pence has had or is to have a direct or indirect material interest, and there are no family relationships between Mr. Pence and any of the Company’s other executive officers or directors.

We have agreed to pay Mr. Pence an initial annual base salary of $250,000 for his services, which will be increased to $300,000 when the Company determines to reinstate its executive officers’ full salaries, which were reduced as a cost savings measure in connection with the Covid-19 pandemic.  In addition, in 2021, Mr. Pence will be eligible for a cash bonus based on the Company’s profitability and other determining factors. The target amount of his cash bonus is $150,000. Effective November 10, 2020, we granted Mr. Pence 10,000 restricted stock units (RSUs) and options to purchase 75,000 shares of our common stock at an exercise price equal to the closing price of our common stock on November 10, 2020. Such RSUs will vest as follows: 1/3 on the first anniversary date of the grant date and the remaining 2/3rds will vest over the following 2 year period in substantially equal quarterly installments. Such options will vest as follows: 1/3 on the first anniversary of the grant date and the remaining 2/3rds will vest over the following 2 year period in substantially equal monthly installments. The RSUs and options will be granted under, and be subject to the terms of, our 2018 Incentive Award Plan. In addition, we have agreed that if we terminate Mr. Pence for any reason other than gross misconduct, he will receive severance pay equal to three (3) months of his then current base salary, plus the employer’s portion of the health care premium for continuation coverage under COBRA, also for a period of three months, provided that he has executed a general release of claims.

Mr. Pence is expected to enter into our standard form of indemnification agreement and to be a participant in our Executive Change in Control Severance Plan. The form of indemnification agreement and our Executive Change in Control Severance Plan have been filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2017.

Charles Lathrop, Jr. informed our board of directors that he intends to resign as a director effective December 31, 2020. His decision to resign from our board was due to health reasons and not any disagreement on any matter related to our operations, policies or practices.

ITEM 6.     EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1 *

Asset Purchase Agreement among Asure Payroll Tax Management LLC, Payroll Tax Management, Inc., Financial Business Group Holdings, and Alden J. Blowers, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 13, 2020.

10.1* **	General Release and Separation Agreement between Asure Software, Inc. and Kelyn J. Brannon dated August 11, 2020 (filed herewith).

10.2

Waiver and Amendment No. 4 to Third Amended and Restated Credit Agreement and Amendment No. 2 to the Amended and Restated Guaranty and Security Agreement, dated August 10, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto, Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the six months ended June 30,2020.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements  (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

* Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

** Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: November 9, 2020	By:	/s/ Patrick Goepel
Patrick Goepel
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer