Form 10-K
period 2020-12-31
ASURE SOFTWARE INC
filed 2021-03-11
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the calendar year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 0-20008
ASURE SOFTWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 N Capital of TX Hwy, Suite 350 Austin, Texas (Address of Principal Executive Offices)	78746 (Zip Code)

(512) 437-2700
(Registrant’s Telephone Number, including Area Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ASUR	NASDAQ Capital Market
Series A Junior Participating Preferred Share Purchase Rights	N/A	N/A
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
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒         Smaller reporting company ☒          Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the 14,567,741 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was approximately $93,670,575. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
At March 8, 2021, there were 19,016,972 shares of the registrant’s Common Stock, $.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain written and oral statements made by management of Asure Software, Inc. and its consolidated subsidiaries ("we", "Asure", "our", "us") including in this Form 10-K may constitute "forward-looking" statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward looking statement” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections.
Examples of “forward looking statement” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section, factors discussed throughout Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as in our periodic filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance, or achievements. The information provided in this Form 10-K is based on facts and circumstances known as of the date of this report, and any forward-looking statements made by us in the Form 10-K speak only as of the date on which they are made.
We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
ITEM 1.    BUSINESS
GENERAL

We are a leading provider of cloud-based Human Capital Management (HCM) solutions delivered primarily as Software-as-a-Service (SaaS). We facilitate the growth of small and mid-sized businesses ("SMBs") by helping them (i) stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, (ii) allocate more resources to support growth rather than back-office overhead that suffocates growth, and (iii) build better teams with skills that get them to the next level.
Our vision is to become the most trusted HCM resource to entrepreneurs and managers by helping SMBs grow their businesses. Our solution strategy is driven by three primary challenges that prevent businesses from growing: human resources (HR) complexity, allocation of both human and financial capital, and the ability to build great teams. Our HCM suite, named AsureHCM®, includes cloud-based Payroll & Tax, HR, a Time & Attendance software, and HR Services ranging from HR projects to completely outsourcing payroll to HR consulting services.
Support and professional services are key elements of our value proposition and overall solution. In addition to state-of-the-art cloud solutions, hosted in Amazon AWS, and regular upgrades and releases, we provide clients easy access to our skilled support team. Our services and support representatives are knowledgeable not just in Asure’s solutions, but also about best practices and change management strategies in the payroll and HCM industry. Many of our staff have professional certifications in payroll (Certified Payroll Professionals, CPPs) and human resources (Professional in Human Resources, PHR, and Senior Professional in Human Resource, SPHR, certifications). From installation to training and post-live support, our professional services team delivers a proficient client experience on a national scale.
Our sales and marketing strategy targets SMBs through both direct and indirect channels. We are focused on less densely populated U.S. metropolitan cities where fewer competitors have a presence. We market directly to SMBs and their “trusted advisors,” including CPAs, regional banks, and benefits brokers. Through an indirect model, Reseller Partners pay us recurring monthly license fees to white label our solutions while providing value-add HCM services to their clients (our indirect clients). Reseller Partners are comprised of pure-play payroll providers focused on a geographic or industry niches and SMB’s trusted advisors (typically CPAs, regional banks, and benefits brokers).

We were incorporated in 1985 and our principal executive offices are located at 3700 N. Capital of Texas Highway, Suite 350, Austin, Texas 78746. Our telephone number is (888) 323-8835 and our website is www.asuresoftware.com. Information on our website is not part of this Annual Report on Form 10-K.
We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials or furnish them to the Securities and Exchange Commission.
SOLUTIONS
Our payroll and HCM solutions are designed to help companies grow. Companies use our solutions to more effectively address three primary challenges that prevent businesses from growing:
1.HR complexity - SMBs have a difficult time complying with the continually changing Federal, state and local tax, and labor laws. They also lack the technical staff and resources to maintain software, hosting, and integrations of proprietary payroll and HCM technology stacks. Most SMBs also need their human capital focused on growth (sales, marketing, product development, client service, etc.) rather than back-office staff that adds overhead and unnecessary complexity to running their business. Our solutions are primarily delivered in the cloud with no IT footprint or administrative back-office needed.
2.Allocation of human and financial capital - When it comes to growing a business, people and capital are scarce resources. We enable SMBs to allocate their headcount toward growth rather than IT or administrative back-office staff. Since Asure’s cloud solutions are primarily delivered as SaaS, clients are able to conserve cash by avoiding large upfront implementation and capital purchase expenses.
3.Building great teams - SMBs struggle to find and attract the talent needed to get to the next level because they lack the resources of large enterprises. Our HR solutions streamline the process of finding and onboarding employees. Furthermore, our HR Services help companies adopt the best practices in recruiting, developing, and retaining key staff.
With an emphasis on helping SMBs grow their businesses, our product team aims to create and deliver easy-to-use solutions that help simplify their business, better allocate resources, and build great teams. Our solutions are primarily recurring cloud-based solutions delivered as SaaS and HR services as well as professional services and hardware (time clocks and data collection devices).
Payroll and Tax. Asure Payroll & Tax is an integrated cloud-based solution that provides a foundation for our clients’ digital HR strategy. We automate all the complex and ever changing regulations associated with payroll and taxes in all U.S. jurisdictions - from wages, benefits, overtime, and garnishments to tips, direct deposits, Fair Labor Standard Act and federal, state, and local payroll taxes. Key capabilities include:
•Compliant payroll taxes;
•Maintain federal, state, and local tax rate tables;
•File taxes on client’s behalf timely and accurately according to agency regulations;
•File W-2 federal, states and local employer reporting timely and accurately in compliance with agency regulations;
•Affordable Care Act (ACA) compliance & reporting;
•General Ledger integration;
•Managed garnishments; and
•Employee self-service.
Human Resources. Asure HR’s cloud-based functionality handles HR complexities that SMBs face, including employee self-service so employees can access all their information (e.g., pay history and company documents). With Asure HR’s dashboard, clients have convenient single-system access to every facet of the employee’s lifecycle. This solution improves benefits management by syncing to carriers and integrating with employee self-managed enrollment and life-event change adjustments. Key capabilities include:
•Applicant tracking;
•Employee on-boarding;
•Benefits enrollment;
•Carrier feed connection; and
•Employee self-service.
Time and Attendance. Asure Time & Attendance is primarily cloud based and combines with our complementary hardware (time clocks and data collection devices) to provide cost savings and potential ROI gains in the form of a more strategic use of labor dollars and the elimination of time theft. Mobile time tracking helps executives better understand where and when their employees are working, providing insight into labor schedules and labor costs. With our mobile solution, employees can punch in and out from remote locations, as geo-positioning verifies the physical coordinates. Biometric time clocks, including facial recognition, reduce time theft and assists in the verification of the identities of workers. Automated system notifications, real-time dashboards, and flexible configuration options all work to streamline operations. Finally, employees, supervisors and executives have real-time access to data and business intelligence to optimize labor costing, improve labor scheduling, and control labor costs. Key capabilities include:
•FLSA and overtime compliance;
•Manage by exception;
•Time-off management;
•Error-Free Processing; and
•Time collection flexibility.
Human Resource Services. Asure provides three core levels of HR services, ranging from a cloud-based online compliance library, to on-demand call center for all HR questions, and to a fully outsourced HR function. Asure also supports discreet functions like payroll administration and the benefit enrollment process.
Data Integration. Asure’s solutions enable data integration with related third-party systems, such as 401(k), benefits, and insurance provider systems.
PRODUCT DEVELOPMENT
The HCM industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in client needs, and continual improvement in product performance characteristics. We strive to be cost-effective and timely in enhancing our innovative, cloud-based solutions, developing new innovative software that address the increasingly sophisticated and varied needs of growing businesses and anticipating technological advances while adhering to payroll and HCM industry standards. First-to-market mobile applications are a testament to our success in innovation.
Our development teams work closely with clients and sales and marketing teams to build solutions based on market requirements and client feedback. We also garner inputs from clients, competitive comparisons, and relevant technology innovations. Development teams are staffed with software developers, quality assurance engineers and support specialists. Specific roles include product owners, solutions architects, software engineers, software engineers in test, quality assurance analysts, technical writers, scrum masters, and usability designers.
Our research and development strategies are based on agile methodologies that foster continuous innovation and improvement with collaboration with stakeholders. The development team enhances the functionality of our solutions through continual improvement and new feature releases, with a focus on cloud-based solutions delivered as SaaS for growing businesses that struggle with complexity and Reseller Partners that need powerful back-office tools and scalable infrastructure. We continue to evaluate opportunities for developing new solutions that enable organizations to further streamline and automate HR tasks associated with growing their businesses. We seek to simultaneously allow organizations to improve their productivity while reducing the costs associated with those tasks.
SALES AND DISTRIBUTION
We sell our solutions through both direct and partner models. Prospective clients learn about Asure in a variety of ways, including advertising, web site searches, sales calls, public relations, referral channels, direct marketing, and social media. When prospective clients show an interest in Asure, they are connected with a sales representative, who works to close the sale, via Asure’s web site, phone, or a face-to-face meeting by discussing solutions that meet their needs. We track our marketing and sales activities to provide immediate insights into activities, leads and pipeline opportunities. Our account management teams also work with clients to promote and sell additional solutions that are relevant for each client. We supplement our direct sales efforts with partner programs. By working with partners, we gain access to opportunities in various geographic and industry niches.
Asure has two distinct levels of partners: Reseller Partners and Referral Partners.
Reseller Partners. Reseller Partners pay us recurring license fees to white label our solutions and then they focus on providing value-add services to their clients (our indirect clients). There are generally two types of Reseller Partners: regional payroll providers and SMB trusted advisors (CPA, regional banks, and benefit brokers). Regional payroll providers typically focus on a specific geographic area or industry. They have proven to be attractive alternatives for SMBs’ payroll and HCM needs versus national payroll companies that do not necessarily understand local needs of many businesses. Since trusted advisors are relied on by entrepreneurs and executives at SMBs to advise on payroll and HR decisions, white labeling our solutions allows them to provide additional solutions directly to their clients. This deepens their client relationships and grows their revenue.
Asure’s Reseller Partners are also the primary source of Asure’s acquisitions. Since they already white label Asure’s solutions, technology integration risk is lessened. By acquiring Reseller Partners, we gain a presence in specific geographic (typically less densely populated U.S. metropolitan cities) and industry niches. These acquisitions help Asure gain scale by assuming all of the Reseller Partner's revenue instead of just a recurring licensing fee (which is typically a small percentage of their total revenue). Reseller Partners can continue to license our solutions with the opportunity to expand their available solutions, or they can come under the Asure umbrella.
Referral Partners. Referral Partners are typically the aforementioned trusted advisors (e.g., regional banks, CPAs, and benefit brokers) that provide us with SMB leads but do not resell our solutions. Since SMBs rely on their trusted advisors to guide them in selecting payroll and HCM solutions, we have found this to be a fruitful source of leads. Referral Partners provide qualified leads that convert to clients at a higher rate than non-referral leads. We have been successful in nurturing some Referral Partners to become Reseller Partners over time as the referral relationships develop and they become more comfortable in the HCM space.

COMPETITION

The market for HCM solutions is rapidly evolving, highly competitive and subject to evolving technology, shifting client needs, and frequent introduction of new products and services. Our competitors range from regional payroll companies to large, well-established companies with multiple product offerings.

Competition in the HCM market is primarily based on product and service quality and reputation, scope of service, application offering and price. Price tends to be the most important factor of competition for our small business clients with fewer employees, while the range of features, implementation, and scalability is more important to our larger businesses.

We compete with companies that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but there is increased competition in the delivery of HCM cloud-based solutions by other Saas providers. Competitors in the HCM market tend to fluctuate, however, Asure’s main competitors are ADP, Paychex, Kronos, Paylocity, Paycor, Paycom, Ceridian, Namely, and Gusto. Primary competitors to Asure Time & Attendance include Kronos, Paychex, ADP, Replicon and Time Simplicity.
While Asure has the advantage of a flexible, easy to use, cloud-based, SaaS-delivered model, affordability and proven deployment methodology, Asure faces several competitive challenges:

•Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with large, dispersed field-based sales teams who meet and consult with prospects have an advantage. Vendors that approach the market in this manner include ADP, Paychex, Kronos, and Paylocity.
•National payroll processors with loss-leader products. Large brand and market share payroll processing vendors (such as ADP and Paychex) offer equivalent point solutions at little or no cost to prospects when they sign up for the first few months when in a competitive engagement because the short-term lost revenue is inconsequential compared with the long-term revenue they expect to receive over the next 8 to 10 years with that same client.
Some of our competitors, both current and future, may have greater financial, technical and marketing resources than us and therefore may be able to respond more quickly to new or emerging technologies and changes in client requirements. As a result, they may compete more effectively on price and other terms. Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance. We are actively taking measures designed to address competitive challenges, and clients tend to recognize the benefits of working with an established and publicly-traded partner versus a start-up or transitional vendor. However, we cannot ensure that we will be able to achieve or maintain a competitive advantage with respect to any of the competitive factors.
MARKETING
Our marketing strategy relies on a comprehensive integrated plan rooted in our business objectives. Our marketing plan includes four primary objectives: 1) build brand awareness, 2) develop lead generation programs that drive revenue, 3) launch products in a meaningful way, and 4) develop an infrastructure that supports and measures marketing activities. We deploy multi-faceted, omni-channel direct marketing programs to drive awareness, interest and revenue. Marketing vehicles include our web site, organic and paid search, advertising, public relations, direct marketing, events, social media, content marketing, reputation management, and other digital marketing tactics. Our marketing plan addresses growth and retention goals for key target audiences throughout the United States.
SALES ENABLEMENT

We continue to invest in sales enablement tools, processes, and best-practice training of our sales organization. We have implemented and continue to optimize an end-to-end lead generation process that generates leads from marketing activities, captures and tracks all digital click behavior of the lead in our marketing automation software and CRM, follow-up and take all leads through a qualification and disposition process that ends in a closed loop of either won/lost opportunities or leads that get passed back to marketing for further nurturing. Sales Enablement staff support sales with product training, client and prospect demonstrations, and marketing webinars as well as best practices in modern selling that leverages email, social media, and online video.
INDUSTRY REGULATION
Our business and solutions are subject to a wide range of complex laws and regulations. In addition, many of our solutions are designed to assist clients with their compliance with certain U.S. laws and regulations that apply to them, particularly in their capacity as employers under state and federal laws. Failure to comply with existing laws or regulations or anticipate and incorporate into our services new laws and regulations so that our services remain compliant could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Data privacy and security of data is subject to strict regulatory oversight and the laws governing the collection, processing and storage of personal and sensitive data differs from jurisdiction to jurisdiction and even differs based on the type of data collected, such as biometric data. We collect and process the personal and sensitive information of clients, clients of our Reseller Partners, employees of our clients and Reseller Partners, vendors and our own employees. Data that we process and store includes personally identifying information such as names, addresses, social security numbers, bank account information, and in the case of our time and attendance products, biometric data. We are therefore subject to compliance obligations under federal, state and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996, including the related security provisions, applies to our flexible spending account services. We are also subject to federal and state security, privacy and security breach notification laws with respect to personal and sensitive data as defined under such laws. Such state and federal laws include laws such as the California Consumer Privacy Act of 2018, as amended and the Illinois Biometric Information Privacy Act and rules and regulations promulgated under the Federal Trade Commission. We have a small number of end user clients located in the European Union using our time and attendance software and accordingly, the EU’s General Data Protection Regulation applies to the collection, processing and storage of applicable sensitive and personal data. In some instances, laws provide for civil penalties for violations as well as private rights of action for data breaches or other violations of the law. Moreover, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

As part of our payroll and payroll tax solutions, we move funds from clients’ accounts to employees, taxing authorities and other payees. Certain state regulators have recently expanded their interpretation of state money transmission and money service business statutes to include these standard payroll processing activities necessitating our registering in certain jurisdictions as a money transmitter. In addition, we are licensed as a payroll processor in jurisdictions requiring licensing of payroll processors. Our activities under these money transmission statutes are subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USAPATRIOT Act of 2000, including the know-your-client due diligence requirements and related reporting of suspicious activities to applicable authorities.

Many of our solutions assist clients in complying with certain U.S. laws and regulations that apply to them particularly in the human resources and employment law areas such as wage payment laws, state payroll tax filing and reporting, employee onboarding, and compliance with the IRS rules governing employers including tax withholdings, payroll tax filing and the preparation of Form W-2’s. Additionally, our HCM solutions help clients manage their compliance other laws including, most recently, the new Families First Coronavirus Response Act of 2020 and rules and regulations promulgated pursuant to The Coronavirus Aid, Relief, and Economic Security Act (Cares Act) of 2020. Additionally, our solutions help clients meet their obligations as a plan sponsor under COBRA, and sponsor and administer compliant Flexible Spending Account Plans and compliant Consumer Health Care Plans such as Health Savings Accounts and Health Reimbursement Accounts.
TRADEMARKS
We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office. Asure’s other core federally registered trademarks include AsureForce®, AsureHCM® and Evolution®.
EMPLOYEES
As of December 31, 2020, we had a total of 482 employees (471 of which are full-time employees) in the following departments:

FUNCTION	NUMBER OF EMPLOYEES
Research and development	70
Sales and marketing	98
Customer service and technical support	221
Finance, human resources and administration	93
Total	482
We continually evaluate and adjusts the size and composition of our workforce. We also periodically retain contractors to support our sales and marketing, information technology and administrative functions. None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. Additionally, we augment our workforce capacity in research and development and client service and technical support by contracting for services through third parties.

ITEM 1A.    RISK FACTORS
The following risk factors and other information included throughout this Form 10-K, including those risks identified in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” represent our view of some of the most important risks we face. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Refer to the cautionary note regarding forward-looking statements at the beginning of Part 1 of this Form 10-K.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:
•The COVID-19 pandemic has materially affected and will continue to materially affect how we and our clients operate our businesses;
•We have a history of losses, and we cannot be certain that we will achieve or sustain profitability;
•If our security measures, or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners are compromised or breached, our services may be perceived as not being secure, our brand could be damaged, our services may be disrupted, and customers may curtail or stop using our services, all of which could reduce our revenue and earnings, increase our expenses, and expose us to legal claims and regulatory actions;
•We identified a material weakness in our internal control over financial reporting as of December 31, 2019 and may identify additional material weaknesses in the future. If we fail to remedy our material weaknesses, or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
•The adoption of new or interpretation of existing money service business statutes and money transmitter statutes at the federal and state level could subject us to additional regulation and related expense and necessitate changes to our business model;
•Acquisitions and potential acquisitions of Reseller Partners' businesses could prove difficult to integrate, result in unknown or unforeseen liabilities, disrupt our business, dilute stockholder value and ownership and adversely affect our operating results and financial condition;
•If we are not able to develop enhancements and new features to our products, keep pace with technological developments or respond to future technologies, our business, operating results and financial results will be adversely affected;
•If we are unable to release timely updates to reflect changes in wage and hour laws, tax, privacy, benefit and other laws and regulations that our products help our clients address, the market acceptance of our products may be adversely affected and our revenues could decline;
•Our business depends substantially on clients renewing their agreements with us, purchasing additional products from us or adding additional users;
•Even if demand for HCM products and services increases generally, there is no guarantee that demand for SaaS products generally or our products in particular will increase to a corresponding degree, or at all;
•Client funds that we hold in trust are subject to market, interest rate, credit and liquidity risks and loss of these funds could have a material adverse effect on our business, financial condition and results of operations;
•The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected;

•Our clients could have insufficient funds to cover payments we have made on their behalf or credit that we have extended to them in connection with the services that we have provided, resulting in financial loss to us;
•The impairment of a significant portion of our goodwill and intangible assets would adversely affect our business, operating results and financial condition;
•If the Small Business Administration does not grant forgiveness of our loan under the Paycheck Protection Program, our business operations and cash flow likely will be adversely affected;
•Our failure to comply with existing laws and regulations or failure to comply with changing laws and regulations through modifications, developments, and enhancements to our products and services could have a material adverse effect on our business and results of operations;
•Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business;
•Our ability to make scheduled payments on or to refinance our existing indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control;
•Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in our loan agreement for our term loan and revolving credit facility or any restrictive covenants imposed by incurring additional debt;
•We may be subject to claims, lawsuits, governmental investigations and other proceedings that could adversely affect our business, financial condition and results of operations;
•We incur significant costs and liabilities as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives;
•We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our business;
•We may require additional capital to support business growth, and this capital may not be available on acceptable terms, or at all;
•If we lose key personnel, or are unable to attract and retain additional personnel as needed in the future, it could disrupt the operation of our business, delay our product development and harm our growth efforts;
•Evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet access may adversely affect our business, operating results and financial condition by increasing our expenditures and causing client dissatisfaction.
•If we fail to effectively manage such growth and change, our business, operating results and financial condition could be adversely affected;
•If we fail to adequately protect our proprietary rights, our competitive advantage and brand could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights;
•The use of open source software in our applications may expose us to risks and harm our intellectual property rights;
•We may be sued by third parties for infringement of their proprietary rights;
•Some of our key components are procured from a single or limited number of suppliers and we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components;
•Our common stock has traded in low volumes and we cannot predict whether an active trading market for our common stock will ever develop;
•Our stock price has been, and likely will continue to be, volatile;

•Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market by us or our existing stockholders could cause our stock price to fall;
•We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market price of our common stock for returns on equity investment;
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited;
•Provisions in our charter documents and under Delaware law, and our stockholder rights plan could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of our management and board of directors; and
•Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.
Risks Related to Our Business
The effects of the COVID-19 pandemic have materially affected and will continue to materially affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
As a result of the COVID-19 pandemic, we temporarily closed our office locations, introduced remote working for many of our employees that remains in effect, and implemented certain travel restrictions, all of which has caused disruptions to how we operate our business. Many of our customers are non-essential businesses within the meaning of applicable regulations that have been forced, in some jurisdictions, to temporarily suspend or greatly reduce operations resulting in a lay off or termination of workers, which has a direct impact on our revenue, as this results in a decrease in overall payroll spend by our customers. Additionally, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. The conditions caused by the COVID-19 pandemic have affected and may continue to affect the rate of IT spending and our customers' ability or willingness to attend our events or to purchase our offerings, our prospective customers' purchasing decisions, our ability to provide on-site consulting services to our customers and the provisioning of our offerings, and may lengthen payment terms, reduce the value or duration of our contracts, or affect attrition rates, all of which has and may continue to adversely affect our future sales, operating results and overall financial information.
Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on our employees', partners' and customers' physical movement to limit the spread of COVID-19. To the extent the COVID-19 pandemic has a substantial impact on our employees', partners' or customers' attendance or productivity, our results of operations and overall financial performance will likely be harmed. Finally, as a result of changes in the tax code such as the recent deferral of certain payroll tax obligations and the implementation of certain tax credits, we have had to devote more resources internally both to monitor the impact of these changes on our clients and ensure that our clients remain compliant with the federal, state and local tax jurisdictions. In addition, there can be no assurance that additional tax changes will not require us to incur more expense.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. We currently expect our business will continue to be adversely impacted by the COVID-19 pandemic.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
We have incurred losses since our inception. We experienced net losses from continuing operations of $16.3 million and $42.3 million in the fiscal years ended December 31, 2020, and 2019, respectively. At December 31, 2020, our accumulated deficit was $270.0 million and total stockholders’ equity was $145.7 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control, including the impact of the current environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut-down of businesses. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
If our security measures are breached, or unauthorized access to our clients' or their employees' sensitive data is otherwise obtained, our solution may not be perceived as being secure, clients may reduce the use of or stop using our solution, our ability to attract new clients may be harmed and we may incur significant liabilities.
Our solution involves the collection, storage and transmission of clients’ and their employees’ confidential and proprietary information, including personal identifying information, as well as financial and payroll data. HCM software is often targeted in cyber-attacks, including computer viruses, worms, phishing attacks, malicious software programs and other information security breaches, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our clients’ sensitive data or otherwise disrupt our clients’ or other third parties’ business operations. If cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our clients’ sensitive data may be compromised.
Certain of our employees have access to sensitive information about our clients’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.
Although we have security measures in place to protect client information and prevent data loss and other security breaches, these measures could be breached as a result of third-party action, employee error, third-party or employee malfeasance or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. While we currently maintain a cyber liability insurance policy, cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.
We identified a material weakness in our internal control over financial reporting as of December 31, 2019 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we are unable to remedy any material weaknesses identified in the future, or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected and we may be adversely affected.
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
Management has since implemented measures to remediate this material weakness, including: (i) review and changes to system access, (ii) organization re-alignment to improve and ensure segregation of duties and (iii) implementation of additional manual and IT controls.
The actions we have taken are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we believe the measures that we have implemented have remediated the material weakness, we cannot assure you that such measures will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we identify any additional material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected and we may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.
The adoption of new or interpretation of existing money service business statutes and money transmitter statutes at the federal and state level could subject us to additional regulation and related expense and necessitate changes to our business model.
The adoption of new money transmitter or money service business statutes in new jurisdictions, changes in regulators’ interpretations of existing statutes, or disagreement by regulators of our interpretation of such statutes or regulations could require additional registrations or licensing, limit certain of our business activities until we are properly licensed and expose us to financial penalties. These occurrences could also require change to the manner in which we conduct some aspects of our money movement business or client funds investment strategy. Although we maintain that we are not a money service business or money transmitter, we have proactively registered in some jurisdictions due to regulatory changes and have adopted an Anti-Money Laundering Policy and compliance program designed to mitigate the risk of our services and application being utilized for illegal purposes including money laundering and to assist in detecting fraud. Should other states or jurisdictions determine that that we are a money service business or money transmitter, we could be subject to civil and criminal fines, penalties, registration fees, cost of surety bonds or other security, reputational damage and other negative consequences that may have an adverse effect on our financial condition.

If our security measures are breached or if personal information of our direct or indirect clients or their employees is accessed or obtained, our HCM solution may not be perceived as being secure and we may suffer reputational damage, clients and resellers may not select or continue with our services or products and we may incur significant liabilities.
Asure HCM involves the collection, transmission, processing and storing of the personal information of our direct and indirect clients and their employees, including personally identifying information including social security numbers, banking information and payroll data. This type of data is highly sensitive and is regulated by laws in all jurisdictions governing the security and privacy of personal information. HCM software is a target in cyber attacks due to the sensitive nature of data being stored, accordingly, we could be subjected to viruses, phishing, worms or other malicious software programs and other information security breaches. In the event that such attacks were able to circumvent our own security processes, or if we did not detect an intrusion in time to stop such attack, such breach could result in loss, destruction, theft, or misuse of this information. In addition to malicious acts by third parties, unauthorized access to or breach of our systems could occur through employee error or employee malfeasance. Although we have security measures in place to prevent the possibility of breach or data loss, we may not be able to adequately anticipate and operationalize all preventative and protective measures necessary. While we maintain a cyber liability insurance policy, such policy may not be adequate to cover all losses and the cost of defending a lawsuit. Moreover, if a high profile security breach occurs with respect to another SaaS provider in our market, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones. Any actual or perceived breach of our security could damage our reputation, cause existing clients and resellers to terminate our services, prevent future clients from doing business with us and result in regulatory liability and third-party liability, any of which could adversely affect our business and results of operations.

We have acquired and plan to continue to acquire from time to time our Reseller Partners' businesses that have licensed our proprietary software either through stock acquisition or through an asset purchase of their client service agreements and related assets. These acquisitions could prove difficult to integrate, result in unknown or unforeseen liabilities, disrupt our business, dilute stockholder value and ownership and adversely affect our operating results and financial condition.
Acquisitions and investments involve numerous risks, including:
•potential failure to achieve the expected benefits of the combination or acquisition;
•difficulties in, and the cost of, integrating operations, technologies, services, platforms and personnel;
•diversion of financial and managerial resources from existing operations;
•the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;

•potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
•potential loss of key employees of the acquired company;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;
•increasing or maintaining the security standards for acquired technology consistent with our other services;
•potential unknown liabilities associated with the acquired businesses including regulatory noncompliance;
•negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;
•additional stock based compensation;
•the loss of acquired deferred revenue and unbilled deferred revenue;
•delays in customer purchases due to uncertainty related to any acquisition;
•ineffective or inadequate controls, procedures and policies at the acquired company;
•potential additional cybersecurity and compliance risks resulting from entry into new markets; and
•the tax effects of any such acquisitions.
Any of these risks could have an adverse effect on our business, operating results and financial condition.
In addition, our Third Amended and Restated Credit Agreement ("Third Restated Credit Agreement") restricts our ability to consummate acquisitions without the consent of our lender. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us, or at all, which may affect our ability to complete acquisitions or investments. If we finance acquisitions by issuing equity or convertible or other debt securities or loans, or issue equity as consideration for an acquisition, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligations related to, the incurrence of indebtedness.
If we are not able to develop enhancements and new features to our products, keep pace with technological developments or respond to future technologies, our business, operating results and financial results will be adversely affected.
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

If we are unable to release timely updates to reflect changes in wage and hour laws, tax, privacy, benefit and other laws and regulations that our products help our clients address, the market acceptance of our products may be adversely affected and our revenues could decline.
Our solutions are affected by changes in wage and hour laws, tax, privacy, benefit and other laws and regulations and generally must be updated regularly to maintain their accuracy, compliance and competitiveness. Although we believe our SaaS platform provides us with flexibility to release updates in response to these changes, we cannot be certain that we will be able to make the necessary changes to our solutions and release updates on a timely basis, or at all. Similarly, any compliance failure in our proprietary software and related internal processes will result in clients utilizing the affected services being out of compliance. Failure to provide a fully compliant SaaS solution could have an adverse effect on the functionality and market acceptance of our solutions and noncompliance could expose us and our clients to potential litigation, fines and penalties. Changes in laws and regulations may require us to make significant investments in modifying and improving our products or delay or cease sales of certain products, which could result in reduced revenues or revenue growth and our incurring substantial expenses and write-offs.
Our business depends substantially on clients renewing their agreements with us, purchasing additional products from us or adding additional users. If our customers do not renew their agreements with us or reduce the services purchased, our revenue will decline and our business, operating results and financial condition may be adversely affected. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets, which may adversely affect the market price of our common stock.
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users.
Our customers have no obligation to renew their agreements after the expiration of their agreement, and in the normal course of business, some customers have elected not to renew. Even if customers elect to renew, they may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. It is difficult to predict attrition rates given our varied customer base of enterprise, varied sizes of our customers and the number of multi-year subscription contracts. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels.
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
The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions, and include (i) enterprise-focused software providers, such as Ultimate Software Group, Inc., MasterTax, and Ceridian Corporation, (ii) payroll service providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc. and (iii) other regional providers, and HCM point solutions, such as Cornerstone OnDemand, Inc.
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
Our payroll processing service involves moving significant funds from our clients’ account to employees and taxing authorities. We debit our clients’ accounts prior to disbursements; however, due to ACH banking regulations, funds previously credited to our accounts could be reversed after our payment of amounts due to employees and taxing authorities. Therefore the risk exists that a client’s funds will be insufficient to cover the amount paid on its behalf. Should such clients default on their obligations, we might be required to advance substantial funds to cover such obligations. Additionally, we may be the target of deliberate fraud with fraudsters attempting to exploit the payroll payment process by posing as legitimate businesses and deliberately underfunding their payroll obligations. If required to advance substantial amounts of funds to cover payment obligations of our clients, we may need to seek additional sources of short-term liquidity, which may not be available on reasonable terms, which could have a material, adverse effect on our business, financial condition and results of operations.
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
We perform credit evaluations of our customers’ financial condition and follow the terms of our AML BSA program to verify clients and their beneficial owners. However, our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with timely and accurate financial information or if their situations change after we evaluate their credit. While we attempt to monitor these situations carefully, adjust our allowances for doubtful accounts as appropriate and take measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our financial condition.

If the banks that currently provide ACH and wire transfers fail to properly transmit ACH, exit the payroll industry, or terminate their relationship with us or limit our ability to process funds or we are not able to increase our ACH capacity with our existing and new banking partners, our ability to process funds on behalf of our clients and our financial results and liquidity could be adversely affected.
We currently have agreements with banks and third party ACH processors to execute ACH and wire transfers to support our client payroll, benefit and tax services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our financial results and liquidity.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would adversely affect our business, operating results and financial condition.
As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 27% of the total assets on our balance sheet as of December 31, 2020. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. In 2019, we recorded an impairment of goodwill amounting to $35,060, which was reflected as an operating expense in our consolidated statements of comprehensive income (loss). In addition, any future impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.
If the Small Business Administration does not grant forgiveness of our loan under the Paycheck Protection Program, our business operations and cash flow likely will be adversely affected, and we may be limited in our ability to grow our operations until the unforgiven portion of this loan is repaid.
On April 15, 2020, we received a loan in the aggregate principal amount of $8,856 (the “PPP Loan”) from Pinnacle Bank pursuant to the Paycheck Protection Program under Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan bears interest at a fixed rate of 1.00% per annum and matures on April 15, 2022.
Under the terms of the Paycheck Protection Program, the principal balance and interest due under the promissory note will be forgiven if we meet certain conditions related to the use of the loan proceeds. While we expect that this loan will be forgiven, we cannot be certain that the Small Business Administration (“SBA”) will grant forgiveness of our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to start making payments on the portion of the principal and interest that is not forgiven so that it will be fully repaid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank. Amendments to the terms of our PPP Loan are subject to the consent of our senior lender. We filed our initial forgiveness application in December 2020 and completed our application in early February 2021. We do not expect to have a decision from the SBA regarding the forgiveness of the PPP Loan until sometime in the second quarter of 2021.
If the portion of the PPP Loan that is not forgiven (the “Unforgiven Debt”) exceeds $3,250 or requires monthly payments of principal and interest in excess of $185, it is likely we will be in default under our Third Restated Credit Agreement unless we obtain a waiver from our senior lender or are otherwise able to negotiate acceptable terms with our senior lender and Pinnacle Bank. In the event our senior lender requires us to make a prepayment on the Unforgiven Debt or on any outstanding loans with our senior lender, our cash flow and business likely will be adversely affected.
Finally, in addition to the potential effects of the Unforgiven Debt on compliance with the terms of our third amended and restated credit agreement, the monthly principal and interest payments on the Unforgiven Debt may negatively affect our ability to grow our operations, service other indebtedness, including the indebtedness under our credit facility with our senior lender or owed to sellers in connection with prior acquisitions, or integrate complementary acquisitions. The Unforgiven Debt, if any, could cause the price of our common stock to decline and otherwise have a negative impact on our operations.

Our failure to comply with existing laws and regulations may result in adverse effects on our business, service and financial condition and failure to comply with changing laws and regulations through modifications, developments, and enhancements to our products and services could have a material adverse effect on our business and results of operations.

Our services are subject to various laws and regulations including COBRA, HIPAA, laws and regulations promulgated by state wage and hour authorities and anti-money laundering regulations. Failure to comply with the multiple laws and regulations that impact us may result in civil liability from our clients for noncompliance, regulatory fines, and loss of reputation in the event of a public regulatory investigation or consent order or civil lawsuit. Moreover, many of our solutions are designed to assist our clients with their compliance with myriad government regulations and laws that continually change. For example, regulatory changes in 2020 in response to the COVID pandemic necessitated multiple product modifications to accommodate changes relevant to the collection and remittance of payroll tax, including payroll tax deferments. The introduction of new regulatory requirements or changes in interpretation of existing laws or regulations could increase our cost of doing business. As with the development changes necessitated with new regulations in response to COVID, changing regulatory requirements may require the introduction of new applications or enhancements, or may make new modifications or new applications more expensive or could prevent the introduction of new applications. Changes in laws could also impact applications under development, rendering them in applicable or obsolete mid development which could result in wasted time and development money. Any failure to anticipate and respond to these legal regulations and changes and provide tools and applications to solve for these changes in a timely fashion could adversely affect our reputation and affect our business and results of operations.

Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business.

Our products are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy. The regulatory framework for privacy issues is rapidly evolving and will remain uncertain as more jurisdiction adopt laws and regulations regarding the collection, processing, storage and disposal of personal information. In the United States, the laws include regulations promulgated by the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, state data breach notification laws, and state security and privacy laws such as the California Consumer Privacy Act (CCPA) and the Illinois Biometric Information Privacy Act (IBIPA) governing biometric data. Some of these laws, such as the CCPA and IBIPA, grant consumers private right of actions for data breaches or violations as applicable. Additionally, because some of our Reseller clients have clients in the European Union utilizing Asure’s Time and Attendance product, the GDPR may impact our processing of certain client and client employee information. Failure to comply with laws, including security and privacy laws, could subject us to liability, fines, lawsuits and could require us to change our applications in order to comply. Evolving privacy requirements could also reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations.

In addition to governmental regulation, self-regulatory standards may place additional burdens on us. Many of our customers expect us to meet voluntary certification or other standards established by third parties as well as other audited measures and controls. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.

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

Our services involve the collection, transmission, processing and storing of our Reseller Partner’s clients and our direct clients proprietary and other sensitive data, including personally identifiable information about employees, financial information, banking information, HIPAA data with respect to our consumer health care administration services, and other personal information. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our information technology systems, our customers’ data or our data, including our intellectual property and other confidential business information. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, their customers’ data, our data or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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
Our Third Restated Credit Agreement with Wells Fargo Bank, N.A. provides for a term loan and revolving credit facility that contains restrictive covenants, including restrictions on our ability to pay dividends to stockholders, as well as requirements to comply with certain leverage ratios and other financial maintenance tests and stringent requirements around regulatory compliance. These restrictive covenants and requirements limit the amount of borrowings that are available to us. The Third Restated Credit Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
We may be required to incur further debt to meet future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business.
If we incur additional debt, we may be subject to the following risks:
•our vulnerability to adverse economic conditions may be heightened;
•our flexibility in planning for, or reacting to, changes in our business may be limited;
•our debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•higher levels of debt may place us at a competitive disadvantage compared to our competitors or prevent us from pursuing opportunities;
•covenants contained in the agreements governing our indebtedness may limit our ability to borrow additional funds and make certain investments;
•a significant portion of our cash flow could be used to service our indebtedness; and

•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired.
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
We rely on hosted infrastructure partners, such as Amazon Web Services ("AWS") and to a lesser extent, Data Center providers, to provide third-party hosted environments for our applications. While we control and have access to our servers and all the components of the networks that are located in our hosted environments, we do not control the operations of these facilities. The owners of such facilities have no obligation to renew their agreements with us on commercially reasonable terms. If we are not able to renew these contracts on commercially reasonable terms, we may be required to transfer our servers and other infrastructure to new data facilities, and we may incur significant costs and possible service interruption in doing so. We may not have adequately distributed our systems within our hosted infrastructure partner's environment to prevent in any regional disruption or interference at our hosted infrastructure partners from adversely impacting our operations and our business.
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our HCM software through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we rely on third-party data center hosting facilities and the expertise of members of our engineering and software development teams for the continued performance of our software. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:
•human error;
•security breaches;
•telecommunications outages from third-party providers;
•computer viruses;
•acts of terrorism, sabotage or other intentional acts of vandalism, including cyber attacks;
•unforeseen interruption or damages experienced in moving hardware to a new location, including government-imposed travel restrictions;
•fire, earthquake, flood, the spread of major epidemics (including coronavirus) and other natural disasters; and
•power loss.
Although we generally back up our client databases hourly, store our data in more than one geographically distinct location at least weekly, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or other failures of our computing infrastructure, clients may not be able to access their data for lengthy periods of time and it is possible that client data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our software.

We may be adversely affected by failure of third parties in providing their services.

We rely on multiple third-party service providers to provide services to our clients as part of our service offerings. Service providers include for example our banking and ach transaction partners, mail services, outsourced consumer health care administration service providers, and Amazon Web Services hosting services. Failure of these providers to deliver their services in a compliant, timely manner could result in material disruption to our business, result in reputational damage, expose us to greater liability from our clients than we can recover from the third parties, any of which may adversely affect our results of operations.

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
In the last twelve months, we have experienced turnover within our finance team. If we are unable to retain and successfully integrate their replacements in our business, it could have a material adverse effect on our business and the reliability of our financial statements.
Our future performance depends largely on our ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced individuals, specifically in our finance function. In the last year, we had significant turnover in our finance and accounting team, including the executive, tax, SEC reporting, treasury and audit functions and we also had a new chief financial officer and corporate controller, thereby resulting in a lack of institutional knowledge as to our financial operations. While none of these former employees left us due to any disagreement with management over the financial statements, the loss of these individuals impacts the continuity of our financial reporting and related internal controls. If we are unable to retain and successfully integrate the current employees serving in these roles, it could have a material impact on our business and financial results.

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

The use of open-source software in our applications may expose us to risks and harm our intellectual property rights.

The use of open-source software in our products may expose us to additional risks and harm our intellectual property rights. There have been claims in the past challenging the ownership of open-source software against companies that incorporate such software into their products or applications. As a result we could be subject to intellectual property related claims around ownership rights to what we believe to be open-source software. In addition, if we were to combine our applications with open-source software in a certain manner, we could, under certain of the open-source licenses, be required to release the source code of our applications. If we inappropriately use open-source software, we may be required to redesign our applications, discontinue the sale of our applications or take other remedial actions, which could adversely impact our business, operating results or financial condition.

Inability to maintain the third-party licensed software we use in our applications at the current costs could result in increased costs or reduced service levels, which could adversely affect our business.

We use certain third-party software in our applications that we obtain from other companies and will continue to rely on such third party software. If we were required to find alternatives to such software for whatever reason, it may be expensive to replace, and could require significant investment of time and resources to find alternatives and integrate with our software. Additionally, error or issues in that software could adversely affect our own software and errors or defects may not be readily apparent to use, resulting in a failure of our applications.

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
Some of the key components used to manufacture our products, such as the AsureForce® time clocks and air clocks, come from limited or single sources of supply. We do not have contractual commitments or guaranteed supply arrangements with our suppliers. As a result, we are subject to the risk of shortages and long lead times in the supply of our components or products. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.
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
As of December 31, 2020, we had federal net operating loss carryforwards of approximately $48,435 and research and development credit carryforwards of approximately $3,579, which begin expiring in 2021. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. In the event that it is determined that we have in the past experienced ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, operating results, and financial condition.
Risks Related to Our Securities
Our common stock has traded in low volumes. We cannot predict whether an active trading market for our common stock will ever develop.
Historically, our common stock has experienced a lack of trading liquidity. In the absence of an active trading market:
•an investor may have difficulty buying and selling our common stock at all or at the price one considers reasonable; and
•market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.
Our stock price has been, and likely will continue to be, volatile.
The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2019, the Nasdaq closing price of one share of our common stock fluctuated from a low of $4.90 to a high of $10.00. During the fiscal year ended December 31, 2020, the Nasdaq closing price of one share of our common stock fluctuated from a low of $5.08 to a high of $9.08. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:
•announcements regarding the results of expansion or development efforts by us or our competitors;
•announcements regarding the acquisition of businesses or companies by us or our competitors;
•technological innovations or new products and services developed by us or our competitors;
•changes in domestic or foreign laws and regulations affecting our industry
•issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;
•changes in financial or operational estimates or projections;
•additions or departure of our key personnel;
•actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and
•political or economic uncertainties, including the impact of the coronavirus and other developments on equity trading markets.
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
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise capital through the sale of equity securities in the future at a time and at a price that we deem appropriate. As of March 8, 2021, we had 19,016,972 shares of common stock outstanding.

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
On October 28, 2009, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A junior participating preferred stock of the Company (the “Preferred Stock”), at a price of $11.63 per one thousandth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date referred to below. The description and terms of the Rights are set forth in the Second Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company LLC, dated as of April 17, 2019, which extended the expiration date of the Rights to October 28, 2022.
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
Our restated certificate of incorporation, as amended, and third amended and restated bylaws, as amended, contain provisions that could have the effect of delaying or preventing changes in control or changes in our management or our board of directors. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•in addition to our current stockholder rights plan, the ability of our board of directors to further issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the requirement that a special meeting of stockholders may be called only by the Chairman of the board of directors, the Chief Executive Officer or the Secretary at the request of the board of directors or upon the written request, stating the purpose of the meeting, of stockholders who together own of record 10% of the outstanding shares of each class of stock entitled to vote at such meeting, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal offices are located in Austin, Texas where we occupy approximately 15,000 square feet of office space under one operating lease that expires in July 2022. We also lease office suites in California, Florida, Nebraska, New York, North Carolina, Tennessee, Vermont, and Washington.
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
DIVIDENDS
We did not pay cash dividends on our common stock during fiscal years 2020 and 2019.  We presently intend to continue a policy of retaining earnings for reinvestment in our business, rather than paying cash dividends. In addition, our Third Restated Credit Agreement contains limitations on our ability to pay dividends and make other distributions.
HOLDERS
As of March 8, 2021, we had approximately 254 stockholders of record of our common stock.
UNREGISTERED SALE OF EQUITY SECURITIES
There were no unregistered sales of equity securities by us during the year ended December 31, 2020.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2020 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Nonvested RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3)
Equity Compensation Plan Approved by Stockholders (1)	1,713	$7.92	1,244
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	1,713	$7.92	1,244
(1)Consists of stock option awards granted under the 2009 Equity Incentive Plan and stock option and restricted stock unit awards granted under our 2018 Incentive Award Plan, which plan replaced our 2009 Equity Incentive Plan.
(2)Our stockholders have previously approved our existing equity compensation plan.
(3)In December 2019, we offered to exchange certain outstanding options to purchase shares of our common stock previously granted under our prior and current equity incentive plans that have an exercise price per share higher than the greater of $8.50 or the closing trading price of our common stock on the offer expiration date for new restricted stock units. Subsequent to December 31, 2019, 280,500 additional shares became available for issuance as a result of the exchange.
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
We have attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “will,” “could,” “should” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe reasonable as of the filing date of this Report, they inherently are subject to certain risks and uncertainties.  Additionally, we are is under no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

Overview
We are a leading provider of cloud-based Human Capital Management (HCM) solutions, delivered as software-as-a-service (SaaS) for small and mid-sized businesses (SMBs). From recruitment to retirement, our solutions help more than 80,000 SMBs across the United States grow their businesses. About 10,000 of our clients are direct and the approximately 70,000 remaining are indirect as they have contracts with Reseller Partners that white label our solutions.
We strive to be the most trusted HCM resource to entrepreneurs and are focused on less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. Our solution strategy solves three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We have invested in, and we intend to continue to invest in, research and development to expand our solutions. Asure HCM, our user-friendly solution, reduces the administrative burden on employers and increases employee productivity while managing the complete employment lifecycle. The primary functions of our solutions address:
•Payroll and Tax - Asure Payroll & Tax is an integrated cloud-based solution that provides a foundation for our clients’ digital HR strategy. We automate all the complex and ever-changing regulations associated with payroll and taxes in all U.S. jurisdictions - from wages, benefits, overtime, and garnishments to tips, direct deposits, Fair Labor Standard Act ("FLSA"), and federal, state, and local payroll taxes.
•Human Resources - Asure HR’s cloud-based functionality handles HR complexities that SMBs face, including employee self-service so employees can access all their information (e.g., pay history and company documents). With Asure HR’s dashboard, clients have convenient single-system access to every facet of the employee’s lifecycle. This solution improves benefits management by syncing to carriers and integrating with employee self-managed enrollment and life-event change adjustments.
•Time and Attendance – Asure Time & Attendance is primarily cloud based and combines with complementary hardware (time clocks and data collection devices) to provide cost savings and potential ROI gains in the form of a more strategic use of labor dollars and the elimination of time theft. Mobile time tracking helps executives better understand where and when their employees are working, providing insight into labor schedules and labor costs. With our mobile solution, employees can punch in and out from remote locations, as geo-positioning verifies the physical coordinates. Biometric time clocks, including facial recognition, reduce time theft and help combat "buddy punching." Automated system notifications, real-time dashboards, and flexible configuration options all work to streamline operations. Finally, employees, supervisors and executives have real-time access to data and business intelligence to optimize labor costing, improve labor scheduling, and control labor costs.
•HR Services - Our recurring HR Services allows clients to focus on running their businesses because we take responsibility for all of the traditional payroll and HR functions. We provide three core levels of HR services, ranging from a cloud-based online compliance library, to an on-demand call center for all HR questions, and to a fully outsourced HR function. We also support discreet functions like payroll administration and the benefit enrollment process.
•Data Integration - Our solutions also enable data integration with related third-party systems, such as 401(k), benefits, and insurance provider systems.

In addition to state-of-the-art platforms that are hosted in Amazon AWS and regular upgrades and releases, we provide clients with easy access to our skilled support team. Our services and support representatives are knowledgeable not just in the Asure solution, but also about best practices and change management strategies in the payroll and HCM industry. Many of Asure’s staff have professional certifications in payroll (Certified Payroll Professionals, CPPs) and human resources (Professional in Human Resources, PHR, and Senior Professional in Human Resource, SPHR, certifications). From installation to training and post-live support, our professional services team delivers a proficient client experience on a national scale.
We sell our solutions through both direct and partner models. Prospective clients learn about Asure in a variety of ways, including advertising, web site searches, sales calls, public relations, referral channels, direct marketing, and social media. When prospective clients show an interest in Asure, they are connected with a sales representative, who works to close the sale, via Asure’s web site, phone, or a face-to-face meeting by discussing solutions that meet their needs. We track our marketing and sales activities to provide immediate insights into activities, leads and pipeline opportunities. Our account management teams also work with clients to promote and sell additional solutions that are relevant for each client. We supplement our direct sales efforts with partner programs. By working with partners, we gain access to opportunities in various geographic and industry niches.
Asure has two distinct levels of partners: Reseller Partners and Referral Partners.
Reseller Partners. Reseller Partners pay us recurring license fees to white label our solutions and then they focus on providing value-add services to their clients (our indirect clients). There are generally two types of Reseller Partners: regional payroll providers and SMB trusted advisors (CPA, regional banks, and benefit brokers). Regional payroll providers typically focus on a specific geographic area or industry. They have proven to be attractive alternatives for SMBs’ payroll and HCM needs versus the one-size-fits-all national payroll companies that do not necessarily understand the local needs of many businesses. Since trusted advisors are relied on by entrepreneurs and executives at SMBs to advise on payroll and HR decisions, white labeling our solutions allows them to provide additional solutions directly to their clients. This deepens their client relationships and grows their revenue.
Asure’s Reseller Partners are also the primary source of Asure’s acquisitions. Since they already white label Asure’s solutions, technology integration risk is lessened. By acquiring Reseller Partners, we gain a presence in specific geographic (typically less densely populated U.S. metropolitan cities) and industry niches. These acquisitions help Asure gain scale by assuming all of the Reseller Partner's revenue instead of just a recurring licensing fees (which is typically a small percentage of their total revenue). Reseller Partners can continue to license our solutions with the opportunity to expand their available solutions, or they can come under the Asure umbrella.
Referral Partners. Referral Partners are typically the aforementioned trusted advisors (e.g., regional banks, CPAs, and benefit brokers) that provide us with SMB leads but do not resell our solutions. Since SMBs rely on their trusted advisors to guide them in selecting payroll and HCM solutions, we have found this to be a fruitful source of leads. Referral Partners provide qualified leads that convert to clients at a higher rate than non-referral leads. We have been successful in nurturing some Referral Partners to become Reseller Partners over time as the referral relationships develop and they become more comfortable in the HCM space.
We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of industry and geography. None of our clients constituted more than one-half of one percent of our revenues and no industry represented over 10% of our revenue for the year ended December 31, 2020. Our revenues are generated through our salesforce that solicits new clients and our client relations representatives who sell new applications to existing clients as well as Reseller Partner recurring license fees.
Our continued growth depends on attracting new clients through further penetration of our existing markets and geographic expansion into new markets by strategically acquiring Reseller Partners, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future. Furthermore, we believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The implementation of the Affordable Care Act (the “ACA”) is an example of legislation that has created demand in the HCM industry. We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period.

While we were incorporated in 1985 and became publicly traded in 1992, we view ourselves as a young pure-play SaaS HCM provider with the appropriate people, processes, and technology to execute on our strategy. Our primary source of revenue is derived from Payroll & Tax solutions, which came with the acquisitions of Mangrove Software in 2016 and iSystems in 2017. Beginning in 2016, we rolled-up approximately 15 of our Reseller Partners that white labeled Mangrove and iSystems’ solutions. With our sale of our Workspace Management business in December 2019 and the subsequent transition services agreement that ended in June 2020, we became a pure-play SaaS HCM provider.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease, and many such restrictions remain in place. Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. As of December 31, 2020, more than 90% of our employees were working remotely. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.
In addition, the COVID-19 pandemic has disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients as of the onset of the pandemic negatively impacted our recurring revenue during 2020, and we expect that our recurring revenue in future periods will continue to be negatively impacted by such headcount reductions until employment levels among such client base return to pre-pandemic levels. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation. As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.
During 2019, interest earned on funds held for clients contributed to growth in recurring revenue, due to both higher average interest rates and an increased average funds held for clients balance. Between August 2019 and March 2020, the Federal Open Market Committee reduced the target range for short-term interest rates several times, with the most significant rate cut occurring in March 2020 to support the economy and potentially reduce the impacts of the COVID-19 pandemic. Further, a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allowed employers to delay the payment of the employer’s share of Social Security taxes to a future date. To the extent our clients made such an election, we collected less money from them to hold and then remit to the appropriate taxing authorities, which adversely affected our average funds held for clients balance and, consequently, interest earned on funds held for clients. During 2020, despite the growth in the number of clients in our base, employee headcount reductions at our clients as well as clients electing to defer payment of their share of Social Security taxes under the CARES Act resulted in nominal growth in our average funds held for clients balance, relative to 2019. Due to significantly lower average interest rates in 2020 and, to a lesser extent, the lack of growth of our average funds held for clients balance, interest earned on funds held for clients for the year ended December 31, 2020 decreased from the year ended December 31, 2019, which had a negative effect on recurring revenue growth. The balance of funds held for clients was approximately $321,069 at December 31, 2020, compared with approximately $126,625 at December 31, 2019. Much of this increase was due to acquisitions in 2020.
In 2020, we continued to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and the other pandemic-related factors described above, which had and may continue to have, a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, resulted in a decrease in net income for the year ended December 31, 2020 as compared to the year ended December 31, 2019. We expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment in sales and marketing and research and development to drive the growth of our business.
Prior to the COVID-19 pandemic, our sales force historically traveled frequently to sell our solution. The current remote work environment presents a unique opportunity for our sales force, in that each sales employee is able to meet virtually with a greater number of client prospects in a given day than he or she would if conducting in-person meetings. Although we have not experienced such challenges to date, if clients and client prospects are not as willing or available to engage by video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact it may have on the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Given this, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.
Operating Segment
We operate as one operating segment. Operating segments are defined as components of an enterprise for which the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance, evaluates separate financial information regularly. During 2020, and over the last few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the human capital management market. Our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
RESULTS OF OPERATIONS
The following discussions of our results of continuing operations exclude the results related to the Workspace Management business which was sold in 2019. This business has been segregated from continuing operations and is reflected as a discontinued operation.
The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure’s Consolidated Statements of Comprehensive Income (Loss):

	2020	2019
Revenues	100.0%	100.0%
Gross margin	58.2	59.2
Selling, general and administrative	55.5	56.8
Research and development	9.1	7.3
Amortization of intangible assets	14.6	16.1
Total operating expenses	79.1	128.1
Loss from continuing operations before income taxes	(24.4)	(90.8)
Net income (loss)	(24.9)	41.0
Comparison of Fiscal 2020 to 2019

Basis of Presentation

Revenue
Revenues are comprised of recurring revenues, and implementation and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and implementation and other revenues to remain relatively constant.

Recurring Revenues
Recurring revenues include fees for our payroll, payroll tax, time and labor management, and other Asure HCM solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenue from our Reseller Partners that license our solutions. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees. Recurring revenues are recognized in the period services are rendered.

Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients are subject to ACA form filing requirements in the first quarter, first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

Professional Services, Hardware and Other Revenues
Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on premise maintenance, and hardware devices to enhance our software products.
This revenue line also includes interest earned on funds held for clients. We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper, fixed income securities and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates.
Our revenue was derived from the following sources (Amounts in thousands):

Revenue	2020	2019	Increase (Decrease)	%
Recurring revenue	63,315	$70,066	$(6,751)	(9.6)
Professional services, hardware and other revenue	2,192	3,084	(892)	(28.9)
Total revenue	$65,507	$73,150	$(7,643)	(10.4)
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
Excluding revenue from discontinued operations, our total revenue in 2020 was $65,507 as compared to $73,150 in 2019. Total revenue decreased by $(7,643), or (10.4)%, in 2020 as compared to 2019. Recurring revenue comprised the majority of the decrease with a decrease of $(6,751), or (9.6)%. Recurring revenue decreased primarily due to the impact of COVID and lower interest rates. Hardware and professional services revenue trended downward, partially offset by an increase in on premise software license revenue.
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

Gross Profit and Gross Margin
Consolidated gross profit was $38,093 in 2020 as compared to $43,314 in 2019, a decrease of $5,221, or (12.1)%.  Gross margin as a percentage of revenues was 58.2% for 2020 and 59.2% for 2019. Our decline in gross margin is attributable to lower sales volumes primarily due to COVID, a growing investment in HCM service resources and personnel, maintaining COVID related tax codes, increased amortization of capitalized software costs as well as migration to secure cloud hosting services.
Our cost of sales relates primarily to direct product costs, compensation for operations and related consulting expenses, hardware expenses, facilities and related expenses and the amortization of our purchased software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $36,340 in 2020 as compared to $41,535 in 2019, a decrease of $5,195, or (12.5)%.  SG&A expenses as a percentage of revenues were 55.5% and 56.8% for 2020 and 2019, respectively.
SG&A decreased due to selling of our Workspace business in 2019. Our other professional services, legal fees and rent decreased partially offset from the transition services agreement with FM:Systems in relation to the sale of the Workspace business in 2019,
We may incur significant additional legal expenses and/or professional services-related expenses in the future if we pursue further acquisitions of products or businesses, even if we ultimately do not consummate any acquisition.

Research and Development Expenses
Research and development (“R&D”) expenses were $5,959 in 2020 as compared to $5,351 in 2019, an increase of $608, or 11.4%.  R&D expenses as a percentage of revenues were 9.1% and 7.3% for 2020 and 2019, respectively.
Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform.
Amortization of Intangible Assets
Amortization expenses in 2020 were $9,547, a decrease of $(2,218), or (18.9)%, as compared to $11,765 in 2019.  Amortization expenses as a percentage of revenues were 14.6% and 16.1% for 2020 and 2019, respectively.  In 2019, we accelerated the amortization after a reassessment of the useful lives of certain trade names in relation to our rebranding efforts, resulting in an increase in amortization expense.
Impairment of Goodwill
There was no goodwill impairment recognized in 2020. During fiscal 2019, we determined that the estimated fair value of our HCM reporting unit was less than its carrying value. Therefore, we compared the carrying value of the reporting unit to its fair value in order to determine if an impairment exists. In addition to performing the income based approach discussed above we compared the market value of our common stock to our HCM reporting unit’s carrying value noting its carrying value exceeded market value. A non-cash, before-tax impairment charge of $35,060 was recognized to reduce the carrying amount of the goodwill to its estimated fair value as of December 31, 2019.
Interest Expense and Other, net
Interest expense and other, net was $(2,221) for the year ended 2020 as compared to $(16,005) in the year ended 2019. Interest expense and other, net is primarily comprised of interest expense on notes payable. Interest expense and other for the year ended 2019 is composed primarily of interest expense on notes payable.
Income Taxes

At December 31, 2020, we had federal net operating loss carryforwards of approximately $48,435, and research and development (R&D) credit carryforwards of approximately $3,579. The net operating loss and R&D credit carryforwards will expire in varying amounts from 2021 through 2040, if not utilized.
Income tax expense attributable to continuing operations increased from $(24,111) in 2019 to $337 in 2020, a $(24,448), or (101.4)%, decrease. These figures represent an effective tax rate of (2.1)% and 36.3% in 2020 and 2019, respectively. In 2020, we recorded income tax expense from continuing operations primarily due to deferred taxes on the amortization of goodwill for tax purposes.
As a result of our various acquisitions in prior years, utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.
Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax asset, exclusive of goodwill and jurisdictions in which we have net deferred tax liabilities. During 2020, we increased the valuation allowance by approximately $1,688 due primarily to operations.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	2020	2019
Working capital	$8,208	$17,854
Cash, cash equivalents and short-term investments	28,577	28,826
Net cash provided by (used in) operating activities	(1,707)	(4,117)
Net cash provided by (used in) investing activities	(201,134)	85,632
Net cash provided by (used in) financing activities	202,592	(68,018)
Working Capital.  We had working capital of $8,208 at December 31, 2020, a decrease of $9,646 from $17,854 at December 31, 2019.  We attribute the increase in our working capital primarily to an increase in cash and cash equivalents due to the divestiture of our Workspace Management business. Working capital at December 31, 2020 includes $5,838 of short term deferred revenue, an increase in short term deferred revenue of $338 compared to December 31, 2019. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.
Operating Activities.  Net cash used in operating activities was $1,707 in 2020. The $1,707 of cash provided by operating activities during 2020 was primarily driven by our net loss of $16,311 and increases in deferred revenue of $128, and decreases in accrued expenses and other long-term obligations of $4,596. This was offset by non-cash adjustments of $20,908, decreases in accounts receivable of $1,118 and increases in inventory of $11, and decreases in accounts payable of $448 and $911 of prepaid expenses and other assets.
Net cash used in operating activities was $(4,117) in 2019. The $(4,117) of cash used in operating activities during 2019, including discontinued operations, was primarily driven by our net income of $30,001 and increases in deferred revenue of $5,662, and accrued expenses and other long-term obligations of $5,649. This was offset by non-cash adjustments of $(35,215), increases in accounts receivable of $1,446 and inventory of $1,581, and a decrease in accounts payable of $3,174.
Investing Activities.  Net cash used in investing activities during 2020 was $(201,134), primarily due to the net change in funds held for clients and our acquisitions of three payroll processing and payroll tax businesses during the year. Cash provided by investing activities during 2019 was $85,632.  The cash provided by investing activities in 2019 is primarily driven by the proceeds from the sale of discontinued operations.
Financing Activities.  Net cash provided by financing activities of $202,592 in 2020 was primarily due to the net change in client funds of $184,823, net proceeds from issuance of our common stock of $21,392, and proceeds from note payable of $8,856, partial offset by payments of our note payables of $12,234.
Net cash used in financing activities of $(68,018) in 2019 was primarily due to the payments of our notes payable and debt financing costs.
Sources of Liquidity.  As of December 31, 2020, Asure’s principal sources of liquidity consisted of approximately $28,577 of cash and cash equivalents, future cash generated from operations of our business over the next twelve months, and $4,500 available for borrowing under our Wells Fargo revolver. Based on current internal projections, we believe that we have and/or will generate sufficient cash for our operational needs for at least the next twelve months from issuance of this Annual Report on Form 10-K. We continue to be focused on growing our existing software operations and seeking accretive and complimentary strategic acquisitions as part of our growth strategy. We believe the available sources of liquidity described above will be sufficient to fund such growth activities but may raise additional capital or incur additional indebtedness to supplement those sources as we execute on our growth plan.
Underwriting Agreement
In December 2020, we completed an underwritten public offering 2,990,000 shares of our common stock at a public offering price of $7.25. We realized gross proceeds of approximately $21,700 before deducting underwriting discounts and estimated offering expenses.

Credit Agreement

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

The Amendment also reset our financial covenants and added a new financial covenant for minimum recurring revenue.

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

In addition to the requirement that we pay $9,750 on our outstanding term loans, we were also required to pay our senior lender an amendment fee of $225. Our senior lender waived any prepayment penalty that would have otherwise been due on the $9,750 payment toward our term loan and agreed that we would not owe a prepayment penalty if we were to refinance our facility before December 31, 2020. Finally, as a condition to the amendment, our senior lender required that we agree to obtain lender consent for any acquisitions until the later of August 10, 2021 or the Covenant Conversion Date. Previously certain types of acquisitions were deemed permitted acquisitions, which did not require our lender’s consent. We do not anticipate an issue with obtaining consent from our lender for accretive acquisitions.

We had sufficient cash on hand to make the required payment of $9,750 in connection with the Amendment and expect to have enough cash on hand to meet our future business needs. Further, we expect to comply with our financial covenants in future quarters under the Credit Agreement, as amended by the Amendment.

Also, due to the effects of Covid-19 on our business and the related need to support our operations, we applied for and received a loan from Pinnacle Bank under the Paycheck Protection Program during the second quarter of 2020. Under the terms of our note with Pinnacle Bank, principal payments would have begun in November 2020. However, the Small Business Administration, who administers loans issued under the Paycheck Protection Program, has issued guidance, deferring all payments that would be owed on this loan until the Small Business Administration makes a decision on our loan forgiveness application. While we expect that the entire loan will be forgiven, we cannot be certain that the Small Business Administration will grant forgiveness of our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to begin repaying the portion of the principal and interest that is not forgiven such that it is fully paid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank. Further, if the portion of the PPP Loan that is not forgiven (the “Unforgiven Debt”) exceeds $3,250 or requires monthly payments of principal and interest in excess of $185, it is likely we will be in default under our Credit Agreement unless we obtain a waiver from our senior lender or are otherwise able to negotiate acceptable terms with our senior lender and Pinnacle Bank. We applied our initial application for forgiveness of this loan in December 2020 and completed this application in early Febuary 2021. Given this, we expect that payments we may owe, if any, would not start until second quarter of 2021. Under GAAP, we are required to report this entire loan as outstanding debt in our financial statements and further identify the current portion of this debt (e.g. amounts which would be payable in the next 12 months) with reference to the actual terms of our note with Pinnacle Bank. Notwithstanding how this loan is reported in our financial statements, we do not expect to make any payments on this note until at least second quarter of 2021, and then only to the extent that any portion of this note is not forgiven in accordance with the terms of the Paycheck Protection Program.
As of December 31, 2020 and December 31, 2019, no amount was outstanding and $4,500 and $10,000, respectively, was available for borrowing under the revolver.
As of December 31, 2020, we are in compliance with our financial covenants under the Amendment and all payments remain current. We expect to be in compliance or be able to obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

See Note 6 - Notes Payable in the accompanying consolidated financial statements for more information about the Credit Agreement.
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
CRITICAL ACCOUNTING POLICIES
We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles and included the accounts of our wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenues and expenses during the fiscal year.  The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, lease impairment, useful lives of fixed assets, the determination of the fair value of our long-lived assets and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances.  These estimates could be materially different under different conditions and assumptions.  Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation.
We believe the following are our critical accounting policies:
Revenue Recognition
Our revenue consists of software-as-a-service (“SaaS”) offerings and time-based software subscription license agreements that also, typically include hardware, maintenance/support, and professional services elements.  We recognize revenue on an output basis when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.  We determine standalone selling prices based on the amount that we believe the market is willing to pay determined through historical analysis of sales data as well as through use of the residual approach when we can estimate the standalone selling price for one or more, but not all, of the promised goods or services.
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

The terms of our contracts with customers range from month to month for some Asure HCM direct clients to longer terms ranging from one to three years, some of which are renewable for successive terms.  A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Recurring revenue on the Consolidated Statement of Comprehensive Loss. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.
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
We recognize allocated revenue for maintenance/support on an output basis ratably over the non-cancellable term of the support agreement.  Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.  Revenue recognized from maintenance/support are reported as Maintenance and support revenue on the Consolidated Statement of Comprehensive Income (Loss).
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
Intangible Assets and Goodwill
We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the continuation of customer relationships and renewal of customer contracts and approximating the useful lives of the intangible assets acquired. U.S. generally accepted accounting principles (“GAAP”) require that we not amortize intangible assets other than goodwill with an indefinite life until we determine their life as finite.  We must amortize all other intangible assets over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. We have assessed the fair value of our customer relationship intangible assets as of December 31, 2020, we do not believe these to be impaired, as the carrying value of the customer relationship intangible assets are recoverable through the associated project cash flows.

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
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There has been no impairment of goodwill in 2020. In 2019, we recognized an impairment loss on goodwill. See Notes 4 and 5 in the accompanying consolidated financial statements for additional information regarding goodwill.
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

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
    Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
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
Remediation of Material Weakness in Internal Control Over Financial Reporting

During the fourth quarter of 2019, Management identified a deficiency related to the design effectiveness of the Company's controls surrounding the safeguarding of assets. Specifically, the Company did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated with those systems.

    Management has implemented measures designed to remediate the material weakness. The remediation actions include: (i) review and changes to system access, (ii) organization re-alignment to improve and ensure segregation of duties and (iii) implementation of additional manual and IT controls.

    While we continue to make improvements in our processes and controls, we believe that the above actions have remediated the material weakness as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

    Except for the remediation of the material weakness during the fourth quarter of 2020, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2021 annual meeting of shareholders under the headings “Item 1 – Election of Directors and “Other Matters.”
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2021 annual meeting of shareholders under the headings “Executive Compensation,” “Equity Compensation Plan Information” and “Non-Employee Director Compensation Table.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2021 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2021 annual meeting of shareholders under the heading “Approval of Transactions with Related Parties.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2021 annual meeting of shareholders under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
All schedules for which provision is made in the applicable account regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.
(b) Exhibits

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Asset and Equity Purchase Agreement, dated as of October 7, 2019, between Asure Software, Inc., FM Systems Group, LLC and FMS Bidco UK Limited**(10)
2.2	Asset Purchase Agreement among Asure Payroll Tax Management LLC, Payroll Tax Management, Inc., Financial Business Group Holdings, and Alden J. Blowers, dated as of July 1, 2020 (18)
3.1	Restated Certificate of Incorporation (2)
3.2	Certificate of Amendment to Certificate of Incorporation (17)
3.3	Third Amended and Restated Bylaws (9)
3.4	Amendment to No. 1 to Third Amended and Restated Bylaws (13)
4.1	Specimen Certificate for the Common Stock (4)
4.2	Second Amended and Restated Rights Agreement, dated as of April 17, 2019 between Asure Software, Inc. and American Stock Transfer & Trust Company (5)
4.3	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (1)
4.4†	Stock Option Agreement for Patrick Goepel (1)
4.5	Intentionally omitted
4.6	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934* (12)
10.1	Intentionally omitted
10.2	Intentionally omitted
10.3	Intentionally omitted
10.4†	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (6)
10.5†	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (1)
10.6	Intentionally omitted
10.7	Intentionally omitted
10.8	Intentionally omitted
10.9	Intentionally omitted

10.10	Intentionally omitted
10.11
Third Amended Restated Credit Agreement dated as of December 31, 2019, by the lenders identified by the Signature Pages thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Asure Software, Inc. (7)

10.12
Amendment No. 1 To Third Amended and Restated Credit Agreement, dated February 21, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto (16)

10.13
Amendment No. 2 To Third Amended and Restated Credit Agreement, dated April 24, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto (16)

10.14
Waiver and Amendment No. 3 To Third Amended and Restated Credit Agreement, dated June 30, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto (19)

10.15
Waiver and Amendment No. 4 to Third Amended and Restated Credit Agreement and Amendment No. 2 to the Amended and Restated Guaranty and Security Agreement, dated August 10, 2020, by and among Asure Software, Inc., the Guarantors party thereto, Wells Fargo Bank, National Association as administrative agent for each member of the Lender Group and the Bank Product Providers identified on the signature pages thereto (19)

10.16	Intentionally omitted
10.17	Intentionally omitted
10.18	Intentionally omitted
10.19†	Employee Stock Purchase Plan, as amended on May 27, 2020 (15)
10.20	Intentionally omitted
10.21	Intentionally omitted
10.23	Intentionally omitted
10.24	Intentionally omitted
10.25	Intentionally omitted
10.26†	Form of Indemnification Agreement (8)
10.27†	Executive Change in Control Severance Plan (8)
10.28	Intentionally omitted
10.29	Intentionally omitted
10.30	Asure Software, Inc. 2018 Incentive Award Plan, as amended on March 29, 2019 (16)
10.31	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan*
10.32	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan*
10.33	Transition Services Agreement, dated as of December 2, 2019, between Asure Software, Inc. and FM Systems Group, LLC (11)
10.34	General Release and Separation Agreement between Asure Software, Inc. and Kelyn J. Brannnon, dated August 11, 2020 (20)
10.35	Promissory Note, dated April 15, 2020, between Asure Software, Inc. and Pinnacle Bank (14)
10.36	Underwriting Agreement, dated December 18, 2020, between Asure Software, Inc. and Roth Capital Partners, LLC, as representative (21)
14.1	Code of Business Conduct and Ethics (3)
21.1	Subsidiaries of the Company*
23.1	Consent of Marcum LLP*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)*
101	The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K
*	Filed herewith
**	Schedules and similar attachments to the agreement has been omitted pursuant to Item 601(b)(2) of Regulation S-K.
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
(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2012.
(4) Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 13, 2012.
(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2019.
(6) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on September 28, 2009.
(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2020.
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
(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2019.
(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2019.
(12) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.
(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2020.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020.

(15) Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14 A filed on April 27, 2020.

(16) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 11, 2020.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2020.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2020.

(19) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 filed with the SEC on August 10, 2020.

(20) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30,

2020 filed with the SEC on November 9, 2020.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020.

Index to Financial Statements and Financial Statement Schedules (Item 15(a)(1) of Part IV)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Asure Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of the recoverability of the carrying value of goodwill and long-lived assets

As described in Note 1 to the consolidated financial statements, the Company performed a recoverability test of its long-lived assets by comparing the estimated future cash flows from its asset group to its carrying value. As described in Note 5 to the consolidated financial statements, the Company performed its annual evaluation of goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value. The Company determined that as of the valuation date there was only one asset group and one reporting unit. The Company used a discounted cash flow model to estimate the fair value of the reporting unit, The Company’s cash flow model used to test the recoverability of its long-lived assets and evaluate goodwill for impairment requires management to make subjective estimates and assumptions, particularly related to the forecast of future revenues.

The principal considerations for our determination that performing procedures relating to evaluating the recoverability of the carrying value of goodwill and long-lived assets is a critical audit matter, are that there is significant judgment by management in both the identification of the reporting unit and asset group, and in the estimation of future cash flows. This in turn led to high degree of auditor judgment, subjectivity and effort in performing audit procedures in evaluating audit evidence related to management’s identification of reporting unit and asset group, and management’s estimates and assumptions used in the forecasts and discounted cash flow models.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s determination of a single reporting unit; (ii) evaluating management’s determination of a single asset group; and (iii) testing management’s process of estimating forecasted cash flows by comparing the forecasts to historical results, internal communications to management and board of directors, forecast information included in analyst and industry reports for the Company, and other macroeconomic indicators. In addition, our procedures to evaluate the recoverability of goodwill included a sensitivity analysis of the implied control premium by comparing the fair value determined by the Company against the market capitalization of the Company at the valuation date.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Costa Mesa, California
March 11, 2021

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$28,577	$28,826
Accounts and note receivable, net of allowance for doubtful accounts of $771 and $904 at December 31, 2020 and December 31, 2019, respectively	4,852	4,808
Inventory	449	656
Prepaid expenses and other current assets	3,284	8,551
Total current assets before funds held for clients	37,162	42,841
Funds held for clients	321,069	126,625
Total current assets	358,231	169,466
Property and equipment, net	8,281	7,867
Goodwill	73,958	68,697
Intangible assets, net	64,552	63,850
Operating lease assets, net	6,450	6,963
Other assets	3,951	3,224
Total assets	$515,423	$320,067
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$12,310	$2,571
Accounts payable	1,288	1,736
Accrued compensation and benefits	2,916	3,424
Operating lease liabilities, current	1,833	1,575
Other accrued liabilities	1,380	6,556
Contingent purchase obligation	3,880	—
Deferred revenue	5,838	5,500
Total current liabilities before client fund obligations	29,445	21,362
Client fund obligations	320,578	130,250
Total current liabilities	350,023	151,612
Long-term liabilities:
Deferred revenue	111	322
Deferred tax liability	888	336
Notes payable, net of current portion and debt issuance cost	12,225	24,142
Operating lease liabilities, noncurrent	5,366	5,937
Other liabilities	1,157	139
Total long-term liabilities	19,747	30,876
Total liabilities	369,770	182,488
Commitments and Contingencies (Notes 2 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 44,000 and 22,000 shares authorized; 19,354 and 16,098 shares issued, 18,970 and 15,714 shares outstanding at December 31, 2020 and December 31, 2019, respectively	193	161
Treasury stock at cost, 384 shares at December 31, 2020 and December 31, 2019	(5,017)	(5,017)
Additional paid-in capital	419,827	396,102
Accumulated deficit	(269,954)	(253,642)
Accumulated other comprehensive loss	604	(25)
Total stockholders’ equity	145,653	137,579
Total liabilities and stockholders’ equity	$515,423	$320,067
The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

	Years Ended December 31
	2020	2019
Revenue:
Recurring	$63,315	$70,066
Professional services, hardware and other	2,192	3,084
Total revenue	65,507	73,150
Cost of sales	27,414	29,836
Gross profit	38,093	43,314
Operating expenses
Selling, general and administrative	36,340	41,535
Research and development	5,959	5,351
Amortization of intangible assets	9,547	11,765
Impairment of goodwill	—	35,060
Total operating expenses	51,846	93,711
Loss from operations	(13,753)	(50,397)
Interest expense and other, net	(2,221)	(16,005)
Loss from continuing operations before income taxes	(15,974)	(66,402)
Income tax expense (benefit)	337	(24,111)
Loss from continuing operations	(16,311)	(42,291)
Discontinued operations (Note 12)
Gain on disposal of discontinued operations	—	94,293
Income from operations of discontinued operations	—	3,498
Income tax expense	—	(25,499)
Gain on discontinued operations, net of taxes	—	72,292
Net income (loss)	(16,311)	30,001
Other comprehensive income (loss):
Change in unrealized gain on available for sale securities	629	6
Foreign currency translation loss	—	(597)
Comprehensive income (loss)	$(15,682)	$29,410

Basic and diluted loss per share from continuing operations
Basic	$(1.03)	$(2.73)
Diluted	$(1.03)	$(2.73)
Basic and diluted net income (loss) per share
Basic	$(1.03)	$1.93
Diluted	$(1.03)	$1.93
Weighted average basic and diluted shares
Basic	15,910,000	15,511,000
Diluted	15,910,000	15,511,000
The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2018	15,282	$157	$(5,017)	$391,927	$(283,643)	$(906)	$102,518
Stock issued upon option exercise and vesting of restricted stock units	204	2	—	846	—	—	848
Share based compensation	—	—	—	2,268	—	—	2,268
Stock issued under the employee stock purchase plan	105	1	—	507	—	—	508
Stock issued upon acquisition	123	1	—	554	—	—	555
Net income	—	—	—	—	30,001	—	30,001
Disposal of discontinued operations	—	—	—	—	—	1,472	1,472
Other comprehensive income	—	—	—	—	—	(591)	(591)
BALANCE AT DECEMBER 31, 2019	15,714	161	(5,017)	396,102	(253,642)	(25)	137,579
Stock issued upon option exercise and vesting of restricted stock units	207	2	—	727	—		729
Stock issued under the employee stock purchase plan	59	—	—	292	—	—	292
Shares issued, net of issuance costs	2,990	30	—	20,341	—	—	20,371
Share based compensation	—	—	—	2,365	—		2,365
Net loss	—	—	—	—	(16,311)	—	(16,311)
Other comprehensive income	—	—	—	—	—	629	629
BALANCE AT DECEMBER 31, 2020	18,970	$193	$(5,017)	$419,827	$(269,953)	$604	$145,654
The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(16,311)	$30,001
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	16,169	18,165
Impairment of goodwill	—	35,060
Amortization of debt financing costs and discount	395	1,462
Provision for doubtful accounts	372	446
Provision (benefit) from deferred income taxes	551	(1,193)
Loss (gain) on extinguishment of debt	(138)	2,808
Gain on sale of discontinued operations	—	(94,293)
Share-based compensation	2,365	2,268
Loss on disposals of fixed assets	59	62
Change in fair value of contingent purchase consideration	1,135	—
Changes in operating assets and liabilities:
Accounts receivable	1,118	(1,446)
Inventory	11	(1,581)
Prepaid expenses and other assets	(911)	(3,113)
Accounts payable	(448)	(3,174)
Accrued expenses and other long-term obligations	(4,596)	5,649
Operating lease liabilities	(1,606)	(900)
Deferred revenue	128	5,662
Net cash used in operating activities	(1,707)	(4,117)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	118,206
Acquisitions, net of cash acquired	(13,141)	(7,443)
Purchases of property and equipment	(857)	(1,017)
Software capitalization costs	(2,780)	(3,824)
Net change in funds held for clients	(184,356)	(20,290)
Net cash provided by (used in) investing activities	(201,134)	85,632
Cash flows from financing activities:
Proceeds from notes payable	8,856	28,636
Payments of notes payable	(12,234)	(118,421)
Proceeds from revolving line of credit	—	10,231
Payments of revolving line of credit	—	(10,312)
Debt financing fees	(245)	(1,539)
Payments of finance leases	—	(102)
Net proceeds from issuance of common stock	21,392	820
Net change in client fund obligations	184,823	22,669
Net cash provided by (used in) financing activities	202,592	(68,018)
Effect of foreign exchange rates	—	(115)
Net increase (decrease) in cash and cash equivalents	(249)	13,382
Cash and cash equivalents at beginning of period	28,826	15,444
Cash and cash equivalents at end of period	$28,577	$28,826
Supplemental information:

Cash paid for:
Interest	$1,029	$8,897
Income taxes	3,662	126
Non-cash Investing and Financing Activities:
Notes issued in connection with acquisition	1,177	—
Contingent purchase consideration	2,745	—
Equity issued in connection with acquisitions	—	555
The accompanying notes are an integral part of these consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 1 - THE COMPANY
Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a leading provider of cloud-based Human Capital Management (“HCM”) software solutions and, until its divestiture in December 2019, Workspace Management software solutions. We help small and mid-sized companies grow by helping them build better teams with skills that get them to the next level, stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, and better allocate cash so they can spend their financial capital on growing their business rather than back-office overhead expenses. Asure’s Human Capital Management suite, named Asure HCM, includes cloud-based Payroll & Tax, HR, and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of reseller partners.
Our platform vision is to help clients grow their business and become the most trusted HCM resource to entrepreneurs everywhere. Our product strategy is driven by three primary challenges that prevent businesses from growing: HR complexity, allocation of both human and financial capital, and the ability to build great teams. The Asure HCM suite includes four product lines: Asure Payroll&Tax, Asure HR, Asure Time&Attendance, and Asure HRServices.
We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in California, Tennessee, Nebraska, New York, Florida, Vermont, and Washington.
In December 2020, we completed an underwritten public offering of 2,990,000 shares of our common stock at a public offering price of $7.25. We realized gross proceeds of approximately $21,700 before deducting underwriting discounts and estimated offering expenses. Following this offering, we have approximately $111,760 available under our shelf registration statement on Form S-3.
In July 2020, we acquired certain assets of a payroll tax business. The initial purchase price for the assets was $4,250, which we paid for in cash at closing. The seller will be paid additional consideration for the assets based on the trailing twelve-month revenue from the acquired assets at each of April 30, 2021 and October 31, 2021. Subject to any disagreement as to the calculation of the contingent purchase consideration, payments for contingent purchase consideration, if any, will be made by May 30, 2021 and December 30, 2021.
In December 2019, we completed the sale of the assets of our Workspace Management business for an aggregate purchase price of approximately $121,500 in cash. We used the proceeds to pay down debt owed to our senior lender. In July 2020, we finalized our working capital adjustment and received escrow funds of $1,687. For further information regarding the transaction, see Note 12 to the accompanying consolidated financial statements.
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
CONTINGENCIES
Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2020, we were not party to any pending legal proceedings.
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

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

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

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
FUNDS HELD FOR CLIENTS
Funds held for clients represent assets that are held for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services and are classified as client fund obligations on our consolidated balance sheets. Funds held for clients are held in demand deposit or brokerage accounts at financial institutions and are classified as a current asset on our consolidated balance sheets.
Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the consolidated balance sheets at the time that the Company impounds funds from clients.  The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client fund obligations as a current liability on the consolidated balance sheets.
As part of the previously identified material weakness which we have subsequently remediated, the Company recovered approximately $4,290 in funds and insurance proceeds. The Company recognized $3,961 of these funds as receivables in other assets on the consolidated balance sheets at December 31, 2019 with an offsetting liability in client fund obligations. The Company collected the full $4,290 during the first quarter of 2020 and has since disbursed $482 of these funds resulting in a segregated $3,808 in funds held for clients with an offsetting liability in client fund obligations at December 31, 2020.
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
We review potential customers’ credit ratings to evaluate customers’ ability to pay an obligation within the payment term, which is usually net thirty days.  If we receive reasonable assurance of payment and know of no barriers to legally enforce the payment obligation, we may extend credit to customers. We place accounts on “Credit Hold” if a placed order exceeds the credit limit or sooner if circumstances warrant.  We follow our credit policy consistently and routinely monitor our delinquent accounts for indications of collectability.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers.  We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. The allowance for doubtful accounts also considers the need for specific customer reserves based on the customer’s payment experience, credit worthiness and age of receivable balances.  Our bad debts have not been material and have been within management expectations.
INVENTORY
Inventory consists of finished goods and is stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. Inventory includes a full range of biometric and card recognition clocks that we sell as part of our Asure Time&Attendance solutions.  We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.
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
IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the year ended December 31, 2020.

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

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
REVENUE RECOGNITION
Our revenue consists of software-as-a-service (“SaaS”) offerings and time-based software subscription license arrangements that also, typically, include hardware, maintenance/support, and professional services elements.  We recognize revenue on an output basis when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.  We determine standalone selling prices based on the amount that we believe the market is willing to pay determined through historical analysis of sales data as well as through use of the residual approach when we can estimate the standalone selling price for one or more, but not all, of the promised goods or services.
The terms of our contracts with customers range from month to month for some Asure HCM direct clients to longer terms ranging from one to three years, some of which are renewable for successive terms.  A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Recurring revenue on the Consolidated Statement of Comprehensive Loss. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.
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
ADVERTISING COSTS

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
We expense advertising costs as we incur them.  Advertising expenses were $34 and $64 for the years ended December 31, 2020 and 2019, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Standards
The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirements. The adoption of this guidance did not have a material impact on our consolidated financial statements.
The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this guidance did not have a material impact on our consolidated financial statements.
Standards Yet to Be Adopted
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
NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS
At December 31, 2020 and 2019, $25,919 and $24,136, respectively, of funds held for clients were invested in available-for-sale securities consisting of government and commercial bonds, including mortgage backed securities. As of December 31, 2020 and 2019, we also had $63,999 and $48,500, respectively, of funds held for clients invested in money market funds and other cash equivalents. Cash equivalents as of December 31, 2020 and December 31, 2019 was not material.

Investments classified as available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2020:
Funds Held for Clients (2)
Certificates of deposit	$7,370	$204	$—	$7,574
Corporate debt securities	9,415	297	(1)	9,711
Municipal bonds	7,531	103	(1)	7,633
US Government agency securities	500	1	—	501
Asset-backed securities	499	1	—	500
Total	$25,315	$606	$(2)	$25,919

December 31, 2019:
Funds Held for Clients (2)
Certificates of deposit	$8,828	$11	$—	$8,839
Corporate debt securities	6,883	6	(9)	6,880
Municipal bonds	6,383	6	(7)	6,382
US Government agency securities	1,000	—	—	1,000
Asset-backed securities	1,067	—	(32)	1,035
Total	$24,161	$23	$(48)	$24,136

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2020, there were 69 securities in an unrealized gain position and there were 2 securities in an unrealized loss position. These unrealized losses were less than $(1) individually and $(2) in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)At December 31, 2020 and 2019, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet.

Expected maturities of available-for-sale securities as of December 31, 2020 are as follows:

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

One year or less	$5,507
After one year through five years	20,412
After five years through 10 years	—
After 10 years	—
$25,919

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
The following table presents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, respectively:

		Fair Value Measure at December 31, 2020
	Total Carrying Value at December 31, 2020	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Money market funds	$5,204	$5,204	$—	$—
Funds held for clients
Money market funds	63,999	63,999	—	—
Available-for-sale securities	25,919	—	25,919	—
Total	$95,122	$69,203	$25,919	$—

Liabilities:
Contingent purchase consideration	$3,880	$—	$—	$3,880
Total	$3,880	$—	$—	$3,880

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

		Fair Value Measure at December 31, 2019
	Total Carrying Value at December 31, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Funds held for clients
Money market funds	$48,500	$48,500	$—	$—
Available-for-sale securities	24,136	—	24,136	—
Total	$72,636	$48,500	$24,136	$—
Other Financial Assets and Liabilities
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current liabilities.  The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.
Our line of credit and notes payable, including current portion, as of December 31, 2020, had a carrying value of $24,913.  This carrying value approximates fair value.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
Our Level 3 balance is comprised of a contingent purchase obligation. This obligation is calculated using a Monte Carlo model that has significant unobservable inputs. We will revalue this obligation each quarter until it is paid.
In July 2020, we acquired certain assets of a payroll tax business. The initial Purchase price for the assets was $4,250, which we paid for in cash at closing. The seller will be paid additional consideration for the assets based on the trailing twelve-month revenue at each of April 30, 2021 and October 31, 2021. Subject to any disagreement as to the calculation of the contingent purchase consideration, payments for contingent purchase consideration, if any, will be made by May 30, 2021 and December 30, 2021. For the initial measurement, we utilized a Monte Carlo simulation to determine the fair value of the contingent purchase consideration. We utilized a discounted cash flow model to determine if an adjustment was required at December 31, 2020. There was a $1,135 adjustment to the fair value of the contingent consideration at December 31, 2020.

Balance at January 1, 2020	$—
Purchase	2,745
Net realized / unrealized losses	1,135
Balance at December 31, 2020	$3,880
NOTE 4 - ACQUISITIONS
2020 Acquisitions
In January 2020, we acquired certain assets of a payroll business. The aggregate initial purchase price for the assets was $2,153 which included a cash payment of $1,724, which we paid for in cash at closing, a custodial account hold back of $99 and a promissory note of $330, with principal and interest due in April 2021. The Company accounted for this as an asset acquisition.
In July 2020, we acquired certain assets of a payroll tax business. The initial purchase price for the assets was $4,250, which we paid for in cash at closing. The seller will be paid additional consideration for the assets based on the trailing twelve-month revenue from the acquired assets at each of April 30, 2021 and October 31, 2021. Subject to any disagreement as to the calculation of the contingent purchase consideration, payments for contingent purchase consideration, if any, will be made by May 30, 2021 and December 30, 2021.

In December 2020, we acquired certain assets of two payroll businesses and an HR consulting business. The aggregate initial purchase price for the assets was $8,212, which included a cash payment of $7,365 at closing and promissory notes of $847, with principal and interest due in July 2022.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
Purchase Price Allocation
Following is the purchase price allocation for the 2020 business acquisitions. We based the preliminary fair value estimate for the assets acquired and liabilities assumed for these acquisitions upon preliminary calculations and valuations.  Our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that we have not yet finalized relate to certain tangible assets and liabilities acquired, and income and non-income based taxes.
We recorded the transactions using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the dates of acquisitions. The $11,853 of intangible assets subject to amortization consist of $9,753 allocated to Customer Relationships, $2,000 for Developed Technology, and $100 for Trade Names. To value the Trade Names, we employed the relief from royalty method under the market approach. For the Customer Relationships and Developed Technology, we employed a form of the excess earnings method, which is a form of the income approach.
We believe significant synergies are expected to arise from these strategic acquisitions. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be deductible for tax purposes.

Total
Cash & cash equivalents	$196
Accounts receivable	48
Fixed assets	2
Funds held for clients	5,505
Goodwill	5,261
Intangibles	11,853
Total assets acquired	$22,865

Client fund obligations	$5,505
Total liabilities assumed	5,505

Net assets acquired	$17,360
The following is a reconciliation of the purchase price to the fair value of net assets acquired at the date of acquisition:

Total
Purchase price	$13,339
Notes payable	1,177
Custodial hold back	99
Adjustment to fair value of contingent liability	2,745
Fair value of net assets acquired	$17,360
Contingent consideration
In connection with the acquisition of certain assets of the payroll tax business in July 2020, we recorded contingent consideration based upon the expected achievement of certain milestone goals. We will record any changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
Contingent consideration is valued using a multi-scenario discounted cash flow method. The assumptions used in preparing the discounted cash flow method include estimates for outcomes if milestone goals are achieved and the probability

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
of achieving each outcome. Management estimates probabilities and then applies them to management’s conservative case forecast, most likely case forecast and optimistic case forecast with the various scenarios. The Company retained a third-party expert to assist in determining the value of the contingent consideration for the third quarter 2020.
As of September 30, 2020, the third-party expert determined the value of the contingent consideration for the acquisition was $2,745 based on a Monte Carlo simulation model for fiscal 2020 to 2021. At December 31, 2020, we increased the amount to $3,880 based on a discounted cash flow model for fiscal 2020 to 2021.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
We accounted for our historical acquisitions in accordance with ASC 805, Business Combinations.  We recorded the amount exceeding the fair value of net assets acquired at the date of acquisition as goodwill. We recorded intangible assets apart from goodwill if the assets had contractual or other legal rights or if the assets could be separated and sold, transferred, licensed, rented or exchanged. Our goodwill relates to acquisitions from 2011 through 2020.
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
During fiscal 2020, we determined that the estimated fair value of our reporting unit was greater than its carrying value. We determined this using the quantitative method. In addition, we also performed the income based approach discussed above and compared the market value of our common stock to our reporting unit’s carrying value noting its market value exceeded carrying value. Therefore, we had no impairment charge for 2020.
During fiscal 2019, we determined that the estimated fair value of our reporting unit was less than its carrying value. Therefore, we compared the carrying value of the reporting unit to its fair value in order to determine if an impairment exists. In addition to performing the income based approach discussed above we compared the market value of our common stock to our reporting unit’s carrying value noting its carrying value exceeded market value. A non-cash, before-tax impairment charge of 35,060 was recognized to reduce the carrying amount of the goodwill to its estimated fair value as of December 31, 2019. There were no impairment indicators or triggering events during the first three quarters of 2019. The sale of our Workspace Management business in the fourth quarter led to an increase in the carrying value of the remaining business above its market value as of December 31, 2019.
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
The following table summarizes the changes in our goodwill:

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Balance at Balance at December 31, 2018	$99,108
Goodwill recognized upon acquisition	4,826
Adjustments to goodwill associated with acquisitions	(177)
Impairment loss	(35,060)
Balance at December 31, 2019	68,697
Goodwill recognized upon acquisition	5,261
Balance at December 31, 2020	$73,958
The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2020 and 2019 are as follows:

Intangible Assets	Weighted Average Amortization Period (in Years)	2020
		Gross	Accumulated Amortization	Net
Developed Technology	6.6	$12,001	$(7,608)	$4,393
Customer Relationships	8.9	88,310	(28,898)	59,412
Reseller Relationships	7.0	853	(853)	—
Trade Names	3.0	880	(312)	568
Noncompete Agreements	5.2	1,032	(853)	179
	8.5	$103,076	$(38,524)	$64,552

Intangible Assets	Weighted Average Amortization Period (in Years)	2019
		Gross	Accumulated Amortization	Net
Developed Technology	6.0	$10,001	$(6,004)	$3,997
Customer Relationships	8.9	78,558	(19,757)	58,801
Reseller Relationships	7.0	853	(853)	—
Trade Names	3.0	780	(78)	702
Noncompete Agreements	5.2	1,032	(682)	350
	8.5	$91,224	$(27,374)	$63,850
We record amortization expense using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses were $9,547 and $11,765 for 2020 and 2019, respectively, included in Operating Expenses. Amortization expenses recorded in Cost of Sales were $1,604 and $1,994 for 2020 and 2019, respectively.
The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2020

Year Ending
2021	$11,601
2022	11,068
2023	9,942
2024	9,682
2025	8,896
Thereafter	13,363
Total	$64,552

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

NOTE 6 - NOTES PAYABLE
The following table summarizes our outstanding debt as of December 31, 2020 and 2019:1

	Maturity	Stated Interest Rate	2020	2019
Subordinated Notes Payable- acquisitions	1/1/2021 - 7/1/2022	2.00% - 3.00%	$6,182	$7,185
PPP Loan - Pinnacle Bank	4/15/2022	1.00%	8,856	—
Term Loan - Wells Fargo term loan	12/31/2024	5.25%	9,875	20,000
Total Notes Payable			$24,913	$27,185
Short-term notes payable			$12,388	$2,696
Long-term notes payable			$12,525	$24,489
—

(1)	Information presented in this table, the table that immediately follows and the last table in this footnote includes principal and interest due under the terms of a promissory note with Pinnacle Bank. This loan was issued to us in connection with the Paycheck Protection Program pursuant to Title I of the Coronavirus Aid, Relief and Economic Security Act. Under the terms of the Paycheck Protection Program, the principal balance and interest due under the promissory note will be forgiven if we meet certain conditions related to the use of the loan proceeds. Under the terms of our promissory note with Pinnacle Bank, we would have been required to make payments on this promissory note in November 2020; however, the Small Business Administration issued guidance, prior to that date, that deferred all payments that would be owed on this loan until after the Small Business Administration makes a decision on our loan forgiveness application. While we expect that the entire loan will be forgiven, we cannot be certain that the Small Business Administration will grant forgiveness of our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to start making payments on the portion of the principal and interest that is not forgiven so that it will be fully repaid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank. We filed our initial application for forgiveness in December 2020, and completed our application in early February 2021.
The following table summarizes the debt issuance costs as of December 31, 2020 and 2019:

	December 31, 2020
	Gross Notes Payable	Debt Issuance Costs	Net Notes Payable
Notes payable, current portion[1]	$12,388	$(78)	$12,310
Notes payable, net of current portion[2]	12,525	(300)	12,225
Total Notes Payable	$24,913	$(378)	$24,535

(1)
Net Notes Payable includes $6,866 of Gross Notes Payables and $0 Debt Issuance Cost and Debt Discount related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make any payments until the Small Business Administration has made a decision regarding our application for loan forgiveness.

(2)
Net Notes Payable, includes $1,989 of Gross Notes Payables and $0 Debt Issuance Cost and Debt Discount related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make payments until the Small Business Administration has made a decision regarding our application for loan forgiveness.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

	December 31, 2019
	Gross Notes Payable	Debt Issuance Costs	Net Notes Payable
Notes payable, current portion	$2,696	$(125)	$2,571
Notes payable, net of current portion	24,489	(347)	24,142
Total Notes Payable	$27,185	$(472)	$26,713

The following table summarizes the future gross principal payments related to our outstanding debt as of December 31, 2020:

Year Ending
2021	$12,388
2022	3,400
2023	500
2024	8,625
2025	—
Gross Notes Payable	$24,913
Senior Credit Facility - Wells Fargo N.A.

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

On July 7, 2020, our senior lender identified certain events of default under our Credit Agreement and reserved their rights to pursue their remedies as a result of the events of default and issued a reservation of rights letter related to these events of default on July 10, 2020. The primary event of default that triggered the reservation of rights letter was our failure to achieve Minimum EBITDA of $3,750 for the first quarter ending March 31, 2020, as required under Section 7 of the Credit Agreement, which failure was a result of impacts to our business driven primarily by COVID-19. This covenant was set in December 31, 2019, before the Covid-19 pandemic and its possible effects on our business were known to our senior lender or us. The other events of default our lender identified were technical defaults resulting from the fact that we were either unaware that our senior lender was considering the failure to achieve Minimum EBITDA an event of default as of May 11, 2020 or because we were unaware that the senior lender was still requiring that we provide certain requested documents in connection with our banking relationship. Under the reservation of rights letter, the senior lender began accruing default interest from May 11, 2020.

On August 10, 2020, we entered into a waiver and amendment to our Credit Agreement and our Amended and Restated Guaranty and Security Agreement (the “Amendment”). The Credit Agreement now provides for $10,000 in term loans and a $5,000 revolver and required that we make a principal payment of $9,750 on our outstanding term loans and reduce future availability on our revolver by $5,000. The Amendment provides for an accordion feature to our term loan that would allow us

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
to borrow up to an additional $15,000 in term loans subject to certain conditions following the Covenant Conversion Date. The outstanding principal balance and all accrued and unpaid interest on the term loans is due on December 31, 2024. The Amendment also reset our financial covenants and added a new financial covenant for minimum recurring revenue. The Amendment does not require that we meet our fixed charge ratio or leverage ratio covenant until the Covenant Conversion Date. The Coverage Conversion Date is the earlier of August 10, 2022 or the date in which we have satisfied the fixed charge coverage ratio and leverage ratio for two consecutive reporting periods. Until such time, we are only obligated to comply with our minimum EBITDA and minimum recurring revenue covenants. We expect to be in compliance with these amended financial covenants over the next twelve months and are compliant as of 12/31/2020.

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

As of December 31, 2020, and December 31, 2019, no amount was outstanding and $4,500 and $10,000, respectively, was available for borrowing under the revolver.
Third Amended and Restated Credit Agreement
The Third Amended Restated Credit Agreement (the "Third Restated Credit Agreement"), which we entered on December 31, 2019, amends the applicable margin rates for determining the interest rate payable on the loans as follows:

Leverage Ratio	Applicable Margin Relative to Base Rate Loans	Applicable Margin Relative to LIBOR Rate Loans
< 2.00:1.00	2.25% percentage points	3.25% percentage points
≤ 3.00:1.00, and ≥ 2.00:1.00	2.75% percentage points	3.75% percentage points
≥ 3.00:1.00	3.25% percentage points	4.25% percentage points

The outstanding principal amount of the term loan is payable as follows:

•$125 beginning on March 31, 2020 and the last day of each fiscal quarter thereafter through and including December 31, 2021; and

•$250 beginning on March 31, 2022 and the last day of each fiscal quarter thereafter.

The outstanding principal balance and all accrued and unpaid interest on the term loans is due on December 31, 2024.

The Third Restated Credit Agreement also:

•adds a covenant that requires that we achieve EBITDA of at least $3,750 for the three months ended March 31, 2020, $4,850 for the six months ended June 30, 2020 and $5,950 for the nine months ended September 30, 2020, which covenant is in lieu of a leverage covenant calculated at March 31, 2020, June 30, 2020 and September 30, 2020;

•amends our leverage ratio covenant to decrease the maximum ratio to 3.50:1.00 at December 31, 2020, 3.25:1.00 at March 31, 2021 and June 30, 2021 and 2.50:1.00 at September 30, 2021 and each quarter-end thereafter; and

•amends our fixed charge coverage ratio to be no less than 1.00:1.00 at March 31, 2020, and each quarter end thereafter through and including December 31, 2021, 1.50:1.00 at March 31, 2022, 1.60:1.00 at June 30, 2022, and 2.00:1:00 at September 30, 2022 and each quarter end thereafter.
As of December 31, 2020, compliance with certain financial covenants was not yet required under the Third Restated Credit Agreement as a result of the Amendment and all payments remain current. We expect to be in compliance or be able to

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
obtain compliance through debt repayments with available cash on hand or cash we expect to generate from the ordinary course of operations over the next twelve months.

PPP Loan
Due to the effects of Covid-19 on our business and the related need to support our operations, we applied for and received a loan from Pinnacle Bank under the Paycheck Protection Program during the second quarter of 2020. Under the terms of our note with Pinnacle Bank, principal payments would have begun in November 2020. However, the Small Business Administration, who administers loans issued under the Paycheck Protection Program, has issued guidance, deferring all payments that would be owed on this loan until the Small Business Administration makes a decision on our loan forgiveness application. While we expect that the entire loan will be forgiven, we cannot be certain that the Small Business Administration will grant forgiveness of our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to begin repaying the portion of the principal and interest that is not forgiven such that it is fully paid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank. Further, if the portion of the PPP Loan that is not forgiven (the “Unforgiven Debt”) exceeds $3,250 or requires monthly payments of principal and interest in excess of $185, it is likely we will be in default under our Third Restated Credit Agreement unless we obtain a waiver from our senior lender or are otherwise able to negotiate acceptable terms with our senior lender and Pinnacle Bank. We filed our initial application for forgiveness of this loan in December 2020, and completed our application in early February 2021. Given this, we expect that payments we may owe, if any, would not start until second quarter of 2021. Under GAAP, we are required to report this entire loan as outstanding debt in our financial statements and further identify the current portion of this debt (e.g. amounts which would be payable in the next 12 months) with reference to the actual terms of our note with Pinnacle Bank. Notwithstanding how this loan is reported in our financial statements, we do not expect to make any payments on this note until at least second quarter of 2021, and then only to the extent that any portion of this note is not forgiven in accordance with the terms of the Paycheck Protection Program.
NOTE 7 - PROPERTY AND EQUIPMENT
Property and equipment and related depreciable useful lives as of December 31, 2020 and 2019 are composed of the following:

	2020	2019
Furniture and equipment: 2-5 years	$6,818	$7,851
Software development costs	10,308	7,529
Software: 3-5 years	2,808	3,970
Leasehold improvements: shorter of the lease term or life of the improvement	1,658	1,221
Total property and equipment	21,592	20,571
Less accumulated depreciation and amortization	(13,311)	(12,704)
Property and equipment, net	$8,281	$7,867
We record the amortization of our finance leases as depreciation expense on our Consolidated Statements of Comprehensive Loss. Depreciation and amortization expenses relating to property and equipment were approximately $3,504 and $2,370 for 2020 and 2019, respectively.
We acquired software development costs from prior acquisitions and we continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”). We follow the guidance of ASC 350-40, Intangibles- Goodwill and Other- Internal Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the years ended December 31, 2020 and 2019, we capitalized $2,780 and $2,756 of software development costs, respectively.
NOTE 8 - CERTAIN BALANCE SHEET ACCOUNTS
Prepaid expenses and other current assets as of December 31, 2020 and 2019 consist of the following:

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

	2020	2019
Non-trade receivables related to custodial funds	418	$4,118
Receivable from sale of Workspace Management	—	1,685
Prepaid expenses	1,394	1,454
Other current assets	1,472	1,294
Total	3,284	$8,551
Other accrued liabilities as of December 31, 2020 and 2019 consist of the following:

	2020	2019
Income taxes payable	$—	$2,608
Accrued expenses and other	1,380	3,948
Total	$1,380	$6,556

NOTE 9 - STOCKHOLDERS’ EQUITY
SHELF REGISTRATION
In December 2020, we completed an underwritten public offering of 2,990,000 shares of our common stock at a public offering price of $7.25. We realized gross proceeds of approximately $21,700 before deducting underwriting discounts and estimated offering expenses.
In April 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $175,000 (which includes approximately $60,000 of unsold securities that were previously registered on other registration statements effective at the time of this filing of our current S-3). The shelf registration statement relating to these securities became effective on April 16, 2018. As of December 31, 2020, there is approximately $111,760 remaining available under the shelf registration statement.
SHARE REPURCHASE PROGRAM
On March 10, 2020, our Board of Directors authorized a new stock repurchase plan, under which we may repurchase up to $5,000 of our outstanding common stock. This new stock repurchase program is in addition to the approximately 364,446 shares available under our existing stock repurchase plan.
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
The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 750,000 shares, (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2018 Plan. In May 2019 and May 2020, our shareholders approved amendments to the 2018 Plan to increase the number of shares of common stock authorized for issuance by 600,000 shares and 1,000,000 shares, respectively. We have 1,713,000 options and RSUs granted and outstanding pursuant to the 2018 Plan as of December 31, 2020.
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
Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $2,365 and $2,268 for 2020 and 2019, respectively.
The following table summarizes the weighted average assumptions used to develop their fair value for the year ending December 31, 2020 and 2019:

	2020	2019
Grant date fair value	$2.44	$2.65
Risk-free interest rate	0.20%	1.25%
Expected volatility	55%	44%
Expected life in years	2.85	3.50
Dividend yield	—	—
As of December 31, 2020, we reserved shares of common stock for future issuance under the 2009 Plan and 2018 Plan as follows:

Options and RSUs outstanding	1,713,000
Shares available for future grant	1,244,000
Shares reserved	2,957,000
The following table summarizes activity related to options during the year ended December 31, 2020.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	1,685,000	$9.71
Granted	771,000	6.52
Exercised	(130,000)	5.55
Canceled	(1,054,000)	10.06
Outstanding at the end of the year	1,272,000	$7.92	3.4	$533
Vested and expected to vest	1,256,000	$8.55	3.2	$456
Exercisable	375,000	$7.91	2.1	$98
The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $205 and $356, respectively. As of December 31, 2020, total compensation cost not yet recognized related to nonvested share options was $2,563, which is expected to be recognized over a weighted average period of 1.75 years.
The following table summarizes activity related to RSUs during the year ended December 31, 2020.

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at the beginning of the year	70,000	$11.52
Granted	597,000	5.32
Released	(76,000)	6.86
Forfeited	(150,000)	5.47
Outstanding at the end of the year	441,000	$5.99
The total fair value of RSUs vested during the years ended December 31, 2020 and 2019 was $528 and $430, respectively. As of December 31, 2020, total compensation cost not yet recognized related to nonvested share options was $2,238, which is expected to be recognized over a weighted average period of 2.32 years.
NOTE 10 - EMPLOYEE BENEFIT PLANS
401(K) SAVINGS PLAN
We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $124 and $814 in 2020 and 2019, respectively.
EMPLOYEE STOCK PURCHASE PLAN
Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the shareholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 475,000 shares were reserved for issuance of which there remains 364,446 shares available for future issuance.
NOTE 11 - CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION
Receivables

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
Receivables from contracts with customers, net of allowance for doubtful accounts of $771 were $4,852 at December 31, 2020.  Receivables from contracts with customers, net of allowance for doubtful accounts of $904, were $4,808 at December 31, 2019
Deferred Commissions
Deferred commissions costs from contracts with customers were $3,792 and $2,697 at December 31, 2020 and December 31, 2019, respectively.  The amount of amortization recognized during the December 31, 2020 and 2019 period was $906 and $1,398, respectively.
Deferred Revenue
Revenue of $3,783 was recognized during the year ended December 31, 2020 that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2020, approximately $31,503 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 71% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Revenue Concentration
During 2020 and 2019, there were no customers who individually represented 10% or more of consolidated revenue.
NOTE 12 - DISCONTINUED OPERATIONS

In December 2019, we sold our Workspace Management business to FM:Systems for approximately $121,500 in cash. We used the proceeds to pay down debt owed to our senior lender. In July 2020 we finalized our working capital adjustment and received funds of $1,687 representing the entire amount of the escrow. This transaction enabled us to focus on and continue to deliver our HCM solutions to small and mid-size businesses.
The table below reflects the operating results of the Workspace Management business reported as discontinued operations:

Year Ended December 31
2019
Revenue	$24,619

Income from discontinued operations	$3,498
Gain on sale of discontinued operations	94,293
Income tax expense	(25,499)
Income from discontinued operations, net of taxes	$72,292
The table below reflects the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the Workspace Management business reported as discontinued operations:

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)

Year Ended December 31
2019
Depreciation and amortization	$1,060
Provision for doubtful accounts	(87)
Share based compensation	278
Capital expenditures	(417)
Software capitalization	(1,083)
Gain on sale of discontinued operations	(94,293)

NOTE 13 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31, 2020 and 2019.

	2020	2019
Numerator:
Loss from continuing operations	$(16,311)	$(42,291)
Income from discontinued operations	—	72,292
Net income (loss)	$(16,311)	$30,001

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	15,910,000	15,511,000

Basic and diluted income (loss) per share
Loss per share from continuing operations	$(1.03)	$(2.73)
Income per share from discontinued operations	0.00	4.66
Income (loss) per share	$(1.03)	$1.93
We have excluded stock options to acquire 1,713,000 and 1,756,000 shares for 2020 and 2019, respectively, from the computation of the dilutive stock options because the effect of including the stock options would have been anti-dilutive.
NOTE 14 - INCOME TAXES
The components of pre-tax loss from continuing operations for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Domestic	$(15,974)	$(66,402)
Foreign	—	—
Total	$(15,974)	$(66,402)

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Current:
Federal	$—	$(21,697)
State	(214)	(1,899)
Foreign	(1)	42
Total current	(215)	(23,554)

Deferred:
Federal	259	(210)
State	293	(347)
Foreign	—	—
Total deferred	552	(557)
	$337	$(24,111)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating losses	$11,570	$8,004
Research and development credit carryforwards	3,246	3,104
Minimum tax credit carryforwards	—	31
Disallowed interest expense carryforwards	54	—
Stock compensation	258	168
Deferred revenue	148	588
Accrued expenses	590	349
Lease liabilities	1,931	1,905
Goodwill	—	2,132
Other	303	347
	18,100	16,628
Valuation allowance	(6,892)	(5,204)
Net deferred tax assets	11,208	11,424

Deferred tax liabilities:
Acquired intangibles	(5,930)	(7,828)
Fixed assets	(284)	(125)
Capitalized software	(1,524)	(1,353)
Deferred commission	(1,000)	(698)
Right-of-use asset	(1,721)	(1,756)
Goodwill	(1,637)	—
	(12,096)	(11,760)
Net deferred liabilities	$(888)	$(336)

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
At December 31, 2020, we had federal net operating loss carryforwards of approximately $48,435, research and development credit carryforwards of approximately $3,579. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2021 through 2040, if not utilized. Approximately $16,962 of the net operating loss carryforwards carry forward indefinitely, but can only offset up to 80% of taxable income.
As a result of various acquisitions by us in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.
Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of jurisdictions in which we have net deferred tax liabilities. During the year ended December 31, 2020, the valuation allowance increased by approximately $1,688 due primarily to operations.
Our provision for income taxes attributable to continuing operations for the years ended December 31, 2020 and 2019 differ from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2020	2019
Computed at statutory rate	$(3,355)	$(13,944)
State taxes, net of federal benefit	(632)	(1,901)
Permanent items and other	(379)	992
Credit carryforwards	(122)	2,014
Foreign income taxed at different rates	—	22
Goodwill impairment	—	3,907
Change in tax carryforwards not benefitted	3,137	(352)
Change in valuation allowance	1,688	(14,849)
	$337	$(24,111)
Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2020. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2018	$1,435
Additions based on tax positions related to the current year	106
Additions for tax positions of prior years	59
Reductions for tax positions of prior years	(744)
Balance at December 31, 2019	$856
Additions based on tax positions related to the current year	(232)
Additions for tax positions of prior years	19
Reductions for tax positions of prior years	(56)
Balance at December 31, 2020	$587
As of December 31, 2020, we had $587 of unrecognized tax benefits, of which $15 would affect the effective tax rate if recognized. Our assessment of our unrecognized tax benefits is subject to change as a function of our financial statement audit.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2020, we recognized $0 of interest and penalties in our income tax expense.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
We file tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are subject to U.S. federal income tax examinations for years ending on or after December 31, 2017 and are subject to state and local income tax examinations by tax authorities for years ending on or after December 31, 2016. We are not currently under audit for any federal or state jurisdictions.
NOTE 15 - LEASES

We have entered into office space lease agreements, which qualify as operating leases under Topic 842. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record base rent expense under the straight-line method over the term of the lease. In the accompanying consolidated statements of comprehensive income (loss), rent expense is included in operating expenses under selling, general and administrative expenses. The components of the rent expense for the year ended December 31, 2020 were as follows:

Operating lease cost	$2,153
Sublease income	(117)
Net rent expense	2,036

As of December 31, 2020, we had lease liabilities of $7,199, of which $1,833 is presented as a current liability, and Right of Use ("ROU") assets of $6,450 on the accompanying consolidated balance sheet. For purposes of calculating the ROU assets and lease liabilities for such leases, extension options are not included in the lease term unless it is reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. Our incremental borrowing rate of 10% is estimated to approximate our interest rate on a collateralized basis with similar terms and payments, using a portfolio approach. The weighted average remaining lease term of leases with a lease liability as of December 31, 2020 is 5 years.

Supplemental cash flow information related to operating leases for the year ended December 31, 2020 follow:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,246
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,052

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

Total Operating Leases
2021	$2,354
2022	1,837
2023	1,142
2024	1,022
2025	828
Thereafter	1,802
Total minimum lease payments	8,985
Less imputed interest	(1,786)
Total lease liabilities	7,199

NOTE 16 - SUBSEQUENT EVENTS

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or otherwise noted)
The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2020, and events which occurred subsequent to December 31, 2020 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.
44

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASURE SOFTWARE, INC.

March 11, 2021	By	/s/ PATRICK GOEPEL
Patrick Goepel Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
45

Signature	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 11, 2021
Patrick Goepel

/s/ JOHN PENCE	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021
John Pence

/s/ DANIEL GILL	Lead Independent Director	March 11, 2021
Daniel Gill

/s/ BENJAMIN ALLEN	Director	March 11, 2021
Benjamin Allen

/s/ CARL DREW	Director	March 11, 2021
Carl Drew

/s/ GRACE LEE	Director	March 11, 2021
Grace Lee

/s/ BRADFORD OBERWAGER	Director	March 11, 2021
Bradford Oberwager

/s/ BJORN REYNOLDS	Director	March 11, 2021
Bjorn Reynolds

46