Form 10-Q
period 2021-03-31
ASURE SOFTWARE INC
filed 2021-05-10
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 1-34522
ASURE SOFTWARE, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware
(State or other jurisdiction of
incorporation or organization)
3700 N. Capital of Texas Hwy #350
Austin, Texas
(Address of Principal Executive Offices)
74-2415696
(I.R.S. Employer
Identification No.)
78746
(Zip Code)
(512) 437-2700
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ASUR	Nasdaq Capital Market
Series A Junior Participating Preferred Share Purchase Rights	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 6, 2021, 19,033,872 shares of the registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,290	$28,577
Accounts receivable, net of allowance for doubtful accounts of $1,909 and $2,194 at March 31, 2021 and December 31, 2020, respectively	3,873	3,354
Inventory	349	449
Prepaid expenses and other current assets	3,372	3,284
Total current assets before funds held for clients	31,884	35,664
Funds held for clients	254,492	321,069
Total current assets	286,376	356,733
Property and equipment, net	8,662	8,281
Goodwill	73,958	73,958
Intangible assets, net	61,646	64,552
Operating lease assets, net	6,354	6,450
Other assets, net	4,107	3,953
Total assets	$441,103	$513,927
Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$11,901	$12,310
Accounts payable	750	1,288
Accrued compensation and benefits	3,610	2,916
Operating lease liabilities, current	1,985	1,833
Other accrued liabilities	1,064	1,380
Contingent purchase obligation	3,880	3,880
Deferred revenue	1,605	4,343
Total current liabilities before client fund obligations	24,795	27,950
Client fund obligations	254,241	320,577
Total current liabilities	279,036	348,527
Long-term liabilities:
Deferred revenue	86	111
Deferred tax liability	985	888
Notes payable, net of current portion	10,683	12,225
Operating lease liabilities, noncurrent	5,076	5,366
Other liabilities	586	1,157
Total long-term liabilities	17,416	19,747
Total liabilities	296,452	368,274
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 and 22,000 shares authorized; 19,405 and 19,354 shares issued, 19,021 and 18,970 shares outstanding at March 31, 2021 and December 31, 2020, respectively	194	193
Treasury stock at cost, 384 shares at March 31, 2021 and December 31, 2020	(5,017)	(5,017)
Additional paid-in capital	420,561	419,827
Accumulated deficit	(271,552)	(269,954)
Accumulated other comprehensive income	465	604
Total stockholders’ equity	144,651	145,653
Total liabilities and stockholders’ equity	$441,103	$513,927
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Recurring	$19,242	$18,436
Professional services, hardware and other	560	511
Total revenue	19,802	18,947
Cost of Sales	7,310	7,840
Gross profit	12,492	11,107
Operating expenses:
Sales and marketing	3,611	3,575
General and administrative	6,498	5,522
Research and development	1,124	1,174
Amortization of intangible assets	2,528	2,349
Total operating expenses	13,761	12,620
Loss from operations	(1,269)	(1,513)
Interest expense and other, net	(224)	(235)
Loss from operations before income taxes	(1,493)	(1,748)
Income tax expense	105	19
Net loss	(1,598)	(1,767)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	(139)	65
Comprehensive loss	$(1,737)	$(1,702)

Basic and diluted net loss per share
Basic	$(0.08)	$(0.11)
Diluted	$(0.08)	$(0.11)
Weighted average basic and diluted shares
Basic	19,007,000	15,727,000
Diluted	19,007,000	15,727,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	18,970	$193	$(5,017)	$419,827	$(269,954)	$604	$145,653
Stock issued upon option exercise and vesting of restricted stock units	51	1	—	131	—	—	132
Share based compensation	—	—	—	626	—	—	626
Share issuance costs	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	(1,598)	—	(1,598)
Other comprehensive loss	—	—	—	—	—	(139)	(139)
Balance at March 31, 2021	19,021	$194	$(5,017)	$420,561	$(271,552)	$465	$144,651

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	15,714	$161	$(5,017)	$396,102	$(253,642)	$(25)	$137,579
Stock issued upon option exercise and vesting of restricted stock units	29	—	—	106	—	—	106
Share based compensation	—	—	—	438	—	—	438
Net loss	—	—	—	—	(1,767)	—	(1,767)
Other comprehensive income	—	—	—	—	—	65	65
Balance at March 31, 2020	15,743	$161	$(5,017)	$396,646	$(255,409)	$40	$136,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,598)	$(1,767)
Adjustments to reconcile loss to net cash (used in) provided by operations:
Depreciation and amortization	3,862	3,516
Amortization of operating lease assets	421	386
Amortization of debt financing costs and discount	30	75
Provision for (recovery of) doubtful accounts	1	75
Provision for deferred income taxes	98	8
Gain on modification of debt	—	(36)
Share-based compensation	626	438
Changes in operating assets and liabilities:
Accounts receivable	(210)	806
Inventory	44	84
Prepaid expenses and other assets	(552)	(900)
Accounts payable	(538)	(982)
Accrued expenses and other long-term obligations	(195)	(1,392)
Operating lease liabilities	(462)	(405)
Deferred revenue	(2,762)	(3,309)
Net cash used in operating activities	(1,235)	(3,403)
Cash flows from investing activities:
Acquisition of intangible asset	—	(1,823)
Purchases of property and equipment	(48)	(241)
Software capitalization costs	(1,233)	(844)
Net change in funds held for clients	66,439	27,714
Net cash provided by investing activities	65,158	24,806
Cash flows from financing activities:
Payments of notes payable	(1,981)	(1,784)
Debt financing fees	—	(20)
Net proceeds from issuance of common stock	108	106
Net change in client fund obligations	(66,337)	(27,751)
Net cash used in financing activities	(68,210)	(29,449)
Net decrease in cash and cash equivalents	(4,287)	(8,046)
Cash and cash equivalents at beginning of period	28,577	28,826
Cash and cash equivalents at end of period	$24,290	$20,780
Supplemental information:
Cash paid for:
Interest	$219	$99
Income taxes	183	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION
Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a leading provider of cloud-based Human Capital Management (“HCM”) software solutions. We help small and mid-sized companies grow by assisting them in building better teams with skills that reach the next level, stay compliant with ever-changing federal, state, and local tax jurisdictions and labor laws, and better allocate cash so they can spend their financial capital on growing their business rather than back-office overhead expenses. Asure’s Human Capital Management suite, named Asure HCM, includes cloud-based Payroll, Tax Services, and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of reseller partners.
Our platform vision is to help clients grow their business and become the most trusted HCM resource to entrepreneurs everywhere. Our product strategy is driven by three primary challenges that prevent businesses from growing: HR complexity, allocation of both human and financial capital, and the ability to build great teams. The Asure HCM suite includes four product lines: Asure Payroll & Tax, Asure HR, Asure Time & Attendance, and Asure HRServices.
We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in California, Tennessee, Nebraska, New York, Florida, Vermont, and Washington.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. Certain reclassifications were made to conform to the current period presentation in the condensed consolidated statements of comprehensive loss.
In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2021 and the results of operations, statements of changes in stockholders' equity for the three months ended March 31, 2021 and March 31, 2020, and our statements of cash flows for the three months ended March 31, 2021 and March 31, 2020.
These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our "2020 Annual Report on Form 10-K"). The results for the interim periods are not necessarily indicative of results for a full fiscal year.
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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

SIGNIFICANT RISKS AND UNCERTAINTIES
The coronavirus ("COVID-19") pandemic has resulted in a global economic slowdown and disruptions that have and could continue to negatively impact our business. The pandemic and numerous measures implemented to contain the virus such as business shutdowns, shelter-in-place orders and travel bans and restrictions have caused businesses, especially small and medium sized businesses some of whom are our customers, to reduce headcount or cease operations as customer demand decreased. Given the economic slowdown and other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will be adversely affected in the future. Our business is impacted by employment levels as we have contracts that charge clients on a per-employee basis. In addition, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of customer subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, including the administration of vaccinations and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 during the quarter beginning January 1, 2021, using the prospective approach except for hybrid tax regimes, which we adopted using the modified retrospective approach. The adoption of ASU 2019-12 resulted in no material impact to the Company's financial statements.
CONTINGENCIES
Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2021, we were not a party to any pending legal proceedings that are material to our business.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
As of March 31, 2021 and December 31, 2020, accumulated other comprehensive income consisted of net unrealized gains and losses on available-for-sale securities.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS
As of March 31, 2021 and December 31, 2020, funds held for clients invested in available-for-sale securities consisting of government and commercial bonds, including mortgage-backed securities, amounted to $24,233 and $25,919, respectively. As of March 31, 2021, and December 31, 2020, funds held for clients invested in money market funds and other cash equivalents amounted to $1,082 and $63,999, respectively. Additionally, as of March 31, 2021 and December 31, 2020, we had $3,301 and $5,204, respectively, of operating funds in money market funds, classified as cash equivalents.
Investments classified as available-for-sale consisted of the following:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Funds Held for Clients (2)
Certificates of deposit	$7,119	$165	$—	$7,284
Corporate debt securities	8,894	213	(4)	9,103
Municipal bonds	7,254	99	—	7,353
US Government agency securities	500	—	(7)	493
Asset-backed securities	—	—	—	—
Total	$23,767	$477	$(11)	$24,233

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Funds Held for Clients (2)
Certificates of deposit	$7,370	$204	$—	$7,574
Corporate debt securities	9,415	297	(1)	9,711
Municipal bonds	7,531	103	(1)	7,633
US Government agency securities	500	1	—	501
Asset-backed securities	499	1	—	500
Total	$25,315	$606	$(2)	$25,919
(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of March 31, 2021 and December 31, 2020, there were 63 and 69 securities, respectively, in an unrealized gain position and there were 2 and 2 securities, respectively, in an unrealized loss position. As of March 31, 2021, we had $(11) in unrealized losses. As of March 31, 2021, these unrealized losses were less than$(7) individually and $(11) in the aggregate. As of December 31, 2020, these unrealized losses were less than $(1) individually and $(2) in the aggregate. No securities have been in a continuous unrealized loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)At March 31, 2021 and December 31, 2020, none of these securities were classified as cash and cash equivalents on the accompanying condensed consolidated balance sheets.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Expected maturities of available-for-sale securities as of March 31, 2021 are as follows:

Expected Maturities	Amount

One year or less	$4,228
After one year through five years	20,005
After five years through 10 years	—
After 10 years	—
$24,233
In July 2020, we acquired certain assets of a payroll tax business. The initial purchase price for the assets was $4,250, which we paid cash at closing. The seller will be paid additional consideration for the assets based on the trailing twelve-month revenue at each of April 30, 2021 and October 31, 2021. Contingent purchase consideration, if any, will generally be made by May 30, 2021 and December 30, 2021. The payment of the contingent consideration paid will be contingent on certain thresholds set forth in the asset purchase agreement. We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. There was no adjustment to the fair value of the contingent consideration at March 31, 2021.
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.
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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$3,301	$3,301	$—	$—
Funds held for clients
Money market funds	1,082	1,082	—	—
Available-for-sale securities	24,233	—	24,233	—
Total	$28,616	$4,383	$24,233	$—

Liabilities:
Contingent purchase consideration	$3,880	$—	$—	$3,880
Total	$3,880	$—	$—	$3,880

	December 31, 2020
	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$5,204	$5,204	$—	$—
Funds held for clients
Money market funds	63,999	63,999	—	—
Available-for-sale securities	25,919	—	25,919	—
Total	$95,122	$69,203	$25,919	$—

Liabilities:
Contingent purchase consideration	$3,880	$—	$—	$3,880
Total	$3,880	$—	$—	$3,880

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
As of March 31, 2021 and December 31, 2020, goodwill was $73,958. The Company evaluates the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2021, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.
The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
Customer relationships	8.9	$88,310	$(31,350)	$56,960
Developed technology	6.6	12,001	(7,987)	4,014
Reseller relationships	7.0	853	(853)	—
Trade names	3.0	880	(379)	501
Noncompete agreements	5.2	1,032	(861)	171
	8.6	$103,076	$(41,430)	$61,646

	December 31, 2020
Intangible Assets	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
Customer relationships	8.9	$88,310	$(28,898)	$59,412
Developed technology	6.6	12,001	(7,608)	4,393
Reseller relationships	7.0	853	(853)	—
Trade names	3.0	880	(312)	568
Noncompete agreements	5.2	1,032	(853)	179
	8.5	$103,076	$(38,524)	$64,552
We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above.  Amortization expenses recorded in Operating Expenses were $2,528 and $2,349 for the three months ended March 31, 2021 and 2020, respectively. Amortization expenses recorded in Cost of Sales were $379 and $431 for the three months ended March 31, 2021 and 2020, respectively. There is no impairment of intangibles during the three months ended March 31, 2021 based on the qualitative assessment performed by the Company.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the future estimated amortization expense relating to our intangible assets as of March 31, 2021:

Calendar Years	Amount
2021 (April to December)	$8,695
2022	11,068
2023	9,942
2024	9,682
2025	8,896
Thereafter	13,363
$61,646

NOTE 5 – NOTES PAYABLE
The following table summarizes our outstanding debt as of the dates indicated:1

	Maturity	Stated Interest Rate	March 31, 2021	December 31, 2020
Subordinated Notes Payable – acquisitions	7/1/2021 – 7/1/2022	2.00% - 3.00%	$4,263	$6,182
PPP Loan – Pinnacle Bank[1]	4/15/2022	1.00%	8,856	8,856
Term Loan – Wells Fargo Syndicate Partner	12/31/2024	5.25%	9,813	9,875
Total Notes Payable			$22,932	$24,913
Short-term Notes Payable			12,024	12,388
Long-term Notes Payable			$10,908	$12,525

(1)Information presented in each of the tables this Note 5 includes principal and interest due under the terms of a promissory note with Pinnacle Bank. This loan was issued to us in connection with the Paycheck Protection Program pursuant to Title I of the Coronavirus Aid, Relief and Economic Security Act ("the PPP"). Under the terms of the PPP, the principal balance and interest due under the promissory note will be forgiven if we meet certain conditions related to the use of the loan proceeds. Under the terms of our promissory note with Pinnacle Bank, we would have been required to make payments on this promissory note in November 2020; however, the Small Business Administration ("the SBA") issued guidance, prior to that date, that deferred all payments that would be owed on this loan until after the SBA makes a decision on our loan forgiveness application. While we expect that the entire loan will be forgiven, we cannot be certain that the SBA will grant forgiveness of our entire loan or a significant portion of the loan. If we do not receive forgiveness of our entire loan, we will be obligated to start making payments on the portion of the principal and interest that is not forgiven so that it will be fully repaid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank. We filed our initial application for forgiveness in December 2020, and completed our application in early February 2021.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

The following table summarizes the debt issuance costs as of the dates indicated:

	March 31, 2021
	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
Notes payable, current portion[1]	$12,024	$(123)	$11,901
Notes payable, net of current portion[2]	10,908	(226)	10,682
Total	$22,932	$(349)	$22,583
(1)Net Notes Payable includes $8,358 of Gross Notes Payables and $0 Debt Issuance Cost and Debt Discount related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make any payments until the Small Business Administration has made a decision regarding our application for loan forgiveness.
(2)Net Notes Payable, includes $498 of Gross Notes Payables and $0 Debt Issuance Cost and Debt Discount related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make payments until the SBA has made a decision regarding our application for loan forgiveness.

	December 31, 2020
	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
Notes payable, current portion[1]	$12,388	$(78)	$12,310
Notes payable, net of current portion[2]	12,525	(300)	12,225
Total	$24,913	$(378)	$24,535
(1)Net Notes Payable includes $6,866 of Gross Notes Payables and $0 Debt Issuance Cost and Debt Discount related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make any payments until the SBA has made a decision regarding our application for loan forgiveness.
(2)Net Notes Payable, includes $1,989 of Gross Notes Payables and $0 Debt Issuance Cost and Debt Discount related to our PPP loan with Pinnacle Bank, all or a portion of which we expect will be forgiven and for which we are not obligated to make payments until the SBA has made a decision regarding our application for loan forgiveness.

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2021:

Year Ending	Amount
2021 (remainder)	$10,407
2022	3,400
2023	500
2024	8,625
2025	—
Total	$22,932

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Senior Credit Facility with Wells Fargo N.A.
In March 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders that are party thereto. The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions. In March 2014 and in connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets. The Credit Agreement has been amended and restated multiple times, with the most recent amendment and restatement effective December 31, 2019. As described below, the Credit Agreement was amended during 2020, with the most recent amendment effective August 10, 2020.
Following the amendment, the Credit Agreement provided for $10,000 in term loans and a $5,000 revolver and provided for new applicable margin rates for determining the interest payable on loans and amended certain of our financial covenants as described in our Form 10-K filed with the SEC on March 9, 2021. We expect to be in compliance with these amended financial covenants over the next twelve months.
As of March 31, 2021 and December 31, 2020, no amount was outstanding and $4,500, respectively, was available for borrowing under the revolver.
PPP Loan
Due to the effects of COVID-19 on our business and the related need to support our operations, we applied for and received a loan from Pinnacle Bank under the PPP during the second quarter of 2020. Under the terms of our note with Pinnacle Bank, principal payments would have begun in November 2020. However, the SBA, which administers loans issued under the PPP, has issued guidance, deferring all payments that would be owed on this loan until the SBA makes a decision on our loan forgiveness application. While we expect that the entire loan will be forgiven, we cannot be certain that the SBA will forgive our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to begin repaying the portion of the principal and interest that is not forgiven such that it is fully paid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank. Further, if the portion of the PPP Loan that is not forgiven (the “Unforgiven Debt”) exceeds $3,250 or requires monthly payments of principal and interest in excess of $185, it is likely we will be in default under our Credit Agreement unless we obtain a waiver from our senior lender or are otherwise able to negotiate acceptable terms with our senior lender and Pinnacle Bank. We filed our initial application for forgiveness of this loan in December 2020, and completed our application in early February 2021. Given this timing, we expect that payments we may owe, if any, would not start until second or third quarter of 2021. Under U.S. GAAP, we are required to report this entire loan as outstanding debt in our financial statements and further identify the current portion of this debt (e.g. amounts which would be payable in the next 12 months) with reference to the actual terms of our note with Pinnacle Bank. Notwithstanding how this loan is reported in our financial statements, we do not expect to make any payments on this note until at least second quarter of 2021, and then only to the extent that any portion of this note is not forgiven in accordance with the terms of the PPP.
NOTE 6 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION
Receivables
Receivables from contracts with customers, net of allowance for doubtful accounts of $1,909 were $3,873 at March 31, 2021.  Receivables from contracts with customers, net of allowance for doubtful accounts of $2,194 were $3,354 at December 31, 2020. As of March 31, 2021, one customer represented 5% of our net accounts receivable balance. No customers represented more than 10% of our net accounts receivable balance as of December 31, 2020.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

Deferred Commissions
Deferred commission costs from contracts with customers were $4,128 and $3,792 at March 31, 2021 and December 31, 2020, respectively. The amount of amortization recognized for the three months ended March 31, 2021 and for the three months ended March 31, 2020 was $232 and $249, respectively.
Deferred Revenue
During the three months ended March 31, 2021 and 2020, revenue of $3,406 and $2,704 was recognized from the deferred revenue balance at the beginning of each period.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2021, approximately $24,563 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 65% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Revenue Concentration
During the three months ended March 31, 2021 and 2020, there were no customers that individually represented 10% or more of consolidated revenue.
NOTE 7 – LEASES
We have entered into office space lease agreements, which qualify as operating leases under ASU No. 2016-02, “Leases (Topic 842)”. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We record base rent expense under the straight-line method over the term of the lease. In the accompanying condensed consolidated statements of comprehensive loss, rent expense is included in operating expenses under selling, general and administrative expenses. The components of the rent expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$570	$552
Sublease income	(11)	(48)
Net rent expense	$559	$504
For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 8% and 9% as of March 31, 2021 and December 31, 2020, respectively. The weighted average remaining lease term is five and six years as of March 31, 2021 and December 31, 2020, respectively.
Supplemental cash flow information related to operating leases for the three months ended March 31, 2021 and 2020 follow:

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$609	$573
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$325	$—
Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

Year Ending December 31	Operating Leases
2021 (remainder)	$1,854
2022	1,949
2023	1,256
2024	1,037
2025	828
Thereafter	1,803
Total minimum lease payments	8,727
Less imputed interest	(1,666)
Total lease liabilities	$7,061

NOTE 8 – SHARE-BASED COMPENSATION
We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan continue to govern any outstanding awards previously granted under the 2009 Plan.
The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 2,350,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have outstanding options to purchase 1,465,985 shares at a weighted average exercise price of $7.89. During the three months ending March 31, 2021 we issued 307,500 of employee stock options. The weighted average exercise price of these awards was $7.53 for the three months ended March 31, 2021. These awards will vest over a three-year period. We also had 388,273 outstanding restricted stock units as of March 31, 2021.
As of March 31, 2021, we had 1,008,506 shares available for grant pursuant to the 2018 Plan.
Share based compensation for our stock option plans for the three months ended March 31, 2021 and March 31, 2020 were $626 and $438, respectively. We issued 19,709 and 19,317 shares of common stock related to exercises of stock options for the three months ended March 31, 2021 and 2020, respectively. We issued 34,920 and 9,944 shares of common stock related to the issuance of vested restricted stock units for the three months ended March 31, 2021 and 2020, respectively.
NOTE 9 – NET LOSS PER SHARE
We compute net loss per share based on the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options.  We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of approximately 1,854,000

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data unless otherwise noted)

and 1,264,000 shares for the three months ended March 31, 2021 and 2020, respectively, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,598)	$(1,767)
Weighted-average shares of common stock outstanding, basic and diluted	19,007,000	15,727,000
Basic and diluted loss per share	$(0.08)	$(0.11)

NOTE 10 – SUBSEQUENT EVENTS
We evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2021, and events which occurred subsequent to March 31, 2021 but were not recognized in the condensed consolidated financial statements. Based on this evaluation, we have determined there were no subsequent events to report.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements about our financial results, which may include expected GAAP and non-GAAP financial and other operating and non-operating results, including revenue, net income, diluted earnings per share, operating cash flow growth, operating margin improvement, deferred revenue growth, expected revenue run rate, expected tax rates, stock-based compensation expenses, amortization of purchased intangibles, amortization of debt discount and shares outstanding. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, the company's results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include -- but are not limited to -- risks associated with possible fluctuations in the company's financial and operating results; the company's rate of growth and anticipated revenue run rate, including impact of the current environment, the spread of major epidemics (including Coronavirus) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut down of businesses, reductions in employment and an increase in business failures, specifically among our clients, the company's ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; foreign currency exchange rates; errors, interruptions or delays in the company's services or the company's Web hosting; breaches of the company's security measures; changes in the forgiveness provisions for loans under the Paycheck Protection Program; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the nature of the company's business model, including risks related to government contracts; the company's ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the company's services; successful customer deployment and utilization of the company's existing and future services; changes in the company's sales cycle; competition; various financial aspects of the company's subscription model; unexpected increases in attrition or decreases in new business; the company's ability to realize benefits from strategic partnerships and strategic investments; the emerging markets in which the company operates; unique aspects of entering or expanding in international markets, including the compliance with United States export control laws, the company's ability to hire, retain and motivate employees and manage the company's growth; changes in the company's customer base; technological developments; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; unanticipated changes in the company's effective tax rate; factors affecting the company's outstanding convertible notes, term loan, and revolving credit facility; fluctuations in the number of company shares outstanding and the price of such shares; collection of receivables; interest rates; factors affecting the company's deferred tax assets and ability to value and utilize them; the potential negative impact of indirect tax exposure; the risks and expenses associated with the company's real estate and office facilities space; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.
Further information on these and other factors that could affect the company's financial results is included in the reports on Forms 10-K, 10-Q and 8-K, and in other filings we make with the Securities and Exchange Commission from time to time. These documents are available on the SEC Filings section of the Investor Information section of the company's website at investor.asuresoftware.com
Asure Software assumes no obligation and does not intend to update these forward-looking statements, except as required by law.
OVERVIEW
The following description of Asure’s financial position as of March 31, 2021 and December 31, 2020, and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with our 2020 Annual Report on Form 10-K filed with the SEC on March 11, 2021. Asure’s internet website address is http://www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website is not incorporated into this Quarterly Report on Form 10-Q.
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
Impact of the COVID-19 Pandemic to be updated
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease, and many such restrictions remain in place. Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. As of March 31, 2021, more than 70% of our employees were working remotely. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.
In addition, the COVID-19 pandemic has disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in the headcounts of our clients as of the onset of the pandemic negatively impacted our recurring revenue during 2020, and we expect that our recurring revenue in future periods will continue to be negatively impacted by such headcount reductions until employment levels among such client base return to pre-pandemic levels. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation. As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.
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
Prior to the COVID-19 pandemic, our sales force historically traveled frequently to market our solution set. The current remote work environment presents a unique opportunity for our sales force because each sales employee is able to meet virtually with a greater number of client prospects in a given day than he or she would if conducting in-person meetings. Although we have not experienced such challenges to date, if clients and client prospects are not as willing or available to engage by video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.
We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact it may have on the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our Form 10-K. As a result, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

RESULTS OF OPERATIONS
($ in thousands)
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in Asure's Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended March 31,
	2021	2020
Revenues	100%	100%
Gross margin	63%	59%
Sales and marketing	18%	19%
General and administrative	33%	29%
Research and development	6%	6%
Amortization of intangible assets	13%	12%
Total operating expenses	69%	67%
Interest expense and other, net	(1)%	(1)%
Loss before income taxes	(8)%	(9)%
Net loss	(8)%	(9)%
Revenue
Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and implementation and other revenues to remain relatively constant.
Recurring Revenues
Recurring revenues include fees for our payroll, payroll tax, time and labor management, and other Asure solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenue from our Reseller Partners that license our solutions. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees. Recurring revenues are recognized in the period services are rendered.
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

Professional Services, Hardware and Other Revenues
Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, and hardware devices to enhance our software products.
Our revenue was derived from the following sources (Amounts in thousands):

	Three Months Ended March 31,		Increase
	2021	2020		%
Recurring	19,242	18,436	806	4.4%
Professional services, hardware and other	560	511	49	9.6%
Total	19,802	18,947	855	4.5%
Total revenue represents our consolidated revenues, including sales of our payroll and tax services, time and attendance and human resource software, as well as complementary hardware devices to enhance our software products. Recurring revenue consists of cloud revenue, recurring HR consulting revenue, hardware as a service, maintenance and support revenue and interest earned on client funds. Professional services, hardware and other revenue consists of hardware revenue, on-premise software license revenue as well as installation services and other professional services revenue.  While revenue mix varies by product, recurring represented over 95% of total revenue in the first quarter.
Revenue for the three months ended March 31, 2021 was $19,802, an increase of $855, or 4.5%, from $18,947 for the three months ended March 31, 2020. Recurring revenue increased primarily due to an increase in clients due to our acquisitions in 2020 and higher account balances in funds held for clients partially offset by impact of COVID. Revenue for the three months ended March 31, 2021, increased sequentially $3,371 or 20.5%, from $16,430 for the three months ended December 31, 2020 primarily due to year end W-2/ACA revenue.
Although our total customer base is widely spread across industries, our sales are concentrated in small to mid-size businesses.  We continue to target small and mid-sized businesses across industries as prospective customers.  Geographically, we sell our products primarily in the United States.
In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.
Gross Profit and Gross Margin
Consolidated gross profit for the three months ended March 31, 2021 was $12,492, an increase of $1,385 or 12.5%, from $11,107 for the three months ended March 31, 2020. Gross margin as a percentage of revenue was 63.1% for the three months ended March 31, 2021 as compared to 58.6% for the three months ended March 31, 2020. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.
Our cost of sales relates primarily to direct product costs, compensation for operations and related consulting expenses, hardware expenses, facilities and related expenses and the amortization of our purchased software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of salaries and related expenses for sales and marketing staff, including stock-based expenses and commissions, as well as marketing programs, which include events, corporate communications and product marketing activities.
Selling and marketing expenses for the three months ended March 31, 2021 were $3,611, an increase of $36 from $3,575 for the three months ended March 31, 2020. The increase in sales and marketing is primarily due to increased personnel costs offset by lower discretionary marketing spend as we focus on hiring direct sales personnel.  Sales and marketing expenses as a percentage of revenue decreased to 18.2% for the three months ended March 31, 2021 from 18.9% for the same period in 2020.
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
General and administrative expenses for the three months ended March 31, 2021 were $6,498, an increase of $976 from $5,522 for the three months ended March 31, 2020, primarily attributable to the income from the transition services agreement with FM:Systems in relation to the sale of the Workspace business in 2019 as well as increased personnel costs. General and administrative expenses as a percentage of revenue increased to 32.8% for the three months ended March 31, 2021 from 29.1% for the same period in 2020.
We continue to drive efficiencies within our payroll operations and continually reevaluate our vendor relationships.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.
R&D expenses for the three months ended March 31, 2021 were $1,124, a decrease of $50, or 4.3%, from $1,174 for the three months ended March 31, 2020. The decrease in R&D expense is primarily attributable to an increase in investment costs offset by an increase in capitalization costs. R&D expenses as a percentage of revenues decreased to 5.7% for the three months ended March 31, 2021 from 6.2% for the same period in 2020.
We will continue to enhance our products and technologies through expansion of our technological resources by increasing headcount and development partnerships, as well as through organic improvements and acquired intellectual property. We will continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. We believe that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies lays the groundwork for broader market opportunities and represents a key aspect of our competitive differentiation. Native mobile applications, common user interface, expanded web service integration and other technologies are all part of our initiatives.
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
Amortization of Intangible Assets
Amortization expense for the three months ended March 31, 2021 was $2,528 an increase of $179 from $2,349 for the three months ended March 31, 2020. Amortization expense as a percentage of revenue was 12.8% and 12.4% for the three months ended March 31, 2021 and 2020, respectively.
Interest Expense and Other, net
Interest expense and other, net for the three months ended March 31, 2021 was $224 compared to $235 for the three months ended March 31, 2020. Interest expense and other as a percentage of revenue was at 1.1% and 1.2% for the three months ended March 31, 2021 and March 31, 2020, respectively.  Interest expense and other for the three months ended March 31, 2021 and March 31, 2020 is composed primarily of interest expense on notes payable.

Income Taxes
For the three months ended March 31, 2021 and 2020, we recorded an income tax expense attributable to continuing operations of $105 and $19, respectively, an increase of $86, or 450.6%.
Loss From Operations
We incurred a loss from operations of $1,598, or $0.08 per share, during the three months ended March 31, 2021, compared to a loss from operations of $1,767, or $0.11 per share, during the three months ended March 31, 2020. Loss from operations as a percentage of total revenues was 8.1% and 9.3% for the three months ended March 31, 2021 and 2020, respectively.
We intend to continue to implement our corporate strategy for growing our software and services business by investing in areas that directly generate revenue and positive cash flows for the Company.  However, uncertainties and challenges remain, including the effects of COVID-19, and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2021.
LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands)

	March 31, 2021	December 31, 2020
Working capital	$7,340	$8,206
Cash and cash equivalents	$24,290	$28,577

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(1,235)	$(3,403)
Net cash provided by investing activities	$65,158	$24,806
Net cash used in financing activities	$(68,210)	$(29,449)
Working Capital.  We had working capital of $7,340 at March 31, 2021, a decrease of $866 from working capital of $8,206 at December 31, 2020. Working capital as of March 31, 2021 and December 31, 2020 includes $1,605 and $4,343 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services.  We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.
Operating Activities.  Net cash used in operating activities of $1,235 for the three months ended March 31, 2021 was primarily driven by a net loss of $1,598. Non-cash adjustments to our net loss increased by approximately $5,038 due to primarily due to depreciation and amortization. Changes in operating assets and liabilities resulted in a use of cash of $4,675.
Investing Activities.  Net cash provided by investing activities of $65,158 for the three months ended March 31, 2021 is primarily due to the net change in funds held for clients. Net cash provided by investing activities of $24,806 for the three months ended March 31, 2020 is primarily due to the net change in funds held for clients.
Financing Activities.  Net cash used in financing activities was $68,210 for the three months ended March 31, 2021, which primarily consisted of a net decrease in client fund obligations of $66,337 and payments of notes payable of $1,981. Net cash used in financing activities was $29,449 for the three months ended March 31, 2020 primarily due to a net change in client fund obligations of $27,751.
Sources of Liquidity. As of March 31, 2021, Asure's principal sources of liquidity consisted of approximately $24,290 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $4,500 available for borrowing under our Wells Fargo revolver.
In March 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders that are party thereto. The Credit Agreement contains customary events of default, including, among others, payment defaults, covenant defaults, judgment defaults, bankruptcy and insolvency events, cross defaults to certain indebtedness, incorrect representations or warranties, and change of control. In some cases, the defaults are subject to customary notice and grace period provisions. In March 2014 and in connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank. Under the Guaranty and Security Agreement, we and each of our wholly owned active subsidiaries have guaranteed all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets. The Credit Agreement has been amended and restated multiple times, with the most recent amendment and restatement effective December 31, 2019. As described below, the Credit Agreement was amended during 2020, with the most recent amendment effective August 10, 2020.
Following the amendment, the Credit Agreement provided for $10,000 in term loans and a $5,000 revolver and provided for new applicable margin rates for determining the interest payable on loans and amended certain of our financial covenants as described in our Form 10-K filed with the SEC on March 9, 20121. We expect to be in compliance with these amended financial covenants over the next twelve months.
As of March 31, 2021 and December 31, 2020, no amount was outstanding and $4,500, respectively, was available for borrowing under the revolver.
Due to the effects of COVID-19 on our business and the related need to support our operations, we applied for and received a loan from Pinnacle Bank under the PPP during the second quarter of 2020. Under the terms of our note with Pinnacle Bank, principal payments would have begun in November 2020. However, the SBA, who administers loans issued under the PPP, has issued guidance, deferring all payments that would be owed on this loan until the SBA makes a decision on our loan forgiveness application. While we expect that the entire loan will be forgiven, we cannot be certain that the SBA will forgive our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to begin repaying the portion of the principal and interest that is not forgiven such that it is fully paid no later than April 15, 2022, unless we are able to negotiate new payment terms with Pinnacle Bank. We applied our initial application for forgiveness of this loan in December 2020 and completed this application in early February 2021. As a result, we expect that payments we may owe, if any, would not start until second or third quarter of 2021. Under GAAP, we are required to report this entire loan as outstanding debt in our financial statements and further identify the current portion of this debt (e.g. amounts which would be payable in the next 12 months) with reference to the actual terms of our note with Pinnacle Bank. Notwithstanding how this loan is reported in our financial statements, we do not expect to make any payments on this note until at least second quarter of 2021, and then only to the extent that any portion of this note is not forgiven in accordance with the terms of the PPP. Thus, we do not anticipate our obligations to Pinnacle Bank to have a material effect on our liquidity needs in the next twelve months.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
COMMITMENTS AND CONTINGENCIES
None.
CRITICAL ACCOUNTING POLICIES
Information regarding recent accounting pronouncements is provided in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure from market risks from those disclosed in our 2020 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of March 31, 2021, disclosure controls and procedures were effective.
Change in Internal Controls over Financial Reporting
During the period ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2021, we were not party to any pending legal proceedings that are material to our business.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 11, 2021 (the “Form 10-K”), and investors are encouraged to review such risk factors prior to making an investment in the Company.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: May 10, 2021	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: May 10, 2021	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer