Form 10-Q
period 2021-06-30
ASURE SOFTWARE INC
filed 2021-08-09
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	1-34522	74-2415696
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

3700 N. Capital of Texas Hwy #350 Austin, Texas		78746
(Address of principal executive offices)		(Zip Code)

512-437-2700
(Registrant’s Telephone Number, including Area Code)
None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ASUR	The Nasdaq Capital Market
Series A Junior Participating Preferred Share Purchase Rights	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒	Yes	☐	No

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☒	No

As of August 6, 2021, 19,168,553 shares of the registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2021	December 31, 2020

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,292	$28,577
Accounts receivable, net of allowance for doubtful accounts of $2,411 and $2,194 at June 30, 2021 and December 31, 2020, respectively	3,482	3,354
Inventory	279	449
Prepaid expenses and other current assets	3,202	3,284
Total current assets before funds held for clients	27,255	35,664
Funds held for clients	207,432	321,069
Total current assets	234,687	356,733
Property and equipment, net	8,617	8,281
Goodwill	73,958	73,958
Intangible assets, net	58,739	64,552
Operating lease assets, net	5,396	6,450
Other assets, net	4,225	3,953
Total assets	$385,622	$513,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,277	$12,310
Accounts payable	1,272	1,288
Accrued compensation and benefits	1,588	2,916
Operating lease liabilities, current	1,694	1,833
Other accrued liabilities	1,319	1,380
Contingent purchase consideration	2,096	3,880
Deferred revenue	1,279	4,343
Total current liabilities before client fund obligations	12,525	27,950
Client fund obligations	207,326	320,577
Total current liabilities	219,851	348,527
Long-term liabilities:
Deferred revenue	66	111
Deferred tax liability	1,246	888
Notes payable, net of current portion	10,088	12,225
Operating lease liabilities, noncurrent	4,360	5,366
Other liabilities	592	1,157
Total long-term liabilities	16,352	19,747
Total liabilities	236,203	368,274
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 and 22,000 shares authorized; 19,483 and 19,354 shares issued, 19,099 and 18,970 shares outstanding at June 30, 2021 and December 31, 2020, respectively	195	193
Treasury stock at cost, 384 shares at June 30, 2021 and December 31, 2020	(5,017)	(5,017)
Additional paid-in capital	421,633	419,827
Accumulated deficit	(267,788)	(269,954)
Accumulated other comprehensive income	396	604
Total stockholders’ equity	149,419	145,653
Total liabilities and stockholders’ equity	$385,622	$513,927

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenue:
Recurring	$16,072	$13,733	$35,314	$32,168
Professional services, hardware and other	1,096	382	1,656	893
Total revenue	17,168	14,115	36,970	33,061
Cost of Sales	7,223	6,008	14,533	13,848
Gross profit	9,945	8,107	22,437	19,213
Operating expenses:
Sales and marketing	3,622	2,769	7,233	6,344
General and administrative	6,821	5,193	13,319	11,646
Research and development	1,343	1,377	2,467	2,551
Amortization of intangible assets	2,528	2,349	5,056	4,698
Total operating expenses	14,314	11,688	28,075	25,239
Loss from operations	(4,369)	(3,581)	(5,638)	(6,026)
Interest (expense) income and other, net	(223)	14	(447)	710
Gain on extinguishment of debt	8,654	—	8,654	—
Income (loss) from operations before income taxes	4,062	(3,567)	2,569	(5,316)
Income tax (benefit) expense	298	377	403	395
Net income (loss)	3,764	(3,944)	2,166	(5,711)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(69)	562	(208)	627
Comprehensive income (loss)	$3,695	$(3,382)	$1,958	$(5,084)

Basic and diluted earnings (loss) per share
Basic	$0.20	$(0.25)	$0.11	$(0.36)
Diluted	$0.20	$(0.25)	$0.11	$(0.36)

Weighted average basic and diluted shares
Basic	19,040	15,779	19,033	15,753
Diluted	19,203	15,779	19,198	15,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	18,970	$193	$(5,017)	$419,827	$(269,954)	$604	$145,653
Stock issued upon option exercise and vesting of restricted stock units	51	1	—	131	—	—	132
Share based compensation	—	—	—	626	—	—	626
Share issuance costs	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	(1,598)	—	(1,598)
Other comprehensive loss	—	—	—	—	—	(139)	(139)
Balance at March 31, 2021	19,021	$194	$(5,017)	$420,561	$(271,552)	$465	$144,651

Stock issued upon option exercise and vesting of restricted stock units	49	1	—	188	—	—	189
Stock issued, ESPP	29	—	—	170	—	—	170
Share based compensation	—	—	—	714	—	—	714
Net income	—	—	—	—	3,764	—	3,764
Other comprehensive income	—	—	—	—	—	(69)	(69)
Balance at June 30, 2021	19,099	$195	$(5,017)	$421,633	$(267,788)	$396	$149,419

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	15,714	$161	$(5,017)	$396,102	$(253,642)	$(25)	$137,579
Stock issued upon option exercise and vesting of restricted stock units	29	—	—	106	—	—	106
Share based compensation	—	—	—	438	—	—	438
Net loss	—	—	—	—	(1,767)	—	(1,767)
Other comprehensive income	—	—	—	—	—	65	65
Balance at March 31, 2020	15,743	$161	$(5,017)	$396,646	$(255,409)	$40	$136,421

Stock issued, ESPP	32	—	—	157	—	—	157
Stock issued upon option exercise and vesting of restricted stock units	66	1	—	301	—	—	302
Share based compensation	—	—	—	588	—	—	588
Net loss	—	—	—	—	(3,944)	—	(3,944)
Other comprehensive income	—	—	—	—	—	562	562
Balance at June 30, 2020	15,841	$162	$(5,017)	$397,692	$(259,353)	$602	$134,086

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,166	$(5,711)
Adjustments to reconcile income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	7,905	7,033
Amortization of operating lease assets	830	750
Amortization of debt financing costs and discount	60	170
Net amortization of premiums and accretion of discounts on available-for-sale securities	31	112
Provision for doubtful accounts	1	142
Provision for deferred income taxes	358	71
Gain on modification of debt	—	(134)
Gain on extinguishment of debt	(8,654)	—
Net realized gains on sales of available-for-sale securities	(269)	(286)
Share-based compensation	1,340	1,025
(Gain) loss on disposals of long-term assets	(21)	52
Changes in operating assets and liabilities:
Accounts receivable	(129)	(226)
Inventory	107	58
Prepaid expenses and other assets	(190)	2,278
Operating lease right-of-use assets	(277)	(1,051)
Accounts payable	(16)	426
Accrued expenses and other long-term obligations	(1,440)	(2,553)
Operating lease liabilities	(591)	275
Deferred revenue	(3,109)	(2,781)
Net cash used in operating activities	(1,898)	(350)
Cash flows from investing activities:
Acquisition of intangible asset	—	(1,823)
Purchases of property and equipment	(86)	(547)
Software capitalization costs	(2,311)	(1,342)
Purchases of available-for-sale securities	(236)	(10,052)
Proceeds from sales and maturities of available-for-sale securities	7,813	5,634
Net cash provided by (used in) investing activities	5,180	(8,130)
Cash flows from financing activities:
Proceeds from notes payable	—	8,856
Payments of notes payable	(3,090)	(2,359)
Payments of contingent purchase consideration	(1,784)	—
Debt financing fees	—	(20)
Net proceeds from issuance of common stock	468	566
Net change in client fund obligations	(113,251)	(17,393)
Net cash used in financing activities	(117,657)	(10,350)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(114,375)	(18,830)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	324,985	134,060
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$210,610	$115,230
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$20,292	$29,259
Restricted cash and restricted cash equivalents included in funds held for clients	190,318	85,971
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$210,610	$115,230
Supplemental information:
Cash paid for interest	$449	$589
Cash paid for income taxes	$378	$381
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) software solutions. We help small- and medium-sized companies grow by assisting them in building better teams with skills to stay compliant with ever-changing federal, state, and local tax jurisdictions and labor laws, and better allocate cash so they can spend their financial capital on growing their business rather than back-office overhead expenses. Asure’s Human Capital Management suite, named Asure HCM, includes cloud-based Payroll, Tax Services, and Time & Attendance software as well as human resources (“HR”) services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of reseller partners.

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

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in California, Tennessee, Nebraska, New York, Florida, and Vermont. In May 2021, we closed our Washington office where we provided our HR consulting services as employees from that office now work remotely.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2021 and the results of operations, statements of changes in stockholders’ equity for the three and six months ended June 30, 2021 and June 30, 2020, and our statements of cash flows for the six months ended June 30, 2021 and June 30, 2020.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto filed with the SEC in our annual report on Form 10-K for the fiscal year ended December 31, 2020 (our “2020 Annual Report on Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments. The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the Condensed Consolidated Financial Statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. The Company monitors the viability of the banking institutions carrying its assets on a regular basis, and has the ability to transfer cash to various institutions during times of risk. The Company has not experienced any losses related to these cash balances, and believes its credit risk to be minimal.

SIGNIFICANT RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic has resulted in a global economic slowdown and disruptions that have and could continue to negatively impact our business. The pandemic and numerous measures implemented to contain the virus such as business shutdowns, shelter-in-place orders and travel bans and restrictions have caused businesses, especially small- and medium-sized businesses, some of whom are our customers, to reduce headcount or cease operations as customer demand decreased. Given the economic slowdown and other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will be adversely affected in the future. Our business is impacted by employment levels as we have contracts that charge clients on a per-employee basis. In addition, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of customer subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and potential variants, the extent and effectiveness of containment actions, including the administration of vaccinations and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 during the quarter beginning January 1, 2021, using the prospective approach except for hybrid tax regimes, which we adopted using the modified retrospective approach. The adoption of ASU 2019-12 resulted in no material impact to the Company’s financial statements.

RECLASSIFICATION

The Company reclassified its presentation of restricted cash and restricted cash equivalents included in funds held for clients as of June 30, 2020 in the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. Such reclassification had no effect on the consolidated financial position or consolidated results of operations of the Company.

LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2021, we were not a party to any pending legal proceedings that are material to our business.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of June 30, 2021 and December 31, 2020, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820 “Fair Value Measurement” (ASC 820) defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Cash equivalents
Money market funds	$3,551	$3,551	$—	$—
Funds held for clients
Money market funds	2,375	2,375	—	—
Available-for-sale securities	19,076	—	19,076	—
Total	$25,002	$5,926	$19,076	$—

Liabilities:
Contingent purchase consideration	$2,096	$—	$—	$2,096
Total	$2,096	$—	$—	$2,096

December 31, 2020
Assets:
Cash equivalents
Money market funds	$5,204	$5,204	$—	$—
Funds held for clients
Money market funds	63,999	63,999	—	—
Available-for-sale securities	25,919	—	25,919	—
Total	$95,122	$69,203	$25,919	$—

Liabilities:
Contingent purchase consideration	$3,880	$—	$—	$3,880
Total	$3,880	$—	$—	$3,880

In July 2020, we acquired certain assets of a payroll tax business (the “Asset Purchase Agreement”). The initial purchase price for the assets was $4,250, which we paid in cash at closing. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration of $1,975, was offset by certain net amounts owed to us by the seller related to transition services in the amount of $191, was paid in June 2021 (a total payment of $1,784). The second and final contingent purchase consideration, will be based on the trailing twelve-month revenue at October 31, 2021, and will generally be made by April 30, 2022. We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. There was no adjustment to the fair value of the contingent consideration at June 30, 2021.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2021
Restricted cash equivalents	$1,962	$—	$—	$1,962
Available-for-sale securities:
Certificates of deposit	5,399	137	—	5,536
Corporate debt securities	7,398	205	(9)	7,594
Municipal bonds	3,427	62	—	3,489
U.S. Government agency securities	500	—	(5)	495
Total available-for-sale securities	16,724	404	(14)	17,114

Total(2)	$18,686	$404	$(14)	$19,076

December 31, 2020
Restricted cash equivalents	$1,258	$—	$—	$1,258
Available-for-sale securities:
Certificates of deposit	7,370	204	—	7,574
Corporate debt securities	8,914	295	(1)	9,208
Municipal bonds	7,276	103	(1)	7,378
U.S. Government agency securities	500	1	—	501
Total available-for-sale securities	24,060	603	(2)	24,661

Total(2)	$25,318	$603	$(2)	$25,919

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of June 30, 2021 and December 31, 2020, there were 53 and 69 securities, respectively, in an unrealized gain position and there were 2 securities in an unrealized loss position for both periods. As of June 30, 2021, these unrealized losses were less than $9 individually and $14 in the aggregate. As of December 31, 2020, these unrealized losses were less than $2 individually and $2 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At June 30, 2021 and December 31, 2020, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
Funds held for clients have been invested in the following categories (in thousands):

	June 30, 2021	December 31, 2020
Restricted cash and cash equivalents held to satisfy client funds obligations	$190,318	$296,408
Restricted short-term marketable securities held to satisfy client funds obligations	2,027	4,249
Restricted long-term marketable securities held to satisfy client funds obligations	15,087	20,412
Total funds held for clients	$207,432	$321,069

Expected maturities of available-for-sale securities as of June 30, 2021 are as follows (in thousands):

One year or less	$3,487
After one year through five years	15,589
$19,076

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2021 and December 31, 2020, goodwill was $73,958. As of June 30, 2021, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2021 and December 31, 2020 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
June 30, 2021
Customer relationships	8.9	$88,310	$(33,803)	$54,507
Developed technology	6.6	12,001	(8,365)	3,636
Reseller relationships	7.0	853	(853)	—
Trade names	3.0	880	(446)	434
Noncompete agreements	5.2	1,032	(870)	162
	8.5	$103,076	$(44,337)	$58,739

December 31, 2020
Customer relationships	8.9	$88,310	$(28,898)	$59,412
Developed technology	6.6	12,001	(7,608)	4,393
Reseller relationships	7.0	853	(853)	—
Trade names	3.0	880	(312)	568
Noncompete agreements	5.2	1,032	(853)	179
	8.5	$103,076	$(38,524)	$64,552

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $2,528 and $2,349 for the three months ended June 30, 2021 and 2020, respectively. Amortization expenses recorded in Cost of Sales were $379 and $397 for the three months ended June 30, 2021 and 2020, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
Amortization expenses recorded in Operating Expenses were $5,056 and $4,698 for the six months ended June 30, 2021 and 2020, respectively. Amortization expenses recorded in Cost of Sales were $757 and $828 for the six months ended June 30, 2021 and 2020, respectively. There was no impairment of intangibles during the six months ended June 30, 2021 based on the qualitative assessment performed by the Company.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2021 (in thousands):

2021 (six months)	$5,788
2022	11,068
2023	9,942
2024	9,682
2025	8,896
2026	5,785
Thereafter	7,578
$58,739

NOTE 5 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Stated Interest Rate	June 30, 2021	December 31, 2020
Subordinated Notes Payable – acquisitions	7/1/2021 – 7/1/2022	2.00% - 3.00%	$3,933	$6,182
PPP Loan – Pinnacle Bank(1)	6/30/2021	1.00%	—	8,856
Term Loan – Wells Fargo Syndicate Partner	12/31/2024	5.25%	9,750	9,875
Total Notes Payable			$13,683	$24,913
Short-term Notes Payable			3,398	12,388
Long-term Notes Payable			$10,285	$12,525

(1)See the PPP Loan section that follows in this Note 5 — Notes Payable.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
June 30, 2021
Current portion of notes payable(1)	$3,398	$(121)	$3,277
Notes payable, net of current portion(2)	10,285	(197)	10,088
Total	$13,683	$(318)	$13,365

December 31, 2020
Current portion of notes payable(1)	$12,388	$(78)	$12,310
Notes payable, net of current portion(2)	12,525	(300)	12,225
Total	$24,913	$(378)	$24,535

(1)Current portion of notes payable includes $0 and $6,866 of Gross Notes Payables and $0 and $0 of Debt Issuance Cost and Debt Discount for the periods ended June 30, 2021 and December 31, 2020, respectively, related to our PPP loan with Pinnacle Bank. See the PPP Loan section that follows in this Note 5 — Notes Payable.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
(2)Notes Payable, net of current portion includes $0 and $1,989 of Gross Notes Payables and $0 and $0 Debt Issuance Cost and Debt Discount for the periods ended June 30, 2021 and December 31, 2020, respectively, related to our PPP loan with Pinnacle Bank. See the PPP Loan section that follows in this Note 5 — Notes Payable.

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2021 (in thousands):

Year Ending	Amount
2021 (six months)	$3,148
2022	1,410
2023	500
2024	8,625
Total	$13,683

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

Following the amendment, the Credit Agreement provided for $10,000 in term loans and a $5,000 revolver and provided for new applicable margin rates for determining the interest payable on loans and amended certain of our financial covenants as described in our 2020 Annual Report on Form 10-K. We expect to be in compliance with these amended financial covenants over the next twelve months. For both periods ending June 30, 2021, and December 31, 2020, no amount was outstanding and $4,500 was available for borrowing under the revolver.

PPP Loan

Due to the effects of COVID-19 on our business and the related need to support our operations, we received an unsecured Paycheck Protection Program loan in the amount of $8,856 (the “PPP Loan”) in April 2020 from Pinnacle Bank (the “Lender”) under the Coronavirus Aid, Relief and Economic Security Act. In June 2021, we received notice from our Lender that the Small Business Administration (“SBA”) had approved our application for forgiveness of our PPP Loan. The amount forgiven of $8,560 was the amount we requested in our forgiveness application but was less than the original principal balance due, in part, to changes in SBA guidance following the date of our original loan application. Following the grant of forgiveness, we had an outstanding principal balance of $296 and an additional immaterial amount of accrued interest in our PPP Loan, both of which we paid in full in June 2021. During the three months ended June 30, 2021 the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $8,654. The gain on the forgiveness of the PPP Loan is reflected on our Condensed Consolidated Statements of Comprehensive Income, and is a non-taxable event.

NOTE 6 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $2,411, were $3,482 at June 30, 2021. Receivables from contracts with customers, net of allowance for doubtful accounts of $2,194, were $3,354 at December 31, 2020. No customers represented more than 10% of our net accounts receivable balance as of June 30, 2021 and December 31, 2020, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

Deferred Commissions

Deferred commission costs from contracts with customers were $4,388 and $3,792 at June 30, 2021 and December 31, 2020, respectively. The amount of amortization recognized for the three and six months ended June 30, 2021 was $307 and $539, respectively, and for the three and six months ended June 30, 2020 was $190 and $471, respectively.

Deferred Revenue

During the three and six months ended June 30, 2021, revenue of $442 and $3,848, and the three and six months ended June 30, 2020, revenue of $689 and $3,393, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2021, approximately $24,801 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 71% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and six months ended June 30, 2021 and 2020, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 7 – LEASES

We have entered into office space lease agreements, which qualify as operating leases under ASU No. 2016-02, “Leases (Topic 842)”. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one year to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$544	$521	$1,114	$1,073
Sublease income	(11)	(48)	(21)	(96)
Net rent expense	$533	$473	$1,093	$977

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 9% as of June 30, 2021 and December 31, 2020, respectively. The weighted average remaining lease term is five years and six years as of June 30, 2021 and December 31, 2020, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
Supplemental cash flow information related to operating leases for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,198	$1,117
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$325	$1,052

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

Operating Leases
2021 (six months)	$1,086
2022	1,632
2023	1,148
2024	1,037
2025	828
2026	610
Thereafter	1,192
Total minimum lease payments	7,533
Less: imputed interest	(1,479)
Total lease liabilities	$6,054

NOTE 8 – SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan continue to govern any outstanding awards previously granted under the 2009 Plan.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 2,350,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have outstanding options to purchase 1,910,803 shares at a weighted average exercise price of $7.95. During the three and six months ending June 30, 2021 we issued 596,000 and 903,500 of employee stock options, respectively. The weighted average exercise price of these awards was $7.86 and $7.75 for the three and six months ended June 30, 2021, respectively. These awards will vest over a three year period. We also had 261,616 outstanding restricted stock units as of June 30, 2021.

As of June 30, 2021, we had 1,607,763 shares available for grant pursuant to the 2018 Plan.

Share based compensation for our stock option plans for the three months ended June 30, 2021 and June 30, 2020 was $714 and $587, respectively and for the six months ended June 30, 2021 and June 30, 2020 was $1,340 and $1,025, respectively. We issued 84,829 and 58,479 shares of common stock related to exercises of stock options for the three months ended June 30, 2021 and 2020, respectively. We issued 27,793 and 7,213 shares of common stock related to the issuance of vested restricted stock units for the three months ended June 30, 2021 and 2020, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

NOTE 9 – NET EARNINGS (LOSS) PER SHARE

We compute net earnings (loss) per share based on the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options. We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of approximately 2,172 and 2,172 shares for the three and six months ended June 30, 2021 and 2020, respectively, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:
Net income (loss)	$3,764	$(3,944)	$2,166	$(5,711)
Weighted-average shares of common stock outstanding	19,040	15,779	19,033	15,753
Basic earnings (loss) per share	$0.20	$(0.25)	$0.11	$(0.36)

Diluted:
Net income (loss)	$3,764	$(3,944)	$2,166	$(5,711)
Weighted-average shares of common stock outstanding	19,203	15,779	19,198	15,753
Diluted earnings (loss) per share	$0.20	$(0.25)	$0.11	$(0.36)

NOTE 10 – SUBSEQUENT EVENTS

On August 9, 2021, we entered into a commitment letter (the “Commitment Letter”) with Structural Capital Investments III, LP (“Structural”) pursuant to which Structural has agreed, subject to the conditions set forth in the Commitment Letter, to provide us up to $50 million in acquisition and term loan financing to support our growth needs (the “New Credit Facility”). The Loan and Security Agreement and Ancillary Terms attached to the Commitment Letter provide the material terms and conditions of the New Credit Facility. Subject to the satisfaction of certain closing conditions, the parties are expected to close and fund up to $25 million of the New Credit Facility on or around September 15, 2021; however the closing may be extended to September 30, 2021 upon our request, and at Structural’s reasonable discretion. If the closing conditions are not satisfied by September 30, 2021 (if the extension is granted), the Commitment Letter will expire.

The New Credit Facility would replace our existing facility with Wells Fargo N.A. and on August 9, 2021, we provided Wells Fargo N.A. with notice of our intent to terminate the existing facility. We expect to pay off all of our outstanding obligations to Wells Fargo N.A. in connection with the closing of the New Credit Facility.

See Item 5. Other Information for an expanded explanation of this event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about our financial results, which may include expected U.S GAAP and non-U.S. GAAP financial and other operating and non-operating results, including revenue, net income, diluted earnings per share, operating cash flow growth, operating margin improvement, deferred revenue growth, expected revenue run rate, expected tax rates, stock-based compensation expenses, amortization of purchased intangibles, amortization of debt discount and shares outstanding. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, the Company’s results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with possible fluctuations in the Company’s financial and operating results; the Company’s rate of growth and anticipated revenue run rate, including impact of the current environment, the spread of major pandemics or epidemics (including COVID-19) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut down of businesses, reductions in employment and an increase in business failures, specifically among our clients, the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; errors, interruptions or delays in the Company’s services or the Company’s Web hosting; breaches of the Company’s security measures; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the nature of the Company’s business model, including risks related to government contracts; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; changes in the Company’s sales cycle; competition; various financial aspects of the Company’s subscription model; unexpected increases in attrition or decreases in new business; the Company’s ability to realize benefits from strategic partnerships and strategic investments; the emerging markets in which the Company operates; unique aspects of entering or expanding in international markets, including the compliance with United States export control laws, the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; changes in the Company’s customer base; technological developments; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; unanticipated changes in the Company’s effective tax rate; factors affecting the Company’s term loan and revolving credit facility; fluctuations in the number of Company shares outstanding and the price of such shares; collection of receivables; interest rates; factors affecting the Company’s deferred tax assets and ability to value and utilize them; the potential negative impact of indirect tax exposure; the risks and expenses associated with the Company’s real estate and office facilities space; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

Further information on these and other factors that could affect the Company’s financial results is included in the reports on Forms 10-K, 10-Q and 8-K, and in other filings we make with the SEC from time to time. These documents are available on the SEC Filings section of the Investor Information section of the Company’s website at investor.asuresoftware.com.

Asure assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

OVERVIEW

The following review of Asure’s financial position as of June 30, 2021 and December 31, 2020, and results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our 2020 Annual Report on Form 10-K filed with the SEC on March 11, 2021. Asure’s internet website address is www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website is not incorporated into this Quarterly Report on Form 10-Q.

Asure is a leading provider of cloud-based Human Capital Management (“HCM”) software and services. We help small- and medium-sized businesses grow by offering the HR tools necessary to build a better workforce, providing the resources to stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, ultimately freeing their cash flows so they can spend their financial capital on growing their business rather than back-office overhead that suffocates growth. Asure’s Human Capital Management suite, named AsureHCM, includes cloud-based Payroll & Tax, HR, and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of reseller partners.

We are a leading provider of cloud-based HCM solutions, delivered as a software-as-a-service (SaaS) for small- and medium-sized businesses (SMBs). From recruitment to retirement, our solutions help more than 80,000 SMBs across the United States grow their businesses. About 10,000 of our clients are direct and approximately 70,000 remaining clients are indirect as they have contracts with Reseller Partners that white label our solutions.

We strive to be the most trusted HCM resource to entrepreneurs and are focused on less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. Our solution strategy solves three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We have invested in, and intend to continue to invest in, research and development to expand our solution. Asure HCM, our user-friendly solution, reduces the administrative burden on employers and increases employee productivity while managing the complete employment lifecycle.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease, and certain restrictions remain in place. Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. As of June 1, 2021, we have opened our offices and resumed in person work. We continue to take proactive measures, including regular cleaning of the offices, and monitoring of the Center for Disease Control guidelines for return to work. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.

Beginning in 2020, the COVID-19 pandemic disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in the headcounts of our clients as of the onset of the pandemic negatively impacted our recurring revenue during 2020, and we expect that our recurring revenue in future periods will continue to be negatively impacted by such headcount reductions until employment levels among such client base return to pre-pandemic levels. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation. As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.

In 2020, we continued to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and the other pandemic-related factors described above, which had and may continue to have, a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, cumulatively had an adverse impact on our operating results for the year ended December 31, 2020. We expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment in sales and marketing and research and development to drive the growth of our business.

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

We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the occurrence of variant strains, the duration of the outbreak, actions that may be taken by governmental authorities, the impact it may have on the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our Form 10-K. As a result, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

RESULTS OF OPERATIONS
($ in thousands)

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	100%	100%	100%	100%
Gross margin	58%	57%	61%	58%
Sales and marketing	21%	20%	20%	19%
General and administrative	40%	37%	36%	35%
Research and development	8%	10%	7%	8%
Amortization of intangible assets	15%	17%	14%	14%
Total operating expenses	83%	83%	76%	76%
Interest expense and other, net	(1)%	—%	(1)%	2%
Gain on extinguishment of debt	50%	—%	23%	—%
Gain (loss) from operations before income taxes	24%	(25)%	7%	(16)%
Net gain (loss) from continuing operations	22%	(28)%	6%	(17)%

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

Our revenue was derived from the following sources (in thousands):

	Three Months Ended June 30,		Variance
	2021	2020	$	%
Recurring	$16,072	$13,733	$2,339	17.0%
Professional services, hardware and other	1,096	382	714	186.9%
Total	$17,168	$14,115	$3,053	21.6%

	Six Months Ended June 30,		Variance
	2021	2020	$	%
Recurring	$35,314	$32,168	$3,146	9.8%
Professional services, hardware and other	1,656	893	763	85.4%
Total	$36,970	$33,061	$3,909	11.8%

Total revenue represents our consolidated revenues, including sales of our payroll and tax services, time and attendance and human resource software, as well as complementary hardware devices to enhance our software products. Recurring revenue consists of cloud revenue, recurring HR consulting revenue, hardware as a service, maintenance and support revenue and interest earned on client funds. Professional services, hardware and other revenue consists of hardware revenue, on-premise software license revenue as well as installation services and other professional services revenue. While revenue mix varies by product, recurring revenue represented over 90% of total revenue in the second quarter.

Revenue for the three months ended June 30, 2021 was $17,168, an increase of $3,053, or 21.6%, from $14,115 for the three months ended June 30, 2020. Revenue increased evenly, approximately, between organic and inorgranic growth. The inorganic growth was driven by an increase in clients from our acquisitions in the second half of 2020. Higher account balances in funds held for clients increased interest revenue compared to the prior year. Professional services, hardware and other revenue increased $714, or 186.9%, for the three months ended June 30, 2021 from the similar period in 2020 due to the continued success of our Employee Retention Tax Credit (“ERTC”) service launch, which we anticipate to have a positive impact on our operating results through 2021. Revenue for the three months ended June 30, 2021, decreased sequentially $2,634 or 13.3%, from $19,802 for the three months ended March 31, 2021 primarily due to year end W-2/ACA revenue that is recognized in the first quarter, offset by Professional services, hardware and other revenue.

Revenue for the six months ended June 30, 2021 was $36,970, an increase of $3,909, or 11.8%, from $33,061 for the six months ended June 30, 2020. Recurring revenue increased primarily due to an increase in clients due to our acquisitions in 2020 and higher account balances in funds held for clients and correlated interest revenue. Professional services, hardware and other revenue increased $763, or 85.4%, for the six months ended June 30, 2021 from the similar period in 2020, due to the implementation of our ERTC service in 2021.

Although our total customer base is widely spread across industries, our sales are concentrated in small- to medium-sized businesses. We continue to target small- and medium-sized businesses across industries as prospective customers. Geographically, we sell our products primarily in the United States.

In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2021 was $9,945, an increase of $1,838, or 22.7%, from $8,107 for the three months ended June 30, 2020. Gross margin as a percentage of revenue was 57.9% for the three months ended June 30, 2021 as compared to 57.4% for the three months ended June 30, 2020. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

Consolidated gross profit for the six months ended June 30, 2021 was $22,437, an increase of $3,224, or 16.8%, from $19,213 for the six months ended June 30, 2020. Gross margin as a percentage of revenue was 60.7% for the six months ended June 30, 2021 as compared to 58.1% for the six months ended June 30, 2020. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

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

Selling and marketing expenses for the three months ended June 30, 2021 were $3,622, an increase of $853, or 30.8%, from $2,769 for for the three months ended June 30, 2020. The increase in sales and marketing is primarily due to increased personnel costs offset by lower discretionary marketing spend as we focus on hiring direct sales personnel. Sales and marketing expenses as a percentage of revenue increased to 21.1% for the three months ended June 30, 2021 from 19.6% for the same period in 2020.

Selling and marketing expenses for the six months ended June 30, 2021 were $7,233, an increase of $889, or 14.0%, from $6,344 for the six months ended June 30, 2020, primarily due to increased personnel costs offset by lower discretionary marketing spend as we focus on hiring direct sales personnel. Selling and marketing expenses as a percentage of revenue increased to 19.6% for the six months ended June 30, 2021 from 19.2% for the same period in 2020.

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

General and administrative expenses for the three months ended June 30, 2021 were $6,821, an increase of $1,628, or 31.3%, from $5,193 for the three months ended June 30, 2020, primarily attributable to increased personnel, contracting and placement costs. General and administrative expenses as a percentage of revenue increased to 39.7% for the three months ended June 30, 2021 from 36.8% for the same period in 2020.

General and administrative expenses for the six months ended June 30, 2021 were $13,319, an increase of $1,673, or 14.4%, from $11,646 for the six months ended June 30, 2020, primarily attributable to increased personnel, contracting and placement costs. General and administrative expenses as a percentage of revenue increased to 36.0% for the six months ended June 30, 2021 from 35.2% for the same period in 2020.

We continue to drive efficiencies within our payroll operations and continually reevaluate our vendor relationships.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended June 30, 2021 were $1,343, a decrease of $34, or 2.5%, from $1,377 for the three months ended June 30, 2020. The decrease in R&D expense is primarily attributable to an increase in investment costs offset by an increase in capitalization costs. R&D expenses as a percentage of revenues decreased to 7.8% for the three months ended June 30, 2021 from 9.8% for the same period in 2020.

R&D expenses for the six months ended June 30, 2021 were $2,467, a decrease of $84, or 3.3%, from $2,551 for the six months ended June 30, 2020. The decrease in R&D expense is primarily attributable to an increase in investment costs offset by an increase in capitalization costs. R&D expenses as a percentage of revenues decreased to 6.7% for the six months ended June 30, 2021 from 7.7% for the same period in 2020.

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

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform. We have also made significant investments outside of core R&D into compliance and certifications, including SOC I Type 1 and SOC II Type 2 certifications, GDPR, CCPA, and other initiatives.

Amortization of Intangible Assets

Amortization expense in operating expenses for the three months ended June 30, 2021 was $2,528, an increase of $179, or 7.6%, from $2,349 for the three months ended June 30, 2020. Amortization expense as a percentage of revenue was 14.7% and 16.6% for the three months ended June 30, 2021 and 2020, respectively.

Amortization expense in operating expenses for the six months ended June 30, 2021 was $5,056, an increase of $358, or 7.6%, from $4,698 for for the six months ended June 30, 2020. Amortization expense as a percentage of revenue was 13.7% and 14.2% for the six months ended June 30, 2021 and 2020, respectively.

Interest (Expense) Income and Other, Net

Interest (expense) income and other, net for the three months ended June 30, 2021 was a loss of $223 compared to a gain of $14 for the three months ended June 30, 2020. Interest (expense) income and other, net as a percentage of revenue was at (1.3)% and 0.1% for the three months ended June 30, 2021 and June 30, 2020, respectively. Interest (expense) income and other, net for the three months ended June 30, 2021 and 2020 is composed primarily of interest expense on notes payable.

Interest (expense) income and other, net for the six months ended June 30, 2021 was a loss of $447 compared to a gain of $710 for the six months ended June 30, 2020. Interest (expense) income and other, net as a percentage of revenue was at (1.2)% and 2.1% for the six months ended June 30, 2021 and June 30, 2020, respectively. Interest (expense) income and other, net for the six months ended June 30, 2021 and 2020 is composed primarily of interest expense on notes payable.

Income Taxes

For the three months ended June 30, 2021 and 2020, we recorded an income tax expense attributable to continuing operations of $298 and $377, respectively, a decrease of $79 or 21.0%.

For the six months ended June 30, 2021 and 2020, we recorded an income tax expense attributable to continuing operations of $403 and $395, respectively, an increase of $8 or 2.0%.

Loss From Operations

We incurred a loss from operations of $4,369, or $0.23 per share, during the three months ended June 30, 2021, compared to a loss from operations of $3,581, or $0.25 per share, during the three months ended June 30, 2020. Loss from continuing operations as a percentage of total revenues was 21.9% and 27.9% for the three months ended June 30, 2021 and 2020, respectively.

We incurred a loss from operations of $5,638, or $0.30 per share, during the six months ended June 30, 2021, compared to a loss from operations of $6,026, or $0.36 per share, during the six months ended June 30, 2020. Loss from continuing operations as a percentage of total revenues was 5.9% and 17.3% for the six months ended June 30, 2021 and 2020, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	June 30, 2021	December 31, 2020
Cash and cash equivalents(1)	$20,292	$28,577
(1) This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $14,836 at June 30, 2021, an increase of $6,630 from working capital of $8,206 at December 31, 2020. Working capital as of June 30, 2021 and December 31, 2020 includes $1,279 and $4,343 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash used in operating activities of $1,898 for the six months ended June 30, 2021 was primarily driven by changes in operating assets and liabilities, which resulted in a use of $5,645 in cash. This was offset by non-cash adjustments to our net income of approximately $1,581, primarily due to depreciation and amortization, and net income of $2,166. Net cash used in operating activities of $350 for the six months ended June 30, 2020 was primarily driven by our net loss of $5,711. Non-cash adjustments to our net loss was approximately $8,935, primarily due to depreciation and amortization. Changes in operating assets and liabilities resulted in a use of $3,574 in cash.

Investing Activities. Net cash provided by investing activities of $5,180 for the six months ended June 30, 2021 is primarily due to proceeds from sales and maturities of available-for-sale securities. Net cash used in investing activities of $8,130 for the six months ended June 30, 2020 is primarily due to the purchase and sale of available-for-sale securities.

Financing Activities. Net cash used in financing activities was $117,657 for the six months ended June 30, 2021, which primarily consisted of a net decrease in client fund obligations of $113,251 and payments of notes payable of $3,090. Net cash used in financing activities was $10,350 for the six months ended June 30, 2020, which primarily consisted of a net decrease in client fund obligations of $17,393.

Sources of Liquidity. As of June 30, 2021, the Company’s principal sources of liquidity consisted of approximately $20,292 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $4,500 available for borrowing under our Wells Fargo revolver. Furthermore, following the end of the quarter, we signed a commitment letter with Structural Capital Investments III, LP for a new credit facility, see Item 5. Other Information.

As of June 30, 2021 and December 31, 2020, no amount was outstanding and $4,500 was available for borrowing under the revolver.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments. The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of fixed assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the Condensed Consolidated Financial Statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation. Information regarding recent accounting pronouncements is provided in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure from market risks from those disclosed in our 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of June 30, 2021, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2021, we were not party to any pending legal proceedings that are material to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 11, 2021, and investors are encouraged to review these risk factors prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

On August 9, 2021, we entered into a commitment letter (the “Commitment Letter”) with Structural Capital Investments III, LP (“Structural”) pursuant to which Structural has agreed, subject to the conditions set forth in the Commitment Letter, to provide us up to $50 million in term loan financing to support our growth needs (the “New Credit Facility”). The Loan and Security Agreement and Ancillary Terms attached to the Commitment Letter provide the material terms and conditions of the New Credit Facility. Subject to the satisfaction of certain closing conditions, the parties are expected to close and fund up to $25 million of the New Credit Facility on or around September 15, 2021; however the closing may be extended to September 30, 2021 upon our request, and at Structural’s reasonable discretion. If the closing conditions are not satisfied by September 30, 2021 (if the extension is granted), the Commitment Letter will expire. There is no assurance as to the timing or whether the closing conditions of the New Credit Facility will be satisfied.

The New Credit Facility, if consummated following the satisfaction of all closing conditions, would provide for up to $50.0 million of term loans, which we can draw upon until March 31, 2022; however we may request an extension of our right to draw loans under the New Credit Facility until June 30, 2022 with Structural’s approval. We would pay a non-utilization fee on any portions of the available commitment that we have not yet drawn in the amount of 0.25% of the unused commitment amount. We would expect to draw a portion of the term loan at the closing of the New Credit Facility up to the amount of $25 million.

Interest will accrue on any outstanding balance at a rate equal to the greater of 9.0% or the Prime Rate, plus 5.75% (the “Basic Rate”). In addition, interest will also be paid in kind (“PIK”) at a rate of 1.00% or 1.25% based on our ARR Ratio (discussed below) , measured on a quarterly basis. The PIK interest would be added to our outstanding balance and would begin accruing interest at the Basic Rate.

Interest only payments would be due for the first twenty-four months of the New Credit Facility. We could extend our interest only payments for another 12 months if we have achieved an annualized EBITDA of $8.0 million, or $90.0 million of annual recurring revenue before the end of the first twenty-four months of the New Credit Facility.

Principal payments would begin after the expiration of the interest only period (as extended, if applicable) and will be based on a five year amortization schedule, with a balloon payment due on the maturity date (which is expected to be four (4) years after the closing date).

Upon payment in full of the obligations under the New Credit Facility, we would pay to Structural a final payment fee equal to 1.0% of the change in our market capitalization during the term of the New Credit Facility.

We will also agree to provide Structural (together with other lender parties to the New Credit Facility) the right to participate in a future offering (whether public or private) on the same terms and conditions as other investors for an amount not to exceed $3.0 million.

There will be no financial covenants if our net cash position is equal to or greater than zero. If our net cash position is less than zero, we would be subject to the following financial covenants:

•We must have unrestricted cash of no less than $5.0 million
•We must maintain an ARR ratio of no less than 0.70:1.00 for the first twenty-four months after the closing; and
•We must maintain an ARR ratio of no less than 0.60:1.00 for the remainder of the term of the New Credit Facility.

The ARR ratio would be the ratio of our tested debt to our annual recurring revenue and would be measured on a quarterly basis. Our Tested Debt consists of our outstanding obligations under the New Credit Facility (exclusive of PIK interest) and any indebtedness issued or earnouts owed to sellers in connection with acquisitions.

We expect to use the loans under the New Credit Facility for refinancing the Wells Fargo N.A. debt, growth related initiatives and acquisitions. In connection with the signing of the Commitment Letter, we paid a commitment signing fee equal to $375,000, which will be credited against the 1.0% facility fee payable to Structural at the closing of the New Credit Facility.

The New Credit Facility would replace our existing facility with Wells Fargo N.A. and on August 9, 2021, we provided Wells Fargo N.A. with notice of our intent to terminate the existing facility. We expect to pay off all of our outstanding obligations to Wells Fargo N.A. in connection with the closing of the New Credit Facility, which, at June 30, 2021, was a term loan with an outstanding principal balance of $9.75 million.

The foregoing description of the New Credit Facility and Structural’s commitment to us does not purport to be complete and is qualified in its entirety by reference to the full text of the Commitment Letter and its exhibits (including the negotiated form of Loan and Security Agreement), which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Commitment Letter, dated August 9, 2021, between Structural Capital Investments III, LP and Asure Software, Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*Certain schedules and exhibits have been omitted pursuant to SK Rule 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: August 9, 2021	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: August 9, 2021	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer